Form 10-K
period 2008-12-31
RADIAN GROUP INC
filed 2009-03-10
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $116,587,797 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgement that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 81,420,871 shares of common stock, $.001 par value per share, outstanding on March 4, 2009.

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

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding our future performance and financial condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

changes in general financial and political conditions, such as a deepening of the existing national economic recession, further decreases in housing demand, mortgage originations or housing values (in particular, further deterioration in the housing, mortgage and related credit markets, which would harm our future consolidated results of operations and could cause losses for our businesses to be worse than expected), a further reduction in the liquidity in the capital markets and further contraction of credit markets, further increases in unemployment rates, changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	further economic changes or catastrophic events in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•

our ability to successfully execute upon our internally sourced capital plan, (which depends, in part, on the performance of our financial guaranty portfolio) and if necessary, to obtain additional capital to support new business writings in our mortgage insurance business and our long-term liquidity needs and to protect our credit ratings and the financial strength ratings of Radian Guaranty Inc., our principal mortgage insurance subsidiary, from further downgrades;

•

a further decrease in the volume of home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and the on-going deterioration in housing markets throughout the U.S.;

•	our ability to maintain adequate risk-to-capital ratios and surplus requirements in our mortgage insurance business in light of on-going losses in this business;

•	the concentration of our mortgage insurance business among a relatively small number of large customers;

•	disruption in the servicing of mortgages covered by our insurance policies;

•

the aging of our mortgage insurance portfolio and changes in severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•

the performance of our insured portfolio of higher risk loans, such as Alternative-A (“Alt-A”) and subprime loans, and of adjustable rate products, such as adjustable rate mortgages and interest-only mortgages, which have resulted in increased losses in 2007 and 2008 and are expected to result in further losses;

•	reduced opportunities for loss mitigation in markets where housing values fail to appreciate or continue to decline;

•	changes in persistency rates of our mortgage insurance policies;

•	an increase in the risk profile of our existing mortgage insurance portfolio due to mortgage refinancing in the current housing market;

•

further downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the ratings assigned by the major rating agencies to any of our rated insurance subsidiaries at any time (in particular, the credit rating of Radian Group Inc. and the financial strength ratings assigned to Radian Guaranty Inc.);

•

heightened competition for our mortgage insurance business from others such as the Federal Housing Administration and the Veterans’ Administration or other private mortgage insurers (in particular those that have been assigned higher ratings from the major rating agencies);

•

changes in the charters or business practices of Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac, the largest purchasers of mortgage loans that we insure, and our ability to remain an eligible provider to both Freddie Mac and Fannie Mae;

•

the application of existing federal or state consumer, lending, insurance, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the outcome of existing investigations or the possibility of private lawsuits or other formal investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are violative of the Real Estate Settlement Procedures Act and/or similar state regulations, (ii) legislative and regulatory changes affecting demand for private mortgage insurance, or (iii) legislation and regulatory changes limiting or restricting our use of (or requirements for) additional capital, the products we may offer, the form in which we may execute the credit protection we provide or the aggregate notional amount of any product we may offer for any one transaction or in the aggregate;

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

•	changes in accounting guidance from the Securities and Exchange Commission (“SEC”) or the Financial Accounting Standards Board;

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries; and

•	the performance of our investment in Sherman Financial Group LLC.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of this report. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

Part I

Item 1.	Business.

I. General

We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance.

We have three business segments—mortgage insurance, financial guaranty and financial services:

•	Our mortgage insurance business provides credit protection for mortgage lenders and other financial services companies on residential mortgage assets.

•

Our financial guaranty business, which is not currently writing any new business, has provided insurance and reinsurance of municipal bonds, structured finance transactions and other credit-based risks, and has provided credit protection on various asset classes through financial guarantees and credit default swaps (“CDS”).

•

Our financial services business consists mainly of our ownership interest in Sherman Financial Group LLC (“Sherman”)—a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets.

A summary of financial information for each of our business segments and a discussion of net premiums earned attributable to our domestic and international operations for each of the last three fiscal years is included in “Segment Reporting” in Note 3 of Notes to Consolidated Financial Statements.

Background. We began conducting business as CMAC Investment Corporation, a Delaware corporation, following our spin-off from Commonwealth Land Title Insurance Company through an initial public offering on November 6, 1992. On June 9, 1999, we merged with Amerin Corporation, an Illinois based mortgage insurance company, and were renamed Radian Group Inc. (“Radian Group”). On February 28, 2001, we entered the financial guaranty insurance and financial services businesses through our acquisition of Enhance Financial Services Group Inc. (“EFSG”), a New York-based holding company that owned our principal financial guaranty subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”) and our interests in two financial services companies—Sherman and Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment and servicing company that specialized in the credit risk of subprime, single-family residential mortgages. In the third quarter of 2008, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing financial guaranty portfolio. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.

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

A. Mortgage Insurance Business (General)

Our mortgage insurance business provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States (“U.S.”) and in limited countries outside the U.S. We provide these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Radian Insurance Inc. (“Radian Insurance”) and Amerin Guaranty Corporation (“Amerin Guaranty”). Of these subsidiaries, only Radian Guaranty is currently originating a significant amount of new business.

Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae together as “Government Sponsored Enterprises” or “GSEs.”

Our mortgage insurance segment, through Radian Guaranty, offers private mortgage insurance coverage on first-lien residential mortgages (“first-lien”). We have used Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets such as international insurance transactions. We also insured net interest margin securities (“NIMS”) and second-lien mortgages (“second-lien”) through Radian Insurance and second-lien in Amerin Guaranty, although we have discontinued writing new insurance for these and other products written in the capital markets. We refer to the risk associated with products other than first-lien as “non-traditional” or “other risk in force.” In 2008, we wrote $113 million of other risk in force, compared to $604 million in 2007. At December 31, 2008, our other risk in force was 11.9% of our total mortgage insurance risk in force.

Premiums written and earned by our mortgage insurance segment for the last three fiscal years were as follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Net premiums written—insurance (1)
Primary and Pool Insurance	$759,943	$835,961	$723,213
Second-lien	11,458	27,236	57,935
International	15,831	35,306	20,375

Net premiums written—insurance	$787,232	$898,503	$801,523

Net premiums earned—insurance (1)
Primary and Pool Insurance	$768,723	$730,966	$715,136
Second-lien	18,727	32,744	52,588
International	21,331	15,549	7,028

Net premiums earned—insurance	$808,781	$779,259	$774,752

(1)	Excludes premiums written and earned on credit derivatives. These premiums are reported within the change in fair value of derivative instruments. Premiums written on credit derivatives for the year ended December 31, 2008 were $18.7 million, compared to $56.6 million and $47.6 million, for 2007 and 2006, respectively. Premiums earned on credit derivatives for the year ended December 31, 2008 were $26.1 million, compared to $64.3 million and $37.3 million, for 2007 and 2006, respectively.

1. Traditional Types of Coverage (General—Mortgage Insurance)

Primary Mortgage Insurance. Primary mortgage insurance provides protection against mortgage defaults on prime and non-prime mortgages (non-prime mortgages include Alternative-A (“Alt-A”), A minus and B/C mortgages, each of which are discussed below under “Risk in Force/Net Par Outstanding—Mortgage Insurance—Lender and Mortgage Characteristics”) at a specified coverage percentage. When there is a claim, the coverage percentage is applied to the claim amount—which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default—to determine our maximum liability. We provide primary mortgage insurance on a flow basis (which is loan-by-loan) and we have also provided primary mortgage insurance on a structured basis (in which we insure a group of individual loans).

Some of our structured business has been written in a “second-to-pay” or “second-loss” position, meaning that we are not required to make a payment until a certain amount of losses have already been recognized. See “Types of Transactions” below.

In 2008, we wrote $32.5 billion of primary mortgage insurance, of which 96.2% was originated on a flow basis and 3.8% was originated on a structured basis, compared to $57.1 billion of primary mortgage insurance written in 2007, of which 70.6% was originated on a flow basis and 29.4% was originated on a structured basis. Primary insurance on first-lien mortgages made up 92.2% of our total first-lien mortgage insurance risk in force at December 31, 2008.

Pool Insurance. We offer pool insurance on a limited basis. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on each individual mortgage. Instead, an aggregate exposure limit, or “stop loss,” generally between 1% and 10%, is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many pool policies are written in a second-loss position. We believe the stop loss and second-loss features are important in limiting our exposure on a specified pool.

We write most of our pool insurance in the form of credit enhancement on residential mortgage loans underlying residential mortgage-backed securities, whole loan sales and other structured transactions. An insured pool of mortgages may contain mortgages that are already covered by primary mortgage insurance, and, as such, the pool insurance is secondary to any primary mortgage insurance that exists on mortgages within the pool. Generally, the mortgages we insure with pool insurance are similar to primary insured mortgages.

In 2008, we wrote $60 million of pool insurance risk, compared to $261 million of pool insurance risk written in 2007. Pool insurance on first-lien mortgages made up approximately 7.8% of our total first-lien mortgage insurance risk in force at December 31, 2008.

Modified Pool Insurance. We also write modified pool insurance, which differs from standard pool insurance in that it includes an exposure limit on each individual loan as well as a stop loss feature for the entire pool of loans. Modified pool insurance and the related risk in force is included in our primary mortgage insurance.

2. Types of Transactions (General—Mortgage Insurance)

Our mortgage insurance business has provided credit enhancement mainly through two forms of transactions. We write mortgage insurance on an individual loan basis, which is commonly referred to as “flow” business, and insure multiple mortgages in a single transaction, which is commonly referred to as “structured” business. In flow transactions, mortgages typically are insured as they are originated, while in structured deals, we typically provide insurance on mortgages after they have been originated and closed. For 2008, our mortgage insurance business wrote $31.3 billion of flow business and $1.2 billion in structured transactions, compared to $40.3 billion of flow business and $16.8 billion in structured transactions in 2007.

In structured mortgage insurance transactions, we typically insure the individual mortgages included in a structured portfolio up to specified levels of coverage. Most of our structured mortgage insurance transactions involve non-prime mortgages and mortgages with higher than average balances. A single structured mortgage insurance transaction may include primary insurance or pool insurance, and many structured transactions have both primary and pool insured mortgages.

In the past, we also have written insurance on mortgage-related assets, such as residential mortgage-backed securities (“RMBS”), in structured transactions. In these transactions, similar to our financial guaranty insurance business, we insured the timely payment of principal and interest to the holders of debt securities, the payment of which is backed by a pool of residential mortgages. Unlike our traditional flow and structured transactions, in our residential mortgage-backed securities transactions, we do not insure the payment of the individual loans in the pool, but insure that aggregate payments on the pool of loans will be sufficient to meet the principal and interest payment obligations to the holders of the debt securities. Some structured transactions include a risk-sharing component under which the insured or a third-party assumes a first-loss position or shares in losses in some other manner. Given market conditions, we stopped originating this type of business in 2007.

3. Non-Traditional Forms of Credit Enhancement (General—Mortgage Insurance)

In addition to traditional mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. Although we do not anticipate writing this type of business again in the future (other than possibly international mortgage insurance as discussed below), we maintain a sizeable insured portfolio involving these products.

Second-Lien Mortgages. In addition to insuring first-lien mortgages, we also provided primary or modified pool insurance on second-lien mortgages. Beginning in 2004, we began limiting our participation in these transactions to situations (1) where there was a loss deductible or other first-loss protection that preceded our loss exposure or (2) where a lender otherwise was required to share in a significant portion of any losses. Despite these measures, our second-lien business was largely susceptible to the disruption in the housing market and the subprime mortgage market that began in 2007, and we significantly reduced the amount of our new second-lien business written in 2007. We did not write any new second-lien business in 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Mortgage Insurance—Discontinued Non-Traditional Products—Second-Lien Mortgages” below for information regarding our recent loss experience and total loss expectations with respect to second-lien mortgages.

Credit Enhancement on Net Interest Margin Securities. In the past, we provided credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security comprised mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the mortgage-backed security and the interest generated from the underlying mortgage collateral. Historically, issuers of mortgage-backed securities would have earned this excess interest over time as the collateral aged, but market efficiencies enabled these issuers to sell a portion of their residual interests to investors in the form of NIMS bonds. Typically, the issuer retained a significant portion of the residual interests, which was subordinated to the NIMS bond in a first-loss position, so that the issuer would suffer losses associated with any shortfalls in residual cash flows before the NIMS bond experienced any losses.

On the NIMS bonds for which we have provided credit protection, our policy covers any principal and interest shortfalls on the insured bonds. For certain deals, we only insured a portion of the NIMS bond that was issued. The NIMS transactions that we have insured were typically rated BBB or BB at inception based on the amount of subordination and other factors, although the poor performance of the bonds has led to significant downgrades. As of December 31, 2008, we had $438 million of risk in force associated with NIMS in 34 deals. The average remaining term of our existing NIMS transactions is approximately three years.

At December 31, 2008, our risk in force related to NIMS had decreased by approximately $166 million from December 31, 2007, reflecting both normal paydowns as well as our purchase of some of the NIMS bonds that we insure. Beginning in the fourth quarter of 2007, as a risk mitigation initiative, we began purchasing, at a discount to par, some of our insured NIMS bonds, thereby contributing to the reduction in our overall risk on NIMS. The NIMS purchased are accounted for as derivative assets and are recorded at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted. Upon purchase, our liability representing the unrealized loss on the guarantee associated with the purchased NIMS is eliminated. The difference between the amount we pay for the NIMS and the sum of the fair value of the NIMS and the eliminated liability represents the net impact to earnings. The overall net impact to our financial statements as a result of these purchases has been immaterial.

NIMS are a relatively unproven product with volatile performance history, particularly in the current declining housing market. Like second-liens, NIMS bonds have largely been susceptible to the disruption in the housing market and the subprime mortgage market during 2007 and 2008. We stopped writing insurance on NIMS bonds during the second quarter of 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Mortgage Insurance—Discontinued Non-Traditional Products—NIMS” below for information regarding our total loss expectations with respect to NIMS.

Domestic CDSs. In our mortgage insurance business, we sold protection on residential mortgage-backed securities through CDSs. A CDS is an agreement to pay our counterparty should an underlying security or the issuer of such security suffer a specified credit event, such as nonpayment, downgrade or a reduction of the principal of the security as a result of defaults in the underlying collateral. A CDS operates much like a financial guaranty insurance policy in that our obligation to pay is absolute. Unlike with most of our non-derivative mortgage insurance and financial guaranty products, however, our ability to engage in loss mitigation is generally limited. Further, in a CDS structure, there is no requirement that our counterparty hold the security for which credit protection is provided. We stopped writing this type of protection in our mortgage insurance business in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Mortgage Insurance—Discontinued Non-Traditional Products—Credit Default Swaps” below for information regarding our loss expectations with respect to credit default swaps.

International Mortgage Insurance Operations. Through Radian Insurance, we wrote (i) credit protection in the form of CDSs, (ii) traditional mortgage insurance with Standard Chartered Bank in Hong Kong, and (iii) several mortgage reinsurance transactions in Australia. We terminated one large CDS transaction (representing approximately $4.0 billion of notional value) in the fourth quarter of 2008. Our exposure to international mortgage insurance CDS at December 31, 2008 consists of two CDSs referencing RMBS bonds related to mortgage loans in Germany and the Netherlands. The first CDS contains prime, low “loan to value” or “LTV” mortgages originated in Germany. Our exposure to this transaction, which is rated AAA, was $3.3 billion as of December 31, 2008 with remaining subordination of approximately $247 million. The second transaction contains prime, low LTV mortgages originated in the Netherlands. Our exposure to this transaction was $125 million as of December 31, 2008 with remaining subordination of $16 million. We have insured several tranches in the Netherlands transaction which are rated between BBB and AAA, with over half of our exposure in the AAA category. Both of these transactions are performing well and we currently do not expect to pay claims on either of these transactions.

Ratings downgrades of Radian Insurance have significantly reduced our ability to write international mortgage insurance business. In addition, as a result of these downgrades, the counterparties to each of our active international transactions have the right to terminate these transactions, which could require us to return unearned premiums or transfer unearned premiums to a replacement insurer. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract for new business with Radian Insurance. There is a possibility that Radian Insurance could be required to return unearned premiums related to this transaction to Standard Chartered Bank, or to transfer such unearned premiums to another insurer. In addition, we have used Radian Guaranty to assume or reinsure most of our Australian transactions.

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

5. Underwriting (General—Mortgage Insurance)

Delegated Underwriting. We have a delegated underwriting program with a number of our customers. Our delegated underwriting program enables us to meet lenders’ demands for immediate insurance coverage by having us commit to insure loans that meet agreed-upon underwriting guidelines. Our delegated underwriting program currently involves only lenders that are approved by our risk management group, and we routinely audit loans submitted under this program. Once we accept a lender into our delegated underwriting program, however, we generally insure all loans submitted to us by that lender even if the lender has, without our knowledge, not followed our specified underwriting guidelines. A lender could commit us to insure a number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority. We mitigate this risk by screening for compliance with our underwriting guidelines and through periodic, on-site reviews of selected delegated lenders. As of December 31, 2008, approximately 49% of our total first-lien mortgage insurance in force had been originated on a delegated basis, compared to 43% as of December 31, 2007.

Contract Underwriting. In our mortgage insurance business, we also utilize our underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, we underwrite our customers’ loan files for secondary market compliance (i.e., for sale to GSEs), while concurrently assessing the file for mortgage insurance, if applicable. Contract underwriting continues to be a popular service to our mortgage insurance customers. During 2008, loans underwritten via contract underwriting accounted for 12.4% of applications, 11.5% of commitments for insurance and 10.7% of insurance certificates issued for our flow business.

We give recourse to our customers on loans that we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer by purchasing or placing additional mortgage insurance on the loan, or by indemnifying the customer against loss. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period, which may be up to seven years, but typically is only two years. Rising mortgage interest rates or an economic downturn may expose our mortgage insurance business to an increase in such costs. During 2008, we processed requests for remedies on less than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. We expect the request for remedies may increase in 2009 due to the increase in delinquent loans and mortgage foreclosures throughout the mortgage industry. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

B. Financial Guaranty Business (General)

Our financial guaranty business has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance, a wholly-owned subsidiary of Radian Guaranty, and through Radian Asset Assurance’s wholly-owned subsidiary, RAAL, located in the United Kingdom.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers and/or obligations with complex structures. Until recently, investors generally have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of default on the insured obligation. Recent market developments, including ratings downgrades of most financial guaranty insurance companies (including our own), have significantly reduced the perceived benefits of financial guaranty insurance.

We provide financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or through CDSs. Either form of credit enhancement can provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing credit default swaps, we have been able to participate in transactions with superior collateral quality involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires substantially identical underwriting and surveillance skills.

We have traditionally offered the following financial guaranty products:

•

Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions, for enterprises such as airports, public and private higher education and health care facilities, and for project finance and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of our insured public finance obligations were generally rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance;

•

Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, diversified payment rights, a variety of consumer loans, equipment receivables, real and personal property leases or a combination of asset classes or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses. The structured finance obligations we insure were generally rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance; and

•	Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations.

In October 2005, we exited the trade credit reinsurance line of business which insured the collectibility of cross border payable obligations. Accordingly, this line of business was placed into run-off and we have ceased initiating new trade credit reinsurance contracts. We have also been novating or cancelling several of the trade credit agreements that were in place.

In March 2008, we discontinued writing new insurance on synthetic CDOs and reduced significantly our structured products operations. This action was based on the deterioration and uncertainties in the credit markets in which we and other financial guarantors participate, which significantly reduced the volume of CDOs and other structured products available for our insurance. Subsequent to this action, in June 2008, both Standard & Poor’s Ratings Service (“S&P”) and Moody’s Investor Service (“Moody’s”) downgraded the financial strength ratings of our financial guaranty insurance subsidiaries and in August 2008, S&P again downgraded the financial strength ratings on our financial guaranty insurance subsidiaries. See “Ratings—Recent Ratings Actions” below. These downgrades, combined with the difficult market conditions for financial guaranty insurance, severely limited our ability to write profitable new direct financial guaranty insurance and reinsurance both domestically and internationally. Accordingly, in the third quarter of 2008, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. We initiated plans to reduce our financial guaranty operations, including a reduction of our workforce, commensurate with this decision. We also contributed the outstanding capital stock of Radian Asset Assurance to Radian Guaranty, strengthening Radian Guaranty’s statutory capital. We continue to maintain a large insured financial guaranty portfolio, including a portfolio of insured CDOs.

As a result of the downgrade of our financial guaranty subsidiaries by S&P in June 2008, four reinsurance customers took back or recaptured all of their business ceded to us and we agreed to allow another reinsurance customer to take back a portion of its business (the “2008 FG Recaptures”).

As a result of a further downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries’ by S&P in August 2008, counterparties in four of our synthetic credit default swap transactions obtained the right to terminate these transactions with settlement on a mark-to-market basis, meaning that if, based on third-party bids received, a replacement counterparty would require amounts in addition to the payments we are entitled to receive under the transaction in order to take over our position in the transaction, we would be required to pay such amounts to our counterparty. In September 2008, we voluntarily terminated one of these credit default swap transactions and novated a second transaction to an unaffiliated third party before our counterparty’s right to terminate on a mark-to-market basis vested. This termination and novation did not have a material impact on our consolidated financial statements.

In addition, an additional $75.6 billion of our financial guaranty net par outstanding remains subject to recapture or termination due to these downgrades. See “Risk in Force/Net For Outstanding—Financial Guaranty Exposure Currently Subject to Recapture or Termination” below for additional information regarding the rights of our primary insurance customers, CDS counterparties and other insured parties to recapture risks assumed by us or to terminate credit protection provided by us, and the potential impact of such recaptures or terminations on us.

The following table summarizes the net premiums written and earned by our financial guaranty business’s various products for the last three fiscal years:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Net premiums written (1):
Public finance direct	$15,558	$60,117	$79,655
Public finance reinsurance	34,066	86,821	81,065
Structured finance direct	12,151	16,594	18,772
Structured finance reinsurance	18,735	21,933	18,676
Trade credit reinsurance	177	1,264	4,599

	80,687	186,729	202,767
Impact of 2008 FG recaptures	(51,050)	—	—

Total net premiums written—insurance	$29,637	$186,729	$202,767

Net premiums earned (1):
Public finance direct	$56,191	$45,770	$32,517
Public finance reinsurance	89,227	44,667	37,765
Structured finance direct	14,418	17,325	19,446
Structured finance reinsurance	19,690	22,957	21,086
Trade credit reinsurance	657	2,303	21,476

	180,183	133,022	132,290
Impact of 2008 FG recaptures	(17,144)	—	—

Total net premiums earned—insurance	$163,039	$133,022	$132,290

(1)	Excludes premiums written and earned on credit derivatives. These premiums are reported within the change in fair value of derivative instruments. Premiums written on credit derivatives for the year ended December 31, 2008 were $50.1 million, compared to $43.0 million and $60.1 million, for 2007 and 2006, respectively. Premiums earned on credit derivatives for the year ended December 31, 2008 were $54.1 million, compared to $62.1 million and $71.5 million, for 2007 and 2006, respectively.

In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance either, in the case of most public finance transactions, in full at the inception of the policy or, in the case of most non-synthetic structured finance transactions, in regular monthly, quarterly, semi-annual or annual installments from the cash flows of the related collateral. Premiums for synthetic CDSs are generally paid in periodic installments (i.e. monthly, quarterly, semi-annually or annually) directly from our counterparty, and not from the cash flows of the insured obligation or the collateral supporting the obligation. On occasion, all or a portion of the premium for structured products transactions is paid at the inception of the protection. Since we depend on the corporate creditworthiness of our counterparty rather than the cash flows from the insured collateral for payment, we generally have a right to terminate our synthetic transactions without penalty if our counterparty fails to pay us, or is financially unable to make timely payments to us under the terms of the CDS transaction.

For public finance transactions, premium rates typically have been stated as a percentage of debt service, which includes total principal and interest. For structured finance obligations, premium rates are typically stated as a percentage of the total par outstanding. Premiums are generally non-refundable. Premiums paid in full at inception are recorded initially as unearned premiums and “earned” over the life of the insured obligation (or the coverage period for such obligation, if shorter). Premiums paid in installments are generally recorded as revenue in the accounting period in which coverage is provided. The long and relatively predictable premium earnings pattern from our public finance and structured products transactions provides us with a relatively predictable source of future “earned” revenues.

The premium rate we establish for a transaction may reflect some or all of the following factors:

•	issuer-related factors, such as the issuer’s credit strength and sources of income;

•

servicer-related factors, such as the ability of our counterparty or third-party servicer to manage the underlying collateral, the servicer’s credit strength and sources of income and the availability of one or more replacement servicers should the need arise;

•

obligation-related factors, such as the type of issue, the type and amount of collateral pledged, the revenue sources and amounts, the existence of structural features designed to provide additional credit enhancement should collateral performance not meet original expectations, the nature of any restrictive covenants, the length of time until the obligation’s stated maturity, and our ability to mitigate potential losses; and

•

insurer and market-related factors, such as the credit spreads in the market available to pay premiums, rating agency capital charges, competition, if any, from other insurers, alternate credit support providers or alternate transaction structures.

1. Public Finance (General—Financial Guaranty)

Our public finance business provides credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (e.g. counties, cities or towns), school districts, utility districts, public and private non-profit universities and hospitals, public housing and transportation authorities, and authorities and other public and quasi-public entities such as airports, public and private higher education and healthcare facilities. Public finance transactions may also include project finance and public finance initiatives, which are transactions in which public or quasi-public infrastructure projects are financed through the issuance of bonds which are to be repaid from the expected revenues from the projects being built. These bonds may or may not be backed by governmental guarantees or other support.

Municipal bonds can be categorized generally into tax-backed bonds and revenue bonds. Tax-backed bonds, which include general obligation bonds, are backed by the taxing power of the governmental agency that issues them, while revenue bonds are backed by the revenues generated by a specific project such as bridge or highway tolls, or by rents or hospital revenues. Credit enhancement of public finance obligations can also take the form of CDSs, where we provide credit protection on a pool of public finance obligations or credit protection on the timely payment of principal and interest on a specified public finance or project finance obligation.

2. Structured Finance (General—Financial Guaranty)

The structured finance market traditionally has included asset-backed securities and other asset-backed or mortgage-backed obligations, including funded and synthetic CDOs. Each asset in a CDO pool typically is of a different credit quality or possesses different characteristics with respect to interest rates, amortization and level of subordination.

Funded asset-backed obligations usually take the form of a secured interest in a pool of assets, often of uniform credit quality, such as credit card or auto loan receivables, commercial or residential mortgages or life insurance policies. Funded asset-backed securities also may be secured by a few specific assets such as utility mortgage bonds and multi-family housing bonds. In addition, we have insured future flow diversified payment rights transactions, where our insured obligations are backed by electronic payment orders intended for third-party beneficiaries (e.g. trade-related payments, individual remittances, and foreign direct investment).

The performance of synthetic transactions is tied to the performance of pools of assets, but is not secured by those assets. Most of the synthetic transactions we insure are CDOs. In many of these transactions, including our corporate CDOs and CDOs of trust preferred securities, we generally are required to make payments to our counterparty upon the occurrence of credit-related events related to the borrowings or bankruptcy of obligors contained within pools of investment-grade corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit-related events related to the specific obligations in the pool. When we provide synthetic credit protection on a specific credit, our payment obligations to our counterparties are generally the same as those we have when we insure credits through a financial guaranty insurance policy. However, unlike most of our financial guaranty insurance policy obligations, where we have subrogation and other rights and remedies, we generally do not have recourse or other rights and remedies against the issuer and/or any related collateral for amounts we may be obligated to pay under these transactions. Even in those cases where we have such rights and remedies, they are generally much more limited than the rights and remedies we generally have in our more traditional financial guaranty transactions, and oftentimes need to be exercised indirectly, through our counterparty.

We primarily have provided credit protection in our synthetic CDO portfolio with respect to the following types of collateral: corporate debt obligations, trust preferred securities (“TruPs”), commercial mortgage-backed securities (“CMBS”), ABS (which includes RMBS), collateralized loan obligations (“CLOs”) and a combination of collateral types. In our corporate CDO transactions, we provide credit protection for certain specified credit-related events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations that were predominantly rated investment-grade at inception. TruPs are subordinated debt obligations or preferred equity issued by banks, insurance companies, Real Estate Investment Trusts and other financial institutions to supplement their capital needs. TruPs are subordinated to substantially all of such institutions debt obligations, but are senior to payments on equity securities of such issuer. In our CDO of CMBS transactions, we insure the timely payment of current interest and the ultimate payment of principal on securities whose payment obligations are secured by pools of CMBS securities. In our CDO of ABS transactions, we insure the timely payment of current interest and the ultimate payment of principal on a senior class of notes whose payment obligations are secured by pools of ABS, predominantly highly-rated (at inception) mezzanine-tranches of RMBS securities. CDOs of CLOs are similar to our corporate CDOs except that the obligations for which we are providing credit protection are backed by loans rather than other corporate debt securities.

In some circumstances, we have provided credit protection for “second-to-pay” corporate CDOs, TruPs and CLOs in which we are not required to pay a claim unless another financial guarantor defaults on its primary insurance obligation to pay such claim. Other structured finance transactions include diversified payment rights, clearinghouse soft capital, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations.

The following table shows the gross par amounts (principal) of structured finance obligations originated in each of the years presented:

Type	2008	2007	2006
	(In millions)
Collateralized debt obligations	$141	$13,470	$22,362
Asset-backed obligations	221	2,025	1,305
Other structured	274	198	1,436

Total structured finance	$636	$15,693	$25,103

The following table shows the gross par outstanding on structured finance obligations at the end of each of the years presented:

Type	2008	2007
	(In millions)
Collateralized debt obligations	$45,649	$46,961
Asset-backed obligations	3,554	5,275
Other structured	2,108	2,656

Total structured finance	$51,311	$54,892

The net par originated and outstanding on our structured finance obligations is not materially different from the gross par originated and outstanding for each period because we do not cede a material amount of business to reinsurers.

3. Reinsurance (General—Financial Guaranty)

We reinsure direct financial guarantees written by other primary insurers or “ceding companies.” Reinsurance allows a ceding company to write larger single risks and larger aggregate risks while remaining in compliance with the risk limits and capital requirements of applicable state insurance laws, rating agency guidelines and internal limits. State insurance regulators allow ceding companies to reduce the liabilities appearing on their balance sheet to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies may permit a reduction in both exposures and liabilities ceded under reinsurance agreements, with the amount of credit permitted dependent on the financial strength rating of the insurer and reinsurer.

Our financial guaranty insurance business has entered into reinsurance agreements with various ceding companies. These reinsurance agreements generally are subject to termination (i) upon written notice by either party (ranging from 90 to 120 days) before the specified deadline for renewal, (ii) at the option of the ceding company if we fail to maintain applicable ratings or certain financial, regulatory and rating agency criteria, or (iii) upon certain changes of control. Upon termination under the conditions set forth in (ii) and (iii) above, we may be required (under some of our reinsurance agreements) to return to the ceding company all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, regardless of whether or not an agreement is terminated, we may be required to obtain a letter of credit or alternative form of security to collateralize our obligation to perform under such agreement or we may be obligated to increase the level of ceding commission paid.

As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June 2008, all of our financial guaranty reinsurance treaties have been terminated on a “run-off” basis, which means that none of our reinsurance customers may cede additional business to us under our reinsurance agreements with them. The business they previously ceded to us under these agreements currently remains outstanding (and a part of our risk in force) unless the applicable primary insurer has exercised its right to recapture business previously ceded to us under the applicable reinsurance agreement. See “Risk in Force/Net Par Outstanding—Financial Guaranty Exposure Currently Subject to Recapture or Termination” below for information regarding the ability of our reinsurance customers to recapture business previously ceded to us.

Treaty and Facultative Agreements. The principal forms of reinsurance agreements are treaty and facultative. Under a treaty agreement, the ceding company is obligated to cede to us, and we are obligated to assume, a specified portion of all risks, within ranges, of transactions deemed eligible for reinsurance by the terms of a negotiated treaty. Limitations on transactions deemed eligible for reinsurance typically focus on the size, security and ratings of the insured obligation. Each treaty is entered into for a defined term, generally one year, with renewals upon mutual consent and rights to early termination (subject to the existing reinsured risk extending upon termination of the treaty for the life of the respective underlying obligations) under certain circumstances. The termination rights described above under “Reinsurance” also are typical provisions for the termination of a treaty reinsurance agreement.

In treaty reinsurance, there is a risk that the ceding company may select weaker credits or proportionally larger amounts to cede to us. We mitigated this risk by requiring the ceding company to retain a sizable minimum portion of each ceded risk, and we included limitations on individual transactions and on aggregate amounts within each type of transaction.

Under a facultative agreement, the ceding company has the option to offer to us, and we have the option to accept, a portion of specific risks, usually in connection with particular obligations. Unlike under a treaty agreement, where we generally rely on the ceding company’s credit analysis, under a facultative agreement, we often perform our own underwriting and credit analysis to supplement the primary insurer’s analysis in order to determine whether to accept the particular risk. The majority of our financial guaranty reinsurance was provided under treaty arrangements.

Proportional or Non-Proportional Reinsurance. We typically have accepted our reinsurance risk on either a proportional or non-proportional basis. Proportional relationships are those in which we and the ceding company share a proportionate amount of the premiums and the losses of the risk subject to reinsurance. In addition, we generally pay the ceding company a commission, which typically is related to the ceding company’s underwriting and other expenses in connection with obtaining the business being reinsured. Non-proportional relationships are those in which the losses, and consequently the premiums paid, are not shared by the ceding company and us on a proportional basis. Non-proportional reinsurance can be based on an excess-of-loss or first-loss basis. Under excess-of-loss reinsurance agreements, we provide coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount. A first-loss reinsurance agreement provides coverage to the ceding company on the first dollar of loss up to a specified dollar limit of losses. Generally, we do not pay a commission for non-proportional reinsurance. However, the same factors that affect the payment of a ceding commission in proportional agreements also may be taken into account with respect to non-proportional reinsurance to determine the proportion of the aggregate premium paid to us. The majority of our financial guaranty reinsurance business was originated on a proportional basis.

4. European Operations (General—Financial Guaranty)

Through RAAL, we have written financial guaranty insurance in the United Kingdom, France, the Netherlands and the Republic of Ireland. RAAL primarily has insured synthetic CDSs which have been substantially reinsured (at least 90% of the risk) by Radian Asset Assurance.

C. Financial Services Business (General)

Our financial services segment mainly consists of our 28.7% equity interest in Sherman, a consumer asset and servicing firm. Our financial services segment also includes our 46% interest in C-BASS, a mortgage investment company which we have written off completely and whose operations are currently in run-off.

1. Sherman (General—Financial Services)

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

In August 2008, our equity interest in Sherman increased to 28.7% from 21.8% as a result of a reallocation of the equity ownership of Sherman following a sale by Mortgage Guaranty Insurance Corporation (“MGIC”) of its remaining interest in Sherman back to Sherman. As a result of Sherman’s repurchase of MGIC’s interests, which reduced Sherman’s equity, our investment in affiliates decreased by $25.8 million ($16.8 million after taxes) and is reflected as a reduction in our equity.

2. C-BASS (General—Financial Services)

C-BASS is an unconsolidated, less than 50%-owned investment that is not controlled by us. Historically, C-BASS was engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. The run-off of C-BASS’s business is dictated by an override agreement to which we and all of C-BASS’s other owners and creditors are parties. This non-bankruptcy restructuring agreement provides the basis for the orderly run-off of C-BASS’s business through the collection and distribution of cash generated from C-BASS’s whole loans and securities portfolio, as well as the sale of certain assets, including the loan-servicing platform. We recorded a full write-off of our equity interest in C-BASS in the third quarter of 2007 and wrote-off our $50 million credit facility with C-BASS in the fourth quarter of 2007. See Note 8 of Notes to Consolidated Financial Statements.

As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no continuing interest of value in C-BASS. The effect of C-BASS on our financial position and results of operations as of and for the year ended December 31, 2008, was negligible. We have no contractual obligations to C-BASS or its creditors to fund C-BASS’s shareholders’ deficit as of December 31, 2007 or continuing losses in 2008 or thereafter. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. Given its approximate $1 billion shareholders’ deficit as of December 31, 2007, the likelihood that we will recoup any of our investment is extremely remote. Accordingly, we believe that the chance that our investments in C-BASS will have anything more than a negligible impact on our financial position, results of operation or cash flows at any time in the future is extremely remote.

II. Risk in Force/Net Par Outstanding

Our business has traditionally involved taking credit risk in various forms across various asset classes, products and geographies. Credit risk is measured in our mortgage insurance business as risk in force, which represents the maximum exposure that we have at any point in time, and as net par outstanding in our financial guaranty business, which represents our proportionate share of the aggregate outstanding principal exposure on insured obligations. We are also responsible for the timely payment of interest on insured financial guaranty obligations. Our total mortgage insurance risk in force and financial guaranty net par outstanding was $143.7 billion as of December 31, 2008, compared to $161.2 billion as of December 31, 2007. Of the $143.7 billion of total risk in force/net par outstanding as of December 31, 2008, approximately 70.1% consists of financial guaranty risk and 29.9% consists of mortgage insurance risk.

A. Mortgage Insurance (Risk in Force/Net Par Outstanding)

The following table shows the risk in force outstanding associated with our mortgage insurance segment as of December 31, 2008 and 2007:

	December 31 2008	December 31 2007
	(In millions)
Primary	$34,951	$31,622
Pool	2,950	3,004
Seconds	622	925
NIMS	438	604
International and domestic CDS	3,493	8,414
Other International	566	568

Total Mortgage Insurance Risk in Force	$43,020	$45,137

The following discussion mainly focuses on our primary risk in force. For additional information regarding our pool and non-traditional mortgage insurance risk in force, see “General—Mortgage Insurance” above.

Our primary mortgage insurance risk in force was $35.0 billion as of December 31, 2008, compared to $31.6 billion as of December 31, 2007. We analyze our portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	general economic conditions (in particular interest rates and unemployment);

•	the age of the loans insured;

•	the geographic dispersion of the properties securing the insured loans;

•	the quality of loan originations; and

•	the characteristics of the loans insured (including LTV, purpose of the loan, type of loan instrument and type of underlying property securing the loan).

The persistency rate, defined as the percentage of insurance in force that remains on our books after any 12-month period, is a key indicator for the mortgage insurance industry. Because most of our insurance premiums are earned over time, higher persistency rates enable us to recover more of our policy acquisition costs and generally result in increased profitability. At December 31, 2008, the persistency rate of our primary mortgage insurance was 85.8%, compared to 75.4% at December 31, 2007.

1. Primary Risk in Force by Policy Year (Risk in Force/Net Par Outstanding—Mortgage Insurance)

The following table shows the amount and percentage of our primary mortgage insurance risk in force by policy origination year as of December 31, 2008:

	December 31, 2008
	($ in millions)
2003 and prior	$4,530	13.0%
2004	2,767	7.9
2005	4,229	12.1
2006	5,196	14.9
2007	10,711	30.6
2008	7,518	21.5

Total	$34,951	100.0%

2. Geographic Dispersion (Risk in Force/Net Par Outstanding—Mortgage Insurance)

The following tables show the percentage of our direct primary mortgage insurance risk in force by location of property for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) in the U.S. as of December 31, 2008 and 2007:

	December 31
Top Ten States	2008	2007
California	10.8%	8.8%
Florida	8.8	9.0
Texas	6.5	6.5
Georgia	4.6	4.8
Illinois	4.5	4.4
Ohio	4.4	4.7
New York	4.1	4.4
New Jersey	3.5	3.4
Michigan	3.4	3.6
Arizona	3.2	3.1

Total	53.8%	52.7%

	December 31
Top Fifteen MSAs	2008	2007
Chicago, IL	3.4%	3.3%
Atlanta, GA	3.4	3.4
Phoenix/Mesa, AZ	2.4	2.3
New York, NY	2.2	2.2
Houston, TX	2.1	2.0
Los Angeles—Long Beach, CA	2.0	1.5
Riverside—San Bernardino, CA	1.8	1.6
Washington, DC—MD—VA	1.7	1.6
Minneapolis—St. Paul, MN—WI	1.5	1.6
Dallas, TX	1.4	1.4
Tampa—St. Petersburg—Clearwater, FL	1.3	1.4
Las Vegas, NV	1.3	1.3
Denver, CO	1.3	1.2
Orlando, FL	1.2	1.2
Philadelphia, PA	1.2	1.2

Total	28.2%	27.2%

The following table shows the amount and percentage of our international mortgage insurance risk in force by location of property as of December 31, 2008 and 2007:

	December 31
International	2008		2007
	($ in millions)
Germany	$3,237	82.4%	$3,870	44.1%
Hong Kong	413	10.5	465	5.3
Australia	153	3.9	103	1.2
Netherlands	124	3.2	130	1.5
Denmark	—	—	4,202	47.9

Total	$3,927	100.0%	$8,770	100.0%

3. Lender and Mortgage Characteristics (Risk in Force/Net Par Outstanding—Mortgage Insurance)

Although geographic dispersion is an important component of our overall risk diversification, the quality of the risk in force should be considered in conjunction with other elements of risk diversification such as product distribution and our risk management and underwriting practices. In the recent past, we faced increased competition for traditional prime mortgage credit enhancement. As a result, non-prime mortgages and products such as adjustable rate mortgages (“ARMs”), negative amortizing loans and interest-only loans grew to represent a greater percentage of our total risk profile. Given current market conditions in which traditional prime mortgages are the predominant mortgage product being originated, we expect that non-prime and other non-traditional products will represent a negligible percentage of our overall mortgage insurance risk written in 2009.

In response to current market conditions, we implemented changes to our underwriting criteria in the fourth quarter of 2007 and throughout 2008, and have increased our pricing.

Loan to Value. One of the most important indicators of claim incidence is the relative amount of a borrower’s equity or down payment that exists in a home. Generally, loans with higher LTVs are more likely to result in a claim than lower LTV loans. For example, claim incidence on mortgages with LTVs between 90.01% and 95% (“95s”) is significantly higher than the expected claim incidence on mortgages with LTVs between 85.01% and 90% (“90s”). We, along with the rest of the industry, had been insuring loans with LTVs between 95.01% and 97% (“97s”) since 1995 and loans with an LTV of between 97.01% and 100% (“100s”) since 2000. These loans are expected to have a higher claim incidence than 95s. We have also insured a small amount of loans having an LTV over 100%. We charge a premium for higher LTV loans commensurate with the additional risk and the higher expected frequency and severity of claims. We are no longer writing business on loans with LTV ratios in excess of 95%.

Loan Grade. The risk of claim on non-prime loans is significantly higher than that on prime loans. We generally define prime loans as loans where the borrower’s Fair Isaac and Company (“FICO”) score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines and/or the GSE’s guidelines for fully documented loans. Prime loans made up 94.1% of our primary new insurance written in 2008, compared to 58.2% of primary new insurance written in 2007. Prime loans comprised 77.8% of our primary risk in force at December 31, 2008 compared to 71.9% at December 31, 2007. We expect that prime loans will constitute all but a negligible part of our primary new insurance written in 2009.

Within our non-prime mortgage insurance program, we have three defined categories of loans that we insure: Alt-A, A minus and B/C loans. During 2008, non-prime business accounted for 5.9% of our primary new insurance written in our mortgage insurance business (61.4% of which was Alt-A), compared to 41.8% in 2007 (81.0% of which was Alt-A). Non-prime loans comprised 22.2% of our primary risk in force at December 31, 2008 compared to 28.1% at December 31, 2007. We expect that non-prime loans will represent a negligible part of our primary new insurance written in 2009.

We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and where the loan documentation has been reduced or eliminated. Because of the reduced documentation, we consider Alt-A business to be more risky than prime business, particularly Alt-A loans to borrowers with FICO scores below 660. We insure Alt-A loans with FICO scores ranging from 620 to 660 and we charge a significantly higher premium for the increased default risk associated with these loans. Alt-A loans tend to have higher balances than other loans that we insure because they are often more heavily concentrated in high-cost areas. Alt-A loans made up 3.6% of our primary new insurance written in 2008, compared to 33.9% of primary new insurance written in 2007.

We generally define A minus loans as loans where the borrower’s FICO score ranges from 575 to 619. We also classify loans with certain characteristics originated within the GSE’s automated underwriting system as A minus loans, regardless of the FICO score. Our pricing of A minus loans is tiered into levels based on the FICO score, with increased premiums at each descending tier of FICO score. We receive a significantly higher premium for insuring this product commensurate with the increased default risk. A minus loans made up 2.3% of our primary new insurance written in 2008, compared to 7.9% of primary new insurance written in 2007.

We define B/C loans as loans where the borrower’s FICO score is below 575. Certain structured transactions that we insure contain a small percentage of B/C loans. We price these structured transactions to reflect a higher premium on B/C loans due to the increased default risk associated with these types of loans. B/C loans made up a negligible amount of total primary new insurance written during 2008 and 2007.

Adjustable-Rate Mortgages (“ARMs”). Our claim frequency on insured ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise. We consider a loan an ARM if the interest rate for that loan will reset at any point during the life of the loan. It has been our experience that loans subject to reset five years or later from origination are less likely to result in a claim than shorter term ARMs, and our premium rates for these longer term reset loans are lower to reflect the lower risk profile of such loans.

We have also insured Option ARMs, a product that, until recently, was popular in the mortgage market. Option ARMs offer a number of different monthly payment options to the borrower. One of these options is a minimum payment that is below the full amortizing payment, which results in interest being capitalized and added to the loan balance and the loan balance continually increasing. This process is referred to as negative amortization. As a result, additional premiums are charged for these Option ARMs. As of December 31, 2008, Option ARMs represented approximately 4.1% of our primary mortgage insurance risk in force compared to 4.9% at December 31, 2007. We are no longer writing insurance on this product. As of December 31, 2008, approximately 6% of the ARMs and approximately 2% of the Option ARMs and interest-only loans we insure are scheduled to reset during 2009. Within our existing Option ARMs and interest-only insurance portfolio, approximately 43% of these loans have first time resets in 2010 or later.

We have also insured an ARM type product called interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made. At December 31, 2008, interest-only mortgages represented approximately 10.2% of our primary mortgage insurance risk in force compared to 10.5% at December 31, 2007. We are no longer insuring interest-only mortgages.

Loan Size. The average size of loans that we insure has been increasing as a result of our having insured in the recent past a larger percentage of non-prime loans, in particular Alt-A loans, which tend to have larger loan balances relative to our other loans, and as a result of a general increase in the size of borrowings during the recent past. The increase in average loan size has resulted in a corresponding increase in the average size of loans in default, primarily and most significantly, with respect to Alt-A loans. At December 31, 2008, the average size of loans subject to our primary mortgage insurance was $168,175, compared to $159,844 at December 31, 2007.

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

We believe that loans on non-owner-occupied homes purchased for investment purposes are more likely to result in a claim and are subject to greater value declines than loans on either primary or second homes. Accordingly, we have underwritten loans on non-owner-occupied investment homes more stringently, and we charge a significantly higher premium rate than the rate charged for insuring loans on owner-occupied homes. We are no longer writing insurance on non-owner occupied homes.

It has been our experience that higher-priced properties experience wider fluctuations in value than moderately priced residences and that the high incomes of many people who buy higher-priced homes are less stable than those of people with moderate incomes. Underwriting guidelines for these higher-priced properties reflect these factors.

The following table shows the percentage of our direct primary mortgage insurance risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2008 and 2007:

	December 31
	2008	2007
Direct Primary Risk in Force ($ in millions)	$34,951	$31,622
Product Type:
Primary	92.2%	91.3%
Pool	7.8	8.7

Total	100.0%	100.0%

Lender Concentration:
Top 10 lenders (by original applicant)	50.2%	47.9%
Top 20 lenders (by original applicant)	63.1	61.9
LTV:
95.01% and above	22.3%	23.8%
90.01% to 95.00%	32.1	30.6
85.01% to 90.00%	35.3	33.5
85.00% and below	10.3	12.1

Total	100.0%	100.0%

Loan Grade:
Prime	77.8%	71.9%
Alt-A	14.3	18.3
A minus and below	7.9	9.8

Total	100.0%	100.0%

Loan Type:
Fixed	82.2%	78.4%
ARM (fully indexed) (1)
Less than five years	5.0	7.6
Five years and longer	8.8	9.2
ARM (potential negative amortization) (2)
Less than five years	3.6	4.3
Five years and longer	0.4	0.5

Total	100.0%	100.0%

FICO Score:
>=740	30.5%	26.1%
680-739	36.3	35.6
620-679	26.9	30.2
<=619	6.3	8.1

Total	100.0%	100.0%

Mortgage Term:
15 years and under	1.2%	1.4%
Over 15 years	98.8	98.6

Total	100.0%	100.0%

Property Type:
Non-condominium (principally single-family detached)	91.0%	91.8%
Condominium or cooperative	9.0	8.2

Total	100.0%	100.0%

	December 31
	2008	2007
Occupancy Status:
Primary residence	93.0%	92.6%
Second home	3.7	3.7
Non-owner-occupied	3.3	3.7

Total	100.0%	100.0%

Mortgage Amount:
Less than $400,000	91.2%	92.1%
$400,000 and over	8.8	7.9

Total	100.0%	100.0%

Loan Purpose:
Purchase	70.0%	68.9%
Rate and term refinance	15.4	14.9
Cash-out refinance	14.6	16.2

Total	100.0%	100.0%

(1)	“Fully Indexed” refers to loans where payment adjustments are the same as mortgage interest-rate adjustments.
(2)	Loans with potential negative amortization will not have increasing principal balances unless interest rates increase as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

B. Financial Guaranty (Risk in Force/Net Par Outstanding)

Our financial guaranty net par outstanding was $100.7 billion as of December 31, 2008, compared to $116.0 billion as of December 31, 2007. The decline in net par outstanding in 2008 was primarily due to the 2008 FG Recaptures, the amortization of principal, the prepayment or refundings of public finance obligations and the termination or novation of certain transactions. The following table shows the distribution of our financial guaranty net par outstanding by type of issue and as a percentage of our financial guaranty net par outstanding as of December 31, 2008 and 2007:

	Net Par Outstanding (1)
	2008		2007
Type of Obligation	Amount	Percent	Amount	Percent
	($ in billions)
Public finance:
General obligation and other tax-supported	$21.6	21.4%	$25.6	22.1%
Healthcare and long-term care	9.5	9.4	12.4	10.7
Water/sewer/electric/gas and other investor-owned utilities	7.7	7.6	10.4	9.0
Airports/transportation	4.9	4.9	6.9	6.0
Education	3.6	3.6	4.2	3.6
Housing revenue	0.5	0.5	0.6	0.5
Other municipal (2)	1.6	1.6	1.8	1.5

Total public finance	49.4	49.0	61.9	53.4

Structured finance:
Collateralized debt obligations	45.6	45.3	47.0	40.5
Asset-backed obligations	3.6	3.6	4.4	3.8
Other structured (3)	2.1	2.1	2.7	2.3

Total structured finance	51.3	51.0	54.1	46.6

Total	$100.7	100.0%	$116.0	100.0%

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

(2)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(3)	Represents other types of structured finance obligations, including diversified payment rights, clearinghouse soft capital, collateralized guaranteed investment contracts or letters of credit and foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

1. Credit Quality of Insured Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table identifies the internal credit ratings we have assigned to our net par outstanding as of December 31, 2008 and 2007:

	December 31
	2008		2007
Credit Rating (1)	Net Par Outstanding	Percent	Net Par Outstanding	Percent
	($ in billions)
AAA	$41.4	41.1%	$49.1	42.3%
AA	17.3	17.2	17.5	15.1
A	17.7	17.6	24.6	21.2
BBB	20.8	20.7	23.4	20.2
BIG (2)	3.5	3.4	1.4	1.2

Total	$100.7	100.0%	$116.0	100.0%

(1)	Represents our internal ratings estimates assigned to these credits utilizing our internal rating system. See “Risk Management—Financial Guaranty” below. Each rating within a letter category includes all rating grades within that letter category (e.g., “A” includes “A+,” “A” and “A-”).
(2)	Below investment grade.

2. Geographic Distribution of Insured Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table shows the geographic distribution of our financial guaranty net par outstanding as of December 31, 2008 and 2007:

	December 31
State	2008	2007
Domestic Public Finance by State:
California	5.7%	6.2%
Texas	4.0	3.8
New York	3.6	5.1
Pennsylvania	2.8	2.8
Florida	2.5	3.0
Illinois	2.4	2.7
New Jersey	2.3	2.3
Washington	1.7	1.8
Massachusetts	1.7	2.1
Colorado	1.6	1.6
Other domestic public finance	15.5	17.3

Total Domestic Public Finance	43.8%	48.7%
Domestic Structured Finance	34.6	31.9
International Public and Structured Finance	21.6	19.4

Total Public and Structured Finance	100.0%	100.0%

For each of the years ended December 31, 2008, 2007 and 2006, financial guaranty premiums written attributable to foreign countries were approximately 30.6% (20.8% excluding the 2008 FG Recaptures), 9.8% and 9.0%, respectively, of total financial guaranty premiums written.

3. Largest Single Insured Risks (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table represents our 10 largest public finance single risks by net par outstanding (together representing 4.1% of financial guaranty’s total net par outstanding) as of December 31, 2008, along with the credit rating assigned as of that date to each credit:

Credit	Credit Rating (1)	Obligation Type	Aggregate Net Par Outstanding as of December 31, 2008
			(In millions)
State of California	A-	General Obligation	$605
State of Washington (2)	AA	General Obligation	435
City of Chicago, IL	A+	General Obligation	433
Los Angeles Unified School District, CA (2)	AA-	General Obligation	421
New Jersey Transportation Trust Fund Authority	AA-	General Obligation	419
City of New York, NY	AA-	General Obligation	408
Metropolitan Transportation Authority, NY (2)	A	Revenue Obligation	370
Massachusetts School Building Authority	AA	Tax-Backed	359
New Jersey Economic Development Authority School FAC	AA-	General Obligation	344
Thames Water Utilities Finance PLC, U.K. (2)	A-	Revenue Obligation	320

			$4,114

(1)	Represents our internal ratings estimates for each issuer.
(2)	We have additional exposure to several credits in the amounts indicated below on a second-to-pay basis, meaning that our obligation to pay timely principal and interest on insured bonds is secondary to another insurer. Therefore, we will not be required to pay claims on all or any portion of the additional exposure referenced below unless both the issuer and the other insurer fail to meet their payment obligations with respect to the insured bonds.
•	State of Washington: $0.7 million
•	Los Angeles Unified School District: $1.4 million
•	Metropolitan Transportation Authority: $0.3 million
•	Thames Water Utilities Finance PLC: $29.8 million

Our 10 largest structured finance single risks by net par outstanding represented $5.8 billion, or 5.8% of financial guaranty’s net par outstanding as of December 31, 2008. We have entered into each of these transactions through the issuance of a CDS. These risks include the following exposures:

•

The seven largest structured finance risks are synthetic corporate CDO transactions with non-managed, fixed or “static” portfolios, which means that the reference entities or obligations in the collateral pool cannot be substituted or otherwise replaced. Each of these seven transactions has a net par outstanding of $600.0 million as of December 31, 2008. These transactions are scheduled to mature in 2011 (one transaction), 2014 (one transaction) and 2017 (five transactions);

•	The eighth largest structured finance risk is a synthetic, static CDO of CMBS transaction, with a net par outstanding of $598.5 million, which is scheduled to mature in 2049;

•	The ninth largest structured finance risk is a synthetic, static corporate CDO transaction with a net par outstanding of $562.5 million, which is scheduled to mature in 2017; and

•

The tenth largest structured finance risk is a synthetic, static CDO of ABS transaction (with predominantly RMBS collateral) with a net par outstanding of $479.7 million, which is scheduled to mature in 2046.

The nine largest structured finance single risks are each internally rated AAA, while the tenth largest structured finance single risk is internally rated CCC-, B+ by S&P and Ba2 by Moody’s. For additional information regarding the CDO of CMBS transaction and the CDO of ABS transaction included above, see “Structured Finance Insured CDO Portfolio” below.

4. Structured Finance Insured CDO Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table shows the distribution of our CDO net par outstanding as of December 31, 2008:

Asset Class	Total Exposure (Net Par)	% of CDO Net Par Outstanding	% of Total Net Par Outstanding
	(In billions)
Corporate CDOs (1)	$38.0	83.3%	37.7%
TruPs	2.2	4.8	2.2
CDO of CMBS (2)	1.8	4.0	1.8
CDO of ABS (3)	0.6	1.3	0.6
Other (4)	1.3	2.9	1.3

Subtotal	$43.9	96.3%	43.6%
Assumed CDOs (5)	1.7	3.7	1.7

Total CDOs	$45.6	100.0%	45.3%

(1)	Includes one CDO squared transaction (a transaction of a master CDO with four sub-pools of corporate CDOs) scheduled to terminate in June 2009, in which we have $0.2 million in exposure through the four sub-pools. Also includes one second-to-pay corporate CDO transaction with a net par outstanding of $0.1 billion.
(2)	For more information regarding this exposure, see “Directly Insured CDOs of Commercial Mortgage-Backed Securities and Asset-Backed Securities” below.
(3)	Includes transactions that are predominantly CDOs of RMBS.
(4)	Includes CLOs, second-to-pay trust preferred CDOs and one direct multisector CDO.
(5)	Includes four transactions with net par outstanding of $0.2 billion that are not accounted for as derivatives.

The following table sets forth the ratings assigned to our CDO exposures as of December 31, 2008:

Ratings (1)	# of CDO Contracts/Policies	Net Par Outstanding	% of CDO Net Par Outstanding
		(In billions)
AAA	443	$38.8	85.0%
AA	46	4.4	9.7
A	17	0.7	1.6
BBB	13	1.1	2.4
BIG (2)	19	0.6	1.3

Total	538	$45.6	100.0%

(1)	Represents our internal ratings estimates. Each rating within a letter category includes all rating grades within that letter category (e.g., “A” includes “A+,” “A” and “A-”).
(2)	Below investment grade.

Directly Insured Corporate CDO Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty—Structured Finance Insured CDO Portfolio)

Our aggregate net par outstanding in our directly insured corporate CDO portfolio is $38.0 billion. We have $37.7 billion in aggregate net par outstanding through 102 directly insured corporate CDO transactions, with exposure to an aggregate of 929 corporate names. In addition, we directly insure one CDO squared transaction, with a net par outstanding of $0.2 billion, in which we have exposure to 296 corporate names. We also directly insure one second-to-pay corporate CDO, with a net par outstanding of $0.1 billion. All of our outstanding corporate CDOs are static pools, which means the covered reference entities generally cannot be changed without our consent.

The same corporate obligor may exist in a number of our corporate CDO transactions and may exist in our other structured finance obligations. However, the pool of corporate names in our directly insured corporate CDO portfolio is well diversified with no individual exposure to any corporate name exceeding 0.7% of our notional exposure to corporate entities in our directly insured corporate CDO portfolio as of December 31, 2008. As of December 31, 2008, our exposure to the five largest corporate names represented (measured by notional exposure) approximately 3.3% of our total aggregate notional exposure to corporate entities in our directly insured corporate CDO portfolio, compared to 3.1% as of December 31, 2007.

Because each transaction has a distinct level of subordination, credit events would typically have to occur with respect to numerous entities in a collateral pool before we would have an obligation to pay in respect of any particular transaction, meaning that our risk adjusted exposure to each corporate entity in a CDO pool is significantly less than our notional exposure. In the unlikely event that all of our five largest corporate obligors were to have defaulted at December 31, 2008, absent any other defaults in the CDOs in which these obligors were included, we would not have incurred any losses due to the significant subordination remaining in each transaction in which these entities were included.

The number of corporate entities in our directly insured corporate CDO transactions range between 79 and 151 per transaction, with the concentrations of each corporate entity averaging 1.3% per transaction. No corporate entity represented more than 2.1% of any one transaction. Our exposure to any single corporate name in any one transaction ranges from $2.5 million to $80.0 million, with an average of $26.4 million per transaction.

The following table summarizes the five largest industry concentrations in our financial guaranty directly insured corporate CDO portfolio as of December 31, 2008:

Industry Classification (1)	% of Total Notional
Telecommunications	8.1%
Insurance	6.8
Retailers (Excluding food and drug)	6.1
Financial Intermediaries	5.9
Utilities	5.8

Total of five largest industry concentrations	32.7%

(1)	No industry represents more than 18.0% in any one transaction.

Our directly insured corporate CDO portfolio is highly rated with 98.0% of the transactions (representing 98.4% of the aggregate net par exposure of such portfolio), having subordination at or above the level of subordination necessary to warrant a AAA rating from S&P. Approximately one-third of our directly insured corporate CDO transactions (representing 37.5% of the aggregate net par exposure of our directly insured corporate CDO portfolio), has at least two times the subordination necessary to warrant a AAA rating from S&P.

The amount of remaining subordination necessary to warrant a specific rating is determined using the most recent version of the CDO Evaluator tool published by S&P (as of December 31, 2008) to assist in the risk assessment of the CDO transactions. Ratings derived through this tool do not necessarily reflect our internal ratings for transactions or any of the ratings assigned to our insured tranches.

The number of sustainable credit events, which is the number of credit events on different corporate entities that would have to occur before we are obligated to pay a claim (i.e. the remaining subordination in our transaction measured in credit events), is another measure that is helpful in evaluating the credit strength of a transaction. The following table provides this information for our directly insured corporate CDO portfolio as of December 31, 2008, by year of scheduled maturity. In order to determine the number of different corporate entities that would be required to experience a credit event before we pay a claim, we calculate the weighted average net par exposure per corporate entity, then reduce such amount by an assumed recovery value of 30% (except with respect to transactions where we have agreed to a set fixed recovery, in which case we assume such fixed recovery), which then determines the estimated reduction of subordination that would occur for each applicable credit event. We then divide the aggregate subordination for the applicable transaction by the related reduction of subordination per credit to determine the applicable number of corporate entities that need to experience credit events before subordination in the transactions below our position would be reduced to zero.

Year of Scheduled Maturity (1)	Number of CDO Contracts/ Policies (2)	Aggregate Net Par Exposure (2)	Initial Average # of Sustainable Credit Events (3)	Current Average # of Sustainable Credit Events (4)	Minimum # of Sustainable Credit Events (5)	Avg. # of Current Remaining Entities in Transaction (2)(6)
		(In billions)
2009	7	$1.0	12.1	11.0	4.4	123
2010	7	1.3	14.8	12.3	5.9	124
2011	3	1.5	39.1	36.8	28.7	100
2012	16	5.9	25.5	23.5	10.9	105
2013	36	15.2	31.9	29.8	13.9	100
2014	16	6.5	29.6	27.6	11.3	99
2017	17	6.3	26.0	24.0	13.0	100

Total	102	$37.7

(1)	No directly insured corporate CDO transactions are scheduled to mature in 2015 or 2016. All of our directly insured corporate CDO transactions are scheduled to mature in or before December 2017.
(2)	Excludes (a) one CDO squared transaction (a transaction of a master CDO with four sub-pools of corporate CDOs), scheduled to terminate in June 2009, with a net par outstanding of $0.2 billion and (b) a second-to-pay corporate CDO transaction, with a net par outstanding of $0.1 billion.
(3)	The average number of sustainable credit events at the inception of each transaction. Average amounts presented are simple averages.
(4)	The average number of sustainable credit events determined as of December 31, 2008. Average amounts presented are simple averages.
(5)	The number of sustainable credit events for the one transaction with the fewest remaining sustainable credit events scheduled to mature in the year of scheduled maturity indicated. For example, for the 7 directly insured corporate CDO transactions scheduled to mature in 2009, our subordination level for one of those transactions would be eroded after 4.4 credit events in that transaction.
(6)	The current average number of different corporate entities in each of the transactions.

In 2008, we experienced a decrease in the “Current Average Number of Sustainable Credit Events,” “Minimum Number of Sustainable Credit Events” and the “Average Number of Current Remaining Entities in Transaction,” in each case as described in the table above, primarily due to credit events in the financial services sector. Several notable financial and corporate institutions experienced credit events in the third and fourth quarters of 2008, including Fannie Mae, Freddie Mac, Lehman Brothers Holdings Inc., Washington Mutual,

Glitnir Banki, hf, Kaupthing Bank hf, Landsbanki Island hf and Tribune Company. Despite these credit events, as of December 31, 2008, the Current Average Number of Sustainable Credit Events has declined only slightly. On average, this decline was only 1.9 sustainable credit events, meaning that for all of our outstanding directly insured corporate CDOs as of December 31, 2008, on average, we are only 1.9 credit events closer to paying a claim than we would be had these events not occurred in the third and fourth quarter of 2008. As of December 31, 2008, for any year of scheduled maturity, there remains at least 83.1% of the sustainable credit events existing at the inception of our policies. In light of the significant deterioration in economic conditions during the second half of 2008, we believe this is an indication of the resiliency of our directly insured corporate CDO portfolio.

Our directly insured corporate CDOs are carried at market value, and the credit spreads used in those valuations imply that further credit deterioration should occur. Deterioration beyond those anticipated market levels may decrease the estimated fair value of our directly insured corporate CDO portfolio, which could have a further negative impact on our results of operations. However, given the remaining subordination in our directly insured corporate CDO transactions and the remaining term of those transactions that have experienced the greatest deterioration of subordination, we do not currently expect any material claims with respect to our directly insured corporate CDO portfolio.

Directly Insured Primary Obligation Trust Preferred CDO Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty—Structured Finance Insured CDO Portfolio)

We provide credit protection on 13 directly insured TruPs CDOs in a first-to-pay position (“Direct TruPs CDOs”) representing an aggregate net par outstanding of $2.2 billion as of December 31, 2008. TruPs are deeply subordinated securities issued by banks and insurance companies, as well as Real Estate Investment Trusts and other financial institutions, to supplement their regulatory capital needs. Generally, the TruPs issued are subordinated to substantially all of an issuers debt obligations, but rank senior to the equity securities of such issuer. Our insurance, however, is generally issued on the senior classes of TruPs, and all of our Direct TruPs CDOs are currently rated investment grade by both S&P and Moody’s, with our weighted average internal rating for these transactions being A-.

Our Direct TruPs CDOs include 709 separate issuers, including 580 banking institutions (comprising 73.8% of the collateral in our Direct TruPs CDOs), 92 insurance companies (comprising 24.2% of the collateral in our Direct TruPs CDOs), and 37 other financial institutions, Real Estate Investment Trusts and CDO tranches (comprising the remaining 2.0% of the collateral in our Direct TruPs CDOs). The banking institutions in our collateral pool are well diversified geographically and are located in 49 states. Our Direct TruPs CDOs include between 59 and 125 issuers per transaction, with the concentrations of each issuer averaging 1.3% per transaction. No issuer concentration in our Direct TruPs CDOs is more than 1.7% in any one transaction. Our exposure to any issuer in any one Direct TruPs CDO transaction ranges from $0.1 million to $42.0 million, with an average per transaction of $13.1 million.

The issuer of a TruPs often has the right to defer interest or dividend payments for up to five years before a failure to pay the expected interest or dividend will result in a default of the underlying bond. Since we believe there is a significant likelihood that TruPs that are currently in deferral status will ultimately result in a default, we closely monitor deferrals as well as defaults. The following table provides additional detail regarding the scheduled maturity, net par outstanding and subordination in each of our Direct TruPs CDOs as of December 31, 2008.

Direct TruPs CDOs	Maturity Date	Net Par Outstanding	Current Subordination after Defaults (1)	Current Subordination after Defaults and Deferrals (2)
		(In millions)
1	07/15/2011	$213.3	43.0%	40.2%
2	09/21/2011	98.4	39.8	38.2
3	10/12/2011	288.0	41.6	38.8
4	11/30/2011	215.1	46.3	39.5
5	03/15/2012	317.9	47.0	44.8
6	08/04/2017	76.6	44.2	40.7
7	12/15/2017	189.1	44.6	40.8
8	09/26/2034	48.9	46.3	42.5
9	09/23/2035	89.2	45.5	42.6
10	12/23/2036	144.3	46.8	43.2
11	03/22/2037	139.4	44.6	42.6
12	12/23/2037	209.2	43.9	39.9
13	10/10/2040	164.0	47.1	45.2

Total		$2,193.4

(1)	Reflects the amount of remaining subordination expressed as a percentage of the collateral pool as of December 31, 2008, after giving effect to paydowns or redemptions (“amortization”) of the collateral and actual defaults assuming a loss for the full par amount of the underlying TruPs in the collateral pool.
(2)	Reflects the amount of remaining subordination expressed as a percentage of the collateral pool as of December 31, 2008, after including the effect of amortization and actual defaults on the underlying bonds in the collateral pool and the effect of deferrals of payment on the underlying bonds in the collateral pool, assuming that any such deferral will ultimately result in a loss of the full par amount of the TruPs.

Directly Insured CDOs of Commercial Mortgage-Backed Securities and Asset-Backed Securities (Risk in Force/Net Par Outstanding—Financial Guaranty—Structured Finance Insured CDO Portfolio)

We have directly insured four CDOs of CMBS transactions, containing 127 CMBS tranches that were issued as part of securitizations. Of the 127 CMBS tranches in the collateral for our CDO of CMBS transactions, 22 of them were downgraded by Moody’s in February 2009 from Aaa to between Aa3 and A2. All of the downgraded collateral is contained in one transaction, which is currently rated A+ internally.

The following table provides information regarding our directly insured CDOs of CMBS exposure as of December 31, 2008:

Total Size Of CDO Collateral Pool	Radian Outstanding Exposure	Internal Rating	Number of Obligations In CDO (1)	Average Size of Obligation In CDO	Average Subordination of Obligation (2)	Total Delinquencies (Average of Securitizations) (3)	Radian Attachment Point (4)	Radian Detachment Point (4)
(In billions)	(In millions)			(In millions)
$2.4	$598.5	AAA	30	$80.0	21%	0.9%	5.1%	30.0%
1.9	450.0	AAA	27	72.0	31	1.1	6.8	30.0
1.5	352.5	AAA	30	50.0	14	1.0	6.5	30.0
1.0	430.0	A+	40	25.0	13	1.2	7.0	50.0

$6.8	$1,831.0		127

(1)	Represents the number of CMBS tranches that comprise the collateral pool for the applicable CDO of CMBS transaction.
(2)	The average subordination incorporates principal paydowns and defaults.
(3)	Delinquencies reflect the average percentage (of total notional) of CMBS which are delinquent. Even if all current delinquencies resulted in defaults, substantial subordination would remain.
(4)	The “Attachment Point” is the percentage of losses in the collateral pool that must occur before we are obligated to pay a claim. The “Detachment Point” is the point where the percentage of losses reach a level where we cease to have an obligation to pay claims on additional losses. For example, a 7.0% attachment point on a $1.0 billion collateral pool means that we are not obligated to pay claims until there are $70.0 million of losses, and a 50% detachment point on the same obligation means that our obligation to pay claims for losses ceases when the transaction reaches an aggregate of $500 million of losses.

The total balance of the reference obligations in these collateral pools equals $6.8 billion. The loan collateral pool supporting our $1.8 billion of outstanding exposure to the CDOs of CMBS consists of approximately 15,000 loans with a balance of approximately $198 billion. The underlying loan collateral is well diversified both geographically and by property type. While there is some risk in CMBS securitizations that the underlying loan collateral cannot be refinanced when due (particularly in the current economic downturn), we believe that such risk in our portfolio, particularly given our current subordination levels, is limited given that only approximately 21% of the underlying loans will become due before 2014.

We have exposure to RMBS, including exposure to subprime RMBS, through two directly-insured CDOs of ABS as summarized in the following table.

	Collateral							Subordination
Net Par Outstanding	RMBS (1)	CMBS	CDO of ABS (2)	CDO of CDO	Other		Total	Amount	% of Collateral (Attachment Point)	% of Collateral (Detachment Point)
($ in millions)								($ in millions)
$150.0	64.8%	0.0%	0.0%	0.0%	35.2	%(3)	100%	$78.0	13.0%	38.0%
$479.7	63.5%	14.4%	13.5%	3.5%	5.1%		100%	(4)	(4)	100%

(1)	Approximately 15.8% of the collateral in the $150 million transaction and 41.6% of the collateral in the $479.7 million transaction represents subprime RMBS.
(2)	Includes CDOs which contain RMBS and CMBS.
(3)	Includes 25.2% of ABS collateral other than RMBS and CMBS.
(4)	Although the current attachment point equals $110.5 million (18.7%), we currently expect to pay claims on this transaction as discussed below.

We provide $479.7 million net par outstanding of credit protection on the senior-most tranche of a CDO of ABS transaction, where the underlying collateral consists of mezzanine tranches of predominately mortgage-backed securities. As of December 31, 2008, 54 RMBS credits and 20 CDOs of ABS credits (collectively representing $342.3 million (or 58.3%) of the $586.9 million collateral pool) had been downgraded by S&P or Moody’s and 30 of these credits, with a notional value of $136.2 million, have defaulted. The transaction, which is accounted for as a derivative, is currently internally rated CCC-, B+ by S&P and Ba2 by Moody’s. Due to substantial deterioration of the underlying collateral, which has accelerated over the past few quarters, and based on available projections, we currently expect that losses from the remaining collateral will exceed the remaining subordination. Based on current anticipated cash flows, we expect to begin paying unreimbursed claims related to interest shortfalls on this transaction in 2017 or later. Due to the structure of this transaction, we do not expect to begin paying claims related to the principal shortfall until sometime between 2036 and the legal final maturity date for the transaction in 2046. We currently believe that the ultimate principal payment with respect to this transaction will be less than the current outstanding par amount, but due to the long remaining life and nature of the collateral in this transaction, losses are difficult to estimate. Deterioration in economic conditions over the remaining life of the transaction beyond our current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on our insured tranche, and therefore, our ultimate losses on this transaction could be greater than expected.

The $150.0 million CDO of ABS transaction is rated AAA internally as well as by S&P and Moody’s. While there has been some deterioration in the collateral pool for this transaction, 70% of the collateral pool remains rated in one of the two highest ratings categories by S&P and Moody’s and no credits in this transaction had defaulted. This transaction is scheduled to terminate in March 2010.

In addition, we have RMBS exposure in our directly insured CDO portfolio through one multi-sector CDO described below in “Other Directly Insured CDO Exposure.”

Other Directly Insured CDO Exposure (Risk in Force/Net Par Outstanding—Financial Guaranty—Structured Finance Insured CDO Portfolio)

We also have $1.3 billion in exposure related to other directly insured CDOs, including second-to-pay CLOs, second-to-pay TruPs CDOs and one multi-sector CDO. In a second-to-pay transaction, another financial guaranty insurer has insured the same risk for which we have provided credit protection, and we will not be obligated to pay a claim unless this insurer defaults on its insured obligation. The following table provides information regarding our other directly insured CDOs as of December 31, 2008:

Type of CDO	Number of Transactions	Net Par Outstanding Amount	Percentage of CDO Net Par Outstanding	Weighted Average Rating
		(In billions)
CLO (Direct) (1)	1	$—	—%	AAA
CLO (Second-to-Pay) (2)	4	0.8	1.8	AA+

CLO Total	5	0.8	1.8
Multisector CDO (3)	1	0.3	0.8	AAA
Second-to-Pay TruPs (4)	3	0.2	0.4	A+

Total CDO Other	9	$1.3	3.0%

(1)	Our directly insured CDO transaction has less than $0.1 billion in net par outstanding and represents less than 0.1% of our CDO net par outstanding.
(2)	Our internal ratings for these transactions range between AAA and AA-.
(3)	This transaction is currently rated AAA internally. The collateral for this transaction consists of 45.1% of CDOs of investment-grade corporate obligations, 32.9% of RMBS (none of which is subprime), 17.0% of non-mortgage related ABS and 5.0% of CDOs of high-yield corporate obligations. None of the ABS in this transaction, including mortgage-backed obligations, have been downgraded or placed on negative watch by S&P or Moody’s as of December 31, 2008, and all of the RMBS collateral is rated at least A3 by Moody’s (or if not rated by Moody’s, A- by S&P). This transaction is scheduled to terminate in June 2009.
(4)	Each of these transactions is scheduled to mature in 2033. Two of these transactions are rated AA internally and the third is rated A- internally.

5. Non-CDO ABS Risk (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table shows the distribution of our $3.6 billion of net par outstanding related to ABS obligations outside of our insured CDO portfolio.

Type of Non-CDO Asset-Backed Security	Net Par Outstanding Amount	Percentage of ABS Net Par Outstanding	Percentage of Total Net Par Outstanding
	(In billions)
Consumer Assets	$1.2	34.3%	1.2%
Commercial and other	1.1	31.4	1.1
RMBS Domestic	1.0	28.6	1.0
RMBS International	0.3	5.7	0.3

RMBS Total	1.3	34.3	1.3

Total ABS	$3.6	100.0%	3.6%

At December 31, 2008, our ABS portfolio, both directly insured and assumed as reinsurance, included approximately $1.0 billion of net par outstanding related to non–CDO domestic RMBS exposure, which consists of 272 transactions. Approximately 33.9% of this exposure is subprime RMBS, as indicated in the table below. We have not directly insured any non-CDO RMBS since 2004. We do not have any financial guaranty exposure to CMBS outside of CDOs that we insure.

The following table provides additional information regarding our exposure to domestic RMBS in our non-CDO portfolio as of December 31, 2008.

Types of RMBS Exposure By Product	Total Net Par Outstanding	Net Par Outstanding		% of U.S. Domestic Non- CDO RMBS Portfolio	2006/2007 Vintage %	% of Net Par Outstanding by Rating
		Direct	Assumed (1)			AAA *	AA *	A *	BBB *	BIG (2)*
		($ in millions)
Subprime	$352.2	$122.2	$230.0	33.9%	10.5/33.1	16.9	0.3	3.1	0.1	79.6
Prime	267.6	122.5	145.1	25.8	6.2/33.2	59.3	9.1	7.6	12.9	11.1
Alt-A	369.6	72.6	297.0	35.6	26.2/33.2	46.6	6.1	3.6	8.3	35.4
Second-to-Pay	48.5	—	48.5	4.7	4.3/95.7	21.0	5.2	0.0	6.1	67.7

Total RMBS	$1,037.9	$317.3	$720.6	100.0%	14.8/35.7	38.6	4.9	4.3	6.6	45.6

*	Ratings are based on our internal ratings estimate for these transactions.
(1)	As of December 31, 2008, we had approximately $180 million of exposure to home equity lines of credit (including $40 million to subprime and $60 million to Alt-A), all of which was assumed from our primary financial guaranty reinsurance customers.
(2)	Below investment grade. All below investment grade exposure is on our Watch List and reserves have been established for these transactions as necessary.

6. Reinsurance Exposure (Risk in Force/Net Par Outstanding—Financial Guaranty)

As of December 31, 2008, we had assumed approximately $36.9 billion in exposure from our primary reinsurance customers, compared to $49.9 billion as of December 31, 2007. The decline in assumed net par outstanding in 2008 was primarily due to the 2008 FG Recaptures. See the section immediately above for a discussion of assumed ABS exposure. The following table summarizes the distribution of our assumed net par outstanding by type of issue and as a percentage of our assumed net par outstanding as of December 31, 2008:

Types of Reinsurance Obligations	2008
	Amount	Percent
	(In millions)
Public Finance:
General obligation and other tax-supported	$14.8	40.1%
Water/sewer/electric/gas and other investor-owned utilities	6.8	18.4
Airports/transportation	4.3	11.6
Healthcare and long-term care	3.6	9.8
Education	0.8	2.2
Housing revenue	0.5	1.4
Other municipal (1)	0.9	2.4

Total public finance	31.7	85.9

Structured Finance:
Asset-backed obligations (2)	2.8	7.6
Collateralized debt obligations	1.7	4.6
Other structured (3)	0.7	1.9

Total structured finance	5.2	14.1

Total	$36.9	100.0%

(1)	Includes other types of municipal obligations, none of which individually constitutes a material amount of our assumed net par outstanding.
(2)	Includes mortgages and mortgage-backed securities, consumer and commercial and other asset-backed securities.
(3)	Includes other types of structured finance obligations, none of which individually constitutes a material amount of our assumed net par outstanding.

7. Financial Guaranty Exposure Currently Subject to Recapture or Termination (Risk in Force/Net Par Outstanding—Financial Guaranty)

As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008, $75.6 billion of our net par outstanding as of December 31, 2008 remains subject to recapture or termination at the option of our primary reinsurance customers, our credit derivative counterparties or other insured parties.

All but one of our reinsurance customers has the right to take back or recapture business previously ceded to us under their reinsurance agreements with us, and in some cases, in lieu of recapture, the right to increase ceding commissions charged to us. As of December 31, 2008, up to $36.7 billion of our total net assumed par outstanding was subject to recapture. If all of this business was recaptured as of December 31, 2008, we estimate that we would have experienced a reduction in (1) written premiums of approximately $312.8 million, (2) earned premiums of approximately $52.2 million, and (3) the net present value of expected future installment premiums of $142.3 million. In addition, we would have experienced a reduction in incurred losses of up to $94.9 million if this business were recaptured. We would be required to return written premiums (less commissions) and possibly a portion of our reserves, if this business were recaptured.

The counterparty in two of our synthetic CDO transactions, with an aggregate net par outstanding of $293.3 million ($243.0 million of which is scheduled to terminate in June 2009), has the right to terminate these transactions with settlement on a mark-to-market basis, subject to a maximum payment amount as of December 31, 2008 of approximately $34.1 million in the aggregate. In addition, we also have $103.2 million in exposure to another synthetic CDO transaction which is scheduled to terminate in June 2009. This transaction may be terminated on a mark-to-market basis if S&P lowers Radian Asset Assurance’s financial strength rating below investment grade (BBB-).

As of December 31, 2008, the counterparties to 147 of financial guaranty’s transactions currently have the right to terminate these transactions without our having an obligation to settle the transaction on a mark-to-market basis. If all of these counterparties had terminated these transactions as of December 31, 2008, our net par outstanding would have been reduced by $38.6 billion, with a corresponding decrease in unearned premium reserves of $12.0 million (of which only $0.4 million would be required to be refunded to counterparties) and the present value of expected future installment premiums of $168.0 million. If all these transactions were terminated, we do not believe it would have a material impact on our financial condition or results of operations.

III. Defaults and Claims

We establish reserves to provide for losses and the estimated costs of settling claims in both our mortgage insurance and financial guaranty businesses. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. We have determined that the establishment of loss reserves in our businesses constitutes a critical accounting policy. Accordingly, a detailed description of our policies is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” included in Item 7 below and in Notes 2 and 10 of Notes to Consolidated Financial Statements.

A. Mortgage Insurance (Defaults and Claims)

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured lender. A “default” is defined under our master policy as a borrower’s failure to make a payment equal to or greater than one monthly regular payment under a loan. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days of (1) the loan’s having been in default for three months, or (2) the occurrence of an early default in which the borrower fails to make any one of the initial 12 monthly payments under a loan so that an amount equal to two monthly payments has not been paid.

Defaults, whether voluntary or involuntary, can occur due to a variety of factors, including death or illness, divorce or other family problems, unemployment, inability to manage credit, overall changes in economic conditions, housing value changes that cause the outstanding mortgage amount to exceed the value of the home or other events. Depending on the type of loan, defaults also may be caused by rising interest rates or an accumulation of negative amortization. Involuntary defaults are those that occur due to factors generally outside the control of the borrower (e.g., job loss, unexpected interest rate changes or in the event of death). Voluntary defaults are those where the borrower willingly walks away from his or her mortgage obligation despite the ability to continue to pay. These types of defaults often are caused by significant negative changes in property values where the borrower makes an investment decision not to continue with a mortgage that exceeds the value of the home. This problem is exacerbated by the fact that many borrowers in the recent past were not required to pay closing costs or make a significant down payment on their homes, leaving these borrowers with little incentive to remain in their homes when values have depreciated. In addition, we believe that some borrowers may be voluntarily defaulting on their mortgages to take advantage of many of the loan modification programs that recently have been announced or implemented to help stem the rising number of defaults and foreclosures. Although it is difficult to track and confirm, we believe that voluntary defaults, which are commonly referred to as “moral hazard” defaults, could represent a portion of new defaults in our mortgage insurance business.

The following table shows the number of primary and pool loans that we have insured, the related loans in default and the percentage of loans in default as of the dates indicated:

	December 31
	2008	2007	2006
Primary Insurance:
Prime
Number of insured loans in force	692,135	630,352	563,144
Number of loans in default (1)	51,267	25,339	18,441
Percentage of loans in default	7.4%	4.0%	3.3%
Alt-A
Number of insured loans in force	149,439	172,085	133,633
Number of loans in default (1)	35,706	16,763	7,995
Percentage of loans in default	23.9%	9.7%	6.0%
A Minus and below
Number of insured loans in force	81,504	92,600	89,037
Number of loans in default (1)	23,580	18,746	16,264
Percentage of loans in default	28.9%	20.2%	18.3%
Total Primary Insurance
Number of insured loans in force	923,078	895,037	785,814
Number of loans in default (1)	110,553 (2)	60,848 (2)	42,700 (2)
Percentage of loans in default	12.0%	6.8%	5.4%
Pool Insurance:
Number of loans in default (1)	32,677 (3)	26,526 (3)	18,681 (3)

(1)	For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days. Accordingly, the amounts represented in this table exclude loans that are 60 or fewer days past due, in each case as of December 31 of each year.
(2)	Includes 539, 2,595 and 1,161 defaults at December 31, 2008, December 31, 2007 and December 31, 2006, respectively, where reserves have not been established because no claim payment is currently anticipated on such loans.
(3)	Includes 21,719, 20,193 and 13,309 defaults at December 31, 2008, 2007 and 2006, respectively, where reserves have not been established because no claim payment is currently anticipated on such loans.

We generally do not establish reserves for loans that are in default if we do not believe we will be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default.

The default rate in our mortgage insurance business is subject to seasonality. Historically, our mortgage insurance business experiences a fourth quarter seasonal increase in defaults.

Regions of the U.S. may experience different default rates due to varying economic conditions. The following table shows the primary mortgage insurance default rates by our defined regions as of the dates indicated, including prime and non-prime loans:

	December 31
	2008	2007	2006
South Atlantic	15.38%	7.44%	5.11%
Pacific	14.02	5.95	2.81
New England	12.74	8.16	6.65
East North Central	12.07	8.50	7.72
Mountain	11.44	4.79	3.27
Mid-Atlantic	10.80	6.80	5.75
West North Central	9.40	6.29	5.53
East South Central	9.02	6.37	5.82
West South Central	7.81	5.58	5.68

As of December 31, 2008, the two states with the highest primary mortgage insurance default rates were Florida and Nevada, at 23.4% and 19.5%, respectively. We believe that the higher default rates in both of these states are attributable to declining home values which are significantly higher than the national average. These states continue to be challenged by a large inventory of new housing as a result of significant investor speculation during recent periods of home price appreciation in these states.

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

Claim volume in our mortgage insurance business is not evenly spread throughout the coverage period of our insurance in force. Historically, most claims under mortgage insurance policies on prime loans occurred during the third through fifth year after issuance of the policies, and on non-prime loans during the second through fourth year after issuance of the policies. After those peak years, the number of claims that we receive historically has declined at a gradual rate, although the rate of decline can be affected by macroeconomic factors. Approximately 62.5% of our primary risk in force, including most of our risk in force on non-prime products, and approximately 18.6% of our pool risk in force at December 31, 2008 had not yet reached its historical highest claim frequency years. At December 31, 2007, the comparable amounts were 67.2% and 37.1%, respectively. The business we originated in 2008 and 2007 has experienced claim activity much sooner than has been the case for prior years. Because it is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

The following table shows cumulative claims paid by us on our primary insured book of business at the end of each successive year after the year of original policy issuance, referred to as a “year of origination,” expressed as a percentage of the cumulative premiums written by us in each year of origination:

Claims Paid vs. Premiums Written—Primary Insurance

Year of Origination	End of 1st year	End of 2nd year	End of 3rd year	End of 4th year	End of 5th year	End of 6th year	End of 7th year	End of 8th year
2001	0.4%	10.7%	29.5%	46.9%	54.2%	57.8%	60.0%	61.5%
2002	0.5%	8.5%	23.4%	32.3%	37.0%	40.7%	42.8%
2003	0.4%	7.3%	17.1%	23.0%	28.0%	31.1%
2004	0.6%	6.6%	15.8%	28.0%	38.9%
2005	0.3%	6.0%	24.7%	58.9%
2006	0.9%	13.1%	45.4%
2007	0.5%	9.8%
2008	0.2%

Policy year 2001 was negatively impacted by poor credit performance on our structured business, primarily related to one subprime mortgage lending customer. Policy years 2003 and 2004 have developed better than anticipated due to significant home price appreciation and a liquid refinance market during the years following issuance of these policies. Business written in the latter half of 2005 contains a significant amount of poorly underwritten business generated by subprime and Alt-A customers due to the strong demand for mortgage product to populate mortgage-backed securities. The 2006 and 2007 business continued that trend, and also contains higher LTV loans. The 2005 through 2007 policy years are expected to contain substantially higher ultimate loss ratios than in previous policy years. In light of underwriting guideline changes we made late in 2007 and throughout 2008, we expect policy year 2008 to outperform the previous policy years, despite the uncertainty around future home price appreciation and mortgage credit markets. The 2008 policy year contains predominantly prime borrowers with higher FICO scores and lower LTV ratios than any of the previous policy years.

In addition to claim volume, another significant factor affecting losses is claim severity. The severity of a claim is determined by dividing the claim paid by the original loan amount. The main determinants of the severity of a claim are the size of the loan, the amount of mortgage insurance coverage placed on the loan, and the impact of our loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The average claim severity for loans covered by our primary insurance was 27.6% for 2008, compared to 27.5% in 2007 and 26.4% in 2006.

The following table shows claims paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31
	2008	2007
	(In thousands)
Direct claims paid:
Prime	$310,965	$166,967
Alt-A	210,700	107,672
A minus and below	211,612	152,670
Second-lien	182,872	90,799

Total	$916,149	$518,108

Average claim paid:
Prime	$40.9	$31.8
Alt-A	54.8	45.4
A minus and below	39.0	33.8
Second-lien	35.5	32.4
Average claim paid on all products	41.6	34.7
States with highest claims paid (1st lien):
California	$115,947	$21,158
Michigan	68,761	49,806
Florida	45,649	14,724
Ohio	44,469	40,689
Georgia	44,313	30,364

Claims paid in California and Florida have increased significantly as home price depreciation in those states has been at a much higher level than the national average. We believe that claims in the Midwest and Southeast have been rising (and will continue to rise) due to the weak industrial sector of the economy in those areas. A much higher level of claims exist in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state.

B. Financial Guaranty (Defaults and Claims)

The patterns of claim payments in our financial guaranty business tend to fluctuate and may be low in frequency and high in severity. In the event of default, payments under a typical financial guaranty insurance policy that we provide or reinsure may not be accelerated without our or the primary insurer’s approval. Without such approval, the policyholder is entitled to receive payments of principal and interest from us or the primary insurer on their regularly scheduled dates as if no default had occurred. We or the primary insurer often have remedies against other parties to the transaction, which may be exercised both before and after making any necessary payment.

In our direct financial guaranty business, and with respect to some of the mortgage-backed securities insured by our mortgage insurance business, we typically are obligated to pay claims in an amount equal to defaulted payments on insured obligations on their respective due dates. Normally, these defaulted payments consist of current interest and principal upon the legal maturity of the obligation. However, in certain of the mortgage-backed securities we insure, we may become obligated to pay principal on scheduled principal due dates or to the extent the outstanding principal balance of the insured obligation exceeds the value of the collateral insuring such obligations for a specified number of reporting periods.

In our synthetic corporate CDO transactions, losses arise upon the occurrence of a credit event (i.e., bankruptcy, a failure to pay or certain restructuring of debt) set forth in our agreement with respect to a covered corporate entity or money borrowed by such defaulting entity. Once a loss arises, we typically are obligated to pay a claim in an amount equal to the decrease in market value below par (100% of the outstanding principal amount we have agreed to insure) of a senior unsecured corporate bond selected by our counterparty in accordance with specific criteria set forth in our agreement, but only to the extent that the aggregate of all such loss amounts exceeds an agreed upon amount of subordination.

In our financial guaranty reinsurance business, claim payments due to the ceding companies are typically settled net of premiums payable to us.

The following table shows financial guaranty’s incurred losses and claims paid by category for each period indicated:

	Year Ended December 31
	2008	2007
	(In thousands)
Incurred losses:
Public finance direct	$10,619	$4,577
Public finance reinsurance	8,907	4,467
Structured finance direct	(3,426)	111,634
Structured finance reinsurance	108,203	(6,177)
Trade credit reinsurance	(9,808)	(16,511)

Total	$114,495	$97,990

Claims Paid:
Public finance direct	$690	$2,127
Public finance reinsurance	7,667	212
Structured finance direct	100,036	9,733
Structured finance reinsurance	20,579	12,191
Trade credit reinsurance	3,440	8,579

Total	$132,412	$32,842

IV. Loss Management

A. Mortgage Insurance (Loss Management)

In 2008, we continued to add significant resources to our mortgage insurance loss management department in order to better manage losses in the uncertain housing market and rising claim environment. Our loss management function consists of approximately 92 full-time employees dedicated to minimizing claim payment, representing a 46% increase in the number of full time loss management employees from 2007. Loss management pursues opportunities to mitigate losses both before and after claims are received.

In our traditional mortgage insurance business, upon receipt of a valid claim, we generally have the following three settlement options:

(1)	Pay the maximum liability—determined by multiplying the claim amount (which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default) by the applicable coverage percentage—and allow the insured lender to keep title to the property;

(2)	Pay the amount of the claim required to make the lender whole, commonly referred to as the “deficiency amount” (not to exceed our maximum liability) following an approved sale; or

(3)	Pay the full claim amount and acquire title to the property.

In general, we base our selection of a settlement option on the value of the property. In 2008, we settled 92% of claims by paying the maximum liability (compared to 86% of claims in 2007), 7% by paying the deficiency amount following an approved sale (compared to 13% of claims in 2007) and less than 1% by paying the full claim amount and acquiring title to the property (also less than 1% in 2007). Declining property values in many regions of the U.S. during 2007 and 2008 have made our loss management efforts more challenging. If property values continue to further decline, our ability to mitigate losses could be adversely affected, which could have an adverse effect on our business, financial condition and operating results.

For pre-claim default situations, our loss management specialists focus on the following activities to reduce losses:

•	Communication with the insured or the insured’s servicer to ensure the timely and accurate reporting of default information;

•	Prompt and appropriate responses to all loss mitigation opportunities presented by the mortgage servicer (including short sale requests); and

•

Proactive communication with the borrower, realtor or other individuals involved in the loss mitigation process to maximize results and to increase the likelihood of a completed loss mitigation transaction.

After a claim is received and/or paid, our loss management specialists focus on:

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

In addition, in response to market conditions, we have recently launched a strategy where we advance to the servicer 15% of our claim responsibility, up to $15,000, to use as necessary, in order to cure a defaulted loan. We expect to expand this program in 2009.

Another strategy we recently implemented involves utilizing a third party, Consumer Credit Counseling of the Delaware Valley, to provide credit counseling and other services to our defaulted borrowers. We also built and deployed a borrower education website during 2008 and recently expanded it to allow for the collection of borrower financial information in order to allow us to facilitate modifications with servicers on our insured loans.

We are also participating in large scale modification programs being led by Federal Housing Finance Agency (“FHFA”), several top 10 mortgage servicers and numerous borrower outreach campaigns being conducted by HOPE NOW, of which we are a member. See “Regulation—Federal Regulation—Indirect Regulation” below for information regarding recent modification programs.

Other units within our loss management department contribute additional risk management services. One unit is responsible for identifying and investigating insured loans involving non-compliance with the terms of our master policy of insurance (or commitment letter for structured transactions) to ensure that claims are ultimately paid, as agreed, only upon valid and insurable risks. Much of our effort involves the identification, investigation and reporting of mortgage fraud schemes that impact our losses. We coordinate our activities with legal counsel, law enforcement and fraud prevention organizations, and work to promote mortgage fraud awareness, detection and prevention among our personnel and client lenders. If a claim fails to comply with our master policy, fails to comply with our underwriting guidelines or contains misrepresentations (mortgage fraud), we may rescind the insurance policy or deny the claim. During 2008, the number of claims that we rescinded increased significantly.

Another unit manages counterparty risk by examining operational risk, completing underwriting reviews, and performing ongoing surveillance of our lender clients. During 2008, we began placing experienced loss mitigation personnel on-site with our servicing partners to improve communication and workflow, allowing us to act more quickly to reduce loss exposure. We also created a Servicer Advocacy Group which includes field- based representatives of loss management who make regular visits to our servicing partners to improve communication and better implement our programs that could mitigate losses.

B. Financial Guaranty (Loss Management)

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management is also responsible for claims prevention and loss mitigation strategies. This discipline is applied at both the point of origination of a transaction and during the on-going monitoring and surveillance of each exposure in the portfolio. The risk management function is structured by area of expertise and includes the following areas: risk analytics; public finance; structured finance; and portfolio management (each is more fully described below).

Our public finance and structured finance groups utilize several tools to monitor our directly insured portfolio. For each transaction, we require the regular delivery of periodic financial information and in most cases, covenant compliance reports that are reviewed by the risk manager assigned to the particular credit. Each risk manager prepares regular periodic (usually annually or biennially depending on the continued credit quality of the transaction) written surveillance reports for each credit which contain in depth financial analysis of the credits together with the manager’s internal rating for the transaction. Observed deterioration in the performance of a credit may prompt additional and more frequent review. Upon continued performance deterioration, the risk manager, in consultation with senior management, may downgrade the internal credit rating for a credit or if appropriate, move the credit to the financial guaranty Watch List. All amendments, consents and waivers related to a transaction are also the primary responsibility of the appropriate risk manager. In addition to individual credit analysis, these teams are responsible for following economic, environmental and regulatory trends and for determining their potential impact on the insured portfolio.

We monitor not only the nominal exposure for each obligor for which we provide protection in our corporate CDO transactions, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor. We have $12.5 million of exposure to our affiliate, C-BASS, as collateral under one TruPs CDO, which constitutes an insignificant portion of such collateral pool.

The portfolio management group oversees all portfolio level analysis and reporting of our insured financial guaranty portfolio. This group is also primarily responsible for the analysis of our assumed financial guaranty portfolio and the oversight of the credit risk relationship with our reinsurance customers. The head of the portfolio management team directs the “Watch and Reserve” process (which is more fully described below), and chairs the quarterly Watch and Reserve meetings, at which reserve recommendations are made on the portfolio.

The risk analytics team is responsible for the analysis of market risk factors and their impact on economic capital. Key market risk factors, including interest-rate risk and credit spreads, are assessed on an individual credit and insured portfolio basis. The risk analytics team has developed quantitative tools and models to measure these risks which incorporate the risk assessments and internal ratings assigned by each of the teams within risk management. We use an internal economic capital methodology to attribute economic capital to each individual credit exposure within our insured portfolio. This methodology relies heavily on our ability to quantify the individual risks of default and prepayment underlying each transaction in our insured portfolio. Economic capital is also the basis for calculating risk-adjusted returns on our capital (“RAROC”), which allows us to establish criteria for weighing the credit risk relative to the premium received.

In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with our ceding reinsurance customers. To help align the ceding company’s interests with ours, we generally have required that the ceding company retain a portion of the exposure on any single risk that we reinsure. Our portfolio management group is responsible for the periodic diligence and evaluation of the underwriting and surveillance capabilities of the ceding companies. This evaluation includes an in depth review of the following areas: business strategy; underwriting approach and risk appetite; sector specific surveillance strategies; watch and reserve processes and procedures and reinsurance strategies. Each of the ceding companies provides us with quarterly updates to their watch and reserve lists, including reserve information. In the event that we have identified a potential deficiency in the surveillance activities of a ceding company, appropriate personnel in our risk management department may conduct an independent analysis to the extent adequate information is available. We also may have an independent view on assumed credits where we also have direct exposure based on the information obtained through our independent credit review. As a result, we may assess credits and establish reserves based upon information in addition to that received from the ceding company.

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

The financial guaranty business has a Watch and Reserve Committee that meets quarterly to review under-performing credits and establish reserves for transactions as recommended by the appropriate risk manager. The Committee is chaired by the head of the portfolio management group and includes senior management, credit, legal and finance personnel from both the financial guaranty business and Radian Group. Our risk management processes and procedures address both performing and under-performing transactions. Performing transactions are assigned investment-grade internal ratings, denoting nominal to moderate credit risk. When our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the primary insurer for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the ceding company, we may assign our own risk rating rather than using the risk rating assigned by the ceding company.

Special Mention. This category includes insured transactions that are internally rated no more than two rating levels below investment grade upon the observation and analysis of financial or asset performance deterioration by the appropriate risk manager. Although these insured transactions typically are not performing as expected, we have determined that such transactions are not expected to have severe, prolonged stress and we do not believe that claim payments are imminent. The credits in this category could have all or some of the following characteristics:

•	Speculative grade obligations with increasing credit risk, but with the possibility of recovering and returning to investment grade levels;

•	Slight probability of payment default due to current adverse economic conditions and operating challenges;

•	Limited capacity for absorbing volatility and uncertainty; vulnerability to further downward pressure which could lead to difficulty in covering future debt obligations; and

•	Requires additional monitoring by the risk manager to evaluate developing, potentially adverse credit trends.

Once a risk manager detects some or all of these characteristics, the risk manager makes a recommendation to place the credit in this category to the portfolio management group and the respective risk management group. Direct and assumed exposures in this category are typically reviewed annually or more frequently if there is a change to the credit profile.

Due to the additional efforts involved in monitoring Special Mention credits, consultants and/or legal counsel may be engaged to assist in claim prevention or loss mitigation strategies. As a result, loss adjustment expense (“LAE”) reserves are occasionally posted for exposures on this list where such third parties are engaged.

Intensified Surveillance. This category includes transactions in financial guaranty’s insured portfolio that are internally rated below investment grade and indicates a severe and often permanent adverse change in the transaction’s credit profile. Transactions in this category are still performing, meaning they have not yet defaulted on a payment, but our risk management department has determined that there is a substantial likelihood of default. Transactions that are placed in this category may have some or all of the following characteristics:

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

Insured transactions are generally elevated into this category from the Special Mention list as a result of continuing declining credit trends. Occasionally, however, transactions may enter this category due to an unexpected financial event that leads to rapid and severe deterioration. Direct and assumed exposures in this category are generally reviewed and reported on quarterly.

Consultants and/or legal counsel are regularly engaged in connection with these transactions to assist in claim prevention and loss mitigation strategies due to the remediation efforts necessary to prevent or minimize losses. As a result, LAE reserves are regularly posted for these exposures in addition to claim liability reserves.

Case Reserve. This category consists of insured transactions where a payment default on the insured obligation has occurred. LAE reserves are normally required as remediation efforts often continue for credits classified at this level to mitigate claims. Direct and assumed exposures in this category are generally reviewed and reported on quarterly. Case reserves are established for all non-derivative transactions on this list.

In our directly insured financial guaranty business, we establish loss and LAE reserves on our non-derivative financial guaranty contracts based upon the recommendation by the risk manager responsible for the transaction. Such recommendations are generally made for Intensified Surveillance and Case Reserve credits. For Intensified Surveillance credits, the risk manager may recommend a reserve if he or she has determined a default is likely and if the severity of loss upon default is quantifiable. Once a default occurs, a case reserve is established that reflects anticipated future claims. The assumptions used to recommend reserves for directly insured credits are based upon the analysis performed by the risk manager as more fully described above. In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with the ceding company. We establish reserves for our assumed Watch List credits based upon information provided by the ceding company. Expected losses on derivative financial guaranty contracts are recorded in change in fair value of derivative instruments.

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” the reserving policies used by the financial guaranty industry will be impacted by the adoption of SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 60” (“SFAS No. 163”).

As soon as our risk management department detects a problem, it works with the appropriate parties in an attempt to avoid a default or to minimize the claims that we may be obligated to pay on our policy. Loss mitigation can consist of:

•	restructuring the obligation;

•	enforcing available security arrangements;

•	working with the issuer to work through or to find alternatives mitigating the impact of management or potential political problems;

•	when appropriate, exercising applicable rights to replace problem parties; and

•	when appropriate, purchasing the insured obligation.

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

V. Risk Management

A. Mortgage Insurance (Risk Management)

Our mortgage insurance business has a comprehensive risk management function which includes a Risk Originations group that consists of individual risk managers aligned with our lender customers as well as Portfolio Management and Credit Analytics functions that operate across the mortgage insurance business. The mortgage insurance risk management function is responsible for overall credit policy creation, compliance monitoring, portfolio management, limit setting and communication of credit related issues to management and our board of directors.

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

Portfolio Management—Valuation. The Valuation function is responsible for analyzing the current composition of our mortgage insurance portfolio and monitoring its compliance with our risk parameters as established by our board of directors. This analysis involves analyzing risks to the portfolio from the market (e.g., the effects of changes in home prices and interest rates) and analyzing risks from particular lenders, products, and geographic locales.

3. Credit Analytics (Risk Management—Mortgage Insurance)

Credit Analytics is responsible for establishing and maintaining all mortgage related credit risk policy involving risk acceptance, counterparty, portfolio, operational and structured risks secured by or involving mortgage collateral. Credit Analytics also is responsible for establishing insurable risk guidelines for product types and loan attributes.

4. Risk Analytics (Risk Management—Mortgage Insurance)

Risk Analytics is responsible for all modeling functions in our mortgage insurance business. Risk Analytics estimates, implements and controls our proprietary Prophet Models® used in pricing our flow rate cards and structured transactions. Our proprietary Prophet Models® jointly estimate default and prepayment risk on all of our major product lines. Risk Analytics also reviews and approves all third party models used to approve loans for delegated mortgage insurance. Risk Analytics is also responsible for the economic capital model and RAROC pricing tools, and builds and updates the reserve model for the mortgage insurance portfolio and oversees economic research.

5. Reinsurance—Ceded (Risk Management—Mortgage Insurance)

We use reinsurance in our mortgage insurance business as a capital and risk management tool.

Smart Home. In 2004, we developed an approach, referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions effectively transfer risk from our portfolio to investors in the capital markets.

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

Between August 2004 and May 2006, we completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2008 are as follows:

	Initial	As of December 31, 2008
Pool of mortgages (par value)	$14.7 billion	$5.2 billion
Risk in force (par value)	$3.9 billion	$1.3 billion

Notes sold to investors/risk ceded (principal amount)	$718.6 million	$571.5 million

At December 31, 2008, approximately 3.7% of our primary risk in force was included in Smart Home reinsurance transactions, compared to approximately 5.3% at December 31, 2007. In these transactions, we reinsured the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions. Ceded premiums written and earned related to Smart Home for 2008 were each $13.0 million, compared to $11.0 million and $11.4 million, respectively, for 2007 and $12.0 million and $12.3 million, respectively, for 2006. Ceded losses related to Smart Home were $91.1 million in 2008 and $9.8 million in 2007. There were no ceded losses in 2006. Ceded losses related to Smart Home are expected to continue to increase in 2009. Most actual cash recoveries are not expected until 2009 and later.

Captive Reinsurance. We and other companies in the mortgage insurance industry participate in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we cede a portion of the mortgage insurance premiums paid to us to the reinsurance company. We currently have 16 “active” captive reinsurance agreements in which new business continues to be placed. We also currently have 45 captive reinsurance arrangements operating on a run-off basis, meaning that no new business is being placed in these captives. This compares to 51 active and 10 run-off captives as of December 31, 2007.

In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. Until recently, losses under most captive reinsurance arrangements have not approached a level requiring payment to us. However, during the current housing and related credit market downturn in which losses have increased significantly, many captive reinsurance arrangements have attached, requiring our captive reinsurers to make payments to us. We began recording ceded losses recoverable from such captives in the fourth quarter of 2007, which accelerated throughout 2008, although most cash recoveries are not expected until 2009 and later. We believe that captive reinsurance is likely to serve as a significant source of reinsurance recoveries for us in future periods. Ceded losses related to captives in 2008 and 2007 were $400.7 million and $3.9 million, respectively. We also offer, on a limited basis, “quota share” captive reinsurance arrangements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected.

Because of many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through their captive reinsurers due to the risk-sharing feature, we continue to evaluate the level of revenue-sharing to risk-sharing on a customer-by-customer basis as part of our customer profitability analysis. We believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer. We also believe that captive reinsurance agreements are important in aligning our interests with those of the lenders by providing lenders with an ongoing stake in the outcome of the lending decision. In February 2008, Freddie Mac and Fannie Mae announced that effective June 1, 2008, they would limit the percentage of premiums that mortgage insurers may cede to captives to 25% of the mortgage insurance premiums paid to the mortgage insurer. As a result, the terms of all of our captive reinsurance arrangements that ceded an amount greater than 25% were amended to comply with these limitations.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of the Real Estate Settlement Practices Act of 1974 (“RESPA”). We and other mortgage insurers also have been subject to inquiries from the New York insurance department, the Minnesota Department of Commerce and the U.S. Department of Housing and Urban Development (“HUD”) relating to our captive reinsurance arrangements. For more information, see “Regulation—Federal Regulation—RESPA” below.

Premiums ceded to captive reinsurance companies in 2008 on first-lien mortgage insurance were $138.3 million, representing 15.0% of total first-lien mortgage insurance premiums earned, as compared to $121.6 million, or 14.1% in 2007. Primary new insurance written in 2008 on first-lien mortgage insurance that had captive reinsurance associated with it was $11.8 billion or 36.4% of our total first-lien primary new insurance written, as compared to $23.3 billion, or 40.8% of our total first-lien primary new insurance written in 2007. These percentages have been volatile as a result of increases or decreases in the volume of structured transactions, which are not typically eligible for captive reinsurance arrangements.

Some private mortgage insurers have elected not to enter into new captives going forward and have placed their existing captives into run-off. Others, including us, have not yet made this determination, and we continue to evaluate our use of captives in light of our overall mortgage insurance business strategy. However, in light of the significant number of our captives currently in run-off, we expect amounts ceded to captives to decline significantly in 2009.

GSE Arrangements. We also have entered into risk/revenue-sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast into primary and pool insurance and our overall exposure is reduced in return for a payment made to the GSEs. Ceded premiums written and earned for the year ended December 31, 2008 were $5.6 million and $5.7 million, respectively, under these programs.

Other Reinsurance. Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured. Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with these insurance regulations. See “Regulation—State Regulation—Reinsurance” below.

B. Financial Guaranty (Risk Management)

In insuring our current financial guaranty portfolio, we employed a comprehensive risk system. This system incorporated the integration of company-wide risk management policies and processes as well as best practices of the financial guaranty industry. All transactions were subject to a thorough underwriting analysis and a comprehensive risk committee decision process.

Transaction underwriting included an analysis of all credit and legal aspects as well as any specific risks that may be inherent in the transaction. Further, we utilized our proprietary internal economic capital model for risk analysis, valuation and as the basis for calculating RAROC on our financial guaranty business. All transactions were subject to a credit committee decision process embedded in the financial guaranty business.

Our risk management department uses internal ratings in monitoring our insured transactions. We determine our internal ratings for a transaction, by utilizing all relevant information available to us, including: periodic reports supplied by the issuer, trustee or servicer for the transaction; publicly available information regarding the issuer, the transaction, the underlying collateral or asset class of the transaction and/or collateral; communications with the issuer, trustee, collateral manager and servicer for the transaction; and when available, public or private ratings assigned to our insured transactions or to other obligations that have substantially similar risk characteristics to our transactions without the benefit of financial guaranty or similar credit insurance. When we deem it appropriate, we also utilize nationally recognized rating agency models and methodologies to assist in such analysis. We use this information to develop an independent judgment regarding the risk and loss characteristics for our insured transactions. If public or private ratings have been used, our risk management analysts express a view regarding the rating agency opinion and analysis. When our analyses of the transaction results in a materially different view of the risk and loss characteristics of an insured transaction, we will assign a different internal rating than that assigned by the rating agency.

Our rating scale is comparable to that of the nationally recognized rating agencies (S&P and Moody’s). Our use of internal ratings rather than rating agency ratings, results in a decrease in the percentage of our insured obligations rated AAA, an increase in the percentage of our insured obligations rated AA, A and BBB and a slight increase in the percentage of obligations rated below investment grade. Our internal ratings estimates are subject to revision at any time and may differ from the credit ratings ultimately assigned by the rating agencies.

See “Loss Management—Financial Guaranty” above for information regarding our risk management department.

VI. Customers

A. Mortgage Insurance (Customers)

The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions and credit unions. This is the case even though individual mortgage borrowers generally incur the cost of primary mortgage insurance coverage. We also offer lender-paid mortgage insurance, in which the mortgage lender or loan servicer pays the mortgage insurance premiums. The cost of the mortgage insurance is then generally passed through to the borrower in the form of higher interest rates. In 2008, approximately 43% of our mortgage insurance was originated on a lender-paid basis, compared to approximately 57% in 2007. This lender-paid business is highly concentrated among a few large mortgage-lending customers.

To obtain primary mortgage insurance from us, a mortgage lender must first apply for and receive a master policy. Our approval of a lender as a master policyholder is based, among other factors, on our evaluation of the lender’s financial position and demonstrated adherence to sound loan origination practices.

The number of individual primary mortgage insurance policies in force at December 31, 2008, was 923,078, compared to 895,037 at December 31, 2007 and 785,814 at December 31, 2006.

Our mortgage insurance business depends to a significant degree on a small number of lending customers. Our top 10 mortgage insurance customers, measured by primary new insurance written, were responsible for 59.4% of our primary new insurance written in 2008, compared to 64.0% in 2007 and 64.7% in 2006. The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 20.5% of new insurance written during 2008, compared to 19.4% in 2007 and 18.6% in 2006.

Challenging market conditions during 2008 and 2007 have adversely affected, and may continue to adversely affect, the financial condition of a number of our largest lending customers. These customers may become subject to serious liquidity constraints that could jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or, as has occurred recently, consolidation with others in the industry. See “Risk Factors—Because our mortgage insurance business is concentrated among a few significant customers, our new business written and franchise value could decline if we lose any significant customer.”

B. Financial Guaranty (Customers)

We have historically conducted our structured finance business with many of the major global financial institutions that structure, underwrite or trade securities issued in structured finance obligations. These institutions typically are large commercial or investment banks that focus on high-quality deals in the public finance and structured finance markets. While our public finance customers have historically included many of the same financial institutions as our structured finance business, our public finance customers have also included regional financial institutions and issuers that may focus on lower investment-grade obligors or obligations.

As a reinsurer of financial guaranty obligations, we have traditionally maintained close and long-standing relationships with most of the primary financial guaranty insurers. We believe that these relationships have provided us with a comprehensive understanding of the market and of the financial guaranty insurers’ underwriting guidelines and reinsurance needs. Our financial guaranty reinsurance customers have consisted mainly of the largest primary insurance companies licensed to write financial guaranty insurance and their foreign-based affiliates, including Ambac Assurance Corporation (“Ambac”), Financial Security Assurance Inc. (“FSAI”) and Financial Guaranty Insurance Company (“FGIC”).

VII. Sales and Marketing

A. Mortgage Insurance (Sales and Marketing)

We employ six national account managers, who focus on the largest mortgage lenders, as well as a mortgage insurance field sales force of approximately 72 persons, organized into four divisions, that provides local sales representation throughout the U.S. Each of the four divisions is supervised by a divisional sales manager who is directly responsible for several regional sales managers. The divisional sales managers are responsible for managing the profitability of business in their regions, including premiums, losses and expenses. The regional sales managers are responsible for managing a sales force in different areas within the region. In addition, there are several account managers that manage specific accounts within a region that are not national accounts, but that need more targeted oversight and attention.

Mortgage insurance sales personnel are compensated by salary, commissions on new insurance written and an incentive component based on the achievement of various goals.

VIII. Competition

A. Mortgage Insurance (Competition)

We compete directly with six other private mortgage insurers—Genworth Financial Inc., MGIC, PMI Mortgage Insurance Co., Republic Mortgage Insurance Company, CMG Mortgage Insurance Company and United Guaranty Corporation—some of which are subsidiaries of larger companies with stronger financial strength ratings. We also compete against various federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”), the Veteran’s Administration (“VA”) and state-sponsored mortgage insurance funds. While the mortgage insurance industry has not had new entrants in many years, it is possible that the increased credit quality of new loans being insured in the current market combined with the deterioration of the financial strength ratings of existing mortgage insurance companies, in part due to their legacy books of insured mortgages, could encourage new entrants.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, may have greater financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations. We believe the FHA, which until recently was not viewed by us as a significant competitor, substantially increased its market share in 2008, including by insuring loans that would meet our current underwriting guidelines at a cost to the borrower that is lower than the cost of our insurance. Recent federal legislation and programs have provided the FHA with greater flexibility in establishing new products and have increased the FHA’s competitive position against private mortgage insurers. See “Regulation—Federal Regulations—Indirect Regulation” below.

We compete for flow business with other private mortgage insurance companies on the basis of both service and price. The service-based component includes risk management services, timeliness of claims payments, loss mitigation efforts and management and field service organization and expertise. In the past, we have competed for structured transactions with other mortgage insurers and have competed with capital market executions such as senior/subordinated security structures for this business. Competition for this business generally is based both on price and on the percentage of a given pool of loans that we are willing to insure.

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

Recently, competition from these alternatives has significantly diminished as a result of the recent housing market decline and credit market turmoil. In particular, the recent poor performance of subprime loans, which made up a significant portion of capital market securitizations, has all but eliminated the secondary market for mortgage collateral other than with the GSEs.

IX. Ratings

S&P and Moody’s each rate the financial strength of our insurance subsidiaries. The rating agencies mainly focus on the following factors: capital resources; financial strength; franchise value; commitment of management to, and alignment of stockholder interests with the insurance business; demonstrated management expertise in our insurance business; credit analysis; systems development; risk management; marketing; earnings volatility; capital markets and investment operations, including the ability to raise additional capital, if necessary; and capital sufficient to meet projected growth and capital adequacy standards. As part of their ratings process, S&P and Moody’s test our insurance subsidiaries by subjecting them to a “stress level scenario” in which losses over a stress period are tested against our capital level. Determinations of ratings by the rating agencies also are affected by macroeconomic conditions and economic conditions affecting the mortgage insurance and financial guaranty industries in particular, changes in regulatory conditions, competition, underwriting and investment losses.

The financial strength rating assigned by the rating agencies to an insurance company is based on factors relevant to policyholders and is not intended to protect that company’s equity holders or creditors. A financial strength rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. Financial strength ratings are an indication to an insurer’s customers of the insurer’s present financial strength and its capacity to honor its future claims payment obligations.

Our holding company, Radian Group, currently is rated BB (CreditWatch with negative implications) by S&P and B3 (outlook developing) from Moody’s.

The following table sets forth the current financial strength ratings assigned to our principal insurance subsidiaries:

	MOODY’S	S&P (2)
Radian Guaranty	Ba3	BBB+
Radian Insurance	B1	BB+
Amerin Guaranty	Ba3	BBB+
Radian Asset Assurance (1)	A3	BBB+
Radian Asset Assurance Limited (1)	A3	BBB+

(1)	Each Moody’s rating for our financial guaranty subsidiaries is currently under review for possible downgrade.
(2)	Each S&P rating for our mortgage insurance and financial guaranty subsidiaries is currently on CreditWatch with negative implications.

On May 2, 2008, Fitch Ratings (“Fitch”) withdrew its ratings for Radian Group and all of our insurance subsidiaries, citing a lack of available information regarding these entities. We had requested that Fitch withdraw these ratings in September 2007, following Fitch’s downgrade of Radian Group and our financial guaranty subsidiaries.

Recent Ratings Actions—Moody’s

On June 25, 2008, Moody’s lowered its senior debt rating on Radian Group to Ba1 from A2 and its insurance financial strength ratings on Radian Guaranty and Amerin Guaranty to A2 from Aa3. In downgrading our mortgage insurance subsidiaries, Moody’s cited deterioration in our insured portfolio, including NIMS and second-liens. Moody’s further stated that our ability to retain our status as an eligible mortgage insurer with the GSEs will continue to be an important ratings consideration for our mortgage insurance subsidiaries. Moody’s lowered its insurance financial strength rating on Radian Insurance to Baa1 (two notches below Radian Guaranty) from Aa3 as a result of the higher-risk nature of its insured portfolio of second-liens and NIMS and the fact that Radian Insurance is no longer strategically important to our overall mortgage insurance business.

Also on June 25, 2008, Moody’s lowered its insurance financial strength ratings on Radian Asset Assurance and RAAL to A3 from Aa3, citing the likelihood that Radian Asset Assurance will cease writing new business going forward and the possible diversion of capital from Radian Asset Assurance to support our mortgage insurance business.

On October 10, 2008, Moody’s placed its ratings for Radian Group and each of our mortgage insurance and financial guaranty subsidiaries on review for possible downgrade. In taking this ratings action, Moody’s cited its expectation of further stress on the risk-adjusted capital position of our mortgage insurance business in light of continued deterioration in certain housing market fundamentals.

On February 13, 2009, Moody’s downgraded the insurance financial strength ratings of Radian Guaranty and Amerin Guaranty to Ba3 from A2 and the rating of Radian Insurance to B1 from Baa1. Moody’s also downgraded the senior debt rating of Radian Group to B3 from Ba1. According to Moody’s, these downgrades reflect significant stress on the risk-adjusted capital position of our mortgage insurance subsidiaries due to the weak economic environment and continued deterioration in housing fundamentals, which Moody’s expects to result in significantly higher losses for our mortgage insurance business. Moody’s also considered the continued pressure on our profitability and constraints on our financial flexibility in the current market environment. Moody’s also cited its belief that the mortgage insurance business model has deteriorated due to on-going losses and the relative weakness of the GSEs.

Recent Ratings Actions—S&P

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

On December 5, 2008, S&P placed its ratings on Radian Group and our mortgage insurance and financial guaranty insurance subsidiaries on CreditWatch with negative implications. S&P has indicated that it will resolve the CreditWatch status of the ratings in two stages. First, it will re-evaluate its estimate of mortgage insurers’ net loss costs for their insured portfolios based on deterioration in macroeconomic conditions, partially offset by greater anticipated benefits of reinsurance. The second stage will be a thorough sector-wide review that incorporates operating results for the fourth quarter of 2008 and developments in macroeconomic conditions, which S&P anticipates completing in March 2009. On December 19, 2008, S&P announced the results of the first stage of its evaluation and Radian Group’s rating was downgraded to BB, but its ratings for the mortgage insurance and financial guaranty insurance subsidiaries were unchanged. The ratings for Radian Group and our mortgage and financial guaranty insurance subsidiaries remain on CreditWatch with negative implications while S&P performs the second stage of its analysis, which it expects to complete in March 2009 and which could result in a substantial downgrade.

Our current ratings and the threat of further ratings actions could have a negative impact on our business and results of operations. See “Risk Factors—We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.”

X. Investment Policy and Portfolio

Income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments.

We follow an investment policy that, at a minimum, requires:

•

At least 80% of our investment portfolio, based on amortized cost, to consist of investment securities and instruments that are assigned a “1” rating designating the highest quality ranking by the National Association of Insurance Commissioners (“NAIC”) or equivalent ratings by a Nationally Recognized Statistical Rating Organization (“NRSRO”) (e.g., “A-” or better by S&P and “A3” or better by Moody’s);

•

A maximum of 15% of our investment portfolio, based on amortized cost, may consist of investment securities and instruments that are assigned a “2” rating designating a high quality ranking by the NAIC or equivalent ratings by an NRSRO (e.g., “BBB+” to “BBB-” by S&P and “Baa1” to “Baa3” by Moody’s); and

•

A maximum of 5% of our investment portfolio, based on amortized cost, may consist of investment securities and instruments that are assigned a “3 or below” rating designating lower quality debt and equity rankings by the NAIC or equivalent ratings by an NRSRO (e.g., “BB+” and below by S&P and “Ba1” and below by Moody’s).

Under our investment policy, which is applied on a consolidated risk and asset allocation basis, we are permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided our equity component does not exceed 20% of our total investment portfolio and at least 95% of the portfolio is investment grade. We manage our investment portfolio to minimize interest rate volatility through active portfolio management and intensive monitoring of investments to ensure a proper mix of the types of securities held and to stagger the maturities of fixed-income securities. Our investment policy focuses on the generation of optimal after-tax returns, stable tax-efficient current returns, and the preservation and growth of capital. We have increased our percentage of short-term investments in light of the rising claim amounts in the mortgage insurance business.

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

Oversight responsibility of our investment portfolio rests with management—allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations, and are approved by the Investment and Finance Committee (the “Investment Committee”) of our board of directors. Manager selection, monitoring, reporting and accounting (including valuation) of all assets are performed by management. We manage over 70% of the portfolio—the portion of the portfolio largely consisting of municipal bonds and short-term investments—internally, with the remainder managed by eight external managers. External managers are selected by management based primarily upon the allocations approved by the Investment Committee of our board of directors as well as factors such as historical returns and stability of management. Management’s selections are presented to and approved by the Investment Committee.

Our investment allocation, asset class percentage targets and actual investment concentration among these asset class targets at December 31, 2008, are as follows:

Allocation Strategy	Target	Actual
Fixed Income:
Short-Term	2.5%	17.1%
Global Bond	2.5%	1.7%
Core Bond	10.0%	9.7%
Municipal Securities	70.0%	61.3%

Total Fixed Income	85.0%	89.8%

Hybrids (Convertible Securities)	10.0%	7.2%

Equity/Other:
Large Cap	2.0%	1.7%
Small Cap	2.0%	0.8%
Other	1.0%	0.5%

Total Equity/Other	5.0%	3.0%

Total All Allocation Strategies	100.0%	100.0%

The relatively large position of short-term securities at year-end 2008 compared to our allocation target reflects the anticipated funding of mortgage insurance claim payments.

We review our investment portfolio on at least a quarterly basis for declines in the fair value of securities below the amortized cost basis of such securities that are considered to be other-than-temporary. If the fair value of a security is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During 2008, we recorded approximately $55.2 million of charges related to declines in the fair value of securities (primarily municipal and taxable bonds, and preferred stocks) considered to be other-than-temporary, compared to $9.4 million of charges related to declines in 2007 and $10.6 million in 2006.

At December 31, 2008, our investment portfolio had a cost basis of $6.4 billion, a carrying value of $5,981.6 million and a market value of $6.0 billion, including $1.0 billion of short-term investments. Our investment portfolio did not include any real estate or mortgage loans at December 31, 2008. The portfolio included 81 privately placed, investment-grade securities with an aggregate carrying value of $58.0 million at December 31, 2008. At December 31, 2008, 96.6% of our investment portfolio was rated investment grade.

During 2008, global financial markets experienced severe dislocations which led the U.S. and other governments to implement financial programs targeted at improving financial institutions liquidity and capitalization. In general, equity markets declined, interest rates decreased and credit spreads widened. These events contributed to volatility in our investment portfolio and realized and unrealized losses.

A. Investment Portfolio Diversification (Investment Policy and Portfolio)

The diversification of our investment portfolio at December 31, 2008, was as follows:

	December 31, 2008
	Cost or Amortized Cost	Fair Value	Percent (1)
	($ in thousands)
Fixed-maturities held to maturity:
State and municipal obligations	$36,628	$37,486	0.6%

Total	36,628	37,486	0.6%

Fixed-maturities available for sale:
U.S. government securities (2)	81,636	93,206	1.6%
U.S. government-sponsored enterprises	20,089	21,636	0.4
State and municipal obligations	3,235,053	2,977,919	49.8
Corporate obligations	176,085	169,510	2.8
Asset-backed securities (3)	310,269	307,150	5.1
Private placements	13,652	12,992	0.2
Foreign governments	62,703	64,856	1.1

Total	3,899,487	3,647,269	61.0%

Equity securities	212,620	165,099	2.8
Short-term investments	1,029,167	1,029,286	17.2
Trading securities:
State and municipal obligations	625,837	629,084	10.5
Equity securities	44,781	25,440	0.4
Other	217	175	—

Total	670,835	654,699	10.9%

Hybrid securities	499,929	426,640	7.1
Other invested assets	21,388	21,933	0.4

Total	$6,370,054	$5,982,412	100.0%

(1)	Percentage of cost or amortized cost.
(2)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.
(3)	Primarily comprised of securities issued by the government or government agencies and triple-A rated corporate obligations.

B. Investment Portfolio Scheduled Maturity (Investment Policy and Portfolio)

The weighted average duration of the assets in our investment portfolio as of December 31, 2008, was 5.6 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2008:

	December 31, 2008
	Carrying Value	Percent
	($ in thousands)
Short-term investments	$1,029,286	17.2%
Less than one year (1)	221,122	3.7
One to five years (1)	749,076	12.5
Five to ten years (1)	746,087	12.5
Over ten years (1)	3,023,511	50.5
Other investments (2)	212,471	3.6

Total	$5,981,553	100.0%

(1)	Actual maturities may differ as a result of calls before scheduled maturity.
(2)	No stated maturity date.

C. Investment Portfolio by Rating (Investment Policy and Portfolio)

The following table shows the ratings of our investment portfolio as of December 31, 2008:

	December 31, 2008
	Carrying Value	Percent
	($ in thousands)
Rating (1)
U.S. government and agency securities	$159,842	2.7%
AAA (2)	2,409,545	40.3
AA	1,848,579	30.9
A	937,304	15.6
BBB	425,007	7.1
BB and below (3)	22,304	0.4
Not rated	5,906	0.1
Equity securities	173,066	2.9

Total	$5,981,553	100.0%

(1)	As assigned by an NRSRO as of December 31, 2008.
(2)	Includes $126.2 million in a municipal security money market fund with a credit distribution of 70% A1+ and 30% A1 with an average maturity of 23 days.
(3)	Securities in this category have been rated non-investment grade by an NRSRO as of December 31, 2008.

D. Investment Risk Concentration—(Investment Policy and Portfolio)

The following table shows our top ten investment portfolio risk concentrations as of December 31, 2008:

			Securities Classifications
($ in thousands) Issuer Description	Market Value		U.S. Government Agency & GSE Securities			Municipal Securities
	$	%	Money Market/ Short-Term	MBS	GSE Notes	Uninsured	Insured	Prerefunded*	Money Market	Equity
Northern Institutional Government Portfolio (1)	$295,378	4.94%	$295,378	$—	$—	$—	$—	$—	$—	$—
State of California (2)	273,040	4.56	—	—	—	215,245	26,413	31,382	—	—
State of New York (2)	217,497	3.64	—	—	—	167,340	16,559	33,598	—	—
Federal National Mortgage Association (Fannie Mae)	182,447	3.05	20,000	143,757	18,690	—	—	—	—	—
Vanguard Institutional Prime Portfolio (1)	176,232	2.95		—	—	—	—	—	176,232	—
Master Settlement Agreement (MSA) Securitizations (3)	129,628	2.17	—	—	—	108,066	11,307	10,255	—	—
Northern Institutional Municipal Portfolio (2)	126,176	2.11	—	—	—	—	—		126,176	—
Fidelity Institutional Government Portfolio (1)	121,172	2.03	121,172	—	—	—	—		—	—
Commonwealth of Massachusetts (2)	116,829	1.95	—	—	—	40,087	12,116	64,626	—	—
Vanguard Institutional Index Fund (4)	103,100	1.72	—	—	—	—	—		—	103,100

Top Investment Portfolio Risk Concentrations	$1,741,499	29.12%	$436,550	$143,757	$18,690	$530,738	$66,395	$139,861	$302,408	$103,100

*	Prerefunded bonds are backed by U.S. Treasury and/or agency debt held in escrow, and structured to provide sufficient cash flows to offset the cashflows due on the refunded bonds. At maturity, the issuer will sell the U.S. Treasury securities or agency debt held in escrow and buy back the municipal bonds with the proceeds.
(1)	Money Market Funds.
(2)	Includes securities with indirect state funding support.
(3)	Aggregate investment in securities backed by MSA payments (the MSA obligated participating tobacco companies to compensate various states for health and other tobacco related expenses).
(4)	Tracks performance of the S&P 500 Index.

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

Radian Guaranty. Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage guaranty insurance as a licensed credit guaranty insurer pursuant to the provisions of the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in most states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated) in each of the other 49 states, the District of Columbia and Guam. Radian Guaranty must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances. Radian Guaranty and other mortgage insurers in the U.S. generally are required to be monoline insurers restricted to writing only residential mortgage guaranty insurance.

Radian Insurance. Radian Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance pursuant to the provisions of the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers. Radian Insurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances. Radian Insurance is also authorized in Hong Kong to carry on the business of credit insurance, suretyship and miscellaneous financial loss (including mortgage guaranty insurance) through its Hong Kong branch office.

Amerin. Amerin Guaranty is domiciled and licensed in Illinois as a mortgage guaranty insurer and is subject to the provisions of the Illinois insurance law and related rules and regulations governing property-casualty insurers. In addition to Illinois, Amerin Guaranty is authorized to write mortgage guaranty insurance (or in certain states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty is regulated), in each of the other states except Rhode Island (Amerin operates under an industrial insured exemption in Rhode Island) and the District of Columbia. Amerin Guaranty must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances.

Radian Asset Assurance. Radian Asset Assurance is domiciled and licensed in New York as a financial guaranty insurer and is subject to the provisions of the New York insurance law and related rules and regulations governing property-casualty insurers to the extent these provisions are not inconsistent with the New York financial guaranty insurance statute. Radian Asset Assurance is also licensed under the New York insurance law to write some types of surety insurance and credit insurance. In addition to New York, Radian Asset Assurance is authorized to write financial guaranty or surety insurance (or in one state where there is no specific authorization for financial guaranty insurance, credit insurance) in each of the other 49 states, the District of Columbia, Guam, the U.S. Virgin Islands and the Commonwealth of Puerto Rico. Radian Asset Assurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances with approval of the Superintendent of the New York Insurance Department. Radian Asset Assurance and other financial guaranty insurers in the U.S. are generally restricted to writing financial guaranty insurance.

Each insurance subsidiary is required by its state of domicile and each other jurisdiction in which it is licensed to transact business and to make various filings with those jurisdictions and with the National

Association of Insurance Commissioners, including quarterly and annual financial statements prepared in accordance with statutory accounting practices. In addition, our insurance subsidiaries are subject to examination by the insurance departments of each of the states in which they are licensed to transact business.

Given the recent significant losses incurred by many mortgage and financial guaranty insurers, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. We are currently in close communication with certain insurance regulatory authorities, including the Pennsylvania Insurance Department with respect to Radian Guaranty and Radian Insurance, the Illinois Division of Insurance regarding Amerin and the Texas Department of Insurance regarding the Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”), which reinsures a portion of Radian Guaranty’s portfolio. Amerin, which insures second-lien mortgages, is not currently writing any new business and is currently prohibited from writing new insurance business in four states without prior approval. Additionally, the Hong Kong Insurance Authority has directed Radian Insurance to continue to maintain sufficient assets in Hong Kong to cover its potential liabilities on insured loans in Hong Kong. In light of current market conditions and on-going deterioration in our financial condition, insurance departments in the jurisdictions noted above or in other jurisdictions could impose restrictions or requirements that could have a material adverse impact on our businesses.

1. Insurance Holding Company Regulation (Regulation—State Regulation)

Radian Group is an insurance holding company and our insurance subsidiaries belong to an insurance holding company system. All states have enacted legislation regulating insurance companies in an insurance holding company system. These laws generally require the insurance holding company to register with the insurance regulatory authority of each state in which its insurance subsidiaries are domiciled and to furnish to this regulator financial and other information concerning the holding company and its affiliated companies within the system that may materially affect the operations, management or financial condition of insurers within the system.

Because we are an insurance holding company, and because Radian Guaranty and Radian Insurance are Pennsylvania insurance companies, Amerin Guaranty is an Illinois insurance company, CMAC of Texas and Radian Mortgage Insurance Inc. (each an operating subsidiary used primarily for intra-company reinsurance) are Texas and Arizona insurance companies, respectively, and Radian Asset Assurance is a New York insurance company, the Pennsylvania, Texas, Arizona, Illinois and New York insurance laws regulate, among other things, certain transactions in our common stock and certain transactions between us, our insurance subsidiaries and other parties affiliated with us. Specifically, no person may, directly or indirectly, offer to acquire or acquire “control” of Radian Group, unless that person files a statement and other documents with the commissioners of insurance of the states in which our insurance subsidiaries are domiciled and each commissioner’s prior approval is obtained. Similarly, no person may directly or indirectly, offer to acquire or acquire “control” of any of our insurance subsidiaries without first obtaining the approval of the commissioner of insurance of the state where the target insurance company is domiciled. The Commissioner may hold a public hearing on the matter. In addition, material transactions between us, our insurance subsidiaries and our affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling or who are under common control with us or our insurance subsidiaries. Certain transactions between us or our affiliates and our insurance subsidiaries may not be entered into unless the applicable commissioner of insurance is given 30 days’ prior notification and does not disapprove the transaction during that 30-day period.

2. Dividends (Regulation—State Regulation)

Radian Guaranty and Radian Insurance. Radian Guaranty’s and Radian Insurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of Pennsylvania. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty and Radian Insurance each had negative unassigned surplus at December 31, 2008 of $697.4 million and $423.5 million, respectively. In addition, in the event a insurer had positive unassigned surplus as of the end of the prior fiscal year, without the prior approval of the Pennsylvania Insurance Commissioner, an insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. Due to the negative unassigned surplus at the end of 2008, no dividends or other distributions can be paid from Radian Guaranty or Radian Insurance in 2009 without approval from the Pennsylvania Insurance Commissioner. Neither Radian Guaranty nor Radian Insurance paid any dividends in 2008.

Amerin. Amerin Guaranty’s ability to pay dividends is restricted by certain provisions of the insurance laws of Illinois. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may only pay dividends during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, Amerin Guaranty was not permitted (absent prior regulatory approval) to pay dividends in 2008 and will not be permitted to pay dividends in 2009 without prior regulatory approval.

Radian Asset Assurance. Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of New York. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from earned surplus. Without the prior approval from the New York Superintendent of Insurance, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the Superintendent of Insurance, or 100% of adjusted net investment income. Radian Asset Assurance paid $107.5 million in dividends in 2008, which was subsequently contributed to Radian Guaranty in July 2008. At December 31, 2008, Radian Asset Assurance did not have any funds available for dividends that could be paid prior to June 2009 without prior regulatory approval.

3. Risk-to-Capital (Regulation—State Regulation)

A number of states in which we write mortgage insurance limit a private mortgage insurer’s risk in force to 25 times the total of the insurer’s policyholders’ surplus, plus the statutory contingency reserve. This is commonly known as the “risk-to-capital” requirement. As a result of net losses during 2007 and 2008, Radian Guaranty’s risk-to-capital ratio grew from 8.1 to 1 at December 31, 2006 to 14.9 to 1 as of December 31, 2007 and to 16.4 to 1 at December 31, 2008, even after including the contribution of our financial guaranty business to our mortgage insurance business during the third quarter of 2008. This contribution added approximately $934.6 million in statutory capital to our mortgage insurance business.

Additional losses in our mortgage insurance portfolio without a corresponding increase in new capital or capital relief could further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty by the GSE’s or state insurance regulators. See “Risk Factors—Recent losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty by the GSEs or state insurance regulators.”

4. Reserves (Regulation—State Regulation)

For statutory reporting, mortgage insurance companies are required annually to provide for additions to their contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be released into surplus for a period of 10 years, except when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserve as a statutory liability. At December 31, 2008, Radian Guaranty had statutory policyholders’ surplus of $445.0 million and a contingency reserve of $1.3 billion, Amerin Guaranty had a statutory policyholders’ surplus of $19.6 million and Radian Insurance had statutory policyholders’ surplus of $112.4 million. In March 2008, Radian Group contributed $15 million to Amerin Guaranty.

Our financial guaranty business also is required to establish contingency reserves. The contingency reserve on direct financial guaranty business written is established net of reinsurance, in an amount equal to the greater of 50% of premiums written or a stated percentage (based on the type of obligation insured or reinsured) of the net amount of principal guaranteed, ratably over 15 to 20 years depending on the category of obligation insured. The contingency reserve may be released with regulatory approval to the extent that losses in any calendar year exceed a pre-determined percentage of earned premiums for such year, with the percentage threshold dependent upon the category of obligation insured. Such reserves may also be released, subject to regulatory approval in certain instances, upon demonstration that the reserve amount is excessive in relation to the outstanding obligation. The contingency reserve on assumed reinsurance business is provided by the ceding company. At December 31, 2008, Radian Asset Assurance had statutory policyholders’ surplus of $965.4 million and a contingency reserve of $515.0 million.

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

The State of California and the National Association of Insurance Commissioners Mortgage Guaranty Insurance Model Act limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the principal balance of the insured loan. Coverage in excess of 25% (i.e., deep coverage) must be reinsured. Radian Guaranty currently uses reinsurance from affiliated companies such as CMAC of Texas to remain in compliance with these insurance regulations.

6. Accreditation (Regulation—State Regulation)

The National Association of Insurance Commissioners instituted the Financial Regulatory Accreditation Standards Program, known as “FRASP,” in response to federal initiatives to regulate the insurance business. FRASP provides standards intended to establish effective state regulation of the financial condition of insurance companies. FRASP requires states to adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these items in order to become accredited. In accordance with the National Association of Insurance Commissioners’ Model Law on Examinations, accredited states are not permitted to accept certain financial examination reports of insurers prepared solely by the insurance regulatory agencies of non-accredited states. Although the State of New York is not accredited, no state where Radian Asset Assurance is licensed has refused to accept the New York Insurance Department’s Reports on Examination for Radian Asset Assurance. We cannot be certain that, if the New York Insurance Department remains unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by the New York Insurance Department. We do not believe that the refusal by an accredited state to continue accepting financial examination reports prepared by the New York Insurance Department would have a material adverse affect on our insurance businesses.

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

In May 2005, we received a letter from the New York Insurance Department seeking information related to all of the captive mortgage reinsurance arrangements that we entered into since January 1, 2000, a list of the lenders associated with each captive along with each captive’s state of domicile and capital/surplus requirements. The letter also included a request for a description of any other arrangements through which we provide any payment or consideration to a lender in connection with mortgage insurance. We submitted our response and affirmed it as true under penalties of perjury to the New York insurance department in June 2005. We are aware that other mortgage insurers received similar requests from the New York insurance department.

In February 2006, we and other mortgage insurers received a second letter from the New York insurance department seeking documentation and a description of the due diligence that we perform in selecting reinsurers for our mortgage insurance risk. The letter indicated that the New York insurance department is seeking evidence from us to rebut the assertion that the premiums we pay under our captive reinsurance arrangements constitute an inducement or compensation to lenders for doing business with us and to bolster a claim that it is difficult or impossible to obtain mortgage reinsurance from non-captive reinsurers. We submitted a response to the New York insurance department for Radian Guaranty in March 2006 and for Amerin Guaranty in May 2006, as requested. We have had no further inquiries from the insurance department about either company with respect to captive reinsurance.

In addition to the New York inquiry, we and other mortgage insurers recently have been subject to inquiries from the Minnesota Department of Commerce relating to our captive reinsurance and contract underwriting arrangements, and we have also received a subpoena from the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We are in the process of responding to both of these requests. Public reports have indicated that both the Colorado and North Carolina Insurance Commissioners also were considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews.

We cannot predict whether these inquiries will lead to further inquiries, or further investigations of these arrangements, or the scope, timing or outcome of the present inquiries or any other inquiry or action by these or other regulators. Although we believe that all of our captive reinsurance and contract underwriting arrangements comply with applicable legal requirements, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws. See “Risk Factors—Legislation and regulatory changes and interpretations could harm our mortgage insurance business.”

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

Several mortgage insurers, through the trade association Mortgage Insurance Companies of America (“MICA”), entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. Reports of HMDA-type data for the mortgage insurance industry have been submitted by several mortgage insurers through MICA to the FFIEC since 1993. We are not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC. We have been independently reporting HMDA data to the FFIEC since January 2004, but now expect to submit HMDA through MICA as a result of our rejoining this trade group in 2008.

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

The HPA establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk.” The HPA does not define “high risk” loans but leaves that determination to Fannie Mae and Freddie Mac for loans up to the conforming loan limit and to the lender for any other loan. For “high risk” loans above the conforming loan limit, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77%. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the borrower is current on the payments required by the terms of the mortgage.

5. Freddie Mac and Fannie Mae (Regulation—Federal Regulation)

As the largest purchasers and sellers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose requirements on private mortgage insurers who wish to insure loans sold to the GSEs. The current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time.

Some of the GSEs’ more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements. They also have the ability to:

•	implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase;

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default; and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.

In order to maintain the highest level of eligibility with the GSEs, mortgage insurers historically had to maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three rating agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, the GSEs could restrict the mortgage insurer from conducting certain types of business with them, or take actions that may include not purchasing loans insured by the mortgage insurer. In light of the housing market downturn that has adversely affected mortgage insurers, both of the GSEs have indicated that loss of eligibility due to such a mortgage insurer downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs.

The GSEs have programs that allow for lower levels of required mortgage insurance coverage for certain low-down-payment, 30-year fixed-rate loans approved through their automated underwriting systems. Under these programs, the GSEs replace a portion of their standard mortgage insurance coverage with a reduced layer of coverage.

The GSEs require that we participate in “affordable housing” programs that they maintain to provide for loans to low- and moderate-income borrowers. These programs usually include 95s, 97s and 100s, and may require the liberalization of certain underwriting guidelines to achieve the programs’ objectives. Our default experience on loans that we insure through these programs has been worse than on non-“affordable housing” loans, but the risk in force attributable to our participation in these programs is immaterial.

In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act (“HERA”), encompass substantially all of the GSEs’ operations. This new law abolished the former regulator for the GSEs and created a new, stronger regulator, the FHFA, in addition to other oversight reforms.

In September 2008, the FHFA was appointed as the conservator of the GSEs. As their conservator, the FHFA controls and directs the operations of the GSEs. The appointment of a conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business. The appointment of a conservator also increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the domestic housing market and potentially make certain structural and other changes to the GSEs. Although we believe that private mortgage insurance will continue to play an important role in any future structure involving the GSEs, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether.

The GSEs have recently introduced streamlined loan modification programs intended to assist qualifying borrowers whose loans are in default. We have agreed to the terms of these programs with both GSEs. Further, in connection with the recently announced Homeownership Affordability and Stability Plan, the government announced a new program that is intended to provide homeowners who took out conforming loans owned or guaranteed by the GSEs to refinance through these institutions over time. Under this program, the FHFA will allow the GSEs to refinance their own qualifying loans without mortgage insurance if the original loan does not have mortgage insurance. The U.S. Treasury also has developed uniform guidance for loan modifications to be used by all federal agencies and the private sector. The GSEs are now required to use these guidelines for loans that they own or guaranty. See “Indirect Regulation “below”.

6. Indirect Regulation (Regulation—Federal Regulation)

We also are indirectly, but significantly, impacted by regulations affecting originators and purchasers of mortgage loans, such as the GSEs, and regulations affecting governmental insurers such as the FHA and the VA. We and other private mortgage insurers may be significantly impacted by federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance and the housing market generally.

In October 2006, the federal banking regulators (Office of the Comptroller of the Currency, Treasury (“OCC”); Board of Governors of the Federal Reserve System (“Board”); Federal Deposit Insurance Corporation (“FDIC”); Office of Thrift Supervision, Treasury (“OTS”); and National Credit Union Administration (“NCUA”)) issued joint interagency guidance on non-traditional mortgage loans. The guidance was developed to address what the regulators identified as the risks associated with the growing use of mortgage products that allow borrowers to defer payment of principal and, sometimes, interest. While the guidance does not have a legally binding effect on lenders, the provisions are used by federal bank examiners to determine whether regulated institutions are in compliance with recommended underwriting and risk management practices. As a result, lenders often are influenced to adjust their business practices in order to conform to currently prevailing guidance. The guidance includes a focus on tightening underwriting and credit standards for non-traditional loans. Simultaneous second-lien loans (which in the past have been utilized in lieu of mortgage insurance) are among the factors cited in the guidance as a risk factor when used in conjunction with non-traditional loan features. The guidance cites the use of mortgage insurance as a mitigating factor for lenders to reduce risk in non-traditional loan products.

In February 2008, the Economic Stimulus Act of 2008 was enacted, which raised loan limits for FHA-insured loans as well as the limit on GSE conforming loans in certain areas up to a maximum of $729,750. The increase in the GSEs’ conforming loan limits was intended to increase the size of the secondary market for purchasing and securitizing home loans and to encourage the GSEs to continue to provide liquidity to the residential mortgage market, particularly in higher-priced areas, at a time when many banks and similar institutions had seriously curtailed their activities due to the subprime lending crisis that developed and intensified during the latter half of 2007.

The HERA contains provisions intended to provide the FHA with greater flexibility in establishing new products. Under HERA, the maximum loan amount that the FHA can insure was increased and a higher minimum cash down-payment was established. The HERA also contained provisions, called the Hope for Homeownership program, in which the FHA is authorized to refinance distressed mortgages in return for lenders and investors agreeing to write down the amount of the original mortgage.

In October 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted. This Act includes provisions that require the Secretary of the U.S. Treasury to encourage further use of the Hope for Homeowners program. Under EESA, the Secretary is required to “maximize assistance to homeowners and encourage mortgage servicers to take advantage of available programs (including the HOPE for Homeowners program) to minimize foreclosures.” The Secretary also is authorized to use loan guarantees and credit enhancements to facilitate loan modifications to prevent avoidable foreclosures. The recently announced Homeowner Affordability and Stability Plan also includes provisions that encourage further use of the Hope for Homeowners program and further strengthen support for FHA programs by easing restrictions in these programs. We cannot predict with any certainty the long term impact of these changes upon demand for our products. However, we believe the FHA has materially increased its market share in 2009, in part by insuring a number of loans that would meet our current underwriting guidelines, as a result of these recent legislative and regulatory changes. See “Risk Factors—Our mortgage insurance business faces intense competition.”

During 2008, mortgage industry participants implemented programs to modify troubled residential mortgages. In particular, Bank of America and Countrywide Financial Corporation entered into a settlement with various states’ Attorneys General that requires the creation of a proactive home retention program that is intended to systematically modify troubled mortgages to allow for up to $8.4 billion in interest rate and principal reductions for nearly 400,000 Countrywide customers. In addition, the FDIC in its role as conservator for IndyMac Bank, also has implemented broad modification procedures for its servicers. Under the recently announced Homeowner Affordability and Stability Plan, the U.S. Treasury plans to allocate $75 billion to support a Homeowner Stability Initiative aimed at reducing foreclosures and avoiding further depreciation in overall home prices. As part of this program, the U.S. Treasury intends to work with financial institutions to reduce interest rates on qualifying mortgages, including those that are current, to specified affordability levels. As discussed above in this section under “Freddie Mac and Fannie Mae,” the U.S. Treasury also has announced a comprehensive refinancing program through the GSEs.

The various initiatives intended to support homeownership and to mitigate the impact of the current housing downturn could have a significant positive effect on moving the domestic housing towards recovery. However, many of the programs are in their early stages and it is unclear at this point whether they will provide us with a material benefit. See “Risk Factors—Loan modification and other similar programs may not provide us with a material benefit.”

C. Foreign Regulation (Regulation)

We also are subject to certain regulation in various foreign countries, namely the United Kingdom, Hong Kong and Bermuda, as a result of our operations in those jurisdictions. In Australia, our transactions have consisted solely of off-shore reinsurance; consequently, we are not subject to direct regulation by the relevant Australian authorities.

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

We currently conduct reinsurance business as an off-shore reinsurer with Australian-licensed lenders’ mortgage insurers. Because we do not conduct an insurance business in Australia, we are not subject to regulation by the Australian Prudential Regulatory Authority (the “APRA”), the prudential regulator of insurance business in Australia, though our customers are themselves subject to APRA regulation.

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

Our primary mortgage insurance business and opportunities may be significantly impacted by the implementation of the Basel II Capital Accord in the U.S due to adoption of jurisdiction specific prudential standards, that may lead to change in demand for and acceptance of mortgage insurance by large domestic and internationally active banking institutions. The implementation of the Basel II Capital Accord and adoption of standards is subject to the views and discretion of the local banking supervisors and its implementation is expected to vary across national jurisdictions. We are continuously assessing the impact of Basel II Capital Accord implementation in the countries where we have significant operations.

Basel II was implemented by many banks in the U.S. and many other countries in 2008 and may be implemented by the remaining banks in the U.S. and many other countries in 2009. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim. See “Risk Factors—The implementation of the Basel II capital accord may discourage the use of mortgage insurance.”

XII. Employees

At December 31, 2008, we had 835 employees, of which 146 work mainly for Radian Group, while 599 and 90 are employed in our mortgage insurance and financial guaranty businesses, respectively. Approximately 137 of our employees are contract underwriters that are hired on an “as-needed” basis. The number of contract underwriters can vary substantially from period to period, mainly as a result of changes in the demand for these services. Our employees are not unionized and management considers employee relations to be good.

Item 1A.	Risk Factors.

We incurred significant losses during 2007 and 2008, and we expect to incur significant losses in 2009.

The amount of losses we incur on our insured products is subject to national and regional economic factors, many of which are beyond our control, including extended national or regional economic recessions, home price depreciation and unemployment, interest-rate changes or volatility, deterioration in lending markets and other factors.

Throughout 2008, we experienced increased delinquencies and claims in our mortgage insurance business, primarily driven by the poor performance of our late 2005 through early 2008 books of business. Deterioration in general economic conditions, including a significant increase in unemployment, has increased the likelihood that borrowers will default on their mortgages. In addition, home prices have continued to decline in many regions of the U.S. Falling home prices have increased the likelihood that borrowers with the ability to make their mortgage payments may voluntarily default on their mortgages when their mortgage balances exceed the value of their homes. We also believe that some borrowers may voluntarily default to take advantage of certain loan modification programs currently being offered. Falling home prices also make it more difficult for us to mitigate our losses when a default occurs. See “Our loss mitigation opportunities are reduced in markets where housing values fail to appreciate or begin to decline.”

Our financial guaranty portfolio also has been negatively impacted by deterioration in the credit markets and the overall economy. See “We have experienced deterioration in our financial guaranty portfolio” below.

The current economic downturn and related disruption in the housing and credit markets is expected to continue during 2009 and possibly beyond. We have incurred increased losses as a result of the deterioration in economic conditions and the amount of our new insurance written has declined, and we expect that these trends will continue to materially affect our results of operations and financial condition.

A large portion of our mortgage insurance risk in force consists of higher risk loans, such as non-prime and high-LTV loans, and non-traditional mortgage products, which have resulted in increased losses and are expected to result in further losses in the future.

Non-Prime Loans. A large percentage of the mortgage insurance we wrote in years 2005 through 2007 and, consequently, our existing mortgage insurance risk in force, is related to non-prime loans. At December 31, 2008, our non-prime mortgage insurance in force, including Alt-A, was $43.7 billion or 28.1% of our total primary insurance in force, compared to $49.5 billion or 34.6% of our primary insurance in force at December 31, 2007 and $37.0 billion or 32.5% of our primary insurance in force at December 31, 2006. Historically, non-prime loans are more likely to result in claims than prime loans. In addition, our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to other loans, which results in larger claims. Since 2006, we have experienced a significant increase in mortgage loan delinquencies related to Alt-A loans originated in 2005 through 2007. These losses have occurred more rapidly and well in excess of historical loss patterns, and have contributed in large part to the significant increase in our provision for losses since 2006. If delinquency and default to claim rates on non-prime loans continue to increase as is expected, in particular in California, Florida and other states where the Alt-A product is prevalent, our results of operations and financial condition will continue to be negatively affected.

High-LTV Mortgages. We generally provide private mortgage insurance on mortgage products that have more risk than most mortgage products that meet the GSEs’ classification of conforming loans. A portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of 97% or greater. In 2008, loans with LTVs in excess of 97% accounted for $2.8 billion or 8.8% of our new primary mortgage insurance written, compared to $13.1 billion or 23.0% in 2007 and $5.7 billion or 14.2% in 2006. At December 31, 2008, our mortgage insurance risk in force related to these loans was $6.7 billion or 19.3% of our total primary risk in force, compared to $6.5 billion or 20.7% of primary insurance risk in force at December 31, 2007 and $3.5 billion or 14.0% of primary insurance risk in force at December 31, 2006. Mortgage loans with LTVs greater than 97% default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. Throughout 2007 and 2008, we experienced a significant increase in mortgage loan delinquencies related to high-LTV mortgages. As a result, we have altered our underwriting criteria to eliminate insuring new loans with LTVs greater than 95%. We also have more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes will improve our overall risk profile, in the near term, we will likely continue to be negatively affected by the performance of our existing insured loans with high-LTVs.

Pool Mortgage Insurance. We offer pool mortgage insurance, which exposes us to different risks than the risks applicable to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full amount of every loan in the pool within our exposure limits and upon which a claim is made until the aggregate limit is reached, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At December 31, 2008, $2.9 billion of our mortgage insurance risk in force was attributable to pool insurance, compared to $3.0 billion at each of December 31, 2007 and December 31, 2006.

NIMS. We have provided credit enhancement on NIMS. NIMS are a relatively unproven product with a volatile performance history, particularly in the current declining housing market. NIMS have been particularly susceptible to the disruption in the mortgage credit markets, and we stopped writing insurance on NIMS in 2007. We expect future principal credit losses on NIMS to be approximately $430 million, with most payments expected to occur in 2011 and 2012. Because our future expected credit losses are greater than our cumulative unrealized loss related to NIMS, we expect an additional negative impact to our results of operations related to NIMS in future periods.

A portion of our mortgage insurance risk in force consists of insurance on adjustable-rate products such as ARMs that have resulted in significant losses and are expected to result in further losses.

At December 31, 2008, approximately 18% of our mortgage insurance risk in force consists of ARMs (9% of our mortgage insurance risk in force relates to ARMs with resets of less than five years from origination), which includes loans with negative amortization features, such as pay option ARMs. We consider a loan an ARM if the interest rate for that loan will reset at any point during the life of the loan. It has been our experience that ARMs with resets of less than five years from origination are more likely to result in a claim than longer-term ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) expires. At December 31, 2008, approximately 10.2% of our primary mortgage insurance risk in force consists of interest-only mortgages, where the borrower pays only the interest on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. Similar to ARMs, these loans have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made.

A lack of liquidity in the mortgage market, tighter underwriting standards, and declining home prices in many regions in the U.S. during 2007 and throughout 2008, have combined to make it more difficult for many borrowers with ARMs and interest-only mortgages to refinance their mortgages into lower fixed rate products. As a result, without available alternatives, many borrowers have been forced into default when their interest rates reset. This has resulted in significant losses during 2007 and 2008 for mortgage lenders and insurers as well as investors in the secondary market. Approximately 35.7% of our total increase in mortgage insurance loss reserves during 2008 was attributable to adjustable rate products, which represented approximately 18.2% of our mortgage insurance risk in force at December 31, 2008. Although there can be no assurance, the historically low level of interest rates in the current mortgage market should help to reduce the size of interest payment increases (and in some cases eliminate any increase) for loans resetting in 2009. In the long-term, however, absent a change in the current lending environment or a positive mitigating effect from recent legislation aimed at reducing defaults from adjustable rate resets (See “Business—Regulation—Federal Regulation—Indirect Regulation” above), we expect that defaults related to these products will likely continue to increase. As of December 31, 2008, approximately 6.0% and 10.0% of the adjustable rate mortgages we insure are scheduled to reset during 2009 and 2010, respectively. If defaults related to adjustable rate mortgages were to continue at their current pace or were to increase as is currently projected, our results of operations will continue to be negatively affected, possibly significantly, which could adversely affect our financial and capital position.

Recent losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty by the GSEs or state insurance regulators.

The GSEs, rating agencies and state insurance regulators impose various capital requirements on our subsidiaries. These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements that limit the amount of insurance that our subsidiaries may write. Many states limit a mortgage insurer’s risk-to-capital ratio to 25:1. As a result of net losses during 2007 and 2008, Radian Guaranty’s risk-to-capital ratio grew from 8.1:1 at December 31, 2006 to 16.4:1 at December 31, 2008, even after including the contribution of our financial guaranty business to our mortgage insurance business during the third quarter of 2008. This contribution added approximately $934.6 million in statutory capital to our mortgage insurance business.

Based on current and expected future trends, we believe that we will continue to incur and pay material losses in our mortgage insurance business. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home price fluctuations and unemployment rates, all of which are difficult to predict. In the absence of additional new capital or capital relief through reinsurance or otherwise, Radian Guaranty’s risk-to-capital ratio is expected to continue to increase during 2009. As a result, we are actively exploring alternatives for raising additional capital, including raising capital through the issuance of equity in a private or public offering, or by selling our interest in Sherman. Any future equity offerings could be significantly dilutive to our existing stockholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock. We may also consider reinsuring our existing or future books of mortgage insurance business or reducing our volume of new insurance business to effectively reduce our risk in force.

We cannot provide any assurance as to whether we will be successful in obtaining additional capital or capital relief, especially given the limited opportunities for raising capital in the current marketplace. If we are unsuccessful in obtaining new capital or capital relief for Radian Guaranty, Radian Guaranty’s risk-to-capital ratio could increase to the point where state insurance regulators may limit the amount of new insurance business that Radian Guaranty may write or prohibit Radian Guaranty from writing new insurance altogether. In addition, the GSEs and our other customers may decide not to conduct new business with Radian Guaranty (or reduce current business levels) while its risk-to-capital ratio remained at elevated levels. This ultimately could result in a loss of Radian Guaranty’s eligibility with the GSEs. The franchise value of our mortgage insurance business would be significantly diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it could write. Any restriction on Radian Guaranty’s ability to continue to write new insurance would likely harm our ability to attract new capital.

We and our insurance subsidiaries are subject to comprehensive, detailed regulation, principally designed for the protection of our insured policyholders, rather than for the benefit of investors, by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.

Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. We are currently in close communication with certain insurance regulatory authorities, including the Pennsylvania Insurance Department with respect to Radian Guaranty and Radian Insurance, the Illinois Division of Insurance regarding Amerin Guaranty and the Texas Department of Insurance regarding Commonwealth Mortgage Assurance Company of Texas, which reinsures a portion of Radian Guaranty’s portfolio. Amerin Guaranty, which insured second-lien mortgages and therefore is currently in run-off, currently is prohibited from writing new insurance business in four states. Additionally, the Hong Kong Insurance Authority has directed Radian Insurance to continue to maintain sufficient assets in Hong Kong to cover its potential liabilities on insured loans in Hong Kong. In light of current market conditions and on-going deterioration in our financial condition, insurance departments in the jurisdictions noted above or in other jurisdictions could impose restrictions or requirements that could have a material adverse impact on our businesses.

The long-term capital adequacy of Radian Guaranty is dependent, in part, upon the performance of our financial guaranty portfolio.

During the third quarter of 2008, we implemented an internally-sourced capital plan by contributing our financial guaranty business to our mortgage insurance business. This reorganization provided Radian Guaranty with immediate and substantial regulatory capital credit. Importantly, it also is intended to provide Radian Guaranty with significant cash infusions from dividends over time. The timing and amount of these cash infusions will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws.

As of December 31, 2008, Radian Asset Assurance, our principal financial guaranty subsidiary, maintained a statutory surplus of approximately $965 million and claims paying resources of approximately $2.8 billion. Assuming the credit performance of our financial guaranty business remains stable, we expect our financial guaranty business to issue significant dividends to Radian Guaranty over time as our existing financial guaranty portfolio matures and the exposure is reduced. If the exposure is reduced on an accelerated basis through the recapture of insured business from our primary financial guaranty reinsurance customers or otherwise, we may have the ability to release capital to Radian Guaranty more quickly and in a greater amount. If, however, the performance of our financial guaranty portfolio deteriorated materially, our financial guaranty statutory surplus could be reduced, which in turn would have a negative impact on the regulatory capital of Radian Guaranty. Further, our financial guaranty business would likely have less capacity to issue dividends to Radian Guaranty, and could be restricted from issuing dividends altogether, if our financial guaranty portfolio deteriorates materially. Any perceived or actual decrease in the capital support derived from our financial guaranty business could negatively impact the franchise value of our mortgage insurance business. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” below.

Our financial guaranty portfolio is exposed to risks associated with the on-going deterioration in the credit markets and the overall economy. See “We have experienced deterioration on our financial guaranty portfolio,” “Some of our financial guaranty products may be riskier than traditional guaranties of public finance obligations” and “Our financial guaranty business faces risks associated with our reinsurance of risk from our financial guaranty insurance customers and our second-to-pay liabilities from these entities” below.

We have experienced deterioration in our financial guaranty portfolio.

Our financial guaranty portfolio is exposed to risks associated with the deterioration in the credit markets and the overall economy. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Financial Guaranty—Credit Performance,” in Item 7 of Part II below, we experienced deterioration in our financial guaranty portfolio during 2008, primarily related to deterioration in the consumer finance markets and in public finance. The performance of our reinsurance portfolio of assumed RMBS and ABS credits deteriorated during 2008. As of December 31, 2008, $720.6 million of our exposure to RMBS outside of CDOs that we insure was assumed from our primary reinsurance customers. Of this exposure, $527.0 million was subprime and Alt-A RMBS. While we did not experience material deterioration in our directly insured portfolio, there was ratings deterioration within our corporate CDO portfolio due to the impact of several credit events in the second half of 2008. While we have sought to underwrite our insured credits with levels of subordination designed to protect us from loss in the event of poor performance of the underlying collateral, we cannot be certain that such levels of subordination will protect us from future material losses in light of the significantly higher rates of delinquency, foreclosure and losses currently being observed within our insured credits.

Some of our financial guaranty products may be riskier than traditional guarantees of public finance obligations

Historically, our financial guaranty public finance business has focused on smaller, regionalized, lower-investment grade issuers and structures that were uneconomical for most of the larger, higher-rated financial guarantors to insure. As a result, we have greater exposure than other monoline financial guarantors to sectors such as healthcare and long-term care and education that historically have had higher default rates than other public finance sectors. These risks, which generally cover smaller, more rural and specialized issuers, tend to be lower rated and more susceptible to default in an economic downturn such as the one we currently are facing.

In addition to our public finance business, we have guaranteed structured finance obligations that expose us to a variety of complex credit risks and indirectly to market, political and other risks beyond those that generally apply to financial guaranties of public finance obligations. We have insured and reinsured certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases, credit card receivables and other consumer assets, both funded and synthetic, and obligations under credit default swaps, including CDOs of several asset classes, including, corporate debt, TruPs, RMBS, CMBS and other ABS obligations. We continue to have exposure to trade credit reinsurance (which is currently in run-off), which protects sellers of goods under certain circumstances against nonpayment of their accounts receivable. These guaranties expose us to the risk of buyer nonpayment, which could be triggered by many factors, including the failure of a buyer’s business. These guaranties may cover receivables where the buyer and seller are in the same country as well as cross-border receivables. In the case of cross-border transactions, in certain cases, we provide coverage that effectively covers losses that could result from political risks, such as foreign currency controls and expropriation, which could interfere with the payment from the buyer. Losses associated with our structured finance and trade credit reinsurance businesses are difficult to predict accurately and could have a material adverse effect on our financial condition and operating results, especially given the current economic disruption.

Our financial guaranty business faces risks associated with our reinsurance of risk from our financial guaranty insurance customers and our second-to-pay liabilities from these entities.

In June 2008, S&P downgraded our financial guaranty insurance subsidiaries’ financial strength ratings. As a result, all but one of our primary reinsurance customers now has the right to take back or recapture up to an aggregate of $36.8 billion of business previously ceded to us under their reinsurance agreements with us. Approximately two-thirds of this business is subject to recapture by one primary insurance customer. Under our treaties with our primary reinsurance customers, our customers do not have the ability to selectively recapture business previously ceded to us under their treaties. However, because we have entered into multiple treaties with each customer, it is possible that our customers may choose to recapture business only under those treaties that they perceive as covering less risky portions of our reinsurance portfolio.

Our reinsurance customers are primarily responsible for surveillance, loss mitigation and salvage on the risks that they cede to us. Many of these customers are experiencing financial difficulties, and therefore, may be less willing to or capable of performing surveillance to the extent necessary to minimize potential losses and/or maximize potential salvage on the credits we reinsure. We generally do not have direct access to the insured obligation or the right to perform our own loss mitigation or salvage work on these transactions. We also have limited visibility with respect to the performance of many of the obligations we reinsure. See “If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income and our ratings may be downgraded” below. In addition, our primary reinsurance customers may delegate their loss adjustment functions to third parties, the cost of which would then be proportionally allocated to us and any other reinsurers for the insured transaction. Accordingly, the losses and loss adjustment expenses allocated to us on our reinsured risks may be significantly higher than otherwise would have been the case if we were responsible for surveillance, loss mitigation and salvage for these risks. This could have a material adverse effect on our financial condition and operating results.

We have directly insured several transactions on a second-to-pay basis, meaning that we are obligated to pay claims in these transactions only to the extent that another monoline financial guarantor fails to pay such claim. Consequently, if a financial guarantor should become insolvent or the conservator for such financial guarantor rejects payment of all or a portion of a claim, we may be required to pay all or a portion of such claim. Because many monoline financial guarantors are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay transactions has increased.

Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.

Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac’s and Fannie Mae’s federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance.

Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. Some of Freddie Mac’s and Fannie Mae’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce demand for mortgage insurance and have an adverse effect on our business, financial condition and operating results. They also have the ability to

•

implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” below;

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default; and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.

The GSEs business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act, encompass substantially all of the GSEs’ operations. This new law abolished the former regulator for the GSEs and created a new, stronger regulator, the FHFA, in addition to other oversight reforms.

In September 2008, the FHFA was appointed as the conservator of the GSEs. As their conservator, the FHFA controls and directs the operations of the GSEs. The appointment of a conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business. The appointment of a conservator also increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the domestic housing market and potentially make certain structural and other changes to the GSEs. Although we believe that private mortgage insurance will continue to play an important role in any future structure involving the GSEs, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether. In connection with the recently announced Homeownership Affordability and Stability Plan, the FHFA will allow the GSEs to refinance their own qualifying loans without mortgage insurance if the original loan does not have mortgage insurance.

We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.

In order to maintain the highest level of eligibility with Freddie Mac and Fannie Mae, mortgage insurers generally must maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them, or take actions that may include not purchasing loans insured by the mortgage insurer. In light of the housing market downturn, both Freddie Mac and Fannie Mae have indicated that loss of mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs.

Our mortgage insurance subsidiaries have been downgraded substantially below AA-/Aa3 by S&P and Moody’s. In response to these ratings actions, we have presented business and financial plans to Freddie Mac and Fannie Mae for how to restore profitability and ultimately regain a higher rating for our mortgage insurance business. These plans recently have focused on our completed internal reorganization in which we contributed our financial guaranty business to our mortgage insurance business, thus providing our mortgage insurance business with substantial regulatory capital credit and potential cash infusions over time. See “The long-term capital adequacy of Radian Guaranty is dependent, in part, upon the performance of our financial guaranty portfolio” above for risks associated with this plan. The amount of capital credit that we may receive as a result of the internal reorganization is uncertain and depends on the rating agencies and GSE’s views of the credit quality of our financial guaranty portfolio and our expected dividend capacity from financial guaranty, among other factors. Our ratings are also driven by the rating agencies’ views of the mortgage insurance industry as a whole. If the capital credit we receive from the rating agencies and GSEs is less than they believe may be required by our mortgage insurance business, we could lose our eligibility with the GSEs and/or be further downgraded by the rating agencies.

Our remediation plans include projections of our future financial performance, including the effect of significant changes to the underwriting and pricing of our business. Although their initial reactions to our plans were favorable, we cannot be certain that either of the GSEs will accept our plans or if we will be able to retain our eligibility status with either of them. Loss of our eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and could negatively impact our long-term result of operations and financial condition.

Deterioration in regional economic factors in areas where our business is concentrated increases our losses in these areas.

Our results of operations and financial condition are particularly affected by weakening economic conditions, such as depreciating home values and unemployment, in specific regions (including international markets) where our business is concentrated.

Approximately 55.2% of our primary mortgage insurance in force is concentrated in 10 states, with the highest percentages being in California, Florida and Texas. A large percentage of our second-lien mortgage insurance in force also is concentrated in California and Florida. Throughout 2008, deteriorating markets in California and Florida, where non-prime and non-traditional mortgage products such as ARMs (including interest-only loans) are prevalent and where home prices have fallen significantly, have resulted in significant losses in our mortgage insurance business. Approximately 45% of our total increase in primary mortgage insurance loss reserves during 2008 was attributable to these states, which together represented approximately 20% of our primary mortgage insurance risk in force at December 31, 2008. During the prolonged period of rising home prices that preceded the current downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in this state. As mortgage credit performance in California and Florida has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions continue to deteriorate as we expect.

In addition to California and Florida, approximately 12.3% of our primary mortgage insurance risk in force at December 31, 2008 was concentrated in the Midwestern states of Michigan, Illinois and Ohio. This region continued to experience higher default rates in 2008, which are largely attributable to the difficult operating environment facing the domestic auto industry. We expect that this trend may continue and could become worse.

Our financial guaranty business also has a significant portion of its insurance in force concentrated in a small number of states, principally including California, Texas, New York, Pennsylvania, and Florida, and could be affected by a weakening of economic conditions in these states.

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

Our ability to write new business depends on a steady flow of high-LTV mortgages that require our mortgage insurance. The deterioration in the credit performance of non-prime and other forms of non-conforming loans during 2007 and 2008 has caused lenders to substantially reduce the availability of non-prime mortgages and most other loan products that are not conforming loans, and to significantly tighten their underwriting standards. Fewer loan products and tighter loan qualifications, while improving the overall quality of new mortgage originations, have in turn reduced the pool of qualified homebuyers and made it more difficult for buyers (in particular first-time buyers) to obtain mortgage financing or to refinance their existing mortgages. In addition, the significant disruption in the housing and related credit markets has led to reduced investor demand for mortgage loans and mortgage-backed securities in the secondary market, which historically has been an available source of funding for many mortgage lenders. This has significantly reduced liquidity in the mortgage funding marketplace, forcing many lenders to retain a larger portion of their mortgage loans and mortgage-backed securities and leaving them with less capacity to continue to originate new mortgages.

The potential negative effect on our business from the decreased volume of mortgage originations has been offset by an increase in the demand for mortgage insurance on conforming loans as the lending industry embraces more prudent risk management measures. However, if the volume of new mortgage originations continues to decrease or persists at low levels for a prolonged period of time, we may experience fewer opportunities to write new insurance business, which could reduce our existing insurance in force and have a significant negative effect on both our ability to execute our business plans and our overall franchise value.

Because our mortgage insurance business is concentrated among a few significant customers, our new business written and franchise value could decline if we lose any significant customer.

Our mortgage insurance business depends to a significant degree on a small number of lending customers. Our top ten mortgage insurance customers are generally responsible for half of both our primary new insurance written in a given year and our direct primary risk in force. Accordingly, maintaining our business relationships and business volumes with our largest lending customers is important to the success of our business. Challenging market conditions during 2007 and 2008 have adversely affected, and may continue to adversely affect, the financial condition of a number of our largest lending customers. Many of these customers have experienced ratings downgrades and liquidity constraints in the face of increasing delinquencies and the lack of a secondary market for mortgage funding. These customers could become subject to serious liquidity constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. In addition, as a result of current market conditions, our largest lending customers may seek to diversify their exposure to any one or more mortgage insurers or decide to write business only with those mortgage insurers that they perceive to have the strongest financial position. During 2007 and throughout 2008, we have tightened our underwriting guidelines, which has resulted in our declining to insure some of the loans originated by our larger customers. We’ve also increased our pricing to reflect the increased risk of default in the current economic and housing downturn. The loss of business from even one of our major customers could have a material adverse effect on the amount of new business we are able to write, and consequently, our franchise value. Our master policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us, and we cannot be certain that any loss of business from a single lender will be recouped from other lending customers in the industry.

Our mortgage insurance business faces intense competition.

The U.S. mortgage insurance industry is highly dynamic and intensely competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the VA and the FHA, which has significantly increased its competitive position in areas with higher home prices by streamlining its down-payment formula and reducing the premiums it charges.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, have greater financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.

We believe the FHA has substantially increased its market share in 2008, including by insuring a number of loans that would meet our current underwriting guidelines at a cost to the borrower that is lower than the cost of our insurance. For information regarding certain legislative developments that have enhanced the FHA’s competitive position, see “Legislation and regulatory changes and interpretations could harm our mortgage insurance business” below. In light of the capital constraints currently facing most, if not all, private mortgage insurers and the need by private mortgage insurers to tighten underwriting guidelines based on past loan performance, we anticipate that the FHA will continue to maintain a strong market position and could increase its market position to the point that private mortgage insurers may be perceived as less significant to the future of the housing finance market.

While the mortgage insurance industry has not had new entrants in many years, it is possible that the improvement in the credit quality of new loans being insured in the current market combined with the deterioration of the financial strength ratings of the existing mortgage insurance companies, in part due to their legacy books of insured mortgages, could encourage new entrants. Our inability to compete with other providers, including any new entrants, could have a material adverse effect on our business, financial condition and operating results.

In addition, in the recent past, an increasing number of alternatives to traditional private mortgage insurance developed, many of which reduced the demand for our mortgage insurance. These alternatives included:

•

mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans. The use of simultaneous second loans increased significantly during the recent past to become a competitive alternative to private mortgage insurance, particularly in light of (1) the potential lower monthly cost of simultaneous second loans compared to the cost of mortgage insurance in a low-interest-rate environment and (2) possible negative borrower, broker and realtor perceptions about mortgage insurance;

•	investors using other forms of credit enhancement such as credit default swaps or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries foregoing third-party insurance coverage and retaining the full risk of loss on their high-LTV loans.

As a result of the on-going turmoil in the housing credit market, many of these alternatives to private mortgage insurance are no longer available in the mortgage market, although simultaneous second loans are still available and their use may grow again. If market conditions were to change, however, we again could likely face significant competition from these alternatives as well as others that may develop.

Our business depends, in part, on effective and reliable loan servicing, which may be negatively impacted by the current disruption in the housing and mortgage credit markets.

We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and strong loss mitigation opportunities for delinquent or near-delinquent loans. Many of our customers also serve as the servicers for loans that we insure, whether the loans were originated by such customer or another lender. Therefore, the same market conditions affecting our customers as discussed above in “Because our mortgage insurance business is concentrated among a few significant customers, our new business written and franchise value could decline if we lose any significant customer” also will affect their ability to effectively maintain their servicing operations. In addition, current housing trends have led to a significant increase in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake loss mitigation efforts that could help limit our losses. Managing a substantially higher volume of non-performing loans could create operational difficulties that our servicers may not have the resources to overcome. If a disruption occurs in the servicing of mortgage loans covered by our insurance policies, this, in turn, could contribute to a rise in delinquencies and/or claims among those loans and could have a material adverse effect on our business, financial condition and operating results.

Loan modification and other similar programs may not provide us with a material benefit.

Recently, the FDIC, as receiver of IndyMac, the GSEs and lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. In February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan, which provides certain guidelines for loan modifications and allocates $75 billion for this purpose. All of the programs adopted to date are in their early stages and it is unclear whether they will result in a significant number of loan modifications. Even if a loan is modified, we do not know how many modified loans will subsequently re-default. As a result, we cannot ascertain with confidence whether these programs will provide material benefits to us. In addition, because we do not have information for all of the parameters used to determine which of our insured loans are eligible for modification programs, our estimates of the number of qualifying loans are inherently uncertain. The U.S. Treasury is supporting judicial modifications for home mortgages during bankruptcy proceedings. If legislation is enacted to permit a mortgage balance to be reduced in bankruptcy, we would still be responsible under our master insurance policy to pay the original balance if the borrower re-defaulted on that mortgage after its balance has been reduced. Various government entities have enacted foreclosure moratoriums. A moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium, additional interest and expenses would be due, which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

Mortgage refinancings in the current housing market may increase the risk profile of our existing mortgage insurance portfolio.

Mortgage interest rates currently are at historically low levels, which has led many borrowers to seek to refinance their existing mortgages. However, because most lenders are currently utilizing more restrictive underwriting guidelines, only those borrowers with strong credit profiles are generally able to qualify for the new loans required to refinance. Consequently, only high quality borrowers are generally able to refinance in the current market. As more of these borrowers refinance (and their existing mortgage insurance with us is canceled), the total percentage of our risk in force related to high-risk borrowers could possibly increase, which could increase the risk profile of our existing mortgage insurance portfolio and potentially reduce the future profitability of our mortgage insurance business.

Our success depends on our ability to assess and manage our underwriting risks.

Our mortgage insurance and financial guaranty premium rates may not be adequate to cover future losses. Our mortgage insurance premiums are based on our long-term expected risk of claims on insured loans, and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), term, coverage percentage or the existence of a deductible in front of our loss position. Our financial guaranty premiums are based on our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, our premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices that we expect our competitors to offer.

We generally cannot cancel or elect not to renew the mortgage insurance or financial guaranty insurance coverage we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of a policy. Therefore, even if the risk underlying many of the mortgage or financial guaranty products we have insured develops more adversely than we anticipated, including as a result of the on-going economic recession and housing market downturn, and the premiums our customers are currently paying for similar coverage from us and others has increased, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage, to mitigate the effects of such adverse developments. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur. An increase in the amount or frequency of claims beyond the levels contemplated by our pricing assumptions could have a material adverse effect on our business, financial condition and operating results.

Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.

In our mortgage insurance business, we enter into agreements with our mortgage lender customers that commit us to insure loans using pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a loan originated by that lender even if the lender does not follow our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority. Even if we terminate a lender’s underwriting authority, we remain at risk for any loans by that lender that we previously insured before termination. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions, and the program could lead to greater losses than we anticipate in light of the current economic downturn. Greater than anticipated losses could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with our contract underwriting business.

We provide contract underwriting services for certain of our mortgage lender customers, including on loans for which we are not providing mortgage insurance. Under the terms of our contract underwriting agreements, we agree that if we make material errors that lead to a default in connection with these services, the mortgage lender may, subject to certain conditions, require us to purchase the loans, issue mortgage insurance on the loans, or indemnify the lender against future loss associated with the loans. Accordingly, we assume some credit risk and interest-rate risk in connection with providing these services. In 2007, we underwrote $21.3 billion in principal amount of loans through contract underwriting. Depending on market conditions, a significant amount of our underwriting services may be performed by independent contractors hired by us on a temporary basis. If these independent contractors make more material errors than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results.

Our loss mitigation opportunities are reduced in markets where housing values fail to appreciate or begin to decline.

The amount of mortgage insurance loss we suffer depends in part on whether the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover unpaid principal and interest on the mortgage and expenses from the sale. If a borrower defaults under our standard mortgage insurance policy, we generally have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage in full satisfaction of our obligations under the policy. In the past, we have been able to take title to the properties underlying certain defaulted loans and sell the properties quickly at prices that have allowed us to recover some or all of our losses. In the current housing market downturn, our ability to mitigate our losses in such manner has been reduced. If housing values continue to decline, or decline more significantly and/or on a larger geographic basis than is currently anticipated, the frequency of loans going to claim could increase and our ability to mitigate our losses on defaulted mortgages may be significantly reduced, which could have a material adverse effect on our business, financial condition and operating results.

A downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our mortgage insurance or financial guaranty subsidiaries is possible and could weaken our competitive position and affect our financial condition.

The credit ratings of Radian Group and the insurance financial strength ratings assigned to our subsidiaries were downgraded multiple times during 2008 and again in 2009 and may be further downgraded. In response to current market conditions, the rating agencies are engaged in ongoing monitoring of the mortgage insurance and financial guaranty industries and could take action, including by downgrading or warning of the strong possibility of downgrade, with respect to one or more companies in a specific industry. Although we remain in frequent contact with the rating agencies and have prepared action plans to address rating agency actions, we are generally not provided with much advance notice of an impending rating decision, which could come at any time.

Historically, our ratings have been critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings or the announcement of the potential of a downgrade, or any other concern relating to the on-going financial strength of our insurance subsidiaries, could (i) make it difficult or impossible for them to continue to write new profitable business, (ii) create a competitive advantage for other industry participants that maintain higher ratings than us, or (iii) give existing customers or counterparties the right to recapture business previously written by us. Further, although we believe the GSEs currently are not as concerned with ratings as they have been in past periods, any additional downgrade of the insurance financial strength ratings for our mortgage insurance business could negatively impact our eligibility status with the GSEs. We may be required to raise additional capital in the event of a downgrade or the likelihood of a downgrade, which we may not be able to do on terms acceptable to us or in an amount that would be sufficient to restore or stabilize our ratings. Additional capital could dilute our existing stockholders and reduce our per-share earnings.

If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income and our ratings may be downgraded.

We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of future claims. Because our reserves represent our best estimate of claims, these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. The models and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme credit market volatility, as currently exists. If our estimates are inadequate, we may be required to increase our reserves, which would have a material adverse effect on our financial condition, capital position and operating results, as well as our ability to continue to write new business.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we generally do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two consecutive payments when due. Upon notification that two payments have been missed, we establish a loss reserve by using historical models based on a variety of loan characteristics, including the type of loan, the status of the loan as reported by the servicer of the loan, and the area where the loan is located. Because our mortgage insurance reserving does not account for future losses that we expect to incur with respect to in-force loans that have not defaulted, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists.

We also are required under GAAP to establish a premium deficiency reserve for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. During the second quarter of 2008, we established a premium deficiency reserve of $421.8 million for our first-lien mortgage insurance business, which was reduced to $0 as of December 31, 2008. A premium deficiency reserve of $86.9 million existed for our second-lien mortgage insurance business as of December 31, 2008. Because our evaluation of premium deficiency is based on our best estimate of future losses, expenses and premiums, the evaluation is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our first-lien mortgage insurance business at December 31, 2008, there can be no assurance that additional premium deficiency reserves will not be required for this product or our other mortgage insurance products in future periods.

It also is difficult to estimate appropriate loss reserves for our financial guaranty business because of the nature of potential losses in that business, which are largely influenced by the particular circumstances surrounding each troubled credit, including the availability of loss mitigation, and therefore, are less capable of being evaluated based on historical assumptions or precedent. In addition, in our reinsurance business, we rely in part on information provided by the primary insurer in order to establish reserves. If this information is incomplete or untimely, our loss reserves may be inaccurate and could require adjustment in future periods as new or corrected information becomes available.

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

Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities. During the second half of 2008, we experienced modest negative returns in our investment portfolio as a result of the on-going deterioration in the economy. Continued volatility or illiquidity in the markets in which we directly or indirectly hold positions has reduced the market value of many of our investments and has caused other than temporary impairments within our portfolio, which, if this continues, could have a material adverse effect on our liquidity, financial condition and operating results.

As a holding company, Radian Group relies on its operating subsidiaries to fund its dividend payments and to meet its obligations.

Radian Group acts principally as a holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands over the next 12 months include funds for: (i) the payment of dividends on our common stock, (ii) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) interest payments on our outstanding long-term debt and borrowings under our credit facility (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iv) payments to our insurance subsidiaries under our tax-sharing agreement, and (v) potential capital support for our insurance subsidiaries. Radian Group held directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of $399.0 million at December 31, 2008.

Dividends from our insurance subsidiaries and Sherman, and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In light of on-going losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to Radian Guaranty, the direct parent company of Radian Asset Assurance, and not to Radian Group. Dividends from Sherman are not subject to regulatory conditions, but to the extent received, must be used to pay-down outstanding amounts under our credit facility if such amounts exceed our tax obligations resulting from our equity ownership of Sherman. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time. Further, any changes to these expense-sharing arrangements must be approved by the administrative agent to our credit facility.

If the cash Radian Group receives from our subsidiaries pursuant to dividend payment and expense- and tax-sharing arrangements is insufficient for Radian Group to fund its obligations, we may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our financial condition and operating results.

We have significant payment obligations upcoming in 2010 and 2011.

Under our current tax-sharing agreement between Radian Group and our subsidiaries, our subsidiaries are required to pay to Radian Group on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year as well as any amount that the subsidiary could utilize through existing carry-back provisions of the Code had such subsidiary filed its federal tax return on a separate company basis. We currently believe that Radian Group will be required to pay approximately $154 million to our subsidiaries by October 2009, including approximately $149 million to Radian Guaranty. In addition, based on our current tax loss projections, we believe that Radian Group will be required to pay an additional amount of approximately $300 million to Radian Guaranty in October 2010, which amount could increase up to a maximum of $478 million if actual tax losses are worse than projected. All amounts required to be paid under our tax-

sharing agreement are dependent on the extent of tax losses in current and future periods. A portion of these payments may be funded from refunds that Radian Group receives from the Internal Revenue Service (“IRS”). We currently anticipate receiving approximately $105.2 million refund from the IRS in 2009 or 2010 relating to the carry-back of our 2008 net operating loss. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

Our $100 million credit facility expires in February 2011, at which time we will be required to repay all $100 million in outstanding principal as well as any interest then outstanding. In addition, we have $250 million in principal amount of debentures that are due in June 2011 as well as $250 million in principal amount of senior notes due in each of 2013 and 2015.

In light of the on-going turmoil in the housing and related credit markets, we do not expect to be profitable in 2009, and Radian Group does not expect to receive any dividends from our insurance subsidiaries in the foreseeable future. Accordingly, in order to satisfy our payment obligations in 2010 and 2011, we likely will be required to seek additional capital by incurring additional debt or issuing additional equity, which could be significantly dilutive to our stockholders, or by selling assets, including our interest in Sherman, which we may not be able to do on favorable terms, if at all. The current turmoil in the mortgage market has created a situation where it would be difficult to raise capital or refinance our long-term debt on favorable terms if it were due currently. We expect that market conditions will improve by 2010, but cannot provide any assurances that we will be able to access the capital markets on favorable terms, if at all.

Our credit facility was amended in 2008, reducing our liquidity and adding additional restrictions on our ability to operate our business. Our failure to comply with, cure breaches of, or obtain waivers for, covenants could result in an acceleration of the due dates of our credit facility and our publicly-traded debt.

We currently have $100 million in principal amount outstanding under our credit facility, which matures in February 2011. We have no unused commitment that we may draw on. In addition, we have $250 million in 7.75% debentures due in June 2011, $250 million in 5.625% senior notes due in February 2013 and $250 million in 5.375% senior notes due in 2015.

The credit agreement governing our credit facility restricts, among other things, our ability to: incur additional indebtedness; create liens; enter into mergers, consolidations and sales of certain of our assets; make certain investments or other specified restricted payments, including investments in, loans to, or guarantying any obligations of, Radian Asset Assurance (other than with respect to its soft capital program); pay dividends or make distributions in respect of our capital stock in excess of a permitted annual amount (generally equal to our current dividend and subject to certain adjustments); and sell certain of our assets and, in certain circumstances, issue stock.

Although our credit agreement no longer has a ratings trigger or debt to capital requirement, and we have eliminated some other requirements, we also agreed to some new restrictions in recent amendments of the credit agreement. For example, we now are limited in the amount of dividends we may pay even if we are not in default under our credit facility.

Under our credit facility as amended, in addition to our business covenants, we are required to maintain (subject to certain adjustments), a consolidated net worth of at least $1.5 billion through June 30, 2009, $1.25 billion from July 1, 2009 through December 31, 2009 and $1.0 billion at any time thereafter, in each case, subject to upward adjustment if we receive net proceeds from the issuance of certain securities. Our consolidated net worth under the credit facility is determined by excluding mark-to-market adjustments on derivative instruments and investments reflected on our financial statements. At December 31, 2008, our consolidated net worth as determined under the facility was $2.6 billion. We expect to incur a net operating loss in 2009, which would negatively impact our consolidated net worth. In addition, our consolidated net worth would be further reduced if we realize losses in our investment portfolio. Although we do not expect to breach our net worth covenant based on our current loss projections, there can be no assurance that losses in or after 2009 will not reduce our consolidated net worth below the minimum amount required by our covenant, which would cause our default under the credit facility.

We would also be in default under our credit facility if, among other things:

•

any of our main insurance subsidiaries: (a) fails to meet or maintain minimum levels of statutory capital or surplus; (b) is prohibited from writing, underwriting, assuming, or reinsuring further business; or (c) is otherwise prohibited by its regulators from writing or materially restricted from performing any of its core business activities; and in such event our shared expense reimbursement payments from our subsidiaries do not cover all of our operating expenses and debt service. We discuss our mortgage insurance statutory surplus and risk-to-capital or leverage ratios above in “Recent losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty by the GSEs or state insurance regulators.”

•	any of our main insurance subsidiaries fails to pay any shared expense reimbursement payment to Radian Group under our expense-sharing arrangements; or

•

an insurance regulatory authority or other governmental authority voids, terminates, prohibits, suspends or otherwise causes to be invalid or ineffective, any of our expense-sharing arrangements with our subsidiaries.

If we default under our credit agreement, the agent or the lenders representing a majority of the debt under our credit agreement would have the right to terminate all commitments under the credit agreement and declare the outstanding debt due and payable. If the debt under our credit agreement were accelerated in this manner and not repaid, the holders of 25% or more of our publicly traded $250 million 7.75% debentures due in June 2011, the holders of 25% or more of our publicly traded $250 million 5.625% senior notes due in February 2013 and the holders of 25% or more of our publicly traded $250 million 5.375% senior notes due in 2015, each would have the right to accelerate the maturity of those debts, respectively. We currently maintain sufficient liquidity to repay amounts outstanding under our credit facility. However, if the amounts due under our credit agreement or any series of our outstanding long-term debt are accelerated, we may not have sufficient funds in the future to repay any such amounts.

Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.

We provide credit enhancement in the form of derivative contracts. The gains and losses on these derivative contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate in order to estimate the fair value amounts that would be exchanged to sell an asset or transfer a liability. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many derivative products, we have had to use assumptions as to what could be realized in a current market exchange. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the fair values received or paid could be materially different than those reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Assets and Liabilities” in Item 7 below.

Temporary market or credit spread changes as well as actual credit improvement or deterioration in our derivative contracts are reflected in changes in fair value of derivative instruments. Because the adjustments referenced above are reflected on our statements of income, they affect our reported earnings and create earnings volatility. Additionally, beginning in 2008, in accordance with SFAS No. 157, we made an adjustment to our derivatives valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of fair value of our credit derivatives. Our five year credit default swap spread has increased significantly, and was 2,466 basis points as of December 31, 2008. This market perception of our high risk of non-performance has had the effect of reducing our derivative liability valuations by approximately $5.6 billion as of December 31, 2008. If our credit default swap spread were to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our earnings could be significantly reduced.

The performance of our strategic investments could harm our financial results.

Part of our business involves strategic investments in other companies, and we generally do not have control over the way that these companies run their day-to-day operations. Our 28.7% equity interest in Sherman currently represents our most significant strategic investment. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has a variety of other similar ventures related to consumer assets. Consequently, Sherman’s results could be adversely impacted by:

•	Sherman’s ability to obtain or renew financing, most of which is renewable annually with the next renewal required in April of 2009, and its ability to accomplish this on reasonable terms;

•	mispricing of the pools of consumer assets it purchases;

•	macroeconomic or other factors that could diminish the success of its collection efforts on the variety of consumer assets it owns; and

•

the results of its credit card origination business, which are sensitive to interest-rate changes, charge-off losses and the success of its collection efforts, and which may be impacted by macroeconomic factors that affect a borrower’s ability to pay.

As a result of their significant amount of collection efforts, there is a risk that Sherman could be subject to consumer related lawsuits and other investigations related to fair debt collection practices, which could have an adverse effect on Sherman’s income, reputation and future ability to conduct business. In addition, Sherman is particularly exposed to consumer credit risk as a result of its credit card origination business and unsecured lending business through CreditOne. National credit card lenders recently have reported decreased spending by card members and an increase in delinquencies and loan write-offs as a result of the on-going turmoil in the consumer credit markets. A continuation of current economic trends could materially impact the future results of Sherman, which, in turn, could have an adverse effect on our results of operations or financial condition.

Sherman’s principal credit facility, which Sherman uses to fund the consumer assets it purchases, is scheduled to expire in April 2009. Sherman may not be able to renew this facility on reasonable terms, if at all. If Sherman is unable to renew the facility, Sherman could lose access to the funds it needs to continue its purchasing activities and to grow its core servicing businesses.

Our international operations subject us to risks.

We are subject to a number of risks associated with our international mortgage insurance and financial guaranty business activities, including:

•	dependence on regulatory and third-party approvals;

•	foreign governments’ monetary policies and regulatory requirements;

•	economic downturns in targeted foreign mortgage origination markets;

•	interest-rate volatility in a variety of countries;

•	political risk and risks of war, terrorism, civil disturbances or other events that may limit or disrupt markets;

•

the burdens of complying with a wide variety of foreign regulations and laws, some of which are materially different than the regulatory and statutory requirements we face in our domestic business, and which may change unexpectedly;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings; and

•	foreign currency exchange rate fluctuations.

Given our current strategic focus on domestic mortgage insurance, we have ceased writing new international business (other than limited mortgage reinsurance transactions in Australia) and are seeking to reduce our existing international exposures. In certain cases, our ability to reduce our exposure depends on our counterparty’s ability to find alternative insurance, which opportunities are limited in the current global economic downturn. Accordingly, we may not be able to recover the capital we invested in our international operations for many years and may not recover all of such capital if losses are worse than expected. Further, any one or more of the risks listed above could limit or prohibit us from effectively running off our international operations.

We may lose business if we are unable to meet our customers’ technological demands.

Participants in the mortgage insurance industry rely on e-commerce and other technologies to provide and expand their products and services. Our customers generally require that we provide aspects of our products and services electronically, and the percentage of our new insurance written and claims processing that we deliver electronically has continued to increase. We expect this trend to continue and, accordingly, we may be unable to satisfy our customers’ requirements if we fail to invest sufficient resources or otherwise are unable to maintain and upgrade our technological capabilities. This may result in a decrease in the business we receive, which could impact our profitability.

Our information technology systems may not be configured to process information regarding new and emerging products.

Many of our information technology systems, which have been in place for a number of years, originally were designed to process information regarding traditional products. As new products with new features emerge or when we modify our underwriting standards as we have done recently, our systems may require modification in order to recognize these features to allow us to price or bill for our insurance of these products appropriately. Our systems also may not be capable of recording, or may incorrectly record, information about these products that may be important to our risk management and other functions. In addition, our customers may encounter similar technological issues that prevent them from sending us complete information about the products or transactions that we insure. Making appropriate modifications to our systems involves inherent time lags and may require us to incur significant expenses. The inability to make necessary modifications to our systems in a timely and cost-effective manner may have adverse effects on our business, financial condition and operating results.

We could be adversely affected if personal information that we maintain on consumers is improperly disclosed.

As part of our business, we and certain of our subsidiaries and affiliates maintain large amounts of personal information on consumers. While we believe we have appropriate information security policies and systems to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure, either through the actions of third parties or our employees, will not occur. Unauthorized disclosure could adversely affect our reputation and expose us to material claims for damages.

We are subject to the risk of private litigation and regulatory proceedings.

We face litigation risk in the ordinary course of operations, including the risk of class action lawsuits. In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund and the City of Ann Arbor Employees’ Retirement System Lead Plaintiffs in the case. In April 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, and on December 19, 2008, oral arguments were held on this motion. We are currently awaiting a final ruling on this motion. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit and we intend to defend against this action vigorously.

In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case. The court heard oral arguments on our motion to dismiss on December 19, 2008, and we are awaiting a final ruling. We believe that the allegations are without merit, and intend to defend against this action vigorously.

In June 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company, FGIC, AMBAC and MBIA Insurance Corporation as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability is approximately $77 million. IndyMac and the FDIC, which now controls IndyMac, have obtained a stay of this action until March 15, 2009.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice. There are related suits between FGIC and IndyMac in California and the Southern District of New York which may also be consolidated with our suit at a later date.

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

In October 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. We believe that the investigation generally relates to our proposed, but now-terminated, merger with MGIC and our investment in C-BASS. We are in the process of providing responsive documents and information to the Securities and Exchange Commission.

See also “Legislation and regulatory changes and interpretations could harm our mortgage insurance business,” “Legislation and regulatory changes and interpretations could harm our financial guaranty business” and “The IRS is examining our tax returns for the years 2000 through 2007.”

The IRS is examining our tax returns for the years 2000 through 2007.

We are currently under examination by the IRS for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. We are contesting all such proposed adjustments relating to the IRS’s opposition of the tax benefits in question and are working with tax counsel in our defense efforts. We have received the revenue agent report relating to the 2000 through 2004 tax years which proposes an increase to our tax liability of approximately $121 million and, in response to that report, have made a “qualified deposit” with the U.S. Treasury under Internal Revenue Code (“IRC”) Section 6603 of approximately $85.0 million to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. Although we disagree with and will contest the adjustments proposed by the IRS, and believe that our income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved, there can be no assurance that we will prevail in opposing additional tax liability with respect to this investment. The examination process and any appeals we may pursue may take some time, and a final resolution may not be reached until a date many months or years into the future. Additionally, although we believe, after discussions with outside counsel about the issues raised in the examination and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result, if the outcome of this matter results in liability that differs materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

We have concluded that no valuation allowance is required with regard to our deferred tax asset (“DTA”) which is on our balance sheet at December 31, 2008 at $446.1 million

Statement of Financial Accounting Standards No. 109 requires an enterprise to reduce its DTA by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized. At each balance sheet date, we assess the requirement to establish a valuation allowance. This assessment, along with the level of a potential valuation allowance, is made based on all available information, including tax planning strategies and projections of future taxable income. Projections of future taxable income incorporate several assumptions of future business and operations that may differ from actual experience. Based on our analysis at December 31, 2008, we believe that we will ultimately possess sufficient taxable income of the appropriate character so that it is more likely than not that our DTA will be realized. Our analysis in making this determination includes our net operating and capital loss carryback potential, a viable tax planning strategy, the reversal of temporary differences relating to our financial guaranty derivatives and the reversal of temporary differences relating to our unrealized losses in our investment portfolio. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, or future market events occur that prevent our ability to hold financial instruments with unrealized losses to recovery, a valuation allowance could be required to be recognized. Recognition of a valuation allowance could have a material adverse effect on our financial condition, results of operations, and liquidity.

Legislation and regulatory changes and interpretations could harm our mortgage insurance business.

Our business and legal liabilities are affected by the application of federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, the Housing and Economic Recovery Act includes reforms to the FHA, which provide the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. This new law increased the maximum loan amount that the FHA can insure and established a higher minimum cash down-payment. The Housing and Economic Recovery Act also contained provisions, called the Hope for Homeownership program, in which the FHA is authorized to refinance distressed mortgages in return for lenders and investors agreeing to write down the amount of the original mortgage. The recently enacted Emergency Economic Stabilization Act and the recently announced Homeowner Affordability and Stability Plan include provisions that encourage further use of the Hope for Homeowners program and further strengthen support for FHA programs by easing restrictions in these programs. We cannot predict with any certainty the long term impact of these changes upon demand for our products. However, we believe the FHA has materially increased its market share in 2009, in part by insuring a number of loans that would meet our current underwriting guidelines, as a result of these recent legislative and regulatory changes. See “Our mortgage insurance business faces intense competition” above. Any further increase in the competition we face from the FHA or any other government sponsored entities could harm our business, financial condition and operating results.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of RESPA and that we have failed to comply with the notice provisions of the Fair Credit Reporting Act (“FCRA”). In addition, class action lawsuits have been brought against a number of large lenders alleging that their captive reinsurance arrangements violated RESPA. While we are not currently a defendant in any case related to RESPA or FCRA, there can be no assurance that we will not be subject to any future litigation under RESPA or FCRA or that the outcome of such litigation will not have a material adverse affect on us.

We and other mortgage insurers have been subject to inquiries from the New York Insurance Department and the Minnesota Department of Commerce relating to our captive reinsurance and contract underwriting arrangements, and we have also received a subpoena from the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We cannot predict whether these inquiries will lead to further inquiries, or further investigations of these arrangements, or the scope, timing or outcome of the present inquiries or any other inquiry or action by these or other regulators. Although we believe that all of our captive reinsurance and contract underwriting arrangements comply with applicable legal requirements, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws.

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

The laws and regulations affecting the municipal, asset-backed and trade credit debt markets, as well as other governmental regulations, may be changed in ways that could adversely affect our business. Our regulators are reviewing the laws, rules and regulations applicable to financial guarantors in light of the current market disruptions. These reviews could result in additional limitations on our ability to conduct our financial guaranty business, including additional restrictions and limitations on our ability to declare dividends or more stringent statutory capital requirements for all or certain segments of our financial guaranty businesses. Any of these changes could have a material adverse effect on our business, financial condition and operating results.

The implementation of the Basel II capital accord may discourage the use of mortgage insurance.

In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (the “Basel I”), which set out international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, “Basel II”). Basel II was implemented by many banks in the U.S. and many other countries in 2008 and may be implemented by the remaining banks in the U.S. and many other countries in 2009. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim.

Item 1B.	Unresolved Staff Comments.

On May 23, 2008, we received a comment letter from the Staff of the SEC's Division of Corporation Finance pertaining, among other matters, to our accounting and disclosures regarding our valuation of derivative instruments, including credit default swaps. In particular, the Staff requested additional information about our methodology used to estimate the fair values of these derivative instruments and our related disclosures. We responded to the Staff's initial comments and we have continued our discussions with the Staff regarding these issues both by letters and by telephone.

Currently, we still have several outstanding staff comments relating to the issues initially raised in the May 23, 2008 letter, including additional Staff comments stemming from our responses, which involve a number of technical matters regarding our valuation methodologies. Specifically, the Staff has requested that we provide more detailed disclosure of assumptions used to estimate the fair values of our CDS contracts and our put options on our money market committed preferred custodial trust securities.

We believe that our valuation methodologies with respect to these complicated financial instruments are appropriate. We are working with the Staff to revise and expand the disclosures and have responded to the Staff's outstanding comments by providing additional disclosure in this Annual Report on Form 10-K.

The Staff may have additional comments regarding our periodic reports filed with the SEC and how we have responded to their comments in this Annual Report on Form 10-K. It is possible that the SEC could ultimately disagree with our methodology used to determine the fair value of our derivative financial instruments, or require additional or different disclosure, which may require us to amend our Quarterly Reports on Form 10-Q filed with the SEC during 2008, this Annual Report on Form 10-K and our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Properties.

At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 151,697 square feet of office space and 1,240 square feet of space for data storage under a lease that expires in August 2017. In addition, we also lease the following:

•

18,962 square feet of office space (including 3,813 square feet in Atlanta, Georgia which is subleased until the expiration of the lease in November 2009) for our mortgage insurance regional offices, service centers and on-site offices throughout the U.S. The leases for this space expire between 2009 and 2012. We are seeking to sublease or potentially buyout a service center lease in Blue Bell, Pennsylvania. This lease expires March 2012;

•

121,093 square feet of office space for our financial guaranty operations in New York City. The lease for this space expires in 2015. We occupy 40,553 square feet of this space and sublease 80,540 square feet, including 36,140 square feet to C-BASS and 3,847 square feet to Sherman;

•

Approximately 600 square feet of office space for our international financial guaranty operations in London until May 2010, with early termination rights beginning May 2009. The lease of the original space, comprising 6,600 square feet, with a term through June 2012 has been assigned to a third party. Radian Group remains as a guarantor on the lease should the assignee fail to perform;

•	Approximately 500 square feet of office space for our mortgage insurance operations in Hong Kong. The lease for this space expires in July 2009;

•	4,786 square feet of office space in Boca Raton, Florida for other operations. The lease for this space expires in September 2012; and

•

15,269 square feet and 27,360 square feet of office space for our data centers in Philadelphia, Pennsylvania (separate from our corporate headquarters) and Dayton, Ohio, respectively. The leases for these offices expire in August 2015 (Philadelphia) and September 2012 (Dayton). Under the Dayton lease, we have an early termination option that can be exercised anytime, upon 90 days notice. We are currently seeking to terminate the lease for our data center space in Philadelphia.

We cannot be certain that we will be able to obtain satisfactory lease renewal terms for our operations, as necessary. We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

Our two data centers (Dayton and Philadelphia) serve as one another’s disaster recovery sites and support all of our businesses. In addition, we have established business continuity recovery plans for our offices in London, New York and Philadelphia.

Item 3.	Legal Proceedings.

In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, and on December 19, 2008, oral arguments were held on this motion. We are currently awaiting a final ruling on this motion. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit.

In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case. The court heard our motion to dismiss on December 19, 2008, and we are awaiting a final ruling. We believe that the allegations are without merit, and intend to defend against this action vigorously.

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company, FGIC, AMBAC and MBIA Insurance Corporation as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. IndyMac and the Federal Deposit Insurance Corporation, which now controls IndyMac, have obtained a stay of this action until March 15, 2009.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice. There are related suits between FGIC and IndyMac in California and the Southern District of New York which may also be consolidated with our suit at a later date.

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

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our employees provide voluntary testimony in this matter. We believe that the investigation generally relates to the proposed merger with MGIC and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

See also “Risk Factors—Legislation and regulatory changes and interpretations could harm our mortgage insurance business” and “The Internal Revenue Service (“IRS”) is examining our tax returns for the years 2000 through 2007” above.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At March 4, 2009, there were 81,420,871 shares outstanding and approximately 89 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2008		2007
	High	Low	High	Low
1st Quarter	$12.43	$4.41	$67.35	$53.17
2nd Quarter	7.14	1.24	63.95	50.82
3rd Quarter	7.50	0.70	55.40	15.20
4th Quarter	5.49	1.31	25.99	8.15

We declared cash dividends on our common stock equal to $0.02 per share in each quarter of 2007 and the first and second quarters of 2008. In the third and fourth quarters of 2008, we reduced our cash dividend to $0.0025 per share. As a holding company, Radian Group relies on our operating subsidiaries to fund its dividend payments. For more information on Radian Group’s ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 and Note 15 of Notes to Consolidated Financial Statements.

The following table provides information about repurchases by us during the quarter ended December 31, 2008, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act of 1934, as amended:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/01/08 to 10/31/08	—	$—	—	1,101,355
11/01/08 to 11/30/08	—	—	—	1,101,355
12/01/08 to 12/31/08	—	—	—	1,101,355

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a share repurchase plan. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. The board did not set an expiration date for this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in Note 1 above.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial data. This information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2008	2007	2006	2005	2004
	(In millions, except per-share amounts and ratios)
Condensed Consolidated Statements of Operations
Net premiums written—insurance	$816.9	$1,085.2	$1,004.3	$1,006.5	$964.3

Net premiums earned—insurance	$971.8	$912.3	$907.0	$917.1	$918.2
Net investment income	263.0	256.1	234.3	208.4	204.3
Change in fair value of derivative instruments	710.9	(1,214.4)	124.9	110.8	158.4
Net (losses) gains on other financial instruments	(149.5)	53.6	40.8	36.6	50.8
Gain on sale of affiliate	—	181.7	—	—	—
Other income	11.7	11.7	20.9	25.3	32.3
Total revenues	1,808.0	201.0	1,327.9	1,298.1	1,364.0
Provision for losses	2,205.3	1,308.1 (5)	369.3	390.6	456.8
Provision for premium deficiency	(108.8)	195.6	—	—	—
Policy acquisition costs	136.4	113.2	111.6	115.9	121.8
Other operating expenses	255.5	183.5 (5)	242.6	226.0	205.7
Interest expense	53.5	53.0	48.1	43.0	34.7
Equity in net income (loss) of affiliates	59.8	(416.5)	257.0	217.7	180.6
Pretax (loss) income	(674.1)	(2,068.9)	813.3	740.3	725.6
Net (loss) income	(410.6)	(1,290.3)	582.2	522.9	518.7
Diluted net (loss) income per share (1)	$(5.12)	$(16.22)	$7.08	$5.91	$5.33
Cash dividends declared per share	$.045	$.08	$.08	$.08	$.08
Average shares outstanding-diluted	80.3	79.6	82.3	88.7	97.9

Condensed Consolidated Balance Sheets
Total assets	$8,116.1	$8,210.2	$7,960.4	$7,230.6	$7,000.8
Total investments	5,981.6	6,411.0	5,745.3	5,513.7	5,470.1
Unearned premiums	916.7	1,094.7	943.7	849.4	770.2
Reserve for losses and loss adjustment expenses	3,224.5	1,598.8	842.3	801.0	801.0
Reserve for premium deficiency	86.9	195.6	—	—	—
Long-term debt and other borrowings	857.8	953.5 (6)	747.8	747.5	717.6
Derivative liabilities	519.3	1,305.7	31.7	—	—
Stockholders’ equity	2,030.7	2,720.7	4,067.6	3,662.9	3,689.1
Book value per share	$25.06	$33.83	$51.23	$44.11	$39.98

Selected Ratios—Mortgage Insurance (2)
Loss ratio	250.4%	143.5%	42.9%	44.5%	49.2%
Expense ratio	29.3	22.4	29.2	26.7	26.6

Combined ratio	279.7%	165.9%	72.1%	71.2%	75.8%

Selected Ratios—Financial Guaranty (2)
Loss ratio	52.7%	50.2%	10.1%	14.9%	26.0%
Expense ratio	67.6	48.2	52.2	55.7	45.9

Combined ratio	120.3%	98.4%	62.3%	70.6%	71.9%

	2008	2007	2006	2005	2004
	(In millions, except per-share amounts and ratios)

Other Data—Mortgage Insurance
Primary new insurance written	$32,513	$57,132	$40,117	$42,592	$44,820
Direct primary insurance in force	155,239	143,066	113,903	109,684	115,315
Direct primary risk in force	34,951	31,622	25,311	25,729	27,012
Total pool risk in force	2,950	3,004	2,991	2,711	2,384
Total other risk in force (3)	5,119	10,511	10,322	9,709	1,205
Persistency (12 months ended)	85.8%	75.4%	67.3%	58.2%	58.8%

Other Data—Financial Guaranty (4)
Net premiums written	$30	$187	$203	$173	$150
Net premiums earned	163	133	132	153	165
Net par outstanding	100,726	116,022	103,966	76,652	66,720
Net debt service outstanding	138,431	164,347	143,728	110,344	101,620

(1)	Diluted net income per share and average share information in accordance with SFAS No. 128, “Earnings Per Share.” Amounts reflect the inclusion of shares underlying contingently convertible debt, which was redeemed on August 1, 2005.
(2)	Calculated under GAAP using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses, excluding merger expenses, to calculate the expense ratio as a percentage of net premiums earned. The 2008 expense ratio for our mortgage insurance segment includes the acceleration of $50.8 million of deferred policy acquisition cost amortization as a result of the establishment of a first-lien premium deficiency reserve.
(3)	Consists mostly of international insurance risk, second-lien mortgage insurance risk and other structured mortgage-related insurance risk.
(4)	Reflects the recapture of a portion of our reinsurance portfolio by certain of our financial guaranty reinsurance customers in 2004, 2005 and 2008.
(5)	The 2007 amount has been revised to reflect the reclassification of $8.7 million of loss adjustment expenses from other operating expenses to provision for losses.
(6)	The 2007 amount has been revised to reflect the reclassification of the $5.4 million of unrealized loss on the fair value of the long-term debt, previously included in long-term debt at December 31, 2007, to other liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the Risk Factors detailed in Item 1A of Part I of this report.

Business Summary

Overview

We are a credit enhancement company with a primary strategic focus on domestic first-lien residential mortgage insurance. Our business segments are mortgage insurance, financial guaranty and financial services.

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States (“U.S.”) and in select countries outside the U.S. We have provided these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively). Of these companies, Radian Guaranty is currently the only company through which we are continuing to write a significant amount of new business. Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae as “Government Sponsored Enterprises” or “GSEs.”

Traditional Mortgage Insurance. Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on first-lien residential mortgages. At December 31, 2008, primary insurance on domestic first-lien mortgages made up approximately 92.2% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 7.8% of our total domestic first-lien mortgage insurance risk in force. Currently, traditional primary mortgage insurance on domestic, first-lien residential mortgages is our primary business focus.

Non-Traditional Mortgage Credit Enhancement. In addition to traditional mortgage insurance, in the past we have used Radian Insurance to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages (“second-lien”), credit enhancement on net interest margin securities (“NIMS”), credit default swaps (“CDS”) on domestic and international mortgages, and traditional mortgage insurance in international markets (collectively, we refer to the risk associated with these transactions as “non-traditional” or “other risk”). These non-traditional or other risk products were once a growing part of our total mortgage insurance business. However, in light of the on-going deterioration in housing and related credit markets, we stopped writing all non-traditional business in 2007, other than a small amount of international mortgage insurance.

International Mortgage Insurance Operations. Through Radian Insurance, we wrote (i) credit protection in the form of international credit default swaps primarily on two large AAA tranches of mortgage-backed securities, one containing German mortgages and one containing Danish mortgages, (ii) traditional mortgage insurance with Standard Chartered Bank in Hong Kong, and (iii) several mortgage reinsurance transactions in Australia. We terminated the Danish credit default swap transaction (representing approximately $4.0 billion in notional value) in the fourth quarter of 2008.

Ratings downgrades of Radian Insurance have significantly reduced our ability to continue to write international mortgage insurance business. In addition, as a result of the downgrades, the counterparties to each of our active international transactions have the right to terminate these transactions, which could require us to return unearned premiums or transfer unearned premiums to a replacement insurer. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract for new business with Radian Insurance. There is a possibility that Radian Insurance could be required to return unearned premiums related to this transaction to Standard Chartered Bank, or to transfer such unearned premiums to another insurer. In addition, we have used Radian Guaranty to assume or reinsure most of our Australian transactions.

Financial Guaranty

Our financial guaranty business has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty, and through Radian Asset Assurance’s wholly-owned subsidiary Radian Asset Assurance Limited (“RAAL”), located in the United Kingdom.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Until recently, investors generally have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation. Recent market developments, including ratings downgrades of most financial guaranty insurance companies (including our own), have significantly reduced the perceived benefits of financial guaranty insurance.

We have provided financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or through credit default swaps. Either form of credit enhancement can provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing credit default swaps, we have been able to participate in transactions with superior collateral quality involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires substantially identical underwriting and surveillance skills.

We have traditionally offered the following financial guaranty products:

•

Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions and for enterprises such as airports, public and private higher education and health care facilities, and for project finance and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of our insured public finance obligations were generally rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance;

•

Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, diversified payment rights, a variety of consumer loans, equipment receivables, real and personal property leases or a combination of asset classes or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses. The structured finance obligations we insure were generally rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance; and

•	Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations.

In October 2005, we exited the trade credit reinsurance line of business. Accordingly, this line of business was placed into run-off and we ceased initiating new trade credit reinsurance contracts. We have also been novating or cancelling several of the trade credit insurance agreements that were in place.

In March 2008, we discontinued writing new insurance on synthetic CDOs and reduced significantly our structured products operations. This action was based on the deterioration and uncertainties in the credit markets in which we and other financial guarantors participate, which significantly reduced the volume of CDOs and other structured products available for our insurance. Subsequent to this, in June 2008, both Standard & Poor’s Ratings Service (“S&P”) and Moody’s Investor Service (“Moody’s”) downgraded the financial strength ratings of our financial guaranty insurance subsidiaries, and in August 2008, S&P again lowered the financial strength ratings on our financial guaranty insurance subsidiaries. See “Ratings—Recent Ratings Actions” below. These downgrades, combined with the difficult market conditions for financial guaranty insurance, severely limited our ability to write profitable new direct financial guaranty insurance and reinsurance both domestically and internationally. Accordingly, in the third quarter of 2008, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. We initiated plans to reduce our financial guaranty operations, including a reduction of our workforce, commensurate with this decision. We also contributed the outstanding capital stock of Radian Asset Assurance to Radian Guaranty, strengthening Radian Guaranty’s statutory capital. We continue to maintain a large insured financial guaranty portfolio, including a portfolio of insured CDOs.

As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008, $75.6 billion of our net par outstanding as of December 31, 2008 remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties.

All but one of our reinsurance customers have the right to take back or recapture business previously ceded to us under their reinsurance agreements with us, and in some cases, in lieu of recapture, the right to increase ceding commissions charged to us. As of December 31, 2008, up to $36.7 billion of our total net assumed par outstanding was subject to recapture. If all of this business was recaptured as of December 31, 2008, we estimate that we would have experienced a reduction in (1) written premiums of approximately $312.8 million, (2) earned premiums of approximately $52.2 million, and (3) the net present value of expected future installment premiums of $142.3 million. In addition, we would have experienced a reduction in incurred losses of up to $94.9 million if this business were recaptured.

The counterparty in two of our synthetic CDO transactions, with an aggregate net par outstanding of $293.3 million ($243.0 million of which is scheduled to terminate in June 2009), has the right to terminate these transactions with settlement on a mark-to-market basis, subject to a maximum payment amount as of December 31, 2008 of approximately $34.1 million in the aggregate. In addition, we also have $103.2 million in exposure to another synthetic CDO transaction which is scheduled to terminate in June 2009. This transaction may be terminated on a mark-to-market basis if S&P lowers Radian Asset Assurance’s financial strength rating below investment grade (BBB-).

As of December 31, 2008, the counterparties to 147 of financial guaranty’s transactions currently have the right to terminate these transactions without our having an obligation to settle the transaction on a mark-to-market basis. If all of these counterparties had terminated these transactions as of December 31, 2008, our net par outstanding would have been reduced by $38.6 billion, with a corresponding decrease in unearned premium reserves of $12.0 million (of which only $0.4 million would be required to be refunded to counterparties) and the present value of expected future installment premiums of $168.0 million. If all these transactions were terminated, we do not believe it would have a material impact on our financial condition or results of operations.

Financial Services

Our financial services segment mainly consists of our 28.7% equity interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm. In August 2008, our equity interest in Sherman increased to 28.7% from 21.8% as a result of a reallocation of the equity ownership of Sherman following a sale by Mortgage Guaranty Insurance Corporation (“MGIC”) of its remaining interest in Sherman back to Sherman. As a result of Sherman’s repurchase of MGIC’s interests, our investment in affiliates decreased by $25.8 million ($16.8 million after taxes) and is reflected as a reduction in our equity. Our financial services segment also includes our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company which we have written off completely and whose operations are currently in run-off.

Sherman. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, which are generally unsecured, that Sherman typically purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has a variety of other similar ventures related to consumer assets.

C-BASS. Historically, C-BASS was engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. The run-off of C-BASS’s business is dictated by an override agreement to which we and all of C-BASS’s other owners and creditors are parties. This agreement provides the basis for the collection and distribution of cash generated from C-BASS’s whole loans and securities portfolio, as well as the sale of certain assets, including the loan-servicing platform. We recorded a full write off of our equity interest in C-BASS in the third quarter of 2007 and wrote-off our $50 million credit facility with C-BASS in the fourth quarter of 2007. See Note 8 of Notes to Consolidated Financial Statements.

As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no continuing interest of value in C-BASS. The effect of C-BASS on our financial position and results of operations as of and for the year ended December 31, 2008, was negligible. We have no contractual obligations to C-BASS or its creditors to fund C-BASS’s shareholders’ deficit as of December 31, 2007 or continuing losses in 2008 or thereafter. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. Given its approximately $1 billion shareholders’ deficit as of December 31, 2007, the likelihood that we will recoup any of our investment is extremely remote. Accordingly, we believe that the chance that our investments in C-BASS will have anything more than a negligible impact on our financial position, results of operation or cash flows at any time in the future is extremely remote.

Ratings

Our holding company, Radian Group Inc. (“Radian Group”), currently is rated BB (CreditWatch with negative implications) by S&P and B3 (outlook developing) by Moody’s. Our principal operating subsidiaries have been assigned the following financial strength ratings:

	MOODY’S	S&P (2)
Radian Guaranty	Ba3	BBB+
Radian Insurance	B1	BB+
Amerin Guaranty	Ba3	BBB+
Radian Asset Assurance (1)	A3	BBB+
Radian Asset Assurance Limited (1)	A3	BBB+

(1)	Each Moody’s rating for our financial guaranty subsidiaries is currently under review for possible downgrade.
(2)	Each S&P rating for our mortgage insurance and financial guaranty subsidiaries is currently on CreditWatch with negative implications.

On May 2, 2008, Fitch Ratings (“Fitch”) withdrew its ratings for Radian Group and all of our insurance subsidiaries, citing a lack of available information regarding these entities. We had requested that Fitch withdraw these ratings in September 2007, following Fitch’s downgrade of Radian Group and our financial guaranty subsidiaries.

Recent Ratings Actions—Moody’s. On June 25, 2008, Moody’s lowered its senior debt rating on Radian Group to Ba1 from A2 and its insurance financial strength ratings on Radian Guaranty and Amerin Guaranty to A2 from Aa3. In downgrading our mortgage insurance subsidiaries, Moody’s cited deterioration in our insured portfolio, including NIMS and second-liens. Moody’s further stated that our ability to retain our eligibility status with the GSEs will continue to be an important ratings consideration for our mortgage insurance subsidiaries. Moody’s lowered its insurance financial strength rating on Radian Insurance to Baa1 (two notches below Radian Guaranty) from Aa3 as a result of the higher-risk nature of its insurance portfolio of second-liens and NIMS and the fact that Radian Insurance is no longer strategically important to our overall mortgage insurance business.

Also on June 25, 2008, Moody’s lowered its insurance financial strength ratings on Radian Asset Assurance and RAAL to A3 from Aa3, citing the likelihood that Radian Asset Assurance will cease writing new business going forward and the possible diversion of capital from Radian Asset Assurance to support our mortgage insurance business.

On October 10, 2008, Moody’s placed its ratings for Radian Group and each of our mortgage insurance and financial guaranty subsidiaries on review for possible downgrade. In taking this ratings action, Moody’s cited its expectation of further stress on the risk-adjusted capital position of our mortgage insurance business in light of continued deterioration in certain housing market fundamentals.

On February 13, 2009, Moody’s downgraded the insurance financial strength ratings of Radian Guaranty and Amerin Guaranty to Ba3 from A2 and the rating of Radian Insurance to B1 from Baa1. Moody’s also downgraded the senior debt rating of Radian Group to B3 from Ba1. According to Moody’s, these downgrades reflect significant stress on the risk-adjusted capital position of our mortgage insurance subsidiaries due to the weak economic environment and continued deterioration in housing fundamentals, which Moody’s expects to result in significantly higher losses for our mortgage insurance business. Moody’s also considered the continued pressure on our profitability and constraints on our financial flexibility in the current market environment. Moody’s also cited its belief that the mortgage insurance business model has deteriorated due to on-going losses and the relative weakness of the GSE’s.

Recent Ratings Actions—S&P. On August 26, 2008, S&P lowered its senior debt rating on Radian Group to BB+ from BBB and its insurance financial strength ratings on Radian Guaranty and Amerin Guaranty to BBB+

from A. In lowering its ratings for Radian Group and our mortgage insurance subsidiaries, S&P cited the significant operating losses incurred by our mortgage insurance business as well as S&P’s reassessment of the mortgage insurance industry’s long-term fundamentals. S&P also cited Radian Group’s financial flexibility as a potential concern. S&P also lowered its insurance financial strength ratings for our financial guaranty subsidiaries to BBB+ from A. S&P stated that it had lowered its ratings for these entities based on the diminished business prospects for our financial guaranty business and our intention to use this business to provide capital support to our mortgage insurance business.

On December 5, 2008, S&P placed its ratings for Radian Group and our mortgage insurance and financial guaranty insurance subsidiaries on CreditWatch with negative implications. S&P intends to resolve its CreditWatch status for these ratings by re-evaluating its estimate of expected losses for our mortgage insurance portfolio and by performing an industry-wide review that incorporates operating results for the fourth quarter of 2008 and developments in macroeconomic conditions. On December 19, 2008, S&P downgraded Radian Group to BB following completion of the initial stage of its review. S&P’s ratings for our mortgage insurance and financial guaranty insurance subsidiaries remained unchanged. The ratings for Radian Group and our mortgage and financial guaranty insurance subsidiaries remain on CreditWatch with negative implications while S&P performs the second stage of its analysis, which it expects to complete in March 2009 and which could result in a substantial downgrade.

Our current ratings and the threat of further ratings actions could have a significant impact on our business and results of operations. See “Risk Factors—We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.”

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The current downturn in the housing and related credit markets, characterized by a continuing decline in home prices in certain markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our business segments. There is a great deal of uncertainty regarding our ultimate loss performance. The potential for a deepening and prolonged recession in the U.S., including rising unemployment rates, may add further stress to the performance of our insured assets. In addition, our performance may be impacted by private and governmental initiatives to support homeowners and to stimulate the economy.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults. Further deterioration in the U.S. housing and mortgage credit markets throughout 2008 resulted in an 81.7% increase in first-lien primary defaults from 60,848 at December 31, 2007 to 110,553 at December 31, 2008. Overall, the underlying trend of higher defaults continues to be driven by poor performance of our late 2005 through early 2008 books of business. Losses have increased across all of our mortgage insurance product lines and most recently have included increasing losses from prime mortgages. Ongoing deterioration in markets in California and Florida, where housing values have declined significantly, continues to have a significant negative impact on our mortgage insurance business results. In light of current market trends, we expect new first-lien defaults to continue to increase in 2009.

•

Loss Provision/First-Lien Premium Deficiency. In addition to the increase in new defaults during 2008, our mortgage insurance loss provision at December 31, 2008 continued to be negatively impacted by higher loan balances on delinquent loans, higher rates of defaults moving into claim status, a decrease in the cure rate of defaults and an increase in claims paid. In 2008, we paid total claims of $916.1 million, representing a 76.8% increase over the $518.1 million of claims paid in 2007. We expect that claims paid will significantly increase in 2009 to between $1.4 billion and $1.7 billion. Recent legislation and loan modification programs by the U.S. Treasury and certain of our lender customers aimed at mitigating the current housing downturn could have a positive impact on our business by potentially reducing the number of defaults going to claim. Many of these programs are in the early stages of implementation and we cannot be certain of their impact on our business, results of operations, or the timing of any potential impact. Accordingly, we have not incorporated any such potential benefit into our projections. See “Risk Factors—Loan modification and other similar programs may not provide us with a material benefit.”

In the second quarter of 2008, we established a first-lien premium deficiency reserve of $421.8 million on our outstanding domestic first-lien mortgage insurance portfolio. A premium deficiency reserve was established because the projected net present value of expenses and losses for our first-lien portfolio exceeded the net present value of future premiums and the loss reserve on this portfolio. During the second half of 2008, the first-lien premium deficiency reserve was reduced to $0 primarily as a result of increased loss reserves recorded on our domestic first-lien mortgage insurance portfolio. Management’s assessment of whether, and to what extent, a premium deficiency may exist at any given point in time is based largely on management’s estimate of future losses, which depends on a number of assumptions that are subject to uncertainty and which may prove inaccurate in the current economic environment. See “Risk Factors—If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty business are incorrect we may be required to take unexpected charges to income and our ratings may be downgraded.”

•

Smart Home/Captives. We have protected against some of our future expected losses relating to riskier products that we insure by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Approximately 3.7% of our primary mortgage insurance risk in force was included in Smart Home transactions at December 31, 2008. Our mortgage insurance provision for losses for the year ended December 31, 2008 was reduced by $81.2 million due to recoverables from Smart Home. Ceded losses recoverable related to Smart Home were $91.1 million at December 31, 2008. In addition to Smart Home, we transfer a substantial portion of our mortgage insurance risk to captive reinsurance companies affiliated with our lender customers. We currently have 16 active captive reinsurance agreements in which new business continues to be placed. We also have 45 captive reinsurance arrangements operating on a run-off basis, meaning that no new business is being placed in these captives. Our mortgage insurance provision for losses for the year ended December 31, 2008 was reduced by $396.9 million due to recoverables from captive reinsurance transactions. Ceded losses recoverable on captive reinsurance transactions were $400.7 million at December 31, 2008. In light of the significant amount of ultimate losses we expect to incur in our mortgage insurance business, we expect to receive total reinsurance recoveries from Smart Home and captive reinsurance of approximately $791 million.

•

New Insurance Written. We experienced a 22.5% decrease in traditional flow business written during the year ended December 31, 2008, compared to 2007. Overall, primary new insurance written, which includes both structured and flow business, decreased by 43.1% for the year ended December 31, 2008, compared to 2007. This decrease is mainly the result of a decrease in the volume of mortgage originations during the current housing and economic downturn, our more restrictive underwriting guidelines, the absence of a secondary market for mortgage securitizations and increased competition from the Federal Housing Administration (“FHA”). Throughout 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, we have experienced a positive shift in our overall business mix. For the year ended December 31, 2008, approximately 94.1% of our new business production was categorized as prime business compared to 58.2% for 2007.

•

Persistency. The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12 month period, was 85.8% for the year ended December 31, 2008, compared to

75.4% for the year ended December 31, 2007. This increase was mainly due to a decline in refinancing activity from the high levels in 2005 and 2006 as a result of home price depreciation, tighter underwriting standards and an overall decrease in the lending capacity among mortgage originators. We expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

Discontinued Non-Traditional Products

•

NIMS. Our exposure to NIMS was reduced to $438.3 million at December 31, 2008, compared to $603.7 million at December 31, 2007, in part due to our purchase of certain NIMS that we insure. The performance of loans underlying the NIMS bonds that we insure continued to deteriorate during 2008. Of the $438.3 million in our total exposure to NIMS, approximately $430.6 million represents our gross expected principal credit losses related to NIMS. Claim payments on our insured NIMS are expected to begin in 2009 and to occur mostly in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of December 31, 2008 was $238.5 million. Our carrying value includes the net present value of our total expected credit losses and incorporates the market’s perception of our non-performance risk, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). In the fourth quarter of 2007, as a risk mitigation initiative, we began purchasing NIMS that we insure at a discount to par. These efforts continued during 2008, resulting in an overall reduction of our risk in force related to NIMS of $88.7 million during 2008. We did not purchase any NIMS prior to the fourth quarter of 2007. The NIMS purchased are accounted for as derivative assets and are recorded at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted. Upon purchase, our liability representing the unrealized loss associated with the purchased NIMS is eliminated. The difference between the amount we pay for the NIMS and the sum of the fair value of the NIMS and the eliminated liability represents the net impact to earnings. The overall impact to our financial statements as a result of these purchases has been immaterial.

•

Second-Lien Mortgages. We experienced further deterioration in our second-lien portfolio during 2008, which resulted in a $23.8 million increase in second-lien loss reserves to approximately $136.6 million. Our premium deficiency reserve for second-liens decreased during 2008 by $108.8 million due, in part, to a negotiated settlement which resulted in a reduction in our second-lien premium deficiency reserve of $49.2 million, as discussed below, resulting in a total premium deficiency reserve for second-liens of approximately $86.9 million at December 31, 2008. As of December 31, 2008, our total exposure to second-liens was $622.1 million, compared to $924.7 million at December 31, 2007. As of December 31, 2008, we held reserves, including our second-lien premium deficiency reserve, of $223.5 million against our total second-lien mortgage portfolio, representing approximately 36% of the total exposure. In January 2009, we executed a settlement on certain second-lien mortgage insurance transactions, comprising the worst performing second-lien collateral in our portfolio. This settlement reduced our risk in force by approximately $209 million to approximately $400 million. The settlement amount was $49.2 million less than our reserve amount, and as a result, we reduced our second-lien premium deficiency reserve through the provision for premium deficiency by $49.2 million at December 31, 2008, related to this settlement.

•

Credit Default Swaps. As of December 31, 2008, our total mortgage insurance risk in force related to domestic CDS on residential mortgage-backed securities (“RMBS”) was approximately $132.2 million. The total fair value liability for these transactions at December 31, 2008 was $63.5 million, compared to our estimate of future credit losses of $91.8 million. Similar to our NIMS, the difference between the fair value liability for these transactions and our expected credit losses is mainly attributable to the incorporation of the market’s perception of our credit risk in computing fair value as required by SFAS No. 157.

•

With respect to our international CDS, we reduced our total risk in force exposure to these transactions by approximately $4.0 billion to $3.4 billion at December 31, 2008 as a result of the termination of a large transaction in the fourth quarter of 2008. Our exposure to international mortgage insurance CDS at December 31, 2008 consists of two CDSs referencing RMBS bonds related to mortgage loans in Germany and the Netherlands. The first CDS contains prime, low LTV mortgages originated in Germany. Our remaining exposure to this transaction, which is rated AAA, was approximately $3.3 billion as of December 31, 2008, with remaining subordination of approximately $247 million. The second transaction contains prime, low LTV mortgages originated in the Netherlands. Our remaining exposure to this transaction was approximately $125 million as of December 31, 2008, with remaining subordination of $16 million. We have insured several tranches in the Netherlands transaction which are rated between BBB and AAA, with over half of our exposure in the AAA category. Both of these transactions are performing well and we do not currently expect to pay claims on either of these transactions. As of December 31, 2008, we had a fair value liability of $13.2 million on our remaining international CDS transactions.

Financial Guaranty

•

New Business Production. A difficult business environment for financial guaranty insurance has existed since 2007. These conditions include the widening of credit spreads, a lack of price transparency and illiquidity in many of the structured products that we insure. In addition, there were losses by financial guarantors on RMBS, CDOs of ABS and other credit positions, ratings actions on financial guaranty industry participants, including us, and perceived instability in the franchise values and ratings of many of the financial guarantors, including us. These conditions have materially diminished the financial benefit that our credit protection provides to issuers in the current, market of both public and structured finance transactions and to our primary insurer customers and have reduced the perceived benefit of our insurance to holders of insured debt. Many transactions that would normally have been marketed with some form of financial guaranty insurance are either not going to market or are being sold without the benefit of financial guaranty insurance. As a result, there has been a significant reduction in the volume of transactions for which financial guaranty insurance is a viable option, which has made it more difficult for us and many other financial guarantors to write new business. These conditions also resulted in fewer opportunities to obtain reinsurance business from our primary insurance customers. Consequently, new business production across all of our financial guaranty product lines was significantly reduced in 2008. As discussed above, in the third quarter of 2008, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio.

•

Reductions in Net Par Outstanding. Our financial guaranty net par outstanding decreased by 13.2% from $116.0 billion as of December 31, 2007 to $100.7 billion as of December 31, 2008. This reduction in outstanding net par was primarily due to recaptures of reinsurance business by certain of our primary reinsurance customers, terminations of certain CDO obligations, prepayments or refundings of public finance transactions and the amortization or scheduled maturity of our insured portfolio.

As a result of the downgrade of Radian Asset Assurance’s financial strength ratings by S&P in June 2008, four of our reinsurance customers recaptured all of their business ceded to us and we agreed to allow another reinsurance customer to take back a portion of its business (the “2008 FG Recaptures”). As a result of these transactions, our net assumed par outstanding, written premiums, earned premiums and net present value of expected future installment premiums were reduced in the aggregate by $7.3 billion, $51.0 million, $17.1 million and $10.6 million, respectively.

As a result of the downgrade of Radian Asset Assurance’s financial strength ratings by S&P to BBB in August 2008, the counterparties in four of our synthetic credit default swap transactions obtained the right to terminate the transactions with settlement on a mark-to-market basis. In September 2008, we voluntarily terminated one of these transactions and novated a second transaction to an unaffiliated third party before the termination rights for our counterparty vested, with no material impact to our consolidated financial statements.

•

Credit Performance. We have experienced deterioration in our financial guaranty portfolio during 2008, primarily related to deterioration in housing and consumer finance markets. The performance of assumed structured finance transactions within our reinsurance portfolio deteriorated throughout 2008 and one large public finance reinsurance credit defaulted during 2008. The deterioration in our insured ABS portfolio was primarily related to credits supported by student loan and rental car collateral, while the deterioration in our insured RMBS portfolio was primarily related to domestic subprime and Alternative-A (“Alt-A”) collateral. As of December 31, 2008, 46% of our domestic insured RMBS portfolio was rated below investment grade. While we did not experience material deterioration in our directly insured portfolio, there was some ratings deterioration within our insured corporate CDO portfolio and trust preferred CDO portfolio due to the impact of several credit events in the second half of 2008. We moved one large directly insured CDO of ABS with significant RMBS exposure in its underlying collateral pool to our Watch List in 2008. There has been some credit deterioration in our insured healthcare portfolio during 2008, primarily due to the impact of investment losses resulting from the market downturn on hospitals’ cash positions, and in our insured education portfolio due to declining philanthropy and investment returns. In addition, some of our healthcare and education credits have also been experiencing additional stress due to interest rate volatility and the risk of rapid amortization associated with recent disruptions in the auction rate and variable rate bond markets. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007—Provision for Losses” below.

Financial Services

Net income for Sherman for the year ended December 31, 2008 was $263.4 million, compared to $265.7 million for 2007. Increased revenues from Sherman’s receivable portfolio and credit card origination business were partially offset by higher loan loss provisions and an increase in operating expenses and interest expense. Our share of Sherman’s net income was $59.8 million for 2008 compared to $84.8 million for 2007. This reduction was primarily a result of our decreased ownership percentage in Sherman for most of 2008 compared to 2007. See Note 8 of Notes to Consolidated Financial Statements.

Our investment in C-BASS, including our $50 million credit facility with C-BASS, was fully written off as of December 31, 2007.

Results of Operations—Consolidated

Our financial results for 2008 were affected by significant unrealized gains on derivatives, offset by a significant increase in the provision for losses related to deterioration in our mortgage insurance portfolio. Credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly during 2008, which would have resulted in large unrealized losses on these positions. Offsetting these losses, however, is the impact of a change to our valuation methodology, effective January 1, 2008, that incorporates the market’s perception of our non-performance risk. This change in methodology is required under the provisions of SFAS No. 157. Given the significant widening of our credit default swap spread since early 2007, the reduction in the valuation of our derivative liabilities related to our non-performance risk more than offset the credit spread widening on underlying collateral for 2008. These two drivers of our fair values can move in tandem, or in opposite directions, and this unpredictability could contribute to significant continued volatility of our operating results. See “Risk Factors—Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.”

The following table summarizes our consolidated results of operations for 2008, 2007 and 2006 (in millions):

	Year Ended December 31			% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net (loss) income	$(410.6)	$(1,290.3)	$582.2	68.2%	n/m
Net premiums written-insurance	816.9	1,085.2	1,004.3	(24.7)	8.1%
Net premiums earned-insurance	971.8	912.3	907.0	6.5	0.6
Net investment income	263.0	256.1	234.3	2.7	9.3
Change in fair value of derivative instruments	710.9	(1,214.4)	124.9	n/m	n/m
Net (losses) gains on other financial instruments	(149.5)	53.6	40.8	n/m	31.4
Gain on sale of affiliate	—	181.7	—	n/m	n/m
Other income	11.7	11.7	20.9	n/m	(44.0)
Provision for losses	2,205.3	1,308.1	369.3	68.6	254.2
Provision for premium deficiency	(108.8)	195.6	—	n/m	n/m
Policy acquisition costs	136.4	113.2	111.6	20.5	1.4
Other operating expenses	255.5	183.4	242.6	39.3	(24.4)
Interest expense	53.5	53.0	48.1	0.9	10.2
Equity in net income (loss) of affiliates	59.8	(416.5)	257.0	n/m	n/m
Income tax (benefit) provision	(263.6)	(778.6)	231.1	66.1	n/m

n/m—not meaningful

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Loss. We incurred a consolidated net loss for 2008 of $410.6 million or $5.12 per share (diluted), compared to a net loss of $1,290.3 million or $16.22 per share (diluted) for 2007. Our results for 2008 were negatively affected by a large increase in the provision for losses in our mortgage insurance business, an increase in net losses on other financial instruments such as our hybrid securities, losses related to other-than-temporarily impaired securities in our investment portfolio, and an increase in other operating expenses. Our 2008 losses were partially offset by an increase in the change in fair value of derivative instruments due to the implementation of SFAS No. 157 and a reduction of our second-lien premium deficiency reserve. Our results for 2007 were negatively affected by the impairment of our investment in C-BASS, a significant decrease in the change in fair value of derivative instruments, a significant increase in the provision for losses in both our financial guaranty and mortgage insurance segments and our creation of a second-lien premium deficiency reserve. Our 2007 losses were partially offset by the gain on the sale of a portion of our interest in Sherman and a large income tax benefit due to the losses incurred in that year.

Net Premiums Written and Earned. Consolidated net premiums written for 2008 were $816.9 million, a $268.3 million or 24.7% decrease from $1,085.2 million for 2007. Consolidated net premiums earned for 2008 were $971.8 million, a $59.5 million or 6.5% increase from $912.3 million earned for 2007. The year over year decrease in net premiums written was due to the reduction in new financial guaranty business written in 2008, and a decrease in mortgage insurance premiums written as a result of an industry-wide decline in the volume of mortgage originations, our more restrictive underwriting guidelines, a lack of a secondary market for mortgage securitizations and increased competition from the FHA. Net premiums earned in 2008 increased compared to 2007 as a result of an increase in prepayments or refundings of public finance obligations, which results in full recognition of our remaining unearned premium. Net premiums earned in our mortgage insurance business also increased in 2008 due to higher 2007 originations and increased persistency in 2008. The amount of net premiums written for 2008 includes a reduction of $51.0 million related to the 2008 FG Recaptures, which also reduced 2008 net premiums earned by $17.1 million.

Net Investment Income. Net investment income for 2008 was $263.0 million, a $6.9 million or 2.7% increase from $256.1 million in 2007. This increase was mainly due to an increase in average investable assets, primarily due to the redemption of approximately $544.7 million of tax and loss bonds during 2008.

Change in Fair Value of Derivative Instruments. For 2008, the change in fair value of derivative instruments was a net gain of $710.9 million, compared to a net loss of $1,214.4 million for 2007. In 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly, which would have resulted in large unrealized losses on these positions. Offsetting these losses, due to the incorporation of our non-performance risk into our fair value measurements as required by SFAS No. 157, the fair value of our liabilities was reduced by approximately $5.6 billion.

The components of the gains (losses) included in change in fair value of derivative instruments are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2008	2007	2006
Net premiums earned – derivatives	$80.1	$129.5	$108.8
Financial Guaranty credit derivatives	445.5	(840.4)	25.7
NIMS	117.9	(449.5)	(6.9)
Mortgage insurance domestic and international CDS	(36.7)	(86.2)	(2.7)
Put options on committed preferred custodial trust securities (“CPS”)	109.3	32.2	—
Other	(5.2)	—	—

Change in fair value of derivative instruments	$710.9	$(1,214.4)	$124.9

Net (Losses) Gains on Other Financial Instruments. Net losses on other financial instruments for 2008 were $149.5 million, compared to net gains of $53.6 million for 2007. Included in 2008 net losses were: (i) $144.2 million of net losses related to the change in fair value of hybrid securities, primarily convertible bonds and trading securities in our investment portfolio; (ii) $55.2 million of net losses related to the write-down of other-than-temporarily impaired available for sale securities, which was partially offset by $42.4 million in realized gains on sales of available for sale securities; and (iii) $18.4 million of gains related to the change in fair value of the NIMS variable interest entity (“VIE”) debt and VIE assets that we were required to consolidate in 2008. In 2007, there were net gains of $37.9 million related to the sale of hybrid securities and net losses of $1.7 million related to the change in fair value of hybrid securities and trading securities. 2007 net gains were partially offset by $9.4 million of losses on investment securities that were other-than-temporarily impaired. See “Investments” below in this Item 7.

Other Income. Other income in 2008 and 2007 was $11.7 million in each year and consisted mainly of income related to contract underwriting services.

Provision for Losses. The provision for losses for 2008 was $2,205.3 million, compared to $1,308.1 million for 2007. Our mortgage insurance segment experienced a significant increase in delinquencies and claims paid for 2008 compared to 2007. In addition to the increase in delinquencies, the provision for losses was affected by an increase in delinquent loan sizes, an aging of existing delinquencies, an increase in the projected default to claim rates and a continued high level of severity, all of which require a higher loss reserve. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007—Provision for Losses” below. The provision for losses in our financial guaranty segment in 2008 increased slightly from the comparable period of 2007 due primarily to a deterioration of assumed structured mortgage credits and less favorable loss development with respect to our structured finance business.

Provision for Premium Deficiency. The reserve for premium deficiency decreased by $108.8 million in 2008, compared to an increase of $195.6 million in 2007. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust the premium deficiency reserve, if necessary, as actual losses are incurred and premiums are received. A provision for second-lien premium deficiency in the amount of $155.2 million was initially established in 2007. The second-lien premium deficiency reserve decreased by $108.8 million during 2008 primarily due to the transfer of premium deficiency reserves to loss reserves and premiums earned, as actual losses were incurred and premiums were received, and assumptions of future premiums and losses were updated. In January 2009, we settled on certain second-lien mortgage insurance transactions, which reduced our risk in force by approximately $209 million to approximately $400 million. The settlement amount was $49.2 million less than our December 31, 2008 reserve amount, and as a result we reduced our second-lien premium deficiency reserve through the provision for premium deficiency by $49.2 million at December 31, 2008. A provision for first-lien premium deficiency in the amount of $421.8 million was established in June 2008. During the second half of 2008, the first-lien premium deficiency reserve was reduced to $0 primarily as a result of increased loss reserves recorded on our domestic first-lien mortgage insurance portfolio. See “Critical Accounting Policies—Reserve for Premium Deficiency” below.

Policy Acquisition Costs. Policy acquisition costs were $136.4 million for 2008, an increase of $23.2 million or 20.5% from $113.2 million for 2007. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated at least quarterly. The total periodic amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. In 2008, we accelerated $50.8 million of deferred policy acquisition cost amortization in our mortgage insurance segment in connection with the creation of a first-lien premium deficiency reserve.

Other Operating Expenses. Other operating expenses were $255.5 million for 2008, compared to $183.4 million for 2007. The increase in 2008 includes: (i) a $10.5 million increase in our reserve for contract underwriting services, (ii) a $9.3 million increase in compensation expense related to our stock- and cash-based performance plans, (iii) an increase in severance costs primarily related to the reduction in our financial guaranty operations, (iv) expenses and fees related to the termination of our pension plan, (v) fees associated with our credit facility and (vi) an increase in audit and legal fees. The increase in 2008 was partially offset by a decrease in salary expense, premium taxes and lower depreciation on software. Included in 2007 operating expenses is $14.0 million of expenses related to our terminated merger with MGIC and foreign exchange gains.

Interest Expense. Interest expense of $53.5 million for 2008 increased $0.5 million or 0.9% from $53.0 million for 2007. These amounts reflect interest on our long-term debt and other borrowings. Included in interest expense for 2008 and 2007 was $9.3 million and $4.2 million, respectively, of interest related to the $200 million that we drew down from our unsecured revolving credit facility in August 2007. See Note 13 of Notes to Consolidated Financial Statements. On January 18, 2008, we terminated certain interest rate swaps that we entered into in 2004, which converted the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). The basis adjustment of $11.5 million that was recorded as an increase to the long-term debt carrying value is being amortized into interest expense over the life of the debt.

Equity in Net Income (Loss) of Affiliates. Equity in net income of affiliates was $59.8 million for 2008, compared to equity in net loss of affiliates of $416.5 million for 2007. Sherman contributed $59.8 million of equity in net income of affiliates for 2008 compared to $84.8 million for 2007. While Sherman’s earnings remained relatively stable, our equity in net income of affiliates for 2008 reflects our reduced holdings in Sherman, effective September 1, 2007, as a result of our sale of a portion of our interests in Sherman, as well as the subsequent increase in our ownership from 21.8% to 28.7% in August 2008. The loss in 2007 was driven by the impairment of our total equity investment in C-BASS and the write-down of our $50 million credit facility with C-BASS. For more information, see “Results of Operations—Financial Services” below.

Income Tax Benefit. We recorded an income tax benefit of $263.6 million for 2008 and $778.6 million for 2007. The consolidated effective tax rate was 39.1% for 2008, compared to 37.6% for 2007. The higher effective tax rate for 2008 reflects the losses incurred during 2008 and an increase in the ratio of tax benefit generated from our tax-advantaged investment securities compared to our loss generated from operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net (Loss) Income. We incurred a consolidated net loss for 2007 of $1,290.3 million or $16.22 per share (diluted), compared to net income of $582.2 million or $7.08 per share (diluted) for 2006. The decrease in earnings for 2007 was mainly due to the significant disruption in the housing and mortgage credit markets during 2007, which impacted all of our business segments. In particular, our results for 2007 were negatively impacted by the impairment of our investment in C-BASS, a significant decrease in the change in fair value of derivative instruments, a significant increase in the provision for losses in both our financial guaranty and mortgage insurance segments and a premium deficiency for our second-lien mortgage business. These results were partially offset by the gain on the sale of a portion of our interest in Sherman in September 2007, an income tax benefit due to the losses incurred, a decrease in other operating expenses and an increase in net investment income.

Net Premiums Written and Earned. Consolidated net premiums written for 2007 were $1,085.2 million, an $80.9 million or 8.1% increase from $1,004.3 million for 2006. Consolidated net premiums earned for 2007 were $912.3 million, a $5.3 million or 0.6% increase from $907.0 million earned for 2006. Our mortgage insurance business experienced an increase in flow business written during 2007, reflecting an increase in demand for our traditional mortgage insurance products. Partially offsetting this increase in net premiums written in our mortgage insurance business was a year over year decrease in net premiums written in our financial guaranty business as a result of the difficult business production environment, particularly for our public finance business, resulting from the disruption in the credit markets and corresponding widening of credit spreads on Radian Asset Assurance. The year over year increase in net premiums earned was mainly due to an increase in premiums earned on our primary mortgage insurance business, international mortgage business and our financial guaranty public finance business. This increase was partially offset by a decrease in premiums earned from our financial guaranty structured products business.

Net Investment Income. Net investment income for 2007 was $256.1 million, a $21.8 million or 9.3% increase from $234.3 million in 2006. This increase was mainly due to an increase in invested assets as a result of positive cash flows and the $200 million draw down from our credit facility during the latter part of 2007, and higher yields in our investment portfolio.

Change in Fair Value of Derivative Instruments. For 2007, the change in fair value of derivative instruments was a net loss of $1,214.4 million, compared to a net gain of $124.9 million for 2006. The decrease in the change in fair value of derivative instruments in 2007 was mainly a result of an $840.4 million increase in the net loss on financial guaranty derivatives due to significant credit spread widening and a $449.5 million increase in the net loss related to our NIMS portfolio, which was primarily credit related. The $124.9 million gain for 2006 was due primarily to the net premiums earned on credit derivatives.

Net Gains on Other Financial Instruments. Net gains on other financial instruments for 2007 were $53.6 million, compared to $40.8 million for 2006. Included in net gains on other financial instruments for 2007 was a $37.9 million net gain related to the sale of hybrid securities. Also included in 2007 was $1.7 million of net losses related to the change in fair value of hybrid securities and trading securities. Included in 2006 was a $21.4 million pre-tax gain resulting from the sale of our remaining equity interest in Primus Guaranty, Ltd. (“Primus”) in the first quarter of 2006. The 2007 and 2006 net gains were partially offset by approximately $9.4 million and $10.6 million of losses on investment securities that were other-than-temporarily impaired in 2007 and 2006, respectively.

Other Income. Other income decreased to $11.7 million for 2007 from $20.9 million for 2006, mainly due to a decrease in fee income from affiliates and a decrease in mortgage insurance contract underwriting income as a result of less demand for this business in 2007.

Provision for Losses. The provision for losses for 2007 was $1,308.1 million, up from $369.3 million for 2006. This increase was driven mainly by the deteriorating credit performance in our mortgage insurance business, but also reflects credit deterioration in our financial guaranty portfolio. Our mortgage insurance segment experienced a significant increase in delinquencies compared to 2006, as well as an increase in delinquent loan sizes, a continuation of the aging on existing delinquencies, an increase in the projected default to claim rates and an increase in severity, all of which require a higher loss reserve. The provision for losses in our financial guaranty segment increased in 2007 compared to 2006, as a result of a $100 million reserve established for one CDO of ABS transaction. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007—Provision for Losses.” This was partially offset by a reduction of reserves on our trade credit reinsurance business.

Provision for Premium Deficiency. A provision for second-lien premium deficiency of $195.6 million was initially established in 2007. No reserve was required in 2006.

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

Other Operating Expenses. Other operating expenses were $183.4 million for 2007 compared to $242.6 million for 2006. Included in 2007 operating expenses is $14.0 million of expenses related to our terminated merger with MGIC. Excluding these merger related expenses, the decrease in other operating expenses was mainly due to foreign exchange gains and a decrease in employee costs, consulting costs, software expense, and depreciation expense on office equipment.

Interest Expense. Interest expense of $53.0 million for 2007 increased $4.9 million or 10.2% from $48.1 million for 2006. These amounts reflect interest on our long-term debt and other borrowings and include the impact from interest rate swaps that we entered into in 2004. Included in interest expense for 2007 was $4.2 million of interest related to the $200 million that we drew down from our unsecured revolving credit facility in August 2007.

Equity in Net (Loss) Income of Affiliates. Equity in net loss of affiliates was $416.5 million for 2007, compared to equity in net income of affiliates of $257.0 million for 2006. The decrease in 2007 was driven by the impairment of our total equity investment in C-BASS and the complete write-down of our $50 million credit facility with C-BASS. While Sherman’s earnings remained relatively stable, our equity in net income of affiliates for the second half of 2007 reflects our reduced holdings in Sherman, effective September 1, 2007, as a result of our sale of a portion of our interests in Sherman. Included in equity in net loss of affiliates for 2007 is $451.4 million of losses related to C-BASS, compared to equity in net income of affiliates of $133.9 million for 2006. Sherman contributed $84.8 million of equity in net income of affiliates for 2007 compared to $123.8 million for 2006.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $778.6 million for 2007 and an income tax provision of $231.1 million for 2006. The consolidated effective tax rate was 37.6% for 2007, compared to 28.4% for 2006. The higher effective tax rate for 2007 reflects the losses incurred during 2007 and an increase in the ratio of income generated from tax-advantaged investment securities compared to loss generated from operations. The tax rate for 2006 reflects the reversal of prior years’ tax exposures that expired June 30, 2006.

Results of Operations—Mortgage Insurance

The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Year Ended December 31			% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net (loss) income	$(784.6)	$(695.4)	$282.8	(12.8)%	n/m
Net premiums written-insurance	787.2	898.5	801.5	(12.4)	12.1%
Net premiums earned-insurance	808.8	779.3	774.8	3.8	0.6
Net investment income	154.6	148.3	138.3	4.2	7.2
Change in fair value of derivative instruments	102.2	(467.6)	41.0	n/m	n/m
Net (losses) gains on other financial instruments	(83.1)	39.9	30.2	n/m	32.1
Other income	11.1	11.3	13.1	(1.8)	(13.7)
Provision for losses	2,090.8	1,210.0	348.6	72.8	n/m
Provision for premium deficiency	(108.8)	195.6	—	n/m	n/m
Policy acquisition costs	89.1	67.8	65.0	31.4	4.3
Other operating expenses	155.4	135.2	172.0	14.9	(21.4)
Interest expense	27.6	27.9	26.6	(1.1)	4.9
Income tax (benefit) provision	(476.0)	(429.9)	102.3	(10.7)	n/m

n/m—not meaningful

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Loss. Our mortgage insurance segment’s net loss for 2008 was $784.6 million, compared to a net loss of $695.4 million for 2007. Our 2008 results were negatively impacted by a significant increase in the provision for losses, an increase in net losses on other financial instruments, such as our hybrid securities and other-than-temporarily impaired securities in our investment portfolio, and an increase in policy acquisition costs and other operating expenses. Our 2008 losses were partially offset by a positive change in fair value of derivative instruments due to the implementation of SFAS No. 157 and a reduction of our second-lien premium deficiency reserve.

Net Premiums Written and Earned. Net premiums written for 2008 were $787.2 million, a $111.3 million or 12.4% decrease from $898.5 million for 2007. Net premiums earned for 2008 were $808.8 million, a $29.5 million or 3.8% increase compared to $779.3 million for 2007. Primary new insurance written decreased in 2008, mainly due to a decrease in mortgage loan originations, our more restrictive underwriting guidelines, the absence of a secondary market for writing structured mortgage insurance business and increased competition from the FHA. In addition, net premiums written on our non-traditional business decreased significantly in 2008 compared to 2007. The increase in net premiums earned in 2008 compared to 2007 resulted from the higher volume of primary new insurance written during 2007 compared to prior years and an increase in persistency rates. We anticipate modest growth in mortgage insurance earned premiums from our traditional flow business in 2009 as our insurance in force continues to grow.

The following table provides additional information related to mortgage insurance premiums written and earned for the years indicated:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Premiums written (1)
Primary and Pool Insurance	$759,943	$835,961	$723,213
Second-lien	11,458	27,236	57,935
International	15,831	35,306	20,375

Total premiums written-insurance	$787,232	$898,503	$801,523

Premiums earned (1)
Primary and Pool Insurance	$768,723	$730,966	$715,136
Second-lien	18,727	32,744	52,588
International	21,331	15,549	7,028

Total premiums earned-insurance	$808,781	$779,259	$774,752

(1)	Excludes premiums written and earned on credit derivatives. These premiums are reported within the change in fair value of derivative instruments. Premiums written on credit derivatives for the year ended December 31, 2008 were $18.7 million, compared to $56.6 million and $47.6 million, for 2007 and 2006, respectively. Premiums earned on credit derivatives for the year ended December 31, 2008 were $26.1 million, compared to $64.3 million and $37.3 million, for 2007 and 2006, respectively.

Net Investment Income. Net investment income attributable to our mortgage insurance business for 2008 was $154.6 million, an increase of $6.3 million or 4.2%, compared to $148.3 million for 2007. Investment income for 2008 reflects an increase in average investable assets primarily due to the redemption of tax and loss bonds during 2008.

Change in Fair Value of Derivative Instruments. The change in fair value of derivative instruments was a gain of $102.2 million for 2008, compared to a loss of $467.6 million for 2007. The 2008 results include a net gain of $117.9 million related to our NIMS portfolio as a result of our implementation of SFAS No. 157, which was partially offset by a $36.7 million net loss on our domestic and international CDS derivatives. The loss in 2007 was mainly due to the $449.5 million net loss on our NIMS and the $86.2 million net loss on our domestic and international CDS derivatives.

Net (Losses) Gains on Other Financial Instruments. Net losses on other financial instruments in our mortgage insurance investment portfolio were $83.1 million for 2008, compared to net gains of $39.9 million for 2007. Included in the 2008 net loss were: (i) losses related to the change in fair value of hybrid securities and trading securities of $111.5 million, (ii) $20.2 million of losses on other-than-temporarily impaired investment securities and (iii) $18.4 million of gains related to the change in fair value of the NIMS VIE debt and VIE assets that we were required to consolidate in 2008. Included in net gains for 2007 were net gains related to the sale of hybrid securities of approximately $26.2 million, partially offset by losses related to the change in fair value of other hybrid securities and trading securities of $1.9 million. The 2007 net gain also includes approximately $9.4 million in losses related to the write-down of other-than-temporarily impaired securities.

Other Income. Other income for 2008 was $11.1 million, a $0.2 million or 1.8% decrease from $11.3 million in 2007. Other income primarily includes income related to contract underwriting services.

Provision for Losses. The provision for losses for 2008 was $2,090.8 million, compared to $1,210.0 million for 2007. The 2008 amount reflects increases in delinquencies and claims paid, larger delinquent loan balances, a higher ratio at which delinquencies are moving to claim and a continued high level of severity. Deterioration in economic conditions and home price declines have resulted in a significant increase in delinquencies during 2007 and 2008, particularly among loans originated in 2005 through the first half of 2008, with primary areas of deteriorating performance in California, Florida, Nevada and several Midwestern states. The adjustable rate mortgage (“ARM”) portion of our portfolio also contributed to the rise in delinquencies in 2007 and 2008 as resets forced many homeowners into default without the ability to refinance.

Provision for Premium Deficiency. The reserve for premium deficiency decreased by $108.8 million in 2008, compared to a $195.6 million increase in 2007. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust a premium deficiency reserve, if necessary, as actual losses are incurred and premiums received. A provision for second-lien premium deficiency in the amount of $155.2 million was initially established in 2007. During 2008, we reduced this reserve by $108.8 million as a result of the transfer of premium deficiency reserves to loss reserves and premiums earned, as actual losses were incurred and premiums were received, and assumptions of future premiums and losses were updated. In January 2009, we settled certain second-lien mortgage insurance transactions, which reduced our risk in force by approximately $209 million. The settlement amount was $49.2 million less than our reserve amount, and as a result we reduced our second-lien premium deficiency reserve through the provision for premium deficiency by $49.2 million at December 31, 2008. A provision for first-lien premium deficiency in the amount of $421.8 million was established in the second quarter of 2008. During the second half of 2008, the first-lien premium deficiency reserve was reduced to $0 primarily as a result of increased loss reserves recorded on our domestic first-lien mortgage insurance portfolio. See “Critical Accounting Policies—Reserve for Premium Deficiency” below.

Policy Acquisition Costs. Policy acquisition costs were $89.1 million for 2008, compared to $67.8 million for 2007. In 2008, we accelerated $50.8 million of deferred policy acquisition cost amortization in connection with the creation of a first-lien premium deficiency reserve in 2008. During 2007, amortization expense was impacted by an increase in persistency rates and updates to our loss ratios assumptions, both of which affected the rate at which deferred policy acquisition costs were amortized.

Other Operating Expenses. Other operating expenses were $155.4 million for 2008, an increase of $20.2 million or 14.9%, compared to $135.2 million for 2007. The increase in other operating expenses in 2008 was primarily due to a $10.5 million increase in reserves established for our contract underwriting business and outside consulting fees, partially offset by a decrease in premium taxes as a result of a decrease in new business written, and software depreciation. Contract underwriting expenses for 2008, including the impact of reserves for remedies in other operating expenses, were $31.5 million, compared to $22.6 million for 2007. During 2008, loans underwritten via contract underwriting for flow business accounted for 12.4% of applications, 11.5% of commitments for insurance and 10.7% of insurance certificates issued compared to 12.4%, 11.5%, and 10.1%, respectively for 2007. Included in 2007 was $13.4 million of expense related to our terminated merger with MGIC and foreign currency gains.

Interest Expense. Interest expense attributable to our mortgage insurance business for 2008 was $27.6 million compared to $27.9 million for 2007. Both periods include interest on our long-term debt and other borrowings that was allocated to the mortgage insurance segment.

Income Tax Benefit. We recorded an income tax benefit of $476.0 million for 2008 and $429.9 million for 2007. The effective tax rate was 37.8% for 2008, compared to 38.2% for 2007. The lower effective tax rate for 2008 reflects a decrease in the ratio of income generated from tax-advantaged investment securities compared to loss generated from operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net (Loss) Income. Our mortgage insurance segment’s net loss for 2007 was $695.4 million, compared to $282.8 million of net income for 2006. The 2007 loss was mainly due to the significant disruptions in the housing and mortgage credit markets during 2007, which resulted in a significant increase in our mortgage insurance provision for losses, a significant net loss related to NIMS and CDS, and a provision for second-lien premium deficiency. Partially offsetting these losses was an income tax benefit due to the losses incurred in 2007 and a decrease in operating expenses.

Net Premiums Written and Earned. Net premiums written for 2007 were $898.5 million, a $97.0 million or 12.1% increase from $801.5 million for 2006. Net premiums earned for 2007 were $779.3 million, a $4.5 million or 0.6% increase compared to $774.8 million for 2006. Net premiums written in 2007 were positively impacted by the uncertain credit markets in 2007, which led to increased production in our traditional flow business. Net premiums earned for 2007 also were positively impacted by increases in premiums earned from NIMS and international business, partially offset by a decrease in premiums earned from our second-lien business due to a lesser amount of business originated in 2006 and 2007. Net premiums earned from all our non-traditional products were $48.3 million for 2007, compared to $59.6 million for 2006.

Net Investment Income. Net investment income attributable to our mortgage insurance business for 2007 was $148.3 million, an increase of $10.0 million or 7.2%, compared to $138.3 million for 2006. Investment income for 2007 reflects an increase in invested assets and higher interest rates.

Change in Fair Value of Derivative Instruments. The change in fair value of derivative instruments was a loss of $467.6 million for 2007, compared to a gain of $41.0 million for 2006. The decrease in 2007 was mainly due to the $449.5 million net loss on our NIMS book, compared to $6.9 million of net losses on NIMS in 2006. In addition to NIMS, RMBS CDS in our domestic mortgage insurance business resulted in an additional net loss of $86.2 million in 2007, compared to a net loss of $2.7 million in 2006.

Net Gains on Other Financial Instruments. Net gains on other financial instruments in our mortgage insurance segment were $39.9 million for 2007, compared to $30.2 million for 2006. Included in 2007, were net gains related to the sale of hybrid securities of approximately $26.2 million, offset by losses related to the change in fair value of other hybrid securities and trading securities of $1.9 million. Included in net gains on other financial instruments for 2006 is an allocation of net gains on other financial instruments to the mortgage insurance segment, most of which came from the sale of our remaining interest in Primus. The amounts reported for 2007 and 2006 include approximately $9.4 million and $10.6 million, respectively, in losses related to the write-down of other-than-temporarily impaired securities.

Other Income. Other income for 2007 was $11.3 million, a $1.8 million or 13.7% decrease from $13.1 million in 2006. Other income decreased in 2007 as a result of lower contract underwriting volume.

Provision for Losses. The provision for losses for 2007 was $1,210.0 million, compared to $348.6 million for 2006. The increase in 2007 was mainly attributable to increases in delinquencies and claims paid, the aging of existing delinquencies, larger loan balances, a higher ratio at which delinquencies were moving to claim and increased severity.

Provision for Premium Deficiency. A provision for second-lien premium deficiency of $195.6 million was established in 2007. No premium deficiency was required in 2006.

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

Other Operating Expenses. Other operating expenses were $135.2 million for 2007, a decrease of $36.8 million or 21.4%, compared to $172.0 million for 2006. Included in 2007 was $13.4 million of expense related to our terminated merger with MGIC. Excluding these merger related expenses, other operating expenses for 2007 decreased compared to 2006 due to foreign currency gains and lower employee costs and office and computer equipment depreciation. The amount reported for 2006 included a $6.0 million write-off of software that was deemed impaired. Contract underwriting expenses for 2007 and 2006, including the impact of reserves for remedies, were $22.6 million and $28.1 million, respectively.

Interest Expense. Interest expense attributable to our mortgage insurance business for 2007 was $27.9 million compared to $26.6 million for 2006. These amounts include interest on our long-term debt and other borrowings that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $429.9 million for 2007 and an income tax provision of $102.3 million for 2006. The effective tax rate was 38.2% for 2007 compared to 26.6% for 2006. The higher effective tax rate for 2007 reflects the losses incurred during 2007 and an increase in the ratio of income generated from tax-advantaged investment securities compared to loss generated from operations. The tax rate for 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006.

Selected Mortgage Insurance Information

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third-parties.

	Year Ended December 31
	2008		2007		2006
	($ in millions)
Primary new insurance written (“NIW”)
Flow	$31,265	96.2%	$40,335	70.6%	$25,364	63.2%
Structured	1,248	3.8	16,797	29.4	14,753	36.8

Total Primary	$32,513	100.0%	$57,132	100.0%	$40,117	100.0%

Flow
Prime	$29,359	93.9%	$29,800	73.9%	$18,578	73.2%
Alt-A	1,170	3.7	6,847	17.0	4,836	19.1
A minus and below	736	2.4	3,688	9.1	1,950	7.7

Total Flow	$31,265	100.0%	$40,335	100.0%	$25,364	100.0%

Structured
Prime	$1,245	99.8%	$3,436	20.5%	$4,000	27.1%
Alt-A	3	0.2	12,515	74.5	9,222	62.5
A minus and below	—	—	846	5.0	1,531	10.4

Total Structured	$1,248	100.0%	$16,797	100.0%	$14,753	100.0%

Total
Prime	$30,604	94.1%	$33,236	58.2%	$22,578	56.3%
Alt-A	1,173	3.6	19,362	33.9	14,058	35.0
A minus and below	736	2.3	4,534	7.9	3,481	8.7

Total Primary	$32,513	100.0%	$57,132	100.0%	$40,117	100.0%

	Year Ended December 31
	2008		2007		2006
	($ in millions)
Total Primary New Insurance Written by FICO (a) Score
Flow
>=740	$14,792	47.3%	$11,108	27.6%	$6,858	27.0%
680-739	11,454	36.6	14,891	36.9	9,210	36.4
620-679	4,642	14.9	11,988	29.7	7,693	30.3
<=619	377	1.2	2,348	5.8	1,603	6.3

Total Flow	$31,265	100.0%	$40,335	100.0%	$25,364	100.0%

Structured
>=740	$790	63.3%	$5,189	30.9%	$3,145	21.3%
680-739	441	35.3	7,123	42.4	5,760	39.0
620-679	17	1.4	3,947	23.5	4,303	29.2
<=619	—	—	538	3.2	1,545	10.5

Total Structured	$1,248	100.0%	$16,797	100.0%	$14,753	100.0%

Total
>=740	$15,582	47.9%	$16,297	28.5%	$10,003	24.9%
680-739	11,895	36.6	22,014	38.5	14,970	37.3
620-679	4,659	14.3	15,935	27.9	11,996	29.9
<=619	377	1.2	2,886	5.1	3,148	7.9

Total Primary	$32,513	100.0%	$57,132	100.0%	$40,117	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.

	Year Ended December 31
	2008		2007		2006
Percentage of primary new insurance written
Refinances	30%		37%		35%
95.01% LTV (b) and above	11%		25%		15%
ARMS
Less than five years	1%		13%		24%
Five years and longer	8%		11%		14%
Primary risk written ($ in millions)
Flow	$7,494	95.9%	$10,325	85.3%	$6,386	82.0%
Structured	318	4.1	1,785	14.7	1,404	18.0

Total	$7,812	100.0%	$12,110	100.0%	$7,790	100.0%

(b)	Loan-to-value (“LTV”) ratios: The ratio of the original loan amount to the original value of the property.

	Year Ended December 31
	2008	2007	2006
	(In millions)
Pool risk written	$60	$261	$359
Other risk written
Second-lien
1st loss	$—	$9	$47
2nd loss	—	21	233
NIMS	—	377	502
International
1st loss-Hong Kong primary mortgage insurance	51	130	65
Reinsurance	62	67	21
Other
Domestic CDS	—	—	32

Total other risk written	$113	$604	$900

During 2006 through 2008, we wrote pool risk in a second-loss position. In these transactions, we will only pay claims if the losses on these pools of mortgages are greater than any applicable deductible.

For the year ended December 31, 2008, other risk written was $113.0 million, compared to $604.0 million for 2007 and $900.0 million for 2006. As discussed above, we are no longer writing insurance on NIMS and second-lien mortgages or entering into CDS transactions on mortgage collateral. A large portion of the other risk written for the year ended December 31, 2007 was insurance on NIMS written during the first half of 2007.

	December 31
	2008		2007		2006
	($ in millions)
Primary insurance in force
Flow	$121,439	78.2%	$105,246	73.6%	$83,529	73.3%
Structured	33,800	21.8	37,820	26.4	30,374	26.7

Total Primary	$155,239	100.0%	$143,066	100.0%	$113,903	100.0%

Prime	$111,558	71.9%	$93,577	65.4%	$76,854	67.5%
Alt-A	32,623	21.0	37,031	25.9	25,571	22.4
A minus and below	11,058	7.1	12,458	8.7	11,478	10.1

Total Primary	$155,239	100.0%	$143,066	100.0%	$113,903	100.0%

Primary risk in force
Flow	$30,388	86.9%	$26,531	83.9%	$20,724	81.9%
Structured	4,563	13.1	5,091	16.1	4,587	18.1

Total Primary	$34,951	100.0%	$31,622	100.0%	$25,311	100.0%

Flow
Prime	$24,815	81.7%	$20,616	77.7%	$16,283	78.6%
Alt-A	3,584	11.8	3,810	14.4	2,880	13.9
A minus and below	1,989	6.5	2,105	7.9	1,561	7.5

Total Flow	$30,388	100.0%	$26,531	100.0%	$20,724	100.0%

Structured
Prime	$2,390	52.4%	$2,116	41.5%	$1,903	41.5%
Alt-A	1,412	30.9	1,978	38.9	1,354	29.5
A minus and below	761	16.7	997	19.6	1,330	29.0

Total Structured	$4,563	100.0%	$5,091	100.0%	$4,587	100.0%

Total
Prime	$27,205	77.8%	$22,732	71.9%	$18,186	71.9%
Alt-A	4,996	14.3	5,788	18.3	4,234	16.7
A minus and below	2,750	7.9	3,102	9.8	2,891	11.4

Total Primary	$34,951	100.0%	$31,622	100.0%	$25,311	100.0%

Direct primary insurance in force was $155.2 billion at December 31, 2008, compared to $143.1 billion at December 31, 2007 and $113.9 billion at December 31, 2006. Primary insurance in force has steadily increased during these periods as a result of the high level of flow business generated during 2007 and 2008, and the increased persistency rates in 2007 and 2008.

	December 31
	2008		2007		2006
	($ in millions)
Total Primary Risk in Force by FICO Score
Flow
>=740	$9,436	31.1%	$7,060	26.6%	$5,435	26.2%
680-739	11,253	37.0	9,773	36.8	7,556	36.5
620-679	8,195	27.0	8,059	30.4	6,391	30.8
<=619	1,504	4.9	1,639	6.2	1,342	6.5

Total Flow	$30,388	100.0%	$26,531	100.0%	$20,724	100.0%

Structured
>=740	$1,233	27.0%	$1,177	23.1%	$542	11.8%
680-739	1,422	31.2	1,488	29.2	1,095	23.9
620-679	1,205	26.4	1,490	29.3	1,619	35.3
<=619	703	15.4	936	18.4	1,331	29.0

Total Structured	$4,563	100.0%	$5,091	100.0%	$4,587	100.0%

Total
>=740	$10,669	30.5%	$8,237	26.1%	$5,977	23.6%
680-739	12,675	36.3	11,261	35.6	8,651	34.2
620-679	9,400	26.9	9,549	30.2	8,010	31.6
<=619	2,207	6.3	2,575	8.1	2,673	10.6

Total Primary	$34,951	100.0%	$31,622	100.0%	$25,311	100.0%

Percentage of primary risk in force
Refinances	30%		31%		33%
95.01% LTV and above	22%		24%		18%
ARMs
Less than five years	9%		12%		19%
Five years and longer	9%		10%		9%

	December 31
	2008		2007		2006
	($ in millions)
Total primary risk in force by LTV
85.00% and below	$3,598	10.3%	$3,819	12.1%	$3,803	15.0%
85.01% to 90.00%	12,331	35.3	10,600	33.5	9,062	35.8
90.01% to 95.00%	11,217	32.1	9,674	30.6	8,005	31.6
95.01% and above	7,805	22.3	7,529	23.8	4,441	17.6

Total Primary	$34,951	100.0%	$31,622	100.0%	$25,311	100.0%

Total primary risk in force by policy year
2004 and prior	$7,297	20.9%	$8,871	28.0%	$11,678	46.2%
2005	4,229	12.1	5,112	16.2	6,538	25.8
2006	5,196	14.9	6,016	19.0	7,095	28.0
2007	10,711	30.6	11,623	36.8	—	—
2008	7,518	21.5	—	—	—	—

Total Primary	$34,951	100.0%	$31,622	100.0%	$25,311	100.0%

Pool risk in force
Prime	$2,090	70.8%	$2,111	70.3%	$2,182	72.9%
Alt-A	291	9.9	293	9.7	295	9.9
A minus and below	569	19.3	600	20.0	514	17.2

Total pool risk in force	$2,950	100.0%	$3,004	100.0%	$2,991	100.0%

Total pool risk in force by policy year
2004 and prior	$1,818	61.6%	$1,889	62.9%	$2,048	68.5%
2005	584	19.8	595	19.8	651	21.7
2006	252	8.6	265	8.8	292	9.8
2007	237	8.0	255	8.5	—	—
2008	59	2.0	—	—	—	—

Total Pool	$2,950	100.0%	$3,004	100.0%	$2,991	100.0%

	December 31
	2008	2007	2006
	(In millions)
Other risk in force
Second-lien
1st loss	$267	$377	$592
2nd loss	355	548	610
NIMS	438	604	592
International
1st loss-Hong Kong primary mortgage insurance	413	465	335
Reinsurance	153	103	47
CDS	3,361	8,202	7,897
Other
Domestic CDS	132	212	212
Financial guaranty wrap	—	—	37

Total other risk in force	$5,119	$10,511	$10,322

Other risk in force was $5.1 billion at December 31, 2008, compared to $10.5 billion at December 31, 2007 and $10.3 billion at December 31, 2006. Most of this risk in force relates to the two large international mortgage securitizations completed in 2005, representing a total of $8.2 billion of risk in force at December 31, 2007 and $7.9 billion of risk in force at December 31, 2006, in which we provided credit enhancement at a AAA level. As discussed above, we terminated one of these transactions in the fourth quarter of 2008, reducing our risk in force by approximately $4.0 billion related to these transactions to $3.4 billion. See “Overview of Business Results—Mortgage Insurance—Discontinued Non-Traditional Products—Credit Default Swaps” above.

We ceased writing new NIMS business during the second quarter of 2007. See “Overview of Business Results—Mortgage Insurance—Discontinued Non-Traditional Products—NIMS” for a discussion of our ultimate loss projections with respect to NIMS.

In January 2009, we settled certain second-lien mortgage insurance transactions, which reduced our risk in force by approximately $209 million. The settlement amount was $49.2 million less than our reserve amount, and as a result, we reduced our second-lien premium deficiency reserve through the provision for premium deficiency by $49.2 million at December 31, 2008.

	December 31
	2008	2007	2006
Default Statistics Primary Insurance:
Flow
Prime
Number of insured loans	624,970	565,563	500,464
Number of loans in default	44,575	20,632	15,141
Percentage of total loans in default	7.13%	3.65%	3.03%
Alt-A
Number of insured loans	68,948	74,559	63,469
Number of loans in default	16,959	7,980	4,348
Percentage of total loans in default	24.60%	10.70%	6.85%
A minus and below
Number of insured loans	59,189	63,853	52,440
Number of loans in default	15,768	10,087	7,250
Percentage of total loans in default	26.64%	15.80%	13.83%
Total Flow
Number of insured loans	753,107	703,975	616,373
Number of loans in default	77,302	38,699	26,739
Percentage of total loans in default	10.26%	5.50%	4.34%
Structured
Prime
Number of insured loans	67,165	64,789	62,680
Number of loans in default	6,692	4,707	3,300
Percentage of total loans in default	9.96%	7.27%	5.26%
Alt-A
Number of insured loans	80,491	97,526	70,164
Number of loans in default	18,747	8,783	3,647
Percentage of total loans in default	23.29%	9.01%	5.20%
A minus and below
Number of insured loans	22,315	28,747	36,597
Number of loans in default	7,812	8,659	9,014
Percentage of total loans in default	35.01%	30.12%	24.63%
Total Structured
Number of insured loans	169,971	191,062	169,441
Number of loans in default	33,251	22,149	15,961
Percentage of total loans in default	19.56%	11.59%	9.42%

	December 31
	2008	2007	2006
Total Primary Insurance
Prime
Number of insured loans	692,135	630,352	563,144
Number of loans in default	51,267	25,339	18,441
Percentage of total loans in default	7.41%	4.02%	3.27%
Alt-A
Number of insured loans	149,439	172,085	133,633
Number of loans in default	35,706	16,763	7,995
Percentage of total loans in default	23.89%	9.74%	5.98%
A minus and below
Number of insured loans	81,504	92,600	89,037
Number of loans in default	23,580	18,746	16,264
Percentage of loans in default	28.93%	20.24%	18.27%
Total Primary
Number of insured loans	923,078	895,037	785,814
Number of loans in default(1)	110,553	60,848	42,700
Percentage of loans in default	11.98%	6.80%	5.43%
Pool insurance:
Number of loans in default(2)	32,677	26,526	18,681

(1)	Includes 539, 2,595 and 1,161 defaults at December 31, 2008, December 31, 2007 and December 31, 2006, respectively, where reserves have not been established because no claim payment is currently anticipated.
(2)	Includes 21,719, 20,193 and 13,309 defaults at December 31, 2008, December 31, 2007 and December 31, 2006, respectively, where reserves have not been established because no claim payment is currently anticipated.

We generally do not establish reserves for loans that are in default if we do not believe we will be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days.

The total number of loans in default, including second-liens, increased to 153,259 at December 31, 2008, from 96,203 at December 31, 2007 and 67,173 at December 31, 2006. The average loss reserve per default at December 31, 2008 was $19,509, compared to $13,986 and $9,725 at December 31, 2007 and 2006, respectively. Primary and pool defaults at December 31, 2008 included 539 and 21,719 defaults, respectively, on loans where reserves have not been established because no claim payment is currently anticipated. At December 31, 2007, primary and pool defaults included 2,595 and 20,193 defaults, respectively, on loans where reserves have not been established. At December 31, 2006, primary and pool defaults included 1,161 and 13,309 defaults, respectively, on loans where reserves have not been established. Excluding those defaults without a related reserve, the average loss reserve per default was $22,824, $18,327 and $12,395 at December 31, 2008, 2007 and 2006, respectively.

The following table lists our total direct claims paid by product and average claim paid by product for the periods indicated:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Direct claims paid:
Prime	$310,965	$166,967	$117,471
Alt-A	210,700	107,672	64,018
A minus and below	211,612	152,670	93,662
Second-lien	182,872	90,799	38,204

Total	$916,149	$518,108	$313,355

Average claim paid:
Prime	$40.9	$31.8	$26.1
Alt-A	54.8	45.4	35.6
A minus and below	39.0	33.8	28.3
Second-lien	35.5	32.4	26.8
Total	$41.6	$34.7	$28.4

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 62.5% of our primary risk in force and approximately 18.6% of our pool risk in force at December 31, 2008 had not yet reached its highest claim frequency years. At December 31, 2007, the comparable amounts were 67.2% and 37.1%, respectively. The business written from late 2005 through the first half of 2008 has experienced default and claim activity sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

	Year Ended December 31
	2008	2007	2006
	($ in thousands)
States with highest claims paid (1st lien):
California	$115,947	$21,158	$864
Michigan	68,761	49,806	29,567
Florida	45,649	14,724	2,626
Ohio	44,469	40,689	30,147
Georgia	44,313	30,364	26,032
Percentage of total claims paid:
California	16.0%	5.1%	0.3%
Michigan	9.5	9.8	9.4
Florida	6.3	3.5	1.0
Ohio	6.1	8.0	9.6
Georgia	6.1	6.0	8.3

Claims paid in California and Florida have increased significantly as home price depreciation in those states has been at a much greater level than the national average. Those states also contain a higher percentage of Alt-A loans, which have had a higher claim frequency. We believe that claims in the Midwest and Southeast have been rising (and will continue to rise) due to the weak industrial sector of the economy in those areas. A much higher level of claims exist in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state.

A higher proportion of new delinquencies in 2008 and 2007 are from loans in Florida, Nevada and California, which would suggest that claims paid in those states will continue to increase, perhaps significantly, in 2009.

The following table lists our primary mortgage risk in force for the top ten states for each period indicated:

	December 31
	2008	2007	2006
	($ in millions)
Primary risk in force: (in millions)
California	$3,768	$2,785	$1,962
Florida	3,069	2,857	2,317
Texas	2,277	2,068	1,633
Georgia	1,623	1,506	1,222
Illinois	1,573	1,404	1,118
Ohio	1,535	1,478	1,230
New York	1,431	1,380	1,280
New Jersey	1,211	1,082	849
Michigan	1,171	1,138	974
Arizona	1,101	982	738

Percentage of total primary risk in force:
California	10.8%	8.8%	7.8%
Florida	8.8	9.0	9.2
Texas	6.5	6.5	6.5
Georgia	4.6	4.8	4.8
Illinois	4.5	4.4	4.4
Ohio	4.4	4.7	4.9
New York	4.1	4.4	5.1
New Jersey	3.5	3.4	3.4
Michigan	3.4	3.6	3.8
Arizona	3.2	3.1	2.9

In the mortgage insurance segment, the highest state concentration of primary risk in force at December 31, 2008 was California at 10.8% compared to 8.8% at December 31, 2007 and 7.8% at December 31, 2006. California accounted for 17.3% of our mortgage insurance segment’s direct primary new insurance written for the year ended December 31, 2008, compared to 15.8% and 12.8% for the years ended December 31, 2007 and December 31, 2006, respectively. Although very early in its existence, the new business we have written in California in 2008 currently is performing better than the business we have written in other states in 2008 with respect to early payment defaults. We believe our new California business also is generally less risky than our total 2008 business. We have taken steps to limit our new business written in California for 2009 to levels that reflect that state’s share of the overall mortgage insurance market.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 20.5% of primary new insurance written for 2008 compared to 19.4% for 2007 and 18.6% for 2006.

	At or For the Year Ended December 31
	2008		2007		2006
	(In thousands)
Provision for losses	$2,090,845		$1,210,100		$348,618
Reserve for losses	$2,989,994		$1,345,452		$653,236

Reserves for losses by category:
Prime	$829,097		$343,705		$198,133
Alt-A	977,177		450,106		136,411
A minus and below	446,193		361,240		228,012
Pool insurance	107,441		54,394		31,116
Second-lien	136,591	(1)	112,751	(1)	36,166
Other	1,659		1,268		1,635

Reserve for losses, net	2,498,158		1,323,464		631,473
Reinsurance recoverable (2)	491,836		21,988		21,763

Total	$2,989,994		$1,345,452		$653,236

Provision for premium deficiency	$(108,785)		$195,646		$—
Reserve for premium deficiency	$86,861		$195,646		$—

(1)	Does not include amounts related to expected future losses on loans that are not currently delinquent that are included in our reserve for second-lien premium deficiency.
(2)	Relates to ceded losses on captive transactions and Smart Home.

Our mortgage insurance loss reserve as a percentage of our mortgage insurance risk in force was 7.0% at December 31, 2008, compared to 3.0% at December 31, 2007 and 1.7% at December 31, 2006.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and loss adjustment expenses (“LAE”) for 2008 and 2007:

	2008	2007
	(In thousands)
Mortgage Insurance
Balance at January 1	$1,345,452	$653,236
Less reinsurance recoverables (1)	21,988	21,763

Balance at January 1, net	1,323,464	631,473
Add losses and LAE incurred in respect of defaults reported and unreported	2,090,845	1,210,100
Deduct losses and LAE paid	916,149	518,108
Foreign exchange adjustment	(2)	(1)

Balance at December 31, net	2,498,158	1,323,464
Add reinsurance recoverables (1)	491,836	21,988

Balance at December 31	$2,989,994	$1,345,452

(1)	Related to ceded losses on captive reinsurance transactions and Smart Home.

	At or For the Year Ended December 31
	2008	2007	2006
1st Lien Captives
Premiums ceded to captives (in millions)	$138.3	$121.6	$96.7
% of total premiums	15.0%	14.1%	11.7%
NIW subject to captives (in millions)	$11,825	$23,322	$13,157
% of primary NIW	36.4%	40.8%	32.8%
IIF (c) subject to captives	34.8%	36.5%	34.1%
RIF (d) subject to captives	43.8%	41.6%	38.9%
Persistency (12 months ended)	85.8%	75.4%	67.3%

(c)	Insurance in force (“IIF”) on captives as a percentage of total insurance in force.
(d)	Risk in force (“RIF”) on captives as a percentage of total risk in force.

	At or For the Year Ended December 31
Alt-A Information	2008		2007		2006
			($ in millions)

Primary new insurance written by FICO score
>=740	$509	43.4%	$5,422	28.0%	$3,655	26.0%
680-739	571	48.7	9,158	47.3	6,756	48.0
660-679	64	5.4	2,783	14.4	2,019	14.4
620-659	26	2.2	1,889	9.7	1,600	11.4
<=619	3	0.3	110	0.6	28	0.2

Total	$1,173	100.0%	$19,362	100.0%	$14,058	100.0%

Primary risk in force by FICO score
>=740	$1,227	24.6%	$1,546	26.7%	$903	21.3%
680-739	2,399	48.0	2,653	45.8	1,897	44.8
660-679	734	14.7	826	14.3	681	16.1
620-659	603	12.1	725	12.5	729	17.2
<=619	33	0.6	38	0.7	24	0.6

Total	$4,996	100.0%	$5,788	100.0%	$4,234	100.0%

Primary risk in force by LTV
85.00% and below	$1,275	25.5%	$1,424	24.6%	$1,045	24.7%
85.01% to 90.00%	2,077	41.6	2,317	40.0	1,832	43.3
90.01% to 95.00%	1,295	25.9	1,668	28.8	1,237	29.2
95.01% and above	349	7.0	379	6.6	120	2.8

Total	$4,996	100.0%	$5,788	100.0%	$4,234	100.0%

Primary risk in force by policy year
2004 and prior	$907	18.1%	$1,102	19.0%	$1,558	36.8%
2005	676	13.5	846	14.6	1,157	27.3
2006	1,109	22.2	1,273	22.0	1,519	35.9
2007	2,051	41.1	2,567	44.4	—	—
2008	253	5.1	—	—	—	—

Total	$4,996	100.0%	$5,788	100.0%	$4,234	100.0%

Results of Operations—Financial Guaranty

The following table summarizes the results of operations for our financial guaranty segment for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Year Ended December 31			% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net income (loss)	$339.1	$(440.2)	$136.1	n/m	n/m
Net premiums written-insurance	29.6	186.7	202.8	(84.2)%	(7.9)%
Net premiums earned-insurance	163.0	133.0	132.3	22.6	0.5
Net investment income	108.4	107.7	95.9	0.7	12.3
Change in fair value of derivative instruments	608.8	(746.8)	83.9	n/m	n/m
Net (losses) gains on other financial instruments	(66.5)	12.5	7.8	n/m	60.3
Other income	0.3	0.3	0.7	n/m	(57.1)
Provision for losses	114.5	98.0	20.7	16.8	n/m
Policy acquisition costs	47.3	45.4	46.6	4.2	(2.6)
Other operating expenses	99.5	49.3	59.8	n/m	(17.6)
Interest expense	25.6	19.8	16.6	29.3	19.3
Income tax provision (benefit)	188.0	(265.6)	40.9	n/m	n/m

n/m—not meaningful

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Income (Loss). Our financial guaranty segment’s net income for 2008 was $339.1 million, compared to a net loss of $440.2 million for 2007. The increase in net income was mainly due to the large positive impact on the change in fair value of derivative instruments resulting from our implementation of SFAS No. 157 and higher net premiums earned as a result of an increase in prepayments or refundings of public finance obligations. Partially offsetting this increase in net income was an increase in the provision for losses, an increase in other operating expenses, net losses on other financial instruments and a higher tax provision. Net income for 2008 includes a $7.0 million immediate after-tax reduction as a result of the 2008 FG Recaptures.

Net Premiums Written and Earned. Our financial guaranty segment’s net premiums written for 2008 were $29.6 million, a $157.1 million or 84.2% decrease compared to $186.7 million for 2007. Net premiums written for 2008 were reduced by $51.1 million due to the 2008 FG Recaptures. In addition, the decrease in net premiums written in 2008 compared to 2007 was attributable to our decision in the third quarter of 2008 to discontinue writing new financial guaranty business for the foreseeable future. Premiums earned in 2008 were $163.0 million, a $30.0 million or 22.6% increase compared to $133.0 million in 2007. Premiums earned in 2008 were reduced by $17.1 million due to the 2008 FG Recaptures. Included in net premiums earned for 2008 were premiums related to prepayments or refundings of public finance obligations of $75.1 million compared to $23.3 million for 2007.

The following table shows net premiums written and earned by our financial guaranty segment’s various product lines for 2008, 2007 and 2006:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Net premiums written (1):
Public finance direct	$15,558	$60,117	$79,655
Public finance reinsurance	34,066	86,821	81,065
Structured finance direct	12,151	16,594	18,772
Structured finance reinsurance	18,735	21,933	18,676
Trade credit reinsurance	177	1,264	4,599

	80,687	186,729	202,767
Impact of 2008 FG Recaptures	(51,050)	—	—

Total net premiums written-insurance	$29,637	$186,729	$202,767

Net premiums earned (1):
Public finance direct	$56,191	$45,770	$32,517
Public finance reinsurance	89,227	44,667	37,765
Structured finance direct	14,418	17,325	19,446
Structured finance reinsurance	19,690	22,957	21,086
Trade credit reinsurance	657	2,303	21,476

	180,183	133,022	132,290
Impact of 2008 FG Recaptures	(17,144)	—	—

Total net premiums earned-insurance	$163,039	$133,022	$132,290

(1)	Excludes premiums written on credit derivatives for the year ended December 31, 2008 of $50.1 million, compared to $43.0 million and $60.1 million, respectively, for 2007 and 2006. Excludes premiums earned on credit derivatives for the year ended December 31, 2008 of $54.1 million, compared to $62.0 million and $71.5 million, respectively, for 2007 and 2006. These premiums are reported in change in fair value of derivative instruments.

Net Investment Income. Net investment income attributable to our financial guaranty business was $108.4 million for 2008, a $0.7 million or 0.7% increase from $107.7 million for 2007. The increase was mainly due to an increase in average investable assets primarily due to the redemption of tax and loss bonds during 2008.

Change in Fair Value of Derivative Instruments. Change in the fair value of derivative instruments was a gain of $608.8 million for 2008, compared to a loss of $746.8 million for 2007. Although credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly in 2008, our non-performance risk adjustment more than offset these unrealized losses, resulting in a net unrealized gain due to the adoption of SFAS No. 157 on January 1, 2008. We determine the fair value of our derivative financial guaranty contracts and incorporate our non-performance risk as discussed in “Critical Accounting Policies—Derivative Instruments and Hedging Activity” in this Item 7 below. Our 2008 results include a net gain of $445.5 million related to financial guaranty credit derivatives and a net gain of $109.3 million related to our put options on CPS.

Net (Losses) Gains on Other Financial Instruments. Net losses on other financial instruments in our financial guaranty investment portfolio were $66.5 million for 2008, compared to net gains of $12.5 million for 2007. Included in net losses for 2008 were $32.7 million of losses related to the change in fair value of hybrid securities and trading securities and $35.0 million of losses on investment securities that were other-than- temporarily impaired. Included in the net gains on other financial instruments for 2007 was $11.7 million related to the sale of hybrid securities.

Other Income. Other income was $0.3 million for both 2008 and 2007.

Provision for Losses. The provision for losses was $114.5 million for 2008, compared to $98.0 million for 2007. The increase in the 2008 provision for losses compared to 2007 is mainly the result of on-going deterioration in our assumed reinsurance business. The provision for losses reported for 2007 includes a $100 million claim (which represented our total exposure and which was paid in 2008) on a credit in which we provided market-value and credit support for an extendable commercial paper program. This credit represented the only direct market-value transaction then remaining in our financial guaranty portfolio.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At December 31, 2008, 2007 and 2006, our financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	December 31 2008		December 31 2007		December 31 2006
	# of credits	Par Outstanding	# of credits	Par Outstanding	# of credits	Par Outstanding
	($ in millions)
Less than $25	59	$300	24	$221	20	$103
$25 – $100	7	266	7	319	5	245
Greater than $100	4	936	1	103	—	—

Total	70	$1,502	32	$643	25	$348

We establish loss reserves (which include case reserves, allocated non-specific and unallocated non-specific reserves) on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses” in this Item 7 and in Note 2 of Notes to Consolidated Financial Statements.

The following discussion provides additional information regarding the four credits with net par outstanding of greater than $100 million that we have classified as intensified surveillance credits as of December 31, 2008:

•

We reinsure $103.5 million net par outstanding of notes issued by a special purpose vehicle to fund reserves for a pool of life insurance policies. Due to significant deterioration in the market value of the collateral supporting this transaction, which has high concentrations of securities backed by subprime and Alt-A mortgages, cash flows that would otherwise be available to pay interest on our insured notes have been diverted to increase the statutory reserves for the life insurance policies. As a result, the primary insurer for this transaction was required to pay a claim related to an interest shortfall on the insured notes. Based upon loss estimates provided by the primary insurer, we established an allocated non-specific reserve for this transaction of $31.0 million at December 31, 2008. We have concluded that no additional loss beyond this amount is probable or estimable.

•

We provide credit protection on $479.7 million net par outstanding of the senior-most tranche of a CDO of ABS transaction, where the underlying collateral consists of mezzanine tranches of predominately mortgage-backed securities. As of December 31, 2008, 54 RMBS credits and 20 CDOs of ABS credits (collectively representing $342.3 million (or 58.3%) of the $586.9 million collateral pool) had been downgraded by S&P or Moody’s and 30 of these credits, with a notional value of $136.2 million, have defaulted. The transaction, which is accounted for as a derivative, is currently internally rated CCC-, B+ by S&P and Ba2 by Moody’s. Due to substantial deterioration of the underlying collateral, which has accelerated over the past few quarters, and based on available projections, we currently expect that losses from the remaining collateral will exceed the remaining subordination. Based on current anticipated cash flows, we expect to begin paying unreimbursed claims related to interest shortfalls on this transaction in 2017 or later. Due to the structure of this transaction, we do not expect to begin paying claims related to the principal shortfall until sometime between 2036 and the legal final maturity date for the transaction in 2046. We currently believe that the ultimate principal payment with respect to this transaction will be less than the current outstanding par amount, but due to the long remaining life and nature of the collateral, losses are difficult to estimate. Deterioration in economic conditions over the remaining life of the transaction beyond our current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on our insured tranche, and therefore, our ultimate losses on this transaction could be greater than expected.

•

We reinsure a portion of one primary financial guarantor’s obligations on two securitizations backed by private student loans, a substantial portion of which are auction-rate securities. Our net par outstanding as of December 31, 2008 for these transactions, (both with a legal final maturity date in 2038), was $176.6 million and $176.5 million, respectively. Due to weaker than expected performance of the underlying student loans and escalating interest obligations for the insured notes due to stresses in the auction-rate securities market and ratings downgrades of the primary insurer for these transactions, the cash flows, which are increasingly needed to cover current interest payments, may be insufficient to meet our insured obligations in the future.

In addition to the credits identified above, there were 66 additional intensified surveillance credits identified at December 31, 2008 (including 62 non-derivative financial guaranty credits), representing approximately $566 million in net par outstanding We have established $63.3 million in allocated non-specific reserves for 53 of these non-derivative credits. We have concluded that no additional loss is probable or estimable at this time on these transactions.

Other than the one derivative transaction identified above as having more than $100 million in net par outstanding, there were no other derivative transactions with $25 million or greater in net par outstanding as of December 31, 2008. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads.

We only have one credit with a net par outstanding of greater than $100 million for which we have established a case reserve. For this credit, we have reinsured several primary financial guaranty insurers’ obligations with respect to $274.1 million in net par outstanding related to Jefferson County, Alabama (the “County”) sewer bonds. The County currently faces increased financing costs on its debt and could possibly face more rapid amortization on its bank liquidity support, which has contributed to financial stress on the County’s sewer system. The County and certain primary insurers entered into forbearance agreements with the liquidity banks, the latest of which are scheduled to expire on April 20, 2009. These agreements prevent the banks from demanding payment of accrued default rate interest under their liquidity agreements or taking other actions to enforce their rights under the liquidity agreements until the expiration of such forbearance agreements. Certain insurers, including the primary financial guaranty insurers, have been working with the County and other parties to structure a resolution to the financial problems of the County’s sewer system, and a settlement has been proposed. It is uncertain whether a solution, including the proposed settlement, can be obtained that is acceptable to all parties before the expiration of the forbearance period, or whether new forbearance agreements will be entered into by the parties. Through December 31, 2008, we have paid $6.4 million in the aggregate in connection with extensions of the forbearance agreements and for interest payments on the bond which have not been paid. At December 31, 2008, we had posted a case reserve for this credit of $16.0 million, net of expected recoveries from salvage. This case reserve is intended to cover our share of interest and principal payments through July 2009, and our share of a proposed settlement between the County and certain insurers, including the primary financial guaranty insurer. We have concluded that no additional loss beyond this amount is probable or estimable at this time.

Policy Acquisition Costs. Policy acquisition costs were $47.3 million for 2008, compared to $45.4 million for 2007. Included in policy acquisition costs for 2008 were $4.6 million of origination costs related to derivative financial guaranty contracts, compared to $12.0 million for 2007. Policy acquisition costs in 2008 include an acceleration of expense on financial guaranty business due to the increase in prepayments or refundings of public finance obligations where we did not insure the subsequent issuance of replacement obligations.

Other Operating Expenses. Other operating expenses were $99.5 million for 2008, compared to $49.3 million for 2007. Operating expenses for 2008 include an increase in severance costs, legal and accounting fees, and other third-party professional services. The expenses reported for 2008 include severance and retention related expenses of $22.7 million as a result of the reduction in our financial guaranty operations during 2008. The ratio of expenses to earned premiums in our financial guaranty business (which includes other operating expenses and policy acquisition costs) of 67.6% for 2008 increased from 48.2% for 2007.

Interest Expense. Interest expense was $25.6 million for 2008, compared to $19.8 million for 2007. Both periods include interest on our long-term debt and other borrowings, which was allocated to the financial guaranty segment.

Income Tax Provision (Benefit). We recorded an income tax provision of $188.0 million for 2008 and an income tax benefit of $265.6 million for 2007. The effective tax rate was 35.7% for 2008, compared to 37.6% for 2007. The effective tax rate for 2008 was impacted by additional tax expense relating to foreign operations and adjustments relating to prior year tax returns. The effective tax rate for 2007 reflects the losses incurred during 2007 and the additional tax benefit realized from tax-advantaged investment securities.

In connection with the 2008 FG Recaptures that occurred in the fourth quarter of 2008, we paid $36.6 million to the reinsurers to reimburse them for statutory unearned premiums, net of applicable commissions.

For purposes of comparison with prior periods, the following schedule shows the impact of the 2008 FG Recaptures on our financial guaranty segment’s income statement for the year ended December 31, 2008.

	As Reported Year Ended December 31, 2008	Impact of Recaptures	As Adjusted Year Ended December 31, 2008 Excluding Recaptures	Year Ended December 31, 2007
	($ in thousands)
Net premiums written-insurance	$29,637	$(51,050)	$80,687	$186,729
Net premiums earned-insurance	163,039	(17,144)	180,183	133,022
Total revenues	814,027	(17,144)	831,171	(493,239)
Provision for losses	114,495	(4,000)	118,495	97,990
Policy acquisition costs	47,293	(2,395)	49,688	45,426
Total expenses	286,940	(6,395)	293,335	212,507
Pretax income (loss)	527,103	(10,749)	537,852	(705,741)
Income tax provision (benefit)	187,965	(3,762)	191,727	(265,559)
Net income (loss)	339,138	(6,987)	346,125	(440,182)

Loss ratio—excluding 2008 FG Recaptures			50.6%	50.2%
Expense ratio—excluding 2008 FG Recaptures			63.7%	48.2%

			114.3%	98.4%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net (Loss) Income. Our financial guaranty segment’s net loss for 2007 was $440.2 million, compared to net income of $136.1 million for 2006. The decrease for 2007 was mainly due to a significant decrease in change in fair value of derivative instruments and an increase in the provision for losses. These decreases in net income were partially offset by a decrease in other operating expenses, an increase in net investment income, higher net gains on other financial instruments and a tax benefit due to the pretax loss.

Net Premiums Written and Earned. Our financial guaranty segment’s net premiums written for 2007 were $186.7 million, a $16.1 million or 7.9% decrease compared to $202.8 million for 2006. The decrease in net premiums written in 2007 compared to 2006 was attributable to the difficult business environment in 2007, particularly for our public finance business, resulting from the disruption in the credit markets and corresponding widening of the credit spreads of Radian Asset Assurance. Net premiums earned for 2007 were $133.0 million, compared to $132.3 million for 2006. Included in net premiums earned for 2007 were refundings from our public finance products of $23.3 million, compared to $11.8 million for 2006.

Net Investment Income. Net investment income attributable to our financial guaranty business was $107.7 million for 2007, compared to $95.9 million for 2006. The 2007 amount reflects an increase in investable assets and higher yields.

Change in Fair Value of Derivative Instruments. Change in the fair value of derivative instruments was a loss of $746.8 million for 2007, compared to a gain of $83.9 million for 2006. The decrease in the change in fair value of derivative instruments for 2007 was mainly a result of spread widening related to our directly insured corporate CDOs, subprime RMBS CDOs and commercial mortgage-backed securities (“CMBS”) CDOs exposures for which we recorded unrealized losses in the amount of $549.7 million, $146.5 million and $56.0 million, respectively, in 2007.

Net Gains on Other Financial Instruments. Net gains on other financial instruments in our financial guaranty segment were $12.5 million for 2007, compared to $7.8 million for 2006. Included in net gains on other financial instruments for 2007 was $11.7 million related to the sale of hybrid securities. The 2006 amount includes an allocation of the gain on the sale of our remaining interest in Primus, partially offset by approximately $1.2 million in losses related to the write-down of other-than-temporarily impaired investment securities.

Other Income. Other income was $0.3 million for 2007, compared to $0.7 million for 2006. This decrease was mostly due to lower advisory fee income during 2007.

Provision for Losses. The provision for losses was $98.0 million for 2007, compared to $20.7 million for 2006. The provision for losses reported for 2007 includes a $100 million allocated non-specific reserve on the one direct market value transaction then remaining is our portfolio as discussed above. The increase in the provision for losses in 2007 was partially offset by favorable loss development on trade credit reinsurance.

Policy Acquisition Costs. Policy acquisition costs were $45.4 million for 2007, compared to $46.6 million for 2006. The slight year over year decrease was largely the result of the continued run-off in our trade credit reinsurance line of business. Included in policy acquisition costs for 2007 were $12.0 million of origination costs related to derivative financial guaranty contracts, compared to $11.9 million for 2006.

Other Operating Expenses. Other operating expenses were $49.3 million for 2007, compared to $59.8 million for 2006. The year over year decrease resulted primarily from a decrease in employee costs and depreciation. Our financial guaranty expense ratio (which includes other operating expenses and policy acquisition costs) of 48.2% for 2007 decreased from 52.2% for 2006.

Interest Expense. Interest expense was $19.8 million for 2007, compared to $16.6 million for 2006. Both periods include interest on our long-term debt and other borrowings, which was allocated to the financial guaranty segment.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $265.6 million for 2007 and an income tax provision of $40.9 million for 2006. The effective tax rate was 37.6% for 2007, compared to 23.1% for 2006. The higher effective tax rate for 2007 reflects the losses incurred during 2007 and an increase in the ratio of income generated from tax-advantaged investment securities compared to loss generated from operations. The tax rate for 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006.

Selected Financial Guaranty Information

The gross par (principal) originated by our financial guaranty segment in 2008, 2007 and 2006 was as follows:

	Year Ended December 31
Type	2008	2007	2006
	(In millions)
Public finance:
General obligation and other tax-supported	$1,232	$5,893	$4,192
Airports/transportation	839	2,154	713
Water/sewer/electric/gas and investor-owned utilities	704	2,562	1,747
Healthcare and long-term care	508	1,473	2,134
Education	82	601	710
Housing	11	34	113
Other municipal	127	528	181

Total public finance	3,503	13,245	9,790

Structured finance:
Asset-backed obligations	221	2,025	1,305
Collateralized debt obligations	141	13,470	22,362
Other structured	274	198	1,436

Total structured finance	636	15,693	25,103

Total	$4,139	$28,938	$34,893

The following schedule depicts the expected earned premiums for our existing financial guaranty portfolio, assuming no prepayments or refundings of any financial guaranty obligations, as of December 31, 2008. Expected earnings will differ from contractual earnings because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
	(In millions)
2009	$522.8	$57.0	$23.8	$80.8
2010	476.4	46.4	27.2	73.6
2011	433.2	43.2	17.7	60.9
2012	392.7	40.5	16.4	56.9
2013	354.8	37.9	15.5	53.4

2009 – 2013	354.8	225.0	100.6	325.6
2014 – 2018	200.0	154.8	52.7	207.5
2019 – 2023	95.8	104.2	34.5	138.7
2024 – 2028	34.0	61.8	26.4	88.2
After 2028	—	34.0	43.6	77.6

Total	$—	$579.8	$257.8	$837.6

In addition to the expected earned premiums set forth above, we also have expected future premium earnings on derivative contracts of $261.0 million, primarily in future installment premiums.

The following table shows financial guaranty claims paid and incurred losses by category for each period indicated:

	Year Ended December 31
	2008	2007		2006
	(In thousands)
Claims Paid:
Trade credit reinsurance	$3,440	$8,579		$15,144
Financial guaranty	128,972 (1)	24,263		23,292

Total	$132,412	$32,842		$38,436

Incurred Losses:
Trade credit reinsurance	$(9,808)	$(16,511)		$4,991
Financial guaranty	128,303	114,501	(1)	15,669

	118,495	97,990		20,660
Impact of 2008 FG Recaptures	(4,000)	—		—

Total	$114,495	$97,990		$20,660

(1)	Relates primarily to a CDO of ABS transaction with total exposure of $100 million. This claim was fully paid in the first quarter of 2008 and we have no remaining exposure to this transaction.

Results of Operations—Financial Services

Our financial services segment had net income of $34.9 million in 2008, compared to a net loss of $154.7 million for 2007 and net income of $163.3 million for 2006. Equity in net income of affiliates was $59.8 million for 2008, compared to equity in net loss of affiliates of $416.5 million for 2007 and equity in net income of affiliates of $257.0 million for 2006. Sherman accounted for the total amount of equity in net income of affiliates for 2008, and accounted for $84.8 million and $123.1 million of equity in net income of affiliates for 2007 and

2006, respectively. The decrease in equity in net income of affiliates from Sherman in 2008 was the result, in part, of the sale of a portion of our interest in Sherman during the third quarter of 2007. We did not record any equity in net income of affiliates for C-BASS for 2008, compared to $451.4 million of equity in net loss of affiliates for 2007, and $133.9 million of equity in net income of affiliates for 2006. The rapid decline in the subprime mortgage market during July 2007 was largely responsible for the total impairment of our interest in C-BASS in 2007. See Note 8 of Notes to Consolidated Financial Statements.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.

The following table summarizes certain of our contractual obligations and commitments as of December 31, 2008, and the future periods in which such obligations are expected to be settled in cash. Following the table are “Other Contractual Obligations and Commitments” that do not fall within the categories specified by the Securities and Exchange Commission (“SEC”) for tabular disclosure. The table reflects the timing of principal and interest payments on outstanding debt and other borrowings. Additional details regarding these obligations are provided in the narrative following the table and in the Notes to Consolidated Financial Statements as referenced in the table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Uncertain (2)
	(In thousands)
Long-term debt and other borrowings (Note 13)	$1,056,798	$51,875	$467,865	$279,219	$257,839	$—
Capital lease obligations	—	—	—	—	—	—
Operating lease commitments (Note 18)	83,003	11,177	33,618	22,282	15,926	—
Purchase obligations	—	—	—	—	—	—
Reserve for losses and loss adjustment expenses (Note 10) (1)	3,224,542	1,664,000	1,397,700	3,700	6,300	152,842
Pension and other postretirement benefit plans liabilities (Note 17)	1,046	294	192	153	407	—
Unrecognized tax benefits (Note 14)	160,704	77,224	—	—	—	83,480

Total	$4,526,093	$1,804,570	$1,899,375	$305,354	$280,472	$236,322

(1)	Our reserve for losses and loss adjustment expenses reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses.” The payments due by period are management’s estimates and assume that all of the loss reserves included in the table will result in claim payments.
(2)	The timing of these potential payments is uncertain given the nature of the obligation.

Borrowings under Credit Facility. We currently have $100 million in principal amount outstanding under our credit facility, which matures in February 2011. We have no unused commitment that we may draw on. In addition, we have $250 million in 7.75% debentures due in June 2011, $250 million in 5.625% senior notes due in February 2013 and $250 million in 5.375% senior notes due in June 2015.

The credit agreement governing our credit facility restricts, among other things, our ability to: incur additional indebtedness; create liens; enter into mergers, consolidations and sales of certain of our assets; make certain investments or other specified restricted payments, including investments in, loans to, or guarantying any obligations of, Radian Asset Assurance (other than with respect to its soft capital program); pay dividends or make distributions in respect of our capital stock in excess of a permitted annual amount (generally equal to our current dividend and subject to certain adjustments); and sell certain of our assets and, in certain circumstances, issue stock. Our credit agreement, as amended, no longer has a ratings trigger or debt to capital requirement.

Under our credit facility as amended, in addition to our business covenants, we are required to maintain (subject to certain adjustments), a consolidated net worth of at least $1.5 billion through June 30, 2009, $1.25 billion from July 1, 2009 through December 31, 2009 and $1.0 billion at any time thereafter, in each case, subject to upward adjustment if we receive net proceeds from the issuance of certain securities. Our consolidated net worth under the credit facility is determined by excluding mark-to-market adjustments on derivative instruments and investments reflected on our financial statements. At December 31, 2008, our consolidated net worth as determined under the facility was $2.6 billion. We expect to incur a net operating loss in 2009, which would negatively impact our consolidated net worth. In addition, our consolidated net worth would be further reduced if we realize losses in our investment portfolio. Although we do not expect to breach our net worth covenant based on our current loss projections, there can be no assurance that losses in or after 2009 will not reduce our consolidated net worth below the minimum amount required by our covenant, which would cause our default under the credit facility.

We would also be in default under our credit facility if, among other things:

•

any of our main insurance subsidiaries: (a) fails to meet or maintain minimum levels of statutory capital or surplus; (b) is prohibited from writing, underwriting, assuming, or reinsuring further business; or (c) is otherwise prohibited by its regulators from writing or materially restricted from performing any of its core business activities; and in such event, our shared expense reimbursement payments from our subsidiaries do not cover all of our operating expenses and debt service. We discuss our mortgage insurance statutory surplus and risk-to-capital or leverage ratios above in “Risk Factors—Recent losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty by the GSEs or state insurance regulators.”

•	any of our main insurance subsidiaries fails to pay any shared expense reimbursement payment to Radian Group under our expense sharing arrangements; or

•

an insurance regulatory authority or other governmental authority voids, terminates, prohibits, suspends or otherwise causes to be invalid or ineffective, any of our expense sharing arrangements with our insurance subsidiaries.

If we default under our credit agreement, the agent or the lenders representing a majority of the debt under our credit agreement would have the right to terminate all commitments under the credit agreement and declare the outstanding debt due and payable. See “Risk Factors—Our credit facility was amended in 2008, reducing our liquidity and adding additional restrictions on our ability to operate our business. Our failure to comply with, cure breaches of, or obtain waivers for, covenants could result in an acceleration of the due dates of our credit facility and our publicly-traded debt.”

Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) Liability. As of December 31, 2008, our expected payment for significant contractual obligations includes approximately $77.2 million of our total $160.7 million of gross liability for unrecognized tax benefits in 2008 associated with the provisions of FIN 48.

However, due to the high degree of uncertainty regarding the timing of future cash outflows associated with certain of our FIN 48 liabilities, we cannot make a reasonably reliable estimate of the period of cash settlement for the remaining $83.5 million of liability for unrecognized tax benefits.

Other Contractual Obligations and Commitments

Investment Commitments. As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55.0 million in alternative investments that are primarily private equity structures. At December 31, 2008, we had unfunded commitments of $20.9 million. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

Letters of Credit. We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one year and will automatically renew unless we elect otherwise. The letters of credit outstanding at December 31, 2008, 2007 and 2006 were $4.7 million, $10.8 million and $15.5 million, respectively.

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

•

Radian Group has agreed to perform, up to a maximum amount of $300 million, Radian Guaranty’s obligations to Radian Insurance under the Net Worth and Liquidity Maintenance Agreement discussed immediately above, in the event that Radian Guaranty is not able to or permitted by the Pennsylvania Insurance Department to perform under the agreement.

•

Radian Group and Radian Mortgage Insurance Inc. (formerly known as CMAC of Arizona), a subsidiary of Radian Guaranty, are parties to a guaranty agreement in which Radian Group has agreed for the benefit of Radian Mortgage Insurance Inc.’s creditors to make funds available on demand for the full and complete payment of all due but unpaid liabilities.

•

Prior to our acquisition of Enhance Financial Services Group (“EFSG”) in 2001, EFSG issued a guaranty of payment of the liabilities and obligations of its subsidiary, Radian Reinsurance (Bermuda) Limited, deriving from any insurance or reinsurance contract (the “Enhance Guaranty”), for the purpose of maintaining certain regulatory solvency and liquidity margin requirements of the Bermuda Monetary Authority. Following our acquisition of EFSG, Radian Group issued a guaranty for the benefit of EFSG to make funds available to EFSG for its performance of the Enhance Guaranty, to the extent that EFSG is unable to satisfy those obligations.

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

•

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of asset-backed (including mortgage-backed) securities. To allow our mortgage insurance customers to comply with these regulations, we typically have been required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in these transactions or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. To date, Radian Group has guaranteed two structured transactions for Radian Guaranty with approximately $363.6 million of remaining credit exposure.

In addition to the foregoing, we use reinsurance from affiliated companies to allow Radian Guaranty to remain in compliance with insurance regulations that limit the amount of risk that a mortgage insurance company may retain on a single loan to 25% of the indebtedness of the insured.

Funding of Compensation Programs. Under our change of control agreements with our executive officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $22.3 million as of December 31, 2008. In addition, in the event of a change of control under our existing cash-based incentive plans, we would be required to pay approximately $11.0 million as of December 31, 2008.

Off-Balance-Sheet Arrangements

The qualifying special purpose entities (“QSPE”) framework is applicable when an entity transfers (sells) financial assets to an special purpose entity (“SPE”) meeting certain criteria defined in SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor, or other counterparties, as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria.

Our interests in QSPEs may be accounted for as insurance contracts or financial guaranty derivatives. For insurance contracts with QSPEs, we record reserves for losses and LAE, and for derivative interests in QSPEs, we record changes in the fair value as a corresponding derivative asset or liability. We do not record the underlying assets or liabilities of QSPEs on our balance sheets.

When an SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R, “Consolidation of Variable Interest Entities (revised)—an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46R”). Under FIN 46R, a VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns. FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will receive the majority of the expected residual returns of the VIE, absorb a majority of the expected losses of the VIE, or both. This party is considered the primary beneficiary.

SPEs and VIEs are a part of our non-traditional mortgage insurance products as well as our financial guaranty business. Our primary involvement with SPEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the SPE. Underlying collateral in the SPEs typically includes residential or commercial mortgages, consumer receivables, securities and other financial assets sold to a SPE and repackaged into securities or similar beneficial interests. SPEs may also be used to create securities with a unique risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. We consolidate those VIEs in which we are the primary beneficiary. See Note 6 of Notes to Consolidated Financial Statements for a complete discussion of SPEs.

Certain other SPEs do not meet the requirements of a QSPE, because all of their activities are not sufficiently limited or they have entered into certain non-qualifying transactions. In some circumstances, a QSPE may not be exempt from consolidation if we have the unilateral ability to make significant changes to the QSPE. We follow the criteria under FIN 46R in determining whether we should consolidate such entities.

A determination of whether we have a controlling financial interest in an entity is initially made at the time we become involved with the entity. In those instances where we are the primary beneficiary, the assets and liabilities of the VIE are consolidated on our balance sheets. Certain reconsideration events may occur which cause us to re-assess our initial determination of whether an entity is a VIE or non-VIE. If the entity becomes a VIE, we perform an assessment of consolidation of that entity. Those reconsideration events generally are:

•

The entity’s governance structure is changed such that either (1) the characteristics or adequacy of equity at risk are changed, or (2) expected returns or losses are reallocated among the participating parties within the entity;

•	The equity investment (or some part thereof) is returned to the equity investors and other interests become exposed to expected returns or losses;

•	Additional activities are undertaken or assets acquired by the entity that were beyond those anticipated previously;

•	Participants in the entity acquire or sell interests in the entity; and

•	The entity receives additional equity at risk or curtails its activities in a way that changes the expected returns or losses.

Mortgage Insurance

NIMS—We provide credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security comprised mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the mortgage-backed security and the interest generated from the underlying mortgage collateral. Historically, issuers of mortgage-backed securities would have earned this excess interest over time as the collateral aged, but market efficiencies enabled these issuers to sell a portion of their residual interests to investors in the form of NIMS bonds. Typically, the issuer retained a significant portion of the residual interests, which are subordinated to the NIMS bond in a first-loss position, so that the issuer would suffer losses associated with any shortfalls in residual cash flows before the NIMS bond experienced any losses. NIMS bonds have largely been susceptible to the disruption in the housing market and the subprime mortgage market during 2007 and 2008. See “Overview of Business Results—Mortgage Insurance—Discontinued Non-Traditional Products—NIMS” for information regarding our total loss expectations with respect to NIMS. Our NIMS are generally structured as QSPEs. There are certain circumstances and triggers outside of our control, however, which would give us the ability to call some or all of the outstanding NIMS bonds. The effective control that we attain if the call option is triggered, renders the QSPE a VIE under FIN 46R. We then assess whether we are required to consolidate the VIE. At December 31, 2008, there were 19 such transactions that required consolidation in our financial statements. The consolidated NIMS VIE debt is recorded at fair value on our consolidated balance sheets.

The following is a summary of our exposure to the NIMS underlying trust assets (both consolidated and off-balance sheet NIMS trusts) at December 31, 2008 and December 31, 2007:

	December 31, 2008			December 31, 2007
(in millions) VIE Assets	Total NIMS Trust Assets	Maximum Principal Exposure	Average Rating of Collateral at Inception	Total NIMS Trust Assets	Maximum Principal Exposure	Average Rating of Collateral at Inception
NIMS	$556.6	$438.3	BBB to BB	$730.2	$603.7	BBB to BB

Smart Home—In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of SPE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2008 are as follows:

	Initial	As of December 31, 2008
Pool of mortgages (par value)	$14.7 billion	$5.2 billion
Risk in force (par value)	$3.9 billion	$1.3 billion

Notes sold to investors/risk ceded (principal amount)	$718.6 million	$571.5 million

Each transaction began with the formation of an unaffiliated, offshore reinsurance company. We then entered into an agreement with the Smart Home reinsurer to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We do not hold any of the credit-linked notes issued as part of this structure; and therefore, we have no significant variable interests in the structures, which are not subject to consolidation under FIN 46R. See “Overview of Business Results—Mortgage Insurance—Traditional Mortgage Insurance” above for further discussion.

Financial Guaranty

Financial guaranty contracts written with SPEs may be written directly with the SPE or indirectly through a CDS done with a primary financial guarantor who issues a financial guaranty to the beneficial interest holders in the SPE. These SPEs are commonly used in CDO transactions where portfolio managers are permitted to buy and sell assets.

As a guarantor of beneficial interests held by third-party investors we have been involved with SPEs in our financial guaranty business. The guarantees are generally financial guarantees of principal and interest payments to beneficial interest holders. Our guarantees are generally issued on highly-rated senior securities issued by these SPEs and are not designed to absorb a significant portion of the expected losses or expected returns of the SPEs. Accordingly, we do not consolidate these SPEs. An increase in losses within the SPE structure is not an event that would require us to reconsider consolidation under FIN 46R. However, if any of the trigger events discussed above were to occur and we were required to reconsider our variable interests in the SPE, there is an increased risk that we may be required to consolidate some of these SPEs. This is primarily due to the deterioration in subordination of the underlying collateral that has occurred since our initial determination, made at inception of the VIEs, that we were not the primary beneficiary.

The following table sets forth our total assets and maximum exposure to loss associated with significant financial guaranty variable interests in VIEs as of December 31 for the years indicated:

	Total Assets 2008	Maximum Exposure 2008	Total Assets 2007	Maximum Exposure 2007
	(In millions)
CDO	$—	$—	$975.9	$100.0
ABS	2,349.6	371.8	4,706.4	695.4
Other structured finance	6,591.9	544.0	5,442.2	415.0

Total	$8,941.5	$915.8	$11,124.5	$1,210.4

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

Effective January 1, 2007, we began classifying convertible securities (including the fixed-maturity component of securities previously classified as available for sale and the derivative component previously classified as available for sale and trading securities) as hybrid securities. Hybrid securities generally combine both debt and equity characteristics. Prior to 2007, the changes in fair value of the fixed-maturity component of these securities were recorded in our consolidated statements of changes in common stockholders’ equity through accumulated other comprehensive income or loss and the changes in fair value of the derivative component of these securities were recorded as a gain or loss in our consolidated statements of operations. In accordance with SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), effective January 1, 2007, all changes in the fair value of the entire convertible security are now recorded as net gains or losses on other financial instruments in our consolidated statements of operations. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007 by $9.8 million, and reduced accumulated other comprehensive income by the same amount. The transition amount includes unrealized gains of $14.1 million (net of tax) and unrealized losses of $4.3 million (net of tax) related to convertible securities at December 31, 2006.

For securities in our investment portfolio, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. If a security’s fair value is below the cost basis, and it is judged to be an other-than-temporary decline, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis for the security. During 2008, we recorded approximately $55.2 million of charges related to declines in the fair value of securities (primarily municipal and taxable bonds, and preferred stocks) considered to be other-than-temporary. During 2007 and 2006, we recorded $9.4 million and $10.6 million, respectively, of charges related to declines in the fair value of securities considered to be other-than-temporary.

Other invested assets consist of $21.9 million of alternative investments that are primarily private equity investments, including an investment in a fund sponsored and co-managed by C-BASS that invests in real estate related securities. During 2007, we recorded a $5.1 million loss considered to be other-than-temporary on our investment in this fund. Other invested assets are carried under the cost method or under the equity method and are evaluated for other-than-temporary impairment.

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

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$6,981	$169	$—	$—	$6,981	$169
State and municipal obligations	847,638	88,372	838,786	223,965	1,686,424	312,337
Corporate bonds and notes	73,259	6,532	15,551	3,017	88,810	9,549
Asset-backed securities	40,691	4,210	43,923	7,325	84,614	11,535
Private placements	7,516	1,028	1,143	154	8,659	1,182
Foreign governments	6,083	39	10,285	24	16,368	63
Equity securities	150,584	48,532	—	—	150,584	48,532

Total	$1,132,752	$148,882	$909,688	$234,485	$2,042,440	$383,367

The contractual maturity of securities in an unrealized loss position at December 31, 2008 was as follows:

(In millions)	Fair Value	Cost/Amortized Cost	Unrealized Loss
2009	$16.2	$16.4	$0.2
2010 – 2013	82.8	86.7	3.9
2014 – 2018	104.7	112.2	7.5
2019 and later	1,688.1	2,011.4	323.3
Equity securities	150.6	199.1	48.5

Total	$2,042.4	$2,425.8	$383.4

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2008 on our investments in tax-exempt state and municipal securities were caused primarily by interest rate and credit spread movement. Most securities with exposures to certain sectors, particularly those insured by monoline insurers, experienced credit spread widening during 2007 and 2008. We do not own any securities with underlying non-investment grade ratings that are insured by monoline insurance companies. Included in this category are $129.6 million of investments in state securitizations of projected cash flows from state settlements with tobacco manufacturers under a master settlement agreement. Because we have the ability and intent to hold all the investments in this category until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of December 31, 2008 on the majority of the securities in this category were caused by market interest rate and credit spread movement. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages, experienced spread widening during 2007 and 2008. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of December 31, 2008 on the securities in this category were caused by market interest rate and credit spread movement. Our investments are senior tranche positions, collateralized by pools of credit card, auto loan and equipment lease receivables. The investment grade ratings of these investments are supported by credit enhancements, which include subordination, over-collateralization and reserve accounts. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these securities to be other-than-temporarily impaired at December 31, 2008.

Private placements

The unrealized losses of 12 months or greater duration as of December 31, 2008 on the majority of the securities in this category were caused by market interest rate and credit spread movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these securities to be other-than-temporarily impaired at December 31, 2008.

Foreign governments

The unrealized losses of 12 months or greater duration as of December 31, 2008 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated government and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

For all investment categories, unrealized losses of less than 12 months duration were generally attributable to interest rate and credit spread movement. Certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2008.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2007.

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

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity Needs

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands over the next 12 months include funds for: (i) the payment of dividends on our common stock, (ii) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) interest payments on our outstanding long-term debt and borrowings under our credit facility (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iv) payments to our insurance subsidiaries under our tax- sharing agreement, and (v) potential capital support for our insurance subsidiaries. Radian Group held directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $399 million at December 31, 2008.

Dividends. In July 2008, we reduced our quarterly common stock dividend from $0.02 per share to $0.0025 per share. Assuming that our common stock outstanding remains constant at 81,034,883 shares at December 31, 2008, we would require approximately $0.8 million to pay our quarterly dividends for the next 12 months.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding company level expenses, including interest expense on long-term debt and other borrowings. For 2009, payments of such corporate expenses, other than interest payments, are expected to be approximately $76.1 million, which is expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt and under our credit facility are expected to be approximately $52 million, which also is expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time. Further, any changes to these expense-sharing arrangements must be approved by the administrative agent to our credit facility.

Tax Payments. Under our current tax-sharing agreement between Radian Group and our subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code of 1986, as amended (“the Code”), had such subsidiary filed its federal tax return on a separate company basis. We currently believe that Radian Group will be required to pay approximately $154 million to our subsidiaries by October 2009, including approximately $149 million to Radian Guaranty. In addition, based on our current tax loss projections, we believe that Radian Group will be required to pay an additional amount of approximately $300 million to Radian Guaranty in October 2010, which amount could increase up to a maximum of $478 million if actual tax losses are worse than projected. All amounts required to be paid under our tax-sharing agreement are dependent on the extent of tax losses in current and future periods. A portion of these payments may be funded from refunds that Radian Group receives from the Internal Revenue Service (“IRS”). We currently anticipate receiving a $105.2 million refund from the IRS in 2009 or 2010 relating to the carryback of our 2008 net operating loss. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

During the current period, certain of our mortgage insurance subsidiaries other than Radian Guaranty each incurred estimated net operating losses on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carryback provisions of the Code. As a result, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual net operating loss carryforward under the Code, then we will be obligated under the tax-sharing agreement to fund such subsidiary’s share of the net operating loss that has been utilized on a consolidated group tax return basis. Each of these subsidiaries has incurred significant losses in the recent past and is expected to incur additional losses in the future as a result of their insured portfolios of mortgage collateral, and most of them are not currently originating new business.

Capital Support for Subsidiaries. Radian Group could be required to provide additional capital support for our mortgage insurance subsidiaries if required by insurance regulators, the GSEs or the rating agencies. In light of on-going losses in our mortgage insurance business, we anticipate that Radian Group may be required to provide capital support to Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”), an indirect insurance subsidiary of Radian Group that provides reinsurance to Radian Guaranty. Recently, Radian Group contributed $25 million to CMAC of Texas.

Dividends from our insurance subsidiaries and Sherman, and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, are Radian Group’s principal sources of cash. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In light of on-going losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to Radian Guaranty, the direct parent company of Radian Asset Assurance, and not to Radian Group. Dividends from Sherman are not subject to regulatory conditions, but to the extent received, must be used to pay down outstanding amounts under our credit facility if such amounts exceed our tax obligations resulting from our equity ownership of Sherman. Sherman paid $35.5 million of dividends to Radian Group during the year ended December 30, 2008, compared to $51.5 million of dividends during the year ended December 31, 2007. In January 2009, Sherman paid dividends to Radian Group in the amount of $6.4 million.

We expect to fund all of Radian Group’s short-term liquidity needs with existing cash and marketable securities, cash received under the tax- and expense-sharing arrangements with our subsidiaries and cash dividends from Sherman. If the cash Radian Group receives from its tax- and expense-sharing arrangements and/or Sherman is insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, including our interest in Sherman, which we may not be able to do on favorable terms, if at all. In addition, we are required to repay amounts outstanding under our credit facility with any amounts we raise through the issuance of securities (e.g., debt, equity or hybrid securities) or the sale of certain of our assets, including Sherman. If required, there can be no assurance that we will be successful in raising additional capital.

In 2008, we amended our credit facility, reducing the principal amount outstanding from $200 million to $100 million. We are not currently permitted to borrow under the facility until the outstanding principal amount is reduced. See “Contractual Obligations and Commitments” above.

Radian Group—Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt and other borrowings and the potential payment of up to $478 million to Radian Guaranty in October 2010 under our tax-sharing arrangement as discussed above. Approximately $250 million in principal amount of our long-term debt and $100 million of principal borrowings under our credit facility are due in 2011. We expect to meet our long-term liquidity needs through available cash, the private or public issuance of debt or equity securities or the sale of assets. The current downturn in the credit markets has created a situation where we would likely not be able to refinance our long-term debt on favorable terms, if at all, if it were due currently. We expect that market conditions will improve by 2011, but cannot provide any assurances that we will be able to access the capital markets on favorable terms, if at all, prior to our long-term debt becoming due. See “Risk Factors—We have significant payment obligations upcoming in 2010 and 2011.”

Mortgage Insurance

The principal liquidity and capital demands of our mortgage insurance business include the payment of operating expenses, including those allocated from Radian Group, claim payments and taxes. The principal sources of liquidity in our mortgage insurance business are written premiums, net investment income and cash dividends from Radian Asset Assurance and potential payments from Radian Group under our tax allocation agreements. Our mortgage insurance business incurred significant losses during 2007 and 2008 due to the current housing and related credit market downturn. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses during 2009 and in the next few years. If operating cash flows are not sufficient to fund claim payments and operating expenses, we believe that any shortfall can be funded from sales of short term marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our mortgage insurance business.

In light of the expected future losses by Radian Guaranty, we determined it was necessary to provide additional capital to Radian Guaranty in order to maintain adequate risk-to-capital ratios, leverage ratios and surplus requirements and to protect its insurance financial strength ratings. In addition to protecting its financial strength ratings, additional capital is an important component of our plan to improve our ratings with S&P and Moody’s over a time period that is acceptable to us, as well as being important to the GSEs and our lender counterparties. During the second quarter of 2008, Radian Asset Assurance declared an ordinary dividend of $107.5 million to Radian Group. In addition, Radian Group contributed its equity interest in Radian Asset Assurance to Radian Guaranty in the third quarter of 2008. This restructuring provided significant regulatory capital credit to Radian Guaranty and is intended to provide cash dividends to Radian Guaranty over time.

As of December 31, 2008, our financial guaranty business maintained claims paying resources of $2.8 billion, including a statutory surplus of $965.4 million. Assuming there is no material deterioration in the credit performance of our financial guaranty business, we expect Radian Asset Assurance to issue significant cash dividends to Radian Guaranty over time as our existing financial guaranty portfolio matures and the exposure is reduced. Based on our current projected statutory net income and policyholders’ surplus, we currently expect Radian Asset Assurance to pay an ordinary dividend of approximately $94 million to Radian Guaranty during 2009. The timing and amount of future cash infusions will depend on the dividend capacity of Radian Asset Assurance, which is governed by New York insurance laws. If the exposure is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to release capital to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, we would likely have less capacity to issue dividends to our mortgage insurance business, and we could be restricted from issuing dividends altogether. See “Risk Factors—The long-term capital adequacy of Radian Guaranty is dependent, in part, upon the performance of our financial guaranty portfolio.”

Financial Guaranty

The principal liquidity demands of our financial guaranty business include the payment of operating expenses, including those allocated from Radian Group, claim payments, taxes and dividends to Radian Guaranty. The principal sources of liquidity in our financial guaranty business are written premiums and net investment income. We believe that the operating cash flows generated by each of our financial guaranty subsidiaries will provide these subsidiaries with the funds necessary to satisfy their claim payments and operating expenses for at least the next 12 months. We believe that we have the ability to fund any operating cash flow shortfall from sales of marketable securities in our investment portfolio maintained at our operating companies and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our financial guaranty business.

Reconciliation of Consolidated Net (Loss) Income to Cash (Used in) Provided by Operations

The following table reconciles consolidated net (loss) income to cash (used in) provided by operations for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Net (loss) income	$(410,579)	$(1,290,299)	$582,172
Net (gains) losses on other financial instruments and change in fair value of derivatives	(561,447)	1,160,773	(165,712)
Net (payments) receipts related to derivative contracts (1)	(126,664)	19,671	(63,548)
Equity in net (earnings) loss of affiliates	(59,797)	416,541	(256,992)
Distributions from affiliates (1)	35,460	51,512	150,609
Gain on sale of affiliate	—	(181,734)	—
Proceeds from sales of trading securities (1)	335,109	17,408	42,060
Purchases of trading securities (1)	(848,123)	(157,738)	(59,289)
Deferred tax (benefit) provision	(313,088)	(879,835)	145,297
Depreciation and amortization, net	16,188	19,334	36,996
Change in unearned premiums	(126,936)	151,023	95,462
Change in deferred policy acquisition costs	59,935	(13,180)	(13,241)
Change in reinsurance recoverables	(458,399)	—	—
Change in loss and LAE reserves	1,629,500	757,368	39,248
Change in second-lien premium deficiency reserves	(108,785)	195,646	—
Decrease (increase) in prepaid federal income taxes (1)	544,658	15,254	(223,226)
Change in other assets	(32,260)	(58,396)	(964)
Change in accounts payable and accrued expenses	128,032	78,447	179,619
Cash paid for recaptures (1)	(36,620)	—	—

Cash (used in) provided by operations	$(333,816)	$301,795	$488,491

(1)	Represents a cash item.

Cash flows from operations for 2008 decreased compared to 2007. This decrease was mainly due to an increase in claims paid, purchases of trading securities and payments related to derivative contracts and the 2008 FG Recaptures. We expect to have negative cash flows from operations over the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $2.0 billion at December 31, 2008, compared to $2.7 billion at December 31, 2007. Stockholders’ equity decreased as a result of: (1) a net loss of $410.6 million, (2) a decrease in the market value of securities available for sale of $283.1 million, net of tax, (3) a $16.8 million adjustment to our equity interest in Sherman related to Sherman’s repurchase of MGIC’s equity interest, and (4) dividends paid of $3.7 million. Offsetting these was a $12.5 million reduction in stock based compensation expense.

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including our historical experience, industry standards and the current economic and housing environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements is set forth below.

Reserve for Losses

We establish reserves to provide for losses and the estimated costs of settling claims in both our mortgage insurance and financial guaranty segments. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In our mortgage insurance segment, reserves for losses are not generally established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We follow the accounting guidance in SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”) relating to the reserve for losses on our mortgage insurance contracts (excluding financial guaranty contracts). We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim (referred to as the “default to claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured lender. A “default” is defined under our master policy as a borrower’s failure to make a payment equal to or greater than one monthly regular payment under a loan. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days of (1) the loan’s having been in default for three months or (2) the occurrence of an early default in which the borrower fails to make any of the initial 12 monthly payments under a loan so that an amount equal to two monthly payments has not been paid. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days.

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures, (historically, a large percentage of defaulted loans have cured before going to claim, although this rate has decreased significantly in the current deteriorating housing environment) the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. In the mortgage insurance segment, we also establish reserves for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary.

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

Each loan that we insure is identified by product type (i.e., prime, subprime, Alt-A) and type of insurance (i.e. primary or pool) at the time the loan is initially insured. Different product types typically exhibit different loss behavior. Accordingly, our reserve model applies different ultimate default to claim rates and severities to each product type, taking into account the different loss development patterns and borrower behavior that are inherent in these products, as well as whether we are in a first- or second-loss position and whether there are deductibles on the insured loans. We use an actuarial projection methodology called a “roll rate” analysis to determine the projected ultimate default to claim rates for each product and to produce a reserve point for each product. As discussed above, the “roll rate” analysis uses claim payment history for each product to help determine the likelihood that a default will result in a claim and the amount that we will pay if a default becomes a claim. Therefore, the key assumption affecting our methodology is that future ultimate default to claim rates and severities will be consistent with our recent experience.

The following table shows the mortgage insurance range of loss and LAE reserves, and recorded reserves for losses and LAE, as of December 31, 2008 and December 31, 2007:

	As of December 31, 2008			As of December 31, 2007
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$2,746.4	$3,233.6	$2,990.0	$1,239.7	$1,451.3	$1,345.5

Reserves for our mortgage insurance business are recorded based on our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at December 31, 2008 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity on first-lien loss reserve estimates at December 31, 2008, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in claim severity (28% at December 31, 2008), we estimated that our loss reserves would change by approximately $109 million at December 31, 2008. For every one percentage point change in our default to claim rate (46% at December 31, 2008), we estimated a $67 million change in our loss reserves at December 31, 2008.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	December 31
	2008	2007
	(In thousands)
Financial Guaranty:
Allocated reserves	$161,285	$174,587
Unallocated non-specific	58,386	49,195
Trade Credit Reinsurance and Other:
Case reserves	9,910	16,000
Incurred But Not Reported (“IBNR”)	4,967	13,522

Total	$234,548	$253,304

Setting reserves requires us to exercise judgment in estimating the severity of the claim that is likely to result from an identified reserving event, which may be any amount up to the full amount of the insured obligation. The reliability of this estimate depends on the reliability of the information regarding the likely severity of the claim and the judgments made by management with respect to that information. Even when we are aware of the occurrence of an event that requires the establishment of a reserve, our estimate of the severity of the claim that is likely to result from that event may not ultimately be correct.

In the financial guaranty segment, we establish loss reserves on our non-derivative financial guaranty contracts. We establish case and LAE reserves for specifically identified impaired credits that have defaulted and allocated non-specific and LAE reserves for specific credits that we expect to default (case reserves and allocated non-specific reserves combined represent our allocated reserves). In addition, we may establish only an LAE reserve where appropriate for specific credits that we do not expect to default. In the case of directly insured financial guaranty contracts, we determine the existence of payment default and record case reserves when we determine that a default has occurred, based on a report from the insured party or based on our surveillance efforts. For assumed financial guaranty reinsurance contracts, we rely mostly on information provided by the primary insurer as confirmed by us, as well as specific knowledge of the claim, in recording related case reserves. In addition, we record allocated non-specific reserves for losses when we identify through our surveillance procedures or, for assumed reinsurance contracts, after we confirm information provided by the primary insurer regarding specific significant deterioration events that have occurred, with respect to specific insured credits that have not yet defaulted. Allocated non-specific reserves include contracts currently classified as intensified surveillance and special mention. In addition, because we believe that inherent deterioration begins immediately and continues over time on our remaining portfolio, we also record unallocated non-specific reserves for other losses, on a portfolio basis. As discussed below, the reserving policies used by the financial guaranty industry will be impacted by the adoption of SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 60” (“SFAS No. 163”).

Our unallocated non-specific reserves are established over time by applying an expected loss ratio to the premiums earned during each reporting period and discretionary adjustments by management as appropriate due to changes in expected frequency and severity of losses. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally-generated models. The loss ratio on an insured credit tends to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the severity can be very high because we typically insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a specific reserve.

Our unallocated non-specific loss reserve at December 31, 2008, was $58.4 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest loss ratios generated by any of the three models was approximately $33 million to $82 million, which we believe provides a reasonably likely range of expected losses.

At each balance sheet date, we also evaluate both the model-generated loss ratios and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the loss ratios and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established an unallocated or allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. The company-specific factors that we evaluate also require us to make subjective judgments. In addition, a significant change in the size of our portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the loss ratios or our level of unallocated non-specific reserves. Our estimates of our reserves for losses and LAE for our financial guaranty segment’s other lines of business, mainly trade credit reinsurance, depend upon the receipt of accurate information on claims and loss estimates from ceding companies. In addition, a reserve is included for losses and LAE IBNR on trade credit reinsurance. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions.

Setting the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of a loss. The models and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. We cannot be certain that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

Reserve for Premium Deficiency

SFAS No. 60 requires a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular product exceeds the net present value for expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

In 2007, we established a reserve for premium deficiency on our second-lien mortgage insurance business. To calculate the premium deficiency, we project future premiums and losses for our second-lien business on a transaction-by-transaction basis, using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated on a periodic basis based on actual results for that quarter, along with updated transaction level projections. During 2008, the second-lien premium deficiency reserve decreased by approximately $108.8 million to $86.9 million. In January 2009, we settled on certain second-lien mortgage insurance transactions, which reduced our risk in force by approximately $209 million to approximately $400 million. The settlement amount was $49.2 million less than our December 31, 2008 reserve amount, and as a result, we reduced our second-lien premium deficiency reserve through the provision for premium deficiency by $49.2 million at December 31, 2008. The net present value of expected losses and expenses on our second-lien business at December 31, 2008 was $240.1 million, offset by the net present value of expected premiums of

$16.6 million and already established reserves of $136.6 million. Our second-lien portfolio is relatively seasoned, and as a result we do not believe that changes in macro economic factors will result in significant changes to our current loss projections.

In June 2008, we established a reserve for premium deficiency on our domestic first-lien mortgage insurance business. At December 31, 2008, our current mortgage insurance portfolio is expected to generate a cumulative net profit and, therefore, no premium deficiency reserve was determined to exist as of that date. The net present value of expected losses and expenses on our first-lien business at December 31, 2008 was $4.9 billion, offset by the net present value of expected premiums of $3.0 billion and already established reserves (net of reinsurance recoverables) of $2.4 billion. Expected losses include an assumed paid claim rate of approximately 14.0% on our total primary first-lien mortgage insurance portfolio, including 10% on prime, 33% on subprime and 27% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated during the second half of 2008 is expected to be profitable, which has contributed to the overall expected net profitability of the portfolio.

Numerous factors affect our ultimate paid claim rates, including home price depreciation, unemployment, loan claim rescission and interest rates, as well as potential benefits associated with recently announced lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a premium deficiency reserve on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults in our current risk in force. This projection is based on recent trends in default experience, severity, and roll rates of delinquent loans to claim, as well as recent trends in prepayment speeds. As of December 31, 2008, our modeled loan default projections assume that recent observed increases in defaults will continue into mid-2009, remain stable at this increased level through the end of 2009, and gradually return to normal historic levels over the subsequent two years. If our modeled loan default projections were stressed such that recent observed increases in defaults were to continue until mid-2010, remain stable through the end of 2011, and gradually return to normal historic levels over the subsequent three years, we would require a premium deficiency reserve of $0.5 billion for our first-lien portfolio as of December 31, 2008.

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values and changes in fair value recorded in net income unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. As of December 31, 2008, we have no derivative contracts that qualify as hedges.

All our derivative instruments are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations under the contracts. Our credit protection in the form of credit default swaps, certain financial guaranty contracts within both our mortgage insurance and financial guaranty segments, NIMS and put options on CPS do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our consolidated statements of operations. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in either derivative assets or derivative liabilities on our consolidated balance sheets.

A summary of our derivative assets and liabilities, as of and for the periods indicated, is as follows:

Balance Sheets	December 31 2008	December 31 2007
	(In millions)
Derivative assets:
Financial Guaranty credit derivative assets	$22.8	$8.0
NIMS assets	5.8	—
Put options on CPS (1)	150.0	35.2
Mortgage Insurance international CDS assets	0.9	—

Total derivative assets	179.5	43.2

Derivative liabilities:
Financial Guaranty credit derivative liabilities	357.4	785.6
NIMS liabilities (2)	84.3	433.9
Mortgage Insurance domestic and international CDS liabilities	77.6	86.2

Total derivative liabilities	519.3	1,305.7

Total derivative liabilities, net	$(339.8)	$(1,262.5)

(1)	Money Market committed preferred custodial trust securities (“CPS”).
(2)	Does not include VIE debt of $160.0 million related to NIMS that we were required to consolidate at December 31, 2008.

The amounts presented in the table above represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. Certain contracts are in an asset position because the net present value of the contractual premium exceeds the net present value of the fair premium. The notional value of our derivative contracts at December 31, 2008 and December 31, 2007 was $51.8 billion and $57.7 billion, respectively.

The application of SFAS No. 133, as amended, results in volatility from period to period in gains and losses as reported on our consolidated statements of operations. Generally, these gains and losses result mostly from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Beginning in 2008, as required by the provision of SFAS No. 157, we also incorporated factors to include our own non-performance risk in our assessment of fair value. Any incurred gains or losses on such contracts are recognized as a change in fair value of derivative instruments.

We record premiums and origination costs related to credit default swaps and certain other derivative contracts in change in fair value of derivative instruments and policy acquisition costs, respectively, on our consolidated statements of operations. In previously reported financial statements prior to 2008, premiums earned on derivative contracts were included in premiums earned on our consolidated statements of operations. In 2008, we reclassified these prior period amounts to be consistent with the 2008 presentation.

Fair Value of Financial Instruments

We adopted SFAS No. 157 effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in accordance with GAAP, and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with FASB Staff Position (“FSP”) SFAS No. 157-2, we have elected to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.

We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and or the risks inherent in the inputs to the model. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the fair values received or paid may be materially different than those determined in accordance with SFAS No. 157.

In accordance with SFAS No. 157, when valuing fair value measurements in a liability position we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. As our credit default swap spread widens, the fair value of our liabilities decreases.

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

Level I—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level III—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At December 31, 2008, our total Level III assets approximated 3.2% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

The following are descriptions of our valuation methodologies for financial assets and liabilities measured at fair value.

Investments

U.S. Government and agency securities—The fair value of U.S. government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity. As such, U.S government and agency securities are categorized in Level II of the fair value hierarchy.

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

Asset-Backed Securities (“ABS”), Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Mortgage Obligations (“CMOs”)—The fair values of ABS, CMBS and CMOs are estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy.

Foreign government securities—The fair value of foreign government securities is estimated using observed market yields used to create a maturity curve and observed credit spreads from market makers and broker dealers. These securities are categorized in Level II of the fair value hierarchy.

Hybrid securities—These instruments are convertible securities measured at fair value based on observed trading activity and daily quotes. In addition, on a daily basis, dealer quotes are marked against the current price of the corresponding underlying stock. These securities are categorized in Level II of the fair value hierarchy. For certain securities, the underlying security price may be adjusted to account for observable changes in the conversion and investment value from the time the quote was obtained. Such securities are categorized in Level III of the fair value hierarchy.

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

Derivative Assets and Liabilities

Fair value is defined as the price that would be received in connection with the sale of an asset or that would be paid to transfer a liability. In determining an exit market in accordance with SFAS No.157, we consider the fact that most of our derivative contracts are unconditional and irrevocable, and contractually prohibit us from transferring them to other capital market participants. Accordingly, there is no principal market for such highly structured insured credit derivatives. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants include other monoline mortgage and financial guaranty insurers with similar credit quality to us, as if the risk of loss on these contracts could be transferred to these other mortgage and financial guaranty insurance and reinsurance companies. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates.

We determine the fair value of our derivative assets and liabilities using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available and relevant. Because we do not expect to pay claims for most of our contracts, we believe this credit spread approach provides us with the best estimate of fair value for these contracts. When a contract experiences significant credit deterioration, and we can estimate expected losses, we utilize a discounted cash flow analysis to estimate fair value. In these instances, we believe a discounted cash flow analysis results in a more accurate estimate of fair value, as it considers reasonably estimable losses associated with the specific contract and, therefore, is more relevant than using a market-based index or credit spread. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, where very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.

Beginning in 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our credit derivatives. Our five-year credit default swap spread widened by 2,429 basis points during 2007 and 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS

The fair value of our put options on CPS is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to our current CDS spread as well as market observations of similar securities issued, when available. The spread differential is typically assumed to be fixed in perpetuity and the annual cost differential is discounted at our current CDS spread, adjusted for a market-implied recovery rate. At December 31, 2008, given the current market environment and the market’s view of our credit risk, we determined that there were no market observations of relevance, and that there is currently no liquidity for these securities. Therefore, based on our assessment that the perpetual preferred securities could not be issued currently at any interest rate, we determined that the current market value of the options is equal to the issuance amount, which is $150 million.

Until the market changes such that there is some liquidity for our perpetual preferred securities, the fair value of these put options is not expected to be sensitive to changes in interest rates or in our CDS spread. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS Credit Derivatives and NIMS Derivative Assets

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FIN 46R. The estimated fair value of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS derivative assets by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of our having to consolidate several NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Changes in our expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $430.6 million as of December 31, 2008, which is our best estimate of settlement value and represents 98% of our total risk in force of $438.3 million. The fair value of our total net liabilities related to NIMS as of December 31, 2008 was $238.5 million, of which $5.8 million relates to derivative assets, $84.3 million relates to derivative liabilities and $160.0 million relates to consolidated debt of the NIMS VIE trusts that we consolidate. Our fair value estimate incorporates a discount rate that is based on our credit default swap spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

Corporate CDOs

The fair value of each of our corporate CDO transactions is estimated based on the difference between (1) the present value of the expected future contractual premiums we charge and (2) the fair premium amount that we estimate that another financial guarantor would require to assume the rights and obligations under our contracts. The fair value estimates reflect the fair value of the asset or liability, which is consistent with the “in-exchange” approach, in which fair value is determined based on the price that would be received or paid in a current transaction as defined by SFAS No. 157. These credit derivatives are categorized in Level III of the fair value hierarchy.

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 83% of our corporate CDO transactions (as of December 31, 2008) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that have occurred as described in Note 1 of Notes to Consolidated Financial Statements. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. The discount rate we use to determine the present value of expected future premiums is our credit default swap spread plus a risk free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

For each Corporate CDO transaction, we perform three principal steps in determining the fair premium amount:

•	First, we define a tranche on the CDX index (defined below) that equates to the risk profile of our specific transaction (we refer to this tranche as an “equivalent-risk tranche”);

•

Second, we determine the fair premium amount on the equivalent-risk tranche for those market participants engaged in trading on the CDX index (we refer to each of these participants as a “typical market participant”); and

•

Third, we adjust the fair premium amount for a typical market participant to account for the difference between the non-performance or default risk of a typical market participant and the non-performance or default risk of a financial guarantor of similar credit quality to us (in each case, we refer to the risk of non-performance as “non-performance risk”).

Defining the Equivalent-Risk Tranche—Direct observations of fair premium amounts for our transactions are not available since these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, credit default swaps on tranches of a standardized index (the “CDX index”) are widely traded and observable, and provide relevant market data for determining the fair premium amount of our transactions, as described more fully below.

The CDX index is a synthetic corporate CDO that is comprised of a list of corporate obligors and is segmented into multiple tranches of synthetic senior unsecured debt of these obligors ranging from the equity tranche (i.e., the most credit risk or first-loss position) to the most senior tranche (i.e., the least credit risk). We refer to each of these tranches as a “standard CDX tranche.” A tranche is defined by an attachment point and detachment point, representing the range of portfolio losses for which the protection seller would be required to make a payment.

Our corporate CDO transactions possess similar structural features to the standard CDX tranches, but often differ with respect to certain of the referenced corporate entities, term, attachment point and detachment points. Therefore, in order to determine the equivalent risk tranche for each of our corporate CDO transactions, we determine the attachment and detachment points on the CDX index that have comparable estimated probabilities of loss as the attachment and detachment points in our transactions. We begin by performing a simulation analysis of referenced entity defaults in our transactions to determine the probability of portfolio losses exceeding our attachment and detachment points. The referenced entity defaults are primarily determined based on the following inputs: the market observed credit default swap credit spreads of the referenced corporate entities, the correlations between each of the referenced corporate entities, and the term of the transaction.

For each referenced corporate entity in our corporate CDO transactions, the credit default swap spreads associated with the term of our transactions (“credit curve”) define the estimated expected loss for each entity (as applied in a market standard approach known as “risk neutral” modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are based on historical data. The impact of our correlation assumptions currently does not have a material effect on our fair premium estimates in light of the significant impact of our non-performance risk adjustment as described below.

Once we have established the probability of portfolio losses exceeding the attachment and detachment points in our transactions, we then use the same simulation method to locate the attachment and detachment points on the CDX index with comparable probabilities. These equivalent attachment and detachment points define the equivalent-risk tranche on the CDX index that we use to determine fair premium amounts.

Determining the Typical Fair Premium Amount—The equivalent-risk tranches for our corporate CDO transactions often are not identical to any standard CDX tranches. As a result, fair premium amounts generally are not directly observable from the CDX index for the equivalent-risk tranche and must be separately determined. We make this determination through an interpolation in which we use the observed premium rates on the standard CDX tranches that most closely match our equivalent-risk tranche to derive the typical fair premium amount for the equivalent-risk tranche.

Non-Performance Risk Adjustment on Corporate CDOs—The typical fair premium amount estimated for the equivalent-risk tranche represents the fair premium amount for a typical market participant—not Radian. Accordingly, the final step in our fair value estimation is to convert this typical fair premium amount into a fair premium amount for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of that participant’s default or non performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the typical fair premium amount to account for both this contractual difference, as well as for the market’s perception of our default probability which is observable through our credit default swap spread.

The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the “risk neutral” model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the “risk neutral modeling” approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group credit default swap spread, and the default probability of the transaction is determined as described above under “Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk free interest rate, as the expected claim payments have already been risk-adjusted.

The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts.

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of RMBS CDOs, CMBS CDOs, Trust preferred securities (“TruPs”) CDOs and CDOs backed by other asset classes such as (i) municipal securities; (ii) synthetic financial guarantees of asset-backed securities (such as auto loan and credit card securities) and (iii) project finance transactions. The fair value of our non-corporate CDO and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card and auto loan transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

RMBS CDOs—The fair value amounts for our two remaining RMBS CDO transactions are derived using standard market indices and discounted cash flows, to the extent expected losses are estimable. The credit quality of the underlying referenced obligations in one of these transactions is reasonably similar to that which is included in the AAA-rated ABX.HE index, a standardized list of residential mortgage-backed security reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction is derived directly from the observed spreads of this index. For our second RMBS CDO transaction, the underlying referenced obligations in this transaction have experienced significant credit deterioration, and we expect this deterioration ultimately will result in claims. Fair value for this transaction is determined using a discounted cash flow analysis. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation, and our estimate of the claim rate associated with the current delinquent loans. The expected cash flows from the underlying reference obligations are then present valued using a discount rate derived from the BBB- ABX.HE index. The insured cash flows are present valued using a discount rate that is equal to our credit default swap rate plus a risk free rate.

CMBS CDOs—The fair premium amounts for our CMBS CDO transactions for a typical market participant are derived directly from the observed spreads on the CMBX indices. The CMBX indices represent standardized lists of commercial mortgage-backed security reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on their various origination periods and credit grades. For each of our CMBS CDO transactions we use the CMBX index that most directly correlates to our transaction with respect to the origination period and credit rating of the referenced obligations included in our transactions. The typical fair premium amount is the expected future fair premiums (determined by the observed index spreads) present valued using a discount rate equal to the credit default swap spread of a typical market participant plus a risk–free rate.

TruPs CDOs—Our TruPs transactions are synthetic CDOs where the underlying referenced obligations are preferred securities of financial institutions consisting primarily of banks and insurance companies whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each synthetic CDO. In determining estimated fair values of our TruPs CDO transactions, we use internally-generated models to calculate the fair premium amount for a typical market participant based on the following inputs: our contractual premium rate (which is estimated to be equal to the typical fair premium rate as of the contract date), the estimated change in the spread of the underlying referenced obligations, the remaining term of the TruPs CDOs and the deterioration (if any) of the subordination. We start with our contractual premium rate and then make an adjustment for the estimated change in the spread of the underlying referenced obligations from inception of the transaction to the current measurement date, as the fundamental underlying relationship between the contractual premium rate and the underlying default risk that existed at the transaction date is assumed to be the primary driver of the fair premium. To determine the spread of the underlying reference obligations, which are not observable, we assume these spreads to be proportional to the weighted average credit default swap spread of a group of investment grade and high yield institutions whose market risk is determined by us to be similar to the specific financial institutions underlying our TruPs. The relationship between the spread on these referenced obligations and the typical fair premium rate on the tranche we insure is then determined based on the historical observed relationship between the spread on the referenced entities of the CDX index and the typical fair premium rate on a senior tranche of the CDX index, because the direct relationship for TruPs CDOs is not observable. A separate adjustment to the fair premium rate is then calculated for each transaction based on its remaining average life. This adjustment accounts for changes in the remaining average life of our transactions and is based on historically observed typical fair premium rates for corporate obligations with similar remaining maturities. A separate adjustment to the typical fair premium rate is then calculated for each transaction based on any deterioration of subordination that has occurred since origination. This adjustment is based on a relationship between subordination and typical fair premium rate for a CDO transaction according to a simulation model. This adjustment is not currently significant to our overall fair value estimate given the significant remaining subordination underlying our deals. The typical fair premium amount is the expected future fair premiums present valued using a discount rate equal to the credit default swap spread of a typical market participant plus a risk–free rate.

All Other Non-Corporate CDOs and other Derivative Transactions—For all of our other non-corporate CDO and other derivative transactions observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium based on a market rate of return that would be required for a monoline insurer to undertake the contract risk. The fair premium amount is calculated as the premium required to achieve a market rate of return (net of expected losses and other expenses) over an estimated internally developed risk-based capital amount. Such market rates of return approximate historical rates of return earned by financial guarantors. Expected losses and our internally developed risk-based capital amounts are projected by our model based on the internal credit rating, term, asset class, and current par outstanding for each transaction.

For each of the non-corporate CDO and other derivative transactions discussed above, with the exception of the RMBS CDO transaction that is valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our RMBS CDO is incorporated in the fair value as described above, therefore no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our own determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and collateralized loan obligations (“CLO”) contracts is estimated with reference to the LIBOR spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. In addition, these fair value estimates incorporate an adjustment for our non-performance risk that is based on our credit default swap spread. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. Despite significant volatility in relevant credit spreads during each of the four quarters ended December 31, 2008, in each of these quarters the change in fair value of our assumed financial guaranty credit derivatives represented less than 2.5% of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy.

Mortgage Insurance Domestic and International CDS

In determining the estimated fair value of our mortgage insurance domestic CDS, we use internal models that employ a discounted cash flow methodology. We estimate losses in each securitization by applying expected default rates separately to loans that are delinquent and to those that are current. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization, and ultimately, to produce the projected credit losses for each mortgage insurance domestic CDS. In addition to expected credit losses, the fair value for each mortgage insurance domestic CDS is approximated by incorporating future expected premiums to be received from the transaction. These future expected premiums are discounted utilizing a risk-adjusted interest rate that is based on the current rating of each transaction. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, which currently results in a significant reduction of the derivative liability. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values.

Changes in our expected credit losses on mortgage insurance domestic CDS could have a significant impact on our fair value estimate for this product, with a maximum principal loss exposure of $132.2 million and expected losses as of December 31, 2008 in the amount of $91.8 million. Changes in the loss estimates will impact the fair value directly, reduced only by the discount factor, which is dependent on the timing of the expected losses. However, in light of our comparatively small amount of notional exposure on mortgage insurance domestic CDS, we do not expect changes in the fair value of this product to materially impact the overall fair value of our credit derivatives. The mortgage insurance domestic CDS are categorized in Level III of the fair value hierarchy.

In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective deal, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. Despite significant volatility in credit spreads during each of the four quarters ended December 31, 2008, in each of these quarters, the change in fair value of our mortgage insurance international CDS represented less than 4% of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy. For each of the mortgage insurance international CDS transactions, we make an adjustment to the fair value amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs.

The following table quantifies the impact of our non-performance risk on our derivative assets and derivative liabilities (in aggregate by type) presented in our consolidated balance sheets. The five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

	January 1 2007	January 1 2008	December 31 2008
Radian Group five-year credit default swap spread	37	628	2,466
(in basis points)

Product ($ in millions)	Impact of Initial Adoption at January 1, 2008 Unrealized Gain	Cumulative Unrealized Gain at December 31, 2008
Corporate CDOs	$638.8	$4,197.1
Non-Corporate CDOs	185.8	948.7
NIMS and other	108.2	440.0

Total	$932.8	$5,585.8

The unrealized gain attributable to the market’s perception of our non-performance risk increased significantly during 2008 as presented in the table above. This increase was driven by two separate factors. First, our credit default swap spread widened significantly during the first six months of the year, and when combined with the effect of the implementation of SFAS No. 157 in the first quarter of 2008, had the effect of reducing our fair premium amounts on our derivative contracts to very low absolute levels. Second, the market spreads on the CDX index that we utilize to determine fair premium amounts prior to our non-performance risk adjustment widened from approximately 46 basis points at January 1, 2008 to 206 basis points at December 31, 2008. Because our credit default swap spread is very high, our fair premium amounts have remained low regardless of the changes in the CDX index. Because both CDX index spreads and our credit default swap spreads widened significantly during the year, this resulted in a significant increase in our non-performance risk adjustment. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for sensitivities of our fair value estimates to credit spreads.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Amortization of these costs for each underwriting year is charged against revenue in proportion to estimated gross profits over the estimated life of the policies. This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit are based on persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated at least quarterly, and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions could have a significant effect on the amortization of deferred policy acquisition costs.

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

When a premium deficiency reserve is established, all related deferred policy acquisition costs are written off. As a result of the establishment of a first-lien premium deficiency reserve in the second quarter of 2008, all deferred policy acquisition costs on first-lien domestic mortgage insurance written prior to June 30, 2008, were written off during that period.

Origination costs for derivative mortgage and financial guaranty contracts are expensed as incurred.

Income Taxes

We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As required under SFAS No. 109, our deferred tax assets and liabilities are recognized under the balance sheet method which recognizes the future tax effect of temporary differences between the amounts recorded in the consolidated financial statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We have taken a position in various state and local jurisdictions that we are not required to remit taxes with regard to the income earned on our investment in certain partnership interests. Although we believe that these tax positions are likely to succeed if adjudicated in a court of last resort, measurement under FIN 48 of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Over the next 12 months, additional taxable income or taxable losses may be generated from these investments, which would require increases or decreases in our calculations of potential state and local taxes, penalty and interest thereon. An estimate of the taxable income or loss, the character of such income or loss and its impact to the current income taxes payable over the following 12-month period cannot be reasonably made at this time.

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary-impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The adoption of this FSP at December 31, 2008, did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS No. 140-4 and FIN 46 (R)-8”). This FSP requires public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying SPE that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs. This FSP is effective for the reporting periods ending after December 15, 2008, and we have included the required disclosures in Note 6 of Notes to Consolidated Financial Statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a non-active market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective upon issuance, including with respect to prior periods for which financial statements have not been issued. We considered the guidance provided by FSP FAS No. 157-3 in determining the fair value of our financial assets at December 31, 2008, and determined it did not have a significant impact on our consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. 133-1 and FIN 45-4”). This FSP amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” It also clarifies the FASB’s intent about the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” discussed below. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The disclosures required by the new FSP are effective for our reporting period ending after November 15, 2008 and are included in Note 4 of Notes to Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 163. SFAS No. 163 clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of SFAS No. 60. SFAS No. 163 does not apply to financial guarantee insurance contracts accounted for as derivative contracts under SFAS No. 133. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. See Note 12 of Notes to Consolidated Financial Statements.

SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and when it is expected that the present value of expected claim loss will exceed the unearned premium revenue. The expected loss is based on the probability-weighted present value of expected net cash outflows to be paid under the contract. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. Currently, we establish unallocated non-specific reserves for our entire portfolio based on estimated statistical loss probabilities. Those credits that have defaulted are identified as case reserve credits are aggregated, tracked on a list (“Watch List”), and reserves are established. For those credits in the intensified surveillance category and where a default is considered to be likely, an allocated non-specific reserve is established. In each case, the most likely loss scenario becomes the amount reserved. Our unallocated non-specific reserve will be eliminated upon the full implementation of SFAS No. 163 in the first quarter of 2009. In addition, case reserves and allocated non-specific reserves may also change upon adoption.

Upon the adoption of SFAS No. 163, we will be required to record the initial unearned premium liability equal to the present value of the premiums due or expected to be collected over either the period of the financial guarantee insurance contract or the expected period of risk. In determining the present value of premiums due, we will use a discount rate that reflects the risk-free rate at the inception of the contract. Under SFAS No. 163, premiums paid in full at inception will be recorded as unearned premiums. Currently, premiums paid in advance of the coverage period are recorded as a liability for the amount received. In addition, SFAS No. 163 will require the recognition of the remaining unearned premium revenue on refundings for financial guaranty policies that are extinguished. A refunding that is effected through legal defeasance does not qualify for immediate revenue recognition. Consequently, this will result in previously recognized refundings to be reversed as part of the cumulative impact. Management is currently considering the impact that will result from the adoption of SFAS No. 163.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity; (b) how the entity is accounting for its derivative instrument and hedged items under SFAS No. 133 and (c) how the instrument affects the entity’s financial position, financial performance and cash flows. SFAS No. 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 is effective for quarterly interim periods ending March 31, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our consolidated balance sheets, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of APB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in consolidated financial statements by establishing accounting and reporting standards. These standards require that: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management currently is considering the disclosure requirements that may result from the adoption of SFAS No. 160.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our investment securities and certain financial guaranty contracts. This analysis is performed by determining the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices.

Our sensitivity analysis is generally calculated as a parallel shift in yield curve with all other factors remaining constant. In addition, on a quarterly basis, we review changes in interest rates, foreign currency exchange rates, credit spreads and equity prices to determine whether there has been a material change in our market risk since that presented in connection with our annual sensitivity analysis.

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

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at December 31, 2008 and December 31, 2007, was $6.0 billion and $6.4 billion, respectively, of which 80.0% and 84.4% at December 31, 2008 and December 31, 2007, respectively, was invested in fixed-income securities. Our analysts calculate duration, expressed in years, as an estimate of interest rate sensitivity of our fixed-income securities. A 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $314.1 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $234.2 million. At December 31, 2008, the average duration of the fixed-income portfolio was 5.6 years.

The market value and carrying value of our long-term debt at December 31, 2008 was $310.6 million and $757.8 million, respectively. In general, the market value of our long term debt reflects market concerns regarding our ability to continue to service our debt and ultimately repay or refinance our debt as it matures.

Credit Spread Risk

We provide credit protection in the form of credit default swaps and other financial guaranty contracts that are marked to market through earnings under the requirements of SFAS No. 133. With the exception of NIMS and certain domestic mortgage insurance CDS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. With the exception of NIMS, one RMBS CDO, and certain domestic mortgage insurance CDS contracts (for which deterioration in value is primarily attributed to future expected credit losses), the value of our financial guaranty derivative contracts were affected predominantly by changes in credit spreads of the underlying obligations’ collateral, in some cases compounded by ratings downgrades of insured obligations. As credit spreads and ratings change, the values of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of SFAS No. 157, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative assets and liabilities.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in fair value of our derivatives portfolio as a result of instantaneous shifts in credit spreads as of December 31, 2008, assuming that our own credit default swap spread remained constant. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as we are unable to obtain data necessary to model hypothetical changes in these contracts.

	Weighted Average Spread		Effect on Market Value based on:
($ in millions)		Market Value Net Liabilities	10% widening of credit spreads	10% tightening of credit spreads
NIMS	36.62%	$(238.5)*	$(0.1)	$0.1
Domestic CDS	36.62%	$(63.5)	(0.1)	0.2
Corporate CDOs	3.19%	$(246.5)	(31.3)	31.3
Non-Corporate CDOs	1.43%	$(57.2)	(8.3)	8.3

Estimated pre-tax (loss) gain			$(39.8)	$39.9

If our credit default swap spread were to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our unrealized losses on derivatives could increase significantly. The table below presents the pre-tax change in fair value of our derivatives portfolio as a result of an instantaneous shift of our credit default swap curve in isolation:

			Effect on Market Value based on:
($ in millions)	Radian Group Spread	Market Value Net Liabilities	1000 basis point widening of Radian’s spread	1000 basis point tightening of Radian’s spread
NIMS	24.66%	$(238.5)*	$41.8	$(57.1)
Domestic CDS		$(63.5)	6.2	(7.8)
Corporate CDOs		$(246.5)	140.6	(521.5)
Non-Corporate CDOs		$(57.2)	20.3	(68.4)

Estimated pre-tax gain (loss)			$208.9	$(654.8)

*	Includes VIE debt of $160.0 million, NIMS derivative liabilities of $84.3 million and NIMS derivative assets of $5.8 million.

Given the relatively high level of volatility in spreads underlying our collateral (including our own credit default swap spread) during 2008, the sensitivities presented above are higher than our longer term historical experience, where spread volatilities rarely exceeded 20 basis points before 2008. The range of 1,000 basis point tightening and 1,000 basis point widening was determined to a significant degree based on our most recent experience, which we believe is reasonably likely to continue in the current market environment despite historic levels that were much more stable.

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of December 31, 2008 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were re-measured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $11.0 million as of December 31, 2008.

At December 31, 2008, we held approximately $44.7 million of investments denominated in Euros. The value of the Euro against the U.S. dollar weakened from 1.46 at December 31, 2007 to 1.40 at December 31, 2008. At December 31, 2008, we held approximately $35.9 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0090 at December 31, 2007 compared to 0.0110 at December 31, 2008.

Equity Market Price

At December 31, 2008, the market value and cost of our equity securities were $212.5 million and $278.8 million, respectively. Included in the market value and cost of our equity securities is $25.4 million and $44.8 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $21.3 million as of December 31, 2008. There have been no material changes in our equity market price risk during 2008.

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

Our board of directors exercises its responsibility for the financial statements through its Audit and Risk Committee, which consists entirely of independent non-management board members. The Audit and Risk Committee meets periodically with management and with PricewaterhouseCoopers LLP, the independent registered public accounting firm retained to audit our Consolidated Financial Statements, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

The accompanying report of PricewaterhouseCoopers LLP is based on its audit, which it is required to conduct in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), and which includes the consideration of our internal control over financial reporting to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

Sanford A. Ibrahim

Chief Executive Officer

C. Robert Quint

Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in common stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Radian Group Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) as of and for the year ended December 31, 2008 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedules and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 4 to the consolidated financial statements, as of January 1, 2008, the Company adopted SFAS No. 157, “Fair value Measurements,” which resulted in a material reduction of derivative liabilities. As discussed in Note 1 to the consolidated financial statements, in 2008, the Company discontinued writing new financial guaranty business.

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
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated statements of operations, changes in common stockholders’ equity, and cash flows of Radian Group Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006. Our audit also included the financial statement schedules for the year ended December 31, 2006 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit. We did not audit the financial statements of Sherman Financial Group LLC (an equity method investee) for the year ended December 31, 2006, which statements reflect earnings constituting 15% of consolidated pretax income for the year ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sherman Financial Group LLC, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and (as to the amounts included for Sherman Financial Group LLC for the year ended December 31, 2006) the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Radian Group Inc. and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audit and (as to the amounts included for Sherman Financial Group LLC for the year ended December 31, 2006) the report of the other auditors, such financial statement schedules for the year ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche

Philadelphia, Pennsylvania

March 1, 2007 (March 14, 2008, as to Note A of Schedule II of Item 15)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of

Sherman Financial Group LLC:

We have audited the consolidated statements of income, members’ equity and cash flows of Sherman Financial Group LLC and subsidiaries (a Delaware limited liability company) for the year ended December 31, 2006 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sherman Financial Group LLC as of and for the year ended December 31, 2005, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 9, 2006. As discussed in Note B (not presented separately herein), the Company has restated its 2005 financial statements to correct certain classifications in conformity with accounting principles generally accepted in the United States of America. The other auditors reported on the 2005 financial statements before the restatement.

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

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sherman Financial Group LLC and subsidiaries for the year ending December, 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

February 15, 2007

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(In thousands, except share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $37,486 and $55,021)	$36,628	$53,310
Fixed-maturities available for sale—at fair value (amortized cost $3,899,487 and $4,571,998)	3,647,269	4,644,724
Trading securities—at fair value (amortized cost $670,835 and $158,087)	654,699	153,634
Equity securities available for sale—at fair value (cost $212,620 and $196,068)	165,099	254,869
Hybrid securities—at fair value (amortized cost $499,929 and $525,607)	426,640	584,373
Short-term investments	1,029,285	697,271
Other invested assets (cost $21,388 and $21,087)	21,933	22,868

Total investments	5,981,553	6,411,049
Cash	79,048	200,787
Investment in affiliates	99,712	104,354
Deferred policy acquisition costs	160,526	234,955
Prepaid federal income taxes	248,828	793,486
Accrued investment income	61,722	65,362
Accounts and notes receivable (less allowance of $61,168 and $50,391)	90,158	130,773
Property and equipment, at cost (less accumulated depreciation of $84,911 and $81,930)	18,178	24,567
Derivative assets	179,515	43,214
Deferred income taxes, net	446,102	—
Reinsurance recoverables	492,359	33,960
Other assets	258,418	167,682

Total assets	$8,116,119	$8,210,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$916,724	$1,094,710
Reserve for losses and loss adjustment expenses	3,224,542	1,598,756
Reserve for premium deficiency	86,861	195,646
Long-term debt and other borrowings	857,802	953,524
Variable interest entity debt—at fair value	160,035	—
Deferred income taxes, net	—	26,705
Derivative liabilities	519,260	1,305,665
Accounts payable and accrued expenses	320,185	314,447

Total liabilities	6,085,409	5,489,453

Commitments and Contingencies (Note 18)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 and 200,000,000 shares authorized; 98,223,210 and 97,631,763 shares issued at December 31, 2008 and 2007, respectively; 81,034,883 and 80,412,974 shares outstanding at December 31, 2008 and 2007, respectively	98	98
Treasury stock, at cost: 17,188,327 and 17,218,789 shares in 2008 and 2007, respectively	(888,057)	(889,478)
Additional paid-in capital	1,350,704	1,331,790
Retained earnings	1,766,946	2,181,191
Accumulated other comprehensive (loss) income	(198,981)	97,135

Total stockholders’ equity	2,030,710	2,720,736

Total liabilities and stockholders’ equity	$8,116,119	$8,210,189

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2008	2007	2006
	(In thousands, except share per-share amounts)
Revenues:
Premiums written—insurance:
Direct	$965,741	$1,109,451	$1,020,971
Assumed	6,676	126,402	111,239
Ceded	(155,548)	(150,621)	(127,920)

Net premiums written	816,869	1,085,232	1,004,290
Decrease (increase) in unearned premiums	154,951	(172,951)	(97,248)

Net premiums earned—insurance	971,820	912,281	907,042
Net investment income	263,033	256,098	234,345
Change in fair value of derivative instruments	710,913	(1,214,379)	124,870
Net (losses) gains on other financial instruments	(149,466)	53,606	40,842
Gain on sale of affiliate	—	181,734	—
Other income	11,736	11,711	20,847

Total revenues	1,808,036	201,051	1,327,946

Expenses:
Provision for losses	2,205,340	1,308,090	369,278
Provision for premium deficiency	(108,785)	195,646	—
Policy acquisition costs	136,396	113,176	111,609
Other operating expenses	255,497	183,445	242,634
Interest expense	53,514	53,068	48,149

Total expenses	2,541,962	1,853,425	771,670

Equity in net income (loss) of affiliates	59,797	(416,541)	256,993

Pretax (loss) income	(674,129)	(2,068,915)	813,269
Income tax (benefit) provision	(263,550)	(778,616)	231,097

Net (loss) income	$(410,579)	$(1,290,299)	$582,172

Basic net (loss) income per share	$(5.12)	$(16.22)	$7.16

Diluted net (loss) income per share	$(5.12)	$(16.22)	$7.08

Weighted average number of common shares outstanding—basic	80,258	79,556	81,338

Weighted average number of common and common equivalent shares outstanding—diluted	80,258	79,556	82,261

Dividends per share	$.045	$.08	$.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
						Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other
	(In thousands)
BALANCE, JANUARY 1, 2006	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$—	$3,662,880
Comprehensive income:
Net income	—	—	—	—	582,172	—	—	—	582,172
Unrealized foreign currency translation adjustment, net of tax benefit of $4,125	—	—	—	—	—	7,661	—	—	7,661
Unrealized holding gains arising during period, net of tax of $30,342	—	—	—	—	—	—	56,349	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $12,059	—	—	—	—	—	—	(22,395)	—

Net unrealized gains on investments net of tax of $18,283	—	—	—	—	—	—	33,954	—	33,954

Total comprehensive income									623,787
Issuance of common stock under incentive plans	—	20,636	15,859	—	—	—	—	—	36,495
Issuance of restricted stock	—	—	(2,354)	—	—	—	—		(2,354)
Amortization of restricted stock	—	—	1,417	—	—	—	—	—	1,417
Reclassification of deferred compensation	—	—	(1,843)	1,843	—	—	—	—	—
Stock-based compensation expense	—	—	15,216	—	—	—	—	—	15,216
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	247	247
Treasury stock purchased	—	(263,600)	—	—	—	—	—	—	(263,600)
Dividends declared	—	—	—	—	(6,531)	—	—	—	(6,531)

BALANCE, DECEMBER 31, 2006	$97	$(931,012)	$1,347,205	$—	$3,489,290	$9,796	$151,934	$247	$4,067,557
Cumulative effect of adoption of FIN 48 (See Note 14)	—	—	—	—	(21,214)	—	—	—	(21,214)
Cumulative effect of adoption of SFAS No. 155 (See Note 2)	—	—	—	—	9,844	—	(9,844)	—	—

BALANCE, JANUARY 1, 2007, as adjusted	97	(931,012)	1,347,205	—	3,477,920	9,796	142,090	247	4,046,343
Comprehensive (loss) income:
Net loss	—	—	—	—	(1,290,299)	—	—	—	(1,290,299)
Unrealized foreign currency translation adjustment, net of tax of $1,263	—	—	—	—	—	2,346	—	—	2,346
Unrealized holding losses arising during period, net of tax benefit of $26,269	—	—	—	—	—	—	(48,785)	—
Less: Reclassification adjustment for net losses included in net income, net of tax benefit of $3,600	—	—	—	—	—	—	(6,686)	—

Net unrealized losses on investments net of tax benefit of $29,869	—	—	—	—	—	—	(55,471)	—	(55,471)

Total comprehensive loss									(1,343,424)
Issuance of common stock under incentive plans	1	64,356	2,894	—	—	—	—	—	67,251
Issuance of restricted stock	—	—	(31,836)	—	—	—	—		(31,836)
Amortization of restricted stock	—	—	10,647	—	—	—	—	—	10,647
Net actuarial loss	—	—	—	—	—	—	—	(1,873)	(1,873)
Stock-based compensation expense	—	—	2,880	—	—	—	—	—	2,880
Treasury stock purchased	—	(22,822)	—	—	—	—	—	—	(22,822)
Dividends declared	—	—	—	—	(6,430)	—	—	—	(6,430)

BALANCE, DECEMBER 31, 2007	$98	$(889,478)	$1,331,790	$—	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
						Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other
	(In thousands)
BALANCE, JANUARY 1, 2008	$98	$(889,478)	$1,331,790	$—	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736
Comprehensive (loss) income:
Net loss	—	—	—	—	(410,579)	—	—	—	(410,579)
Unrealized foreign currency translation adjustment, net of tax of $982	—	—	—	—	—	1,824	—	—	1,824
Unrealized holding losses arising during period, net of tax benefit of $152,788	—	—	—	—	—	—	(283,750)	—
Less: Reclassification adjustment for net losses included in net income, net of tax benefit of $351	—	—	—	—	—	—	651	—

Net unrealized losses on investments net of tax benefit of $152,438	—	—	—	—	—	—	(283,099)	—	(283,099)

Total comprehensive loss	—	—	—	—	—	—	—	—	(691,854)
Sherman equity adjustment	—	—	—	—	—	—	—	(16,761)	(16,761)
Pension curtailment	—	—	—	—	—	—	—	1,884	1,884
Repurchases of common stock under incentive plans	—	1,421	(1,802)	—	—	—	—	—	(381)
Issuance of restricted stock	—	—	476	—	—	—	—	—	476
Amortization of restricted stock	—	—	7,711	—	—	—	—	—	7,711
Net actuarial gain	—	—	—	—	—	—	—	36	36
Stock-based compensation expense	—	—	12,529	—	—	—	—	—	12,529
Dividends declared	—	—	—	—	(3,666)	—	—	—	(3,666)

BALANCE, DECEMBER 31, 2008	$98	$(888,057)	$1,350,704	$—	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(410,579)	$(1,290,299)	$582,172
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (gains) losses on securities and change in fair value of derivative instruments	(561,447)	1,160,773	(165,712)
Net (payments) receipts related to derivative contracts	(126,664)	19,671	(63,548)
Equity in net (income) loss of affiliates	(59,797)	416,541	(256,992)
Distributions from affiliates	35,460	51,512	150,609
Gain on sale of affiliate	—	(181,734)	—
Proceeds from sales of trading securities	335,109	17,408	42,060
Purchases of trading securities	(848,123)	(157,738)	(59,289)
Deferred income tax (benefit) provision	(313,088)	(879,835)	145,297
Depreciation and other amortization, net	16,188	19,334	36,996
Change in:
Unearned premiums	(126,936)	151,023	95,462
Deferred policy acquisition costs	59,935	(13,180)	(13,241)
Reinsurance recoverables	(458,399)	—	—
Reserve for losses and loss adjustment expenses	1,629,500	757,368	39,248
Reserve for premium deficiency	(108,785)	195,646	—
Prepaid federal income taxes	544,658	15,254	(223,226)
Other assets	(32,260)	(58,396)	(6,973)
Accounts payable and accrued expenses	128,032	78,447	179,619
Other	(36,620)	—	6,009

Net cash (used in) provided by operating activities	(333,816)	301,795	488,491

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	1,040,148	192,720	812,617
Proceeds from sales of equity securities available for sale	95,074	61,032	92,805
Proceeds from sales of hybrid securities	346,675	381,385	—
Proceeds from redemptions of hybrid securities	29,348	86,999	—
Proceeds from redemptions of fixed-maturity investments available for sale	186,408	205,302	181,401
Proceeds from redemptions of fixed-maturity investments held to maturity	18,303	33,327	44,514
Purchases of fixed-maturity investments available for sale	(580,160)	(611,712)	(1,349,309)
Purchases of equity securities available for sale	(115,530)	(26,548)	(35,469)
Purchases of hybrid securities	(372,666)	(435,953)	—
(Purchases) sales of short-term investments	(335,147)	(452,508)	144,043
(Purchases) sales of other invested assets	(81)	(6,408)	(3,768)
Purchases of property and equipment, net	(3,569)	(3,764)	(15,407)
Proceeds from sales (purchases) of investments in affiliates	—	277,601	(66,307)
Issuance of demand note receivable from affiliate	—	(50,000)	—

Net cash provided by (used in) investing activities	308,803	(348,527)	(194,880)

Cash flows from financing activities:
Dividends paid	(3,666)	(6,430)	(6,531)
Proceeds from issuance of common stock under incentive plans	—	25,280	26,905
Purchase of treasury stock	—	(22,822)	(263,600)
Issuance of long-term debt and other borrowings	—	200,000	—
Paydown of other borrowings	(100,000)	—	—
Proceeds from termination of interest-rate swap	12,800	—	—
Excess tax benefits from stock-based awards	—	5,517	4,777

Net cash (used in) provided by financing activities	(90,866)	201,545	(238,449)

Effect of exchange rate changes on cash	(5,860)	(11,927)	(5,108)
(Decrease) increase in cash	(121,739)	142,886	50,054

Cash, beginning of year	200,787	57,901	7,847

Cash, end of year	$79,048	$200,787	$57,901

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(501,754)	$150,685	$245,628

Interest paid	$56,641	$53,150	$48,505

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$12,003	$8,793	$10,812

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Recent Developments

Radian Group Inc. (“Radian Group”) provides, through its subsidiaries and affiliates, credit-related insurance coverage and financial services to mortgage lenders and other financial institutions. Our principal business segments are mortgage insurance, financial guaranty and financial services.

Mortgage Insurance

Private mortgage insurance and risk management services are provided to mortgage lending institutions located throughout the United States (“U.S.”) and select countries outside the U.S. through our principal mortgage guaranty subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”). Of these companies, Radian Guaranty is currently the only company through which we are continuing to write a significant amount of new business.

Private mortgage insurance generally protects lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”), collectively referred to as Government Sponsored Enterprises (“GSEs”). Moody’s Investor Service (“Moody’s”) and Standard & Poor’s Rating Service (“S&P”) downgraded the financial strength ratings of our mortgage insurance subsidiaries during 2008 and 2009. Except for the impact on our international mortgage insurance business as discussed below, these downgrades have not had a material impact on our mortgage insurance business and have not had any impact on our eligibility status with the GSEs.

Radian Guaranty currently offers two principal types of private mortgage insurance coverage: primary and pool. At December 31, 2008, primary insurance on domestic first-lien mortgages comprised approximately 92% of domestic first-lien mortgage insurance risk in force and pool insurance comprised approximately 8% of domestic first-lien mortgage insurance risk in force. We have historically used Amerin Guaranty to issue mortgage insurance on second-lien mortgages (“second-liens”), and Radian Insurance to provide credit enhancement, including in certain cases through credit default swaps (“CDS”), on mortgage-related assets that our monoline mortgage insurer Radian Guaranty is not permitted to insure such as second-lien mortgages, home equity loans, net interest margin securities (“NIMS”), and international insurance and reinsurance transactions (collectively, we refer to the risk associated with these transactions as “non-traditional” or “other risk”). As a result of the current housing and credit market turmoil, we have stopped writing all non-traditional business other than a small amount of international mortgage insurance.

We wrote our existing international mortgage insurance business through Radian Insurance. Downgrades of Radian Insurance have significantly reduced our ability to continue to write international mortgage insurance.

Financial Guaranty

On February 28, 2001, we acquired the financial guaranty insurance business and other businesses of Enhance Financial Services Group Inc. (“EFSG”), a New York-based holding company that owned, until the third quarter of 2008, our principal financial guaranty subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We also acquired an ownership interest in two credit-based asset businesses (see Note 8 “Investment in Affiliates,” for further information) as part of the acquisition of EFSG. The excess of purchase price over fair value of net assets acquired of $56.7 million represents the future value of insurance profits, which is being amortized over a period that approximates the future life of the insurance book of business. At December 31, 2008, $19.6 million of this amount remained on our consolidated balance sheets. During 2008, we amortized $6.8 million related to this transaction. During both 2007 and 2006, we amortized $1.8 million related to this transaction.

Our financial guaranty segment has provided credit-related insurance coverage through financial guaranty insurance, CDS and certain other financial guaranty contracts to meet the needs of customers and counterparties in a wide variety of domestic and international markets. It has provided insurance on a direct and assumed basis related mainly to public finance bonds and structured finance obligations. In 2005, we placed our trade credit reinsurance line of business into run-off.

In March 2008, we discontinued writing new insurance on synthetic collateralized debt obligations (“CDOs”) and reduced significantly our structured products operations. This action was based on the deterioration and uncertainties in the credit markets in which we and other financial guarantors participate, which significantly reduced the volume of CDOs and other structured products available for our insurance. Subsequent to this action, in June 2008, S&P and Moody’s downgraded the financial strength ratings of our financial guaranty insurance subsidiaries and in August 2008, S&P again downgraded the financial strength ratings on our financial guaranty insurance subsidiaries. See “Ratings” below. These downgrades, combined with the difficult market conditions for financial guaranty insurance, severely limited our ability to write new, profitable direct financial guaranty insurance and reinsurance both domestically and internationally. Accordingly, in the third quarter of 2008, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. We initiated plans to reduce our financial guaranty operations, including a reduction of our workforce, commensurate with this decision. We also contributed the outstanding capital stock of Radian Asset Assurance to Radian Guaranty, strengthening Radian Guaranty’s statutory capital. We continue to maintain a large insured financial guaranty portfolio, including a portfolio of insured CDOs.

As a result of the downgrade of Radian Asset Assurance’s financial strength ratings by S&P in June 2008, four of our reinsurance customers recaptured all of their business ceded to us and we agreed to allow another reinsurance customer to take back a portion of its business (the “2008 FG Recaptures”). As a result of these transactions, our net assumed par outstanding, written premiums, earned premiums and net present value of expected future installment premiums were reduced in the aggregate by $7.3 billion, $51.0 million, $17.1 million and $10.6 million, respectively.

As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008, $75.6 billion of our net par outstanding as of December 31, 2008 remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties.

All but one of our reinsurance customers has the right to take back or recapture business previously ceded to us under their reinsurance agreements with us, and in some cases, in lieu of recapture, the right to increase ceding commissions charged to us. As of December 31, 2008, up to $36.7 billion of our total net assumed par outstanding was subject to recapture. If all of this business was recaptured as of December 31, 2008, we estimate that we would have experienced a reduction in (1) written premiums of approximately $312.8 million, (2) earned premiums of approximately $52.2 million, and (3) the net present value of expected future installment premiums of $142.3 million. In addition, we would have experienced a reduction in incurred losses of up to $94.9 million if this business were recaptured.

The counterparty in two of our synthetic CDO transactions, with an aggregate net par outstanding of $293.3 million ($243.0 million of which is scheduled to terminate in June 2009), has the right to terminate these transactions with settlement on a mark-to-market basis, subject to a maximum payment amount as of December 31, 2008 of approximately $34.1 million in the aggregate. In addition, we also have $103.2 million in exposure to another synthetic CDO transaction which is scheduled to terminate in June 2009. This transaction may be terminated on a mark-to-market basis if S&P lowers Radian Asset Assurance’s financial strength rating below investment grade (BBB-).

As of December 31, 2008, the counterparties to 147 of financial guaranty’s transactions currently have the right to terminate these transactions without our having an obligation to settle the transaction on a mark-to-market basis. If all of these counterparties had terminated these transactions as of December 31, 2008, our net par outstanding would have been reduced by $38.6 billion, with a corresponding decrease in unearned premium reserves of $12.0 million (of which only $0.4 million would be required to be refunded to counterparties) and the present value of expected future installment premiums of $168.0 million. If all these transactions were terminated, we do not believe it would have a material impact on our financial condition or results of operations.

Until September 30, 2004, our financial guaranty business also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, a provider of credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering. In 2006, we sold all of our remaining interest in Primus, recording a pre-tax gain of $21.4 million.

Financial Services

Our financial services segment mainly consists of our 28.7% equity interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm. In August 2008, our equity interest in Sherman increased to 28.7% from 21.8% as a result of a reallocation of the equity ownership in Sherman following a sale by Mortgage Guaranty Insurance Corporation (“MGIC”) of its remaining interest in Sherman back to Sherman. As a result of Sherman’s repurchase of MGIC’s interests, our investment in affiliates decreased by $25.8 million ($16.8 million after taxes) and is reflected as a reduction in our equity. Our financial services segment also includes our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company whose operations are currently in run-off and which we have completely written off our investment. See Note 8 “Investment in Affiliates,” for further information.

Ratings

S&P and Moody’s each rate the financial strength of our insurance subsidiaries. The rating agencies mainly focus on the following factors: capital resources; financial strength; franchise value; commitment of management to, and alignment of stockholder interests with, the insurance business; demonstrated management expertise in our insurance business; credit analysis; systems development; risk management; marketing; earnings volatility; capital markets and investment operations, including the ability to raise additional capital, if necessary; and capital sufficient to meet projected growth and capital adequacy standards. As part of their rating process, S&P and Moody’s test our insurance subsidiaries by subjecting them to a “stress level scenario” in which losses over a stress period are tested against our capital level. Determinations of ratings by the rating agencies also are affected by macroeconomic conditions and economic conditions affecting the mortgage insurance and financial guaranty industries in particular, changes in regulatory conditions, competition, underwriting and investment losses.

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

The following table illustrates the current financial strength ratings assigned to our principal insurance subsidiaries as of February 2009:

	MOODY’S	S&P (2)
Radian Guaranty	Ba3	BBB+
Radian Insurance	B1	BB+
Amerin Guaranty	Ba3	BBB+
Radian Asset Assurance(1)	A3	BBB+
Radian Asset Assurance Limited(1)	A3	BBB+

(1)	Each Moody’s rating for our financial guaranty subsidiaries is currently under review for possible downgrade.
(2)	Each S&P rating for our mortgage insurance and financial guaranty subsidiaries is currently on CreditWatch with negative implications.

Our holding company, Radian Group, currently is rated BB (CreditWatch with negative implications) from S&P and B3 (outlook developing) from Moody’s.

On May 2, 2008, Fitch Ratings (“Fitch”) withdrew its ratings for Radian Group and all of our insurance subsidiaries, citing a lack of available information regarding these entities. We had requested that Fitch withdraw these ratings in September 2007, following Fitch’s downgrade of Radian Group and our financial guaranty subsidiaries.

In assessing our current financial condition and developing forecasts of future operations, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•

Potential adverse effects on us of continued deterioration in the housing and related credit markets and economic instability that resulted in an increase in loss reserves, including premium deficiency, to $3.3 billion as of December 31, 2008 and cumulative net losses of $1.7 billion during 2007 and 2008;

•

Potential adverse effects if the capital and liquidity levels of Radian Group and our regulated subsidiaries’ statutory capital levels are deemed inadequate to support current business operations and strategies. As of December 31, 2008, Radian Guaranty’s statutory policyholders’ surplus and contingency reserves declined from $2.5 billion to $1.6 billion and the statutory net loss for 2008 was $1.6 billion (see Note 15 “Stockholders’ Equity and Dividend Restrictions,” for further information);

•

Potential adverse effects of Radian Guaranty’s regulatory risk to capital ratio increasing above 25:1 including the possibility that regulators may limit or cause us to cease underwriting new mortgage insurance risk, which will significantly impair our franchise value and reduce our cash flow associated with new business while we continue to honor and settle all valid claims and related expenses. At December 31, 2008 this ratio was 16.4:1;

•

Potential adverse effects of Radian Guaranty’s loss of its GSE eligibility status, which could occur at any time at the discretion of the GSEs. Loss of GSE eligibility would likely result in a significant curtailment of our ability to write new mortgage insurance business, which would significantly impair our franchise value and limit our cash flow arising from new business while we continue to honor and settle all valid claims and related expenses;

•

Potential adverse effects on Radian Group liquidity if regulators limit, disallow or terminate our expense allocation agreements among Radian Group and its subsidiaries. In 2008, Radian Group received $138.4 million in reimbursements from its subsidiaries under these agreements (See Note 15 “Stockholders’ Equity and Dividend Restrictions,” for further information); and

•	Potential adverse effects if we are unable to comply with covenants in our debt agreements (See Note 13 “Long-Term Debt and Other Borrowings,” for further information).

Management believes that it will have adequate liquidity to finance our business and sufficient statutory capital to continue underwriting new mortgage insurance business based primarily on the following:

(1)	our forecasts that indicate Radian Group and our subsidiaries have adequate liquidity and capital resources to pay all estimated future claims, and write new business within regulatory capital limits throughout 2009;

(2)	our ability and intent to exercise our put option to issue $150 million of Radian Asset Assurance preferred stock in 2009; and

(3)	renegotiation of our line of credit debt covenants and the reduction of the outstanding balance on our line of credit at December 31, 2008 to $100 million, which significantly reduces the likelihood that covenants will be breached unless actual results differ materially from management’s forecasts.

It is possible that the actual outcome of one or more of management’s plans or forecasts could be materially different, or that one or more of management’s estimates about the potential effects of the risks and uncertainties above or described elsewhere in these financial statements, in particular its estimate of losses, could provide to be materially incorrect. If one or more possible adverse outcomes were realized, there could be material adverse effects on our financial position, results of operations and cash flows.

2. Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, own interests ranging from 20% to 50%, are accounted for in accordance with the equity method of accounting. See Note 8 “Investment in Affiliates,” for further information. Variable interest entities that are not qualifying special purpose entities (“QSPE”) and where we are the primary beneficiary are consolidated. See Note 6 “Special Purpose Entities,” for further information. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated.

Certain prior period balances have been reclassified to conform to the current period presentation. Loss adjustment expenses, previously reported as an other operating expense, are now reported in the provision for losses. The unrealized loss on the fair value of the long-term debt, previously included in long-term debt at December 31, 2007, has been reclassified to other liabilities. Also, effective January 1, 2008, derivative premiums earned are included in the change in fair value of derivative instruments. This reclassification is being adopted after agreement with member companies of the Association of Financial Guaranty Insurers (“AFGI”) in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the Securities and Exchange Commission (“SEC”). This reclassification is being implemented in order to increase comparability of our financial statements with other financial guaranty companies with derivative contracts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While the amounts included in our consolidated financial statements include our best estimates and assumptions, actual results may vary materially.

Insurance Premiums-Revenue Recognition

The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises,” (“SFAS No. 60”) specifically exclude mortgage insurance from its guidance relating to the earning of insurance premiums. Mortgage insurance premiums written on an annual and multi-year basis are initially recorded as unearned premiums and earned over the policy term, and premiums written on a monthly basis are earned over the period that coverage is provided. Annual premiums are amortized on a monthly, straight-line basis. Multi-year premiums are amortized over the terms of the contracts in relation to the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in a manner consistent with how direct premiums are earned. Premiums on certain structured transactions are recognized over the period that coverage is provided.

In our financial guaranty business, insurance premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Unearned premiums represent that portion of premiums that will be earned over the remainder of the contract period. Assumed premiums are based on information reported by ceding companies. When insured obligations are refunded or called, the remaining premiums are generally earned at that time. Because of the lack of specific accounting literature comprehensively addressing the unique attributes of financial guaranty contracts, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS No. 163”). See “Recent Accounting Pronouncements.”

Credit enhancement fees on derivative contracts are included in the change in fair value of derivative instruments.

Reserve for Losses and Loss Adjustment Expenses (“LAE”)

We establish reserves to provide for losses and LAE in both our mortgage insurance and financial guaranty segments. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. However, because of the lack of specific guidance, we establish reserves using the guidance contained in SFAS No. 60, supplemented with other SFAS guidance as described below.

In our mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim (referred to as the “default to claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time.

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger loss reserve. As the delinquency proceeds toward foreclosure, there is generally more certainty around these estimates, and adjustments are made to loss reserves to reflect this updated information. If a default cures, (historically, a large percentage of defaulted loans have cured before going to claim, although this rate has decreased significantly in the current deteriorating housing environment) the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. In the mortgage insurance segment, we also establish reserves for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions.

We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position or a deductible exists, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. We generally do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default. See “Reserve for Premium Deficiency” below for an exception to this general principle.

Each loan that we insure is identified by product type (i.e., prime, subprime, or Alternative-A (“Alt-A”)) and type of insurance (i.e., primary or pool) at the time the loan is initially insured. Different product types typically exhibit different loss behavior. Accordingly, our reserve model applies different ultimate default to claim rates and severities to each product type, taking into account the different loss development patterns and borrower behavior that are inherent in these products, as well as whether we are in a first- or second-loss position and whether there are deductibles on the insured loans. We use an actuarial projection methodology (called a “roll rate” analysis) to determine the projected ultimate default to claim rates for each product and to produce a reserve point for each product. The roll rate analysis uses claim payment history for each product to help determine the likelihood a default will result in a claim and the amount that we will pay if a default becomes a claim. Therefore, the key assumption affecting our methodology is that future ultimate claim rates and severities will be consistent with our recent experience and expectations.

Reserves for our mortgage insurance business are recorded based on our modeled output for insured loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at December 31, 2008 represents our best estimate of our future insured losses and LAE.

We rely principally on SFAS No. 60 in establishing loss reserves in our financial guaranty business. We establish case reserves upon the occurrence of an insured event. Although SFAS No. 60 provides guidance to insurance enterprises, it was adopted before the financial guaranty industry came into prominent existence and it does not comprehensively address the unique attributes of financial guaranty insurance. We establish reserves based on guidance provided in SFAS No. 60 for short duration contracts. We establish allocated non-specific and LAE reserves for specific credits that we expect to default and for specific credits for which we have established LAE reserves only. In addition, we establish unallocated non-specific reserves for our entire portfolio based on estimated statistical loss possibilities. Loss reserves for our trade credit reinsurance business are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions.

Because of the ambiguities in the application of SFAS No. 60 to our loss reserving policy, we do not believe that SFAS No. 60 alone provides sufficient guidance for our reserving policy, particularly with respect to establishing non-specific reserves before an insured event is reported. As a result, we and other members of the financial guaranty industry, supplement the principles of SFAS No. 60 with those of SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), which calls for the establishment of reserves when it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. We also rely by analogy on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and the Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan,” which state that a guarantor should perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS No. 5. Establishing non-specific reserves for credits that have not yet defaulted is a practice followed by the entire financial guaranty industry, although there may be differences in the specific methodologies used by other financial guarantors in establishing and classifying these reserves. We believe that our financial guaranty loss reserve policy is appropriate under the applicable accounting literature, and that it best reflects the fact that credit-based insurance involves a gradual deterioration of credit over time. However, because of the lack of specific accounting literature comprehensively addressing the unique attributes of financial guaranty contracts, the FASB issued SFAS No. 163. See “Recent Accounting Pronouncements” in this note for information regarding our SFAS No. 163 implementation in 2009.

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

We establish loss reserves on our financial guaranty contracts based on the estimated cost of settling claims, including associated LAE, adjusted for estimated recoveries under salvage or subrogation rights. Our financial guaranty loss reserves are comprised of allocated reserves (which includes case reserves and allocated non-specific reserves) on specific claims and unallocated non-specific reserves.

We record case reserves for losses and related LAE when a guaranteed obligation defaults. In the case of direct financial guaranty contracts, we determine the existence of payment default and record reserves when we determine that a default has occurred, based on a report from the insured party or based on our surveillance efforts. For assumed financial guaranty reinsurance contracts, we rely mostly on information provided by the primary insurer as confirmed by us, as well as specific knowledge of the claim, in recording related case reserves. In addition, we record allocated non-specific reserves for losses on our direct financial guaranty contracts when we identify through our surveillance procedures that significant deterioration has occurred with respect to specific insured credits that have not yet defaulted. For assumed reinsurance contracts, we record allocated non-specific reserves after we confirm information provided by the primary insurer that significant deterioration has occurred. We refer to these case and allocated non-specific reserves as allocated reserves. Allocated non-specific reserves include contracts classified as intensified surveillance and special mention. In addition, because we believe that inherent deterioration begins immediately and continues over time on our remaining portfolio, we also record non-specific reserves for other losses on a portfolio basis. We refer to this category of non-specific reserves as unallocated non-specific reserves.

Our unallocated non-specific reserves are established over time by applying expected loss ratios to the premiums earned during each reporting period on each credit for which we have not established a case reserve or an allocated non-specific reserve. The expected frequency and severity of losses for each credit is generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected life-time losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mainly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve.

At each balance sheet date, we also evaluate both the model-generated loss ratios and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the loss ratios and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. The company specific factors that we evaluate also require that we make subjective judgments. In addition, a significant change in the size of the portfolio underlying our unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the loss ratios or our level of unallocated non-specific reserves.

Once a specific reserve is established with respect to an insured credit, an offsetting adjustment typically is made to the allocated non-specific reserve. This offsetting adjustment may or may not be on a dollar-for-dollar basis, depending on the size of the necessary case reserve and the adequacy of the remaining allocated non-specific reserve with respect to the other credits in our portfolio. In addition, establishing case reserves may require a provision beyond what is then included in allocated non-specific reserves. Establishing reserves can reduce our net income when unallocated non-specific reserves are increased, when allocated non-specific reserves are established in an amount that exceeds unallocated non-specific reserves, or when case reserves are established in an amount that exceeds allocated non-specific reserves. Conversely, a reduction of reserves, due to improved economic conditions or a cure of a default with respect to a specific credit for which a specific reserve has been established, can lead to an increase in our net income.

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

Reserve for Premium Deficiency

SFAS No. 60 requires a premium deficiency reserve be recorded if the net present value of the expected future losses and expenses for a particular product exceeds the net present value for expected future premiums and existing reserves for that product at the balance sheet date. We reassess our expectations for premiums, losses and expenses for each of our businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

Reinsurance

We share certain insurance risks we have underwritten through the use of reinsurance contracts. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS No. 113”), have been met. As a result, when we experience a loss or claim event that is subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract or the size of the individual loss or claim. We remain contingently liable for all reinsurance ceded. See Note 9 “Reinsurance,” for further information.

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values and changes in fair value be recorded in net income unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

All our derivative instruments are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations under the contracts. Our credit protection in the form of CDS within both our mortgage insurance and financial guaranty segments, NIMS and put options on money market committed preferred trust securities (“CPS”), do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our consolidated statements of operations. Net unrealized gains and losses on CDS and certain other derivative contracts are included in either derivative assets or derivative liabilities on our consolidated balance sheets. See Note 4 for further discussion of our derivative instruments.

We apply the guidance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”) that (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) to eliminate the exemption from applying the requirements of SFAS No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

In accordance with the adoption of SFAS No. 155, certain securities that were previously classified as trading securities or fixed-maturities available for sale on our consolidated balance sheets were reclassified to hybrid securities on our consolidated balance sheets at January 1, 2007, the date of adoption. In addition, as allowed under the provisions of SFAS No. 155, we elected to record these convertible securities at fair value with changes in the fair value recorded as net gains or losses on other financial instruments. At adoption, we recorded an after-tax reclassification, which increased retained earnings and decreased other comprehensive income by $9.8 million, which represented the cumulative adjustment to fair value.

We record premiums and origination costs related to our CDS and certain other derivative contracts in change in fair value of derivative instruments and policy acquisition costs, respectively, on our consolidated statements of operations. Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

Fair Value of Financial Instruments

We adopted SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”) effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value under GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. The impact of adopting SFAS No. 157 is included in the change in fair value of derivative instruments. See Note 4 “Derivative Instruments and Hedging Activities” and Note 5 “Fair Value of Financial Instruments,” for further information. In accordance with FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective January 1, 2008. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) non-financial insurance contracts and warranties that an insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument. We elected to fair value the consolidated NIMS variable interest entity (“VIE”) debt at the date the VIEs were consolidated during 2008.

SFAS No. 157 defines fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation or transfer, and regardless of whether an observable liquid market price exists. SFAS No. 157 requires that a fair value measurement reflect actual or hypothetical assumptions market participants would use in pricing an asset or liability based on the best information available at the measurement date. In addition, SFAS No. 157 explicitly requires that we reflect our own non-performance risk in our fair value measurements of liabilities. We use Radian Group’s credit spreads as our primary market-based input in estimating non-performance risk. The provisions of SFAS No. 157 are reflected prospectively in earnings beginning January 1, 2008.

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

Level I—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level III—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Trading securities, hybrid securities, VIE debt, and derivative instruments are recorded at fair value as described in Notes 4 and 5. All derivative instruments and contracts are recognized on our consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations provided under the contracts. The interest rate swaps that we had entered into qualified as hedges and were accounted for as fair value hedges. The basis adjustment that was recorded at the termination of the swaps is being amortized to interest expense over the life of the corresponding debt. All changes in fair value of derivatives are included in the statements of operations.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Amortization of these costs is charged against earnings in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This amount includes accrued interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit, which consider persistency and loss development assumptions for each underwriting year and product type, are evaluated at least quarterly, and the total amortization recorded is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions could have a significant effect on the amortization of deferred policy acquisition costs. Total deferred policy acquisition costs for mortgage insurance amortized during 2008, 2007 and 2006 was $89.1 million, $67.8 million and $65.0 million, respectively. As a result of the establishment of a first-lien premium deficiency reserve at June 30, 2008, all deferred policy acquisition costs related to first-lien domestic mortgage insurance written prior to that date were written off.

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results. Total deferred acquisition costs for financial guaranty business amortized during 2008, 2007 and 2006 was $47.3 million, $45.4 million and $46.6 million, respectively.

Origination costs of derivative contracts are expensed as incurred.

Income Taxes

We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As required under SFAS No. 109, our deferred tax assets and liabilities are recognized under the balance sheet method, which recognizes the future tax effect of temporary differences between the amounts recorded in our consolidated financial statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). Under SFAS No. 52, operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses resulting from transactions in foreign currency are recorded in current period net income.

Investments

We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Amortization and accretion are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Note 5 for further discussion on the fair value of investments.

Our evaluation of market declines for other-than-temporary impairment is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors regarding the issuer of the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by us in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our ability and intent to hold the security for a period of time sufficient to allow for the full recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Effective January 1, 2007, we began classifying securities previously classified as available for sale and the derivative component previously classified as trading securities as hybrid securities. Hybrid securities generally combine both debt and equity characteristics. Prior to 2007, the changes in fair value of the fixed-maturity component of these securities were recorded in our consolidated statements of changes in common stockholders’ equity through accumulated other comprehensive income or loss (net of tax) and the changes in fair value of the derivative component of these securities were recorded as a gain or loss in our consolidated statements of operations. In accordance with SFAS No. 155, effective January 1, 2007, all changes in the fair value of the entire convertible security are now recorded as net gains or losses on securities in our consolidated statements of operations. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007 by $9.8 million, and reduced accumulated other comprehensive income by the same amount. The transition amount includes unrealized gains of $14.1 million (net of tax) and unrealized losses of $4.3 million (net of tax) related to convertible securities at December 31, 2006.

Company-Owned Life Insurance

We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our consolidated balance sheets. At December 31, 2008 and 2007, the recorded surrender value of company-owned life insurance totaled $68.4 million and $65.5 million, respectively.

Property and Equipment

Property and equipment is carried at cost net of depreciation. For financial statement reporting purposes, computer hardware and software is depreciated over three years, and furniture, fixtures and office equipment is depreciated over seven years. Leasehold improvements are depreciated over the lesser of the life of the asset improved or the life of the lease. For income tax purposes, we use accelerated depreciation methods.

Accounting for Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires compensation cost related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation cost, with limited exceptions, is measured based on the grant-date fair value of the equity or liability instrument issued. Compensation cost is recognized over the periods that an employee provides service in exchange for the award. See Note 16 “Equity Compensation and Cash Performance Programs” for further information.

Impairment of Long-Lived Assets

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with internally generated software for certain functions related to our mortgage insurance data warehousing and mortgage insurance contract underwriting. In the fourth quarter of 2006, in conjunction with an evaluation of costs necessary to maintain some of this software, we determined that the replacement costs for this software would be significantly lower than the carrying value of the asset. In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we analyze long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In order to determine the best estimate of fair value, we obtained vendor quotes for the replacement cost of the software. As a result, we wrote down the capitalized costs of the software by $6.0 million, which is included in other operating expenses on our consolidated statements of operations in 2006.

Recent Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than- temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary-impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The adoption of FSP EITF 99-20-1 at December 31, 2008, did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective upon issuance, including with respect to prior periods for which financial statements have not been issued. We considered the guidance provided by FSP FAS No. 157-3 in determining the fair value of our financial assets at December 31, 2008 and determined it did not have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163. SFAS No. 163 clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of SFAS No. 60. SFAS No. 163 does not apply to financial guarantee insurance contracts accounted for as derivative contracts under SFAS No. 133. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. See Note 12 “Financial Guaranty Insurance Contracts” for further information.

SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and when it is expected that the present value of expected claim loss will exceed the unearned premium revenue. The expected loss will be based on the probability-weighted present value of expected net cash outflows to be paid under the contract. In measuring the claim liability, we will develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. Currently, we establish unallocated non-specific reserves for our entire portfolio based on estimated statistical loss probabilities. Those credits that have defaulted are identified as Case Reserve credits, are aggregated, tracked on a list (“Watch List”), and reserves are established. For those credits in the Intensified Surveillance category and where a default is considered to be likely, an allocated non-specific reserve is established. In each case, the most likely loss scenario becomes the amount reserved. Our unallocated non-specific reserve will be eliminated upon the full implementation of SFAS No. 163 in the first quarter of 2009. In addition, case reserves and allocated non-specific reserves may also change upon adoption.

SFAS No. 163 will require that we record an initial unearned premium liability equal to the present value of the premiums due or expected to be collected over either the period of the financial guarantee insurance contract or the expected period of risk. In determining the present value of premiums due, we will use a discount rate that reflects the risk-free rate at the inception of the contract. Under SFAS No. 163, premiums paid in full at inception will be recorded as unearned premiums. Currently, premiums paid in advance of the coverage period are recorded as a liability for the amount received. In addition, SFAS No. 163 will require the recognition of the remaining unearned premium revenue on refundings for financial guaranty policies that are extinguished. A refunding that is effected through legal defeasance does not qualify for immediate revenue recognition. Consequently, this will result in previously recognized refundings to be reversed as part of the cumulative impact. Management is currently considering the impact that will result from the adoption of SFAS No. 163.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires increased qualitative, quantitative and credit–risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity; (b) how the entity is accounting for its derivative instrument and hedged items under SFAS No. 133 and (c) how the instrument affects the entity’s financial position, financial performance and cash flows. SFAS No. 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration–of–credit–risk disclosures. SFAS No. 161 is effective for quarterly interim periods ending on or after March 31, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the our consolidated balance sheets, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Principles Board (“APB”) No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in consolidated financial statements by establishing accounting and reporting standards. These standards require that: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management currently is considering the disclosure requirements that may result from the adoption of SFAS No. 160.

3. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. We allocate corporate income and expenses to each of these segments under the terms of our expense-sharing agreements.

We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the year-to-date periods indicated, are as follows:

	December 31, 2008
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written-insurance	$787,232	$29,637	$—	$816,869

Net premiums earned-insurance	$808,781	$163,039	$—	$971,820
Net investment income	154,607	108,412	14	263,033
Change in fair value of derivative instruments	102,157	608,756	—	710,913
Net (losses) gains on other financial instruments	(83,136)	(66,480)	150	(149,466)
Other income	11,133	300	303	11,736

Total revenues	993,542	814,027	467	1,808,036

Provision for losses	2,090,845	114,495	—	2,205,340
Provision for premium deficiency	(108,785)	—	—	(108,785)
Policy acquisition costs	89,103	47,293	—	136,396
Other operating expenses	155,375	99,509	613	255,497
Interest expense	27,622	25,643	249	53,514

Total expenses	2,254,160	286,940	862	2,541,962

Equity in net income of affiliates	—	16	59,781	59,797

Pretax (loss) income	(1,260,618)	527,103	59,386	(674,129)
Income tax (benefit) provision	(475,970)	187,965	24,455	(263,550)

Net (loss) income	$(784,648)	$339,138	$34,931	$(410,579)

Cash and investments	$3,508,018	$2,552,583	$—	$6,060,601
Deferred policy acquisition costs	21,286	139,240	—	160,526
Total assets	4,800,708	3,151,695	163,716	8,116,119
Unearned premiums	336,126	580,598	—	916,724
Reserve for losses and loss adjustment expenses	2,989,994	234,548	—	3,224,542
Derivative liabilities	161,839	357,421	—	519,260

	December 31, 2007
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written-insurance	$898,503	$186,729	$—	$1,085,232

Net premiums earned-insurance	$779,259	$133,022	$—	$912,281
Net investment income	148,253	107,665	180	256,098
Change in fair value of derivative instruments	(467,579)	(746,800)	—	(1,214,379)
Net gains on other financial instruments	39,922	12,525	1,159	53,606
Gain on sale of affiliate	—	—	181,734	181,734
Other income	11,337	349	25	11,711

Total revenues	511,192	(493,239)	183,098	201,051

Provision for losses	1,210,100	97,990	—	1,308,090
Provision for premium deficiency	195,646	—	—	195,646
Policy acquisition costs	67,750	45,426	—	113,176
Other operating expenses	135,130	49,250	(935)	183,445
Interest expense	27,901	19,840	5,327	53,068

Total expenses	1,636,527	212,506	4,392	1,853,425

Equity in net income (loss) of affiliates	—	5	(416,546)	(416,541)

Pretax loss	(1,125,335)	(705,740)	(237,840)	(2,068,915)
Income tax benefit	(429,921)	(265,559)	(83,136)	(778,616)

Net loss	$(695,414)	$(440,181)	$(154,704)	$(1,290,299)

Cash and investments	$4,005,046	$2,606,790	$—	$6,611,836
Deferred policy acquisition costs	62,266	172,689	—	234,955
Total assets	5,077,001	3,027,098	106,090	8,210,189
Unearned premiums	364,775	729,935	—	1,094,710
Reserve for losses and loss adjustment expenses	1,345,452	253,304	—	1,598,756
Derivative liabilities	520,161	785,504	—	1,305,665

	December 31, 2006
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written-insurance	$801,523	$202,767	$—	$1,004,290

Net premiums earned-insurance	$774,752	$132,290	$—	$907,042
Net investment income	138,310	95,895	140	234,345
Change in fair value of derivative instruments	40,945	83,925	—	124,870
Net gains on other financial instruments	30,163	7,827	2,852	40,842
Other income	13,075	692	7,080	20,847

Total revenues	997,245	320,629	10,072	1,327,946

Provision for losses	348,618	20,660	—	369,278
Policy acquisition costs	64,964	46,645	—	111,609
Other operating expenses	172,020	59,772	10,842	242,634
Interest expense	26,623	16,590	4,936	48,149

Total expenses	612,225	143,667	15,778	771,670

Equity in net income of affiliates	—	—	256,993	256,993

Pretax income	385,020	176,962	251,287	813,269
Provision for income taxes	102,266	40,880	87,951	231,097

Net income	$282,754	$136,082	$163,336	$582,172

Cash and investments	$3,479,221	$2,324,007	$—	$5,803,228
Deferred policy acquisition costs	68,381	153,388	—	221,769
Total assets	4,626,850	2,705,078	628,482	7,960,410
Unearned premiums	249,293	694,394	—	943,687
Reserve for losses and loss adjustment expenses	653,236	189,047	—	842,283
Derivative liabilities	7,399	24,340	—	31,739

For each of the years ended December 31, 2008, 2007 and 2006, our domestic net premiums earned were $926.8 million, $883.1 million, and $864.9 million, respectively, and our net premiums earned attributable to foreign countries were $45.0 million, $29.2 million, and $42.1 million, respectively. Because a significant amount of our trade credit reinsurance was written internationally, international net premiums earned from trade credit reinsurance business has declined over the past few years as existing business runs off and new business is not originated. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In our mortgage insurance segment, the highest state concentration of primary risk in force at December 31, 2008 was California at 10.8%, compared to 8.8% at December 31, 2007. At December 31, 2008, California accounted for 13.2% of our mortgage insurance segment’s primary insurance in force, compared to 11.6% at December 31, 2007. California also accounted for 11.5% of our mortgage insurance segment’s pool risk in force, compared to 17.8% for 2007. California also accounted for 17.3% of our mortgage insurance segment’s primary new insurance written for 2008, compared to 15.8% for 2007.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 20.5% of primary new insurance written in 2008 compared to 19.4% in 2007 and 18.6% in 2006.

4. Derivative Instruments and Hedging Activities

A summary of our derivative assets and liabilities, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	December 31 2008	December 31 2007
Derivative assets:
Financial Guaranty credit derivative assets	$22.8	$8.0
NIMS assets	5.8	—
Put options on CPS	150.0	35.2
Mortgage insurance international CDS assets	0.9	—

Total derivative assets	179.5	43.2

Derivative liabilities:
Financial Guaranty credit derivative liabilities	357.4	785.6
NIMS liabilities (1)	84.3	433.9
Mortgage insurance domestic and international CDS liabilities	77.6	86.2

Total derivative liabilities	519.3	1,305.7

Total derivative liabilities, net	$(339.8)	$(1,262.5)

(1)	Does not include VIE debt of $160.0 million related NIMS that we were required to consolidate at December 31, 2008.

Amounts set forth in the table above represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. Certain contracts are in an asset position because the net present value of the contractual premium exceeds the net present value of the fair premium (See Note 5 “Fair Value of Financial Instruments” below.). The notional value of our derivative contracts at December 31, 2008 and December 31, 2007 was $51.8 billion and $57.7 billion, respectively.

The components of the gain (loss) included in the change in fair value of derivative instruments are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2008	2007	2006
Net premiums earned—derivatives	$80.1	$129.5	$108.8
Financial Guaranty credit derivatives	445.5	(840.4)	25.7
NIMS	117.9	(449.5)	(6.9)
Mortgage insurance domestic and international CDS	(36.7)	(86.2)	(2.7)
Put options on CPS	109.3	32.2	—
Other	(5.2)	—	—

Change in fair value of derivative instruments	$710.9	$(1,214.4)	$124.9

The application of SFAS No. 133, as amended, results in volatility from period to period in gains and losses as reported on our consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in the fair value of derivative instruments. Beginning in the first quarter of 2008, as required by the provisions of SFAS No. 157, we also incorporated our own non-performance risk into our fair valuation methodology. See Note 5 “Fair Value of Financial Investments” for further information. Our fair value estimates may result in significant volatility in our financial position or results of operations for future periods.

5. Fair Value of Financial Instruments

The following is a list of assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2008:

Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value		Total Investments
	(In millions)
Investment Portfolio:
Fixed-maturities available for sale
U.S. government and agency securities	$—	$114.8	$—	$114.8	$—		$114.8
Municipal and state securities	—	2,977.9	—	2,977.9	—		2,977.9
Corporate bonds	—	174.9	—	174.9	—		174.9
Asset-backed securities	—	308.4	—	308.4	—		308.4
Foreign government securities	—	64.9	—	64.9	—		64.9
Other	—	1.3	5.1	6.4	—		6.4

Total fixed-maturities available for sale	—	3,642.2	5.1	3,647.3	—		3,647.3

Equity securities available for sale	117.3	46.1	—	163.4	1.7		165.1
Trading securities
Municipal and state securities	—	629.1	—	629.1	—		629.1
Equity securities	—	24.7	0.7	25.4	—		25.4
Other	—	0.1	0.1	0.2	—		0.2

Total trading securities	—	653.9	0.8	654.7	—		654.7

Hybrid securities	—	422.1	4.5	426.6	—		426.6
Short-term investments
Money market instruments	836.7	—	—	836.7	—		836.7
U.S. government and agency securities	—	45.0	—	45.0	—		45.0
Municipal and state securities	—	—	—	—	—		—
Corporate bonds	—	1.9	—	1.9	—		1.9

Total short-term investments	836.7	46.9	—	883.6	145.7		1,029.3

Other investments not carried at fair value					58.5	(1)	58.5

Total Investments	954.0	4,811.2	10.4	5,775.6	$205.9		$5,981.5

Derivative Assets:
Put options on CPS	—	—	150.0	150.0
NIMS assets	—	—	5.8	5.8
Financial Guaranty credit derivative assets:
CDO assets	—	—	11.0	11.0
Non-Corporate CDO and other derivative assets	—	—	11.5	11.5
Assumed financial guaranty credit derivative assets	—	—	0.3	0.3

Total Financial Guaranty credit derivative assets	—	—	22.8	22.8

Mortgage Insurance international CDS	—	—	0.9	0.9

Total Derivative Assets	—	—	179.5	179.5

Total Assets at Fair Value	$954.0	$4,811.2	$189.9	$5,955.1

Derivative Liabilities:
NIMS liabilities	$—	$—	$84.3	$84.3
Financial Guaranty credit derivative liabilities:
Corporate CDO liabilities	—	—	257.5	257.5
Non-Corporate CDO and other derivative liabilities	—	—	68.7	68.7
Assumed financial guaranty credit derivative liabilities	—	—	31.2	31.2

Total Financial Guaranty credit derivative liabilities	—	—	357.4	357.4
Mortgage Insurance domestic and international CDS	—	—	77.6	77.6

Total Derivative Liabilities	—	—	519.3	519.3

VIE debt (2)	—	—	160.0	160.0

Total Liabilities at Fair Value	$—	$—	$679.3	$679.3

(1)	Comprised of fixed-maturities held to maturity ($36.6 million carried at cost) and other invested assets ($21.9 million) accounted for as equity-method investments and not measured at fair value.
(2)	Represents consolidated debt issued by the NIMS VIE that required consolidation upon our becoming the primary beneficiary of the VIE.

The following table is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2008:

	Beginning Balance at January 1, 2008	Unearned Premiums Reclass January 1, 2008 (1)	Realized and Unrealized Gains/ (Losses) Recorded in Earnings (8)	Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (2)		Ending Balance at December 31, 2008
	(In millions)

Investments:
Fixed-maturities available for sale:
Corporate	$—	$—	$(0.3)	$—		$0.3		$—
Other investments	12.1	—	(4.9)	(2.1)		—		5.1
Equity securities available for sale:
Trading securities-other	0.1	—	(0.6)	0.4		0.9		0.8
Hybrid securities	6.7	—	(0.7)	1.1		(2.6	)(3)	4.5

Total Investments	18.9	—	(6.5)	(0.6)		(1.4)		10.4
NIMS assets	—	—	(16.6)	22.4		—		5.8
Put options on CPS	35.2	—	109.3	5.5		—		150.0

Total Level III assets, net	$54.1	$—	$86.2	$27.3		$(1.4)		$166.2

NIMS derivative liabilities	$(433.9)	$(4.0)	$134.7	$218.9	(4)	$—		$(84.3)
NIMS variable interest entity debt	—	—	33.6	(193.6	)(5)	—		(160.0)
Mortgage Insurance domestic and international CDS, net	(86.2)	(3.6)	(28.7)	41.8	(6)	—		(76.7)
Financial Guaranty credit derivatives, net:
Corporate CDOs	(485.5)	(14.3)	290.9	(37.6	)(7)	—		(246.5)
Non-Corporate CDOs	(277.7)	(1.4)	231.4	(9.5)		—		(57.2)
Assumed financial guaranty contracts	(14.4)	—	(22.8)	6.3		—		(30.9)

Total Financial Guaranty credit derivatives, net	(777.6)	(15.7)	499.5	(40.8)		—		(334.6)

Total Level III liabilities, net	$(1,297.7)	$(23.3)	$639.1	$26.3		$—		$(655.6)

(1)	These unearned premiums were reclassified after adoption of an agreement with member companies of the AFGI in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the SEC.
(2)	Transfers are assumed to be made at the end of the period.
(3)	Excluded from amounts reported are approximately $2.9 million of unrealized losses recorded in the fourth quarter 2008, related to hybrid securities transferred into Level III.
(4)	Included in this amount is a $52.3 million reduction in the liability related to our purchase of NIMS bonds that we guarantee and a $174.4 million reduction related to the transfer to derivative liabilities of consolidated variable interest entity debt related to NIMS trusts that we consolidated during the period.
(5)	This amount represents derivative assets of $19.2 million and derivative liabilities of $174.4 million transferred to VIE debt related to NIMS trusts that we consolidated during the period.

(6)	Included in this amount is a $47.4 million CDS claim expense, offset by a $5.6 million unearned premium reserve setup for direct and assumed credit derivatives.
(7)	This amount represents the premiums written on CDOs of $40.6 million, as well as a cash settlement of $0.8 million. This amount was offset by $3.8 million, which represents the losses paid on the termination of two policies.
(8)	During 2008, we recorded $0.1 million of unrealized gains in other comprehensive income related to Level III available for sale securities.

At December 31, 2008, our total Level III assets approximated 3.2% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

In 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly, which would have resulted in large unrealized losses on these positions. More than offsetting these losses, however, due to the incorporation of our non-performance risk into our fair value measurements as required by SFAS No. 157, the fair value of our liabilities was reduced by approximately $5.6 billion in the aggregate resulting in a net unrealized gain. The largest component of this reduction in value related to the valuation of our corporate CDOs. The credit protection we offer on corporate CDOs is generally senior investment grade debt, which carries a weighted average spread of approximately 319 basis points. Based on our December 31, 2008 CDS spread of 2,466 basis points, the market valuation of our credit protection of these highly rated underlying tranches is minimal at December 31, 2008, resulting in a very low fair premium amount.

During 2008, we also consolidated certain NIMS transactions which required a reduction of our NIMS derivative liability by $155.9 million and the recognition of VIE debt of $160.0 million and NIMS derivative assets of $4.1 million. During the first half of 2008, we recategorized some of our hybrid securities from Level III to Level II. These were initially categorized as Level III because there was no active market or observable inputs when the securities were initially purchased. These securities have become more frequently traded, which provided observable inputs for our valuation. Realized and unrealized gains and losses on investments and VIE debt included in Level III are generally recorded in net gains (losses) on other financial instruments; unrealized gains and losses of certain RMBS securities included in other investments were reflected in the change in fair value of derivative instruments. Realized and unrealized gains and losses on all other Level III derivative assets and liabilities are recorded in the change in fair value of derivative instruments.

Investments

U.S. Government and agency securities—The fair value of U.S. government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity. As such, U.S. government and agency securities are categorized in Level II of the fair value hierarchy.

Municipal and state securities—The fair value of municipal and state securities is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rate yield curves and credit spreads for similar bonds. These securities are categorized in Level II of the fair value hierarchy.

Money market instruments—The fair value of money market instruments is based on daily prices which are published and available to all potential investors and market participants. As such, these investments are categorized in Level I of the fair value hierarchy.

Corporate bonds—The fair value of corporate bonds is estimated using recently executed transactions and market price observations. In addition, a spread model is used to incorporate early redemption features, when applicable. These bonds are categorized in Level II of the fair value hierarchy or in Level III when significant unobservable inputs are used.

Asset-Backed Securities (“ABS”), Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Mortgage Obligations (“CMOs”)—The fair values of ABS, CMBS and CMOs are estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy.

Foreign government securities—The fair value of foreign government securities is estimated using observed market yields used to create a maturity curve and observed credit spreads from market makers and broker dealers. These securities are categorized in Level II of the fair value hierarchy.

Hybrid securities—These instruments are convertible securities measured at fair value based on observed trading activity and daily quotes. In addition, on a daily basis, dealer quotes are marked against the current price of the corresponding underlying stock. These securities are categorized in Level II of the fair value hierarchy. For certain securities, the underlying security price may be adjusted to account for changes in the conversion and investment value from the time the quote was obtained. Such securities are categorized in Level III of the fair value hierarchy.

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

Other investments—The fair value of these securities is generally estimated by discounting estimated future cash flows. These securities are categorized in Level II and III of the fair value hierarchy.

Derivative Assets and Liabilities

Fair value is defined as the price that would be received in connection with the sale of an asset or that would be paid to transfer a liability. In determining an exit market in accordance with SFAS No. 157, we consider the fact that most of our derivative contracts are unconditional and irrevocable, and contractually prohibit us from transferring them to other capital market participants. Accordingly, there is no principal market for such highly structured insured credit derivatives. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants include other monoline mortgage and financial guaranty insurers with similar credit quality to us, as if the risk of loss on these contracts could be transferred to these other mortgage and financial guaranty insurance and reinsurance companies. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates.

We determine the fair value of our derivative assets and liabilities using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available and relevant. Because we do not expect to pay claims for most of our contracts, we believe this credit spread approach provides us with the best estimate of fair value for these contracts. When a contract experiences significant credit deterioration, and we can estimate expected losses, we utilize a discounted cash flow analysis to estimate fair value. In these instances, we believe a discounted cash flow analysis results in a more accurate estimate of fair value, as it considers reasonably estimable losses associated with the specific contract and is, therefore, more relevant than using a market-based index or credit spread. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, where very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.

Beginning in 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our credit derivatives. Our five-year credit default swap spread widened by 2,429 basis points during 2007 and 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

The following table shows selected information about our derivative contracts. Certain contracts are in an asset position because the net present value of the contractual premium exceeds the net present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge to provide the same credit protection assuming a transfer of our obligation to such financial guarantor as of the measurement date.

Product	Number of Contracts	December 31, 2008
		Total Exposure		Total Net Asset/ (Liability)
		(In millions)
Put options on CPS	3	$150.0		$150.0
NIMS (1)	14	177.6		(78.5)
Corporate CDOs	104	38,040.8		(246.5)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	18	2,193.4		(9.2)
CDO of CMBS	4	1,831.0		(11.9)
CDO of ABS	2	629.7		(40.8)
Other:
Structured finance	22	1,905.1	(2)	1.9
Public finance	29	1,471.0		2.8

Total Other	51	3,376.1		4.7

Total Non-Corporate CDOs	75	8,030.2		(57.2)
Assumed financial guaranty credit derivatives:
Structured finance	317	1,524.1		(29.1)
Public finance	20	373.2		(1.8)

Total Assumed	337	1,897.3		(30.9)
CDS:
Domestic	5	132.2		(63.5)
International	2	3,361.2		(13.2)

Total CDS	7	3,493.4		(76.7)

Grand Total	540	$51,789.3		$(339.8)

(1)	This represents net NIMS derivative assets and derivative liabilities. We also have consolidated NIMS VIE debt in the amount of $160.0 million. See discussion below.
(2)	Includes $0.7 million of par for derivative transactions which are not CDOs.

We have provided credit protection primarily through derivative contracts in our corporate and non- corporate CDO transactions with respect to the following types of collateral: corporate borrowed money, TruPs, CMBS, ABS (which include predominantly residential mortgage-backed securities), and collateralized loan obligations (“CLOs”). In our corporate CDO transactions, we provide protection for certain credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations that were predominantly investment-grade at inception. TruPs securities are deeply subordinated securities issued by banks, insurance companies, Real Estate Investment Trusts and other financial institutions to supplement their capital needs. Generally, the TruPs securities issued by an issuer are subordinated to substantially all of its debt obligations, but are payable senior to payments on equity securities of such issuer. In our CDO of CMBS transactions, we insure the timely payment of interest and the ultimate payment of principal on securities whose payment obligations are secured by pools of CMBS securities. In our CDO of ABS transactions, we insure the timely payment of interest and the ultimate payment of principal of a senior class of notes whose payment obligations are secured by pools of asset-backed securities, predominantly mezzanine-tranches of residential mortgage-backed securities (“RMBS”). CDOs of CLOs are similar to our corporate CDOs except that the obligations for which we are providing credit protection are backed by loans rather than corporate debt securities.

We also insure one multisector CDO that represents a pool of CDOs of several different asset classes. Multisector CDOs can include corporate CDOs, CDOs of CLOs, ABS, CMBS, TruPs and other asset classes. In some circumstances, we have provided credit protection for “second-to-pay” corporate CDOs, TruPs and CLOs in which another monoline financial guaranty insurance company must first default on its primary insurance obligation before we will be required to pay a claim.

Put Options on CPS

The fair value of our put options on CPS is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to our current CDS spread as well as market observations of similar securities issued, when available. The spread differential is typically assumed to be fixed in perpetuity and the annual cost differential is discounted at our current CDS spread, adjusted for a market-implied recovery rate. At December 31, 2008, given the current market environment and the market’s view of our credit risk, we determined that there were no market observations of relevance, and that there is currently no liquidity for these securities. Therefore, based on our assessment that the perpetual preferred securities could not be issued currently at any reasonable interest rate, we estimated that the current market value of the options is equal to the issuance amount, which is $150 million.

Until the market changes such that there is some liquidity for our perpetual preferred securities, the fair value of these put options is not expected to be sensitive to changes in interest rates or in our CDS spread. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS Credit Derivatives and NIMS Derivative Assets

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised)—an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”). The estimated fair value on these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS derivative assets by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of our having to consolidate several NIMS structures, the derivative assets held by the NIMS are also fair valued using the same internally-generated valuation model. The NIMS derivative assets are also categorized in Level III of the fair value hierarchy.

Changes in our expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $430.6 million as of December 31, 2008, which is our best estimate of settlement value and represents 98% of our total risk in force of $438.3 million. The fair value of our total net liabilities related to NIMS as of December 31, 2008 was $238.5 million, of which $5.8 million relates to derivative assets, $84.3 million relates to derivative liabilities and $160.0 million relates to consolidated VIE debt. Our fair value estimate incorporates a discount rate that is based on our credit default swap spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

Corporate CDOs

The fair value of each of our corporate CDO transactions is estimated based on the difference between (1) the present value of the expected future contractual premiums we charge and (2) the fair premium amount that we estimate that another financial guarantor would require to assume the rights and obligations under our contracts. The fair value estimates reflect the fair value of the asset or liability, which is consistent with the “in-exchange” approach, in which fair value is determined based on the price that would be received or paid in a current transaction as defined by SFAS No. 157. The discount rate used to estimate the present value of our contractual premium and fair premium is a risk-free rate plus our own credit default swap spread as of the measurement date. These credit derivatives are categorized in Level III of the fair value hierarchy.

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 83% of our corporate CDO transactions (as of December 31, 2008) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that have occurred as described in Note 1. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. The discount rate we use to determine the present value of expected future premiums is our credit default swap spread plus a risk free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

For each corporate CDO transaction, we perform three principal steps in determining the fair premium amount:

•	First, we define a tranche on the CDX index (defined below) that equates to the risk profile of our specific transaction (we refer to this tranche as an “equivalent-risk tranche”);

•

Second, we determine the fair premium amount on the equivalent-risk tranche for those market participants engaged in trading on the CDX index (we refer to each of these participants as a “typical market participant”); and

•

Third, we adjust the fair premium amount for a typical market participant to account for the difference between the non-performance or default risk of a typical market participant and the non-performance or default risk of a financial guarantor of similar credit quality to us (in each case, we refer to the risk of non-performance as “non-performance risk”).

Defining the Equivalent-Risk Tranche—Direct observations of the fair premium amounts for our transactions are not available since these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, credit default swaps on tranches of a standardized index (the “CDX index”) are widely traded and observable, and provide relevant market data for determining the fair premium amount of our transactions, as described more fully below.

The CDX index is a synthetic corporate CDO that is comprised of a list of corporate obligors and is segmented into multiple tranches of synthetic senior unsecured debt of these obligors ranging from the equity tranche (i.e., the most credit risk or first loss position) to the most senior tranche (i.e., the least credit risk). We refer to each of these tranches as a “standard CDX tranche.” A tranche is defined by an attachment point and detachment point, representing the range of portfolio losses for which the protection seller would be required to make a payment.

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

For each referenced corporate entity in our corporate CDO transactions, the credit default swap spreads associated with the term of our transactions (“credit curve”) define the estimated expected loss for each entity (as applied in a market standard approach known as “risk-neutral” modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are based on historical data. The impact of our correlation assumptions currently does not have a material effect on our fair premium estimates in light of the significant impact of our non-performance risk adjustment as described below.

Once we have established the probability of portfolio losses exceeding the attachment and detachment points in our transactions, we then use the same simulation method to locate the attachment and detachment points on the CDX index with the same probabilities. These equivalent attachment and detachment points define the equivalent-risk tranche on the CDX index that we use to determine fair premium amounts.

Determining the Typical Fair Premium Amount—The equivalent-risk tranches for our corporate CDO transactions often are not identical to any standard CDX tranches. As a result, fair premium amounts generally are not directly observable from the CDX index for the equivalent-risk tranche and must be separately determined. We make this determination through an interpolation in which we use the observed premium rates on the standard CDX tranches that most closely match our equivalent-risk tranche to derive the typical fair premium amount for the equivalent-risk tranche.

Non-Performance Risk Adjustment on Corporate CDOs—The typical fair premium amount estimated for the equivalent-risk tranche represents the fair premium amount for a typical market participant—not Radian. Accordingly, the final step in our fair value estimation is to convert this typical fair premium amount into a fair premium amount for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of that participant’s default or non performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the typical fair premium amount to account for both this contractual difference, as well as for the market’s perception of our default probability which is observable through our credit default swap spread.

The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected claim payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the “risk neutral” model approach that we use is that typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the “risk neutral” modeling approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group credit default swap spread, and the default probability of the transaction is determined as described above under “Defining the Equivalent Risk Tranche.” The present value of expected claim payments is discounted using a risk free interest rate, as the expected claim payments have already been risk-adjusted.

The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts.

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of RMBS CDOs, CMBS CDOs, TruPs CDOs, and CDOs backed by other asset classes such as (i) municipal securities (ii) synthetic financial guarantees of asset-backed securities (such as auto loan and credit card securities) and (iii) project finance transactions. The fair value of our non-corporate CDO and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card and auto loan transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

RMBS CDOs—The fair value amounts for our two remaining RMBS CDO transactions are derived using standard market indices and discounted cash flows, to the extent expected losses are estimable. The credit quality of the underlying referenced obligations in one of these transactions is reasonably similar to that which is included in the AAA-rated ABX.HE index, a standardized list of residential mortgage-backed security reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction is derived directly from the observed spreads of this index. For our second RMBS CDO transaction, the underlying referenced obligations in this transaction have experienced significant credit deterioration, and we expect this deterioration ultimately will result in claims. Fair value for this transaction is determined using a discounted cash flow analysis. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation, and our estimate of the claim rate associated with the current delinquent loans. The expected cash flows from the underlying reference obligations are then present valued using a discount rate derived from the BBB- ABX.HE index. The insured cash flows are present valued using a discount rate that is equal to our credit default swap rate plus a risk free rate.

CMBS CDOs—The fair premium amounts for our CMBS CDO transactions for a typical market participant are derived directly from the observed spreads on the CMBX indices. The CMBX indices represent standardized lists of commercial mortgage-backed security reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on their various origination periods and credit grades. For each of our CMBS CDO transactions we use the CMBX index that most directly correlates to our transaction with respect to the origination period and credit rating of the referenced obligations included in our transactions. The typical fair premium amount is the expected future fair premiums (determined by the observed index spreads) present valued using a discount rate equal to the credit default swap spread of a typical market participant plus a risk free rate.

TruPs CDOs—Our TruPs transactions are synthetic CDOs where the underlying referenced obligations are preferred securities of financial institutions consisting primarily of banks and insurance companies whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each synthetic CDO. In determining estimated fair values of our TruPs CDO transactions, we use internally-generated models to calculate the fair premium amount for a typical market participant based on the following inputs: our contractual premium rate (which is estimated to be equal to the typical fair premium rate as of the contract date), the estimated change in the spread of the underlying referenced obligations, the remaining term of the TruPs CDOs and the deterioration (if any) of the subordination. We start with our contractual premium rate and then make an adjustment for the estimated change in the spread of the underlying referenced obligations from inception of the transaction to the current measurement date, as the fundamental underlying relationship between the contractual premium rate and the underlying default risk that existed at the transaction date is assumed to be the primary driver of the fair premium. To determine the spread of the underlying reference obligations, which are not observable, we assume these spreads to be proportional to the weighted average credit default swap spread of a group of investment grade and high yield institutions whose market risk is determined by us to be similar to the specific financial institutions underlying our TruPs. The relationship between the spread on these referenced obligations and the typical fair premium rate on the tranche we insure is then determined based on the historical observed relationship between the spread on the referenced entities of the CDX index and the typical fair premium rate on a senior tranche of the CDX index, because the direct relationship for TruPs CDOs is not observable. A separate adjustment to the typical fair premium rate is then calculated for each transaction based on its remaining average life. This adjustment accounts for changes in the remaining average life of our transactions and is based on historically observed prices for corporate obligations with similar remaining maturities. A separate adjustment to the typical fair premium rate is then calculated for each transaction based on any deterioration of subordination that has occurred since origination. This adjustment is based on a relationship between subordination and typical fair premium rate for a CDO transaction according to a simulation model. This adjustment is not currently significant to our overall fair value estimate given the significant remaining subordination underlying our deals. The typical fair premium amount is the expected future fair premiums present valued using a discount rate equal to the credit default swap spread for a typical market participant plus a risk-free rate.

All Other Non-Corporate CDOs and other Derivative Transactions—For all of our other non-corporate CDO and other derivative transactions observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium based on a market rate of return that would be required for a monoline insurer to undertake the contract risk. The fair premium amount is calculated as the premium required to achieve a market rate of return (net of expected losses and other expenses) over an estimated internally developed risk-based capital amount. Such market rates of return approximate historical rates of return earned by financial guarantors. Expected losses and our internally developed risk-based capital amounts are projected by our model based on the internal credit rating, term, asset class, and current par outstanding for each transaction.

For each of the non-corporate CDO and other derivative transactions discussed above, with the exception of the RMBS CDO transaction that is valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustment on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our RMBS CDO is incorporated in the fair value as described above, therefore no separate adjustment is required.

Assumed Financial Guaranty Credit Derivatives

In making our own estimate of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and CLO contracts are estimated with reference to the London Interbank Offered Rate (“LIBOR”) spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. In addition, these fair value estimates incorporate an adjustment for our non-performance risk that is based on our credit default swap spread. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. Despite significant volatility in relevant credit spreads during each of the four quarters ended December 31, 2008, in each of these quarters the change in fair value of our assumed financial guaranty credit derivatives represented less than 2.5% of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy.

Mortgage Insurance Domestic and International CDS

We previously sold protection on residential mortgage-backed securities through credit default swaps. A credit default swap is an agreement to pay our counterparty should an underlying security or the issuer of such security suffer a specified credit event, such as nonpayment, downgrade or a reduction of the principal of the security as a result of defaults in the underlying collateral. In determining the estimated fair value of our mortgage insurance domestic CDS, we use internal models that employ a discounted cash flow methodology. We estimate losses in each securitization by applying expected default rates separately to loans that are delinquent and to those that are current. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization, and ultimately, to produce the projected credit losses for each mortgage insurance domestic CDS. In addition to expected credit losses, the fair value for each mortgage insurance domestic CDS is approximated by incorporating future expected premiums to be received from the transaction. These future expected premiums are discounted utilizing a risk adjusted interest rate that is based on the current rating of each transaction. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, which currently, results in a significant reduction of the derivative liability. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values.

Changes in our expected credit losses on mortgage insurance domestic CDS could have a significant impact on our fair value estimate for this product, with a maximum principal loss exposure of $132.2 million and expected losses as of December 31, 2008 in the amount of $91.8 million. Changes in the loss estimates will impact the fair value directly, reduced only by the discount factor, which is dependent on the timing of the expected losses. The mortgage insurance domestic CDS are categorized in Level III of the fair value hierarchy.

We also wrote credit protection in the form of credit default swaps primarily in two AAA tranches of mortgage-backed securities, one containing German mortgages and one containing Danish mortgages. In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective deal, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. Despite significant volatility in credit spreads during each of the four quarters ended December 31, 2008, in each of these quarters, the change in fair value of our mortgage insurance international CDS represented less than 4% of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy. For each of the mortgage insurance international CDS transactions, we make an adjustment to the fair value amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustment on Corporate CDOs.

The following table quantifies the impact of our non-performance risk on our derivative assets and derivative liabilities (in aggregate by type) presented in our consolidated balance sheets. The five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

	January 1 2007	January 1 2008	December 31 2008
Radian Group five-year credit default swap spread	37	628	2,466
(in basis points)

Product ($ in millions)	Impact of Initial Adoption at January 1, 2008 Unrealized Gain	Cumulative Unrealized Gain at December 31, 2008
Corporate CDOs	$638.8	$4,197.1
Non-Corporate CDOs	185.8	948.7
NIMS and other	108.2	440.0

Total	$932.8	$5,585.8

The unrealized gain attributable to the market’s perception of our non-performance risk increased significantly during 2008 as presented in the table above. This increase was driven by two separate factors. First, our credit default swap spread widened significantly during the first six months of the year, and when combined with the effect of the implementation of SFAS No. 157 in the first quarter of 2008, had the effect of reducing our fair premium amounts on our derivative contracts to very low absolute levels. Second, the market spreads on the CDX index that we utilize to determine fair premium amounts prior to our non-performance risk adjustment widened from approximately 46 basis points at January 1, 2008 to 206 basis points at December 31, 2008. Because our credit default swap spread is very high, our fair premium amounts remain very low regardless of the changes in the CDX index. Because both CDX index spreads and our credit default swap spreads widened significantly during the year, this resulted in a significant increase in our non-performance risk adjustment. If our credit default swap spread were to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our unrealized losses on derivatives would increase significantly.

VIE Debt-NIMS

NIMS VIE debt represents the consolidated NIMS trust obligations that we were required to consolidate in accordance with FIN 46R as of December 31, 2008. See Note 6 “Special Purpose Entities,” for further information. In 2008, we elected in accordance with SFAS No. 159, to record at fair value the consolidated NIMS VIE debt. We elected to fair value these instruments in order to more accurately reflect a value that includes our financial guaranty obligations associated with NIMS. The estimated fair value of NIMS VIE debt is derived from the same internally-generated discounted cash flow models used to estimate fair value of our NIMS derivative liabilities. We estimate losses in each securitization underlying the NIMS credit derivatives by applying expected default rates separately to loans that are delinquent and those that are paying currently. The VIE debt recorded represents our obligation to pay on the NIMS plus the promised cash flows expected to be paid to the NIMS bondholders from the NIMS trust. At December 31, 2008, the face value of our consolidated liability is $275.5 million and includes $14.8 million that has been issued by our consolidated trusts which is not guaranteed by us.

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets is as follows:

	December 31
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Fixed-maturities held to maturity	$36,628	$37,486	$53,310	$55,021
Short-term investments (carried at cost)	145,600	145,600	697,271	697,271
Other invested assets	21,933	21,388	22,868	21,087
Liabilities:
Long-term debt and other borrowings	857,802	410,625	953,524	807,043
Non-derivative financial guaranty liabilities	800,270	756,877	983,239	864,660

Fixed-Maturity Held to Maturity—The fair values of fixed-maturity securities are obtained from independent pricing services that use observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation.

Short-Term Investments Carried at Cost—The fair value of short-term investments carried at cost is estimated using market quotes or actual fair value estimates.

Other Invested Assets—The fair value of other invested assets is based on the present value of the estimated net future cash flows. The carrying value of equity-method investments and cost-method investments approximates fair value.

Long-Term Debt and Other Borrowings—The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to us for debt of the same remaining maturities.

Non-Derivative Financial Guaranty Liabilities—We estimate the fair value of these non-derivative financial guarantees in accordance with SFAS No. 157 in a hypothetical market where market participants include other monoline mortgage and financial guaranty insurers with similar credit quality to us, as if the net liability related to these insurance contracts could be transferred to these other mortgage and financial guaranty insurance and reinsurance companies.

This fair value estimate of non-derivative financial guarantees includes direct and assumed contracts written, and is based on the difference between the present value of (1) the expected future contractual premiums and (2) the fair premium amount to provide the same credit protection assuming a transfer of our obligation to such guarantor as of the measurement date.

The key variables considered in estimating fair value include par amounts outstanding (including future periods for the estimation of future installment premiums), expected term, unearned premiums, expected losses and our CDS spread. Estimates of future installment premiums received are based on contractual premium rates.

With respect to the fair premium amount, SFAS No. 157 requires that the non-performance risk of a financial liability be included in the estimation of fair value. Accordingly, the fair premium amount for financial guarantee insurance contracts includes consideration of our credit quality as represented by our CDS spread. We adopted SFAS No. 157 effective January 1, 2008 and therefore the non-performance risk was not incorporated into the financial guarantee fair value estimate as of December 31, 2007.

Our ability to accurately estimate the fair value of our non-derivative financial guarantees is limited. There are no observable market data points as a result of the current disruption in the credit markets and we have experienced recent rating agency actions. These factors have significantly limited the amount of new financial guaranty business we have written recently. We believe that in the absence of a principal market, our estimate of fair value described above in a hypothetical market provides the most relevant information with respect to fair value estimates given the information currently available to us. Due to the volume and geographic diversification of our financial guaranty exposures, in the future we may need to consider other key variables that may influence the fair value estimate. Variables not currently incorporated in our current fair value estimate of non-derivative financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guarantee premium levels relative to the underlying insured obligations’ credit spreads.

The carrying value of our non-derivative financial guaranty liabilities consists of unearned premiums and reserve for losses and LAE as reported on our consolidated balance sheets.

6. Special Purpose Entities (“SPEs”)

As a provider of credit enhancement, in the normal course of business, we enter into arrangements with SPEs. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, are generally not controlled by their equity owners, as the establishing documents generally govern all material decisions. There are two different accounting frameworks applicable to SPEs: the QSPE framework under SFAS No. 140, and the VIE framework as provided by FIN 46R. The applicable framework depends on the nature of the entity and our involvement with that entity.

QSPEs

The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS No. 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at inception and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not required to be consolidated by the transferor, or other counterparties, as long as they do not have the unilateral ability to liquidate or cause the entities to no longer meet the QSPE criteria.

Our interests in QSPEs may be accounted for as insurance or reinsurance contracts or credit derivative contracts and reinsurance recoverables. For insurance contracts entered into with QSPEs, we record reserves for losses and loss adjustment expenses, and for derivative interests in QSPEs, we record cumulative changes in fair value as a corresponding asset or liability.

VIEs

When an SPE does not meet the QSPE criteria or the scope exceptions provided for in FIN 46R, a consolidation analysis is performed. In accordance with FIN 46R, a VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns. FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary.

As a provider of credit enhancement, SPEs and VIEs are a part of our non-traditional mortgage insurance products as well as our financial guaranty business. Our primary involvement with SPEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the SPE. Underlying collateral in the SPEs includes residential and commercial mortgages, consumer receivables and other financial assets sold to an SPE and repackaged into securities or similar beneficial interests.

In accordance with FIN 46R, we consolidate VIEs in which we are the primary beneficiary of the variable interests, or a combination of variable interests, that will either (i) absorb a majority of the VIE’s expected losses, (ii) receive a majority of the VIE’s expected residual returns, or (iii) both. We made a determination as to whether we are the primary beneficiary of a VIE at the inception of our involvement with that VIE and, based on those evaluations we have concluded that we are not the primary beneficiary of any VIEs.

The following is a summary of the financial impact on our 2008 consolidated balance sheet, our consolidated statement of operations and our consolidated statement of cash flows as of and for the year ended December 31, 2008, as it relates to VIEs in which we have a significant variable interest and QSPEs sponsored by us:

	Significant Interests in VIEs				Sponsored QSPEs
	NIMS		Financial Guaranty Insurance and Credit Derivatives	International CDS	CPS	Smart Home
	(In millions)
Balance Sheet:
Increase (decrease) in:
Reinsurance recoverables	$—		$—	$—	$—	$91.1	(1)
Other assets	5.8		0.6	—	150.0	—
Unearned premiums	—		(0.9)	—	—	—
Reserves for losses and loss adjustment expenses	—		16.4	—	—	—
Derivative liabilities	84.3		—	14.2	—	—
VIE consolidated debt	160.0		—	—	—	—
Statement of Operations:
Change in fair value of derivative instruments—gain or (loss)	117.9		(0.6)	11.8	109.3	—
(Increase) decrease in provision for losses	—		(4.2)	—	—	81.2	(2)
Net gain (loss) on other financial instruments	33.6		—	—	—	—
Increase (decrease) in net premiums earned	—		5.4	—	—	(13.0)

Cash Inflow (Outflow) Impact:
Net (payments) receipts related to credit derivatives	(44.5	)(3)	—	1.1	(5.5)	—
Premiums received (paid)	—		5.5	—	—	(13.0)
Losses paid	—		(100.0)	—	—	—

(1)	Represents ceded loss reserves recorded as reinsurance loss recoverable.
(2)	Represents ceded provision for losses.
(3)	Represents amount paid for interest and the amount paid for the purchase of NIMS bonds we insure, offset by premiums received.

Certain reconsideration events may occur which would cause us to re-assess our initial determination of whether we are the primary beneficiary. If the entity becomes a VIE due to any of the reconsideration events listed below, we would perform an assessment of consolidation of that entity. Those reconsideration events generally include:

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

For all VIEs in which we have a variable interest, we perform an evaluation to determine whether we are the primary beneficiary. In making this determination, we first qualitatively assess whether we have a sufficiently large variable interest in the VIE to be a potential primary beneficiary. In instances where it is not clear who the primary beneficiary is, we perform an analysis of the present value of expected losses to determine whether we would absorb more than 50% of those losses. Other than our NIMS transactions as discussed below, we are not the primary beneficiary of any VIE as determined by our qualitative and quantitative analyses.

NIMS

We provide credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security comprising mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the mortgage-backed security and the interest generated from the underlying mortgage collateral. On the NIMS bonds that we have provided credit protection, our policy covers any principal and interest shortfalls to the QSPE trust which has issued the bonds. As a QSPE, these structures are exempt from consolidation considerations under FIN 46R. There are, however, certain events and triggers that would require us to reconsider our initial assessment and which may make FIN 46R applicable including:

(a)	conditional events that when met, provide us with an option to call the NIMS bonds;

(b)	events of default by a party to the contracts; or

(c)	acquisition of ownership of a significant amount of any particular NIMS trust bonds that we insure.

If one of these criteria is triggered, we would no longer meet the scope exception under FIN 46R. We are required to perform an analysis to identify which entity is considered the primary beneficiary, and determine whether we should consolidate the NIMS. In evaluating whether we are the primary beneficiary of our NIMS transactions we determine whether our variable interest in the NIMS will absorb a majority of its expected losses, a majority of its expected residual returns, or both. In most of our NIMS transactions, we are the first to absorb losses as the guarantor of timely payment of principal and interest. We have determined that we are the primary beneficiary of certain NIMS trusts where we have an option to call the NIMS bonds. These call options exist in all of our NIMS transactions, but become exercisable only upon the occurrence of certain conditional events and defaults that result in claim payments by us.

As of December 31, 2008, the amount included in derivative assets and variable interest entity debt related to the consolidation of NIMS trusts was $4.1 million and $160.0 million, respectively. Although we consolidate the assets and liabilities associated with these VIEs, we have no control over the trust assets and liabilities other than through our call option, if exercisable. The consolidated NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. The consolidated NIMS VIE debt is recorded at fair value as allowed by SFAS No. 159.

As a risk mitigation initiative, we have purchased, at a discount to par, some of our insured NIMS bonds. The NIMS purchased are accounted for as derivative assets and are recorded at fair value in accordance with SFAS No. 133. Upon purchase, our liability representing the unrealized loss associated with the purchased NIMS is eliminated. The difference between the amount we pay for the NIMS and the sum of the fair value of the NIMS and the eliminated liability represents the net impact to earnings. The overall impact to our consolidated results of operations as a result of these purchases has been immaterial.

The following is summary information related to all NIMS trusts (both consolidated and off-balance sheet NIMS trusts) as of the dates indicated:

	December 31, 2008			December 31, 2007
(In millions) VIE Assets	Total NIMS Trust Assets	Maximum Principal Exposure (1)	Average Rating of Collateral at Inception	Total NIMS Trust Assets	Maximum Principal Exposure	Average Rating of Collateral at Inception
NIMS	$556.6	$438.3	BBB to BB	$730.2	$603.7	BBB to BB

(1)	Represents maximum exposure related to derivative liabilities and consolidated VIE assets and liabilities.

There was $438.3 million of risk in force associated with NIMS at December 31, 2008 comprised of 34 transactions. The average expiration of our existing NIMS transactions is approximately three years. At December 31, 2008, 20 of the 34 NIMS transactions required consolidation in our consolidated balance sheets. These 20 NIMS transactions were consolidated due to the trigger event noted in “(a)” above. Our risk in force, excluding interest payments, associated with the consolidated NIMS is approximately $260.7 million at December 31, 2008. We expect, through the passage of time, that additional NIMS will require consolidation due to the triggers noted above. The remaining NIMS transactions are accounted for as derivatives and measured at fair value as discussed in Notes 4 and 5.

Financial Guaranty Insurance and Credit Derivatives

Our involvement with VIEs in our financial guaranty business relate to transactions that are generally structured as financial guarantees or credit default swaps guaranteeing principal and interest payments to beneficial interest holders. In order to determine whether we are the primary beneficiary of a VIE’s risks and rewards, we consider, among other factors, the VIE’s design, capital structure and contractual terms. At inception of our involvement, we performed a qualitative analysis to determine if our variable interest in each of these VIEs as compared to the total variable interests in such VIE was sufficiently large to make us the primary beneficiary. Most of our insured portfolio was highly rated at inception with a significant number of the transactions having subordination at or above the level of subordination necessary to warrant a AAA rating. At the time of our analyses we determined there was significant subordination, clearly demonstrating that we are not the primary beneficiary of those structures based on the projected distribution of expected losses among the variable interest holders. We have not experienced any reconsideration events that would cause us to reconsider whether we are the primary beneficiary. Based on those analyses, we have not consolidated any of our financial guaranty VIEs.

The following table sets forth our financial guaranty total assets and maximum exposure to loss associated with VIEs in which we held significant variable interests as of December 31 for the years indicated:

(In millions)	Total Assets 2008	Maximum Exposure 2008	Total Assets 2007	Maximum Exposure 2007
Collateralized Debt Obligations	$—	$—	$975.9	$100.0
Asset-Backed Obligations	2,349.6	371.8	4,706.4	695.4
Other Structured Finance	6,591.9	544.0	5,442.2	415.0

Total	$8,941.5	$915.8	$11,124.5	$1,210.4

International CDS

We provide credit enhancement in the form of credit default swaps in the international markets and have one international CDS transaction involving a VIE in which we have a significant interest. At December 31, 2008, total exposure to this international CDS transaction was $3.2 billion and our total derivative liability was $14.2 million. We performed an analysis, at inception of our involvement, to determine if we were the primary beneficiary of this structure. Based on our analysis of expected losses we determined we were not the primary beneficiary because the majority of the VIEs losses were expected to be absorbed by other variable interest holders in the first-loss position.

Sponsored QSPE—Put Options

In September 2003, Radian Asset Assurance completed a transaction for $150 million of CPS, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three QSPE trusts. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options.

If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance as an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of ours, through Radian Guaranty, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which could be used for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock.

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

Since these trusts are QSPEs, we are exempt from having to consider consolidation in accordance with FIN 46R.The aggregate fair value of the put options is recorded as a derivative asset, and changes in the fair value of the put options are recorded as a change in fair value of derivatives.

Sponsored QSPE—Smart Home

QSPEs may be used to create securities with a unique risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. Smart Home transactions reinsure risk associated with non-prime mortgages and riskier products. These arrangements effectively transfer risk from our portfolio to investors in the capital markets. These transactions are structured using QSPEs and therefore as non-transferor we are not required to consolidate them.

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

We typically retain the risk associated with the first-loss coverage levels, reinsure the middle layer of risk positions through the Smart Home reinsurer and may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated or most remote coverage level. Holders of the Smart Home credit-linked notes bear the risk of loss from losses that would be paid to us under the reinsurance agreement. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by the rating agencies. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The rate of principal amortization of the credit-linked notes is intended to approximate the rate of principal amortization of the underlying mortgages.

Because they are QSPEs, we are exempt from having to consider consolidation of these structures in accordance with FIN 46R. Since August 2004, we have completed four Smart Home reinsurance transactions, with the last of these transactions closing in May 2006. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2008 are as follows:

	Initial	As of December 31, 2008
Pool of mortgages (par value)	$14.7 billion	$5.2 billion
Risk in force (par value)	$3.9 billion	$1.3 billion

Notes sold to investors/risk ceded (principal amount)	$718.6 million	$571.5 million

Other. Through Singer Asset Finance Company (“Singer”), a wholly-owned subsidiary of EFSG, we have interests in QSPEs through our servicing agreements with them and through residual interests that we own. These QSPEs hold securitization of assets, including state lottery awards and structured settlement payments which we service. The financial impact as a result of the servicing we perform and the residual interests we hold is not material to our financial results, our financial position or our cash inflows and outflows.

7. Investments

Our investment portfolio consisted of the following at December 31, 2008 and 2007:

	December 31, 2008
	Cost/Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$36,628	$37,486	$1,293	$435

	$36,628	$37,486	$1,293	$435

Fixed-maturities available for sale:
Bonds and notes:
U.S. government securities	$81,636	$93,206	$11,739	$169
U.S. government-sponsored enterprises	20,089	21,636	1,547	—
State and municipal obligations	3,235,053	2,977,919	54,768	311,902
Corporate	176,085	169,510	2,974	9,549
Other securities available for sale:
Asset-backed securities	310,269	307,150	8,416	11,535
Private placements	13,652	12,992	522	1,182
Foreign governments	62,703	64,856	2,216	63

	$3,899,487	$3,647,269	$82,182	$334,400

Short-term investments	$1,029,167	$1,029,286	$119	$—

Equity securities available for sale	$212,620	$165,099	$1,011	$48,532

Trading securities	$670,835	$654,699	$7,118	$23,254

Hybrid securities	$499,929	$426,640	$7,530	$80,819

Other invested assets	$21,388	$21,933	$545	$—

	December 31, 2007
	Cost/Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$53,310	$55,021	$1,740	$29

	$53,310	$55,021	$1,740	$29

Fixed-maturities available for sale:
Bonds and notes:
U.S. government securities	$89,658	$93,130	$3,504	$32
U.S. government-sponsored enterprises	24,231	24,941	710	—
State and municipal obligations	3,891,541	3,959,993	112,482	44,030
Corporate	101,017	101,582	2,062	1,497
Other securities available for sale:
Asset-backed securities	310,676	312,125	2,581	1,132
Private placements	17,552	17,871	688	369
Foreign governments	137,323	135,082	602	2,843

	$4,571,998	$4,644,724	$122,629	$49,903

Short-term investments	$697,271	$697,271	$—	$—

Equity securities available for sale	$196,068	$254,869	$58,829	$28

Trading securities	$158,087	$153,634	$4,469	$8,922

Hybrid securities	$525,607	$584,373	$70,674	$11,908

Other invested assets	$21,087	$22,868	$1,781	$—

The contractual maturities of fixed-maturity investments are as follows:

	December 31, 2008
	Cost/Amortized Cost	Fair Value
	(In thousands)
Fixed-maturities held to maturity:
2009	$9,492	$9,644
2010 – 2013	14,683	15,325
2014 – 2018	4,717	5,046
2019 and thereafter	7,736	7,471

	$36,628	$37,486

Fixed-maturities available for sale:
2009	$70,645	$71,053
2010 – 2013	405,873	413,985
2014 – 2018	622,362	640,236
2019 and thereafter	2,800,607	2,521,995

	$3,899,487	$3,647,269

Trading securities:
2009	$87,295	$87,683
2010 – 2013	209,904	210,823
2014 – 2018	73,079	73,561
2019 and thereafter	255,776	257,192

	$626,054	$629,259

Hybrid securities:
2009	$80,904	$52,894
2010 – 2013	124,764	109,585
2014 – 2018	26,070	27,573
2019 and thereafter	268,191	236,588

	$499,929	$426,640

Net investment income consisted of:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Investment income:
Fixed-maturities	$228,519	$216,245	$213,907
Equity securities	6,739	10,344	3,967
Short-term investments	15,190	23,843	18,283
Hybrid securities	14,664	8,632	—
Other	3,352	3,641	4,371

Gross investment income	$268,464	$262,705	$240,528
Investment expenses	(5,431)	(6,607)	(6,183)

Net investment income	$263,033	$256,098	$234,345

Net (losses) gains on other financial instruments consisted of:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Gains on sales and redemptions of fixed-maturity investments available for sale	$46,432	$5,207	$20,950
Realized losses on fixed-maturity investments available for sale	(41,616)	(2,894)	(15,388)
Gains on sales of equity securities available for sale	21,267	11,380	37,187
Realized losses on equity securities available for sale	(25,082)	(3,406)	(7,956)
Gains on hybrid securities available for sale	42,905	98,403	—
Losses on hybrid securities available for sale	(194,924)	(55,794)	—
Gains on sales of other invested assets	139	967	1,407
Losses on sales of other invested assets	—	(5,356)	(352)
Gains on trading securities	19,239	4,321	20,191
Losses on trading securities	(33,364)	(8,094)	(15,663)
Gains on sales of short-term investments	7	1,245	703
Losses on sales of short-term investments	(74)	(5)	(1)
Loss on sale/write-down of equity in affiliates (See Note 8)	—	(96)	(338)
Foreign currency translation gains (losses) on investments	72	5,533	(90)
Change in fair value of VIE assets and liabilities	15,422	—	—
Other	111	2,195	192

Net (losses) gains on other financial instruments	$(149,466)	$53,606	$40,842

For the years ended December 31, 2008, 2007 and 2006, we did not sell any fixed-maturity investments classified as held to maturity.

If a security’s fair value is below its cost basis, and it is judged to be an other-than-temporary decline, the cost basis of the security is written down to fair value through earnings as a realized loss, and the fair value becomes the new basis for the security. During 2008, we recorded approximately $55.2 million of charges related to declines in fair value of securities (primarily municipal and taxable bonds and preferred stocks) considered to be other-than-temporary, which are included in the net (losses) gains on other financial instruments in the table above. During 2007 and 2006, we recorded approximately $9.4 million and $10.6 million of charges, respectively, related to declines in fair value of securities (primarily small cap value stocks, convertible securities and an investment in a fund co-managed by C-BASS) considered to be other-than-temporary, which are included in net (losses) gains on other financial instruments in the table above. At December 31, 2008, 2007, and 2006, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income.

The change in unrealized gains and losses recorded in accumulated other comprehensive (loss) income consisted of:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Fixed-maturities available for sale	$(325,070)	$(84,997)	$43,052
Deferred tax benefit (provision)	113,774	29,749	(15,068)

	$(211,296)	$(55,248)	$27,984

Equity securities available for sale	$(106,322)	$(16,950)	$9,442
Deferred tax benefit (provision)	37,213	5,933	(3,305)

	$(69,109)	$(11,017)	$6,137

Other invested assets	$(1,149)	$1,596	$185
Deferred tax provision (benefit)	402	(559)	(65)

	$(747)	$1,037	$120

Other	$(1,947)	$(86)	$(287)

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$6,981	$169	$—	$—	$6,981	$169
State and municipal obligations	847,638	88,372	838,786	223,965	1,686,424	312,337
Corporate bonds and notes	73,259	6,532	15,551	3,017	88,810	9,549
Asset-backed securities	40,691	4,210	43,923	7,325	84,614	11,535
Private placements	7,516	1,028	1,143	154	8,659	1,182
Foreign governments	6,083	39	10,285	24	16,368	63
Equity securities	150,584	48,532	—	—	150,584	48,532

Total	$1,132,752	$148,882	$909,688	$234,485	$2,042,440	$383,367

The contractual maturity of securities in an unrealized loss position at December 31, 2008 was as follows:

	Fair Value	Cost/Amortized Cost	Unrealized Loss
		(In millions)
2009	$16.2	$16.4	$0.2
2010 – 2013	82.8	86.7	3.9
2014 – 2018	104.7	112.2	7.5
2019 and later	1,688.1	2,011.4	323.3
Equity securities	150.6	199.1	48.5

Total	$2,042.4	$2,425.8	$383.4

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2008 on our investments in tax-exempt state and municipal securities were caused primarily by interest rate and credit spread movement. Most securities with exposures to certain sectors, particularly those insured by monoline insurers, experienced credit spread widening during 2007 and 2008. We do not own any securities with underlying non-investment grade ratings that are insured by monoline insurance companies. Included in this category are $129.6 million of investments in state securitizations of projected cash flows from state settlements with tobacco manufacturers under a master settlement agreement. Because we have the ability and intent to hold all the investments in this category until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of December 31, 2008 on the majority of the securities in this category were caused by market interest rate and credit spread movement. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages, experienced spread widening during 2007 and 2008. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of December 31, 2008 on the securities in this category were caused by market interest rate and credit spread movement. Our investments are senior tranche positions, collateralized by pools of credit card, auto loan and equipment lease receivables. The investment grade ratings of these investments are supported by credit enhancements, which include subordination, over-collateralization and reserve accounts. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these securities to be other-than-temporarily impaired at December 31, 2008.

Private placements

The unrealized losses of 12 months or greater duration as of December 31, 2008 on the majority of the securities in this category were caused by market interest rate and credit spread movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these securities to be other-than-temporarily impaired at December 31, 2008.

Foreign governments

The unrealized losses of 12 months or greater duration as of December 31, 2008 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

For all investment categories, unrealized losses of less than 12 months duration were generally attributable to interest rate and credit spread movement. Certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2008.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2007.

	Less Than 12 Months		12 Months or Greater		Total
($ in thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$3,104	$32	$3,104	$32
State and municipal obligations	928,399	36,519	80,480	7,540	1,008,879	44,059
Corporate bonds and notes	23,745	880	20,862	617	44,607	1,497
Asset-backed securities	41,356	356	73,281	776	114,637	1,132
Private placements	4,385	193	4,039	176	8,424	369
Foreign governments	35,195	834	65,463	2,009	100,658	2,843
Equity securities	147	28	—	—	147	28

Total	$1,033,227	$38,810	$247,229	$11,150	$1,280,456	$49,960

The following table shows our top ten investment portfolio risk concentrations as of December 31, 2008:

			Securities Classifications
($ in thousands) Issuer Description	Market Value		U.S. Government Agency & GSE Securities			Municipal Securities
	$	%	Money Market/ Short- Term	MBS	GSE Notes	Uninsured	Insured	Prerefunded*	Money Market	Equity
Northern Institutional Government Portfolio (1)	$295,378	4.94%	$295,378	$—	$—	$—	$—	$—	$—	$—
State of California (2)	273,040	4.56	—	—	—	215,245	26,413	31,382	—	—
State of New York (2)	217,497	3.64	—	—	—	167,340	16,559	33,598	—	—
Federal National Mortgage Association (Fannie Mae)	182,447	3.05	20,000	143,757	18,690	—	—	—	—	—
Vanguard Institutional Prime Portfolio (1)	176,232	2.95	—	—	—	—	—	—	176,232	—
Master Settlement Agreement (MSA) Securitizations (3)	129,628	2.17	—	—	—	108,066	11,307	10,255	—	—
Northern Institutional Municipal Portfolio (2)	126,176	2.11	—	—	—	—	—	—	126,176	—
Fidelity Institutional Government Portfolio (1)	121,172	2.03	121,172	—	—	—	—	—	—	—
Commonwealth of Massachusetts (2)	116,829	1.95	—	—	—	40,087	12,116	64,626	—	—
Vanguard Institutional Index Fund (4)	103,100	1.72	—	—	—	—	—	—	—	103,100

Top Investment Portfolio Risk Concentrations	$1,741,499	29.12%	$436,550	$143,757	$18,690	$530,738	$66,395	$139,861	$302,408	$103,100

*	Prerefunded bonds are backed by U.S. Treasury and/or agency debt held in escrow, and structured to provide sufficient cash flows to offset the cashflows due on the refunded bonds. At maturity, the issuer will sell the U.S. Treasury securities or agency debt held in escrow and buy back the municipal bonds with the proceeds.
(1)	Money Market Funds.
(2)	Includes securities with indirect and/or historical state funding support.
(3)	Aggregate investment in securities backed by MSA payments (the MSA obligated participating tobacco companies to compensate various states for health and other tobacco related expenses).
(4)	Tracks performance of the S&P 500 Index.

Securities on deposit with various state insurance commissioners amounted to $17.1 million at December 31, 2008 and $17.3 million at December 31, 2007. We also had $156.1 million (book value) on deposit at December 31, 2008 and $77.0 million (book value) at December 31, 2007, for the benefit of reinsurers.

8. Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 28.7% equity interest in Sherman as of December 31, 2008.

The following table shows the components that make up our investment in affiliates balance:

	December 31 2008	December 31 2007
	(In thousands)
Sherman	$99,656	$104,315
Other	56	39

Total	$99,712	$104,354

Sherman

2007 Sale of Partial Interest. On September 19, 2007, we sold to Sherman Capital, L.L.C. (“Sherman Capital”), an entity owned by the management of Sherman: (1) all of our preferred interests in Sherman and (2) 1,672,547 Class A Common Units in Sherman, representing approximately 43.4% of our total common interests in Sherman, for a cash purchase price of approximately $277.6 million, plus a future contingent payment. The amount of the contingent payment, if any, will depend on the extent that Sherman Capital’s after-tax return on 1,425,335 of the Class A Common Units acquired in the transaction exceeds approximately 16% annually. The contingent payment is payable to us on December 31, 2013 or earlier upon the closing of a sale of Sherman. We recorded a gain of $181.7 million on the sale of our interest in Sherman in September 2007.

On August 13, 2008, our ownership interest in Sherman increased from 21.8% to 28.7% as a result of the reallocation of the equity ownership of Sherman following a sale by MGIC of its remaining interest in Sherman back to Sherman. As a result of Sherman’s repurchase of MGIC’s interests, which reduced Sherman’s equity, our investment in affiliates decreased by $25.8 million ($16.8 million after taxes) and is reflected as a reduction in our equity.

C-BASS

Historically, C-BASS was engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the latter part of 2007 and sold its loan servicing portfolio in the fourth quarter of 2007. On July 29, 2007, we concluded that there were indicators that a material charge for impairment of our investment in C-BASS was required under GAAP. In November 2007, we received financial statements from C-BASS as of September 30, 2007, at which point we made a final determination with respect to impairment.

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

EITF No. 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” (“EITF No. 98-13”), requires that when the recognition of equity losses reduces our equity investment to zero, we should continue to report our share of equity method losses in our statement of operations and should apply those equity method losses to our other investments in C-BASS. As a result of the additional losses at C-BASS, and continued application of APB Opinion No. 18 and EITF No. 98-13, we recorded a full write-off of our $50 million credit facility with C-BASS in the fourth quarter of 2007. We believe it is unlikely that we will collect on amounts drawn by C-BASS under this facility nor do we expect to recover any of our investment in C-BASS.

As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no continuing interest of value in C-BASS. The effect of C-BASS on our financial position and results of operations as of and for the year ended December 31, 2008 was negligible. We have no contractual obligations to C-BASS or its creditors to fund C-BASS’s shareholders’ deficit as of December 31, 2007 or continuing losses in 2008 or thereafter. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. Given its approximately $1 billion shareholders’ deficit as of December 31, 2007, the likelihood that we will recoup any of our investment is extremely remote. Accordingly, we believe that the chance that our investments in
C-BASS will have anything more than a negligible impact on our financial position, results of operation or cash flows at any time in the future is extremely remote.

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Investment in Affiliates—Selected Information:
Sherman
Balance, beginning of period	$104,315	$167,412	$81,753
Share of net income for period	59,782	84,848	123,835
Dividends received	35,460	51,512	103,740
Other comprehensive loss	(3,195)	(567)	(743)
(Sale) purchase of ownership interest	—	(95,866)	66,307
Adjustment to investment related to Sherman buyback of MGIC equity interest	(25,786)	—	—

Balance, end of period	$99,656	$104,315	$167,412

C-BASS
Balance, beginning of period	$—	$451,395	$364,364
Share of net (loss) income for period	—	(451,395)	133,900
Dividends received	—	—	46,869

Balance, end of period	$—	$—	$451,395

Portfolio Information:
Sherman
Total assets	$2,355,660	$2,242,087	$1,203,756
Total liabilities	2,012,378	1,788,726	916,670

	Year Ended December 31
	2008		2007	2006
	(In thousands)
Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization		$1,503,525	$1,213,722	$1,025,224
Other revenues		16,630	46,211	34,157
Derivative mark-to-market		(15,787)	(14,685)	—

Total revenues		1,504,368	1,245,248	1,059,381

Expenses
Operating and servicing expenses		656,256	619,199	487,056
Provision for loan losses		436,777	264,305	150,145
Interest		110,097	83,139	45,439
Other		37,803	12,881	30,120

Total expenses		1,240,933	979,524	712,760

Net income		$263,435	$265,724	$346,621

C-BASS
Net (loss) income	$	N/A	$(1,780,153)	$290,502

N/A–2008 financial statements for C-BASS are not available. The affect of C-BASS on our financial position and results of operations as of and for the year ended December 31, 2008 was negligible.

9. Reinsurance

In the normal course of business, we utilize reinsurance as a risk management tool, to reduce our net risk in force to manage regulatory risk-to-capital requirements and, with respect to mortgage insurance, to comply with the insurance regulations of states that require us to limit our coverage percentage of any single risk to 25%. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums (prepaid reinsurance) of $6.2 million and $5.9 million at December 31, 2008 and 2007, respectively.

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Net premiums written-insurance:
Direct	$965,741	$1,109,451	$1,020,971
Assumed	6,676	126,402	111,239
Ceded	(155,548)	(150,621)	(127,920)

Net premiums written-insurance	$816,869	$1,085,232	$1,004,290

Net premiums earned-insurance:
Direct	$1,029,891	$984,636	$956,082
Assumed	97,352	73,277	79,181
Ceded	(155,423)	(145,632)	(128,221)

Net premiums earned-insurance	$971,820	$912,281	$907,042

Radian Guaranty entered into 10-year variable quota share treaties in each of the years 1994 through 1997 to reinsure its primary risk originated in each of these years and a portion of its pool risk written in 1997. The term of each treaty was 10 years and was non-cancelable by either party except under certain conditions. Under the terms of the treaties, Radian Guaranty ceded premiums to the reinsurer based on 15% of the premium received on the covered business. Radian Guaranty was entitled to receive a commission ranging from 30% to 32% of the premium paid under the treaty provided that certain loss ratios were not exceeded. In return for the payment of the ceded premium, Radian Guaranty received variable quota-share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered business. The treaties also included underwriting-year excess coverage that entitled Radian Guaranty to receive 8% of the premium written on the covered business under each treaty at the end of the fourth, seventh and tenth years to the extent that this amount was greater than the total amount previously received under the variable quota-share coverage provision of the treaty. Premiums were payable to the reinsurer on a quarterly basis net of commissions due and any losses calculated under the variable quota-share coverage.

Provisional losses recoverable under these quota share treaties were $12.5 million at December 31, 2006. The 2006 provisional losses recoverable represented amounts due to us under the variable quota-share treaty entered in 1997. These recoverable amounts covered the books of business originated by Radian Guaranty in those years. In 2007, the reinsurer reimbursed us for the remaining underwriting-year excess coverage due under the tenth year of the 1997 treaty. In December 2006, Radian Guaranty terminated the remaining variable quota-share reinsurance treaty, as allowed under the terms of the treaty.

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

Until recently, losses under most captive reinsurance treaties have not approached a level requiring payment to us. However, during the current housing and related credit market downturn in which losses have increased significantly, many captive reinsurance arrangements have attached, requiring our captive reinsurer to make payments to us. We began recognizing ceded losses recoverable from such captives in the fourth quarter of 2007, which accelerated throughout 2008, although most cash recoveries are not expected until 2009 and later. In most cases, the captive reinsurer establishes a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore, have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements. In some instances we anticipate that the recoverables from the captive reinsurers will be greater than the assets currently in the trusts. Recorded recoveries are limited to the current trust balance. We also offer, on a limited basis, “quota share” captive reinsurance agreements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected. We currently have 16 “active” captive reinsurance agreements in which new business continues to be placed. We also currently have 45 captive reinsurance arrangements operating on a run-off basis, meaning that no new business is being placed in these captives.

The captive reinsurers are typically required to maintain minimum capitalization equal to 10% of the risk assumed. Risk ceded under captive reinsurance arrangements at December 31, 2008, and 2007, was $3.0 billion and $2.8 billion, respectively. For the years ended December 31, 2008, 2007 and 2006, Radian Guaranty had ceded premiums written of $138.7 million, $125.7 million and $96.0 million, respectively, and ceded premiums earned of $138.3 million, $121.6 million and $96.7 million, respectively, under these various first-lien captive reinsurance arrangements. Ceded losses on captive transactions in 2008 and 2007 were $400.7 million and $3.9 million, respectively. For 2006, captive ceded losses were not significant. Approximately 50% of our total ceded losses recoverable at December 31, 2008, is related to one captive reinsurer.

We protect against losses in excess of our expectations on some of the risk associated with non-prime and riskier products by reinsuring this business through Smart Home reinsurance transactions. In 2004, we developed Smart Home as a way to effectively transfer risk from our portfolio to investors in the capital markets. Smart Home mitigates our risk against losses, concentrated positions and riskier products. As a result, Smart Home reinsurance transactions are important in managing our risk profile, especially in the non-prime mortgage market. Approximately 3.7% and 5.3% of our primary mortgage risk in force was ceded through Smart Home reinsurance transactions at December 31, 2008 and 2007, respectively. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

Since August 2004, we have completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2008 are included in Note 6.

Ceded premiums written in 2008, 2007 and 2006 include $13.0 million, $11.0 million and $12.0 million, respectively, related to the Smart Home reinsurance transactions. Ceded premiums earned related to Smart Home were $13.0 million, $11.4 million and $12.3 million in 2008, 2007 and 2006, respectively. Ceded losses in 2008 and 2007 were $81.2 million and $9.8 million, respectively as a result of the Smart Home transactions. There were no Smart Home ceded losses in 2006.

10. Losses and Loss Adjustment Expenses (“LAE”)

We establish reserves to provide for the estimated losses from claims and LAE on defaults (or delinquencies) reported.

The reserve for losses and LAE is comprised of:

	2008	2007
	(In thousands)
Mortgage insurance reserves	$2,989,994	$1,345,452
Financial guaranty reserves	234,548	253,304

Total reserve for losses and LAE	$3,224,542	$1,598,756

The following tables present information relating to our mortgage insurance reserves and LAE:

	2008	2007	2006
	(In thousands)
Mortgage Insurance
Balance at January 1	$1,345,452	$653,236	$596,210
Less Reinsurance recoverables (1)	21,988	21,763	—

Balance at January 1, net	1,323,464	631,473	596,210
Add losses and LAE incurred in respect of default notices received in:
Current year	1,988,515	1,129,031	465,823
Prior years	102,330	81,069	(117,205)

Total incurred	2,090,845	1,210,100	348,618

Deduct losses and LAE paid in respect of default notices received in:
Current year	192,373	102,251	41,873
Prior years	723,776	415,857	271,482

Total paid	916,149	518,108	313,355

Foreign exchange adjustment	(2)	(1)	—

Balance at December 31, net	2,498,158	1,323,464	631,473
Add Reinsurance recoverables (1)	491,836	21,988	21,763

Balance at December 31	$2,989,994	$1,345,452	$653,236

(1)	Related to ceded losses on captive reinsurance transactions and Smart Home.

As a result of changes in estimates of losses on defaults in prior years, the provision for losses and LAE in our mortgage insurance business increased by $102.3 million in 2008 and $81.1 million in 2007, and decreased by $117.2 million in 2006. These changes are due to a difference in the actual development of delinquent loans from the estimate at the prior year end. In 2006, the rate of delinquencies going to claim was less than the expected amount due to a strong economy and housing market and a liquid mortgage market. Beginning in the second half of 2007 and throughout 2008, the rate at which delinquencies became claims began to increase substantially in connection with the downturn in the housing and mortgage markets, thereby causing an increase in claims paid and in the loss reserve overall, which included an upward revision of the overall loss reserve on many prior year defaults.

Our reserve model applies different ultimate default to claim rates and severities to each product type, taking into account the different loss development patterns and borrower behavior that are inherent in these products. The analysis uses claim payment history for each product to help determine the likelihood that a default will result in a claim and the amount we will pay if a default becomes a claim. Through the use of this claim history, the reserve model is periodically calibrated to be consistent with our recent experience.

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

	December 31
	2008	2007
	(In thousands)
Prime	$829,097	$343,705
Alt-A	977,177	450,106
A minus and below	446,193	361,240
Pool insurance	107,441	54,394
Second-lien (1)	136,591	112,751
Other	1,659	1,268

Reserve for losses, net	2,498,158	1,323,464
Reinsurance recoverable (2)	491,836	21,988

Reserve for losses	$2,989,994	$1,345,452

(1)	Does not include amounts related to expected future losses that are included in the reserve for second-lien premium deficiency.
(2)	Related to ceded losses on captive reinsurance transactions and Smart Home.

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of December 31, 2008 and 2007:

	As of December 31, 2008			As of December 31, 2007
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$2,746.4	$3,233.6	$2,990.0	$1,239.7	$1,451.3	$1,345.5

Reserves for our mortgage insurance business are recorded based on our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at December 31, 2008 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity on first-lien loss reserve estimates at December 31, 2008, by assessing the potential changes resulting from a hypothetical parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in claim severity (28% at December 31, 2008), we estimated that our loss reserves would change by approximately $109 million at December 31, 2008. For every one percentage point change in default to claim rate, (46% of defaults at December 31, 2008), we estimated a $67 million change in our loss reserves at December 31, 2008.

The following tables present information relating to our financial guaranty reserves and LAE:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Financial Guaranty
Balance at January 1	$253,304	$189,047	$204,792
Less Reinsurance recoverables	170	2,259	2,699

Balance at January 1, net	253,134	186,788	202,093
Add losses and LAE incurred related to:
Current year	147,302	126,372	27,431
Prior years (1)	(32,807)	(28,382)	(6,771)

Total incurred	114,495	97,990	20,660

Deduct losses and LAE paid related to:
Current year	13,659	3,051	4,135
Prior years	118,753	29,791	34,301

Total paid	132,412	32,842	38,436

Foreign exchange adjustment	(669)	1,198	2,471

Balance at December 31, net	234,548	253,134	186,788
Add Reinsurance recoverables	—	170	2,259

Balance at December 31	$234,548	$253,304	$189,047

(1)	During 2008, 2007 and 2006, our provision for losses and LAE in our financial guaranty insurance business for prior years were reduced by $32.8 million, $28.4 million and $6.8 million, respectively, mainly related to favorable loss development in our trade credit reinsurance business and favorable loss development in our structured finance direct and public finance reinsurance lines of business.

The following table shows the breakdown of the reserve for losses and LAE for our financial guaranty segment at the end of each period indicated:

	December 31
	2008	2007
	(In thousands)
Financial Guaranty:
Allocated reserves	$161,285	$174,587
Unallocated non-specific	58,386	49,195
Trade Credit Reinsurance and Other:
Case reserves	9,910	16,000
Incurred but not reported (“IBNR”)	4,967	13,522

Total	$234,548	$253,304

Our unallocated non-specific loss reserve at December 31, 2008 was $58.4 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $33.0 million to $82.0 million, which we believe provides a reasonably possible range of expected future losses.

We discount our financial guaranty case reserves, which are included in allocated reserves in the table above. The discount rate corresponds to our statutory investment yield of 4.39% in 2008 and 4.40% in 2007. Discounted liabilities at December 31, 2008 were $53.8 million, net of discounts of $5.1 million, compared to discounted liabilities of $9.2 million, net of discounts of $3.1 million, at December 31, 2007. We do not discount our non-specific reserves (including allocated and unallocated).

As potential losses migrate through our surveillance process toward actual defaults, we reclassify and update loss estimates among these three reserve categories. These transfers are highlighted in the table below.

The following table shows information regarding our financial guaranty reserves:

	Financial Guaranty		Trade Credit and Other
	Allocated Reserves	Non-Specific Unallocated Reserves	Case Reserves	IBNR	Total
	(In thousands)
Balance at December 31, 2005	$85,763	$54,878	$22,068	$42,083	$204,792
Less Reinsurance Recoverable	—	—	1,517	1,182	2,699

Net Loss Reserves at December 31, 2005	85,763	54,878	20,551	40,901	202,093
Total Incurred	—	14,532	15,699	(9,571)	20,660
Transfers	8,979	(8,979)	—	—	—
Total Paid	22,754	—	15,682	—	38,436
Foreign Exchange Adjustment	—	—	1,571	900	2,471

Net Loss Reserves at December 31, 2006	71,988	60,431	22,139	32,230	186,788
Plus Reinsurance Recoverable	—	—	1,354	905	2,259

Loss Reserves at December 31, 2006	71,988	60,431	23,493	33,135	189,047
Less Reinsurance Recoverable	—	—	1,354	905	2,259

Net Loss Reserves at December 31, 2006	71,988	60,431	22,139	32,230	186,788
Total Incurred	—	114,900	2,270	(19,180)	97,990
Transfers	126,136	(126,136)	—	—	—
Total Paid	23,537	—	9,305	—	32,842
Foreign Exchange Adjustment	—	—	896	302	1,198

Net Loss Reserves at December 31, 2007	174,587	49,195	16,000	13,352	253,134
Plus Reinsurance Recoverable	—	—	—	170	170

Loss Reserves at December 31, 2007	174,587	49,195	16,000	13,522	253,304
Less Reinsurance Recoverable	—	—	—	170	170

Net Loss Reserves at December 31, 2007	174,587	49,195	16,000	13,352	253,134
Total Incurred	1,631	122,211	(1,299)	(8,048)	114,495
Transfers	113,020	(113,020)	—	—	—
Total Paid	127,953	—	4,459	—	132,412
Foreign Exchange Adjustment	—	—	(332)	(337)	(669)

Loss Reserves at December 31, 2008	$161,285	$58,386	$9,910	$4,967	$234,548

11. Reserve for Premium Deficiency

The reserve for premium deficiency (“PDR”) in our mortgage insurance business consists of an $86.9 million reserve for second-lien insured loans.

In June 2008, we established a reserve for premium deficiency on our domestic first-lien mortgage insurance business. The accrued first-lien PDR was realized in 2008 through premium, loss and expense activity on the in-force risk that generated the PDR. At December 31, 2008, our current mortgage insurance portfolio is expected to generate a cumulative net profit and, therefore, no premium deficiency reserve was determined to exist as of that date. The net present value of expected losses and expenses on our first-lien business at December 31, 2008 was $4.9 billion, offset by the net present value of expected premiums of $3.0 billion and already established reserves (net of reinsurance recoverables) of $2.4 billion. Expected losses include an assumed paid claim rate of approximately 14% on our total primary first-lien mortgage insurance portfolio, including 10% on prime, 33% on subprime and 27% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated during the second half of 2008 is expected to be profitable, which has contributed to the overall expected net profitability of the portfolio.

The following tables reconcile our mortgage insurance segment’s beginning and ending reserve for premium deficiency for 2008 and 2007:

	Year Ended December 31 2008	Year Ended December 31 2007
	(In thousands)
First-Lien PDR:
Balance at beginning of period	$—	$—
Recognition of first-lien premium deficiency	421,825	—
Incurred losses recognized in loss reserves	(712,585)	—
Premiums recognized in earned premiums	247,659	—
Increase in expected losses and other changes, net	43,101	—

Balance at end of period	$—	$—

Numerous factors affect our ultimate paid claim rates, including home price depreciation, unemployment, loan claim rescission and interest rates, as well as potential benefits associated with recently announced lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a premium deficiency reserve on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults in our current risk in force. This projection is based on recent trends in default experience, severity, and roll rates of delinquent loans to claim, as well as recent trends in prepayment speeds. As of December 31, 2008, our modeled loan default projections assume that recent observed increases in defaults will continue into mid-2009, remain stable at this increased level through the end of 2009, and gradually return to normal historic levels over the subsequent two years. If our modeled loan default projections were stressed such that recent observed increases in defaults were to continue until mid-2010, remain stable through the end of 2011, and gradually return to normal historic levels over the subsequent three years, we would require a premium deficiency reserve of $0.5 billion for our first-lien portfolio. We believe this is reasonably possible given the uncertainty inherent in the present market condition.

In 2007, we established a reserve for premium deficiency on our second-lien mortgage insurance business. To calculate the premium deficiency, we project future premiums and losses for our second-lien mortgage insurance business on a transaction-by-transaction basis, using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections. During 2008, the second-lien premium deficiency reserve decreased by approximately $108.8 million to $86.9 million. In January 2009, we settled on certain second-lien mortgage insurance transactions, which reduced our risk in force by approximately $209 million to approximately $400 million. The settlement amount was $49.2 million less than our December 31, 2008 reserve amount, and as a result, we reduced our second-lien premium deficiency reserve through the provision for premium deficiency by $49.2 million at December 31, 2008. The net present value of expected losses and expenses on our second-lien business at December 31, 2008 was $240.1 million, offset by the net present value of expected premiums of $16.6 million and already established reserves (net of reinsurance recoverables) of $136.6 million.

	Year Ended December 31 2008	Year Ended December 31 2007
	(In thousands)
Second-Lien PDR:
Balance at beginning of period	$195,646	$—
Recognition of second-lien premium deficiency	—	155,176
Incurred losses recognized in loss reserves	(204,205)	(97,233)
Premiums recognized in earned premiums	18,727	8,473
Changes in underlying assumptions	101,747	146,423
Settlement of transaction	(49,200)	—
Accretion of discount and other	24,146	(17,193)

Balance at end of period	$86,861	$195,646

12. Financial Guaranty Insurance Contracts

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management is also responsible for claims prevention and loss mitigation strategies. This discipline is applied at both the point of origination of a transaction and during the on-going monitoring and surveillance of each exposure in the portfolio. The risk management function is structured by area of expertise. The department consists of: risk analytics; public finance; structured finance; and portfolio management (each is more fully described below).

Our public finance and structured finance groups utilize several tools to monitor our directly insured portfolio. We require the regular delivery of periodic financial information and in most cases, covenant compliance reports that are reviewed by the risk manager assigned to the particular credit. Each risk manager prepares regular periodic (usually annually or biennially depending on the continued credit quality of the transaction) written surveillance reports for each credit which contain in depth financial analysis of the credits together with the assignment of an internal rating supported by a clearly stated rationale. Observed deterioration in the performance of a credit may prompt additional and more frequent review. Upon continued performance deterioration, the risk manager, in consultation with senior management, may downgrade the internal credit rating for a credit or if appropriate, move the credit to the financial guaranty Watch List. All amendments, consents and waivers related to a transaction are also the primary responsibility of the appropriate risk manager. In addition to individual credit analysis, these teams are responsible for following economic, environmental and regulatory trends and for determining their potential impact on the insured portfolio.

We monitor not only the nominal exposure for each obligor for which we provide protection in our corporate CDO transactions, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor. On occasion, we may have some limited exposure to our affiliates, C-BASS and Sherman, under our structured finance transactions, although this exposure generally constitutes a small part of any such transaction and is insignificant in the aggregate.

The portfolio management group oversees all portfolio level analysis of our insured financial guaranty portfolio. This group is primarily responsible for the analysis of our assumed financial guaranty portfolio and the oversight of the credit risk relationship with our ceding companies. The head of the portfolio management team directs the “Watch and Reserve” process (which is more fully described below), and chairs the quarterly Watch and Reserve meetings, at which, reserve recommendations are made on the portfolio.

The risk analytics team is responsible for the analysis of market risk factors and their impact on economic capital. Key market risk factors, including interest rate risk and credit spreads, are assessed on an individual credit and insured portfolio basis. The risk analytics team has developed quantitative tools and models to measure these risks, which incorporate the risk assessments and internal ratings assigned by each of the teams within risk management. We use an internal economic capital methodology to attribute economic capital to each individual credit exposure within our insured portfolio. This methodology relies heavily on our ability to quantify the individualized risks of default and prepayment underlying each transaction in our insured portfolio. Economic capital is also the basis for calculating risk-adjusted returns on our capital (“RAROC”), which allows us to establish criteria for weighing the credit risk relative to the premium received. An internal management committee considers this analysis in its evaluation of the related risk and other business factors for a proposed transaction in determining the sufficiency of the premium.

Economic capital provides us with a uniform risk measure for analyzing and valuing risk that is consistent across all our insurance business lines. The ability to measure risk in substantially equivalent terms allows us to set Company-wide position limits for our portfolio along all our insurance business lines that take into account both differences in loss probabilities for each credit and also the correlation in loss probabilities across a portfolio of credit exposures.

In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with the ceding company. To help align the ceding company’s interests with ours, we generally require that the ceding company retain a portion of the exposure on any single risk that we reinsure. Our portfolio management group is responsible for the periodic diligence and evaluation of the underwriting and surveillance capabilities of the ceding companies. This evaluation includes an in depth review of the following areas: business strategy; underwriting approach and risk appetite; sector specific surveillance strategies; watch and reserve processes and procedures and reinsurance strategies. Each of the ceding companies provides us with quarterly updates to their watch and reserve lists, including reserve information. In the event that we have identified a potential deficiency in the surveillance activities of a ceding company, appropriate personnel in our risk management department may conduct an independent analysis to the extent adequate information is available. We also may have an independent view on assumed credits where we also have direct exposure based on the information obtained through our independent credit review. As a result, we may assess credits and establish reserves based upon information in addition to that received from the ceding company.

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

The financial guaranty business has a Watch and Reserve Committee that meets quarterly to review under-performing credits and establish reserves for transactions as recommended by the appropriate risk manager. The Committee is chaired by the head of the portfolio management group and includes representatives of senior management, credit, legal and finance from both the financial guaranty business and Radian Group. Our risk management processes and procedures address both performing and under-performing transactions. Performing transactions are assigned investment grade internal ratings, denoting nominal to moderate credit risk. When our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the primary insurer for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the ceding company, we may assign our own risk rating rather than using the risk rating assigned by the ceding company.

Special Mention. This category includes insured transactions that are internally rated no more than two rating levels below investment grade upon the observation and analysis of financial or asset performance deterioration by the appropriate risk manager. Although these insured transactions typically are not performing as expected, we have determined that such transactions are not expected to have severe, prolonged stress and we do not believe that claim payments are imminent. The credits in this category could have all or some of the following characteristics:

•	Speculative grade obligations with increasing credit risk, but with the possibility of recovering and returning to investment grade levels;

•	Slight probability of payment default due to current adverse economic conditions and operating challenges;

•	Limited capacity for absorbing volatility and uncertainty; vulnerability to further downward pressure which could lead to difficulty in covering future debt obligations; and

•	Requires additional monitoring by risk manager to evaluate developing potentially adverse credit trends.

Once a risk manager detects some or all of these characteristics, the risk manager makes a recommendation to place the credit in this category to the portfolio analytics/recovery management group and the respective risk management group. Direct and assumed exposures in this category are typically reviewed annually or more frequently if there is a change to the credit profile.

Due to the additional efforts involved in monitoring Special Mention credits, consultants and/or counsel may be engaged to assist in claim prevention or loss mitigation strategies. As a result, LAE reserves are occasionally posted for exposures on this list, should such third parties be engaged.

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

Case Reserve. This category consists of insured transactions where a payment default on the insured obligation has occurred. LAE reserves are normally required as remediation efforts often continue for credits classified at this level to mitigate claims. Direct and assumed exposures in this category are generally reviewed quarterly. Case reserves are established for all non-derivative transactions on this list.

In our directly insured financial guaranty business, we establish loss and LAE reserves on our non-derivative financial guaranty contracts based upon the recommendation by the risk manager responsible for the transaction. Such recommendations are generally made for Intensified Surveillance and Case Reserve credits. For Intensified Surveillance credits, the risk manager may recommend a reserve if he or she has determined a default is likely and if the severity of loss upon default is quantifiable. Once a default occurs, a case reserve is established that reflects anticipated future claims. The assumptions used to recommend reserves for directly insured credits are based upon the analysis performed by the risk manager as more fully described above. In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with the ceding company. We establish reserves for our assumed Watch List credits based upon information provided by the ceding company.

The following table includes additional information as of December 31, 2008 regarding our financial guaranty claim liabilities broken out by the surveillance categories described above:

Surveillance Categories

($ in millions)	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	124	85	47	256
Remaining weighted-average contract period (in years)	19	26	29	24
Insured contractual payments outstanding:
Principal	$826.5	$987.3	$410.6	$2,224.4
Interest	443.1	910.0	238.9	1,592.0

Total	$1,269.6	$1,897.3	$649.5	$3,816.4

Gross claim liability	$0.3	$114.1	$115.8	$230.2
Less:
Gross potential recoveries	0.2	5.8	42.7	48.7
Discount, net	—	13.8	6.4	20.2

Net claim liability	$0.1	$94.5	$66.7	$161.3

Unearned premium revenue	$10.2	$6.1	$2.9	$19.2

Claim liability reported in the balance sheet (1)	$0.1	$94.5	$66.7	$161.3

Reinsurance recoverables	$—	$—	$—	$—

(1)	Includes allocated reserves for contracts accounted for as insurance.

13. Long-Term Debt and Other Borrowings

The composition of our long-term debt and other borrowings at December 31, 2008 and December 31, 2007 was as follows:

(In thousands)	December 31 2008	December 31 2007
5.625% Senior Notes due 2013	$258,420	$254,292
7.75% Debentures due 2011	249,695	249,585
5.375% Senior Notes due 2015	249,687	249,647
Borrowings under unsecured revolving credit facility	100,000	200,000

	$857,802	$953,524

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. In April 2004, we entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month LIBOR. We terminated these swaps in January 2008. The basis adjustment of $11.5 million that resulted from the interest-rate swaps, and that was recorded as an increase to the long-term debt carrying value, is being amortized to interest expense over the remaining term of the debt.

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

We currently have $100 million in principal amount outstanding under our credit facility, which matures in February 2011. We have no unused commitment that we may draw on.

The credit agreement governing our credit facility restricts, among other things, our ability to: incur additional indebtedness; create liens; enter into mergers, consolidations and sales of certain of our assets; make certain investments or other specified restricted payments, including investments in, loans to, or guarantying any obligations of, Radian Asset Assurance (other than with respect to its soft capital program); pay dividends or make distributions in respect of our capital stock in excess of a permitted annual amount (generally equal to our current dividend and subject to certain adjustments); and sell certain of our assets and, in certain circumstances, issue stock. Our credit agreement as amended, no longer has a ratings covenant or debt to capital requirement.

Under our credit facility as amended, in addition to our business covenants, we are required to maintain (subject to certain adjustments), a consolidated net worth of at least $1.5 billion through June 30, 2009, $1.25 billion from July 1, 2009 through December 31, 2009 and $1.0 billion at any time thereafter, in each case, subject to upward adjustment if we receive net proceeds from the issuance of certain securities. Our consolidated net worth under the credit facility is determined by excluding mark-to-market adjustments on derivative instruments and investments reflected on our statements of operations. At December 31, 2008, our consolidated net worth as determined under the facility was $2.6 billion. We expect to incur a net operating loss in 2009, and therefore, we anticipate a corresponding reduction in our net worth. In addition, our consolidated net worth would be further reduced if we realize losses in our investment portfolio. There can be no assurance that losses in or after 2009 will not reduce our consolidated net worth below the minimum amount required by our covenants, which would cause our default under the credit facility.

We would also be in default under our credit facility if, among other things:

•

any of our main insurance subsidiaries: (a) fails to meet or maintain minimum levels of statutory capital or surplus; (b) is prohibited from writing, underwriting, assuming, or reinsuring further business; or (c) is otherwise prohibited by its regulators from writing or materially restricted from performing any of its core business activities, and in such events our shared expense reimbursement payments from our subsidiaries do not cover all of our operating expenses and debt service;

•	any of our main insurance subsidiaries fails to pay any shared expense reimbursement payment to Radian Group under our expense-sharing arrangements; or

•

an insurance regulatory authority or other governmental authority voids, terminates, prohibits, suspends or otherwise causes to be invalid or ineffective, any of our expense-sharing arrangements with our subsidiaries.

If we default under our credit agreement, the agent or the lenders representing a majority of the debt under our credit agreement would have the right to terminate all commitments under the credit agreement and declare the outstanding debt due and payable.

Principal payments on our long-term debt and other borrowings are scheduled to be repaid as follows:

(In thousands)
2011	$350,000
Thereafter	500,000

$850,000

14. Income Taxes

The components of our consolidated income tax (benefit) provision are as follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Current	$49,538	$101,219	$85,800
Deferred	(313,088)	(879,835)	145,297

	$(263,550)	$(778,616)	$231,097

The reconciliation of taxes computed at the statutory tax rate of 35% for 2008, 2007 and 2006, to the (benefit) provision for income taxes is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
	(In thousands)
(Benefit) provision for income taxes computed at the statutory tax rate	$(235,945)	$(724,120)	$284,644
Change in tax resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of proration)	(57,878)	(55,303)	(52,142)
Foreign tax provision (benefit)	12,029	(1,563)	3,197
Unrecognized tax benefits—FIN 48	2,814	(2,170)	—
Other, net	15,430	4,540	(4,602)

(Benefit) provision for income taxes	$(263,550)	$(778,616)	$231,097

The significant components of our net deferred tax assets and liabilities are summarized as follows:

	December 31
	2008	2007
	(In thousands)
Deferred tax assets:
Loss reserves	$—	$12,803
Partnership investments	—	109,190
Accrued expenses	23,480	15,738
Assignment sales income	15,023	16,238
Unearned premiums	31,997	29,052
Premium deficiency reserves	30,401	68,476
Net operating loss	211,430	—
Differences in fair value of derivative and other financial instruments	199,708	421,545
Net unrealized loss on investments	105,853	—
Other	75,555	35,091

	693,447	708,133

Deferred tax liabilities:
Deduction related to purchase of Tax and Loss (“T&L”) bonds	14,019	583,036
Deferred policy acquisition costs	56,246	82,250
Net unrealized gain on investments	—	46,586
Partnership investments	78,243	—
Loss reserves	57,537	—
Depreciation	575	1,503
Foreign currency	7,419	6,799
Other	33,306	14,664

	247,345	734,838

Net deferred tax asset (liability)	$446,102	$(26,705)

As of December 31, 2008, we have a net operating loss carryforward for U.S. Federal income tax purposes of approximately $604.1 million, which originated in tax year 2008. To the extent it is not utilized, this carryforward will expire in tax year 2028.

As of December 31, 2008, we have a net deferred tax asset (“DTA”) in the amount of $446.1 million. We believe that it is more likely than not that this asset will be realized. As such, no valuation allowance was established. The following factors were considered in reaching this conclusion:

•	There is currently $300.6 million of taxable income available in tax return carryback years. This would result in a recovery of approximately $105.2 million of the DTA.

•

A significant source of future taxable income can be derived from our municipal and state securities investment portfolio. We believe that a viable tax planning strategy exists for switching from tax exempt to taxable investments and that such a plan will provide for higher yielding securities with fully taxable interest. This strategy would be fully committed to and implemented, if necessary, and could generate a sufficient amount of additional taxable income over the loss carryforward period allowed under the Internal Revenue Code (“IRC”) to recover our remaining DTA balance.

•

Approximately $113.0 million of the net deferred tax asset relates to mark-to-market losses on our financial guaranty derivative instruments, which we expect will result in very limited or no claim payments. We intend to hold these instruments until maturity and believe that the associated DTA will reverse over time as credit spreads relating to these instruments improve as their duration approaches maturity.

•

Approximately $116.7 million of the net deferred tax asset relates to available for sale securities in our fixed-maturity investment portfolio for which we have recorded unrealized losses as a separate component of other comprehensive income. We have the ability and intent to hold these securities to recovery or maturity.

The need for a valuation allowance will continue to be reviewed on a quarterly basis and no assurances can be made with regard to whether a valuation allowance will be needed in the future.

As a mortgage guaranty and financial guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty Tax and Loss Bonds (“T&L Bonds”) issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves.

Cumulative T&L Bonds purchased and subsequent redemptions are reflected in the balance of prepaid federal income taxes on our consolidated balance sheets. During 2008, we redeemed approximately $544.7 million of T&L Bonds. Prepaid federal income taxes include T&L Bonds of $248.8 million and $793.5 million at December 31, 2008 and 2007, respectively.

We adopted FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 was a $21 million decrease in retained earnings. Prior to the implementation of FIN 48, we maintained reserves for contingent tax liabilities, which totaled approximately $20 million as of December 31, 2006. As of December 31, 2008, we have approximately $41.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. The table below details the cumulative effect of applying the provisions of FIN 48 as of December 31, 2008.

The effect of unrecognized tax benefits on our consolidated balance sheets and results of operations is as follows:

(In thousands)	December 31, 2007	Increase	December 31, 2008
Unrecognized tax benefits	$122,348	$4,850	$127,198

Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$38,948	$2,814	$41,762

Interest and penalties accrued	$28,137	$5,369	$33,506

Interest and penalties charged to income	$—	$5,369	$5,369

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(In thousands)
Balance at beginning of period	$122,348	$190,315
Tax positions related to the current year:
Increases	2,212	—
Decreases	—	—
Tax positions related to prior years:
Increases	42,650	13,007
Decreases	(3,027)	(5,047)
Changes in judgment	(685)	(54,816)
Settlements during the period	—	—
Lapses of applicable statute of limitation	(36,300)	(21,111)

Balance at end of period	$127,198	$122,348

We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income generated from our investment in certain partnership interests. Although we believe that these tax positions are more likely than not to succeed if adjudicated in a court of last resort, measurement under FIN 48 of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Over the next 12 months, additional income or losses may be generated from these investments, which would require increases or decreases in our calculations of potential state and local taxes, including any penalty and interest thereon. An estimate of the taxable income or loss, the character of such income or loss and its impact to the current income taxes payable over the next 12-month period cannot be reasonably made at this time.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. We are contesting all such proposed adjustments relating to the IRS’s opposition of the tax benefits in question and are working with tax counsel in our defense efforts. We have received the IRS revenue agent report relating to the 2000-2004 tax years, which proposes an increase to our tax liability of approximately $121 million and, in response to that report, have made a “qualified deposit” with the U.S. Department of the Treasury under IRC Section 6603 of approximately $85 million to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. Although we disagree with and will contest the adjustments proposed by the IRS, and believe that our income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved, there can be no assurance that we will prevail in opposing the additional tax liability, interest or penalties with respect to this investment.

The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 – 2007	(1)
Significant State and Local Jurisdictions (2)	1999 – 2007

(1)	Our U.S. federal corporation income tax returns filed for calendar years 2000 through 2007 are currently being examined by the IRS. With regard to calendar years 2000 through 2004, we have agreed to extend the statute of limitations for the assessment of tax to June 30, 2009 and will continue to do so as necessary. All such statute of limitation extensions have limited the scope of the examinations to the recognition of certain tax benefits that were generated through our investment in a portfolio of residual interests in REMICs.
(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania, Texas and New York City.

15. Stockholders’ Equity and Dividend Restrictions

Radian Group acts principally as a holding company for its insurance subsidiaries and does not have any significant operations of its own. Dividends from our insurance subsidiaries and Sherman, permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio are Radian Group’s principal sources of cash to pay stockholder dividends and to meet its obligations. Radian Group’s principal liquidity demands include funds for: (i) the payment of dividends on our common stock, (ii) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) interest payments on our outstanding long-term debt and borrowings under our credit facility (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iv) payments to our insurance subsidiaries under our tax-sharing agreement, and (v) potential capital support for our insurance subsidiaries. The payment of dividends and other distributions to us by our insurance subsidiaries are limited by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt and other borrowings, the applicable state insurance departments that approved these arrangements may change their approval at any time. Further, any changes to these expense-sharing arrangements must be approved by the administrative agent to our credit facility. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the GSEs and rating agencies. Dividends from Sherman are not subject to regulatory conditions, but to the extent received, must be used to pay down outstanding amounts under our credit facility if such amounts exceed our tax obligations resulting from our equity ownership of Sherman. If the cash we receive from our subsidiaries pursuant to tax- and expense-sharing arrangements and/or Sherman is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. In addition, we are required to repay amounts outstanding under our credit facility with any amounts we raise through the issuance of securities (e.g., debt, equity or hybrid securities) or the sale of certain of our assets, including Sherman. If required, there can be no assurance that we will be successful in raising additional capital.

Radian Guaranty’s and Radian Insurance’s ability to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty and Radian Insurance had negative unassigned surplus at December 31, 2008 of $735.8 million and $423.5 million, respectively. In addition, in the event an insurer had positive unassigned surplus as of the end of the prior fiscal year, without the prior approval of the Pennsylvania Insurance Commissioner, the insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, no amounts would be available for dividends from Radian Guaranty or Radian

Insurance in 2009. Radian Insurance has not paid any dividends to Radian Guaranty, its immediate parent company. Radian Guaranty paid $150.9 million of dividends in 2007 to Radian Group and transferred its investment in Sherman of $104 million in 2007 to a direct subsidiary of Radian Group. Radian Group contributed the outstanding capital stock of Radian Asset Assurance to Radian Guaranty in 2008, strengthening Radian Guaranty’s statutory capital.

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may pay dividends during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory base capital and surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, Amerin Guaranty would not be able to pay a dividend in 2009 without prior regulatory approval.

Commonwealth Mortgage Assurance Company of Texas’s (“CMAC of Texas”) ability to declare dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Texas, its state of domicile. The insurance laws of the State of Texas limit the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Texas Insurance Commissioner. Under such test, the Company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ unassigned surplus, or (ii) the preceding year-end statutory net income. In accordance with such restrictions, no dividends may be paid in 2009 without prior regulatory approval.

Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of New York, its state of domicile. Under the New York insurance laws, Radian Asset Assurance may only declare or distribute dividends from earned surplus. Unless the company has prior approval from the New York Superintendent of Insurance, the company can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the Superintendent of Insurance, or 100% of adjusted net investment income. During 2008, Radian Asset Assurance declared an ordinary dividend of $107.5 million to Radian Group, which was subsequently contributed to Radian Guaranty. In addition, Radian Group contributed its equity interest in Radian Asset Assurance to Radian Guaranty in the latter part of 2008. This restructuring provided significant, regulatory capital credit to Radian Guaranty and is intended to provide cash dividends to Radian Guaranty over time. At December 31, 2008, Radian Asset Assurance did not have any funds available for dividends. Based upon our current projected statutory net income and policyholders’ surplus, we currently expect Radian Asset Assurance to pay an ordinary dividend of approximately $90 million to Radian Guaranty during 2009.

RAAL’s ability to pay dividends to Radian Asset Assurance is restricted by legal provisions in the United Kingdom whereby it may only distribute by way of dividend its accumulated realized profits (not previously distributed) less accumulated realized losses, and such dividends may not be paid out of capital. At December 31, 2008, the maximum amount available for distribution was $43.1 million.

The Financial Services Authority (“FSA”) requires insurance companies to maintain minimum capital, calculated with reference to gross written premiums. RAAL’s equity shareholder’s funds and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2008	2007
	(In millions)
Equity shareholder’s funds	$105.2	$100.8
Statutory policyholders’ surplus	$101.6	$92.7

Radian Guaranty’s statutory net (loss) income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2008	2007	2006
	(In millions)
Statutory net (loss) income	$(1,622.9)	$(146.2)	$384.7
Statutory policyholders’ surplus	$406.6	$184.4	$496.1
Contingency reserve	$1,200.6	$2,322.8	$2,716.3

Under Illinois insurance regulations, Amerin Guaranty is required to maintain statutory-basis capital and surplus of $1.5 million. Amerin Guaranty’s statutory net loss and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2008	2007	2006
	(In millions)
Statutory net loss	$(39.7)	$(215.5)	$(3.8)
Statutory policyholders’ surplus	$19.6	$33.0	$202.1

In March 2008, Radian Group contributed $15 million to Amerin Guaranty.

Under Texas insurance regulations, to be an authorized reinsurer, CMAC of Texas is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas’s statutory net (loss) income and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2008	2007	2006
	(In millions)
Statutory net (loss) income	$(160.9)	$(87.8)	$20.4
Statutory policyholders’ surplus	$194.2	$200.2	$248.9

In January 2009, Radian Group contributed $25 million to CMAC of Texas. This amount is included in policyholders’ surplus as of December 31, 2008.

Radian Insurance’s statutory net (loss) income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2008	2007	2006
	(In millions)
Statutory net (loss) income	$(334.8)	$(289.9)	$40.8
Statutory policyholders’ surplus	$112.4	$440.2	$627.9
Contingency reserve	$—	$15.6	$117.4

New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $1.4 million separately required for the other lines of insurance that it is licensed to write, our financial guaranty insurance subsidiaries are required to have an aggregate minimum policyholders’ surplus of $66.4 million. Radian Asset Assurance statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2008	2007	2006
	(In millions)
Statutory net income	$5.4	$124.0	$52.1
Statutory policyholders’ surplus	$965.4	$1,137.1	$1,001.3
Contingency reserve	$515.0	$433.3	$336.7

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

The differences between the statutory financial statements and financial statements presented on a GAAP basis, represent differences between GAAP and Statutory Accounting (“STAT”) for the following reasons:

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

(b) In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve in the amount prescribed by legislation. Such legislation requires that, for financial guaranty policies, each insurer must establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15–20 years dependent upon the category of obligation insured. Contingency reserves may be discontinued if the total reserve established for all categories of obligations exceeds the sum of the stated percentages for such categories multiplied by the unpaid principal guaranteed. The contingency reserve may be released with regulatory approval to the extent that losses in any calendar year exceed a pre-determined percentage of earned premiums for such year, with the percentage threshold dependent upon the category of obligation insured. Such reserves may also be released, subject to regulatory approval in certain instances, upon demonstration that the reserve amount is excessive in relation to the outstanding obligations. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the primary insurer. Also under STAT, case reserves are required to be established in the year in which the default occurred. We establish non-specific reserves under GAAP as described in Note 2.

(c) Under STAT, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, such costs, other than those incurred in connection with the origination of derivative contracts, are deferred and amortized.

(d) STAT financial statements only include a provision for current income taxes as a component of net income. Deferred taxes, subject to certain limitations set forth in Statement of Statutory Accounting Principles (“SSAP”) 10, are recorded in the STAT balance sheets with any changes thereto recognized via a change in statutory surplus. Purchases of tax and loss bonds are accounted for as investments under STAT. GAAP financial statements provide for current and deferred income taxes in our consolidated statements of operations, and purchases of tax and loss bonds are recorded as prepaid federal income taxes in our consolidated balance sheets.

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

(h) Under STAT, SFAS No. 133 is not applicable, except for changes associated with known credit losses. Any derivative loss payments that are made are included in the provision for losses.

(i) Under STAT, SFAS No. 140 and FIN 46R are not applicable.

16. Equity Compensation and Cash Performance Programs

In 2008, our stockholders approved a new equity compensation plan, the Radian Group Inc. 2008 Equity Compensation Plan (the “2008 Equity Plan”), under which we may grant incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (referred to as “SARs”), performance shares and phantom stock. In adopting the 2008 Equity Plan, we agreed not to issue any more shares under our existing equity plan, the 1995 Equity Compensation Plan, (the “1995 Equity Plan”). We issued shares under both the 1995 Equity Plan and the 2008 Equity Plan (together the “Equity Plans”) during 2008. To date, all awards granted under the Equity Plans have been in the form of non-qualified stock options, restricted stock and phantom stock. The Equity Plans provide that any grant of non-qualified stock options (other than incentive stock options to holders of 10% of our voting shares) must be at an option price per share equal to 100% of the market price of our common stock on the date of grant. The 2008 Equity Plan authorizes the issuance of up to 1,800,000 shares of our common stock, of which there are approximately 557,893 shares remaining available for grant as of December 31, 2008. Officers and other employees (of Radian Group or its affiliates) and advisors and consultants are eligible to participate in the 2008 Equity Plan. Non-employee directors are also eligible to participate in the 2008 Equity Plan (and were eligible to participate in the 1995 Equity Plan), but are not permitted to receive grants of incentive stock options.

If any third party were to acquire beneficial ownership of 20% or more of our outstanding common stock under the 1995 Equity Plan (40% or more of our outstanding common stock under the 2008 Equity Plan), a significant portion of the equity issued under the Equity Plans would become fully vested and transferable. We estimate that this would result in a pre-tax accounting charge to us of approximately $26.1 million, representing an acceleration of compensation expense under SFAS No. 123R. At December 31, 2008, our largest single stockholder owned approximately 14.3% of our outstanding common stock.

Stock Options

We use the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors. The fair value of the stock options granted was estimated using this model on the date of grant using the assumptions noted in the following table for options granted in that year:

	Year Ended December 31
	2008	2007	2006
Expected life (years)(1)	7.00	4.75	4.75
Risk-free interest rate (2)	3.08%	4.09%	4.43%
Volatility(3)	56.06%	35.21%	24.78%
Dividend yield	1.81%	0.41%	0.14%

(1)	In 2008, the expected life of stock options granted was the stock option term. In 2006 and 2007, as allowed under SFAS No. 123R, the expected life of stock options granted was based on the simplified method.
(2)	The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.
(3)	Volatility determined at the date of grant using historical or future share price volatility and expected terms until exercise.

Unless otherwise specified, each outstanding option vests ratably over three to four years, beginning one year after the date of grant. As long as the grantee is still employed by Radian Group or its participating affiliates or serving as a director of Radian Group, if not sooner vested by its terms, each option fully vests upon the earliest of:

•	for employees, the grantee’s normal or early retirement;

•	for non-employee directors, the grantee’s departure from the board of directors;

•	five years from the date of the grant;

•	the grantee’s death or disability; or

•	the occurrence of a change of control of Radian Group.

A grantee may pay the option price in cash or, with the consent of the Compensation and Human Resources Committee of our board of directors (the “Compensation Committee”), shares of our common stock, or by making other arrangements satisfactory to us.

For the years ended December 31, 2008, 2007 and 2006, we recorded stock-based compensation expense of $8.7 million, $9.8 million and $10.8 million, respectively, of which $1.4 million, $3.4 million, and $3.8 million, respectively, was deferred as policy acquisition costs. The stock-based compensation expense for the year ended December 31, 2008 caused loss before income taxes and net loss to increase by $7.3 million and $4.8 million, respectively, and both basic and diluted earnings per share to decrease by $0.06 per share. The stock-based compensation expense for the year ended December 31, 2007 caused loss before income taxes and net loss to increase by $6.4 million and $4.2 million, respectively, and both basic and diluted earnings per share to decrease by $0.05 per share. The stock-based compensation expense for the year ended December 31, 2006 caused income before income taxes and net income to decrease by $7.0 million and $4.6 million, respectively, and both basic and diluted earnings per share to decrease by $0.06 per share. Cash provided by operating activities decreased and cash provided by financing activities for the years ended December 31, 2007 and 2006 increased by $5.5 million and $4.8 million, respectively, related to excess tax benefits from stock-based payment arrangements. There were no excess tax benefits from stock-based payment arrangements for 2008.

We elected to apply the short-cut method in accounting for the windfall tax benefits under SFAS No. 123R. Should future offsets to the windfall as a result of cancellations, expirations or exercise shortfalls exceed the balance of $26.8 million at December 31, 2008, the excess would be reflected in the Consolidated Statements of Operations.

Information with regard to stock options for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2006	3,873,738	$39.37
Granted	1,031,650	56.03
Exercised	(761,325)	35.34
Forfeited	(290,654)	38.99
Expired	(15,868)	33.36

Outstanding, December 31, 2006	3,837,541	43.97

Granted	2,027,000	19.90
Exercised	(712,838)	35.47
Forfeited	(396,356)	48.10
Expired	(148,893)	60.51

Outstanding, December 31, 2007	4,606,454	33.80

Granted	471,800	2.48
Exercised	—	—
Forfeited	(675,206)	24.76
Expired	(703,128)	41.44

Outstanding, December 31, 2008	3,699,920	30.00

Exercisable, December 31, 2008	1,970,771	36.79

Available for grant, December 31, 2008	557,893

There were no stock options exercised in 2008. The amount of cash received from the exercise of stock options for the year ended December 31, 2007 was approximately $25.3 million, and the related tax benefit was approximately $8.9 million. The total intrinsic value of options exercised, at the date of exercise, during the year ended December 31, 2007, was $18.9 million. The total intrinsic value of options outstanding at December 31, 2008 was immaterial.

We generally issue shares from unissued reserved shares for exercises with an exercise price less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.

The table summarizes information regarding fully vested share options as of December 31, 2008, 2007 and 2006:

($ in millions, except per-share amounts)	2008	2007	2006
Number of options vested	1,970,771	1,788,041	1,980,995
Number of options non-vested	1,729,149	2,818,413	1,856,546
Fair value of options vested during the year	$10.3	$11.7	$11.8
Weighted-average exercise price per share	$36.79	$40.23	$37.29
Aggregate intrinsic value (excess market price over exercise price)	$—	$—	$35.5
Weighted-average remaining contractual term of options (in years)	4.1	5.1	4.4

The weighted average fair value per share of the stock options granted during the years ended December 31, 2008, 2007 and 2006 was $1.28, $7.03 and $16.61, respectively.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.48	471,800	7	$2.48	—	$—
$20.31 – $27.19	1,577,144	5	20.74	671,572	21.23
$31.76 – $46.39	808,965	4	40.10	793,965	39.98
$48.39 – $56.03	842,011	5	53.08	505,234	52.45

	3,699,920			1,970,771

Restricted Stock

The Compensation Committee has issued grants of restricted stock under the Equity Plans. The shares underlying a grant are issued in consideration for services rendered having a value, as determined by our board of directors, at least equal to the par value of the common stock. If a grantee’s relationship with us terminates while the shares are subject to restrictions imposed by the Compensation Committee, the restricted stock grant will terminate with respect to all shares that are subject to restrictions, and such shares must be immediately returned to us. While shares are subject to restrictions, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the shares of our common stock, except to a successor grantee in the event of the grantee’s death. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period or earlier upon a change of control of Radian Group or upon a participant’s retirement, death or disability under the 2008 Equity Plan. Each share of restricted stock is granted at full value with no exercise price.

We granted, under the Equity Plans, 170,400 shares of restricted stock during 2008, and 615,970 shares of restricted stock under the 1995 Equity Plan during 2007, in the case of each grant, vesting over three to four years. Other than the restrictions discussed above, the holders of restricted stock have all the rights of a common stockholder including the right to vote the share and the right to receive cash dividends.

Under the provisions of SFAS No. 123R, the recognition of deferred compensation as a separate line item on the consolidated balance sheets is no longer required. Therefore, in 2006, the amount that had been included in “deferred compensation” in the consolidated balance sheets at December 31, 2005 was reclassified to additional paid-in capital. The amount recorded as stock-based compensation expense related to restricted stock for the years ended December 31, 2008, 2007 and 2006 was $6.3 million, $7.0 million and $1.4 million, respectively. The amount recorded in 2008 and 2007, is net of $1.1 million and $3.6 million, respectively, deferred as policy acquisition costs. There were no amounts deferred for 2006.

Changes in our restricted stock under the Equity Plans were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2008	541,983	$56.52
Granted	170,400	2.79
Vested	(46,408)	42.84
Forfeited	(129,755)	57.23

Unvested, December 31, 2008	536,220	$40.46

Phantom Stock

The Compensation Committee has granted phantom stock awards under the Equity Plans, which entitle grantees to receive shares of our common stock on a date (referred to in the Equity Plans as the conversion date) established by the Compensation Committee. The phantom stock may be subject to further vesting restrictions as the Compensation Committee determines. Unless otherwise provided in a grant letter, if a grantee’s relationship with us terminates during any period in which vesting restrictions apply, the phantom stock grant terminates as to all shares covered by the grant as to which vesting restrictions have not lapsed and such shares will be forfeited. Phantom shares granted to directors under the 1995 Equity Plan were fully vested upon grant with a conversion date upon the termination of the director’s relationship with us. Phantom shares granted to directors in 2008 under the 2008 Equity Plan vest over a period of three years (or earlier upon a director’s normal or early retirement, death or disability or upon a change of control of Radian Group) with a conversion date upon the termination of a director’s relationship with us. Each share of phantom stock is granted at full value with no exercise price. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. At December 31, 2008, there were approximately 2,223 dividend-equivalent phantom stock shares accrued that were not included in the total number of outstanding shares. The amount recorded as stock-based compensation expense related to phantom stock for the years ended December 31, 2008, 2007 and 2006 was $0.7 million, $(3.4) million and $1.2 million, respectively. The negative expense in 2007 relates to the reversal of previously recorded expense due to declines in the market price of our common stock during 2007.

Changes in our phantom stock under the Equity Plans were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2008	101,111	$46.41
Granted	417,330	2.48
Vested	—	—

Unvested, December 31, 2008	518,441	$11.05

Performance Shares

We have a Performance Share Plan (the “Performance Program”). The Performance Program is intended to motivate our executive officers by focusing their attention on critical financial indicators that measure our success. In the past, the performance share awards granted pursuant to the Performance Program were funded by grants of phantom stock under the 1995 Equity Plan. The Compensation Committee has granted performance share awards to eligible participants with respect to performance periods of overlapping durations. Both the first and second performance periods under the Performance Program were three-year periods that began on January 1, 2005 and January 1, 2006, respectively and ended on December 31, 2007 and December 31, 2008, respectively.

The phantom stock grants that were used to fund the performance shares were denominated in shares of common stock and were to be settled in common shares. Each performance share award becomes payable at the target amount multiplied by a factor (between 0% and 200%) depending on our growth in earnings per share, growth in adjusted book value and return on equity over the performance period. For the first and second performance periods, one third of each award was based on each of the three metrics, and each metric was measured both on an absolute basis and relative to a group of our peers. The maximum payout under any performance share award is 250,000 shares of common stock. There was no stock-based compensation expense related to performance shares for 2008 as no payout was required. The amount of stock-based compensation expense related to performance shares for the years ended December 31, 2007 and 2006, was $(3.6) million and $3.2 million, respectively. The negative expense in 2007 relates to the reversal of previously recorded expense due to declines in performance metrics.

Unrecognized Compensation Expense

As of December 31, 2008 and 2007, unrecognized compensation expense related to the unvested portion of all of our stock-based awards was approximately $26.1 million and $49.8 million, respectively. Absent a change of control under the Equity Plans, this cost is expected to be recognized over a weighted average period of approximately 1.4 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Program. In the past, we have issued shares under this program pursuant to our 1997 Employee Stock Purchase Plan (the “1997 ESPP Plan”), which terminated February 11, 2009. Under the 1997 ESPP Plan, we sold 245,693 and 16,324 shares to employees during the years ended December 31, 2008 and 2007, respectively. The amount recorded as stock-based compensation related to the 1997 ESPP Plan for the years ended December 31, 2008, 2007 and 2006 was $0.7 million, $0.1 million and $0.2 million, respectively.

A new employee stock purchase plan (the “2008 ESPP Plan”) was approved by our board of directors in December 2008 and will be proposed for stockholder approval at our 2009 Annual Meeting of Stockholders. A total of 2,000,000 shares of our authorized but unissued common stock have been made available under the 2008 ESPP Plan.

The 2008 ESPP Plan and the 1997 ESPP Plan were designed to allow eligible employees to purchase shares of our stock at a discount of 15% off the beginning-of-period or end-of-period (each period being the first and second six calendar months in a calendar year) fair market value of the stock, whichever is lower.

The following are assumptions used in our calculation of ESPP compensation expense during 2008:

	January 1, 2008	July 1, 2008
Expected life	6 months	6 months
Risk-free interest rate	4.61%	3.15%
Volatility	124.90%	211.54%
Dividend yield	0.34%	0.46%

Officer Long-Term Incentive Cash Plan

In July 2008, our board of directors adopted a new long-term incentive cash program, the Radian Group Inc. 2008 Long-Term Performance Cash Plan (the “Officer LTI Plan”). Eligibility under the Officer LTI Plan is limited to certain officers and advisors of Radian Group and our mortgage insurance subsidiaries. Participants in the Executive LTI Plan (as defined and discussed below) do not participate in the Officer LTI Plan.

The Officer LTI Plan is structured as a performance-based, long-term cash plan that consists of grants of cash performance award opportunities. The Compensation Committee administers the Officer LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors, which can include retention based service goals, for such awards. At the end of the performance period, the Compensation Committee determines the specific cash payout to each participant, which may range from a minimum of 0% of the target award to 400% of the target award, based on the degree to which each of the performance measures has been satisfied. All payouts will be paid in cash in a lump sum (there is no stock awarded under the Officer LTI Plan), net of applicable withholdings. Performance over the initial performance period, which began July 1, 2008 and ends December 31, 2010, will be based on our stock price growth (above a minimum threshold price), with a range of possible payouts corresponding to ranges of certain stock prices achieved.

In general, in the event that a participant’s employment with us terminates prior to the conclusion of the three-year performance period, the award under the Officer LTI Plan is deemed forfeited and canceled. However, upon a participant’s death, disability or retirement, the participant or his or her representative may nevertheless be entitled to a payment at the end of the performance period. In the event of a change of control of Radian Group, awards under the Officer LTI plan will be paid out at 100% of the target level.

The amount of expense related to the Officer LTI Plan for the year ended December 31, 2008 was $0.5 million.

Executive Long-Term Incentive Cash Plan

In August 2008, our board of directors adopted a new executive long-term incentive cash program, the Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan (the “Executive LTI Plan”), and granted an award to each participant under this plan. Participants in the Executive LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.

The Executive LTI Plan is structured as a performance-based, long-term, discretionary cash plan that consists of grants of three-year cash performance award opportunities. The Compensation Committee administers the Executive LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of the performance period, the Compensation Committee determines at its sole discretion the specific cash payout to each participant, which may range from a minimum of 0% of the target award to 400% of the target award, based on the Compensation Committee’s view of our overall corporate performance, the participant’s performance and the degree to which each of the performance measures has been satisfied. All payouts will be paid in cash in a lump sum (there is no stock awarded under the Executive LTI Plan), net of applicable withholdings.

In general, in the event that a participant’s employment with us terminates prior to the conclusion of the three-year performance period, the award under the Executive LTI Plan is deemed forfeited and canceled. However, upon a participant’s death, disability or retirement, the participant or his or her representative may nevertheless be entitled to a payment at the end of the performance period. In the event of a change of control of Radian Group, awards under the Executive LTI Plan will be paid out at 100% of the target level.

In conjunction with adopting the Executive LTI Plan, the Compensation Committee granted an initial award to each participant under the plan, with target award opportunities ranging from approximately 45% to 300% of the participants’ base salaries. Performance over the initial three-year performance period, which began July 1, 2008 and ends June 30, 2011, will be measured based on our: (1) mortgage insurance market share; (2) mortgage insurance credit quality; (3) stock price growth; (4) expense management; and (5) capital management.

The amount of expense related to the Executive LTI Plan for the year ended December 31, 2008 was $1.3 million.

17. Benefit Plans

We maintained a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of our full-time employees. Effective December 31, 2006, we (1) froze all benefits accruing under the Pension Plan and (2) suspended all forms of participation under the Pension Plan. Prior to the suspension, all salaried and hourly employees of Radian Group and its participating subsidiaries were eligible to participate in the Pension Plan upon attaining 20-1/2 years of age and one year of eligible service. We recorded a curtailment loss of approximately $370,000 in 2006 as a result of the freezing of the Pension Plan.

The Pension Plan suspension was aimed at preparing for the future termination of the Pension Plan, and reflects a broader reliance on the Radian Group Inc. Savings Incentive Plan (the “Savings Plan”) as the primary retirement vehicle for our employees. On February 5, 2007, our board of directors approved the termination of the Pension Plan, effective June 1, 2007.

In the first quarter of 2007, we amended the Pension Plan to (1) accelerate the vesting of accrued benefits under the Pension Plan for all participants in the plan who are employees of Radian Group or its affiliates at any time between December 31, 2006 and the termination date of June 1, 2007; and (2) enhance the distribution options under the Pension Plan to offer an immediate annuity option and an immediate lump sum option in connection with the June 1, 2007 termination date. On November 7, 2007, the Pension Plan was further amended to extend the lump sum distribution right to terminated vested participants who did not commence receiving benefits prior to January 1, 2007. On September 1, 2008, a final funding of $12.2 million was made to the plan following final determination of the plan’s benefit obligation, and the plan’s assets were distributed to its participants.

We terminated the Radian Group Inc. Supplemental Executive Retirement Plan (the “SERP”) effective December 31, 2006, and adopted a new nonqualified restoration plan (the “Benefit Restoration Plan” or “BRP”), effective January 1, 2007. The BRP is intended to provide additional retirement benefits to each of our employees who is eligible to participate in the Savings Plan and whose benefits under the Savings Plan are limited by applicable IRS limits on eligible compensation.

In addition, we surrendered certain of the split-dollar life insurance policies used to finance the SERP. Each participant in the SERP received an initial balance in the BRP equal to the present value of the participant’s SERP benefit as of January 1, 2007. As of December 31, 2008, we had $6.5 million of split-dollar life insurance policies outstanding.

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

The Savings Plan covers substantially all our full-time and all our part-time employees. Participants can contribute up to 25% of their base earnings as pretax contributions. We will match at least 100% of the first 6% of base earnings contributed in any given year. Our expense for matching funds for the years ended December 31, 2008, 2007 and 2006 was $4.1 million, $5.0 million and $2.9 million, respectively.

Our board of directors approved changes to the Savings Plan, effective January 1, 2007, including among other things, to:

•	allow for the immediate eligibility of new hire participation and provide for the automatic enrollment of eligible employees;

•

provide for quarterly matching contributions by us equal to 100% of employee contributions (up to 6% of eligible pay). Matching contributions may be made in cash or in shares of our common stock, at our election;

•

provide for the immediate vesting of matching contributions (including existing unvested matching contributions attributable to prior periods) and the elimination of all restrictions on a participant’s ability to diversify his/her position in matching contributions;

•	permit the board to make discretionary, pro rata (based on eligible pay) cash allocations to each eligible participant’s account, with vesting upon completion of three years of service with us; and

•

provide certain active participants in the Pension Plan with yearly cash “transition credits” (initially for up to five years, if employed by us during this time) under the Savings Plan equal to a fixed percentage of their eligible pay, calculated based on a formula that takes into account their age and years of completed vesting service as of January 1, 2007.

In addition to providing pension benefits, we provide certain healthcare and life insurance benefits to our retired employees who were hired before January 1, 1990, under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, EFSG had a plan that provided certain healthcare benefits for retired employees (the “EFSG Postretirement Medical Plan”). The expense for postretirement benefit plans for 2008 was $17,300 as compared to $32,500 for 2007, and $33,600 for 2006. We accrue the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits.

We have a voluntary deferred compensation plan for senior officers and a voluntary deferred compensation plan for our directors. The voluntary deferred compensation plans allow (1) senior officers to defer receipt of all or a portion of their annual cash incentive award and (2) directors to defer receipt of all or a portion of their cash compensation and/or the payment date of their equity compensation. Under the plans, a participant must make a binding written election before the year in which compensation is to be earned to defer compensation payouts of deferred compensation for at least two full calendar years beyond the year in which such compensation would have been paid.

Participants’ accounts are distributed at the dates specified in their deferral election forms or, in certain cases, upon an earlier termination of employment or service. In addition, amounts deferred in 2004 or earlier may be withdrawn by the participant at any time, but only in an amount equal to the entire amount of such deferral, plus earnings and losses, and less a 10% early withdrawal penalty. A participant may not defer or re-defer any amounts under the plans following the participant’s early withdrawal of any amounts. Payouts with respect to early withdrawals for amounts deferred prior to 2004 and for which participants opted for the ROE Return were calculated based on an annualization of the year-to-date return on equity as of the end of the last completed quarter prior to the early termination election.

The plans are not funded and the amounts deferred are not segregated from our general assets. Accordingly, participants in each plan are general unsecured creditors of Radian Group with respect to the amounts due under the plans. The amount recorded as deferred compensation expense for the years ended December 31, 2008, 2007 and 2006 was $(1.2) million, $(3.3) and $1.9 million, respectively.

In 2006, we implemented FASB Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end consolidated balance sheets (with limited exceptions), and to disclose in the notes to our financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

The implementation of SFAS No. 158 did not have a significant impact on our financial statements due to the curtailment of the Pension Plan and the SERP. Under SFAS No. 158, we are required to recognize net periodic cost in accumulated other comprehensive income; however, the curtailment impact offset most of our other comprehensive income adjustment. The following table shows the effect of SFAS No. 158 on our consolidated balance sheets as of the periods specified:

	Pension Plan/BRP		Postretirement Medical/ Welfare Plan
	2008	2007	2008	2007
	(In thousands)
Amounts Recognized in our Consolidated Balance Sheets consist of:
Accrued benefit liability	$(1,000)	$(10,783)	$(877)	$(985)
Accumulated other comprehensive (loss) income	27	2,789	(500)	(372)

Net amount recognized	$(973)	$(7,994)	$(1,377)	$(1,357)

Other liabilities	$(1,000)	$(10,783)	$(877)	$(985)

The following table shows the effect of SFAS No. 158 on accumulated other comprehensive income as of December 31, for the periods specified:

	Pension Plan/BRP
	2008	2007
	(In thousands)
Amounts Recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss (pre-tax)	$27	$2,789

	Postretirement Medical/ Welfare Plan
	2008	2007
	(In thousands)
Amounts Recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial gain	$(463)	$(328)
Prior service credit	(37)	(44)

Total	$(500)	$(372)

The funded status of the Pension Plan, BRP and the Postretirement Welfare Plan for the periods stated were as follows:

	Pension Plan/BRP		Postretirement Welfare Plan
	2008	2007	2008	2007
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$36,559	$33,157	$985	$1,068
Service cost	—	—	8	8
Interest cost	1,248	1,631	53	58
Plan participants’ contributions	—	—	18	15
Actuarial (gain) loss	(1,224)	2,802	(127)	(107)
Settlements	(35,395)	—	—	—
Benefits paid	(188)	(1,031)	(60)	(57)

Benefit obligation at end of year	1,000	36,559	877	985

Change in Plan Assets
Fair value of plan assets at beginning of year	25,776	21,615	—	—
Actual return on plan assets	(2,393)	1,414	—	—
Employer contributions	12,200	3,778	42	9
Settlements	(35,395)	—	—	—
Plan participants’ contributions	—	—	18	15
Benefits paid	(188)	(1,031)	(60)	(24)

Fair value of plan assets at end of year	—	25,776	—	—

Underfunded status of the plan	(1,000)	(10,783)	(877)	(985)
Unrecognized prior service cost	—	—	(37)	(44)
Unrecognized net actuarial loss (gain) (pre-tax)	27	2,789	(463)	(328)

Accrued benefit cost	$(973)	$(7,994)	$(1,377)	$(1,357)

The accumulated benefit obligation at December 31, 2008 for the BRP was $1.0 million. The accumulated benefit obligation at December 31, 2007 for the Pension Plan/BRP was $36.6 million. The unfunded amount is recorded in accounts payable and accrued expenses for both periods indicated.

The components of the Pension Plan/BRP benefit and net periodic postretirement benefit costs are as follows:

	Pension Plan/BRP			Postretirement Welfare Plan
	2008	2007	2006	2008	2007	2006
	(In thousands)
Service cost	$—	$—	$5,517	$8	$8	$10
Interest cost	1,248	1,631	2,167	53	58	58
Expected return on plan assets	(1,156)	(1,401)	(1,546)	—	—	—
Amortization of prior service cost	—	—	243	(6)	(6)	(6)
Recognized settlement loss	5,091	—	—	—	—	—
Recognized net actuarial (gain) loss	(3)	—	376	(25)	(12)	(9)
Recognized curtailment gain	—	—	(667)	—	—	—

Net periodic benefit cost	$5,180	$230	$6,090	$30	$48	$53

Weighted average assumptions used to determine net pension and net periodic postretirement benefit obligation at December 31, 2008 and 2007 were as follows:

	Pension Plan		BRP		Postretirement Medical Plan
	2008	2007	2008	2007	2008	2007
Weighted average assumptions as of December 31:
Discount rate	—%	4.75%	6.55%	5.75%	6.25%	5.75%
Expected return on plan assets	—	6.00%	—	—	—	—

For 2007, the selected long-term rate on assets (6.00%) was principally based on the allocation of the Pension Plan’s assets prior to its termination (approximately 60% equities and 40% fixed-income investments) coupled with the actual expected returns provided by our investment advisor by asset type. This assumption is a long-term assumption that has been in place for many years. We have periodically reviewed our assumptions against various capital market simulations to assure that our assumptions remain reasonable.

The discount rate used to measure liabilities as of December 31, 2008 is established by comparing the projection of expected benefit payments based on the assumption used for the actuarial valuation to the Mercer Yield Curve as of December 31, 2008. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, Mercer solves for the single spot rate to apply to all obligations of the plan that will exactly match the previously determined present value. This result is rounded to the nearest five basis points.

The Mercer Yield Curve is constructed using bid prices on bonds rated AA by Moody’s where the time to maturity is between 0.5 and 30 years, and determining a best-fit regression curve linking yield-to-maturity to time to maturity. After removing outliers with a yield-to-maturity more than two standard errors from the initial regressed yield-to-maturity, the revised regressed coupon yield curve is converted to a spot rate curve using bootstrapping. The cash flows after 30 years are discounted assuming the 30-year spot rate remains constant beyond 30 years.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid according to the following schedule:

	BRP	Postretirement Welfare Plan
	(In thousands)
2009	$242	$52
2010	—	53
2011	—	56
2012	24	59
2013	—	54
Years 2014 – 2018	212	294

Total	$478	$568

Contributions

We expect to contribute nominal amounts to Radian Group’s and EFSG’s other postretirement benefit plans in 2009. Due to the nature of the Postretirement Welfare Plan, no increase is assumed in our obligation due to any increases in the per-capita cost of covered healthcare benefits.

18. Commitments and Contingencies

As previously disclosed, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, and on December 19, 2008, oral arguments were held on this motion. We are currently awaiting a final ruling on this motion. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit.

In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case. The court heard our motion to dismiss on December 19, 2008, and we are awaiting a final ruling. We believe that the allegations are without merit, and intend to defend against this action vigorously.

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company, Financial Guaranty Insurance Company (“FGIC”), AMBAC Assurance Corporation and MBIA Insurance Corporation as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. IndyMac and the Federal Deposit Insurance Corporation, which now controls IndyMac, have obtained a stay of this action until March 15, 2009.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice. There are related suits between FGIC and IndyMac in California and the Southern District of New York which may also be consolidated with our suit at a later date.

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

As previously disclosed, on October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the Securities Exchange Commission stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our current and former employees provide voluntary testimony in this matter. We believe that the investigation generally relates to the proposed merger with MGIC and our investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

We are currently under examination by the IRS for the 2000 through 2007 tax years. See Note 14 “Income Taxes,” above for further information.

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

Under our change of control agreements with our executive officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $22.3 million as of December 31, 2008. In addition, in the event of a change of control under our existing cash-based incentive plans, we would be required to pay approximately $11.0 million as of December 31, 2008.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55.0 million in alternative investments ($20.9 million of unfunded commitment at December 31, 2008) that are primarily private equity securities. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at December 31, 2008 and 2007 were $4.7 million and $10.8 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss. During 2008, we processed requests for remedies on less than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. We paid losses for sales and remedies in 2008 of approximately $2.9 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to an increase in such costs. In 2007, we recorded provisions for contract underwriting remedies of $3.2 million. In 2008, our provisions were approximately $14.3 million and our reserve at December 31, 2008, was $13.4 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008, $75.6 billion of our net par outstanding as of December 31, 2008 remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties. See Note 1 above for additional information.

Following the June 2008 downgrades of our financial guaranty insurance subsidiaries, in July 2008, we initiated a plan to reduce our financial guaranty workforce. In order to maintain a portion of the workforce needed to effectively manage our existing business, we have put into place retention and severance agreements for all remaining personnel at an estimated cost of $27 million, of which $11.4 million was incurred in 2008 and $14.5 million will be incurred in 2009. The remaining expense will be incurred in 2010 through 2012. The payment of these costs will primarily be made in 2009 and 2010.

We lease office space for use in our operations. The lease agreements, which expire periodically through August 2017, contain provisions for scheduled periodic rent increases. Net rental expense in connection with these leases totaled $8.4 million in 2008 and 2007, and $9.9 million in 2006. The commitment for non-cancelable operating leases in future years is as follows:

(In thousands)
2009	$11,177
2010	11,080
2011	11,207
2012	11,331
2013	11,099
Thereafter	27,109

$83,003

The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $16.1 million at December 31, 2008. A portion of these payments relates to subleases to our affiliates.

19. Quarterly Financial Data (Unaudited)

(In thousands, except per-share information)

	2008 Quarters
	First	Second (1)	Third (1)	Fourth (1)	Year
Net premiums written—insurance	$244,306	$222,645	$202,451	$147,467	$816,869
Net premiums earned—insurance	241,921	249,137	249,718	231,044	971,820
Net investment income	65,979	65,128	65,215	66,711	263,033
Net change in fair value of derivative instruments (2)	707,809	56,226	164,757	(217,879)	710,913
Net losses on other financial instruments	(54,884)	(8,251)	(63,737)	(22,594)	(149,466)
Provision for losses (3)	582,711	458,879	544,915	618,835	2,205,340
Provision for premium deficiency	18,090	369,807	(252,170)	(244,512)	(108,785)
Policy acquisition and other operating expenses	79,047	139,801	101,551	71,494	391,893
Equity in net income of affiliates	12,526	15,704	15,798	15,769	59,797
Net (loss) income	195,638	(392,524)	36,699	(250,392)	(410,579)
Diluted net (loss) income per share (4)(5)	$2.44	$(4.91)	$0.46	$(3.11)	$(5.12)
Weighted average shares outstanding (4)	80,040	79,967	80,471	80,642	80,258

	2007 Quarters
	First	Second	Third (6)(7)	Fourth (3)(7)	Year
Net premiums written—insurance	$248,430	$242,419	$308,011	$286,372	$1,085,232
Net premiums earned—insurance	214,507	218,010	245,396	234,368	912,281
Net investment income	60,996	62,650	64,959	67,493	256,098
Net change in fair value of derivative instruments	48,417	(66,246)	(615,936)	(580,614)	(1,214,379)
Net gains (losses) on other financial instruments	13,745	25,694	14,840	(673)	53,606
Gain on sale of affiliate	—	—	181,734	—	181,734
Provision for losses	109,222	176,120	332,845	689,903	1,308,090
Provision for premium deficiency	—	—	155,176	40,470	195,646
Policy acquisition and other operating expenses	83,769	79,648	69,571	63,633	296,621
Equity in net (loss) income of affiliates	22,772	49,507	(448,924)	(39,896)	(416,541)
Net (loss) income	113,467	21,083	(703,864)	(720,985)	(1,290,299)
Diluted net (loss) income per share (4)(5)	$1.42	$0.26	$(8.82)	$(9.03)	$(16.22)
Weighted average shares outstanding (4)	80,080	80,545	79,800	79,850	79,556

(1)	The second quarter results reflect the recognition of a first-lien premium deficiency reserve of $421.8 million, which was transferred to provision for losses and net premiums earned in the third and fourth quarters of 2008.
(2)	The change in fair value of derivative instruments for 2008 reflects the impact of the adoption of SFAS No. 157, which incorporates the market’s perception of our non-performance risk ($2.1 billion pre-tax impact on first quarter results) in the computation of fair values.
(3)	The fourth quarter of 2007 and the quarterly periods of 2008 reflect a significant increase in the provision for losses primarily driven by the deteriorating credit performance in our mortgage insurance business and credit deterioration in our financial guaranty portfolio.
(4)	Diluted net (loss) income per share and average shares outstanding per SFAS No. 128, “Earnings Per Share.”
(5)	Net (loss) income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net (loss) income per share for the year.

(6)	The third quarter results include a write-off of our investment in C-BASS of $468 million, a $181.7 million gain on the sale of a partial interest in Sherman and a $155.2 million premium deficiency reserve on our second-lien portfolio.
(7)	The results reflect a significant decrease in the change in fair value of derivative instruments due to the significant disruption in the housing and mortgage markets, primarily reflected in NIMS related losses and significant credit spread widening.

20. Capital Stock

Since September 2002, our board of directors has authorized five separate repurchase programs for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. There were no shares repurchased during 2008. At December 31, 2007, approximately 20.4 million shares were repurchased under these programs for a total cost of approximately $1.0 billion, including 0.4 million shares during 2007 at a cost of approximately $22.8 million. The board did not set an expiration date for the current program. All share repurchases made to date were funded from available working capital and were made from time to time depending on market conditions, share price and other factors.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our ESPP and may consider additional stock repurchase programs in the future.

21. Other Related Party Transactions

We have committed to invest $10 million in a fund sponsored and co-managed by C-BASS. The fund invests in real estate related securities and had total assets of approximately $41.3 million and $173.8 million at December 31, 2008 and 2007, respectively. C-BASS is also a co-investor in the fund. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses. We had $6.6 million invested in the fund at December 31, 2008 and $7.6 million at December 31, 2007.

We sublease office space in our New York offices to C-BASS and Sherman.

22. Net (Loss) Income Per Share

Basic net (loss) income per share is based on the weighted average number of common shares outstanding, while diluted net (loss) income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options.

The calculation of the basic and diluted net (loss) income per share was as follows (in thousands, except per-share amounts):

	Year Ended December 31
	2008	2007	2006
Net (loss) income available to common stockholders	$(410,579)	$(1,290,299)	$582,172
Average diluted stock options outstanding	—	—	4,144.4
Average exercise price per share	$—	$—	$43.47
Average market price per share—diluted basis	$—	$—	$58.83
Weighted average common shares outstanding	80,258	79,556	81,338
Increase in shares due to exercise of options—diluted basis	—	—	923

Average shares outstanding—diluted	80,258	79,556	82,261

Net (loss) income per share—basic	$(5.12)	$(16.22)	$7.16

Net (loss) income per share—diluted	$(5.12)	$(16.22)	$7.08

As a result of our net loss in 2008 and 2007, 4,906,738 and 4,606,454 shares, respectively, of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share because they were anti-dilutive. At December 31, 2006 there were 1,176,250 common shares underlying options excluded from the calculation of diluted net income per share calculation because the options were anti-dilutive.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2008 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2008, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, issued by the COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We have concluded that our corrective actions to address our previously reported material weakness in internal control identified as of December 31, 2007, as described in Item 4 of our September 30, 2008 Form 10-Q, have remediated this material weakness in internal control as of December 31, 2008. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of Part II of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page 266 of this report for a list of the financial statement schedules filed as part of this report.

3.	Exhibits—See “Index to Exhibits” on page 267 of this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2009.

Radian Group Inc.

By:	/S/ SANFORD A. IBRAHIM
Sanford A. Ibrahim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/S/ SANFORD A. IBRAHIM Sanford A. Ibrahim	Chief Executive Officer (Principal Executive Officer) and Director

/S/ C. ROBERT QUINT C. Robert Quint	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/S/ CATHERINE M. JACKSON Catherine M. Jackson	Senior Vice President, Controller (Principal Accounting Officer)

/S/ HERBERT WENDER Herbert Wender	Non-Executive Chairman of the Board

/S/ DAVID C. CARNEY David C. Carney	Director

/S/ HOWARD B. CULANG Howard B. Culang	Director

/S/ STEPHEN T. HOPKINS Stephen T. Hopkins	Director

/S/ JAMES W. JENNINGS James W. Jennings	Director

/S/ RONALD W. MOORE Ronald W. Moore	Director

/S/ JAN NICHOLSON Jan Nicholson	Director

/S/ ROBERT W. RICHARDS Robert W. Richards	Director

/S/ ANTHONY W. SCHWEIGER Anthony W. Schweiger	Director

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

Radian Group Inc.

Schedule I

Summary of Investments—Other Than Investments in Related Parties

December 31, 2008

Type of Investment	Cost/ Amortized Cost	Fair Value	Amount at Which Included on the Balance Sheet
	(In thousands)
Fixed-Maturities:
Bonds:
U.S. government securities	$81,636	$93,206	$93,206
U.S. government-sponsored enterprises	20,089	21,636	21,636
State and municipal obligations	3,271,681	3,015,405	3,014,547
Corporate obligations	176,085	169,510	169,510
Asset-backed securities	310,269	307,150	307,150
Private placements	13,652	12,992	12,992
Foreign governments	62,703	64,856	64,856

Total fixed-maturities	3,936,115	3,684,755	3,683,897
Trading securities	670,835	654,699	654,699
Equity securities available for sale	212,620	165,099	165,099
Short-term investments	1,029,167	1,029,285	1,029,285
Other invested assets (1)	21,388	21,933	21,933
Hybrid securities	499,929	426,640	426,640

Total investments other than investments in related parties	$6,370,054	$5,982,411	$5,981,553

(1)	Fair value represents carrying value.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31
	2008	2007
	(In thousands, except share amounts)
Assets
Investments
Fixed-maturities available for sale—at fair value (amortized cost $6,990 and $7,069)	$8,004	$7,770
Short-term investments	52,000	104,621
Cash	2,864	11,112
Investment in subsidiaries, at equity in net assets	3,112,028	3,496,089
Debt issuance costs	2,661	3,266
Due from affiliates, net	27,507	8,544
Property and equipment, at cost (less accumulated depreciation of $41,879 and $39,243)	4,940	10,196
Other assets	16,683	15,855
Federal income taxes receivable	—	51,832

Total assets	$3,226,687	$3,709,285

Liabilities and Stockholders’ Equity
Accounts payable and other liabilities	$17,694	$27,226
Accrued interest payable	8,027	7,799
Long-term debt and other borrowings	857,802	953,524
Federal income taxes—current and deferred	312,454	—

Total liabilities	1,195,977	988,549

Common stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 and 200,000,000 shares authorized; 98,223,210 and 97,631,763 shares issued in 2008 and 2007, respectively; 81,034,883 and 80,412,974 shares outstanding in 2008 and 2007, respectively	98	98
Treasury stock: at cost: 17,188,327 and 17,218,789 shares in 2008 and 2007, respectively	(888,057)	(889,478)
Additional paid-in capital	1,350,704	1,331,790
Retained earnings	1,766,946	2,181,191
Accumulated other comprehensive income	(198,981)	97,135

Total common stockholders’ equity	2,030,710	2,720,736

Total liabilities and stockholders’ equity	$3,226,687	$3,709,285

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Operations

Parent Company Only

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Revenues:
Net (losses) gains on financial instruments	$—	$(95)	$21,337

Total revenues	—	(95)	21,337

Expenses:
Write-off of receivable from affiliate	—	54,464	—

Total expenses	—	54,464	—

(Loss) income before income taxes	—	(54,559)	21,337
(Benefit) provision for income taxes	(518)	(20,481)	723
Equity in net (loss) income of affiliates	(411,097)	(1,256,221)	561,558

Net (loss) income	$(410,579)	$(1,290,299)	$582,172

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(410,579)	$(1,290,299)	$582,172
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Net losses (gains) on sales	—	95	(25,098)
Loss on impairment of receivables	—	54,464	—
Equity in undistributed net loss (income) of subsidiaries	398,389	1,273,855	(561,558)
Increase (decrease) in federal income taxes	364,286	(48,761)	(27,399)
Distributions from subsidiaries and affiliates	61,497	150,885	155,000
Change in other assets	5,055	46,068	2,460
Change in accounts payable and other liabilities	(17,481)	(12,273)	(7,058)

Net cash provided by operating activities	401,167	174,034	118,519

Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	—	—	2,895
Purchases of fixed-maturity investments available for sale	—	—	(20,273)
Sales (purchases) of short term investments, net	53,088	(100,433)	102,634
Sales of equity securities	—	—	49,188
Purchases of property and equipment	1,116	(2,053)	(6,209)
Capital contributions	(372,753)	(210,350)	—
Issuance of demand note receivable from affiliate	—	(50,000)	—

Net cash (used in) provided by investing activities	(318,549)	(362,836)	128,235

Cash flows from financing activities:
Dividends paid	(3,666)	(6,430)	(6,531)
Purchase of treasury stock	—	(22,822)	(263,600)
Issuance of long-term debt and other borrowings	—	200,000	—
Paydown of other borrowings	(100,000)	—	—
Proceeds from termination of interest-rate swap	12,800	—	—
Proceeds from issuance of common stock	—	25,280	26,905

Net cash (used in) provided by financing activities	(90,866)	196,028	(243,226)

(Decrease) increase in cash	(8,248)	7,226	3,528
Cash, beginning of year	11,112	3,886	358

Cash, end of year	$2,864	$11,112	$3,886

See Supplemental Notes.

Schedule II—Condensed Financial Information of Registrant

Parent Company Only

Supplemental Notes

Note A

The Radian Group Inc. (the “Parent Company”) condensed financial statements represent the stand-alone financial statements of the Parent Company. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity-method of accounting for its majority owned subsidiaries. Refer to the Parent Company’s financial statements for additional information. The following revisions have been made to prior years to conform with the appropriate 2008 presentation. The unrealized loss on the fair value of the long-term debt, previously included in long-term debt at December 31, 2007, has been reclassified to accounts payable and other liabilities. In the prior year, the $72.2 million of capital contributions for the year end December 31, 2006 was reclassed from financing activities to operating activities in the Condensed Statements of Cash Flows.

Note B

The Parent Company provides certain services to its subsidiaries. The Parent Company charges back to its subsidiaries, based on calculated GAAP capital or percentage of time, certain amounts it incurs principally in the capacity of supporting those subsidiaries. As such, all net investment income, other income, operating expenses and interest expense has been allocated to the subsidiaries since that time. Investment income charged to subsidiaries for 2008, 2007 and 2006, was $2.4 million, $4.3 million and $3.7 million, respectively. Interest expense charged to subsidiaries for 2008, 2007 and 2006, was $53.5 million, $53.1 million and $48.1 million, respectively. Amounts charged to the subsidiaries for these costs is the actual cost, without any mark-up, except for the amounts charged to subsidiaries outside the U.S. for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company and reducing dividends to the Parent Company. Parent Company debt principal payments are funded by dividends from subsidiaries, as needed. No such principal payments are scheduled for 2009.

Note C

During the second quarter of 2008, the Parent Company received a non-cash ordinary dividend of $107.5 million, primarily in securities, from EFSG, subsequent to EFSG’s receipt of a similar dividend from its subsidiary Radian Asset Assurance. The Parent Company then contributed the securities to Radian Guaranty.

During the third quarter of 2008, the Parent Company received a non-cash special dividend of $934.6 million from EFSG comprised entirely of its investment in the common stock of Radian Asset Assurance. The Parent Company then contributed the common stock of Radian Asset Assurance to Radian Guaranty.

During 2008 and 2007, the Parent Company received $61.5 million and $150.9 million of dividends, respectively, from subsidiaries and in 2007 the investment in Sherman of $104 million was transferred to the Parent Company in a non-cash exchange.

Radian Group Inc.

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2008, 2007 and 2006

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands)
2008	$1,029,891	$155,423	$97,352	$971,820	10.02%

2007	$984,636	$145,632	$73,277	$912,281	8.03%

2006	$956,082	$128,221	$79,181	$907,042	8.73%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Securities Purchase Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation and Sherman Capital, L.L.C. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2004, and filed on May 12, 2004)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Radian Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2008, and filed on May 29, 2008)

3.3	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(ii) to the Registrant’s Current Report on Form 8-K dated November 12, 2008, and filed on November 18, 2008)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 1999)

4.2	Indenture dated May 29, 2001, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (file no. 333-52762) filed on July 19, 2001)

4.3	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.2)

4.4	Indenture dated as of February 14, 2003, between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.5	Form of 5.625% Senior Notes Due 2013 (included within Exhibit 4.5)

4.6	Registration Rights Agreement dated February 14, 2003, among the Registrant, Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.7	Senior Indenture dated as of June 7, 2005, between the Registrant and Well’s Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

4.8	Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

+10.1	Change of Control Agreement between the Registrant and C. Robert Quint, dated January 25, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.2	Change of Control Agreement between the Registrant and Teresa A. Bryce, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2005 and filed on December 16, 2005)

+10.3	Form of Severance Agreement between the Registrant and Edward J. Hoffman (dated September 12, 2008) and Scott Theobald (September 8, 2008) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

Exhibit Number	Exhibit
+10.4	Severance Agreement between the Registrant and Lawrence DelGatto dated August 14, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

+10.5	Severance and Change of Control Agreement between the Registrant and Richard I. Altman dated January 23, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

+10.6	Transition Agreement and General Release between the Registrant, Radian Asset Assurance Inc. and Stephen D. Cooke, dated October 15, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2008, and filed on October 21, 2008)

+10.7	Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.8	Amendment No. 1 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.9	Amendment No. 2 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.10	Amendment No. 3 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.11	Amendment No. 4 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.12	Amendment No. 5 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2007 and filed on February 9, 2007)

+10.13	Amendment No. 6 to Radian Group Inc. Pension Plan (Amended and Restated January 1, 1997), dated April 10, 2007 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

+10.14	Amendment No. 7 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

+10.15	Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007)

*+10.16	Amendment No 1 to the Radian Group Inc. Amended and Restated Benefit Restoration Plan, effective January 1, 2008

*+10.17	Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2008)

+10.18	Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 18, 2006).

Exhibit Number	Exhibit
+10.19	Amendment to Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.20	Amendment No. 2 to Radian Group Inc. 1995 Equity Compensation Plan, dated November 6, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

+10.21	Form of Stock Option Grant Letter under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

+10.22	Form of Restricted Stock Award Agreement for awards granted before February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

+10.23	Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.24	Form of Phantom Stock Agreement for Employees under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

+10.25	Form of Phantom Stock Agreement for Non-Employee Directors under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

+10.26	Radian Group Inc. 2008 Equity Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 24, 2008).

+10.27	Form of Stock Option Grant Letter under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

+10.28	Form of Restricted Stock Award Agreement under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

+10.29	Form of Phantom Stock Agreement for Non-Employee Directors under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

+10.30	Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K dated February 8, 2005, and filed on March 30, 2005)

+10.31	Form of Performance Share Award Agreement for performance period beginning January 1, 2006, and ending January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2006, and filed on February 13, 2006)

+10.32	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

+10.33	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

Exhibit Number	Exhibit
+10.34	Radian Group Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-156279) filed on December 18, 2008)

+10.35	Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

+10.36	Form of 2008 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

+10.37	Amerin Corporation Second Amendment and Restatement of 1992 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.38	Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.39	Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

*+10.40	Amendment to Enhance Reinsurance Company Supplemental Pension Plan, effective January 1, 2008

+10.41	Enhance Financial Services Group Inc. Non-Employee Director Stock Option Plan (As Amended December 11, 1997) (incorporated by reference to Annex A to the Schedule 14A of Enhance Financial Services Group Inc. (file no. 1-10967) filed on May 4, 1998)

+10.42	Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2008 and filed on May 9, 2008)

+10.43	Transition Agreement and General Release between Radian Group Inc. and Mark A. Casale, dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2007 and filed on December 14, 2007)

+10.44	Amendment No. 1 to Transition Agreement and General Release between Radian Group Inc. and Mark A. Casale, dated December 28, 2007 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

+10.45	Certain Compensation Arrangements with Directors (Effective May, 2008) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)

10.46	Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.47	Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.48	Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc. and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

Exhibit Number	Exhibit
*10.49	Radian Group Inc. Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated January 1, 2002, including Addendums 1 through 5 dated between January 1, 2002 and July 10, 2008

10.50	Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Registrant, Radian Asset Securities Inc., Lehman Brothers Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.51	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.52	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.53	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.54	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.55	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.56	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.57	Credit Agreement, dated December 13, 2006, by and among Radian Group Inc., Keybank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, and Swingline Lender, JPMorgan Chase Bank, NA and Wells Fargo Bank, National Association, as Co-Syndication Agents, The Northern Trust Company as Documentation Agent and certain other banks and financial institutions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2006 and filed on December 19, 2006)

10.58	First Amendment to Credit Agreement and Consent, dated December 13, 2006, by and among Registrant, KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, and Swingline Lender, JPMorgan Chase Bank, NA and Wells Fargo Bank, National Association, as Co-Syndication Agents, The Northern Trust Company as Documentation Agent and certain other banks and financial institutions, dated April 30, 2008, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2008, and filed on May 6, 2008)

10.59	Second Amendment to Credit Agreement and Consent, dated August 6, 2008, to Credit Agreement, dated December 13, 2006, as amended by that certain Limited Conditional Waiver Agreement, dated April 9, 2008, and as further amended by that certain First Amendment to Credit Agreement, dated April 30, 2008, by and among the Registrant and the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 6, 2008, and filed on August 12, 2008)

Exhibit Number	Exhibit
10.60	Third Amendment to Credit dated as of December 31, 2008, by and among the Registrant, KeyBank National Association as Administrative Agent and Collateral Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2008, and filed on January 5, 2009)

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*23.2	Consent of Deloitte & Touche LLP

*23.3	Consent of Grant Thornton LLP

*31	Rule 13a-14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.