Form 10-Q
period 2009-03-31
RADIAN GROUP INC
filed 2009-05-11
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,901,186 shares of common stock, $0.001 par value per share, outstanding on May 4, 2009.

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

•

a further decrease in the volume of home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and the ongoing deterioration in housing markets throughout the U.S.;

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

•

the performance of our insured portfolio of higher risk loans, such as Alternative-A (“Alt-A”) and subprime loans, and of adjustable rate products, such as adjustable rate mortgages and interest-only mortgages, which have resulted in increased losses and are expected to result in further losses;

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

•

the ability of our primary insurance customers in our financial guaranty reinsurance business to provide appropriate surveillance and to mitigate losses adequately with respect to our assumed insurance portfolio;

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

•

our investment in Sherman Financial Group LLC, which could be negatively affected in the current credit environment if Sherman is unable to maintain sufficient sources of funding for its business activities or remain in compliance with present and future credit facilities.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands)	March 31 2009	December 31 2008
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $33,136 and $37,486)	$31,946	$36,628
Fixed maturities available for sale—at fair value (amortized cost $3,517,862 and $3,899,487)	3,332,811	3,647,269
Trading securities—at fair value (amortized cost $1,076,019 and $670,835)	1,067,935	654,699
Equity securities available for sale—at fair value (cost $214,392 and $212,620)	142,444	165,099
Hybrid securities—at fair value (amortized cost $488,050 and $499,929)	441,431	426,640
Short-term investments	1,381,455	1,029,285
Other invested assets (cost $22,438 and $21,388)	22,749	21,933

Total investments	6,420,771	5,981,553
Cash	77,444	79,048
Investment in affiliates	103,291	99,712
Deferred policy acquisition costs	222,269	160,526
Prepaid federal income taxes	13,475	248,828
Accrued investment income	60,436	61,722
Accounts and notes receivable (less allowance of $65,428 and $61,168)	241,484	90,158
Property and equipment, at cost (less accumulated depreciation of $86,577 and $84,911)	17,315	18,178
Derivative assets	169,993	179,515
Deferred income taxes, net	492,663	446,102
Reinsurance recoverables	537,359	492,359
Other assets	347,110	258,418

Total assets	$8,703,610	$8,116,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$1,152,552	$916,724
Reserve for losses and loss adjustment expenses	3,332,642	3,224,542
Reserve for premium deficiency	38,677	86,861
Long-term debt and other borrowings	857,324	857,802
Variable interest entity debt—at fair value	206,505	160,035
Derivative liabilities	741,638	519,260
Accounts payable and accrued expenses	573,366	320,185

Total liabilities	6,902,704	6,085,409

Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 98,612,288 and 98,223,210 shares issued at March 31, 2009 and December 31, 2008, respectively; 81,414,301 and 81,034,883 shares outstanding at March 31, 2009 and December 31, 2008, respectively	99	98
Treasury stock, at cost: 17,197,987 and 17,188,327 shares at March 31, 2009 and December 31, 2008, respectively	(888,508)	(888,057)
Additional paid-in capital	1,353,213	1,350,704
Retained earnings	1,511,719	1,766,946
Accumulated other comprehensive loss	(175,617)	(198,981)

Total stockholders’ equity	1,800,906	2,030,710

Total liabilities and stockholders’ equity	$8,703,610	$8,116,119

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31
(In thousands, except per-share amounts)	2009	2008
Revenues:
Premiums written—insurance:
Direct	$198,369	$262,606
Assumed	(4,929)	24,271
Ceded	(36,684)	(42,571)

Net premiums written	156,756	244,306
Decrease (increase) in unearned premiums	54,459	(2,385)

Net premiums earned—insurance	211,215	241,921
Net investment income	56,283	65,979
Change in fair value of derivative instruments	(284,416)	707,809
Net gains (losses) on other financial instruments	24,246	(54,884)
Other income	4,132	3,614

Total revenues	11,460	964,439

Expenses:
Provision for losses	326,754	582,711
Provision for premium deficiency	(48,184)	18,090
Policy acquisition costs	13,954	23,906
Other operating expenses	51,602	55,141
Interest expense	12,299	12,493

Total expenses	356,425	692,341

Equity in net income of affiliates	10,552	12,526

Pretax (loss) income	(334,413)	284,624
Income tax (benefit) provision	(116,976)	88,986

Net (loss) income	$(217,437)	$195,638

Basic net (loss) income per share	$(2.69)	$2.45

Diluted net (loss) income per share	$(2.69)	$2.44

Weighted-average number of common shares outstanding—basic	80,902	79,930

Weighted-average number of common and common equivalent shares outstanding—diluted	80,902	80,040

Dividends per share	$0.0025	$0.02

See notes to unaudited condensed consolidated financial statements

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE, JANUARY 1, 2008	$98	$(889,478)	$1,331,790	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736
Comprehensive income:
Net income	—	—	—	195,638	—	—	—	195,638
Unrealized foreign currency translation adjustment, net of tax of $3,206	—	—	—	—	5,953	—	—	5,953
Unrealized holding losses arising during period, net of tax benefit of $34,271	—	—	—	—	—	(63,646)	—	—
Less: Reclassification adjustment for net losses included in net income, net of tax benefit of $3,455	—	—	—	—	—	6,416	—	—

Net unrealized loss on investments, net of tax of $30,816	—	—	—	—	—	(57,230)	—	(57,230)

Comprehensive income	—	—	—	—	—	—	—	144,361
Repurchases of common stock under incentive plans	—	835	(550)	—	—	—	—	285
Issuance of restricted stock	—	—	78	—	—	—	—	78
Amortization of restricted stock	—	—	2,392	—	—	—	—	2,392
Stock-based compensation expense	—	—	1,144	—	—	—	—	1,144
Dividends declared	—	—	—	(1,640)	—	—	—	(1,640)

BALANCE, MARCH 31, 2008	$98	$(888,643)	$1,334,854	$2,375,189	$18,095	$29,389	$(1,626)	$2,867,356

BALANCE prior to implementation effects JANUARY 1, 2009	$98	$(888,057)	$1,350,704	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710
Cumulative effect of adoption of SFAS No. 163 (see Note 1), net of tax	—	—	—	(37,587)	—	—	—	(37,587)

BALANCE, JANUARY 1, 2009, as adjusted	98	(888,057)	1,350,704	1,729,359	13,966	(196,480)	(16,467)	1,993,123
Comprehensive loss:
Net loss	—	—	—	(217,437)	—	—	—	(217,437)
Unrealized foreign currency translation adjustment, net of tax benefit of $2,117	—	—	—	—	(3,931)	—	—	(3,931)
Unrealized holding gains arising during the period, net of tax of $18,639	—	—	—	—	—	34,616	—	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $3,942	—	—	—	—	—	(7,321)	—	—

Net unrealized gain on investments, net of tax of $14,697	—	—	—	—	—	27,295	—	27,295

Comprehensive loss	—	—	—	—	—	—	—	(194,073)
Repurchases of common stock under incentive plans	—	(450)	450	—	—	—	—	—
Issuance of stock under benefit plans	1	(1)	—	—	—	—	—	—
Amortization of restricted stock	—	—	422	—	—	—	—	422
Stock-based compensation expense	—	—	1,637	—	—	—	—	1,637
Dividends declared	—	—	—	(203)	—	—	—	(203)

BALANCE, MARCH 31, 2009	$99	$(888,508)	$1,353,213	$1,511,719	$10,035	$(169,185)	$(16,467)	$1,800,906

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(In thousands)	2009	2008
Cash flows provided by (used in) operating activities	$27,104	$(62,031)

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	267,834	71,452
Proceeds from sales of equity securities available for sale	221	3,623
Proceeds from sales of hybrid securities	39,620	89,188
Proceeds from redemptions of hybrid securities	9,304	15,672
Proceeds from redemptions of fixed-maturity investments available for sale	77,915	45,984
Proceeds from redemptions of fixed-maturity investments held to maturity	5,005	5,841
Purchases of fixed-maturity investments available for sale	(32,199)	(167,188)
Purchases of equity securities available for sale	(2,710)	(15,781)
Purchases of hybrid securities	(58,790)	(134,618)
(Purchases) sales of short-term investments, net	(334,592)	120,915
Purchases of other invested assets, net	(816)	(260)
Purchases of property and equipment, net	(814)	(344)

Net cash (used in) provided by investing activities	(30,022)	34,484

Cash flows from financing activities:
Dividends paid	(203)	(1,640)
Proceeds from termination of interest-rate swap	—	12,800

Net cash (used in) provided by financing activities	(203)	11,160

Effect of exchange rate changes on cash	1,517	(3,362)
Decrease in cash	(1,604)	(19,749)
Cash, beginning of period	79,048	200,787

Cash, end of period	$77,444	$181,038

Supplemental disclosures of cash flow information:
Income taxes received	$(226,128)	$(250,337)

Interest paid	$8,382	$9,334

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$1,055	$2,999

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc

Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage insurance operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) and Radian Guaranty’s principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as “Radian Group.” We own a 28.7% interest in Sherman Financial Group LLC (“Sherman”), and a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), each of which are credit-based consumer asset businesses.

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions of Article 10 of Regulation S-X of the Securities and Exchange Commission’s (“SEC”) rules and regulations.

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Basic net income per share is based on the weighted-average number of common shares outstanding, while diluted net income per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. As a result of our net loss for the three months ended March 31, 2009, 4,600,512 shares of our common stock equivalents issued under our stock-based compensations plans were not included in the calculation of diluted net loss per share because they were anti-dilutive. For the three months ended March 31, 2008, 4,298,251 shares of our common stock equivalents were not included in the calculation of diluted earnings per share because they were anti-dilutive.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”) effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in accordance with GAAP, and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS No. 157-2, we elected to defer the effective

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

date of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. The adoption of SFAS No. 157 with respect to non-financial assets and non-financial liabilities effective January 1, 2009 did not have a significant impact on our condensed consolidated financial statements.

We adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”) effective January 1, 2009. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity; (b) how the entity is accounting for its derivative instruments and hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and (c) how the instruments affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. See Notes 3, 4 and 5 for additional required disclosures.

We adopted SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS No. 163”) effective January 1, 2009. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”) applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of SFAS No. 60. SFAS No. 163 does not apply to financial guarantee insurance contracts accounted for as derivative contracts under SFAS No. 133. As a result of the implementation of SFAS No. 163, we recognized the cumulative effect of adoption as a reduction in retained earnings of $37.6 million, after tax, effective January 1, 2009. See Note 10 “Financial Guaranty Insurance Contracts” for further information.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

2. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments. We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the year-to-date periods indicated, are as follows:

	March 31, 2009
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
Net premiums written—insurance	$161,959	$(5,203)	$—	$156,756

Net premiums earned—insurance	$177,883	$33,332	$—	$211,215
Net investment income	31,345	24,938	—	56,283
Change in fair value of derivative instruments	(28,576)	(255,840)	—	(284,416)
Net gains on other financial instruments	12,276	11,970	—	24,246
Other income	3,818	153	161	4,132

Total revenues	196,746	(185,447)	161	11,460

Provision for losses	321,684	5,070	—	326,754
Provision for premium deficiency	(48,184)	—	—	(48,184)
Policy acquisition costs	5,739	8,215	—	13,954
Other operating expenses	35,694	15,833	75	51,602
Interest expense	5,694	6,605	—	12,299

Total expenses	320,627	35,723	75	356,425

Equity in net income of affiliates	—	—	10,552	10,552

Pretax (loss) income	(123,881)	(221,170)	10,638	(334,413)
Income tax (benefit) provision	(35,084)	(85,770)	3,878	(116,976)

Net (loss) income	$(88,797)	$(135,400)	$6,760	$(217,437)

Cash and investments	$4,141,601	$2,356,614	$—	$6,498,215
Deferred policy acquisition costs	26,391	195,878	—	222,269
Total assets	5,241,881	3,344,269	117,460	8,703,610
Unearned premiums	319,785	832,767	—	1,152,552
Reserve for losses and loss adjustment expenses	3,116,553	216,089	—	3,332,642
Derivative liabilities	127,472	614,166	—	741,638

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	March 31, 2008
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
Net premiums written—insurance	$211,251	$33,055	$—	$244,306

Net premiums earned—insurance	$204,265	$37,656	$—	$241,921
Net investment income	38,845	27,120	14	65,979
Change in fair value of derivative instruments	71,769	636,040	—	707,809
Net losses on other financial instruments	(36,733)	(18,149)	(2)	(54,884)
Other income	3,491	121	2	3,614

Total revenues	281,637	682,788	14	964,439

Provision for losses	571,008	11,703	—	582,711
Provision for premium deficiency	18,090	—	—	18,090
Policy acquisition costs	13,460	10,446	—	23,906
Other operating expenses	34,170	20,738	233	55,141
Interest expense	7,090	5,154	249	12,493

Total expenses	643,818	48,041	482	692,341

Equity in net income of affiliates	—	—	12,526	12,526

Pretax (loss) income	(362,181)	634,747	12,058	284,624
Income tax (benefit) provision	(135,725)	219,219	5,492	88,986

Net (loss) income	$(226,456)	$415,528	$6,566	$195,638

Cash and investments	$4,224,913	$2,516,072	$—	$6,740,985
Deferred policy acquisition costs	62,860	176,540	—	239,400
Total assets	5,001,689	3,133,958	118,378	8,254,025
Unearned premiums	365,161	709,428	—	1,074,589
Reserve for losses and loss adjustment expenses	1,741,169	160,959	—	1,902,128
Derivative liabilities	353,559	349,846	—	703,405

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

3. Derivative Instruments and Hedging Activities

A summary of our derivative assets and liabilities, as of and for the periods indicated, is as follows. Certain contracts are in an asset position because the net present value of the contractual premium exceeds the net present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge to provide the same credit protection assuming a transfer of our obligation to such financial guarantor as of the measurement date.

Balance Sheets (In millions)	March 31 2009	December 31 2008
Derivative assets:
Financial Guaranty credit derivative assets	$10.2	$22.8
Net interest margin securities (“NIMS”) assets	8.9	5.8
Put options on Money Market committed preferred custodial trust securities (“CPS”)	150.0	150.0
Mortgage insurance international credit default swaps (“CDS”) assets	0.9	0.9

Total derivative assets	170.0	179.5

Derivative liabilities:
Financial Guaranty credit derivative liabilities	614.1	357.4
NIMS liabilities (1)	38.6	84.3
Mortgage insurance domestic and international CDS liabilities	88.9	77.6

Total derivative liabilities	741.6	519.3

Total derivative liabilities, net	$(571.6)	$(339.8)

(1)	Does not include variable interest entity (“VIE”) debt of $206.5 million and $160.0 million related to NIMS that we were required to consolidate at March 31, 2009 and December 31, 2008, respectively.

Amounts set forth in the table above represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. The notional value of our derivative contracts at March 31, 2009 and December 31, 2008 was $51.1 billion and $51.8 billion, respectively.

The components of the (loss) gain included in change in fair value of derivative instruments are as follows:

	Three Months Ended March 31
Statements of Operations (In millions)	2009	2008
Net premiums earned—derivatives	$14.7	$25.2
Financial Guaranty credit derivatives	(267.8)	580.9
NIMS	(4.3)	96.5
Mortgage Insurance domestic and international CDS	(21.4)	(32.3)
Put options on CPS	(0.9)	41.4
Other	(4.7)	(3.9)

Change in fair value of derivative instruments	$(284.4)	$707.8

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

4. Fair Value of Financial Instruments

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of March 31, 2009:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value		Total Investments
Investment Portfolio:
Fixed-maturities available for sale
United States (“U.S.”) government and agency securities	$—	$108.5	$—	$108.5	$—		$108.5
Municipal and state securities	—	2,700.6	—	2,700.6	—		2,700.6
Corporate bonds	—	126.1	—	126.1	—		126.1
Asset-backed securities (“ABS”)	—	301.9	—	301.9	—		301.9
Foreign government securities	—	82.1	—	82.1	—		82.1
Other	—	9.2	4.4	13.6	—		13.6

Total fixed-maturities available for sale	—	3,328.4	4.4	3,332.8	—		3,332.8

Equity securities available for sale	103.6	38.8	—	140.9	—		142.4
Trading securities
U.S. government and agency securities	—	309.6	—	309.6	—		309.6
Municipal and state securities	—	415.2	—	415.2	—		415.2
Corporate bonds	—	221.8	—	221.8	—		221.8
ABS	—	93.4	—	93.4	—		93.4
Equity securities	—	25.8	1.4	27.2	—		27.2
Other	—	0.7	—	0.7	—		0.7

Total trading securities	—	1,066.5	1.4	1,067.9	—		1,067.9

Hybrid securities	—	441.0	0.4	441.4	—		441.4
Short-term investments
Money market instruments	1,344.4	8.9	—	1,353.3	6.4		1,359.7
U.S. government and agency securities	—	1.5	—	1.5	—		1.5
Foreign government securities	—	2.1	—	2.1	—		2.1
Municipal and state securities	—	13.0	—	13.0	—		13.0
Corporate bonds	—	5.2	—	5.2	—		5.2

Total short-term investments	1,344.4	30.7	—	1,375.1	6.4		1,381.5

Other investments not carried at fair value					54.7	(1)	54.7

Total Investments	1,448.0	4,905.4	6.2	6,358.1	$61.1		$6,420.7

Derivative Assets:
Put options on CPS	—	—	150.0	150.0
NIMS	—	—	8.9	8.9
Financial Guaranty credit derivative assets:
Collateralized debt obligation (“CDO”) assets	—	—	2.1	2.1
Non-Corporate CDO and other derivative assets	—	—	8.0	8.0
Assumed financial guaranty credit derivative assets	—	—	0.1	0.1

Total Financial Guaranty credit derivative assets	—	—	10.2	10.2

Mortgage Insurance international CDS	—	—	0.9	0.9

Total Derivative Assets	—	—	170.0	170.0

Total Assets at Fair Value	$1,448.0	$4,905.4	$176.2	$6,528.1

Derivative Liabilities:
NIMS liabilities	$—	$—	$38.6	$38.6
Financial Guaranty credit derivative liabilities:
Corporate CDO liabilities	—	—	434.0	434.0
Non-Corporate CDO and other derivative liabilities	—	—	148.2	148.2
Assumed financial guaranty credit derivative liabilities	—	—	31.9	31.9

Total Financial Guaranty credit derivative liabilities	—	—	614.1	614.1
Mortgage Insurance domestic and international CDS	—	—	88.9	88.9

Total Derivative Liabilities	—	—	741.6	741.6

VIE debt (2)	—	—	206.5	206.5

Total Liabilities at Fair Value	$—	$—	$948.1	$948.1

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(1)	Comprised of fixed-maturities held to maturity ($31.9 million carried at cost) and other invested assets ($22.8 million) accounted for as equity-method investments and not measured at fair value.
(2)	Represents consolidated debt issued by the NIMS VIE that required consolidation upon our becoming the primary beneficiary of the VIE.

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended March 31, 2009:

(In millions)	Beginning Balance at January 1, 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings	Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (1)	Ending Balance at March 31, 2009
Investments:
Fixed-maturities available for sale:
Other investments	$5.1	$0.1	$(0.8)		$—	$4.4
Equity securities available for sale:
Trading securities-other	0.8	0.3	—		0.3	1.4
Hybrid securities	4.5	4.8	(9.3)		0.4	0.4

Total Investments	10.4	5.2	(10.1)		0.7	6.2
NIMS derivative assets	5.8	(0.6)	3.7		—	8.9
Put options on CPS	150.0	(0.9)	0.9		—	150.0

Total Level III assets, net	$166.2	$3.7	$(5.5)		$0.7	$165.1

NIMS derivative liabilities	$(84.3)	$(4.0)	$49.7	(2)	$—	$(38.6)
NIMS VIE debt	(160.0)	6.2	(52.7	)(3)	—	(206.5)
Mortgage Insurance domestic and international CDS	(76.7)	(20.5)	9.2		—	(88.0)
Financial Guaranty credit derivatives, net:
Corporate CDOs	(246.5)	(175.4)	(10.0)		—	(431.9)
Non-Corporate CDOs and other derivative liabilities	(57.2)	(79.1)	(3.9)		—	(140.2)
Assumed financial guaranty contracts	(30.9)	0.5	(1.4)		—	(31.8)

Total Financial Guaranty credit derivatives, net	(334.6)	(254.0)	(15.3)		—	(603.9)

Total Level III liabilities, net	$(655.6)	$(272.3)	$(9.1)		$—	$(937.0)

(1)	Transfers are assumed to be made at the end of the period.
(2)	Included in this amount is a $0.7 million reduction related to our purchase of NIMS bonds that we guarantee, and a $49.0 million reduction related to the transfer of derivative liability to consolidated VIE debt related to NIMS trusts that we were required to consolidate during the period.
(3)	This amount represents derivative assets of $3.7 million and derivative liabilities of $49.0 million transferred to VIE debt related to NIMS trusts that we were required to consolidate during the period.

At March 31, 2009, our total Level III assets were approximately 2.6% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows selected information about our derivative contracts:

Product	Number of Contracts	March 31, 2009
		Par/Notional Exposure	Total Net Asset/ (Liability)
	(In millions)
Put options on CPS	3	$150.0	$150.0
NIMS (1)	6	82.9	(29.7)
Corporate CDOs	104	37,955.8	(431.9)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	18	2,179.8	(10.4)
CDO of commercial mortgage-backed securities (“CMBS”)	4	1,831.0	(52.5)
CDO of ABS	2	625.3	(66.3)
Other:
Structured finance	20	1,756.5	(8.0)
Public finance	28	1,455.5	(3.0)

Total Other	48	3,212.0	(11.0)

Total Non-Corporate CDOs	72	7,848.1	(140.2)
Assumed financial guaranty credit derivatives:
Structured finance	316	1,504.2	(29.8)
Public finance	17	340.6	(2.0)

Total Assumed	333	1,844.8	(31.8)
CDS:
Domestic (2)	5	123.2	(63.9)
International	2	3,071.6	(24.1)

Total CDS	7	3,194.8	(88.0)

Grand Total	525	$51,076.4	$(571.6)

(1)	This represents net NIMS derivative assets and derivative liabilities. We also have consolidated NIMS VIE debt in the amount of $206.5 million with an exposure amount of $348.0 million. See discussion below.
(2)	In April 2009, we entered into an agreement to terminate four of our five remaining domestic CDS transactions, eliminating almost all of our exposure in exchange for a payment of $62.0 million. This payment was considered when determining the fair value liability recorded for these transactions as of March 31, 2009. The one remaining domestic mortgage insurance CDS transaction was terminated in May 2009, with a payment equal to our liability of $1.9 million at March 31, 2009.

The following table quantifies the impact of our non-performance risk on our derivative assets and derivative liabilities (in aggregate by type) presented in our condensed consolidated balance sheets. Our five-year CDS spread is representative of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

	January 1 2008	March 31 2008	December 31 2008	March 31 2009
Radian Group five-year CDS spread	628	1,095	2,466	2,052
(in basis points)

Product ($ in millions)	Cumulative Unrealized Gain at December 31, 2008	Cumulative Unrealized Gain at March 31, 2009
Corporate CDOs	$4,197.1	$3,432.8
Non-Corporate CDOs	948.7	1,082.7
NIMS and other	440.0	399.5

Total	$5,585.8	$4,915.0

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The unrealized gain attributable to the market’s perception of our non-performance risk decreased by $670.8 million during the first quarter of 2009, as presented in the table above. This decrease was primarily the result of the tightening of our CDS spread, which decreased by 414 basis points during the quarter.

VIE Debt-NIMS

NIMS VIE debt represents the consolidated NIMS trust obligations that we were required to consolidate in accordance with FASB Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities (revised)-an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”) as of March 31, 2009 and December 31, 2008. In 2008, we elected in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to record at fair value the consolidated NIMS VIE debt. The VIE debt recorded represents our obligation to pay the NIMS guaranteed cash flows expected to be paid to the NIMS bondholders. At March 31, 2009, the face value of our consolidated liability was $373.6 million and includes $25.5 million that has been issued by the consolidated trusts which is not guaranteed by us.

5. Special Purpose Entities (“SPEs”)

The following is a summary of the financial impact on our condensed consolidated balance sheet, our condensed consolidated statement of operations and our condensed consolidated statement of cash flows as of and for the quarter ended March 31, 2009, as it relates to VIEs in which we have a significant variable interest and qualified special purpose entities (“QSPEs”) sponsored by us:

	Significant Interests in VIEs				Sponsored QSPEs
	NIMS		Financial Guaranty Insurance and Credit Derivatives	International CDS	CPS	Smart Home
	(In millions)
Balance Sheet:
Increase (decrease) in:
Reinsurance recoverables	$—		$—	$—	$—	$89.7	(1)
Derivative assets	8.9		—	—	150.0	—
Unearned premiums	—		12.1	—	—	—
Reserves for losses and loss adjustment expenses (“LAE”)	—		12.8	—	—	—
Derivative liabilities	38.6		—	25.0	—	—
VIE consolidated debt	206.5		—	—	—	—
Statement of Operations:
Change in fair value of derivative instruments—gain or (loss)	(4.6)		—	(11.0)	(0.9)	—
Decrease (increase) in provision for losses	—		6.9	—	—	(1.3	)(2)
Net gain on other financial instruments	6.2		—	—	—	—
Increase (decrease) in net premiums earned	—		0.9	—	—	(2.7)
Cash Inflow (Outflow) Impact:
Net (payments) receipts related to credit derivatives	(3.1	)(3)	—	0.2	(0.9)	—
Premiums received (paid)	—		0.9	—	—	(2.7)

(1)	Represents ceded loss reserves recorded as reinsurance loss recoverables.
(2)	Represents change in ceded provision for losses.
(3)	Represents the amount paid for interest and the amount paid for the purchase of NIMS bonds we insure, offset by premiums received.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For all VIEs in which we have a variable interest, we perform an evaluation to determine whether we are the primary beneficiary. In making this determination, we first qualitatively assess whether we have a sufficiently large variable interest in the VIE to be a potential primary beneficiary. In instances where it is not clear who the primary beneficiary is, we perform an analysis of the present value of expected losses to determine whether we would absorb more than 50% of those losses. Other than our NIMS transactions, we are not the primary beneficiary of any VIE as determined by our qualitative and quantitative analyses.

NIMS

As of March 31, 2009, the amount included in derivative assets and VIE debt related to the NIMS trusts was $8.9 million and $206.5 million, respectively. As of December 31, 2008, the amount included in derivative assets and VIE debt related to the NIMS trusts was $5.8 million and $160.0 million, respectively. We consolidate the assets and liabilities associated with certain of these VIEs, when we gain control over the trust assets and liabilities as a result of our contractual provisions. The consolidated NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. The consolidated NIMS VIE debt is recorded at fair value as allowed by SFAS No. 159.

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

The following is summary information related to all NIMS trusts (both consolidated and off-balance sheet NIMS trusts) as of the dates indicated:

	March 31, 2009			December 31, 2008
(In millions) VIE Assets	Total NIMS Trust Assets	Maximum Principal Exposure (1)	Average Rating of Collateral at Inception	Total NIMS Trust Assets	Maximum Principal Exposure	Average Rating of Collateral at Inception
NIMS	$553.2	$430.9	BBB to BB	$556.6	$438.3	BBB to BB

(1)	Represents maximum exposure related to derivative liabilities and consolidated VIE assets and liabilities.

There was $430.9 million of risk in force associated with NIMS at March 31, 2009 comprised of 32 transactions. The average expiration of our existing NIMS transactions is approximately three years. At March 31, 2009, 26 of the 32 NIMS transactions required consolidation in our condensed consolidated balance sheets. Our risk in force, excluding interest payments, associated with the consolidated NIMS is approximately $348.0 million at March 31, 2009. We expect, through the passage of time, that additional NIMS will require consolidation as our call options on the assets in these transactions are expected to become exercisable. The remaining NIMS transactions are accounted for as derivatives and measured at fair value.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Financial Guaranty Insurance and Credit Derivatives

The following table sets forth our financial guaranty total assets and maximum exposure to loss associated with VIEs in which we held significant variable interests:

	March 31, 2009		December 31, 2008
(In millions)	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Asset-Backed Obligations	$2,280.7	$358.5	$2,349.6	$371.8
Other Structured Finance	8,519.6	513.3	8,736.9	544.0

Total	$10,800.3	$871.8	$11,086.5	$915.8

International CDS

We provide credit enhancement in the form of credit default swaps in the international markets and have one international CDS transaction involving a VIE in which we have a significant interest. At March 31, 2009, total exposure to this international CDS transaction was $3.0 billion and our total derivative liability was $25.0 million. At December 31, 2008, our total exposure to this international CDS transaction was $3.2 billion and our total derivative liability was $14.2 million.

Sponsored QSPE—Smart Home

We have completed four Smart Home reinsurance transactions, with the last of these transactions closing in May 2006. Details of these transactions (aggregated) as of the initial closing of each transaction and as of March 31, 2009 are as follows:

	Initial	As of March 31, 2009
Pool of mortgages (par value)	$14.7 billion	$5.0 billion
Risk in force (par value)	$3.9 billion	$1.3 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$433.7 million

6. Investments

For securities in our investment portfolio, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. If a security’s fair value is below the cost basis, and it is judged to be an other-than-temporary decline, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis for the security. During the first quarter of 2009, we recorded approximately $0.8 million of charges related to declines in the fair value of securities considered to be other-than-temporary compared to $14.0 million in the first quarter of 2008. At March 31, 2009 and 2008, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal obligations	$516,098	$47,549	$971,674	$188,484	$1,487,772	$236,033
Corporate bonds and notes	54,320	8,066	14,579	4,787	68,899	12,853
Asset-backed securities	26,191	4,333	39,196	8,452	65,387	12,785
Private placements	4,987	738	3,065	1,033	8,052	1,771
Foreign governments	27,580	572	9,032	11	36,612	583
Equity securities	136,975	72,396	—	—	136,975	72,396

Total	$766,151	$133,654	$1,037,546	$202,767	$1,803,697	$336,421

State and municipal obligations

The unrealized losses of 12 months or greater duration as of March 31, 2009 on our investments in tax-exempt state and municipal securities were caused primarily by interest rate movement. Certain securities, mainly those insured by monoline insurance companies, experienced credit spread widening during 2008 and 2009 as a result of the deterioration in the financial condition of those monolines. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of March 31, 2009 on the majority of the securities in this category were caused by market interest rate movement. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages, experienced spread widening during 2008 and 2009. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of March 31, 2009 on the securities in this category were caused by market interest rate movement. The ABS in our investments are primarily AAA-rated senior tranche positions, collateralized by pools of credit card, auto loan and equipment lease receivables. The ratings of these investments are supported by credit enhancements which include financial guarantor insurance, subordination, over-collateralization and reserve accounts. Most of our ABS investments have retained AAA-ratings; however, two securities now carry Standard & Poor’s Ratings Service (“S&P”) ratings of A+ and A-, respectively, due to recent ratings downgrades of the financial guarantors for these securities. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2009.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Private placements

The unrealized losses of 12 months or greater duration as of March 31, 2009 on the majority of the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2009.

Foreign governments

The unrealized losses of 12 months or greater duration as of March 31, 2009 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or equity market indices movements. In addition, certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2009.

The contractual maturity of securities that were in an unrealized loss position at March 31, 2009 is as follows:

(In thousands)	Fair Value	Amortized Cost	Unrealized Loss
2009	$8,674	$8,689	$15
2010—2013	51,828	54,514	2,686
2014—2018	91,066	98,779	7,713
2019 and later	1,515,154	1,768,765	253,611
Equity securities	136,975	209,371	72,396

Total	$1,803,697	$2,140,118	$336,421

7. Investment in Affiliates

The following table shows the components of our investment in affiliates balance:

(In thousands)	March 31 2009	December 31 2008
Sherman	$103,236	$99,656
Other	55	56

Total	$103,291	$99,712

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended March 31
(In thousands)	2009	2008
Investment in Affiliates-Selected Information:
Sherman
Balance, beginning of period	$99,656	$104,315
Share of net income for period	10,552	12,526
Dividends received	6,441	—
Other comprehensive income	(531)	88

Balance, end of period	$103,236	$116,929

Portfolio Information:

Sherman
Total assets	$2,149,767	$2,383,119
Total liabilities	1,785,973	1,897,620

Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$342,268	$389,704
Other revenues	5,453	7,591
Derivative mark-to-market	313	(5,327)

Total revenues	348,034	391,968

Expenses
Operating and servicing expenses	148,607	192,490
Provision for loan losses	113,242	103,740
Interest	25,104	23,582
Other	21,078	8,209

Total expenses	308,031	328,021

Net income	$40,003	$63,947

As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no continuing interest of value in C-BASS. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. The likelihood that we will recoup any of our investment is extremely remote. Accordingly, we believe that the chance that our investments in C-BASS will have anything more than a negligible impact on our financial position, results of operations or cash flows at any time in the future is extremely remote.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

8. Losses and LAE—Mortgage Insurance

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the quarter ended March 31, 2009 (in thousands):

Balance at January 1, 2009	$2,989,994
Less Reinsurance recoverables	491,836

Balance at January 1, 2009, net	2,498,158
Add total losses and LAE incurred in respect of default notices reported and unreported	321,684
Deduct total losses and LAE paid	240,066

Balance at March 31, 2009, net	2,579,776
Add Reinsurance recoverables	536,777

Balance at March 31, 2009	$3,116,553

We have protected against some of the losses that may occur related to riskier products, including non-prime products, by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Smart Home ceded losses recoverable were $89.7 million at March 31, 2009. In addition to Smart Home, we transfer a portion of our primary mortgage insurance risk to captive reinsurance companies affiliated with our lender-customers. Ceded losses recoverable related to captive transactions were $447.1 million at March 31, 2009. The change in reinsurance recoverables on Smart Home and captive transactions is reflected in our provision for losses.

While we have experienced an increase in outstanding delinquencies in the quarter, the effect of this increase on reserves for losses and LAE was offset in part by an increase in expected claim rescissions and denials on insured loans. Our heightened loss mitigation efforts have resulted in higher claim rescission and denial rates than we have experienced in the past, which has been reflected in our estimate of reserves for losses and LAE at March 31, 2009. This may lead to an increased risk of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a policy or denied a claim. Although we believe that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies.

We considered the sensitivity of mortgage insurance loss reserve estimates at March 31, 2009 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in claim severity (28% at March 31, 2009), we estimated that our loss reserves would change by approximately $114 million at March 31, 2009. For every one percentage point change in our default to claim rate (41% at March 31, 2009), we estimated a $77 million change in our loss reserves at March 31, 2009.

9. Reserve for Premium Deficiency

We perform a quarterly evaluation of our expected profitability for our existing mortgage insurance portfolio, by business line, over the remaining life of the portfolio. A premium deficiency reserve (“PDR”) is established when the present value of expected losses and expenses for a particular product line exceeds the present value of expected future premiums and existing reserves for that product line. We consider first- and second-lien products separate lines of business as each product is managed separately, priced differently and has a different customer base.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

As of March 31, 2009, the net present value of expected losses and expenses on our first-lien business was $4.3 billion, offset by the present value of expected premiums of $2.6 billion and already established reserves (net of reinsurance recoverables) of $2.5 billion. Expected losses include an assumed paid claim rate of approximately 14% on our total primary first-lien mortgage insurance portfolio, including 9% on prime, 33% on subprime and 25% on Alternative-A (“Alt-A”). While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated during the second half of 2008 and first quarter of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of the portfolio. In addition, an increase in expected claim rescissions and denials on insured loans as part of our heightened loss mitigation efforts is expected to mitigate the impact of expected defaults.

Numerous factors affect our ultimate paid claim rates, including home price depreciation, unemployment, loan claim rescission and denial rates and interest rates, as well as potential benefits associated with recently announced lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults in our current risk in force. This projection is based on recent trends in default experience, severity, and rates of delinquent loans moving to claim (such default to claim rates are net of our estimates of loan claim rescission and denial rates), as well as recent trends in prepayment speeds. As of March 31, 2009, our modeled loan default projections assume that recent observed increases in defaults will continue into mid-2009, remain stable at this increased level through the end of 2009, and gradually return to normal historic levels over the subsequent two years. If our modeled loan default projections were stressed such that recent observed increases in defaults were to continue until late 2010, remain stable through the beginning of 2012, and gradually return to normal historic levels over the subsequent three years, we would have required a PDR of approximately $70 million for our first-lien portfolio as of March 31, 2009. We believe this outcome is reasonably possible given the uncertainty inherent in present market conditions.

During 2009, our second-lien PDR decreased by approximately $48.2 million to $38.7 million. The net present value of expected losses and expenses on our second-lien business at March 31, 2009 was $164.8 million, partially offset by the net present value of expected premiums of $14.1 million and already established reserves (net of reinsurance recoverables) of $112.0 million.

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the quarter ended March 31, 2009 (in thousands):

Balance at beginning of period	$86,861
Incurred losses recognized in loss reserves	(61,539)
Premiums recognized in earned premiums	1,235
Changes in underlying assumptions	13,106
Accretion of discount and other	(986)

Balance at end of period	$38,677

The changes in underlying assumptions related to our second-lien PDR increased by $13.1 million due to an increase in expected future losses, driven primarily by a greater increase in the actual losses in the quarter ending March 31, 2009 than had been expected.

10. Financial Guaranty Insurance Contracts

In January 2009, we adopted SFAS No. 163 for all non-derivative financial guaranty insurance policies. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation,

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

and when the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. We determine the existence of payment defaults on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, or based on our surveillance efforts. The expected cash outflows are discounted using the risk-free rate at the time the claim liability is initially recognized. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we rely on information provided by the primary insurer as confirmed by us, as well as our specific knowledge of the credit, for determining expected loss.

SFAS No. 163 requires that an insurance enterprise record the initial unearned premium liability on installment policies equal to the present value of the premiums due or expected to be collected over either the period of the policy or the expected period of risk. In determining the present value of premiums due, we use a discount rate that reflects the risk-free rate as of the implementation date of SFAS No. 163. Under SFAS No. 163, premiums paid in full at inception are recorded as unearned premiums. Consequently, unearned premiums, premiums receivable and deferred acquisition costs increased by $263.5 million, $161.4 million and $62.3 million, respectively, and retained earnings decreased by $28.8 million, net of tax upon the implementation of SFAS No. 163.

In addition, SFAS No. 163 requires the recognition of the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (a “refunding”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment when permitted under the applicable bond indenture (a “legal defeasance”) does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance. Consequently, $3.6 billion of net par outstanding on defeased refundings was reversed upon the implementation of SFAS No. 163 and is currently included in our aggregated net par outstanding. As a result, unearned premiums and deferred acquisition costs increased by $29.3 million and $3.7 million, respectively, and retained earnings decreased by $17.0 million, net of tax.

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management, working with our legal group, is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied at the point of origination of a transaction and during the ongoing monitoring and surveillance of each exposure in the portfolio.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Our rating scale is comparable to that of the nationally recognized rating agencies (S&P and Moody’s Investor Service (“Moody’s”)). Our internal ratings estimates are subject to revision at any time and may differ from the credit ratings ultimately assigned by the rating agencies.

The initial impact of the adoption of SFAS No. 163 on January 1, 2009, on our condensed consolidated financial statements is shown in the table below (in millions):

Increase in unearned premiums	$292.8
Increase in premiums receivable	161.4
Increase in deferred policy acquisition costs	66.0
Decrease in reserves for losses and LAE	8.2
Decrease in deferred income taxes, net	20.2
Increase in premium taxes payable	0.6

Decrease in retained earnings, net of taxes	$37.6

The following table includes additional information as of March 31, 2009 regarding our financial guaranty claim liabilities segregated by the surveillance categories described above:

Surveillance Categories

($ in millions)	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	188	103	56	347
Remaining weighted-average contract period (in years)	17	26	28	23
Insured contractual payments outstanding:
Principal	$1,190.2	$1,085.2	$506.1	$2,781.5
Interest	566.7	887.5	376.9	1,831.1

Total	$1,756.9	$1,972.7	$883.0	$4,612.6

Gross claim liability	$14.3	$217.0	$216.6	$447.9
Less:
Gross potential recoveries	0.4	37.3	62.9	100.6
Discount, net	3.7	44.0	58.9	106.6

Net claim liability	$10.2	$135.7	$94.8	$240.7

Unearned premium revenue	$30.8	$30.2	$—	$61.0

Claim liability reported in the balance sheet	$2.8	$106.0	$94.8	$203.6

Reinsurance recoverables	$—	$—	$—	$—

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present value of the premiums receivable and unearned premiums as of January 1, 2009 and March 31, 2009 are as follows (in millions):

	January 1 2009	March 31 2009
Premiums receivable	$161.4	$153.8
Unearned premiums	223.3	209.9

The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our condensed consolidated statement of operations. The amount of the accretion included in premiums written, premiums earned and policy acquisition costs for the three months ended March 31, 2009 is as follows (in millions):

March 31 2009
Premiums written	$1.3
Premiums earned	1.3
Policy acquisition costs	0.3

The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.41% at March 31, 2009.

The following table shows the nominal (non-discounted) premiums net of commissions that are expected to be collected on financial guaranty contracts with installment premiums included in premiums receivable as of March 31, 2009 (in millions):

Future Expected Premium Payments
Second Quarter 2009	$5.4
Third Quarter 2009	4.6
Fourth Quarter 2009	4.7

Total 2009	14.7
2010	16.8
2011	12.3
2012	9.8
2013	10.2

2009-2013	63.8
2014-2018	42.9
2019-2023	29.6
2024-2028	23.4
After 2028	37.7

Total	$197.4

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the rollforward of the net present value of premiums receivable as of March 31, 2009 (in millions):

Premiums Receivable
Balance at beginning of period	$161.4
Payments received	(4.6)
Accretion	1.0
Prepayment adjustments	(2.4)
Foreign exchange revaluation	(0.9)
Recaptures	(0.7)

Balance at end of period	$153.8

Premiums earned were affected by the following for the three months ended March 31, 2009 (in millions):

Premiums Earned
Refundings	$13.0
Unearned premium acceleration upon establishment of case reserves	5.2
Foreign exchange revaluation, gross of commissions	(1.3)
Adjustments to installment premiums, gross of commissions	(3.7)

Total adjustment to premiums earned	$13.2

The following table shows the contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refunding of any financial guaranty obligations, as of March 31, 2009 (in millions):

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Earnings
Second Quarter 2009	$815.0	$16.9	$1.3	$18.2
Third Quarter 2009	798.6	16.4	1.2	17.6
Fourth Quarter 2009	782.6	16.0	1.2	17.2

Total 2009	782.6	49.3	3.7	53.0
2010	722.1	60.5	4.4	64.9
2011	666.3	55.8	4.2	60.0
2012	613.4	52.9	3.9	56.8
2013	560.6	52.8	3.7	56.5

2009 – 2013	560.6	271.3	19.9	291.2
2014 – 2018	348.0	212.6	15.1	227.7
2019 – 2023	198.7	149.3	10.8	160.1
2024 – 2028	96.5	102.2	7.3	109.5
After 2028	—	96.5	7.5	104.0

Total	$—	$831.9	$60.6	$892.5

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the significant components of the change in our financial guaranty claim liability as of March 31, 2009 (in millions):

January 1, 2009 claim liability	$211.5
Incurred losses and LAE:
Increase in gross claim liability	50.8
Increase in gross potential recoveries	(29.7)
Increase in discount	(14.9)
Decrease in unearned premiums	0.6

Incurred losses and LAE	6.8
Paid losses and LAE	(14.7)

March 31, 2009 claim liability	$203.6

Components of incurred losses and LAE:
Claim liability established in current period	$19.9
Changes in existing claim liabilities	(13.1)

Total incurred losses and LAE	$6.8

Weighted-Average Risk-Free Rates (used for discounting gross claim liability and gross potential recoveries):

January 1, 2009	2.53%
March 31, 2009	3.25%

Components of increase in discount:
Increase in discount related to claim liabilities established in current period	$(3.4)
Increase in discount related to existing claim liabilities	(11.5)

Total increase in discount	$(14.9)

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

Given the uncertainty of the impact of gains and losses on our financial instruments on our pre-tax loss projected for the full year, which directly affects our ability to project an effective tax rate for the full year, we book our income tax expense based on the actual results of operations as of March 31, 2009.

For federal income tax purposes we have approximately $519.6 million of net operating loss carryforwards as of March 31, 2009. To the extent not utilized, approximately $303.5 million and $216.1 million of the net operating loss carryforwards will expire during tax years 2028 and 2029, respectively.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

As of March 31, 2009, we have a net deferred tax asset (“DTA”) in the amount of $492.7 million. We believe that it is more likely than not that these assets will be realized. As such, no valuation allowance was established. The following factors were considered in reaching this conclusion:

•

A significant source of future taxable income can be derived from our municipal and state securities investment portfolio. We believe that a viable tax planning strategy exists for moving from tax exempt investments to taxable investments and that such a plan will provide for higher yielding securities with fully taxable interest. This strategy would be fully committed to and implemented, if necessary, and could generate a sufficient amount of additional taxable income over the loss carryforward period allowed under the Internal Revenue Code (“IRC”) to recover our remaining DTA balance.

•

Approximately $207.9 million of the net DTA relates to mark-to-market losses on our financial guaranty derivative instruments, which we expect will result in very limited or no claim payments. We have the ability and intent to hold these instruments until maturity and believe that the associated DTA will reverse over time as credit spreads relating to these instruments improve and their duration approaches maturity.

•

Approximately $92.4 million of the net DTA relates to available for sale securities in our fixed-maturity investment portfolio for which we have recorded unrealized losses as a separate component of other comprehensive income. We have the ability and intent to hold these securities to recovery or maturity.

The need for a valuation allowance will continue to be reviewed on a quarterly basis and no assurances can be made with regard to whether a valuation allowance will be needed in the future.

12. Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FASB 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107 to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require fair value disclosures to be included in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Since this FSP requires only additional disclosures, its adoption will not affect our condensed consolidated balance sheets, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. For debt securities, this FSP requires an entity to assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. For example, it requires a more detailed, risk-oriented breakdown of major security types and related information than is currently required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In addition, this FSP requires that the annual disclosures in SFAS No. 115 and FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” be made for interim periods (including the aging of securities with unrealized losses). This FSP also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. This FSP

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

is effective for interim and annual reporting periods ending after June 15, 2009. Management is currently considering the impact that may result from the adoption of this FSP.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not “orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Management is currently considering the impact that may result from the adoption of this FSP.

13. Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for Radian Group:

(In thousands)	March 31 2009	December 31 2008
Investment in subsidiaries	$2,886,227	$3,112,028
Total assets	3,024,930	3,226,687
Long-term debt and other borrowings	857,324	857,802
Total liabilities	1,224,024	1,195,977
Total stockholders’ equity	1,800,906	2,030,710
Total liabilities and stockholders’ equity	3,024,930	3,226,687

14. Commitments and Contingencies

In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the court ordered that the cases be consolidated into In re Radian Securities Litigation. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. On April 22, 2009, plaintiffs filed a motion seeking an extension of time within which to move to amend their complaint; and, on May 6, 2009, we filed an opposition to this motion, arguing, among other things, that the April 9 dismissal did not provide for future amendment of the dismissed complaint. The court has not ruled on this motion. On May 8, 2009, plaintiffs filed a motion to appeal the court’s dismissal of the action to the United States Court of Appeals for the Third Circuit.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On June 26, 2008, we filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company, Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009 at which time the defendants filed motions to dismiss, which remain pending. We intend to oppose the motions to dismiss.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. We intend to ask the court and the arbitrators to stay the arbitrations in favor of the declaratory judgment action.

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

In October 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our employees provide voluntary testimony in this matter. We believe that the investigation generally relates to the proposed merger with Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

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

Under our change of control agreements with our executive officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $22.5 million as of March 31, 2009. In addition, in the event of a change of control under our existing cash-based incentive plans, we would be required to pay approximately $11.2 million as of March 31, 2009.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55.0 million in alternative investments ($19.7 million of unfunded commitments at March 31, 2009) that are primarily private equity securities. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at March 31, 2009 and December 31, 2008 were $4.0 million and $4.7 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss. In the first quarter of 2009, we processed requests for remedies on less than 1% of the loans underwritten. We paid losses for sales and remedies during the first quarter of 2009 of approximately $0.7 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to an increase in such costs. At March 31, 2009 our reserve was $14.3 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008, $77.1 billion of our net par outstanding as of March 31, 2009 remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Summary—Financial Guaranty for additional information regarding the impact of these recaptures and terminations.

Following the June 2008 downgrades of our financial guaranty insurance subsidiaries, in July 2008, we initiated a plan to reduce our financial guaranty workforce. In order to maintain a portion of the workforce needed to effectively manage our existing business, we have put into place retention and severance agreements for all remaining personnel at an estimated cost of $27 million, of which $11.4 million was incurred in 2008 and $14.5 million is expected to be incurred in 2009. The remaining expense will be incurred in 2010 through 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2008 for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward-Looking Statements-Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner.

Business Summary

We are a credit enhancement company with a primary strategic focus on domestic first-lien residential mortgage insurance. Our business segments are mortgage insurance, financial guaranty and financial services.

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States (“U.S.”) and in limited, select countries outside the U.S. We provide these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae as “Government Sponsored Enterprises” or “GSEs.”

Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At March 31, 2009, primary insurance on domestic first-lien mortgages made up approximately 92.3% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 7.7% of our total domestic first-lien mortgage insurance risk in force. Currently, traditional primary mortgage insurance on residential first-lien mortgages is our primary business focus.

Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, in the past we have used Radian Insurance and Amerin Guaranty to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages, credit enhancement on net interest margin securities (which we refer to as “NIMS”), credit default swaps (“CDS”) on domestic and international mortgages and traditional international mortgage insurance (collectively, we refer to the risk associated with these transactions as “other risk”). These non-traditional or other risk products were once a growing part of our total mortgage insurance business. However, in light of the deterioration in housing and related credit markets, we stopped writing all non-traditional business in 2007, other than a small amount of international mortgage insurance.

International Mortgage Insurance.    Through Radian Insurance, we wrote (i) credit protection in the form of CDSs primarily on two large AAA rated tranches of mortgage-backed securities, one containing German mortgages and one containing Danish mortgages, (ii) traditional mortgage insurance with Standard Chartered Bank in Hong Kong, and (iii) several mortgage reinsurance transactions in Australia. We terminated the Danish CDS transaction (representing approximately $4.0 billion in notional value) in the fourth quarter of 2008.

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

Financial Guaranty

Our financial guaranty business has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty, and through Radian Asset Assurance’s wholly-owned subsidiary, Radian Asset Assurance Limited (“RAAL”), located in the United Kingdom.

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

We have provided financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or through CDSs. Either form of credit enhancement can provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing CDSs, we have been able to participate in transactions involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires substantially identical underwriting and surveillance skills.

We have traditionally offered the following financial guaranty products:

•

Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions, of enterprises such as airports, public and private higher education and health care facilities, and for project finance and private finance initiative assets in sectors such as education, healthcare and infrastructure projects. The issuers of our insured public finance obligations were generally rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance;

•

Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, trust preferred securities (“TruPs”) diversified payment rights, a variety of consumer loans, equipment receivables, real and personal property leases or a combination of asset classes or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses.

The structured finance obligations we insure were generally rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance; and

•	Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations.

In October 2005, we exited the trade credit reinsurance line of business. Accordingly, this line of business was placed into run-off and we ceased initiating new trade credit reinsurance contracts. We have also novated or canceled several of the trade credit insurance agreements that were in place.

In March 2008, we discontinued writing new insurance on synthetic CDOs and reduced significantly our structured products operations. This action was based on the deterioration and uncertainties in the credit markets in which we and other financial guarantors participate, which significantly reduced the volume of CDOs and other structured products available for our insurance. Subsequent to this, in June 2008, both Standard & Poor’s Ratings Service (“S&P”) and Moody’s Investor Service (“Moody’s”) downgraded the financial strength ratings of our financial guaranty insurance subsidiaries, and in August 2008, S&P again lowered the financial strength ratings on our financial guaranty insurance subsidiaries. These downgrades, combined with the difficult market conditions for financial guaranty insurance, severely limited our ability to write profitable new direct financial guaranty insurance and reinsurance both domestically and internationally. Accordingly, in the third quarter of 2008, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. We initiated plans to reduce our financial guaranty operations, including a reduction of our workforce, commensurate with this decision. We also contributed the outstanding capital stock of Radian Asset Assurance to Radian Guaranty, thereby strengthening Radian Guaranty’s statutory capital. We continue to maintain a large insured financial guaranty portfolio.

As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008, $77.1 billion of our net par outstanding as of March 31, 2009 remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties.

All but one of our reinsurance customers have the right to take back or recapture business previously ceded to us under their reinsurance agreements with us, and in some cases, in lieu of recapture, the right to increase ceding commissions charged to us. As of March 31, 2009, up to $38.4 billion of our total net assumed par outstanding was subject to recapture. The impact on our financial statements if all of this business was recaptured as of March 31, 2009 would be as follows:

Statement of Operations
(in millions)
Increase (decrease) in:
Net premiums written	$(483.8)

Net premiums earned	$(27.1)
Changes in fair value of derivative instruments	31.7
Policy acquisition costs	6.3
Provision for losses	(59.3)

Pre-tax income	$57.6

Balance Sheet
(in millions)
Decrease in:
Cash	$287.8
Deferred policy acquisition costs	149.6
Accounts and notes receivable	131.7
Derivative assets	0.1
Unearned premiums	456.6
Reserves for losses and loss adjustment expenses (“LAE”)	138.4
Derivative liabilities	31.8

Radian Asset Assurance’s statutory surplus would have increased as a result of these recaptures by $196.6 million.

The counterparty in two of our synthetic CDO transactions, with an aggregate net par outstanding of $290.7 million ($243.0 million of which is scheduled to terminate in June 2009), has the right to terminate these transactions with settlement on a mark-to-market basis, subject to a maximum payment amount by us as of March 31, 2009 of approximately $33.2 million in the aggregate. In addition, we have $103.2 million in exposure to a synthetic CDO transaction that may be terminated on a mark-to-market basis if S&P further lowers Radian Asset Assurance’s financial strength rating below investment grade (BBB-). This transaction is scheduled to terminate in June 2009.

As of March 31, 2009, the counterparties to 144 of our financial guaranty transactions have the right to terminate these transactions without our having an obligation to settle the transactions on a mark-to-market basis. If all of these counterparties had terminated these transactions as of March 31, 2009, our net par outstanding would have been reduced by $38.4 billion, with a corresponding decrease in unearned premium reserves of $14.4 million (of which only $2.2 million would be required to be refunded to counterparties) and in the present value of expected future installment premiums of $158.3 million. In addition, net unrealized losses of $441.2 million would also have been reversed.

Financial Services

Our financial services segment mainly consists of our 28.7% equity interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm. In August 2008, our equity interest in Sherman increased to 28.7% from 21.8% as a result of a reallocation of the equity ownership of Sherman following a sale by Mortgage Guaranty Insurance Corporation (“MGIC”) of its remaining interest in Sherman back to Sherman. As a result of Sherman’s repurchase of MGIC’s interests, our investment in affiliates decreased by $25.8 million ($16.8 million after taxes) and was reflected as a reduction in our equity during the third quarter of 2008. Our financial services segment also includes our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company which we wrote-off completely in 2007 and whose operations are currently in run-off.

Sherman.    Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, which are generally unsecured, that Sherman typically purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has certain other similar ventures related to consumer assets. In April 2009, Sherman renewed its principal credit facility, which it uses to fund its purchase of consumer assets, at a reduced commitment level. In light of this and the further impact of the on-going disruption in current credit markets, Sherman is expected to significantly reduce its total outstanding debt balance throughout 2009. Consequently, we currently expect to receive limited, if any, dividends from Sherman for the remainder of 2009.

Ratings

Our holding company, Radian Group Inc. (“Radian Group”), currently is rated CCC (Stable) by S&P and B3 (outlook developing) by Moody’s. Our principal operating subsidiaries have been assigned the following financial strength ratings:

	MOODY’S (1)	S&P (2)
Radian Guaranty	Ba3	BB-
Radian Insurance	B1	BB-
Amerin Guaranty	Ba3	BB-
Radian Asset Assurance	Ba1	BBB-
Radian Asset Assurance Limited	Ba1	BBB-

(1)	Moody’s outlook for our mortgage insurance subsidiaries is developing, reflecting Moody’s view of the potential for further deterioration in our insured mortgage insurance portfolio as well as certain positive factors that could occur over the near to medium term. Moody’s outlook for our financial guaranty subsidiaries is stable.
(2)	S&P’s ratings for Radian Guaranty and Amerin Guaranty are stable. S&P’s ratings for Radian Insurance and our financial guaranty subsidiaries are on CreditWatch with negative implications.

On May 2, 2008, Fitch Ratings (“Fitch”) withdrew its ratings for Radian Group and all of our insurance subsidiaries, citing a lack of available information regarding these entities. We had requested that Fitch withdraw these ratings in September 2007, following Fitch’s downgrade of Radian Group and our financial guaranty subsidiaries.

Recent Ratings Actions—Moody’s

On February 13, 2009, as part of an industry-wide review, Moody’s downgraded the insurance financial strength ratings of Radian Guaranty and Amerin Guaranty to Ba3 from A2 and the rating of Radian Insurance to B1 from Baa1. Moody’s also downgraded the senior debt rating of Radian Group to B3 from Ba1. According to Moody’s, these downgrades reflect significant stress on the risk-adjusted capital position of our mortgage insurance subsidiaries due to the weak economic environment and continued deterioration in housing fundamentals, which Moody’s expects to result in significantly higher losses for our mortgage insurance business. Moody’s also considered the continued pressure on our profitability and constraints on our financial flexibility in the current market environment. Moody’s also cited its belief that the mortgage insurance business model has deteriorated due to on-going losses and the relative weakness of the GSEs.

On March 12, 2009, Moody’s downgraded the insurance financial strength ratings of Radian Asset Assurance and RAAL to Ba1 from A3. According to Moody’s, the downgrade reflects substantial deterioration in the profile of Radian Guaranty as well as Moody’s increased loss estimates for Radian Asset Assurance’s pooled corporate exposures.

Recent Ratings Actions—S&P

On April 8, 2009, as part of an industry-wide review, S&P lowered its senior debt rating on Radian Group to CCC from BB and its insurance financial strength ratings on our mortgage insurance subsidiaries to BB- from BBB+. In lowering its ratings for Radian Group and our mortgage insurance subsidiaries, S&P cited a significant increase in its estimate of mortgage insurance losses for loans insured through the flow channel of business, as well as the impact of these losses on mortgage insurers’ operating results, capitalization and competitive positions. As part of this ratings action, S&P also lowered its ratings on our financial guaranty subsidiaries from BBB+ to BBB-, citing Radian Asset Assurance’s relationship with Radian Guaranty, its parent company.

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The current downturn in the housing and related credit markets, characterized by a continuing decline in home prices in certain markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our business segments. There is a great deal of uncertainty regarding our ultimate loss performance. The potential for a deepening and prolonged recession in the U.S., including rising unemployment rates, may add further stress to the performance of our insured assets. Conversely, our performance may be impacted by private and governmental initiatives to support homeowners and to stimulate the economy.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults.    On-going deterioration in the U.S. housing and mortgage credit markets resulted in a 9.7% increase in first-lien defaults during the first quarter of 2009, which compares favorably to the 16.0% and 23.1% increase in first-lien defaults added during the third and fourth quarters of 2008, respectively. Overall, the underlying trend of higher defaults continues to be driven by poor performance of our late 2005 through early 2008 books of business. Defaults have been increasing across all of our mortgage insurance product lines. Ongoing deterioration in markets in California and Florida, where housing values have declined significantly, continues to have a significant negative impact on our mortgage insurance business results. In light of current market trends, we expect new first-lien defaults to continue to increase throughout 2009.

•

Loss Provision.    In addition to the increase in new defaults during the first quarter, our mortgage insurance loss provision at March 31, 2009 continued to be negatively impacted by higher average loan balances on delinquent loans and the aging of existing defaults moving to claim. In developing our loss reserve estimate for the first quarter of 2009, we updated our loss assumptions to incorporate more recent experience with respect to the amount of claims that we are denying or rescinding due to our heightened loss management efforts in the current environment. Due to these efforts, we have seen a significant increase in the number of claims being rescinded or denied due to fraud or other factors, which has had a positive overall impact on the rate of defaults resulting in claim payments. We expect this trend to continue in the current environment, in particular with respect to our 2005 through 2007 insured portfolios. Claims paid in the first quarter of 2009 were $240.1 million, compared to $190.2 for the first quarter of 2008. Claims paid in the first quarter of 2009 included $65 million related to a settlement of a large second-lien transaction. We expect to pay total mortgage insurance claims (including second-liens) of approximately $1.2 billion to $1.4 billion in total during 2009. Recent legislation and loan modification programs by the U.S. Treasury and certain of our lender customers aimed at mitigating the current housing downturn could have a positive impact on our business by potentially reducing the number of defaults going to claim. Many of these programs are in the early stages of implementation and we cannot be certain of their impact on our business, results of operations, or the timing of any potential impact. In addition, various government entities and lenders have imposed moratoriums on foreclosures, some of which have recently been lifted. We could experience an increase in claims paid as these moratoriums expire or are lifted.

•

Smart Home/Captives.    We protected against some of our losses relating to riskier products that we insured by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transferred risk to investors in the capital markets. Approximately 3.6% of our primary mortgage insurance risk in force was included in Smart Home transactions at March 31, 2009. Ceded losses recoverable related to Smart Home were $89.7 million at March 31, 2009. In addition to Smart Home, we have transferred a substantial portion of our risk to captive reinsurance companies affiliated with our lender-customers. We currently have 45 captive reinsurance arrangements operating on a run-off basis, meaning that no new business is being placed in these captives. We also currently have 16 active captive reinsurance arrangements in which new business continues to be placed, however we expect that many of these arrangements may be placed into run-off in the near future.

As a result of the significant amount of losses that we have incurred in our mortgage insurance business, as of March 31, 2009, we had received total reinsurance recoveries from Smart Home and captive reinsurance of approximately $5.6 million, and had current ceded losses recoverable of $536.8 million at March 31, 2009. Our mortgage insurance provision for losses for the quarter ended March 31, 2009 was reduced by $46.3 million due to recoverables from captive transactions. We are approaching the maximum amount that we may recover under our Smart Home and captive arrangements, and therefore, we expect a limited amount of capital relief from these arrangements in future quarters.

•

New Insurance Written.    We experienced a 39.8% decrease in traditional flow business during the first quarter of 2009, compared to the first quarter of 2008. Overall, primary new insurance written decreased by 45.5% in the first quarter of 2009, compared to the first quarter of 2008. This decrease is mainly the result of a decrease in the volume of mortgage originations during the current housing and economic downturn, our more restrictive underwriting guidelines, the absence of a secondary market for mortgage securitizations and increased competition from the Federal Housing Administration (“FHA”). Throughout 2008 and 2009, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, we have experienced a positive shift in our overall business mix. For the quarter ended March 31, 2009, approximately 99.8% of our new business production was categorized as prime business, compared to 89.5% for the quarter ended March 31, 2008.

•

Persistency.    The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any twelve-month period was 87.0% for the twelve months ended March 31, 2009, compared to 77.5% for the twelve months ended March 31, 2008. This increase was mainly due to a decline in refinancing activity as a result of home price depreciation, tighter underwriting standards and an overall decrease in the lending capacity among mortgage originators. Although we expect persistency rates will decrease somewhat due to the recent high level of refinancings, we expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

Discontinued Non-Traditional Products

•

NIMS.    Our exposure to NIMS was $430.9 million at March 31, 2009, down from $438.3 million at December 31, 2008, in part due to our purchase of certain NIMS that we insure. We expect all of our exposure to NIMS to result in credit losses. We began paying principal claims on our insured NIMS during the first quarter of 2009 and expect that most claim payments will be made in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of March 31, 2009 was $236.2 million. Our carrying value includes the net present value of our total expected credit losses and incorporates the market’s perception of our non-performance risk, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). We continued our loss-mitigation initiatives with respect to NIMS in the first quarter of 2009 by purchasing additional NIMS that we guarantee, which reduced our exposure by $1.4 million. The NIMS purchased are accounted for as derivative assets and are recorded at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted. Upon purchase, our liability representing the unrealized loss associated with the purchased NIMS is eliminated. The difference between the amount we pay for the NIMS and the sum of the fair value of the NIMS and the eliminated liability represents the net impact to earnings. The overall impact to our financial statements as a result of these purchases has been immaterial.

•

Second-lien Mortgages.    Our second-lien reserves declined during the first quarter of 2009 to approximately $112.0 million. Our premium deficiency for second-liens also decreased during the first quarter by approximately $48.2 million, resulting in a total premium deficiency reserve for second-liens of approximately $38.7 million at March 31, 2009. As of March 31, 2009, our total exposure to second-liens was approximately $383.9 million, down from $622.1 million at December 31, 2008, primarily due to the negotiated settlement of a large second-lien mortgage insurance transaction (comprising the worst performing second-lien collateral in our portfolio) in January 2009. As of March 31, 2009, we had reserves of approximately $150.7 million against our second-lien portfolio, or approximately 39.2% of the total exposure.

•

Credit Default Swaps.    As of March 31, 2009, our total exposure to domestic mortgage insurance CDS on residential mortgage-backed securities (“RMBS”) was approximately $123.2 million, with a total fair value liability for these transactions of $63.9 million. In April 2009, we entered into an agreement to terminate four of our five remaining domestic CDS transactions, eliminating almost all of our exposure in exchange for a payment of $62.0 million. This payment was considered when determining the fair value liability recorded for these transactions as of March 31, 2009. The one remaining domestic mortgage insurance CDS transaction was terminated in May 2009, with a payment equal to our liability of $1.9 million at March 31, 2009.

Our exposure to international mortgage insurance CDS at March 31, 2009 consists of two CDSs referencing RMBS bonds related to mortgage loans in Germany and the Netherlands. The first CDS contains prime, low loan-to-value (“LTV”) mortgages originated in Germany. Our remaining exposure to this transaction, which is rated AAA, was approximately $3.0 billion as of March 31, 2009, with remaining subordination of approximately $233.2 million. The second transaction contains prime, low LTV mortgages originated in the Netherlands. Our remaining exposure to this transaction was approximately $118 million as of March 31, 2009, with remaining subordination of $14.6 million. We have insured several tranches in the Netherlands transaction, which are rated between BBB and AAA, with over half of our exposure in the AAA category. Both of these transactions are performing well, and we do not currently expect to pay claims on either of these transactions. As of March 31, 2009, we had a fair value liability of $24.1 million on our remaining international CDS transactions.

Financial Guaranty

•

Net Par Outstanding.    Our financial guaranty net par outstanding increased in the first quarter of 2009 by $2.1 billion, as compared to December 31, 2008, primarily due to our implementation of SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 60 (“SFAS No. 163”),” and not as a result of our writing new business. Year-over-year, our net par outstanding decreased by 12.0% from $116.8 billion as of March 31, 2008 to $102.8 billion as of March 31, 2009. This reduction in outstanding net par was primarily due to recaptures of reinsurance business by certain of our primary reinsurance customers in 2008, negotiated settlements of certain CDO obligations, prepayments or refundings of public finance transactions and the amortization or scheduled maturity of our insured portfolio. As a result of the downgrade of Radian Asset Assurance’s financial strength ratings by S&P in June 2008, four of our reinsurance customers recaptured all of their business ceded to us and we agreed to allow another reinsurance customer to take back a portion of its business (the “2008 FG Recaptures”). As a result of these transactions, our net assumed par outstanding, written premiums, earned premiums and net present value of expected future installment premiums were reduced in the aggregate by $7.3 billion, $51.0 million, $17.1 million and $10.6 million, respectively. In light of our decision to discontinue writing new business as discussed above, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to reduce prudently our financial guaranty risk in force.

•

Credit Performance.    We experienced continued deterioration in our financial guaranty portfolio during the first quarter of 2009, primarily due to continued deterioration in housing and consumer finance markets, as well as in corporate and banking sectors. Our internal ratings for our exposure to domestic RMBS outside of our insured CDO portfolio continued to deteriorate, with 55.2% of the net par outstanding rated below investment-grade as of March 31, 2009, compared to 45.6% as of December 31, 2008. All below investment grade domestic RMBS exposure is on our Watch List and reserves have been established for these transactions, as appropriate. Deterioration has occurred across all four types of RMBS products (subprime, prime, Alternative-A (“Alt-A”), and second-to-pay), with the greatest deterioration over the past quarter in Alt-A. Our two CDO of ABS transactions have also shown deterioration with one transaction having been downgraded internally from AAA to AA- and significant further deterioration in the underlying collateral of the other CDO of ABS transaction.

Our internal ratings on our CDO portfolio migrated downward during the first quarter of 2009 with 11.0% of our net par exposure rated BBB or below as of March 31, 2009, compared to 3.7% as of December 31, 2008. Our directly insured corporate CDO portfolio remains highly rated. Based on our internal ratings as of March 31, 2009, 85.6% of our aggregate net par exposure with respect to corporate CDOs had subordination at or above the level of subordination necessary to warrant a AAA rating, while only 1.1% of such exposure was below investment grade.

Our weighted-average internal rating for all direct, first-to-pay TruPs CDOs transactions declined, from A- to BB+, and the weighted-average internal rating of our three second-to-pay TruPs CDOs also declined, from A+ to BBB, since December 31, 2008. While there was some deterioration in the performance of the underlying collateral in our CDO of commercial mortgage-backed securities (“CMBS”) portfolio over the past quarter, the ratings of these four transactions remain unchanged.

Our insured healthcare portfolio continued to experience credit deterioration during the first quarter of 2009. Our insured education portfolio also continued to experience stress due to declining philanthropy and investment returns. Although states and municipalities are experiencing stress from the economic downturn, the government-related credits in our insured portfolio generally have not shown material deterioration to date.

See “Results of Operations—Financial Guaranty—Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008—Provision for Losses” below for additional information regarding material changes in the credit performance of our insured financial guaranty portfolio.

Financial Services

Net income for Sherman was down by approximately 37% for the first quarter of 2009, compared to the first quarter of 2008. Reduced business volumes led to a decrease in revenues from Sherman’s credit card origination business. In addition, Sherman also had a decrease in operating and servicing expenses. Our share of Sherman’s net income was $10.6 million for the first quarter of 2009, compared to $12.5 million for the first quarter of 2008. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Our financial results for the first quarter of 2009 were significantly impacted by unrealized losses on our derivative assets and liabilities. The cumulative unrealized gain attributable to the market’s perception of our non-performance risk decreased by approximately $671 million during the first quarter of 2009 as presented in the table below. The decrease was primarily the result of the tightening of our credit default swap spread, which decreased by 414 basis points during the quarter. Credit spreads on underlying collateral tightened during the quarter, which resulted in unrealized gains on these positions that partially offset the reduction of the cumulative unrealized gain related to our non-performance risk. The results for the quarter ended March 31, 2008 included the impact of a change to our valuation methodology, adopted prospectively on January 1, 2008, that incorporates the market’s perception of our non-performance risk into the valuation. This change in methodology is required under the provisions of SFAS No. 157. The following table quantifies the impact of our non-performance risk on our derivative assets and liabilities (in aggregate by type) presented in our condensed consolidated balance sheets.

	January 1 2008	March 31 2008	December 31 2008	March 31 2009
Radian Group five-year CDS spread	628	1,095	2,466	2,052
(in basis points)

Product ($ in millions)	Cumulative Unrealized Gain at December 31, 2008	Cumulative Unrealized Gain at March 31, 2009
Corporate CDOs	$4,197.1	$3,432.8
Non-Corporate CDOs	948.7	1,082.7
NIMS and other	440.0	399.5

Total	$5,585.8	$4,915.0

Results of Operations—Consolidated

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

The following table summarizes our consolidated results of operations for the quarters ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31		% Change
	2009	2008	2009 vs. 2008
Net (loss) income	$(217,437)	$195,638	n/m
Net premiums written—insurance	156,756	244,306	(35.8)%
Net premiums earned—insurance	211,215	241,921	(12.7)
Net investment income	56,283	65,979	(14.7)
Change in fair value of derivative instruments	(284,416)	707,809	n/m
Net gains (losses) on other financial instruments	24,246	(54,884)	n/m
Other income	4,132	3,614	14.3
Provision for losses	326,754	582,711	(43.9)
Provision for premium deficiency	(48,184)	18,090	n/m
Policy acquisition costs	13,954	23,906	(41.6)
Other operating expenses	51,602	55,141	(6.4)
Interest expense	12,299	12,493	(1.6)
Equity in net income of affiliates	10,552	12,526	(15.8)
Income tax (benefit) provision	(116,976)	88,986	n/m

n/m – not meaningful

Net (Loss) Income.    We had a net loss of $217.4 million for the first quarter of 2009 or $2.69 per share (diluted), compared to net income of $195.6 million or $2.44 per share (diluted) for the first quarter of 2008. The decrease in earnings for 2009 was mainly due to the change in fair value of derivative instruments related to the market’s perception of our non-performance risk, as discussed above. Our 2009 losses were partially offset by gains on other financial instruments, a decrease in our second-lien premium deficiency reserve and an income tax benefit.

Net Premiums Written and Earned.    Consolidated net premiums written for the first quarter of 2009 were $156.8 million, a decrease of $87.5 million or 35.8% from $244.3 million written in the first quarter of 2008. Consolidated net premiums earned for the first quarter of 2009 were $211.2 million, a decrease of $30.7 million or 12.7% from $241.9 million earned in the first quarter of 2008. Premiums written and earned in our mortgage insurance segment decreased as a result of an industry-wide decline in the amount of new mortgage insurance written. In addition, our net premiums earned were adversely affected as a result of an increase in expected premium refunds due to our expectation of increased rescissions. In addition, we discontinued writing new financial guaranty business in the second half of 2008, which further contributed to the decrease in 2009 premiums written and earned.

Net Investment Income.    Net investment income of $56.3 million for the first quarter of 2009 declined by $9.7 million or 14.7% from $66.0 million in the first quarter of 2008. This decrease in net investment income was due to a decrease in yields on invested assets, primarily as a result of a significant increase in the allocation of the portfolio to short-term investments during the last two quarters in anticipation of future claim payments.

Change in Fair Value of Derivative Instruments.    For the quarter ended March 31, 2009, the change in fair value of derivative instruments was a net loss of $284.4 million, compared to a net gain of $707.8 million for the quarter ended March 31, 2008. Change in fair value of derivative instruments reflects the impact of the adoption of SFAS No. 157 on January 1, 2008 as discussed above. The change in fair value of derivative instruments for the three months ended March 31, 2009 and 2008 is detailed as follows:

	Three Months Ended March 31
	2009	2008
Net premiums earned—derivatives	$14.7	$25.2
Financial Guaranty credit derivatives	(267.8)	580.9
NIMS	(4.3)	96.5
Mortgage Insurance domestic and international CDS	(21.4)	(32.3)
Put options on committed preferred securities (“CPS”)	(0.9)	41.4
Other	(4.7)	(3.9)

Change in fair value of derivative instruments	$(284.4)	$707.8

Net Gains (Losses) on Other Financial Instruments.    Net gains on other financial instruments for the first quarter of 2009 were $24.2 million, compared to $54.9 million of net losses for the first quarter of 2008. Included in 2009 net gains were: (i) $34.7 million of net gains related to the change in fair value of hybrid securities, convertible bonds and trading securities in our investment portfolio; (ii) $15.0 million of net realized gains on sales of available for sale securities in our investment portfolio; and (iii) $6.2 million of gains related to the change in fair value of NIMS variable interest entities (“VIE”) debt. These gains were partially offset by $25.3 million of net losses on the sale of hybrid securities in our investment portfolio. The first quarter of 2008 included $62.7 million of net losses related to changes in the fair value of hybrid securities, convertible bonds and trading securities.

Other Income.    Other income increased to $4.1 million for the first quarter of 2009 from $3.6 million for the first quarter of 2008, mainly due to an increase in mortgage insurance contract underwriting income as a result of higher demand and increased pricing.

Provision for Losses.    The provision for losses for the first quarter of 2009 was $326.8 million, a decrease of $255.9 million from $582.7 million reported for the first quarter of 2008. The decrease in the provision for losses for the mortgage insurance segment was primarily driven by an increase in our assumptions regarding the number of claims being rescinded or denied due to fraud or other factors, which has had a positive impact on the number of defaults that result in a claim payment, and a smaller increase in defaults in the first quarter of 2009 compared to the first quarter of 2008. Partially offsetting this was an increase in the number of delinquent loans and larger delinquent loan balances. See “Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008—Provision for Losses” below. The provision for losses for our financial guaranty segment reflects continued deterioration in our public finance direct and structured finance reinsurance lines of business, partially offset by favorable loss development in our structured finance direct business and a reduction in expected claim payments on a case reserve claim.

Provision for Premium Deficiency.    The reserve for second-lien premium deficiency decreased by $48.2 million in the first quarter of 2009 compared to an increase of $18.1 million in the first quarter of 2008. We reassess our expectations for premiums and losses and expenses each quarter and update our premium deficiency accordingly. In the first quarter of 2009, we recorded a decrease in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves. Also impacting the provision for premium deficiency in the first quarter of 2009 was an increase in expected future losses on our second-lien business. No provision was deemed necessary for our first-lien book of business for either period presented.

Policy Acquisition Costs.    Policy acquisition costs were $14.0 million for the first quarter of 2009, a decrease of $9.9 million or 41% from $23.9 million for the first quarter of 2008. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly. The total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. During the second quarter of 2008, we wrote-off all deferred acquisition costs on our domestic first-lien business originated prior to July 2008 in connection with the establishment of a first-lien premium deficiency reserve for this business, which reduced the base asset to be amortized.

Other Operating Expenses.    Other operating expenses were $51.6 million in the first quarter of 2009 compared to $55.1 million in the first quarter of 2008. The decrease in other operating expenses in 2009 was primarily due to a reduction in employee costs in our financial guaranty business.

Interest Expense.    Interest expense for the first quarter of 2009 was $12.3 million, which is a slight decrease from $12.5 million for the first quarter of 2008. During the second half of 2008, we reduced the outstanding principal amount of our revolving credit facility from $200 million to $100 million as of December 31, 2008.

Equity in Net Income of Affiliates.    Equity in net income of affiliates was $10.6 million in the first quarter of 2009, compared to $12.5 million in the first quarter of 2008. For more information, see “Results of Operations—Financial Services” below.

Income Tax (Benefit) Provision.    We recorded an income tax benefit of $117.0 million for the first quarter of 2009 compared to an $89.0 million income tax provision for the first quarter of 2008. The consolidated effective tax rate was 35.0% for the first quarter of 2009, compared to 31.3% for the first quarter of 2008. The higher tax rate for the first quarter of 2009 primarily reflects the benefits realized from losses incurred and our tax-advantaged securities, partially offset by an increase in tax expense relating to FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”).

Results of Operations—Mortgage Insurance

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

The following table summarizes our mortgage insurance segment’s results of operations for the quarters ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31		% Change
	2009	2008	2009 vs. 2008
Net loss	$(88,797)	$(226,456)	60.8%
Net premiums written—insurance	161,959	211,251	(23.3)
Net premiums earned—insurance	177,883	204,265	(12.9)
Net investment income	31,345	38,845	(19.3)
Change in fair value of derivative instruments	(28,576)	71,769	n/m
Net gains (losses) on other financial instruments	12,276	(36,733)	n/m
Other income	3,818	3,491	9.4
Provision for losses	321,684	571,008	(43.7)
Provision for premium deficiency	(48,184)	18,090	n/m
Policy acquisition costs	5,739	13,460	(57.4)
Other operating expenses	35,694	34,170	4.5
Interest expense	5,694	7,090	(19.7)
Income tax benefit	(35,084)	(135,725)	(74.2)

n/m – not meaningful

Net Loss.    Our mortgage insurance segment’s net loss for the first quarter of 2009 was $88.8 million, compared to a $226.5 million net loss for the first quarter of 2008. The decrease in net loss for 2009 was mainly a result of a reduction in the provision for losses, primarily due to a change in assumptions regarding our denials and rescissions of claims as discussed above.

Net Premiums Written and Earned.    Net premiums written were $162.0 million for the first quarter of 2009, a decrease of $49.3 million or 23.3% compared to $211.3 million written in the first quarter of 2008. Net premiums earned in the first quarter of 2009 were $177.9 million, a decrease of $26.4 million or 12.9% compared to $204.3 million earned in the first quarter of 2008. Premiums written and earned decreased during 2009 primarily as the result of the overall industry-wide decrease in the volume of primary new insurance written during 2008 and 2009 and, with respect to premiums earned, the decrease in other risk written during 2007. In particular, we ceased writing second-lien business in the second half of 2007, which resulted in a decrease in premiums earned from this product in 2008 and 2009 as this business runs off. In addition, our net premiums earned were adversely affected as a result of an increase in expected premium refunds due to our expectation of increased rescissions. We have also reduced the level of international business written, resulting in a reduction of premiums written and earned.

The following table provides additional information related to premiums written and earned for the three month periods indicated:

	Three Months Ended
	March 31 2009	March 31 2008
Premiums written (in thousands)
Primary and Pool Insurance	$161,414	$200,477
Second-lien	(86)	3,481
International	631	7,293

Total Premiums written—insurance	$161,959	$211,251

Premiums earned (in thousands)
Primary and Pool Insurance	$170,547	$193,483
Second-lien	1,236	6,164
International	6,100	4,618

Total Premiums earned—insurance	$177,883	$204,265

Smart Home (in thousands)
Ceded premiums written	$2,691	$3,240
Ceded premiums earned	$2,691	$3,240

Net Investment Income.    Net investment income attributable to our mortgage insurance segment for the first quarter of 2009 was $31.3 million, compared to $38.8 million for the first quarter of 2008. The decrease in investment income in the first quarter of 2009 reflects a decrease in yields related to invested assets compared to the first quarter of 2008 as a larger percentage of our portfolio has been shifted to short-term investments in the past two quarters in anticipation of future claim payments.

Change in Fair Value of Derivative Instruments.    The change in the fair value of derivative instruments was a loss of $28.6 million for the first quarter of 2009, compared to a gain of $71.8 million for the first quarter of 2008. Results for 2009 reflect a $4.3 million loss on NIMS and a $21.4 million loss on domestic and international CDS, compared to a $96.5 million gain on NIMS and a $32.3 million loss on domestic and international CDS in the first quarter of 2008.

Net Gains (Losses) on Other Financial Instruments.    Net gains on other financial instruments in our mortgage insurance business were $12.3 million for the first quarter of 2009, compared to $36.7 million of net losses for the first quarter of 2008. Included in the first quarter of 2009 were: (i) gains related to the change in fair value of hybrid securities and trading securities in our investment portfolio of $26.4 million and (ii) $6.2 million of gains related to change in fair value of the NIMS VIE debt. Offsetting these gains are losses of $13.9 million related to the sale of securities. Included in the first quarter of 2008 were losses related to changes in fair value of hybrid and trading securities of $46.4 million.

Other Income.    Other income for the first quarter of 2009 was $3.8 million, a $0.3 million increase from $3.5 million in the first quarter of 2008. Other income mostly includes income related to contract underwriting services, which was slightly higher in the first quarter of 2009 as a result of an increase in demand and increased pricing.

Provision for Losses.    The provision for losses for the first quarter of 2009 was $321.7 million, compared to $571.0 million for the first quarter of 2008. The decrease was primarily driven by a change in our loss reserve assumptions to reflect an increase in denials and rescissions of mortgage insurance claims. Also, total defaults increased 9.7% in the first quarter of 2009 compared to an increase of 13.6% in the first quarter of 2008.

Provision for Premium Deficiency.    The reserve for second-lien premium deficiency decreased by $48.2 million in the first quarter of 2009, compared to an increase of $18.1 million in the first quarter of 2008, primarily due to the transfer of premium deficiency reserves to loss reserves to reflect new delinquencies. Also impacting the provision for premium deficiency was an increase in expected losses on our second-lien business. No provision was deemed necessary for our first-lien book of business for either period presented. See “Critical Accounting Policies—Reserve for Premium Deficiency” below for a description of our reserving process.

Policy Acquisition Costs.    Policy acquisition costs were $5.7 million for the first quarter of 2009, a decrease from $13.5 million for the first quarter of 2008. The decrease in policy acquisition costs in the first quarter of 2009 can be attributed to the write-off of all deferred acquisition costs related to our domestic first-lien business in June 2008, in connection with the establishment of a first-lien premium deficiency reserve, which reduced the base asset to be amortized. Offsetting this impact was an increase in persistency rates, which lengthens the period of time over which the asset is amortized.

Other Operating Expenses.    Other operating expenses were $35.7 million for the first quarter of 2009, an increase of $1.5 million or 4.5% compared to $34.2 million for the first quarter of 2008. The increase in other operating expenses in 2009 was primarily due to an increase in the contract underwriting reserve and legal fees. Contract underwriting expenses for the quarters ended March 31, 2009 and 2008, including the impact of reserves for remedies as well as higher fees, were $5.5 million and $5.7 million, respectively. During the first quarter of 2009, loans underwritten via contract underwriting for flow business accounted for 15.2% of applications, 12.6% of commitments for insurance and 12.2% of insurance certificates issued, compared to 11.1%, 10.6% and 9.1%, respectively, for the first quarter of 2008.

Interest Expense.    Interest expense for the first quarter of 2009 was $5.7 million, compared to $7.1 million for the first quarter of 2008. Both periods include an allocation to the mortgage insurance segment of interest on our long-term debt and other borrowings.

Income Tax Benefit.    We recorded an income tax benefit of $35.1 million for the first quarter of 2009, compared to a $135.7 million income tax benefit for the first quarter of 2008. The effective tax rate for our mortgage insurance segment was 28.3% for the first quarter of 2009, compared to 37.5% for the first quarter of 2008. The lower tax rate for the first quarter of 2009 reflects a decrease in tax benefits generated from our tax-advantaged securities and an increase in tax expenses relating to FIN 48.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	March 31 2009		December 31 2008		March 31 2008
	($ in millions)
Primary new insurance written (“NIW”)
Flow	$5,587	99.6%	$5,025	99.7%	$9,284	90.2%
Structured	23	0.4	14	0.3	1,013	9.8

Total Primary	$5,610	100.0%	$5,039	100.0%	$10,297	100.0%

Flow
Prime	$5,574	99.8%	$5,003	99.6%	$8,208	88.4%
Alt-A	9	0.1	16	0.3	583	6.3
A minus and below	4	0.1	6	0.1	493	5.3

Total Flow	$5,587	100.0%	$5,025	100.0%	$9,284	100.0%

Structured
Prime	$23	100.0%	$13	92.9%	$1,012	99.9%
Alt-A	—	—	1	7.1	1	0.1

Total Structured	$23	100.0%	$14	100.0%	$1,013	100.0%

Total
Prime	$5,597	99.8%	$5,016	99.6%	$9,220	89.5%
Alt-A	9	0.1	17	0.3	584	5.7
A minus and below	4	0.1	6	0.1	493	4.8

Total Primary	$5,610	100.0%	$5,039	100.0%	$10,297	100.0%

	Three Months Ended
	March 31 2009		December 31 2008		March 31 2008
	($ in millions)
Total Primary New Insurance Written by FICO (a) Score
Flow
>=740	$3,868	69.3%	$2,880	57.3%	$3,466	37.3%
680-739	1,583	28.3	1,725	34.3	3,615	38.9
620-679	136	2.4	419	8.4	1,938	20.9
<=619	—	—	1	—	265	2.9

Total Flow	$5,587	100.0%	$5,025	100.0%	$9,284	100.0%

Structured
>=740	$17	73.9%	$10	71.4%	$634	62.6%
680-739	6	26.1	4	28.6	369	36.4
620-679	—	—	—	—	10	1.0

Total Structured	$23	100.0%	$14	100.0%	$1,013	100.0%

Total
>=740	$3,885	69.3%	$2,890	57.4%	$4,100	39.8%
680-739	1,589	28.3	1,729	34.3	3,984	38.7
620-679	136	2.4	419	8.3	1,948	18.9
<=619	—	—	1	—	265	2.6

Total Primary	$5,610	100.0%	$5,039	100.0%	$10,297	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.

	Three Months Ended
	March 31 2009		December 31 2008		March 31 2008
Percentage of primary new insurance written
Refinances		48%		17%		40%
95.01% LTV (b) and above		<1%		1%		20%
Adjustable Rate Mortgages (“ARMs”)
Less than 5 years		<1%		1%		1%
5 years and longer		<1%		3%		6%
Primary risk written ($ in millions)
Flow	$1,193	99.7%	$1,177	99.8%	$2,316	89.7%
Structured	3	0.3	2	0.2	266	10.3

Total	$1,196	100.0%	$1,179	100.0%	$2,582	100.0%

(b)	LTV ratios: The ratio of the original loan amount to the original value of the property.

	March 31 2009		December 31 2008		March 31 2008
	($ in millions)
Primary insurance in force
Flow	$122,656	78.8%	$121,439	78.2%	$110,020	74.9%
Structured	33,012	21.2	33,800	21.8	36,929	25.1

Total Primary	$155,668	100.0%	$155,239	100.0%	$146,949	100.0%

Prime	$113,117	72.7%	$111,558	71.9%	$99,721	67.9%
Alt-A	31,826	20.4	32,623	21.0	34,949	23.8
A minus and below	10,725	6.9	11,058	7.1	12,279	8.3

Total Primary	$155,668	100.0%	$155,239	100.0%	$146,949	100.0%

Primary risk in force
Flow	$30,537	87.3%	$30,388	86.9%	$27,751	84.6%
Structured	4,443	12.7	4,563	13.1	5,041	15.4

Total Primary	$34,980	100.0%	$34,951	100.0%	$32,792	100.0%

Flow
Prime	$25,129	82.3%	$24,815	81.7%	$21,810	78.6%
Alt-A	3,475	11.4	3,584	11.8	3,788	13.6
A minus and below	1,933	6.3	1,989	6.5	2,153	7.8

Total Flow	$30,537	100.0%	$30,388	100.0%	$27,751	100.0%

Structured
Prime	$2,331	52.5%	$2,390	52.4%	$2,577	51.1%
Alt-A	1,378	31.0	1,412	30.9	1,554	30.8
A minus and below	734	16.5	761	16.7	910	18.1

Total Structured	$4,443	100.0%	$4,563	100.0%	$5,041	100.0%

Total
Prime	$27,460	78.5%	$27,205	77.8%	$24,387	74.4%
Alt-A	4,853	13.9	4,996	14.3	5,342	16.3
A minus and below	2,667	7.6	2,750	7.9	3,063	9.3

Total Primary	$34,980	100.0%	$34,951	100.0%	$32,792	100.0%

	March 31 2009		December 31 2008		March 31 2008
	($ in millions)
Total Primary Risk in Force by FICO Score
Flow
>=740	$9,839	32.2%	$9,436	31.1%	$7,570	27.3%
680-739	11,234	36.8	11,253	37.0	10,269	37.0
620-679	8,002	26.2	8,195	27.0	8,262	29.8
<=619	1,462	4.8	1,504	4.9	1,650	5.9

Total Flow	$30,537	100.0%	$30,388	100.0%	$27,751	100.0%

Structured
>=740	$1,205	27.1%	$1,233	27.0%	$1,293	25.6%
680-739	1,394	31.4	1,422	31.2	1,517	30.1
620-679	1,167	26.3	1,205	26.4	1,380	27.4
<=619	677	15.2	703	15.4	851	16.9

Total Structured	$4,443	100.0%	$4,563	100.0%	$5,041	100.0%

Total
>=740	$11,044	31.6%	$10,669	30.5%	$8,863	27.0%
680-739	12,628	36.1	12,675	36.3	11,786	36.0
620-679	9,169	26.2	9,400	26.9	9,642	29.4
<=619	2,139	6.1	2,207	6.3	2,501	7.6

Total Primary	$34,980	100.0%	$34,951	100.0%	$32,792	100.0%

Percentage of primary risk in force
Refinances	31%		30%		31%
95.01% LTV and above	22%		22%		24%
ARMs
Less than 5 years	8%		9%		11%
5 years and longer	9%		9%		9%

	March 31 2009		December 31 2008		March 31 2008
	($ in millions)
Total primary risk in force by LTV
85.00% and below	$3,613	10.3%	$3,598	10.3%	$3,685	11.2%
85.01% to 90.00%	12,571	35.9	12,331	35.3	11,102	33.9
90.01% to 95.00%	11,213	32.1	11,217	32.1	10,079	30.7
95.01% and above	7,583	21.7	7,805	22.3	7,926	24.2

Total Primary	$34,980	100.0%	$34,951	100.0%	$32,792	100.0%

Total primary risk in force by policy year
2005 and prior	$11,083	31.7%	$11,526	33.0%	$13,213	40.2%
2006	5,015	14.3	5,196	14.9	5,728	17.5
2007	10,410	29.8	10,711	30.6	11,300	34.5
2008	7,298	20.9	7,518	21.5	2,551	7.8
2009	1,174	3.3	—	—	—	—

Total Primary	$34,980	100.0%	$34,951	100.0%	$32,792	100.0%

	March 31 2009		December 31 2008		March 31 2008
	($ in millions)
Pool risk in force
Prime	$2,058	70.7%	$2,090	70.8%	$2,113	70.6%
Alt-A	289	9.9	291	9.9	292	9.7
A minus and below	564	19.4	569	19.3	590	19.7

Total pool risk in force	$2,911	100.0%	$2,950	100.0%	$2,995	100.0%

	March 31 2009	December 31 2008	March 31 2008
	($ in millions)
Other risk in force
Second-lien
1st loss	$244	$267	$336
2nd loss	140	355	507
NIMS	431	438	522
International
1st loss-Hong Kong primary mortgage insurance	389	413	517
Reinsurance	170	153	125
Credit default swaps	3,072	3,361	8,872
Other
Domestic credit default swaps	123	132	212

Total other risk in force	$4,569	$5,119	$11,091

In January 2009, we settled a second-lien mortgage insurance transaction, which reduced our risk in force by approximately $209 million.

	March 31 2009	December 31 2008	March 31 2008
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	627,386	624,970	582,261
Number of loans in default	50,217	44,575	22,806
Percentage of loans in default	8.00%	7.13%	3.92%

Alt-A
Number of insured loans	66,952	68,948	73,672
Number of loans in default	18,628	16,959	10,014
Percentage of loans in default	27.82%	24.60%	13.59%

A minus and below
Number of insured loans	57,576	59,189	64,193
Number of loans in default	15,999	15,768	10,411
Percentage of loans in default	27.79%	26.64%	16.22%

Total Flow
Number of insured loans	751,914	753,107	720,126
Number of loans in default	84,844	77,302	43,231
Percentage of loans in default	11.28%	10.26%	6.00%

Structured
Prime
Number of insured loans	65,727	67,165	72,264
Number of loans in default	7,331	6,692	5,434
Percentage of loans in default	11.15%	9.96%	7.52%

Alt-A
Number of insured loans	78,901	80,491	87,325
Number of loans in default	21,600	18,747	12,056
Percentage of loans in default	27.38%	23.29%	13.81%

A minus and below
Number of insured loans	21,449	22,315	26,342
Number of loans in default	7,542	7,812	8,404
Percentage of loans in default	35.16%	35.01%	31.90%

Total Structured
Number of insured loans	166,077	169,971	185,931
Number of loans in default	36,473	33,251	25,894
Percentage of loans in default	21.96%	19.56%	13.93%

Total Primary Insurance
Prime
Number of insured loans	693,113	692,135	654,525
Number of loans in default	57,548	51,267	28,240
Percentage of loans in default	8.30%	7.41%	4.31%

Alt-A
Number of insured loans	145,853	149,439	160,997
Number of loans in default	40,228	35,706	22,070
Percentage of loans in default	27.58%	23.89%	13.71%

A minus and below
Number of insured loans	79,025	81,504	90,535
Number of loans in default	23,541	23,580	18,815
Percentage of loans in default	29.79%	28.93%	20.78%

Total Primary
Number of insured loans	917,991	923,078	906,057
Number of loans in default	121,317 (1)	110,553 (1)	69,125 (1)
Percentage of loans in default	13.22%	11.98%	7.63%

Pool insurance
Number of loans in default	33,267 (2)	32,677 (2)	26,983 (2)

(1)	Includes approximately 627, 539 and 1,504 defaults at March 31, 2009, December 31, 2008, and March 31, 2008, respectively, where reserves had not been established because no claim payment was anticipated primarily due to deductibles.
(2)	Includes approximately 20,454, 21,719 and 20,417 defaults at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, where reserves had not been established because no claim payment was anticipated primarily due to deductibles.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been past due for 60 days.

The total number of loans in default, including second-liens, increased from 153,259 at December 31, 2008 to 163,449 at March 31, 2009. The average loss reserve per default decreased from $19,509 at December 31, 2008 to $19,067 at March 31, 2009. Primary and pool defaults at March 31, 2009 included approximately 627 and 20,454 defaults, respectively, on loans where reserves have not been established because no claim payment was anticipated primarily due to deductibles. At December 31, 2008, primary and pool defaults included approximately 539 and 21,719 defaults, respectively, on loans where no reserve has been established primarily due to deductibles. Excluding those defaults without a related reserve, the average loss reserve per default was $21,891 and $22,824 at March 31, 2009 and December 31, 2008, respectively.

	Three Months Ended
	March 31 2009		December 31 2008	March 31 2008
	(In thousands)
Direct claims paid:
Prime	$69,459		$87,990	$60,658
Alt-A	46,270		58,262	35,732
A minus and below	36,730		48,701	48,361
Second-lien and other	87,607	(1)	44,778	45,437

Total	$240,066		$239,731	$190,188

Average claim paid:
Prime	$41.9		$43.4	$36.8
Alt-A	53.5		57.3	49.6
A minus and below	38.1		40.4	37.2
Second-lien and other	41.3	(2)	36.8	34.6
Total	$43.4	(2)	$43.9	$38.2

(1)	Includes a $65 million payment related to the settlement of a large second-lien transaction.
(2)	Excludes the payment noted in (1) above.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans the highest level is expected to be reached in the second through fourth years. Based on these trends, approximately 59.4% of our primary risk in force at March 31, 2009 had not yet reached its highest claim frequency years compared to 62.5% at December 31, 2008. The business written from late 2005 through the first half of 2008 has experienced default and claim activity sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

	Three Months Ended
	March 31 2009	December 31 2008	March 31 2008
	($ in thousands)
States with highest claims paid (First-lien):
California	$24,383	$32,179	$16,771
Michigan	13,832	16,700	15,466
Florida	11,277	12,796	7,086
Georgia	8,154	11,675	10,917
Ohio	7,775	11,316	10,032

Percentage of total claims paid:
California	10.2%	13.4%	8.8%
Michigan	5.8	7.0	8.1
Florida	4.7	5.3	3.7
Georgia	3.4	4.9	5.7
Ohio	3.2	4.7	5.3

States with highest number of defaults:
Florida	20,438	17,802	8,741
California	15,023	12,717	6,195
Georgia	5,889	5,385	3,453
Illinois	5,842	5,186	3,119
Michigan	5,739	5,616	4,192

Claims paid in California and Florida have increased significantly as home price depreciation in those states has been greater than the national average. Those states also contain a higher percentage of Alt-A loans, which have had a higher claim frequency. We believe that claims in the Midwest and Southeast have been rising (and will continue to rise) due to the weak industrial sector of the economy in those areas. A much higher level of claims exist in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state.

A higher proportion of delinquencies were from loans in Florida and California, which suggests that claims paid in those states will continue to increase, perhaps significantly, throughout 2009.

	March 31 2009	December 31 2008	March 31 2008
	(in millions)
Primary risk in force
California	$3,968	$3,768	$2,986
Florida	3,074	3,069	2,956
Texas	2,282	2,277	2,172
Georgia	1,616	1,623	1,566
Illinois	1,579	1,573	1,448
Ohio	1,518	1,535	1,507
New York	1,422	1,431	1,389
New Jersey	1,213	1,211	1,124
Michigan	1,164	1,171	1,159
Arizona	1,145	1,101	1,030
Total primary risk in force:	$34,980	$34,951	$32,792

Percentage of total primary risk in force:
California	11.3%	10.8%	9.1%
Florida	8.8	8.8	9.0
Texas	6.5	6.5	6.6
Georgia	4.6	4.6	4.8
Illinois	4.5	4.5	4.4
Ohio	4.3	4.4	4.6
New York	4.1	4.1	4.2
New Jersey	3.5	3.5	3.4
Michigan	3.3	3.4	3.5
Arizona	3.3	3.2	3.1

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 14.4% of primary new insurance written for the first quarter of 2009, compared to 18.1% for the first quarter of 2008.

	As of and For the Three Months Ended
	March 31 2009	December 31 2008	March 31 2008
	(In thousands)
Provision for losses	$321,684	$551,284	$571,008
Reserve for losses	$3,116,553	$2,989,994	$1,741,169
Reserves for losses by category:
Prime	$921,050	$829,097	$479,653
Alt-A	951,932	977,177	598,706
A minus and below	452,837	446,193	391,426
Pool insurance	140,192	107,441	56,893
Second-lien (1)	111,985	136,591	176,121
Other	1,780	1,659	1,485

Reserve for losses, net	2,579,776	2,498,158	1,704,284
Reinsurance recoverable (2)	536,777	491,836	36,885

Total	$3,116,553	$2,989,994	$1,741,169

Provision for premium deficiency	$(48,184)	$(244,512)	$18,090
Reserve for premium deficiency	$38,677	$86,861	$213,736

(1)	Does not include second-lien premium deficiency reserve.
(2)	Represents ceded losses on captive transactions and Smart Home.

	As of and For the Three Months Ended
	March 31 2009	December 31 2008	March 31 2008
First-lien Captives
Premiums ceded to captives (in millions)	$34.5	$33.9	$35.7
% of total premiums	16.6%	14.7%	15.4%
NIW subject to captives (in millions)	$1,041	$1,557	$3,986
% of primary NIW	18.6%	30.9%	38.7%
IIF (1) subject to captives	35.7%	34.8%	37.4%
RIF (2) subject to captives	43.4%	43.8%	42.2%
Persistency (twelve months ended)	87.0%	85.8%	77.5%

(1)	Insurance in force.
(2)	Risk in force.

	March 31 2009		March 31 2008
	($ in millions)
Alt-A Information
Primary risk in force by FICO score
>=740	$1,192	24.5%	$1,286	24.1%
680-739	2,335	48.1	2,540	47.6
660-679	712	14.7	793	14.8
620-659	582	12.0	686	12.8
<=619	32	0.7	37	0.7

Total	$4,853	100.0%	$5,342	100.0%

Primary risk in force by LTV
85.00% and below	$1,249	25.7%	$1,373	25.7%
85.01% to 90.00%	2,015	41.5	2,199	41.2
90.01% to 95.00%	1,256	25.9	1,398	26.2
95.01% and above	333	6.9	372	6.9

Total	$4,853	100.0%	$5,342	100.0%

Primary risk in force by policy year
2005 and prior	$1,532	31.6%	$1,834	34.3%
2006	1,076	22.2	1,225	22.9
2007	1,997	41.1	2,146	40.2
2008	246	5.1	137	2.6
2009	2	—	—	—

Total	$4,853	100.0%	$5,342	100.0%

Results of Operations—Financial Guaranty

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

The following table summarizes the results of operations for our financial guaranty segment for the quarters ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31		% Change
	2009	2008	2009 vs. 2008
Net (loss) income	$(135,400)	$415,528	n/m
Net premiums written—insurance	(5,203)	33,055	n/m
Net premiums earned—insurance	33,332	37,656	(11.5)%
Net investment income	24,938	27,120	(8.0)
Change in fair value of derivative instruments	(255,840)	636,040	n/m
Net gains (losses) on other financial instruments	11,970	(18,149)	n/m
Other income	153	121	26.4
Provision for losses	5,070	11,703	(56.7)
Policy acquisition costs	8,215	10,446	(21.4)
Other operating expenses	15,833	20,738	(23.7)
Interest expense	6,605	5,154	28.2
Income tax (benefit) provision	(85,770)	219,219	n/m

n/m—not meaningful

Net (Loss) Income.    Our financial guaranty segment’s net loss for the first quarter of 2009 was $135.4 million, compared to net income of $415.5 million for the first quarter of 2008. The significant decrease in net income for the first quarter of 2009 compared to 2008 was mainly due to the change in fair value of derivative instruments primarily related to the market’s perception of our non-performance risk, as discussed above.

Net Premiums Written and Earned.    Our financial guaranty segment had negative net premiums written for the first quarter of 2009 in the amount of $5.2 million, due to adjustments related to installments on non-derivative financial guaranty policies and foreign exchange revaluation of premiums, compared to $33.1 million in 2008. Net premiums earned for the first quarter of 2009 were $33.3 million compared to net premiums earned of $37.7 million for the first quarter of 2008. The decrease in net premiums written and earned in 2009 compared to 2008 was attributable primarily to our decision in the third quarter of 2008 to discontinue writing new financial guaranty business for the foreseeable future.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for each period:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Net premiums earned:
Public finance direct	$14,452	$17,810
Public finance reinsurance	8,366	9,870
Structured direct	1,777	3,882
Structured reinsurance	8,641	5,599
Trade credit reinsurance	96	495

Total net premiums earned—insurance	$33,332	$37,656

Included in net premiums earned for the first quarter of 2009 were refundings of $13.0 million, compared to $11.7 million for the same period of 2008. In addition, with the implementation of SFAS No. 163, $5.2 million of unearned premiums were earned in 2009 as a result of financial guaranty policies moving to case reserve from intensified surveillance, which was mostly offset by foreign exchange revaluation and adjustments to installment premiums.

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $24.9 million for the first quarter of 2009, compared to $27.1 million for the first quarter of 2008, due to lower yields on our investment portfolio primarily as a result of a significant increase in the allocation of the portfolio to short-term investments.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a loss of $255.8 million for the first quarter of 2009, compared to a gain of $636.0 million for the first quarter of 2008. During the first quarter of 2008, our five-year CDS spread widened, and we implemented SFAS No. 157, the cumulative impact of which was a significant unrealized gain. Our five-year CDS spread tightened by 414 basis points during the first quarter of 2009, resulting in a significant loss in the current quarter, partially offset by tightening of credit spreads on underlying collateral.

Net Gains (Losses) on Other Financial Instruments.    Net gains on other financial instruments were $12.0 million for the first quarter of 2009, compared to $18.1 million of net losses for the first quarter of 2008. Included in net gains in the first quarter of 2009 were $8.3 million of gains related to the change in fair value of hybrid and trading securities in our investment portfolio. The first quarter of 2008 net losses include $16.3 million of losses related to changes in the fair value of convertible securities in our investment portfolio.

Provision for Losses.    The provision for losses was $5.1 million for the first quarter of 2009 compared to $11.7 million for the first quarter of 2008. The provision for losses reported for the first quarter of 2009 reflects continued deterioration in our public finance direct and structured finance reinsurance lines of business, partially offset by favorable developments in our structured finance direct business and a reduction in expected claim payments on a case reserve claim.

Policy Acquisition Costs.    Policy acquisition costs were $8.2 million for the first quarter of 2009, compared to $10.4 million for the first quarter of 2008. Included in policy acquisition costs for the first quarter of 2009 were $0.3 million of origination costs related to derivative financial guaranty contracts, compared to $3.0 million for the first quarter of 2008.

Other Operating Expenses.    Other operating expenses were $15.8 million for the first quarter of 2009, compared to $20.7 million for the first quarter of 2008. Operating expenses for the first quarter of 2009 include a decrease in employee costs related to our decision in 2008 to cease writing new financial guaranty business.

Interest Expense.    Interest expense was $6.6 million for the first quarter of 2009, compared to $5.2 million for the first quarter of 2008. Both periods include an allocation to the financial guaranty segment of interest on our long-term debt and other borrowings.

Income Tax (Benefit) Provision.    We recorded an income tax benefit of $85.8 million for the first quarter of 2009, compared to an income tax provision of $219.2 million for 2008. The effective tax rate was 38.8% for the first quarter of 2009, compared to 34.5% for the first quarter of 2008. The higher effective tax rate for 2009 reflects the losses incurred during the first quarter of 2009 and an increase in the ratio of income generated from tax-advantaged investment securities compared to losses generated from operations.

Financial Guaranty General Claims and Reserves Information

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

(In thousands)	March 31 2009	December 31 2008	March 31 2008
Financial Guaranty	$203,561	$219,671	$133,710
Trade Credit Reinsurance and Other	12,528	14,877	27,249

Total	$216,089	$234,548	$160,959

Financial Guaranty Exposure Information

The following table shows the distribution of financial guaranty’s $102.8 billion of net par outstanding, by type of exposure, and as a percentage of financial guaranty’s total net par outstanding as of March 31, 2009 and December 31, 2008:

	March 31 2009		December 31 2008
Type of Obligation ($ in billions)	Net Par Outstanding (1)	% of Total Net Par Outstanding	Net Par Outstanding (1)	% of Total Net Par Outstanding
Public finance:
General obligation and other tax supported	$21.6	21.0%	$21.6	21.4%
Healthcare and long-term care	9.0	8.8	9.5	9.4
Water/sewer/electric gas and investor-owned utilities	7.5	7.3	7.7	7.6
Airports/transportation	4.8	4.7	4.9	4.9
Escrowed transactions (2)	3.6	3.5	—	—
Education	3.4	3.3	3.6	3.6
Housing	0.5	0.5	0.5	0.5
Other municipal (3)	1.6	1.5	1.6	1.6

Total public finance	52.0	50.6	49.4	49.0

Structured finance:
Collateralized debt obligations	45.5	44.3	45.6	45.3
Asset-backed obligations	3.4	3.3	3.6	3.6
Other structured (4)	1.9	1.8	2.1	2.1

Total structured finance	50.8	49.4	51.3	51.0

Total	$102.8	100.0%	$100.7	100.0%

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	Legally defeased bond issues where the financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders. The $3.6 billion of net par outstanding on defeased refundings was reversed upon the implementation of SFAS No. 163 on January 1, 2009.
(3)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(4)	Represents other types of structured finance obligations, including diversified payment rights, clearinghouse soft capital, collateralized guaranteed investment contracts or letters of credit and foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of our financial guaranty transactions, which should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008:

•

We provide credit protection on two CDOs of ABS transactions, with outstanding par amounts as of March 31, 2009 of $150.0 million and $475.3 million, respectively. Our internal rating for the $150 million transaction was downgraded from AAA to AA- during the first quarter of 2009 due to deterioration in the underlying collateral pool. The net par outstanding on the $475.3 million transaction is on the senior-most tranche of a CDO of ABS transaction, where the underlying collateral consists of mezzanine tranches of predominately mortgage-backed securities. As of March 31, 2009, $427.9 million (or 74.2%) of the $576.5 million collateral pool underlying this transaction had been downgraded by S&P or Moody’s and 48 of these credits, with a notional value of $219.2 million, have defaulted. This transaction, which is accounted for as a derivative, remains internally rated CCC-, and rated B+ by S&P and Ca2 by Moody’s. Due to the substantial deterioration of the underlying collateral and based on the timing of current anticipated cash flows for this transaction, we currently expect to begin paying claims related to interest shortfalls on this transaction (for which we expect to be fully reimbursed) as early as 2010. We expect to begin paying unreimbursed interest shortfalls around 2018 and do not expect to begin paying claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that the ultimate principal payment with respect to this transaction may be a significant portion of our total exposure of $475.3 million. In addition, upon our initial claim payment obligation, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes).

•

Our TruPs CDO portfolio also experienced deterioration during the first quarter of 2009. Since December 31, 2008, six of our 13 directly insured TruPs CDOs in a first-to-pay position (“Direct TruPs CDOs”) have been downgraded below investment grade by either S&P or Moody’s. Our weighted-average internal rating for all Direct TruPs CDOs transactions declined from A- to BB+, and the weighted-average internal rating of our three second-to-pay TruPs CDOs declined from A+ to BBB-, in each case primarily due to rating agency downgrades. Notwithstanding the deterioration in ratings on our TruPs CDO portfolio, given the remaining subordination in our TruPs CDOs, we currently do not expect any credit losses on our TruPs CDO portfolio. No issuer concentration in our Direct TruPs CDOs is more than 5.3% in any one transaction as of March 31, 2009, compared to 1.7% as of December 31, 2008.

In nine of our International Swap Dealers Association (“ISDA”) contracts related to our TruPs CDO portfolio, which provide credit protection on seven Direct TruPs CDOs (representing an aggregate of $975.1 million net par outstanding as of March 31, 2009), our counterparties may require that we purchase the outstanding underlying TruPs bond at par if an event of default (e.g., failure to pay interest or insufficient collateral to pay senior notes including our insured notes) exists as of the scheduled termination date of such contract (which may be prior to the legal final maturity date of the underlying TruPs bond). Based on our current projections for these transactions and the significant subordination levels remaining on these transactions, we do not currently anticipate that an event of default will occur with respect to the underlying TruPs bonds on or prior to their current scheduled termination date, or otherwise in the foreseeable future. The scheduled termination dates of these contracts currently range between 2011 and 2017, but can be extended annually, at the option of our counterparty, for additional one year periods until the legal maturity of the bonds.

•

We have reinsured several primary financial guaranty insurers’ obligations with respect to $271.8 million in net par outstanding related to Jefferson County, Alabama (the “County”) sewer bonds. The County and certain primary insurers had entered into forbearance agreements with the liquidity banks that prevented the banks from, among other things, demanding payment of accrued default rate interest under their liquidity agreements, the last of which expired in April 2009. The primary financial guaranty insurers have been working with the County and other parties to structure a resolution to the financial problems of the County’s sewer system, and a settlement has been proposed. However, we cannot provide any assurance that the parties will agree to the proposed settlement or that it will be implemented, which requires, among other things, action by the Alabama state legislature. One of the insurers of the County’s sewer bonds, Syncora Guarantee Inc., recently suspended all claims payments following an order by the New York Insurance Department, which could further negatively impact the implementation of any proposed settlement and/or potentially our ultimate net claim liability. At March 31, 2009, we had a $6.3 million net recovery for this transaction, the determination of which ascribes a high probability to the implementation of a settlement proposal. Considering the $11.6 million of claims we have paid to date on this transaction, we currently expect our ultimate net claim payment (net of recoveries) to be $5.3 million.

Results of Operations—Financial Services

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Our financial services segment had net income for the first quarter of 2009 of $6.8 million, compared to net income of $6.6 million for the first quarter 2008. Equity in net income of affiliates was $10.6 million for the first quarter 2009, compared to equity in net income of affiliates of $12.5 million for the first quarter of 2008. Although our equity interest in Sherman increased in August 2008, Sherman’s decreased revenues in 2009 caused our equity in net income of affiliates from Sherman to decline.

Off-Balance Sheet Arrangements

There have been no material changes to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

At March 31, 2009, there were six NIMS trusts that were not consolidated in our condensed consolidated balance sheets, with a notional amount of $82.9 million and a net derivative liability of $29.7 million. At December 31, 2008, 14 NIMS trusts were not consolidated with a notional amount and net derivative liability of $177.6 million and $78.5 million, respectively. The NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. There are certain provisions in these contracts that may be triggered under circumstances outside of our control, which if triggered, give us the ability to call the NIMS. Under these circumstances, the VIE would not be exempt from consolidation considerations under FIN 46R “Consolidation of Variable Interest Entities” (“FIN 46R”).

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity Needs

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months include funds for: (i) the payment of dividends on our common stock, (ii) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) interest payments on our outstanding long-term debt and borrowings under our credit facility (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iv) payments to our insurance subsidiaries under our tax- sharing agreement, and (v) potential capital support for our insurance subsidiaries. Radian Group held directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $367.2 million at March 31, 2009.

Dividends.    In July 2008, we reduced our quarterly common stock dividend from $0.02 per share to $0.0025 per share. Assuming that our common stock outstanding remains constant at 81,414,301 shares at March 31, 2009, we would require approximately $0.8 million to pay our quarterly dividends for the next 12 months.

Corporate Expenses and Interest Expense.    Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding company level expenses, including interest expense on long-term debt and other borrowings. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $75 million, which is expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt and under our credit facility are expected to be approximately $45 million, which also is expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time. Further, any changes to these expense-sharing arrangements must be approved by the administrative agent to our credit facility.

Tax Payments.    Under our current tax-sharing agreement between Radian Group and our subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code (“IRC”) had such subsidiary filed its federal tax return on a separate company basis. We currently believe that Radian Group will be required to pay approximately $110 million to our subsidiaries by October 2009, including approximately $105 million to Radian Guaranty. In addition, based on our current tax loss projections, we believe that Radian Group will be required to pay an additional amount of approximately $300 million to Radian Guaranty in October 2010, which amount could increase up to a maximum of $478 million if actual tax losses are worse than projected. All amounts required to be paid under our tax-sharing agreement are dependent on the extent of tax losses in current and future periods. A portion of these payments may be funded from refunds that Radian Group receives from the Internal Revenue Service (“IRS”). We recently filed a $105.2 million refund claim with the IRS, which we anticipate receiving in 2009, relating to the carryback of our 2008 net operating loss. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

During the current period, certain of our mortgage insurance subsidiaries other than Radian Guaranty each incurred estimated net operating losses on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carryback provisions of the IRC. As a result, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual net operating loss carryforward under the IRC, then we will be obligated under the tax-sharing agreement to fund such subsidiary’s share of the net operating loss that has been utilized on a consolidated group tax return basis. Each of these subsidiaries has incurred significant losses in the recent past and is expected to incur additional losses in the future as a result of their insured portfolios of mortgage collateral, and most of them are not currently originating new business.

Capital Support for Subsidiaries.    Radian Group could be required to provide additional capital support for our mortgage insurance subsidiaries if required by insurance regulators, the GSEs or the rating agencies. During 2008, Radian Group contributed $25 million to Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) and $15 million to Amerin Guaranty.

Dividends from our insurance subsidiaries and Sherman, and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, are Radian Group’s principal sources of cash. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of on-going losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to Radian Guaranty, the direct parent company of Radian Asset Assurance, and not to Radian Group. Dividends from Sherman are not subject to regulatory conditions, but to the extent received, must be used to pay down outstanding amounts under our credit facility if such amounts exceed our tax obligations resulting from our equity ownership of Sherman. Sherman paid $35.5 million of dividends to Radian Group during the year ended December 31, 2008 and paid $6.4 million in dividends to Radian Group in the first quarter of 2009. We expect that Radian Group will receive limited, if any, dividends from Sherman in the next 12 months. See “Business Summary—Financial Services—Sherman” above in this Item 2.

We expect to fund all of Radian Group’s short-term liquidity needs with existing cash and marketable securities, cash received under the tax- and expense-sharing arrangements with our subsidiaries and potential cash dividends from Sherman. If the cash Radian Group receives from its tax- and expense-sharing arrangements and/or Sherman is insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, including our interest in Sherman, which we may not be able to do on favorable terms, if at all. In addition, we are required to repay amounts outstanding under our credit facility with any amounts we raise through the issuance of securities (e.g., debt, equity or hybrid securities) or the sale of certain of our assets, including Sherman. If required, there can be no assurance that we will be successful in raising additional capital.

Radian Group—Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt and other borrowings and the potential payment of up to $478 million to Radian Guaranty in October 2010 under our tax-sharing arrangement as discussed above. Approximately $250 million in principal amount of our long-term debt and $100 million of principal borrowings under our credit facility are due in 2011. We expect to meet our long-term liquidity needs through available cash, the private or public issuance of debt or equity securities or the sale of assets. The current downturn in the credit markets has created a situation where we would likely not be able to refinance our long-term debt on favorable terms, if at all, if it were due currently. We expect that market conditions will improve by 2011, but cannot provide any assurances that we will be able to access the capital markets on favorable terms, if at all, prior to our credit facility or long-term debt becoming due.

Mortgage Insurance

The principal liquidity and capital demands of our mortgage insurance business include the payment of claims, operating expenses, including those allocated from Radian Group, and taxes. The principal sources of liquidity in our mortgage insurance business are written premiums, net investment income and cash dividends from Radian Asset Assurance and potential payments from Radian Group under our tax allocation agreements. Our mortgage insurance business has incurred significant losses, beginning in 2007, due to the current housing and related credit market downturn. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. If operating cash flows are not sufficient to fund claim payments and operating expenses, we believe that any shortfall can be funded from sales of short-term marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our mortgage insurance business.

In 2008, in light of the expected future losses by Radian Guaranty, we determined it was necessary to provide additional capital to Radian Guaranty in order to maintain adequate risk-to-capital ratios, leverage ratios and surplus requirements and to protect its insurance financial strength ratings. In addition to protecting its financial strength ratings, additional capital is an important component of our plan to improve our ratings with S&P and Moody’s over a time period that is acceptable to us, as well as being important to the GSEs and our lender counterparties. During the second quarter of 2008, Radian Asset Assurance declared an ordinary dividend of $107.5 million to Radian Group, a portion of which was contributed to Radian Guaranty. In addition, Radian Group contributed its equity interest in Radian Asset Assurance to Radian Guaranty in the third quarter of 2008. This restructuring provided significant regulatory capital credit to Radian Guaranty and is intended to provide cash dividends to Radian Guaranty over time.

As of March 31, 2009, our financial guaranty business maintained claims paying resources of $2.8 billion, including a statutory surplus of $1.0 billion. Assuming there is no material deterioration in the credit performance of our financial guaranty business, we expect Radian Asset Assurance to issue significant cash dividends to Radian Guaranty over time as our existing financial guaranty portfolio matures and the exposure is reduced. Based on our current projected statutory net income and policyholders’ surplus, we currently expect Radian Asset Assurance to pay an ordinary dividend of approximately $100 million to Radian Guaranty during 2009.

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

Financial Guaranty

The principal liquidity demands of our financial guaranty business include the payment of operating expenses, including those allocated from Radian Group, claim payments, taxes and dividends to Radian Guaranty. The principal sources of liquidity in our financial guaranty business are premium collections, credit enhancement fees on credit derivative contracts and net investment income. We believe that the operating cash flows generated by each of our financial guaranty subsidiaries will provide these subsidiaries with the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales of marketable securities in our investment portfolio maintained at our operating companies and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our financial guaranty business.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net (loss) income to cash flows from operations for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31 2009	March 31 2008
Net (loss) income	$(217,437)	$195,638
Increase in reserves	116,623	302,922
(Decrease) increase in premium deficiency reserves	(48,184)	18,090
Deferred tax (benefit) provision	(40,121)	54,882
Decrease in unearned premiums	(56,988)	(20,121)
Change in deferred policy acquisition costs	4,258	(4,435)
Net payments related to derivative contracts (1)	(16,901)	—
Equity in earnings of affiliates	(10,552)	(12,526)
Distributions from affiliates (1)	6,441	—
Proceeds from sales of trading securities (1)	214,803	103,133
Purchases of trading securities (1)	(334,828)	(394,165)
Net losses (gains) on other financial instruments and change in fair value of derivatives	260,170	(652,925)
Decrease in prepaid federal income taxes (1)	235,353	257,143
Increase in reinsurance recoverables	(45,000)	(3,046)
Other	(40,533)	93,379

Cash flows provided by (used in) operating activities	$27,104	$(62,031)

(1)	Cash item.

Cash flows from operations for the first quarter of 2009 increased from the comparable period of 2008. This increase was mainly due to an increase in sales of trading securities and a reduction in purchases of trading securities. We expect that we will use more cash than we generate from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $1.8 billion at March 31, 2009, compared to $2.0 billion at December 31, 2008. The approximate $0.2 billion decrease in stockholders’ equity resulted primarily from our net loss of $217.4 million for the first quarter of 2009.

Critical Accounting Policies

Securities and Exchange Commission (“SEC”) guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including our past history, industry standards and the current economic environment and housing environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below.

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

We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. We generally do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency” below for an exception to this general principle.

Each loan that we insure is identified by product type (i.e., prime, subprime, Alt-A) and type of insurance (i.e., primary or pool) at the time the loan is initially insured. Different product types typically exhibit different loss behavior. Accordingly, our reserve model applies different ultimate default to claim rates and severities to each product type, taking into account the different loss development patterns and borrower behavior that are inherent in these products, as well as whether we are in a first- or second-loss position and whether there are deductibles on the insured loans. We use an actuarial projection methodology called a “roll rate” analysis to determine the projected ultimate default to claim rates for each product and to produce a reserve point for each product. As discussed above, the “roll rate” analysis uses claim payment history for each product to help determine the likelihood that a default will result in a claim and the amount that we will pay if a default becomes a claim. The default to claim rate also includes our estimates with respect to loan claim rescissions and denials. Loan claim rescissions and denials reduce our default to claim rates. Recently we have experienced a significant increase in our loan rescissions and denials for various reasons, including underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation. A key assumption affecting our methodology is that future ultimate default to claim rates and severities will be consistent with our recent experience. Based on the results of our recent claims investigations, we expect our rescission and denial rates to remain at increased levels. This may lead to an increased risk of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a policy or denied a claim. Although we believe that all rescissions and denials identified are valid under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies.

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009			As of December 31, 2008
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$2,861.5	$3,371.5	$3,116.5	$2,746.4	$3,233.6	$2,990.0

Reserves for our mortgage insurance business are recorded based on our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at March 31, 2009 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity of loss reserve estimates at March 31, 2009, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in claim severity (28% at March 31, 2009), we estimated that our loss reserves would change by approximately $114 million at March 31, 2009. For every one percentage point change in our default to claim rate (41% at March 31, 2009), we estimated a $77 million change in our loss reserves at March 31, 2009.

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

In January 2009, we adopted SFAS No. 163 for all non-derivative financial guaranty insurance policies. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and when the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. We determine the existence of payment defaults on directly insured policies based on periodic reporting from the insured party, servicer or indenture trustee, as applicable, or based on our surveillance efforts. These expected cash outflows are then discounted using the risk-free rate at the time the claim liability is initially recognized. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we rely on information provided by the primary insurer as confirmed by us, as well as our specific knowledge of the credit for determining expected loss.

SFAS No. 163 requires that an insurance enterprise record the initial unearned premium liability on installment policies equal to the present value of the premiums due or expected to be collected over either the period of the policies or the expected period of risk. In determining the present value of premiums due, we use a discount rate that reflects the risk-free rate as of the implementation date of SFAS No. 163. Under SFAS No. 163, premiums paid in full at inception are recorded as unearned premiums. Consequently, unearned premiums, premiums receivable and deferred acquisition costs increased by $263.5 million, $161.4 million and $62.3 million, respectively, and retained earnings decreased by $28.8 million, net of tax upon the implementation of SFAS No. 163.

In addition, SFAS No. 163 requires the recognition of the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (a “refunding”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment when permitted under the applicable bond indenture, (a “legal defeasance”) does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance. Consequently, $3.6 billion of net par outstanding of previously recognized defeased refundings was reversed upon the implementation of SFAS No. 163, and is currently included in our aggregate net par outstanding. As a result, unearned premiums and deferred acquisition costs increased by $29.3 million and $3.7 million, respectively, and retained earnings decreased by $17.0 million, net of tax.

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management, working with our legal group, is also primarily responsible for claims prevention and loss mitigation strategies. This discipline was applied at the point of origination of a transaction and during the ongoing monitoring and surveillance of each exposure in the portfolio.

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

Prior to the adoption of SFAS No. 163, we established case and LAE reserves for specifically identified impaired credits that had defaulted and allocated non-specific and LAE reserves for specific credits that we expected to default (case reserves and allocated non-specific reserves combined represented our allocated reserves). We also recorded unallocated non-specific reserves for other losses on a portfolio basis. Our unallocated non-specific reserves were established over time by applying an expected loss ratio to the premiums earned during each reporting period and discretionary adjustments by management as appropriate due to changes in expected frequency and severity of losses.

Setting the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of each potential loss. The models and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. We cannot be certain that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

Reserves for Premium Deficiency

SFAS No. 60 requires a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular product exceeds the net present value for expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

To calculate the premium deficiency for our second-lien business, we project future premiums and losses for our second-lien business on a transaction-by-transaction basis, using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency reserve and the reserve is updated on a periodic basis based on actual results for that quarter, along with updated transaction level projections.

In the first quarter of 2009, the second-lien premium deficiency reserve decreased by approximately $48.2 million to $38.7 million as a result of (i) the normal transfer of premium deficiency reserves to loss reserves, (ii) changes in estimates of future premiums and losses and (iii) differences in actual versus expected amounts of premiums and losses on our second-lien portfolio. The net present value of expected losses and expenses on our second-lien business at March 31, 2009 was $164.8 million, offset by the net present value of expected premiums of $14.1 million and already established reserves of $112.0 million. Our second-lien portfolio is relatively seasoned, and as a result, we do not believe that future changes in macroeconomic factors will result in significant changes to our current loss projections.

We perform a similar premium deficiency analysis for our first-lien business, in the aggregate, each quarter. As of March 31, 2009, we concluded that no first-lien premium deficiency should be recognized. If our first-lien loss experience in 2009 deteriorates beyond our current expectations, we may be required to establish a first-lien premium deficiency reserve in future periods.

Fair Value of Financial Instruments

We adopted SFAS No. 157 effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis in earnings. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with FASB Staff Position (“FSP”) SFAS No. 157-2, we have adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities in the current quarter.

We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the values received or paid may be materially different than those determined in accordance with SFAS No. 157.

In accordance with SFAS No. 157, when determining the fair value of our liabilities we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. As our credit default swap spread tightens or widens, the fair value of our liabilities increase or decrease.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2009, our total Level III assets were approximately 2.6% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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

ABS, CMBS and Collateralized Mortgage Obligations (“CMOs”)—The fair values of ABS, CMBS and CMOs are estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy.

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

Equity Securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy as observable market data is available on these securities. Securities that are not frequently traded or are not as liquid are categorized in Level II of the fair value hierarchy.

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

Beginning in 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our credit derivatives. Our five-year credit default spread tightened by approximately 414 basis points from 2,466 basis points at December 31, 2008 to 2,052 basis points at March 31, 2009 compared to a widening of the spread by 1,838 basis points during 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS

The fair value of our put options on CPS is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to our current CDS spread as well as market observations of similar securities issued, when available. The spread differential is typically assumed to be fixed in perpetuity and the annual cost differential is discounted at our current CDS spread, adjusted for a market-implied recovery rate. At March 31, 2009, given the current market environment and the market’s view of our credit risk, we determined that there were no market observations of relevance, and that there is currently no liquidity for these securities. Therefore, based on our assessment that the perpetual preferred securities could not be issued currently at any interest rate, we determined that the current market value of the options is equal to the issuance amount, which is $150 million.

Until the market changes such that there is some liquidity for our perpetual preferred securities, the fair value of these put options is not expected to be sensitive to changes in interest rates or in our CDS spread. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS Credit Derivatives and NIMS Derivative Assets

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FIN 46R. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS derivative assets by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of our having to consolidate several NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Changes in our expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $427.5 million as of March 31, 2009, which is our best estimate of settlement value and represents 99% of our total risk in force of $430.9 million. The fair value of our total net liabilities related to NIMS as of March 31, 2009 was $236.2 million, of which $8.9 million relates to derivative assets, $38.6 million relates to derivative liabilities and $206.5 million relates to consolidated debt of the NIMS VIE trusts that we consolidate. Our fair value estimate incorporates a discount rate that is based on our credit default swap spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 83% of our corporate CDO transactions (as of March 31, 2009) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our credit default swap spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

Non-Performance Risk Adjustment on Corporate CDOs—The typical fair premium amount estimated for the equivalent-risk tranche represents the fair premium amount for a typical market participant—not Radian. Accordingly, the final step in our fair value estimation is to convert this typical fair premium amount into a fair premium amount for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of that participant’s default or non-performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the typical fair premium amount to account for both this contractual difference, as well as for the market’s perception of our default probability which is observable through our credit default swap spread.

The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the “risk neutral” model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the “risk neutral” modeling approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group credit default swap spread, and the default probability of the transaction is determined as described above under “Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.

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

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of RMBS CDOs, CMBS CDOs, TruPs CDOs and CDOs backed by other asset classes such as (i) municipal securities; (ii) synthetic financial guarantees of asset-backed securities (such as auto loan and credit card securities) and (iii) project finance transactions. The fair value of our non-corporate CDO and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card and auto loan transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

RMBS CDOs—The fair value amounts for our two remaining RMBS CDO transactions are derived using standard market indices and discounted cash flows, to the extent expected losses are estimable. The credit quality of the underlying referenced obligations in one of these transactions is reasonably similar to that which is included in the AAA-rated ABX.HE index, a standardized list of residential mortgage-backed security reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction is derived directly from the observed spreads of this index. For our second RMBS CDO transaction, the underlying referenced obligations in this transaction have experienced significant credit deterioration, and we expect this deterioration ultimately will result in claims. Fair value for this transaction is determined using a discounted cash flow analysis. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation, and our estimate of the claim rate associated with the current delinquent loans. The expected cash flows from the underlying reference obligations are then present valued using a discount rate derived from the BBB- ABX.HE index. The insured cash flows are present valued using a discount rate that is equal to our credit default swap rate plus a risk-free rate.

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

TruPs CDOs—Our TruPs transactions are synthetic CDOs where the underlying referenced obligations are preferred securities of financial institutions consisting primarily of banks and insurance companies whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each synthetic CDO. In determining estimated fair values of our TruPs CDO transactions, we use internally-generated models to calculate the fair premium amount for a typical market participant based on the following inputs: our contractual premium rate (which is estimated to be equal to the typical fair premium rate as of the contract date), the estimated change in the spread of the underlying referenced obligations, the remaining term of the TruPs CDOs and the deterioration (if any) of the subordination. We start with our contractual premium rate and then make an adjustment for the estimated change in the spread of the underlying referenced obligations from inception of the transaction to the current measurement date, as the fundamental underlying relationship between the contractual premium rate and the underlying default risk that existed at the transaction date is assumed to be the primary driver of the fair premium. To determine the spread of the underlying reference obligations, which are not observable, we assume these spreads to be proportional to the weighted-average credit default swap spread of a group of investment-grade and high yield institutions whose market risk is determined by us to be similar to the specific financial institutions underlying our TruPs. The relationship between the spread on these referenced obligations and the typical fair premium rate on the tranche we insure is then determined based on the historical observed relationship between the spread on the referenced entities of the CDX index and the typical fair premium rate on a senior tranche of the CDX index, because the direct relationship for TruPs CDOs is not observable. A separate adjustment to the fair premium rate is then calculated for each transaction based on its remaining average life. This adjustment accounts for changes in the remaining average life of our transactions and is based on historically observed typical fair premium rates for corporate obligations with similar remaining maturities. A separate adjustment to the typical fair premium rate is then calculated for each transaction based on any deterioration of subordination that has occurred since origination. This adjustment is based on a relationship between subordination and typical fair premium rate for a CDO transaction according to a simulation model. This adjustment is not currently significant to our overall fair value estimate given the significant remaining subordination underlying our deals. The typical fair premium amount is the expected future fair premiums present valued using a discount rate equal to the credit default swap spread of a typical market participant plus a risk–free rate.

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

For each of the non-corporate CDO and other derivative transactions discussed above, with the exception of the RMBS CDO transaction that is valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non- performance risk adjustment associated with our RMBS CDO is incorporated in the fair value as described above, therefore no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our own determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and collateralized loan obligation (“CLO”) contracts is estimated with reference to the London Interbank Offered Rate (“LIBOR”) spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. In addition, these fair value estimates incorporate an adjustment for our non-performance risk that is based on our credit default swap spread. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. Despite significant volatility in relevant credit spreads during each of the four quarters ended March 31, 2009, in each of these quarters the change in fair value of our assumed financial guaranty credit derivatives represented less than 2.5% of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

As of March 31, 2009, our total exposure to domestic credit default swaps on RMBS was approximately $123.2 million, compared to a total fair value liability for these transactions as of March 31, 2009 of $63.9 million. In April 2009, we entered into an agreement to terminate four of our five domestic credit default swap transactions, eliminating $121.3 million in exposure in exchange for a payment of $62.0 million. This payment was considered in determining the fair value liability recorded for these transactions as of March 31, 2009. The one remaining domestic mortgage insurance CDS transaction was terminated in May 2009, with a payment equal to our liability of $1.9 million at March 31, 2009. The mortgage insurance domestic CDS are categorized in Level III of the fair value hierarchy.

In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective deal, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. Despite significant volatility in credit spreads during each of the four quarters ended March 31, 2009, in each of these quarters, the change in fair value of our mortgage insurance international CDS represented less than 4% of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy. For each of the mortgage insurance international CDS transactions, we make an adjustment to the fair value amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs.

We have received comment letters from the Staff of the SEC’s Division of Corporation Finance pertaining, among other matters, to our accounting and disclosures regarding our valuation of derivative instruments. Currently, we still have outstanding staff comments involving a number of technical matters regarding our valuation methodologies. Specifically, the Staff has questions relating to the following: a request to provide more detailed disclosure of assumptions used to estimate the fair values of our CDS contracts, as well as questions surrounding certain assumptions utilized in those valuations, and questions regarding the accounting treatment of our put options on our money market committed preferred custodial trust securities.

We believe that our valuation methodologies with respect to these complicated financial instruments are appropriate. We have responded to the Staff’s outstanding comments by providing additional disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this Form 10-Q.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies. This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit, including persistency and loss development assumptions for each underwriting year used as a basis for amortization, are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs.

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

When a premium deficiency reserve is established, all related deferred policy acquisition costs are written off. As a result of the establishment of a first-lien premium deficiency reserve in the second quarter of 2008, all deferred policy acquisition costs on first-lien domestic mortgage insurance written prior to July 2008, were written off during that period.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FASB 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require fair value disclosures to be included in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Since this FSP requires only additional disclosures, its adoption will not affect our condensed consolidated balance sheets, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. For debt securities, this FSP requires an entity to assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. For example, it requires a more detailed, risk-oriented breakdown of major security types and related information than is currently required by SFAS No. 115, “Accounting for Certain Investments

in Debt and Equity Securities” (“SFAS No. 115”). In addition, this FSP requires that the annual disclosures in SFAS No. 115 and FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” be made for interim periods (including the aging of securities with unrealized losses). This FSP also requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Management is currently considering the impact that may result from the adoption of this FSP.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not “orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Management is currently considering the impact that may result from the adoption of this FSP.

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

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at March 31, 2009 and December 31, 2008, was $6.4 billion and $6.0 billion, respectively, of which 98% and 80%, respectively, was invested in fixed-income securities. We calculate duration, expressed in years, as an estimate of interest-rate sensitivity of our fixed-income securities. A 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $330.0 million at March 31, 2009, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $294.2 million. At March 31, 2009, the average duration of the fixed-income portfolio was 5.28 years. The market value and carrying value of our long-term debt at March 31, 2009 was $376.9 million and $857.3 million, respectively. In general, the market value of our long-term debt reflects market concerns regarding our ability to continue to service our debt and ultimately repay or refinance our debt as it matures. There has been no material change in our interest-rate risk during the quarter ended March 31, 2009.

Credit Spread Risk

We provide credit protection in the form of CDS and other financial guaranty contracts that are marked to market through earnings under the requirements of SFAS No. 133. With the exception of NIMS and certain domestic mortgage insurance CDS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. With the exception of NIMS, one RMBS CDO, and certain domestic mortgage insurance CDS contracts (for which deterioration in value is primarily attributed to future expected credit losses), the value of our financial guaranty derivative contracts were affected predominantly by changes in credit spreads of the underlying obligations’ collateral, in some cases compounded by ratings downgrades of insured obligations. As credit spreads and ratings change, the values of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of SFAS No. 157, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative assets and liabilities.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in fair value of our derivatives portfolio as a result of instantaneous shifts in credit spreads as of March 31, 2009, assuming that our own CDS spread remained constant. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as we are unable to obtain data necessary to model hypothetical changes in these contracts.

			Effect on Market Value based on:
($ in millions)	Weighted Average Spread	Market Value Net Liabilities	10% widening of credit spreads	10% tightening of credit spreads
NIMS	38.42%	$(236.2)*	$(0.1)	$0.1
Domestic CDS	38.37%	$(63.9)	— (1)	—	(1)
Corporate CDOs	2.95%	$(431.9)	(49.5)	49.5
Non-Corporate CDOs	1.88%	$(140.2)	(16.3)	16.3

Estimated pre-tax (loss) gain			$(65.9)	$65.9

*	Includes VIE debt of $206.5 million, NIMS derivative liabilities of $38.6 million and NIMS derivative assets of $8.9 million.

(1)	We performed a sensitivity analysis which resulted in an amount that was immaterial.

If our CDS spread was to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our unrealized losses on derivatives could increase significantly. The table below presents the pre-tax change in fair value of our derivatives portfolio as a result of an instantaneous shift of our CDS curve as of March 31, 2009 in isolation:

			Effect on Market Value based on:
($ in millions)	Radian Group Spread	Market Value Net Liabilities	1000 basis point widening of Radian’s spread		1000 basis point tightening of Radian’s spread
	20.52%
NIMS		$(236.2)*	$37.8		$(52.3)
Domestic CDS		$(63.9)	—	(1)	— (1)
Corporate CDOs		$(431.9)	249.7		(1,019.4)
Non-Corporate CDOs		$(140.2)	54.6		(172.6)

Estimated pre-tax gain (loss)			$342.1		$(1,244.3)

*	Includes VIE debt of $206.5 million, NIMS derivative liabilities of $38.6 million and NIMS derivative assets of $8.9 million.
(1)	We performed a sensitivity analysis which resulted in an amount that was immaterial.

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

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of March 31, 2009 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $9.9 million as of March 31, 2009.

At March 31, 2009, we held approximately $40.6 million of investments denominated in euros. The value of the euro against the U.S. dollar weakened from 1.58 at March 31, 2008 to 1.33 at March 31, 2009. At March 31, 2009, we held approximately $26.5 million of investments denominated in Japanese yen. The value of the yen against the U.S. dollar strengthened from 0.0100 at March 31, 2008 to 0.0101 at March 31, 2009. There has been no material change in our foreign exchange rate risk during the quarter ended March 31, 2009.

Equity Market Price

At March 31, 2009, the market value and cost of equity securities in our investment portfolio were $414.2 million and $501.4 million, respectively. Included in the market value and cost of these equity securities is $249.0 million and $264.6 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $41.4 million as of March 31, 2009. There has been no material change in our equity market price risk during the quarter ended March 31, 2009.

Item 4.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2009 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the court ordered that the cases be consolidated into In re Radian Securities Litigation. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. On April 22, 2009, plaintiffs filed a motion seeking an extension of time within which to move to amend their complaint; and, on May 6, 2009, we filed an opposition to this motion, arguing, among other things, that the April 9 dismissal did not provide for future amendment of the dismissed complaint. The court has not ruled on this motion. On May 8, 2009, plaintiffs filed a motion to appeal the court’s dismissal of the action to the United States Court of Appeals for the Third Circuit.

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

As previously disclosed, on June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company, Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009 at which time the defendants filed motions to dismiss which remain pending. We intend to oppose the motions to dismiss.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. We intend to ask the court and the arbitrators to stay the arbitrations in favor of the declaratory judgment action.

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

There have been no material changes in the risks affecting us or our subsidiaries as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us during the quarter ended March 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/01/2009 to 1/31/2009	$—	$—	$—	1,101,355
2/01/2009 to 2/28/2009	—	—	—	1,101,355
3/01/2009 to 3/31/2009	—	—	—	1,101,355

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. The board did not set an expiration date for this program, and we have no present plans to purchase shares at this time.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in (1) above.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
*+10.1	Severance Agreement between the Registrant and H. Scott Theobald dated January 16, 2009.

*+10.2	Form Addendum to Severance Agreements between the Registrant and Lawrence C. DelGatto (dated April 8, 2009), Edward J. Hoffman (dated March 30, 2009), and H. Scott Theobald (April 1, 2009).

*10.3	Form Amendment to Expense Allocation and Services Agreements between the Registrant and each of Radian Guaranty Inc. (dated March 13, 2009), Radian Insurance Inc. (dated March 13, 2009), and Radian Asset Assurance Inc. (dated March 10, 2009).

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: May 11, 2009	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*+10.1	Severance Agreement between the Registrant and H. Scott Theobald dated January 16, 2009.

*+10.2	Form Addendum to Severance Agreements between the Registrant and Lawrence C. DelGatto (dated April 8, 2009), Edward J. Hoffman (dated March 30, 2009), and H. Scott Theobald (April 1, 2009).

*10.3	Form Amendment to Expense Allocation and Services Agreements between the Registrant and each of Radian Guaranty Inc. (dated March 13, 2009), Radian Insurance Inc. (dated March 13, 2009) and Radian Asset Assurance Inc (dated March 10, 2009).

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.