Form 10-Q
period 2009-06-30
RADIAN GROUP INC
filed 2009-08-10
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,612,170 shares of common stock, $0.001 par value per share, outstanding on August 3, 2009.

Radian Group Inc.

Forward-Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding our future performance and financial condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

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

•	catastrophic events or further economic changes in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•

our ability to successfully execute upon our internally sourced capital plan for our mortgage insurance business (which depends, in part, on the performance of our financial guaranty portfolio), and if necessary, to obtain additional capital to support new business writings in our mortgage insurance business and the long-term liquidity needs of our holding company (including significant payment obligations in 2010 and 2011) and to protect our credit ratings and the financial strength ratings of Radian Guaranty Inc., our principal mortgage insurance subsidiary, from further downgrades;

•

a further decrease in the volume of home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and the ongoing deterioration in housing markets throughout the U.S.;

•

our ability to maintain adequate risk-to-capital ratios and surplus requirements in our mortgage insurance business in light of ongoing losses in this business and in our financial guaranty portfolio, which, in the absence of new capital, may depend on our ability to execute strategies for which regulatory and other approvals are required and may not be obtained;

•

our ability to continue to effectively mitigate our mortgage insurance losses, which mitigation efforts recently have resulted in increased levels of rescissions and denials that may not be sustainable and could lead to an increased risk of litigation;

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

•

the application of existing federal or state consumer, lending, insurance, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the outcome of existing investigations or the possibility of private lawsuits or other formal investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are violative of the Real Estate Settlement Procedures Act and/or similar state regulations or (ii) legislative and regulatory changes affecting demand for private mortgage insurance, limiting or restricting our use of (or requirements for) additional capital, the products we may offer, the form in which we may execute the credit protection we provide or the aggregate notional amount of any product we may offer for any one transaction or in the aggregate;

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses or premium deficiencies for our mortgage insurance businesses, or to estimate accurately the fair value amounts of derivative contracts in our mortgage insurance and financial guaranty businesses in determining gains and losses on these contracts;

•

the ability of our primary insurance customers in our financial guaranty reinsurance business to provide appropriate surveillance and to mitigate losses adequately with respect to our assumed insurance portfolio; and the significant concentration of our financial guaranty reinsurance business in customers under common control;

•	volatility in our earnings caused by changes in the fair value of our derivative instruments and our need to reevaluate the premium deficiency in our mortgage insurance business on a quarterly basis;

•	changes in accounting guidance from the SEC or the Financial Accounting Standards Board;

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax and expense-sharing arrangements with our subsidiaries; and

•

our investment in Sherman Financial Group LLC, which could be negatively affected in the current credit environment if Sherman is unable to maintain sufficient sources of funding for its business activities or remain in compliance with its credit facilities.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A of Part II in this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	June 30 2009	December 31 2008
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $31,308 and $37,486)	$30,225	$36,628
Fixed maturities available for sale—at fair value (amortized cost $2,371,366 and $3,899,487)	2,158,523	3,647,269
Trading securities—at fair value (amortized cost $2,460,768 and $670,835)	2,474,923	654,699
Equity securities available for sale—at fair value (cost $217,585 and $212,620)	175,570	165,099
Hybrid securities—at fair value (amortized cost $469,239 and $499,929)	450,016	426,640
Short-term investments	1,082,016	1,029,285
Other invested assets (cost $23,256 and $21,388)	23,406	21,933

Total investments	6,394,679	5,981,553
Cash	64,554	79,048
Investment in affiliates	108,767	99,712
Deferred policy acquisition costs	208,882	160,526
Prepaid federal income taxes	—	248,828
Accrued investment income	48,112	61,722
Accounts and notes receivable (less allowance of $68,537 and $61,168)	243,785	90,158
Property and equipment, at cost (less accumulated depreciation of $87,835 and $84,911)	15,760	18,178
Derivative assets	179,837	179,515
Deferred income taxes, net	368,281	446,102
Reinsurance recoverables	570,245	492,359
Other assets	252,600	258,418

Total assets	$8,455,502	$8,116,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$1,120,359	$916,724
Reserve for losses and loss adjustment expenses (“LAE”)	3,304,236	3,224,542
Reserve for premium deficiency	40,861	86,861
Long-term debt and other borrowings	856,848	857,802
Variable interest entity debt—at fair value	283,242	160,035
Derivative liabilities	379,270	519,260
Accounts payable and accrued expenses	404,432	320,185

Total liabilities	6,389,248	6,085,409

Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 99,460,173 and 98,223,210 shares issued at June 30, 2009 and December 31, 2008, respectively; 82,252,266 and 81,034,883 shares outstanding at June 30, 2009 and December 31, 2008, respectively	99	98
Treasury stock, at cost: 17,207,907 and 17,188,327 shares at June 30, 2009 and December 31, 2008, respectively	(889,142)	(888,057)
Additional paid-in capital	1,358,440	1,350,704
Retained earnings	1,764,878	1,766,946
Accumulated other comprehensive loss, net	(168,021)	(198,981)

Total stockholders’ equity	2,066,254	2,030,710

Total liabilities and stockholders’ equity	$8,455,502	$8,116,119

See accompanying notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Premiums written—insurance:
Direct	$193,854	$248,660	$392,223	$511,266
Assumed	8,127	13,043	3,198	37,314
Ceded	(40,080)	(39,058)	(76,764)	(81,629)

Net premiums written	161,901	222,645	318,657	466,951
Decrease in unearned premiums	31,728	26,492	86,187	24,107

Net premiums earned—insurance	193,629	249,137	404,844	491,058
Net investment income	53,251	65,128	109,534	131,107
Change in fair value of derivative instruments	272,318	56,226	(12,098)	764,035
Net gains (losses) on other financial instruments	54,384	14,801	79,264	(26,040)
Total other-than-temporary impairment losses	(46)	(23,052)	(680)	(37,095)
Losses recognized in other comprehensive income (loss)	—	—	—	—

Net impairment losses recognized in earnings	(46)	(23,052)	(680)	(37,095)
Other income	3,888	3,221	8,020	6,835

Total revenues	577,424	365,461	588,884	1,329,900

Expenses:
Provision for losses	132,750	458,879	459,504	1,041,590
Provision for premium deficiency	2,184	369,807	(46,000)	387,897
Policy acquisition costs	25,967	75,952	39,921	99,858
Other operating expenses	55,635	63,849	107,237	118,990
Interest expense	12,295	13,832	24,594	26,325

Total expenses	228,831	982,319	585,256	1,674,660

Equity in net income of affiliates	5,110	15,704	15,662	28,230

Pretax income (loss)	353,703	(601,154)	19,290	(316,530)
Income tax provision (benefit)	121,828	(208,630)	4,852	(119,644)

Net income (loss)	$231,875	$(392,524)	$14,438	$(196,886)

Basic net income (loss) per share	$2.85	$(4.91)	$0.18	$(2.46)

Diluted net income (loss) per share	$2.82	$(4.91)	$0.18	$(2.46)

Weighted-average number of common shares outstanding—basic	81,396	79,967	81,400	79,960

Weighted-average number of common and common equivalent shares outstanding—diluted	82,240	79,967	82,236	79,960

Dividends per share	$0.0025	$0.02	$0.0050	$0.04

See accompanying notes to unaudited condensed consolidated financial statements

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE, JANUARY 1, 2008	$98	$(889,478)	$1,331,790	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736
Comprehensive loss:
Net loss	—	—	—	(196,886)	—	—	—	(196,886)
Unrealized foreign currency translation adjustment, net of tax of $2,225	—	—	—	—	4,133	—	—	4,133
Unrealized holding losses arising during period, net of tax benefit of $51,383	—	—	—	—	—	(95,425)	—	—
Less: Reclassification adjustment for net losses included in net loss, net of tax benefit of $11,260	—	—	—	—	—	20,190	—	—

Net unrealized loss on investments, net of tax benefit of $40,123	—	—	—	—	—	(74,515)	—	(74,515)

Comprehensive loss	—	—	—	—	—	—	—	(267,268)
Repurchases of common stock under incentive plans	—	(574)	856	—	—	—	—	282
Issuance of restricted stock	—	—	78	—	—	—	—	78
Amortization of restricted stock	—	—	3,788	—	—	—	—	3,788
Stock-based compensation expense	—	—	1,550	—	—	—	—	1,550
Dividends declared	—	—	—	(3,259)	—	—	—	(3,259)

BALANCE, JUNE 30, 2008	$98	$(890,052)	$1,338,062	$1,981,046	$16,275	$12,104	$(1,626)	$2,455,907

BALANCE prior to implementation effects JANUARY 1, 2009	$98	$(888,057)	$1,350,704	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710
Cumulative effect of adoption of SFAS No. 163 (see Note 1)	—	—	—	(37,587)	—	—	—	(37,587)

BALANCE, JANUARY 1, 2009, as adjusted	$98	$(888,057)	$1,350,704	$1,729,359	$13,966	$(196,480)	$(16,467)	$1,993,123
Cumulative effect of adoption of FSP FAS 115-2/124-2 (see Note 1)	—	—	—	21,490	—	(21,490)	—	––
Comprehensive income:
Net income	—	—	—	14,438	—	—	—	14,438
Unrealized foreign currency translation adjustment, net of tax of $1,193	—	—	—	—	2,215	—	—	2,215
Unrealized holding gains arising during the period, net of tax of $41,338	—	—	—	—	—	76,772	—	––
Less: Reclassification adjustment for net gains included in net income, net of tax of $14,300	—	—	—	—	—	(26,558)	—	––

Net unrealized gain on investments, net of tax of $27,038	—	—	—	—	—	50,214	—	50,214

Comprehensive income	—	—	—	—	—	—	—	66,867
Repurchases of common stock under incentive plans	—	(1,085)	1,085	—	—	—	—	––
Issuance of stock under benefit plans	1	—	1,848	—	—	—	—	1,849
Amortization of restricted stock	—	—	2,234	—	—	—	—	2,234
Stock-based compensation expense	—	—	2,569	—	—	—	—	2,569
Dividends declared	—	—	—	(409)	—	—	—	(409)
Net actuarial loss	—	—	—	—	—	—	21	21

BALANCE, JUNE 30, 2009	$99	$(889,142)	$1,358,440	$1,764,878	$16,181	$(167,756)	$(16,446)	$2,066,254

See accompanying notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(In thousands)	2009	2008
Cash flows used in operating activities	$(1,581,401)	$(185,245)

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	1,683,501	193,536
Proceeds from sales of equity securities available for sale	3,256	5,792
Proceeds from sales of hybrid securities	105,857	205,206
Proceeds from redemptions of fixed-maturity investments available for sale	240,733	93,094
Proceeds from redemptions of fixed-maturity investments held to maturity	6,890	7,481
Proceeds from redemptions of hybrid securities	9,304	29,347
Purchases of fixed-maturity investments available for sale	(308,994)	(340,218)
Purchases of equity securities available for sale	(8,701)	(85,289)
Purchases of hybrid securities	(117,733)	(242,954)
(Purchases) sales of short-term investments, net	(45,889)	263,492
Purchases of other invested assets, net	(1,473)	(1,249)
Purchases of property and equipment, net	(910)	(3,283)

Net cash provided by investing activities	1,565,841	124,955

Cash flows from financing activities:
Dividends paid	(409)	(3,259)
Proceeds from termination of interest rate swap	—	12,800

Net cash (used in) provided by financing activities	(409)	9,541

Effect of exchange rate changes on cash	1,475	(1,710)
Decrease in cash	(14,494)	(52,459)
Cash, beginning of period	79,048	200,787

Cash, end of period	$64,554	$148,328

Supplemental disclosures of cash flow information:
Income taxes received	$(339,719)	$(227,753)

Interest paid	$25,999	$28,428

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$4,224	$5,173

See accompanying notes to unaudited condensed consolidated financial statements.

Radian Group Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries. We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as “Radian Group.”

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

Basic net income per share is based on the weighted-average number of common shares outstanding, while diluted net income per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. For the three and six months ended June 30, 2009, 3,780,500 shares of our common stock issued under our stock-based compensations plans were not included in the calculation of diluted net income per share because they were anti-dilutive. As a result of our net loss for the three and six months ended June 30, 2008, 4,371,633 shares of our common stock issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share because they were anti-dilutive.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”) effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in accordance with GAAP, and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” we elected to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. The adoption of SFAS No. 157 with respect to non-financial assets and non-financial liabilities effective January 1, 2009 did not have a significant impact on our condensed consolidated financial statements.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We adopted FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” effective January 1, 2009. This FSP requires companies to consider unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as participating securities, which shall be included in the calculation of basic and diluted earnings per share. Our restricted stock awards meet the definition of participating securities. The adoption of this EITF did not have a material impact on our condensed consolidated financial statements.

We adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”) effective January 1, 2009. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity; (b) how the entity is accounting for its derivative instruments and hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and (c) how the instruments affect the entity’s financial position, financial performance and cash flows. SFAS No. 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. See Notes 3, 4 and 5 for further information.

We adopted SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS No. 163”) effective January 1, 2009. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”) applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of SFAS No. 60. SFAS No. 163 does not apply to financial guarantee insurance contracts accounted for as derivative contracts under SFAS No. 133. As a result of the implementation of SFAS No. 163, we recognized the cumulative effect of adoption as a reduction in retained earnings of $37.6 million, after tax, effective January 1, 2009. See Note 10, “Financial Guaranty Insurance Contracts” for further information.

We adopted FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“APB 28-1”) effective April 1, 2009. This FSP amends SFAS No. 107 to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require fair value disclosures to be included in summarized financial information at interim reporting periods. See Note 4, “Fair Value of Financial Instruments” for further information.

We adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) effective April 1, 2009. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of this FSP resulted in a $21.5 million increase in retained earnings and a corresponding decrease in accumulated other comprehensive income, net upon adoption. See Note 6, “Investments” for further information.

We adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) effective April 1, 2009. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not “orderly.” The adoption of this FSP did not have a significant impact on our condensed consolidated financial statements.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2. Segment Reporting

We have three reportable segments: Mortgage Insurance, Financial Guaranty and Financial Services. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the year-to-date periods indicated, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Mortgage Insurance (In thousands)	2009	2008	2009	2008
Net premiums written—insurance	$154,919	$199,030	$316,878	$410,281

Net premiums earned—insurance	$170,047	$205,096	$347,930	$409,361
Net investment income	32,298	38,941	63,643	77,786
Change in fair value of derivative instruments	(6,557)	25,173	(35,133)	96,942
Net gains (losses) on other financial instruments	12,590	18,155	25,500	(11,404)
Net impairment losses recognized in earnings	(46)	(7,711)	(680)	(14,885)
Other income	3,748	2,999	7,566	6,490

Total revenues	212,080	282,653	408,826	564,290

Provision for losses	142,802	449,296	464,486	1,020,304
Provision for premium deficiency	2,184	369,807	(46,000)	387,897
Policy acquisition costs	7,921	63,686	13,660	77,146
Other operating expenses	35,590	48,703	71,284	82,873
Interest expense	2,619	7,332	8,313	14,422

Total expenses	191,116	938,824	511,743	1,582,642

Equity in net income of affiliates	—	—	—	—

Pretax income (loss)	20,964	(656,171)	(102,917)	(1,018,352)
Income tax provision (benefit)	7,948	(221,988)	(27,136)	(357,713)

Net income (loss)	$13,016	$(434,183)	$(75,781)	$(660,639)

Cash and investments	$3,919,403	$4,054,264
Deferred policy acquisition costs	28,674	11,554
Total assets	5,073,729	5,037,309
Unearned premiums	304,336	359,080
Reserve for losses and loss adjustment expenses	3,122,444	2,120,577
Derivative liabilities	23,086	308,543

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Financial Guaranty (In thousands)	2009	2008	2009	2008
Net premiums written—insurance	$6,982	$23,615	$1,779	$56,670

Net premiums earned—insurance	$23,582	$44,041	$56,914	$81,697
Net investment income	20,951	26,187	45,889	53,307
Change in fair value of derivative instruments	278,875	31,053	23,035	667,093
Net gains (losses) on other financial instruments	41,794	(3,393)	53,764	(14,673)
Net impairment losses recognized in earnings	—	(15,341)	—	(22,210)
Other income	66	58	219	179

Total revenues	365,268	82,605	179,821	765,393

Provision for losses	(10,052)	9,583	(4,982)	21,286
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	18,046	12,266	26,261	22,712
Other operating expenses	19,909	15,019	35,742	35,757
Interest expense	9,676	6,500	16,281	11,654

Total expenses	37,579	43,368	73,302	91,409

Equity in net income of affiliates	—	—	—	—

Pretax income	327,689	39,237	106,519	673,984
Income tax provision	112,019	6,768	26,249	225,987

Net income	$215,670	$32,469	$80,270	$447,997

Cash and investments	$2,539,830	$2,481,133
Deferred policy acquisition costs	180,208	173,211
Total assets	3,259,249	3,166,316
Unearned premiums	816,023	688,984
Reserve for losses and loss adjustment expenses	181,792	167,165
Derivative liabilities	356,184	348,883

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
Financial Services (In thousands)	2009	2008	2009	2008
Net premiums written—insurance	$—	$—	$—	$—

Net premiums earned—insurance	$—	$—	$—	$—
Net investment income	2	—	2	14
Change in fair value of derivative instruments	—	—	—	—
Net gains on other financial instruments	—	39	—	37
Net impairment losses recognized in earnings	—	—	—	—
Other income	74	164	235	166

Total revenues	76	203	237	217

Provision for losses	—	—	—	—
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	136	127	211	360
Interest expense	—	—	—	249

Total expenses	136	127	211	609

Equity in net income of affiliates	5,110	15,704	15,662	28,230

Pretax income	5,050	15,780	15,688	27,838
Income tax provision	1,861	6,590	5,739	12,082

Net income	$3,189	$9,190	$9,949	$15,756

Cash and investments	$—	$—
Deferred policy acquisition costs	—	—
Total assets	122,524	205,792
Unearned premiums	—	—
Reserve for losses and loss adjustment expenses	—	—
Derivative liabilities	—	—

A reconciliation of segment net income (loss) to consolidated net income (loss) is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Consolidated (In thousands)	2009	2008	2009	2008
Net income (loss):
Mortgage Insurance	$13,016	$(434,183)	$(75,781)	$(660,639)
Financial Guaranty	215,670	32,469	80,270	447,997
Financial Services	3,189	9,190	9,949	15,756

Total	$231,875	$(392,524)	$14,438	$(196,886)

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Balance Sheets (In millions)	June 30 2009	December 31 2008
Derivative assets:
Financial Guaranty credit derivative assets	$19.4	$22.8
Net interest margin securities (“NIMS”) assets	10.4	5.8
Put options on Money Market committed preferred custodial trust securities (“CPS”)	150.0	150.0
Mortgage Insurance domestic and international credit default swaps (“CDS”) assets	—	0.9

Total derivative assets	179.8	179.5

Derivative liabilities:
Financial Guaranty credit derivative liabilities	356.2	357.4
NIMS liabilities (1)	—	84.3
Mortgage Insurance domestic and international CDS liabilities	23.1	77.6

Total derivative liabilities	379.3	519.3

Total derivative liabilities, net	$(199.5)	$(339.8)

(1)	All NIMS trusts required consolidation at June 30, 2009, resulting in the fair value being reported as variable interest entity (“VIE”) debt and derivative assets. The fair value of the VIE debt was $283.2 million and $160.0 million at June 30, 2009 and December 31, 2008, respectively.

Amounts set forth in the table above represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. The notional value of our derivative contracts at June 30, 2009 and December 31, 2008 was $50.3 billion and $51.8 billion, respectively.

The components of the gain (loss) included in change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Operations (In millions)	2009	2008	2009	2008
Net premiums earned—derivatives	$14.5	$20.9	$29.2	$46.1
Financial Guaranty credit derivative liabilities	265.8	(13.1)	(2.0)	567.8
NIMS	(5.2)	58.5	(9.5)	155.0
Mortgage Insurance domestic and international CDS	(0.1)	(38.9)	(21.5)	(71.2)
Put options on CPS	(0.9)	30.6	(1.8)	72.0
Other	(1.8)	(1.8)	(6.5)	(5.7)

Change in fair value of derivative instruments	$272.3	$56.2	$(12.1)	$764.0

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table shows selected information about our derivative contracts:

Product	June 30 2009
	Number of Contracts		Par/Notional Exposure		Total Net Asset/ (Liability)
	(In millions)
Put options on CPS	3		$150.0		$150.0
NIMS related (1)	—	(2)	—	(2)	10.4
Corporate collateralized debt obligations (“CDOs”)	101		37,467.5		(170.5)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”) on a first-to-pay basis	18		2,166.0		(6.7)
CDO of commercial mortgage-backed securities (“CMBS”)	4		1,831.0		(37.2)
CDO of asset-backed securities (“ABS”)	2		621.3		(93.2)
Other:
Structured finance (3)	19		1,507.5		(11.4)
Public finance	28		1,579.5		(0.8)

Total Other	47		3,087.0		(12.2)

Total Non-Corporate CDOs and other derivative transactions	71		7,705.3		(149.3)
Assumed financial guaranty credit derivatives:
Structured finance	311		1,466.5		(14.8)
Public finance	16		308.2		(2.2)

Total Assumed	327		1,774.7		(17.0)
Mortgage Insurance international CDS	2		3,247.2		(23.1)

Grand Total	504		$50,344.7		$(199.5)

(1)	This represents NIMS VIE derivative assets and NIMS bonds purchased.
(2)	NIMS related derivative assets represent assets associated with the consolidation of NIMS and does not represent additional exposure, as would be the case in a financial guaranty contract.
(3)	Includes $166.8 million of TruPs in a second-to-pay position.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Fair Value of Financial Instruments

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of June 30, 2009:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value		Total Investments
Investment Portfolio:
U.S. government and agency securities	$—	$526.6	$—	$526.6	$—		$526.6
Municipal and state securities	—	1,570.3	—	1,570.3	—		1,570.3
Money market instruments	1,058.8	—	—	1,058.8	—		1,058.8
Corporate bonds	—	1,080.1	—	1,080.1	—		1,080.1
Asset-backed securities	—	1,316.7	7.1	1,323.8	—		1,323.8
Foreign government securities	—	81.2	—	81.2	—		81.2
Hybrid securities	—	449.6	0.4	450.0	—		450.0
Equity securities	120.4	107.8	1.5	229.7	—		229.7
Other investments	—	—	4.1	4.1	—		4.1

Other investments not carried at fair value					70.1	(1)	70.1

Total Investments	1,179.2	5,132.3	13.1	6,324.6	$70.1		$6,394.7

Derivative Assets	—	—	179.8	179.8

Total Assets at Fair Value	$1,179.2	$5,132.3	$192.9	$6,504.4

Derivative Liabilities	$—	$—	$379.3	$379.3
VIE debt (2)	—	—	283.2	283.2

Total Liabilities at Fair Value	$—	$—	$662.5	$662.5

(1)	Comprised of fixed-maturities held to maturity ($30.2 million carried at cost), short-term investments ($16.5 million), and other invested assets ($23.4 million) accounted for as equity-method investments and not measured at fair value.
(2)	Represents consolidated debt issued by the NIMS VIE that required consolidation upon our becoming the primary beneficiary of the VIE.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a list of assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2008:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value		Total Investments
Investment Portfolio:
U.S. government and agency securities	$—	$159.8	$—	$159.8	$—		$159.8
Municipal and state securities	—	3,607.0	—	3,607.0	—		3,607.0
Money market instruments	836.7	—	—	836.7	—		836.7
Corporate bonds	—	176.8	—	176.8	—		176.8
Asset-backed securities	—	308.4	—	308.4	—		308.4
Foreign government securities	—	64.9	—	64.9	—		64.9
Hybrid securities	—	422.1	4.5	426.6	—		426.6
Equity securities	117.3	72.5	0.8	190.6	—		190.6
Other investments	—	1.4	5.1	6.5	—		6.5

Other investments not carried at fair value					204.2	(1)	204.2

Total Investments	954.0	4,812.9	10.4	5,777.3	$204.2		$5,981.5

Derivative Assets	—	—	179.5	179.5

Total Assets at Fair Value	$954.0	$4,812.9	$189.9	$5,956.8

Derivative Liabilities	$—	$—	$519.3	$519.3
VIE debt (2)	—	—	160.0	160.0

Total Liabilities at Fair Value	$—	$—	$679.3	$679.3

(1)	Comprised of fixed-maturities held to maturity ($36.6 million carried at cost), short-term investments ($145.7 million), and other invested assets ($21.9 million) accounted for as equity-method investments and not measured at fair value.
(2)	Represents consolidated debt issued by the NIMS VIE that required consolidation upon our becoming the primary beneficiary of the VIE.

The following table is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2009:

(In millions)	Beginning Balance at April 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings		Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (1)	Ending Balance at June 30 2009
Investments:
Asset-backed securities	$—	$0.1		$7.0		$—	$7.1
Hybrid securities	0.4	—		—		—	0.4
Equity Securities.	1.4	0.2		—		(0.1)	1.5
Other investments	4.4	—		(0.3)		—	4.1

Total Level III Investments	$6.2	$0.3		$6.7		$(0.1)	$13.1

Derivative liabilities, net	$(571.6)	$276.4	(2)	$95.7		$—	$(199.5)
NIMS VIE debt	(206.5)	(33.2)		(43.5	)(3)	—	(283.2)

Total Level III liabilities, net	$(778.1)	$243.2		$52.2		$—	$(482.7)

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(1)	Transfers are assumed to be made at the end of the period.
(2)	All related to gains on derivatives still held at June 30, 2009.
(3)	This amount primarily represents derivative liabilities transferred to VIE debt related to NIMS trusts that we were required to consolidate during the period.

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2009:

(In millions)	Beginning Balance at January 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings		Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (1)	Ending Balance at June 30 2009
Investments:
Asset-backed securities	$—	$0.1		$7.0		$—	$7.1
Hybrid securities	4.5	4.8		(9.3)		0.4	0.4
Equity securities	0.8	0.5		—		0.2	1.5
Other investments	5.1	0.1		(1.1)		—	4.1

Total Level III Investments	$10.4	$5.5		$(3.4)		$0.6	$13.1

Derivative liabilities, net	$(339.8)	$(3.6	)(2)	$143.9		$—	$(199.5)
NIMS VIE debt	(160.0)	(27.0)		(96.2	)(3)	—	(283.2)

Total Level III liabilities, net	$(499.8)	$(30.6)		$47.7		$—	$(482.7)

(1)	Transfers are assumed to be made at the end of the period.
(2)	Of this amount, $9.9 million relates to losses on derivatives no longer held at June 30, 2009, and $6.3 million relates to gains on derivatives still held at June 30, 2009.
(3)	This amount primarily represents derivative liabilities transferred to VIE debt related to NIMS trusts that we were required to consolidate during the period.

At June 30, 2009, our total Level III assets approximated 3.2% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

The following table is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2008:

(In millions)	Beginning Balance at April 1 2008	Realized and Unrealized Gains (Losses) Recorded in Earnings	Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (1)	Ending Balance at June 30 2008
Investments:
Corporate bonds	$—	$—	$—	$0.3	$0.3
Hybrid securities	—	—	1.0	—	1.0
Equity securities	0.1	—	—	0.9	1.0
Other investments	9.3	(1.9)	0.7	—	8.1

Total Level III Investments	$9.4	$(1.9)	$1.7	$1.2	$10.4

Derivative liabilities, net	$(470.7)	$49.5	$14.8	$—	$(406.4)
NIMS VIE debt	(100.2)	29.5	(15.0)	—	(85.7)

Total Level III liabilities, net	$(570.9)	$79.0	$(0.2)	$—	$(492.1)

(1)	Transfers are assumed to be made at the end of the period.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2008:

(In millions)	Beginning Balance at January 1 2008	Unearned Premiums Reclass January 1 2008 (1)	Realized and Unrealized Gains (Losses) Recorded in Earnings	Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at June 30 2008
Investments:
Corporate bonds	$—	$—	$—	$—	$0.3	$0.3
Hybrid securities	6.7	—	—	1.0	(6.7)	1.0
Equity securities	0.1	—	—	—	0.9	1.0
Other investments	12.1	—	(5.3)	1.3	—	8.1

Total Level II Investments	$18.9	—	$(5.3)	$2.3	$(5.5)	$10.4

Derivative liabilities, net	$(1,262.5)	$(23.3)	$761.1	$118.3	$—	$(406.4)
NIMS VIE debt	—	—	29.5	(115.2)	—	(85.7)

Total Level III liabilities, net	$(1,262.5)	$(23.3)	$790.6	$3.1	$—	$(492.1)

(1)	These unearned premiums were reclassified after adoption of an agreement with member companies of the Association of Financial Guaranty Investors (“AFGI”) in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the SEC. This reclassification was implemented in order to increase comparability of our financial guaranty companies with derivative contracts.
(2)	Transfers are assumed to be made at the end of the period.

The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities and NIMS VIE debt (in aggregate by type) presented in our condensed consolidated balance sheets. Our five-year CDS spread is representative of the market’s view of our non-performance risk; the CDS spread used in the valuation of these specific assets or liabilities is typically based on the remaining term of the instrument.

	January 1 2008	June 30 2008	December 31 2008	June 30 2009
Radian Group five-year CDS spread	628	2,530	2,466	1,598
(in basis points)

Product (In millions)	Cumulative Unrealized Gain at December 31 2008	Cumulative Unrealized Gain at June 30 2009
Corporate CDOs	$4,197.1	$1,917.1
Non-Corporate CDOs	948.7	830.3
NIMS and other	440.0	266.0

Total	$5,585.8	$3,013.4

The unrealized gain attributable to the market’s perception of our non-performance risk decreased by $2.6 billion during the first half of 2009, as presented in the table above. This decrease was primarily the result of the tightening of our CDS spread, which decreased by 868 basis points during the six months ended June 30, 2009.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

VIE Debt-NIMS

NIMS VIE debt represents the consolidated NIMS trust obligations that we were required to consolidate in accordance with FASB Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities (revised)—an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”) as of June 30, 2009 and December 31, 2008. In 2008, we elected in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to record at fair value the consolidated NIMS VIE debt. The VIE debt recorded represents our obligation to pay the NIMS guaranteed cash flows expected to be paid to the NIMS bondholders. At June 30, 2009, all NIMS trust obligations that we have guaranteed have been consolidated. The face value of our consolidated liability was $443.1 million and includes $24.8 million that has been issued by the consolidated trusts which is not guaranteed by us.

Other Fair Value Disclosure

On our condensed consolidated balance sheets, we disclose the carrying value and fair value of assets and liabilities which are reported at fair value. The carrying value and estimated fair value of other selected assets and liabilities that are not carried at fair value on our condensed consolidated balance sheets are as follows:

	June 30 2009		December 31 2008
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$30.2	$31.3	$36.6	$37.5
Short-term investments (carried at cost)	16.5	16.5	145.7	145.7
Other invested assets.	23.4	23.3	21.9	21.4
Liabilities:
Long-term debt and other borrowings	856.8	423.8	857.8	410.6
Non-derivative financial guaranty liabilities	653.3	807.3	800.3	756.9

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

Other Invested Assets––The fair value of other invested assets is based on the present value of the estimated net future cash flows. The carrying value of equity-method investment and cost-method investments approximates fair value.

Long-Term Debt and Other Borrowings—The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to us for debt of the same remaining maturities.

Non-Derivative Financial Guaranty Liabilities—We estimate the fair value of these non-derivative financial guarantees in accordance with SFAS No. 157 in a hypothetical market where market participants include other monoline mortgage and financial guaranty insurers with similar credit quality to us, assuming that the net liability related to these insurance contracts could be transferred to these other mortgage and financial guaranty insurance and reinsurance companies.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The carrying value of our non-derivative financial guaranty liabilities consists of unearned premiums, premiums receivable, deferred policy acquisition costs, and reserve for losses and LAE as reported on our condensed consolidated balance sheets.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Special Purpose Entities (“SPEs”)

The following is a summary of the financial impact on our condensed consolidated balance sheet, our condensed consolidated statement of operations and our condensed consolidated statement of cash flows as of and for the six months ended June 30, 2009, as it relates to VIEs in which we have a significant variable interest and qualified special purpose entities (“QSPEs”) sponsored by us:

	Significant Interests in VIEs					Sponsored QSPE
(In millions)	NIMS		Financial Guaranty Insurance and Credit Derivatives	CPS	International CDS	Smart Home
Balance Sheet:
Reinsurance recoverables	$—		$—	$—	$—	$96.3	(1)
Derivative assets	10.4		—	150.0	—	—
Unearned premiums	—		10.7	—	—	—
Reserves for losses and LAE	—		5.4	—	—	—
Derivative liabilities	—		—	—	23.1	—
VIE consolidated debt	283.2		—	—	—	—
Other comprehensive income (loss) (“OCI”)	—		—	—	(0.2)	—
Statement of Operations:
Change in fair value of derivative instruments—gain (loss)	(8.5)		—	(1.8)	(10.3)	—
Provision for losses	—		8.2	—	—	5.2	(2)
Net gain on other financial instruments	(25.5)		—	—	—	—
Net premiums earned	0.5		1.9	—	0.4	(5.6)
Cash Inflow (Outflow) Impact:
Net (payments) receipts related to credit derivatives	(17.3	)(3)	—	(1.8)	0.4	—
Net receipts related to VIE consolidated debt	0.4		—	—	—	—
Premiums received (paid)	—		1.7	—	—	(5.6)
Losses paid.	—		(6.1)	—	—	—

(1)	Represents ceded loss reserves recorded as reinsurance loss recoverables.
(2)	Represents ceded provision for losses.
(3)	Represents the amount paid for interest and the amount paid for the purchase of NIMS bonds we insure, offset by premiums received.

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

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NIMS

As of June 30, 2009, the amount included in derivative assets and VIE debt related to the NIMS trusts was $10.4 million and $283.2 million, respectively. As of December 31, 2008, the amount included in derivative assets and VIE debt related to the NIMS trusts was $5.8 million and $160.0 million, respectively. We consolidate the assets and liabilities associated with these VIEs when we gain control over the trust assets and liabilities as a result of our contractual provisions. The consolidated NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. The consolidated NIMS VIE debt is recorded at fair value as allowed by SFAS No. 159.

As a risk mitigation initiative, we have purchased, at a discount to par, some of our insured NIMS bonds. The NIMS purchased are accounted for as derivative assets and are recorded at fair value in accordance with SFAS No. 133. Upon purchase, and prior to consolidation, our liability representing the unrealized loss associated with the purchased NIMS is eliminated. The difference between the amount we pay for the NIMS and the sum of the fair value of the NIMS and the eliminated liability represents the net impact to earnings. The overall impact to our consolidated results of operations as a result of these purchases has been immaterial.

The following is summary information related to all NIMS trusts as of the dates indicated:

	June 30, 2009			December 31, 2008
(In millions) VIE Assets	Total NIMS Trust Assets	Maximum Principal Exposure (1)	Average Rating of Collateral at Inception	Total NIMS Trust Assets	Maximum Principal Exposure	Average Rating of Collateral at Inception
NIMS	$539.8	$418.3	BBB to BB	$556.6	$438.3	BBB to BB

(1)	Represents maximum exposure related to derivative liabilities and consolidated VIE assets and liabilities.

There was $418.3 million of risk in force associated with NIMS at June 30, 2009 comprised of 30 transactions. The average expiration of our existing NIMS transactions is approximately three years. At June 30, 2009, all of the NIMS transactions required consolidation in our condensed consolidated balance sheets.

Financial Guaranty Insurance and Credit Derivatives

The following table sets forth our financial guaranty total assets and maximum exposure to loss associated with VIEs in which we held significant variable interests:

	June 30 2009		December 31 2008
(In millions)	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Asset-Backed Obligations	$2,106.1	$331.3	$2,349.6	$371.8
Other Structured Finance	6,031.9	434.9	8,736.9	544.0

Total	$8,138.0	$766.2	$11,086.5	$915.8

Put Options

In September 2003, our principal financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), completed a transaction for $150 million of CPS, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

wholly-owned subsidiary. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. Our put options are perpetual in nature, allowing us to put or call our preferred stock solely at our discretion and call our preferred stock subsequent to its issuance. Specifically, there is no limit to the number of times that Radian Asset Assurance (and, correspondingly, Radian Asset Securities) may put its preferred stock to Radian Asset Securities (and, correspondingly, from the custodial trusts), fully redeem its preferred stock from Radian Asset Securities (and, correspondingly, from the custodial trusts), and put it back to Radian Asset Securities (and, correspondingly, the custodial trusts).

If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance as an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but senior to any claim of Radian Guaranty Inc. (“Radian Guaranty”), as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which could be used for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock.

We performed an analysis of these trusts and determined that these trusts are significant variable interest entities which are evaluated under FIN 46R. Since we are not considered to be the primary beneficiary of these trusts under the FIN 46R framework, we do not consolidate these trusts; therefore, there is no impact to our consolidated balance sheets, statements of operations, statements in changes in common stockholders’ equity or statements of cash flows. The aggregate fair value of the put options is classified as a derivative asset, and changes in the fair value of the put options are classified as a change in fair value of derivative instruments.

International CDS

We provide credit enhancement in the form of credit default swaps in the international markets and have one international CDS transaction involving a VIE in which we have a significant interest. At June 30, 2009, total exposure to this international CDS transaction was $3.1 billion and our total derivative liability was $23.1 million. At December 31, 2008, our total exposure to this international CDS transaction was $3.2 billion and our total derivative liability was $14.2 million.

Sponsored QSPE—Smart Home

We have completed four Smart Home reinsurance transactions, with the last of these transactions closing in May 2006. Details of these transactions (aggregated) as of the initial closing of each transaction and as of June 30, 2009 are as follows:

	Initial	As of June 30 2009

Pool of mortgages (par value)	$14.7 billion	$4.8 billion
Risk in force (par value)	$3.9 billion	$1.2 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$557.6 million

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Investments

Our investment portfolio consisted of the following at June 30, 2009 and December 31, 2008:

	Cost/Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
June 30, 2009:
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$30,225	$31,308	$1,138	$55

	$30,225	$31,308	$1,138	$55

Fixed-maturities available for sale:
Bonds and notes:
U.S. government securities	$81,351	$85,127	$3,776	$—
U.S. government-sponsored enterprises	34,247	34,882	635	—
State and municipal obligations	1,692,527	1,481,445	12,101	223,183
Corporate	173,266	170,761	4,006	6,511
Other securities available for sale:
Asset-backed securities	297,181	293,776	5,381	8,786
Private placements	14,719	13,718	360	1,361
Foreign governments	78,075	78,814	1,444	705

	$2,371,366	$2,158,523	$27,703	$240,546

Short-term investments	$1,081,948	$1,082,016	$101	$33

Equity securities available for sale	$217,585	$175,570	$1,867	$43,882

Trading securities	$2,460,768	$2,474,923	$37,217	$23,062

Hybrid securities	$469,239	$450,016	$17,511	$36,734

Other invested assets	$23,256	$23,406	$150	$—

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Cost/Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
December 31, 2008:
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$36,628	$37,486	$1,293	$435

	$36,628	$37,486	$1,293	$435

Fixed-maturities available for sale:
Bonds and notes:
U.S. government securities	$81,636	$93,206	$11,739	$169
U.S. government-sponsored enterprises	20,089	21,636	1,547	—
State and municipal obligations	3,235,053	2,977,919	54,768	311,902
Corporate	176,085	169,510	2,974	9,549
Other securities available for sale:
Asset-backed securities	310,269	307,150	8,416	11,535
Private placements	13,652	12,992	522	1,182
Foreign governments	62,703	64,856	2,216	63

	$3,899,487	$3,647,269	$82,182	$334,400

Short-term investments	$1,029,167	$1,029,285	$118	$—

Equity securities available for sale	$212,620	$165,099	$1,011	$48,532

Trading securities	$670,835	$654,699	$7,118	$23,254

Hybrid securities	$499,929	$426,640	$7,530	$80,819

Other invested assets	$21,388	$21,933	$545	$—

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table shows the gross unrealized losses and fair value of our investments (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2009:
State and municipal obligations	$172,797	$50,484	$1,082,526	$172,754	$1,255,323	$223,238
Corporate bonds and notes	38,247	2,282	37,042	4,260	75,289	6,542
Asset-backed securities	8,130	445	48,742	8,341	56,872	8,786
Private placements	3,554	379	4,971	982	8,525	1,361
Foreign governments	37,764	702	9,250	5	47,014	707
Equity securities	124,368	34,169	37,553	9,713	161,921	43,882

Total	$384,860	$88,461	$1,220,084	$196,055	$1,604,944	$284,516

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2008
U.S. government securities	$6,981	$169	$—	$—	$6,981	$169
State and municipal obligations	847,638	88,372	838,786	223,965	1,686,424	312,337
Corporate bonds and notes	73,259	6,532	15,551	3,017	88,810	9,549
Asset-backed securities	40,691	4,210	43,923	7,325	84,614	11,535
Private placements	7,516	1,028	1,143	154	8,659	1,182
Foreign governments	6,083	39	10,285	24	16,368	63
Equity securities	150,584	48,532	—	—	150,584	48,532

Total	$1,132,752	$148,882	$909,688	$234,485	$2,042,440	$383,367

The contractual maturity of securities in an unrealized loss position at June 30, 2009 was as follows:

(In thousands)	Fair Value	Amortized Cost	Unrealized Losses
2009	$12,272	$12,305	$33
2010—2013	52,495	54,058	1,563
2014—2018	78,084	81,877	3,793
2019 and later	1,300,172	1,535,417	235,245
Equity securities	161,921	205,803	43,882

Total	$1,604,944	$1,889,460	$284,516

Effective with the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, we analyzed our debt securities for impairment under the new FSP. In accordance with this new guidance, if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its amortized

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss in the statement of operations while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. The credit loss is determined to exist if the present value of cash flows expected to be collected from the security is less than the cost basis of the security. The present value of cash flows is determined using the original yield of the security. For securities held as of April 1, 2009 that have previously been other-than-temporarily impaired, a pre-tax transition adjustment of $33.1 million was booked to reclassify these impairments from retained earnings to other comprehensive income.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment (“OTTI”) was recognized in OCI for the second quarter of 2009 (in thousands):

Three Months Ended June 30 2009
Debt securities credit losses, beginning balance at April 1, 2009	$868
Additions:
Credit losses on previously impaired securities	—
Credit losses for which an OTTI was not previously recognized	—
Credit losses for which an OTTI was previously recognized	—
Reductions:
Credit losses on securities	—
Increases in expected cash flows on previously impaired securities	—
For securities sold during the period	—

Debt securities credit losses, ending balance at June 30, 2009	$868

At June 30, 2009, we did not have the intent to sell any debt securities in an unrealized loss position, and determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.

In evaluating whether a decline in value is other-than-temporary, we consider several factors, including, but not limited to, the following:

•	the extent and the duration of the decline in value;

•	the reasons for the decline in value (credit event, interest related or market fluctuations);

•	the financial position and access to capital of the issuer, including the current and future impact of any specific events;

•	our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery; and

•	the financial condition of and near term prospects of the issuer.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A debt security impairment is deemed other-than-temporary if:

•	we either intend to sell the security, or it is more likely than not that we will be required to sell the security before expected recovery of amortized cost; or

•	we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an other-than-temporary impairment has occurred. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

We have securities that have been in an unrealized loss position for 12 months or more that we did not consider to be other-than-temporarily impaired due to the qualitative factors explained below.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of June 30, 2009 on our investments in tax-exempt state and municipal securities were caused primarily by interest rate movement. Certain securities, mainly those insured by monoline insurance companies, experienced credit spread widening during 2008 and 2009 as a result of the deterioration in the financial condition of those monolines. Because as of June 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of June 30, 2009 on the majority of the securities in this category were caused by market interest rate movement. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages, experienced spread widening during 2008 and 2009. Because as of June 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of June 30, 2009 on the securities in this category were caused by market interest rate movement. The ABS in our investments are primarily AAA rated senior tranche positions, collateralized by pools of credit card, auto loan and equipment lease receivables. The ratings of these investments are supported by credit enhancements which include financial guarantor insurance, subordination, over-collateralization and reserve accounts. Most of our ABS investments have retained AAA ratings. Because as of June 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, we did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2009.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Private placements

The unrealized losses of 12 months or greater duration as of June 30, 2009 on the majority of the securities in this category were caused by market interest rate movement. Because we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, we did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2009.

Foreign governments

The unrealized losses of 12 months or greater duration as of June 30, 2009 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because as of June 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, we did not consider these investments to be other-than-temporarily impaired at June 30, 2009.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or equity market indices movements. In addition, certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because as of June 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, we did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2009.

7. Investment in Affiliates

We own a 28.7% interest in Sherman Financial Group LLC (“Sherman”) and a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), each of which are credit-based consumer asset businesses. As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no continuing interest of value in C-BASS. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. The likelihood that we will recoup any of our investment is extremely remote. Accordingly, we believe that the likelihood that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operations or cash flows at any time in the future is extremely remote.

The following table shows the components of our investment in affiliates balance:

(In thousands)	June 30 2009	December 31 2008
Sherman	$108,719	$99,656
Other	48	56

Total	$108,767	$99,712

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2009	2008	2009	2008
Investment in Affiliates-Selected Information:
Sherman
Balance, beginning of period	$103,236	$116,929	$99,656	$104,315
Share of net income for period	5,110	15,704	15,662	28,230
Dividends received	—	19,499	6,441	19,499
Other comprehensive income	373	(490)	(158)	(402)

Balance, end of period	$108,719	$112,644	$108,719	$112,644

Portfolio Information:

Sherman
Total assets	$2,103,158	$2,432,122
Total liabilities	1,696,471	1,960,667

Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$311,446	$382,783	$653,714	$772,487
Other revenues	389	5,381	5,842	12,972
Derivative mark-to-market	8,614	10,210	8,927	4,883

Total revenues	320,449	398,374	668,483	790,342

Expenses
Operating and servicing expenses	129,483	177,882	278,090	370,372
Provision for loan losses	95,606	105,571	208,848	209,311
Interest	28,263	25,230	53,367	48,812
Other	32,627	11,938	53,705	20,147

Total expenses	285,979	320,621	594,010	648,642

Net income	$34,470	$77,753	$74,473	$141,700

8. Reserve for losses and LAE—Mortgage Insurance

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the three and six months ended June 30, 2009:

(In thousands)	Three Months Ended June 30 2009	Six Months Ended June 30 2009
Mortgage Insurance
Balance at beginning of period	$3,116,553	$2,989,994
Less Reinsurance recoverables	536,777	491,836

Balance at beginning of period, net	2,579,776	2,498,158
Add total losses and LAE incurred in respect of default notices reported and unreported	142,802	464,486
Deduct total losses and LAE paid	167,685	407,751

Balance at end of period, net	2,554,893	2,554,893
Add Reinsurance recoverables	567,551	567,551

Balance at end of period	$3,122,444	$3,122,444

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We have protected against some of the losses that may occur related to riskier products, including non-prime products, by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Smart Home ceded losses recoverable were $96.3 million at June 30, 2009. In addition to Smart Home, we transfer a portion of our primary mortgage insurance risk to captive reinsurance companies affiliated with our lender-customers. Ceded losses recoverable related to captive transactions were $471.3 million at June 30, 2009. The change in reinsurance recoverables on Smart Home and captive transactions is reflected in our provision for losses.

While we have experienced an increase in outstanding delinquencies in the quarter, the effect of this increase on reserves for losses and LAE was substantially offset by an increase in expected insurance rescissions and claim denials on insured loans. Our loss mitigation efforts to review more claims have resulted in higher rescissions and denials than we have experienced in the past, which is reflected in our estimate of reserves for losses and LAE at June 30, 2009. Our default to claim rate decreased from 46% at December 31, 2008 to 37% at June 30, 2009, primarily as a result of our estimate of expected rescissions and denials. The increase in rescissions and denials may lead to an increased risk of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded insurance or denied a claim. Although we believe that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions and denials in any potential legal action, we may need to reassume the risk on, and reestablish loss reserves for, those loans.

We considered the sensitivity of mortgage insurance loss reserve estimates at June 30, 2009 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in claim severity (28% of unpaid principal balance at June 30, 2009), we estimated that our loss reserves would change by approximately $121 million at June 30, 2009. For every one percentage point change in our default to claim rate (37% at June 30, 2009, including our assumptions related to rescissions and denials), we estimated a $90 million change in our loss reserves at June 30, 2009.

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

As of June 30, 2009, the net present value of expected losses and expenses on our first-lien business was $3.8 billion, offset by the present value of expected premiums of $2.4 billion and already established reserves (net of reinsurance recoverables) of $2.5 billion. Because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2009. Expected losses are based on an assumed paid claim rate of approximately 12% on our total primary first-lien mortgage insurance portfolio, including 8% on prime, 32% on subprime and 23% on Alternative-A (“Alt-A”). While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated during the second half of 2008 and first half of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, an increase in expected rescissions and denials on

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

insured loans as part of our loss mitigation efforts is expected to offset the impact of expected defaults and claims to some extent.

Numerous factors affect our ultimate paid claim rates, including home price depreciation, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with recently announced lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults in our current risk in force. This projection is based on recent trends in default experience, severity, and rates of delinquent loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in prepayment speeds. As of June 30, 2009, our modeled loan default projections assume that recent observed default rates will increase through the end of 2009, will remain stable through the middle of 2010, and will gradually return to normal historical levels over the subsequent two years. If our modeled loan default projections were stressed such that recent observed increases in defaults were to continue until the end of 2010, remain stable through the middle of 2012, and gradually return to normal historical levels over the subsequent three years, we estimate that the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) would exceed the net present value of expected losses and expenses by approximately $0.6 billion; therefore, no PDR would be required in this scenario.

During 2009, our second-lien PDR decreased by approximately $46.0 million to $40.9 million as a result of the transfer of premium deficiency reserves to loss reserves, offset by a slight increase in expected future losses. The net present value of expected losses and expenses on our second-lien business at June 30, 2009 was $146.5 million, partially offset by the net present value of expected premiums of $13.3 million and already established reserves of $99.0 million.

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the three and six months ended June 30, 2009 (in thousands):

Second-lien PDR:	Three Months Ended June 30 2009	Six Months Ended June 30 2009
Balance at beginning of period	$38,677	$86,861
Incurred losses recognized in loss reserves	(4,458)	(65,997)
Premiums recognized in earned premiums	2,150	3,385
Changes in underlying assumptions	7,154	20,260
Accretion of discount and other	(2,662)	(3,648)

Balance at end of period	$40,861	$40,861

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

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In addition, SFAS No. 163 requires the recognition of the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (a “refunding”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment when permitted under the applicable bond indenture (a “legal defeasance”) does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance. Consequently, $3.6 billion of net par outstanding on defeased refundings was reversed upon the implementation of SFAS No. 163. As a result, unearned premiums and deferred acquisition costs increased by $29.3 million and $3.7 million, respectively, and retained earnings decreased by $17.0 million, net of tax.

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

There are both performing and non-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings. However, claim liabilities could be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. When our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the primary insurer for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the ceding company, we may assign our own risk rating rather than using the risk rating assigned by the ceding company.

Our risk management department uses internal ratings in monitoring our insured transactions. We determine our internal ratings for a transaction by utilizing all relevant information available to us, including: periodic reports supplied by the issuer, trustee or servicer for the transaction; publicly available information regarding the issuer, the transaction, the underlying collateral or asset class of the transaction and/or collateral; communications with the issuer, trustee, collateral manager and servicer for the transaction; and when available,

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

public or private ratings assigned to our insured transactions or to other obligations that have substantially similar risk characteristics to our transactions without the benefit of financial guaranty or similar credit insurance. When we deem it appropriate, we also utilize nationally recognized rating agency models and methodologies to assist in such analysis. We use this information to develop an independent judgment regarding the risk and loss characteristics for our insured transactions. If public or private ratings have been used, our risk management analysts express a view regarding the rating agency opinion and analysis. When our analyses of the transaction results in a materially different view of the risk and loss characteristics of an insured transaction, we will assign a different internal rating than that assigned by the rating agency.

Our rating scale is comparable to the rating scales utilized by the nationally recognized rating agencies (Standard & Poor’s Rating Service (“S&P”) and Moody’s Investor Service (“Moody’s”)), meaning that an obligation with an internal rating comparable to that of the rating agencies (e.g. AAA internally versus AAA by S&P or Aaa by Moody’s) has approximately the equivalent credit quality indicated by such a rating. Our internal ratings estimates are subject to revision at any time and may differ from the credit ratings ultimately assigned by the rating agencies.

The initial impact of the adoption of SFAS No. 163 on January 1, 2009, on our condensed consolidated financial statements is shown in the table below (in millions):

Increase in unearned premiums	$(292.8)
Increase in premiums receivable	161.4
Increase in deferred policy acquisition costs	66.0
Decrease in reserves for losses and LAE	8.2
Decrease in deferred income taxes, net	20.2
Increase in premium taxes payable	(0.6)

Decrease in retained earnings, net of taxes	$(37.6)

The following table includes additional information as of June 30, 2009 regarding our financial guaranty claim liabilities segregated by the surveillance categories described above:

Surveillance Categories

($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	70	195	103	75	443
Remaining weighted-average contract period (in years)	20	18	26	28	22
Insured contractual payments outstanding:
Principal	$610.5	$1,301.6	$1,039.0	$543.2	$3,494.3
Interest	435.9	526.1	855.0	407.1	2,224.1

Total	$1,046.4	$1,827.7	$1,894.0	$950.3	$5,718.4

Gross claim liability	$27.8	$16.7	$136.5	$146.4	$327.4
Less:
Gross potential recoveries	16.3	6.7	35.1	51.9	110.0
Discount, net	2.2	2.7	17.2	2.3	24.4

Net claim liability	$9.3	$7.3	$84.2	$92.2	$193.0

Unearned premium revenue	$7.8	$32.0	$30.8	$—	$70.6

Claim liability reported in the balance sheet	$4.4	$1.9	$73.0	$92.2	$171.5

Reinsurance recoverables	$––	$—	$—	$—	$—

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present value of the premiums receivable and unearned premiums as of January 1, 2009 and June 30, 2009 are as follows (in millions):

	January 1 2009	June 30 2009
Premiums receivable	$161.4	$154.0
Unearned premiums	223.3	201.0

These premiums receivable and unearned premium amounts include those associated with the Ambac policies that were commuted in July 2009. See Note 16 for further information.

The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our condensed consolidated statement of operations. The amount of the accretion included in premiums written, premiums earned and policy acquisition costs for the three and six months ended June 30, 2009 is as follows (in millions):

	Three Months Ended June 30 2009	Six Months Ended June 30 2009
Premiums written	$1.2	$2.5
Premiums earned	1.2	2.5
Policy acquisition costs	0.4	0.7

The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.45% at June 30, 2009.

The following table shows the nominal (non-discounted) premiums net of commissions that are expected to be collected (without giving effect to the Ambac Commutation described below) on financial guaranty contracts with installment premiums included in premiums receivable as of June 30, 2009 (in millions):

Future Expected Premium Payments
Third Quarter 2009	$4.4
Fourth Quarter 2009	4.4

Total 2009	8.8
2010	16.6
2011	12.4
2012	10.0
2013	11.5

2009-2013	59.3
2014-2018	44.7
2019-2023	31.3
2024-2028	25.0
After 2028	39.0

Total	$199.3

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table shows the rollforward of the net present value of premiums receivable as of June 30, 2009 (in millions):

Premiums Receivable
Balance at beginning of period	$161.4
Payments received	(10.2)
Accretion	1.8
Adjustments to installment premiums	(0.1)
Foreign exchange revaluation	1.1

Balance at end of period	$154.0

Premiums earned were affected by the following for the three and six months ended June 30, 2009 (in millions):

	Three Months Ended June 30 2009	Six Months Ended June 30 2009
Refundings	$10.5	$23.5
Recaptures/Commutations (1)	(15.0)	(15.0)
Unearned premium acceleration upon establishment of case reserves	0.6	5.8
Foreign exchange revaluation, gross of commissions	2.4	1.1
Adjustments to installment premiums, gross of commissions	6.9	3.2

Total adjustment to premiums earned	$5.4	$18.6

(1)	Primarily Ambac Commutation.

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refunding of any financial guaranty obligations and without giving effect to the Ambac Commutation (See Note 16 for further information), as of June 30, 2009:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Earnings
Third Quarter 2009	$799.5	$16.5	$1.3	$17.8
Fourth Quarter 2009	783.5	16.0	1.2	17.2

Total 2009	783.5	32.5	2.5	35.0
2010	722.8	60.7	4.7	65.4
2011	666.2	56.6	4.4	61.0
2012	612.6	53.6	4.2	57.8
2013	561.9	50.7	3.9	54.6

2009 – 2013	561.9	254.1	19.7	273.8
2014 – 2018	347.2	214.7	16.0	230.7
2019 – 2023	196.7	150.5	11.5	162.0
2024 – 2028	97.4	99.3	7.8	107.1
After 2028	—	97.4	8.0	105.4

Total	$—	$816.0	$63.0	$879.0

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table shows the significant components of the change in our financial guaranty claim liability as of June 30, 2009 (in millions):

	Three Months Ended June 30 2009	Six Months Ended June 30 2009
Claim liability, beginning of period	$203.6	$211.5

Incurred losses and LAE:
Increase in gross claim liability	49.9	100.7
Adjustment to net claim liability for Ambac Commutation	(38.6)	(38.6)
Increase in gross potential recoveries	(11.2)	(40.9)
Increase in discount	(4.9)	(19.8)
Increase in unearned premiums	(3.6)	(3.0)

Incurred losses and LAE	(8.4)	(1.6)
Paid losses and LAE	(23.7)	(38.4)

Claim liability, end of period	$171.5	$171.5

Components of incurred losses and LAE:
Claim liability established in current period	$15.6	$35.5
Changes in existing claim liabilities	(24.0)	(37.1)

Total incurred losses and LAE	$(8.4)	$(1.6)

Weighted-Average Risk-Free Rates (used for discounting gross claim liability and gross potential recoveries):

January 1, 2009	2.53%
March 31, 2009	3.25%
June 30, 2009	4.07%

(In millions)	Three Months Ended June 30 2009	Six Months Ended June 30 2009
Components of increase in discount:
Increase in discount related to claim liabilities established in current period	$(7.8)	$(11.2)
Decrease (increase) in discount related to existing claim liabilities	2.9	(8.6)

Total increase in discount	$(4.9)	$(19.8)

On July 20, 2009, Radian Asset Assurance entered into a commutation and release agreement with Ambac Assurance Corporation and Ambac Assurance UK Limited (collectively, “Ambac”). Under this agreement, on July 24, 2009, Radian Asset Assurance paid a $100 million settlement payment to Ambac to commute $9.8 billion of Radian Asset Assurance net par outstanding assumed from Ambac (the “Ambac Commutation”). The risk commuted under this agreement represents 99.7% of Radian Asset Assurance’s reinsured portfolio with Ambac, 26.2% of Radian Asset Assurance’s total reinsurance portfolio and 9.8% of Radian Asset Assurance’s total insured portfolio, in each case as of June 30, 2009. The Ambac Commutation also reduced Radian Asset Assurance’s financial guaranty exposure to mortgage-backed securities (“MBS”) by 41.9%.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We have adjusted certain estimates in our June 30, 2009 financial statements as a result of this commutation. The impact on our financial statements at June 30, 2009 related to the Ambac Commutation is as follows:

Statement of Operations
(In millions)
Increase (decrease) in:
Net premiums earned	$(15.3)
Policy acquisition costs	8.9
Provision for losses	(38.6)

Pre-tax income	$14.4

The decrease in our reserve for losses and LAE at June 30, 2009 is primarily related to the decrease in expected claim payments on policies that have been commuted to Ambac.

11.	Comprehensive Income (Loss)

Our total comprehensive income (loss), as calculated per SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income (loss), as reported	$231,875	$(392,524)	$14,438	$(196,886)
Other comprehensive income (loss) (net of tax)
Net unrealized gains (losses) on investments	22,919	(17,285)	50,214	(74,515)
Unrealized foreign currency translation adjustment	6,146	(1,820)	2,215	4,133

Comprehensive income (loss)	$260,940	$(411,629)	$66,867	$(267,268)

12.	Income Taxes

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

Given the uncertainty of the impact of gains and losses on our financial instruments on our pre-tax loss projected for the full year, which directly affects our ability to project an effective tax rate for the full year, we book our income tax expense based on the actual results of operations as of June 30, 2009.

For federal income tax purposes, we have approximately $471.5 million of net operating loss carryforwards as of June 30, 2009. To the extent not utilized, approximately $303.5 million and $168.0 million of the net operating loss carryforwards will expire during tax years 2028 and 2029, respectively.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 30, 2009, we have a net deferred tax asset (“DTA”) in the amount of $368.3 million. We believe that it is more likely than not that these assets will be realized. As such, no valuation allowance was established. The following factors were considered in reaching this conclusion:

•

Approximately $119.7 million of the net DTA relates to mark-to-market losses on our financial guaranty derivative instruments, which we expect will result in very limited or no claim payments. We have the ability and intent to hold these instruments until maturity and believe that the associated DTA will reverse over time as credit spreads relating to these instruments improve and their duration approaches maturity.

•

Approximately $84.1 million of the net DTA relates to available for sale securities in our fixed-maturity investment portfolio for which we have recorded unrealized losses as a separate component of other comprehensive income. We have the ability and intent to hold these securities to recovery or maturity.

•

We believe that a viable tax planning strategy exists for moving from tax-exempt investments to taxable investments and that such a plan will provide for higher yielding securities with fully taxable interest which would provide a significant source of future taxable income. While we have already reduced the level of tax-exempt investments within our investment portfolio, this strategy would be fully committed to and implemented, if necessary, and could generate a sufficient amount of additional taxable income over the loss carryforward period allowed under the Internal Revenue Code (“IRC”) to recover our remaining DTA balance.

The need for a valuation allowance will continue to be reviewed on a quarterly basis and no assurances can be made with regard to whether a valuation allowance will be needed in the future.

13.	Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for subsequent events. In particular, it sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for all financial statements issued for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 effective June 30, 2009.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this statement removes the concept of a qualifying special purpose entity from Statement 140 and removes the exception from applying FIN 46. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of SFAS No. 166.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”). SFAS No. 167 carries forward the scope of FIN 46R, with the addition of entities previously

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

considered QSPEs. It also amends certain guidance in FIN 46R for determining whether an entity is a VIE. Application of this revised guidance may change an enterprise’s assessment of which entities with which it is involved are VIEs. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required, and the quantitative approach previously required for determining the primary beneficiary of a VIE is eliminated. The quantitative approach was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of SFAS No. 167.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification, or the “Codification,” will become the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

14.	Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for Radian Group:

(In thousands)	June 30 2009	December 31 2008
Investment in subsidiaries, at equity in net assets	$3,147,689	$3,112,028
Total assets	3,401,527	3,226,687
Long-term debt and other borrowings	856,848	857,802
Total liabilities	1,335,273	1,195,977
Total stockholders’ equity	2,066,254	2,030,710
Total liabilities and stockholders’ equity	3,401,527	3,226,687

15.	Commitments and Contingencies

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the court ordered that the cases be consolidated into In re Radian Securities Litigation. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. On April 22, 2009, plaintiffs filed a motion seeking an extension of time within which

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

to move to amend their complaint, which was granted by the court on May 11, 2009. Plaintiffs filed their amended class action complaint on July 10, 2009. As was the case with the initial complaint, we do not believe that the allegations in the amended complaint have any merit, and we intend to defend against this action vigorously.

In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case. On July 16, 2009, the court granted our motion to dismiss, dismissing the complaint without prejudice.

As previously disclosed, on June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company, Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009, at which time the defendants filed motions to dismiss the action.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. Also in July 2009, we reached a confidential settlement in principle with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. We anticipate the settlement will be finalized in August 2009, resolving the declaratory judgment action as it pertains to Ambac and permitting the arbitration commenced by Ambac to be dismissed with prejudice. We do no expect this settlement to have a significant impact on our condensed consolidated financial statements.

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

In October 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our employees provide voluntary testimony in this matter. We believe

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

that the investigation generally relates to the previously proposed merger with Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the SEC or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of asset-backed (including mortgage-backed) securities. To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. To date, Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $240.1 million of remaining credit exposure.

Under our change of control agreements with our executive officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $19.1 million as of June 30, 2009. In addition, in the event of a change of control under our existing cash-based incentive plans, we would be required to pay approximately $10.9 million as of June 30, 2009.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55.0 million in alternative investments ($18.9 million of unfunded commitments at June 30, 2009) that are primarily private equity securities. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one year and will automatically renew unless we specify otherwise. The letters of credit outstanding at June 30, 2009 and December 31, 2008 were $3.9 million and $4.7 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss. In the second quarter of 2009, we processed requests for remedies on less than 1% of the loans underwritten. We paid losses for sales and remedies during the second quarter of 2009 of approximately $2.5 million. Providing these remedies means we assume some credit risk and interest rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. At June 30, 2009, our reserve for such obligations was $13.2 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008, $65.9 billion of our financial guaranty net par outstanding as of June 30, 2009 remains subject to recapture or

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

termination at the option of our reinsurance customers (after giving effect to the Ambac Commutation), our credit derivative counterparties or other insured parties. All of our unaffiliated reinsurance customers have the right to recapture business previously ceded to us under their reinsurance agreements with us. As of June 30, 2009, after giving effect to the Ambac Commutation, up to $27.7 billion of our total net assumed par outstanding was subject to recapture. Assuming all of this business were recaptured as of June 30, 2009, Radian Asset Assurance statutory surplus would have increased by approximately $148.7 million.

The counterparty to one of our synthetic CDO transactions, with an aggregate net par outstanding of $26.5 million as of June 30, 2009, has the right to terminate this transaction with settlement on a mark-to-market basis, subject to a maximum payment amount as of June 30, 2009 of $14.0 million.

As of June 30, 2009, the counterparties to 141 of our financial guaranty transactions currently have the right to terminate these transactions without our having an obligation to settle the transaction on a mark-to-market basis. If all of these counterparties had terminated these transactions as of June 30, 2009, our net par outstanding would have been reduced by $38.2 billion, with a corresponding decrease in unearned premium reserves of $12.2 million (of which only $1.1 million would be required to be refunded to counterparties) and a decrease in the present value of expected future installment premiums of $162.9 million. In addition, net unrealized losses of $257.1 million would also have been reversed.

Following the June 2008 downgrades of our financial guaranty insurance subsidiaries, in July 2008, we initiated a plan to reduce our financial guaranty workforce. In order to maintain a portion of the workforce needed to effectively manage our existing business, we have put into place retention and severance agreements for all remaining personnel at an estimated cost of $27.3 million, of which $11.4 million was incurred in 2008 and $15.1 million is expected to be incurred in 2009. The remaining expense will be incurred in 2010 through 2012.

16.	Subsequent Events

We have evaluated all events subsequent to June 30, 2009 through the date the accompanying condensed consolidated financial statements were issued on August 10, 2009. There were no subsequent events to report except the following:

As a result of the Ambac Commutation described in Note 10, we expect the following financial statement impact in the third quarter of 2009:

Balance Sheet
(In millions)
Decrease in:
Cash	$100.0
Premiums receivable	93.2
Unearned premiums	185.6
Reserves for losses and LAE	53.9
Deferred policy acquisition costs	46.3

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Information is presented in the following table for financial guaranty policies subject to surveillance (as set forth in Note 10 above) as of June 30, 2009, and the impact of the Ambac Commutation on such amounts, effective July 1, 2009.

($ in millions)	As Reported June 30 2009	Impact of Ambac Commutation
Number of policies	443	(62)
Remaining weighted-average contract period (in years)	22	—
Insured contractual payments outstanding:
Principal	$3,494.3	$(1,031.1)
Interest	2,224.1	(767.1)

Total	$5,718.4	$(1,798.2)

The following tables present premiums receivable, unearned premiums, future expected premium payments, and premium earnings, in each case as of June 30, 2009, and the impact of the Ambac Commutation on such amounts, effective July 1, 2009:

(In millions)	As Reported June 30 2009	Impact of Ambac Commutation
Premiums receivable	$154.0	$(93.3)
Unearned premiums	201.0	(122.4)

(In millions)	Future Expected Premium Payments	Impact of Ambac Commutation
Third Quarter 2009	$4.4	$(1.7)
Fourth Quarter 2009	4.4	(1.9)

Total 2009	8.8	(3.6)
2010	16.6	(7.3)
2011	12.4	(7.0)
2012	10.0	(6.8)
2013	11.5	(6.6)

2009 – 2013	59.3	(31.3)
2014 – 2018	44.7	(28.9)
2019 – 2023	31.3	(20.4)
2024 – 2028	25.0	(17.2)
After 2028	39.0	(23.7)

Total	$199.3	$(121.5)

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(In millions)	Total Premium Earnings	Impact of Ambac Commutation
Third Quarter 2009	$17.8	$(4.1)
Fourth Quarter 2009	17.2	(4.1)

Total 2009	35.0	(8.2)
2010	65.4	(16.2)
2011	61.0	(15.4)
2012	57.8	(14.7)
2013	54.6	(13.8)

2009 – 2013	273.8	(68.3)
2014 – 2018	230.7	(57.3)
2019 – 2023	162.0	(38.7)
2024 – 2028	107.1	(28.3)
After 2028	105.4	(32.9)

Total	$879.0	$(225.5)

In the third quarter of 2009, Radian Asset Assurance’s statutory surplus will be positively impacted by approximately $40.6 million as a result of the Ambac Commutation.

On August 6, 2009, we repaid in full the $100.0 million of outstanding principal plus accrued interest under our credit facility, which had a maturity date of February 2011, and terminated the credit facility in accordance with its terms. We did not incur any early termination or prepayment penalties in connection with such termination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2008 for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward-Looking Statements-Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 (including the material changes to these risks set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q) for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner.

Business Summary

We are a credit enhancement company with a primary strategic focus on domestic first-lien residential mortgage insurance. Our business segments are mortgage insurance, financial guaranty and financial services.

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States (“U.S.”) and in limited, select countries outside the U.S. We provide these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae as “Government-Sponsored Enterprises” or “GSEs.”

Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At June 30, 2009, primary insurance on domestic first-lien mortgages comprised approximately 92.5% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages comprised approximately 7.5% of our total domestic first-lien mortgage insurance risk in force. Our primary business focus is traditional primary mortgage insurance on domestic residential first-lien mortgages.

Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, in the past we have used Radian Insurance and Amerin Guaranty to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages, credit enhancement on net interest margin securities (which we refer to as “NIMS”), credit default swaps (“CDS”) on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “other risk”). These non-traditional or other risk products were once a growing part of our total mortgage insurance business. However, in light of the deterioration in housing and related credit markets, we stopped writing all non-traditional business in 2007, other than a small amount of international mortgage insurance.

International Mortgage Insurance.    Through Radian Insurance, we have written (i) credit protection in the form of CDS primarily on AAA rated tranches of mortgage-backed securities, (ii) primary mortgage insurance in Hong Kong and (iii) several mortgage reinsurance transactions in Australia.

Ratings downgrades of Radian Insurance have significantly reduced our ability to continue to write international mortgage insurance business. In addition, as a result of the downgrades, the counterparties to each of our active international transactions have the right to terminate these transactions, which could require us to return unearned premiums or transfer unearned premiums to a replacement insurer. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract for new business with Radian Insurance. While we are no longer writing new business in Hong Kong, we continue to service the existing book of business. We expect all of our Australian transactions to be terminated in the third quarter of 2009.

Financial Guaranty

Our financial guaranty business has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty, and through Radian Asset Assurance’s wholly-owned subsidiary, Radian Asset Assurance Limited (“RAAL”), located in the United Kingdom.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Until recently, investors generally have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation. Recent market developments, including ratings downgrades of most financial guaranty insurance companies (including Radian Asset Assurance and RAAL), have significantly reduced the perceived benefits of financial guaranty insurance.

We have provided financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or through CDS. Either form of credit enhancement can provide the purchaser of such credit protection a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing credit protection through CDS, we have been able to participate in transactions involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires substantially identical underwriting and surveillance skills.

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

•

Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, trust preferred securities (“TruPs”), diversified payment rights, a variety of consumer loans, equipment receivables, real and personal property leases or a combination of asset classes or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses.

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

On July 20, 2009, Radian Asset Assurance entered into a commutation and release agreement with Ambac Assurance Corporation and Ambac Assurance UK Limited (collectively, “Ambac”). Under this agreement, on July 24, 2009, Radian Asset Assurance paid a $100 million settlement payment to Ambac to commute $9.8 billion of Radian Asset Assurance net par outstanding assumed from Ambac (the “Ambac Commutation”). The risk commuted under this agreement represents 99.7% of Radian Asset Assurance’s reinsured portfolio with Ambac, 26.2% of Radian Asset Assurance’s total reinsurance portfolio and 9.8% of Radian Asset Assurance’s total insured portfolio, in each case as of June 30, 2009. The Ambac Commutation also reduced Radian Asset Assurance’s financial guaranty exposure to mortgage-backed securities (“MBS”) by 41.9%. See Notes 10 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for the impact of the Ambac Commutation on our condensed consolidated financial statements.

Financial Guaranty Exposure Subject to Recapture or Termination.    As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008, after giving effect to the Ambac Commutation discussed above, approximately $65.9 billion of our net par outstanding as of June 30, 2009, remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties.

All of our unaffiliated reinsurance customers have the right to recapture business previously ceded to us under their reinsurance agreements with us. As of June 30, 2009, after giving effect to the Ambac Commutation, up to $27.7 billion of our total net assumed par outstanding was subject to recapture. See Notes 10 and 16 of Notes to Unaudited Condensed Consolidated Financial Statements for the financial statement impact of the Ambac Commutation. If all of this business were recaptured as of June 30, 2009, the impact on our financial statements would have been as follows:

Statement of Operations
(In millions)
Increase (decrease) in:
Net premiums written	$(299.9)

Net premiums earned	$(30.8)
Changes in fair value of derivative instruments	16.1
Policy acquisition costs	(0.9)
Provision for losses	(23.3)

Pre-tax income	$9.5

Balance Sheet
(In millions)
Decrease in:
Cash	$198.1
Deferred policy acquisition costs	90.1
Accounts and notes receivable	41.7
Derivative assets	0.6
Unearned premiums	269.1
Reserves for losses and loss adjustment expenses (“LAE”)	53.6
Derivative liabilities	17.3

Assuming all of this business were recaptured as of June 30, 2009, Radian Asset Assurance’s statutory surplus would have increased by approximately $148.7 million.

As of June 30, 2009, the counterparties to 141 of our financial guaranty transactions currently have the right to terminate these transactions without our having an obligation to settle the transaction on a mark-to-market basis. If all of these counterparties had terminated these transactions as of June 30, 2009, our net par outstanding would have been reduced by $38.2 billion, with a corresponding decrease in unearned premium reserves of $12.2 million (of which only $1.1 million would be required to be refunded to counterparties) and a decrease in the present value of expected future installment premiums of $162.9 million. Net unrealized losses of $257.1 million would also have been reversed as a result of these recaptures. In addition, the counterparty to one of our synthetic CDO transactions, with an aggregate net par outstanding of $26.5 million as of June 30, 2009, has the right to terminate this transaction with settlement on a mark-to-market basis, subject to a maximum payment amount as of June 30, 2009 of $14.0 million.

Financial Services

Our financial services segment mainly consists of our 28.7% equity interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm. In August 2008, our equity interest in Sherman increased to 28.7% from 21.8% as a result of a reallocation of the equity ownership of Sherman following a sale by Mortgage Guaranty Insurance Corporation (“MGIC”) of its remaining interest in Sherman to Sherman’s management. Our financial services segment also includes our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company which we wrote off completely in 2007 and whose operations are currently in run-off.

Sherman.    Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, which are generally unsecured, that Sherman typically purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has certain other similar ventures related to consumer assets. In April 2009, Sherman renewed its principal credit facility, which it uses to fund its purchase of consumer assets, at a reduced commitment level. In light of this and the further impact of the ongoing disruption in current credit markets, Sherman is expected to significantly reduce its total outstanding debt balance throughout 2009. Consequently, we currently expect to receive limited, if any, dividends from Sherman for the remainder of 2009.

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

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The current downturn in the housing and related credit markets, characterized by a continuing decline in home prices in certain markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our business segments. There is a great deal of uncertainty regarding our ultimate loss performance. The potential for a deepening and prolonged recession in the U.S., including rising unemployment rates, may add further stress to the performance of our insured assets. Conversely, our performance may be positively impacted by private and governmental initiatives to support homeowners and to stimulate the economy.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults.    Ongoing deterioration in the U.S. housing and mortgage credit markets resulted in an 11.1% increase in total first-lien defaults during the second quarter of 2009, compared to a 9.7% and 23.1% increase in total first-lien defaults during the first quarter of 2009 and fourth quarter of 2008, respectively. Overall, the underlying trend of higher defaults continues to be driven by poor performance of our late 2005 through the first half of 2008 books of business. Defaults have been increasing across our entire mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. In addition, we have observed a slowdown in foreclosures due to the moratoriums imposed by various government entities and lenders, which has contributed to the increase in our overall default inventory. In light of current market trends, we expect defaults on first-lien mortgages to continue to increase throughout 2009.

•

Loss Provision.    Our mortgage insurance loss provision for the second quarter of 2009 continued to be positively impacted by our loss management efforts. In developing our loss reserve estimate for the second quarter of 2009, we further updated our loss assumptions to incorporate our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud or other factors. Our current level of rescissions and denials is significantly higher than historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during late 2005 through the first half of 2008) that are in our default inventory as well as our efforts to examine more claims. We expect the increased rescissions and denials to continue in the current environment, in particular with respect to our late 2005 through the first half of 2008 insured portfolios. See Part II, Item 1A, “Insurance rescissions and claim denials may not continue at the levels we have recently experienced,” in this Quarterly Report on Form 10-Q.

Partially offsetting the positive impact from increased rescissions and denials, our mortgage insurance loss provision at June 30, 2009 continued to be negatively impacted by an increase in new defaults, generally higher average loan balances on delinquent loans and the aging of existing defaults moving toward claim. Claims paid in the second quarter of 2009 were $167.7 million, compared to $240.1 million for the first quarter of 2009, and $208.8 million for the second quarter of 2008. The claims paid in the first quarter of 2009 include a $65 million payment related to the settlement of a large second-lien transaction. We expect to pay mortgage insurance claims (including second-liens) of approximately $275 million to $300 million in the third quarter of 2009 and in the $1.1 billion range in the aggregate during 2009. Recent legislation and loan modification programs by the U.S. Treasury and certain of our lender-customers aimed at mitigating the current housing downturn had a positive impact on our business by reducing the number of defaults going to claim. Many of these programs are still being implemented and we cannot be certain of their ultimate impact on our business, results of operations, or the timing of this impact. In addition, various government entities and lenders have imposed moratoriums on foreclosures, some of which have recently been lifted. We expect to experience an increase in claims paid as these moratoriums expire or are lifted.

•

Smart Home/Captives.    We protected against some of our losses relating to riskier primary mortgage insurance products that we insured by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transferred risk to investors in the capital markets. Approximately 3.5% of our primary mortgage insurance risk in force was included in Smart Home transactions at June 30, 2009. Our mortgage insurance provision for losses for the six months ended June 30, 2009 was reduced by $5.2 million due to recoverables from Smart Home. Ceded losses recoverable related to Smart Home were $96.3 million at June 30, 2009. In addition to Smart Home, we have transferred a substantial portion of our primary mortgage insurance risk to captive reinsurance companies affiliated with our lender-customers. We currently have 44 captive reinsurance arrangements operating on a run-off basis, meaning that no new business is being placed in these captives. We expect that some of the captives that are now in run-off will be terminated. We also currently have 16 active captive reinsurance arrangements in which new business continues to be placed, however we expect that many of these arrangements may be placed into run-off in the near future. Our mortgage insurance provision for losses for the six months ended June 30, 2009 was reduced by $70.5 million due to recoverables from captive transactions. Ceded losses recoverable related to captives were $471.3 million at June 30, 2009.

As a result of the significant amount of losses that we have incurred in our mortgage insurance business, as of June 30, 2009, we had received total reinsurance recoveries from Smart Home and captive reinsurance of approximately $10.9 million, and had ceded losses recoverable of $567.6 million. In some instances, we anticipate that the recoverables from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoveries, however, are limited to the current trust balance. We are approaching the maximum amount that we may recover under our Smart Home and captive arrangements; therefore, we expect a limited amount of capital relief from these arrangements in future quarters.

•

New Insurance Written.    We experienced a 41.7% and 40.6% decrease in traditional flow business during the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. Overall, primary new insurance written decreased by 42.9% and 44.3% in the three and six month periods ended June 30, 2009, respectively, compared to the same periods of 2008. This decrease is mainly the result of a decrease in the volume of mortgage originations during the current housing and economic downturn, our more restrictive underwriting guidelines, a reduction of new business writings due to our mortgage insurance capital limitations, the absence of a secondary market for mortgage securitizations (other than the GSEs) and increased competition from the Federal Housing Administration (“FHA”). Throughout 2008 and to date in 2009, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, we have experienced a positive shift in our overall business mix. For the quarter ended June 30, 2009, 99.9% of our new business production was categorized as prime business, compared to 92.8% for the quarter ended June 30, 2008 and 91.2% for the quarter ended June 30, 2007. In addition, Fair Isaac and Company (“FICO”) scores for the borrowers of these insured mortgages have increased, while the loan-to-value (“LTV”) on these mortgages have decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•

Persistency.    The persistency rate was 87.0% for the twelve months ended June 30, 2009, compared to 81.2% for the twelve months ended June 30, 2008. Persistency is the percentage of insurance in force that remains on our books after any twelve-month period. This increase was mainly due to a decline in refinancing activity as a result of home price depreciation, tighter underwriting standards and an overall decrease in the lending capacity among mortgage originators. Although we have seen persistency rates starting to decrease somewhat due to the increase in refinancing during 2009, we expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

Discontinued Non-Traditional Products

•

NIMS.    Our exposure to NIMS was $418.3 million at June 30, 2009, all of which we expect to result in credit losses. We began paying principal claims on our insured NIMS during the first quarter of 2009 and expect that most claim payments will be made in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of June 30, 2009 was $272.8 million and is recorded as variable interest entity (“VIE”) debt and derivative assets. Our carrying value includes the net present value of our total expected credit losses and incorporates the market’s perception of our non-performance risk, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”).

•

Second-lien Mortgages.    Our second-lien reserves declined during the first half of 2009 to approximately $99.0 million. Our premium deficiency for second-liens also decreased during the first half of 2009 by approximately $46.0 million, resulting in a total premium deficiency reserve for second-liens of approximately $40.9 million at June 30, 2009. As of June 30, 2009, our total exposure to second-liens was approximately $353.5 million, down from $622.1 million at December 31, 2008, primarily due to the negotiated settlement of a large second-lien mortgage insurance transaction (comprising poor performing second-lien collateral) in January 2009. As of June 30, 2009, we had total reserves of approximately $139.9 million against our second-lien portfolio, or approximately 40% of the total exposure.

•

Mortgage Insurance Credit Default Swaps.    We no longer have any exposure to domestic mortgage insurance CDS. In April 2009, we paid $62.0 million to terminate four of our five remaining domestic CDS transactions. The $62.0 million settlement payment was approximately equal to the fair value of these terminated transactions at March 31, 2009. We paid $1.9 million in May 2009 to terminate the one remaining domestic mortgage insurance CDS transaction.

Our exposure to international mortgage insurance CDS at June 30, 2009 consisted of two CDS referencing residential mortgage-backed securities (“RMBS”) bonds related to mortgage loans in Germany and the Netherlands. The first CDS contains prime, low LTV mortgages originated in Germany. Our remaining exposure to this transaction, which is rated AAA, was approximately $3.1 billion as of June 30, 2009, with remaining subordination of approximately $246.0 million. The second transaction contains prime, low LTV mortgages originated in the Netherlands. Our remaining exposure to this transaction was approximately $124.8 million as of June 30, 2009, with remaining subordination of $15.5 million. We have insured several tranches in the Netherlands transaction, which are rated between BBB and AAA, with over half of our exposure in the AAA category. Both of these transactions are performing well, and we do not currently expect to pay claims on either of these transactions. As of June 30, 2009, we had a fair value liability of $23.1 million on these transactions.

Financial Guaranty

•

Net Par Outstanding.    Our financial guaranty net par outstanding remained flat in the first half of 2009, as compared to December 31, 2008. In light of our decision to discontinue writing new business as discussed above, we expect our net par outstanding to decrease as our financial guaranty portfolio matures and as we seek to prudently reduce our financial guaranty risk in force. We implemented SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 60” (“SFAS No. 163”) in the first quarter of 2009, which had the impact of adding $3.1 billion of par to net par outstanding for legal defeasances at June 30, 2009. Excluding the impact of SFAS No. 163, our net par outstanding decreased to $97.6 billion at June 30, 2009 from $100.7 billion at December 31, 2008. Year-over-year, our net par outstanding decreased by 13% from $115.2 billion as of June 30, 2008 to $100.7 billion as of June 30, 2009. This reduction in outstanding net par was primarily due to recaptures of reinsurance business by certain of our primary reinsurance customers in the second half of 2008, negotiated settlements of certain CDO obligations, prepayments or refundings of public finance transactions and the amortization or scheduled maturity of our insured portfolio. As a result of the downgrade of Radian Asset Assurance’s financial strength ratings by S&P in June 2008, four of our reinsurance customers recaptured all of their business ceded to us and we agreed to allow another reinsurance customer to recapture a portion of its business (the “2008 FG Recaptures”). As a result of these transactions, our net assumed par outstanding, written premiums, earned premiums and net present value of expected future installment premiums were reduced in the aggregate by $7.3 billion, $51.0 million, $17.1 million and $10.6 million, respectively. As a result of the Ambac Commutation, effective July 1, 2009, we further reduced our financial guaranty net per outstanding by $9.8 billion.

•

Credit Performance.    We experienced continued deterioration in our financial guaranty portfolio during the first half of 2009, primarily due to continued deterioration in housing and consumer finance markets, as well as in the corporate banking and commercial real estate sectors. Our internal ratings for our exposure to domestic RMBS outside of our insured CDO portfolio continued to deteriorate, with 62.6% of the net par outstanding rated below investment-grade as of June 30, 2009 (49.1% after giving effect to the Ambac Commutation), compared to 55.2% as of March 31, 2009 and 45.6% as of

December 31, 2008. All below investment-grade domestic RMBS exposure is on our Watch List and reserves have been established for these transactions, as appropriate. Deterioration has occurred across all four types of RMBS products (subprime, prime, Alternative-A (“Alt-A”), and second-to-pay), with the greatest deterioration over the past six months in Alt-A. Our two CDOs of ABS transactions have also shown further deterioration with one transaction having been downgraded internally from AAA to AA- and significant further deterioration in the underlying collateral of the other CDO of ABS transaction, which is currently rated CCC- internally, and is further discussed in “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below.

Our internal ratings on our total CDO portfolio migrated downward during the second quarter of 2009 with 12.3% of our net par exposure rated BBB or below as of June 30, 2009, compared to 11.0% as of March 31, 2009 and 3.7% as of December 31, 2008. Our directly insured corporate CDO portfolio, representing 83.8% of our total CDO portfolio at June 30, 2009, remains highly rated. Based on our internal ratings as of June 30, 2009, 83.0% of our aggregate net par exposure with respect to corporate CDOs is AAA rated, while only 1.1% of such exposure was below investment-grade.

Our weighted-average internal rating for all directly insured TruPs CDO transactions in a first-to-pay position (“Direct TruPs CDOs”) was BB+ as of June 30, 2009, having been reduced from A to BB+ during the first quarter of 2009. The weighted-average internal rating of our three directly insured TruPs CDO transactions where our payment obligations are second to another financial guarantor (“Second-to-Pay TruPs CDOs” and together with our Direct TruPs CDOs, our “TruPs CDO Portfolio”) was BBB- as of June 30, 2009, having been reduced from A+ to BBB- during the first quarter of 2009. While there was some deterioration in the performance of the underlying collateral in our CDO of commercial mortgage-backed securities (“CMBS”) portfolio over the past quarter, the ratings of these four transactions remain unchanged.

Our insured public finance portfolio continued to experience credit deterioration during the second quarter of 2009. In particular, our insured healthcare portfolio continued to experience credit deterioration, and our insured education and senior care portfolios also continued to experience stress due to declining philanthropy and investment returns. Although states and municipalities are experiencing stress from the economic downturn, the government-related credits in our insured portfolio generally have been performing within investment-grade parameters to date.

See “Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2009 Compared to Quarter and Six Months Ended June 30, 2008—Provision for Losses” below for additional information regarding material changes in the credit performance of our insured financial guaranty portfolio.

Financial Services

Net income for Sherman decreased by approximately 47% for the first six months of 2009, compared to the comparable period of 2008. Reduced business volumes led to a decrease in revenues from Sherman’s credit card origination business, which was partially offset by a decrease in operating and servicing expenses. Our share of Sherman’s net income was $15.7 million for the first six months of 2009, compared to $28.2 million for the comparable period of 2008. Included in our results for the first six months of 2009 was a write-off of the remaining $5.7 million intangible asset related to our acquisition of an additional interest in Sherman in 2006. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Our financial results for the quarter ended June 30, 2009 were significantly impacted by unrealized gains on our derivative assets and liabilities, a reduction in our mortgage insurance provision for losses and a lack of a provision for first-lien premium deficiency. For the three and six months ended June 30, 2009, we recognized a $272.3 million gain and a $12.1 million loss, respectively, in the change in fair value of derivative instruments.

The cumulative unrealized gain attributable to the market’s perception of our non-performance risk decreased by approximately $2.6 billion during the first half of 2009 as presented in the table below. The decrease was primarily the result of the tightening of our credit default swap spread, which decreased by 414 basis points during the first quarter of 2009, and by an additional 454 basis points during the second quarter of 2009. Credit spreads on our insured transactions, particularly corporate CDOs, tightened during the quarter, which resulted in unrealized gains on these transactions that offset the reduction of the cumulative unrealized gain related to our non-performance risk. The results for the second quarter and six months ended June 30, 2008 reflect the prospective impact of the adoption of SFAS No. 157 on January 1, 2008, which incorporates the market’s perception of our non-performance risk into the valuation. The following table quantifies the impact of our non-performance risk on our derivative assets and liabilities (in aggregate by type) presented in our condensed consolidated balance sheets.

	January 1 2008	June 30 2008	December 31 2008	June 30 2009
Radian Group five-year credit default swap spread	628	2,530	2,466	1,598
(in basis points)

Product (In millions)	Cumulative Unrealized Gain at December 31 2008	Cumulative Unrealized Gain at June 30 2009
Corporate CDOs	$4,197.1	$1,917.1
Non-Corporate CDOs	948.7	830.3
NIMS and other	440.0	266.0

Total	$5,585.8	$3,013.4

Results of Operations—Consolidated

Quarter and Six Months Ended June 30, 2009 Compared to Quarter and Six Months Ended June 30, 2008

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
($ in millions)	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Net income (loss)	$231.9	$(392.5)	n/m	$14.4	$(196.9)	n/m
Net premiums written—insurance	161.9	222.6	(27.3)%	318.7	467.0	(31.8)%
Net premiums earned—insurance	193.6	249.1	(22.3)	404.8	491.1	(17.6)
Net investment income	53.3	65.1	(18.1)	109.5	131.1	(16.5)
Change in fair value of derivative instruments	272.3	56.2	n/m	(12.1)	764.0	n/m
Net gains (losses) on other financial instruments	54.4	14.8	n/m	79.3	(26.0)	n/m
Net impairment losses recognized in earnings	(0.1)	(23.1)	(99.6)	(0.7)	(37.1)	(98.1)
Other income	3.9	3.2	21.9	8.0	6.8	17.6
Provision for losses	132.7	458.9	(71.1)	459.5	1,041.6	(55.9)
Provision for premium deficiency	2.2	369.8	(99.4)	(46.0)	387.9	n/m
Policy acquisition costs	26.0	76.0	(65.8)	39.9	99.9	(60.1)
Other operating expenses	55.6	63.8	(12.9)	107.2	119.0	(9.9)
Interest expense	12.3	13.8	(10.9)	24.6	26.3	(6.5)
Equity in net income of affiliates	5.1	15.7	(67.5)	15.7	28.2	(44.3)
Income tax provision (benefit)	121.8	(208.6)	n/m	4.9	(119.6)	n/m

n/m—not meaningful

Net Income (Loss).    Our net income for the three and six months ended June 30, 2009 was $231.9 million and $14.4 million, respectively, or $2.82 and $0.18 per share (diluted), compared to a net loss of $392.5 million and $196.9 million, respectively, or $4.91 and $2.46 per share (diluted) for the corresponding periods of 2008. The increase in net income for the second quarter of 2009 compared to 2008 was mainly due to the lack of a provision for first-lien premium deficiency in 2009, change in fair value of derivative instruments and a significant reduction in our mortgage insurance provision for losses due mainly to an increase in our expected rates of insurance rescissions and claim denials. The increase in net income for the six months ended June 30, 2009 was primarily due to the reduction in the provision for losses during 2009 and the lack of a provision for first-lien premium deficiency, which was present in 2008, partially offset by a decrease in change in fair value of derivative instruments.

Net Premiums Written and Earned.    Consolidated net premiums written for the three and six months ended June 30, 2009 were $161.9 million and $318.7 million, respectively, compared to $222.6 million and $467.0 million, respectively, for the corresponding periods of 2008. Consolidated net premiums earned for the three and six months ended June 30, 2009 were $193.6 million and $404.8 million, respectively, compared to $249.1 million and $491.1 million, respectively, for the corresponding periods of 2008. Premiums written and earned in our mortgage insurance segment decreased as a result of an industry-wide decline in the amount of new mortgage insurance written. In addition, our net premiums earned were adversely affected as a result of a significant increase in expected premium refunds due to our expectation of increased rescissions. In addition, we discontinued writing new financial guaranty business in the second half of 2008, which further contributed to the decrease in 2009 premiums written and earned. Premiums earned for the three and six months ending June 30, 2009 were also impacted by the Ambac Commutation, which resulted in a $15.3 million decrease in earned premiums.

Net Investment Income.    Net investment income was $53.3 million and $109.5 million for the three and six months ended June 30, 2009, respectively, compared to $65.1 million and $131.1 million, respectively, for the corresponding periods of 2008. This decrease in net investment income was due to a decrease in yields on invested assets, primarily as a result of a significant re-allocation of our investment portfolio to short-term investments in anticipation of increasing claim payments in our mortgage insurance segment.

Change in Fair Value of Derivative Instruments.    For the three and six months ended June 30, 2009, the change in fair value of derivative instruments was a net gain of $272.3 million and a net loss of $12.1 million, respectively, compared to net gains of $56.2 million and $764.0 million, respectively, for the corresponding periods of 2008. Change in fair value of derivative instruments reflects the impact of the prospective adoption of SFAS No. 157 on January 1, 2008 as discussed above. The change in fair value of derivative instruments for the three and six months ended June 30, 2009 and 2008 is detailed as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Operations (In millions)	2009	2008	2009	2008
Net premiums earned—derivatives	$14.5	$20.9	$29.2	$46.1
Financial Guaranty credit derivative liabilities	265.8	(13.1)	(2.0)	567.8
NIMS	(5.2)	58.5	(9.5)	155.0
Mortgage Insurance domestic and international CDS	(0.1)	(38.9)	(21.5)	(71.2)
Put options on committed preferred securities (“CPS”)	(0.9)	30.6	(1.8)	72.0
Other	(1.8)	(1.8)	(6.5)	(5.7)

Change in fair value of derivative instruments	$272.3	$56.2	$(12.1)	$764.0

Net Gains (Losses) on Other Financial Instruments.    Net gains on other financial instruments for the three and six months ended June 30, 2009 were $54.4 million and $79.3 million, respectively, compared to a net gain of $14.8 million for the three months ended June 30, 2008 and a net loss of $26.0 million for the six months ended June 30, 2008. Included in net gains for the six months ended June 30, 2009 were: (i) $84.5 million of net unrealized gains related to the change in fair value of hybrid securities, convertible bonds and trading securities in our investment portfolio and (ii) $67.5 million of net realized gains on sales of available for sale securities in our investment portfolio. These gains were partially offset by $25.5 million of losses related to the change in fair value of NIMS VIE debt, $16.6 million for claim payments related to NIMS and $25.2 million of net losses on the sale of hybrid securities in our investment portfolio. Included in the net loss for the six months ended June 30, 2008 were $74.2 million of net unrealized losses related to changes in the fair value of hybrid securities, primarily convertible bonds and trading securities, which were partially offset by $19.5 million of net realized gains on the sales of hybrid securities.

Net Impairment Losses Recognized in Earnings.    Net impairment losses recognized in earnings for the three and six months ended June 30, 2009 were $0.1 million and $0.7 million, respectively, compared to $23.1 million and $37.1 million for the corresponding periods of 2008. The amounts reported for the second quarter and first six months of 2009 reflect the adoption of FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) effective April 1, 2009.

Other Income.    Other income was $3.9 million and $8.0 million, respectively, for the three and six months ended June 30, 2009 compared to $3.2 million and $6.8 million, respectively, for the corresponding periods of 2008. Other income increased during the first six months of 2009 due to an increase in income from mortgage insurance contract underwriting, primarily as a result of increased pricing.

Provision for Losses.    The provision for losses for the three and six months ended June 30, 2009 was $132.7 million and $459.5 million, respectively, compared to $458.9 million and $1,041.6 million, respectively, for the corresponding periods of 2008. The decrease in the provision for losses for 2009 was primarily driven by a decrease in our mortgage insurance provision for losses as a result of increased levels of insurance rescissions and claim denials, which resulted in a lower default to claim rate used in determining our loss reserves. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2009 Compared to Quarter and Six Months Ended June 30, 2008—Provision for Losses” below. The provision for losses for 2009 also included a reduction in financial guaranty loss reserves as a result of the Ambac Commutation and favorable developments in our structured finance direct business, which has been partially offset by an increase in expected losses in our public finance direct business.

Provision for Premium Deficiency.    The reserve for premium deficiency increased by $2.2 million for the second quarter of 2009 and decreased by $46.0 million for the six months ended June 30, 2009, all related to our second-lien mortgage insurance business. In the first half of 2009, we recorded a decrease in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves. Also impacting the provision for premium deficiency in the first half of 2009 was a slight increase in expected future losses for our second-lien business. The provision for premium deficiency was $369.8 million and $387.9 million, respectively, for the three and six months ended June 30, 2008. Both the three and six months ended June 30, 2008 included a $421.8 million provision for first-lien premium deficiency. We reassess our expectations for premiums and losses and expenses each quarter and update our premium deficiency accordingly. No provision for premium deficiency existed for our first-lien mortgage insurance portfolio during the first six months of 2009.

Policy Acquisition Costs.    Policy acquisition costs were $26.0 million and $39.9 million, respectively, for the three and six months ended June 30, 2009, compared to $76.0 million and $99.9 million, respectively, for the corresponding periods of 2008. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by estimated persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly. The total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. In the second quarter of 2009, we accelerated $8.9 million of policy acquisition costs in connection with the Ambac Commutation. During the second quarter of

2008, we wrote-off $50.8 million of deferred acquisition costs on our domestic first-lien mortgage insurance business originated prior to July 2008, in connection with the establishment of a first-lien premium deficiency reserve for this business, which reduced the base asset to be amortized.

Other Operating Expenses.    Other operating expenses were $55.6 million and $107.2 million, respectively, for the three and six months ended June 30, 2009, compared to $63.8 million and $119.0 million, respectively, for the corresponding periods of 2008. The decrease in other operating expenses in 2009 compared to 2008 was primarily due to a reduction in employee costs. The first six months of 2008 also included a $10.0 million increase in the reserve for contract underwriting. See “Results of Operations––Mortgage Insurance––Quarter and Six Months Ended June 30, 2009 Compared to Quarter and Six Months Ended June 30, 2008––Other Operating Expenses” below.

Interest Expense.    Interest expense was $12.3 million and $24.6 million, respectively, for the three and six months ended June 30, 2009, compared to $13.8 million and $26.3 million, respectively, for the corresponding periods of 2008. During the second half of 2008, we reduced the outstanding principal amount of our revolving credit facility from $200 million to $100 million, which resulted in a decrease in interest expense in the first six months of 2009 compared to the corresponding period in 2008. On August 6, 2009 our revolving credit facility was terminated.

Equity in Net Income of Affiliates.    Equity in net income of affiliates was $5.1 million and $15.7 million, respectively, for the three and six months ended June 30, 2009, compared to $15.7 million and $28.2 million, respectively, for the corresponding periods of 2008. The three and six months ended June 30, 2009, reflect the write-off of the remaining $5.7 million intangible asset related to our acquisition of an additional interest in Sherman in 2006.

Income Tax Provision (Benefit).    We recorded an income tax provision of $121.8 million and $4.9 million, respectively, for the three and six months ended June 30, 2009, compared to an income tax benefit of $208.6 million and $119.6 million, respectively, for the corresponding periods of 2008. The consolidated effective tax rate was 34.4% and 25.2%, respectively, for the three and six months ended June 30, 2009, compared to 34.7% and 37.8%, respectively, for the corresponding periods of 2008. The lower tax rates for the first six months of 2009 reflect the impact of income generated from the tax-advantaged securities compared to income generated from operations, partially offset by an increase in tax expense relating to FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”).

Results of Operations—Mortgage Insurance

Quarter and Six Months Ended June 30, 2009 Compared to Quarter and Six Months Ended June 30, 2008

The following table summarizes our mortgage insurance segment’s results of operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
($ in millions)	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Net income (loss)	$13.0	$(434.2)	n/m	$(75.8)	$(660.6)	(88.5)%
Net premiums written—insurance	154.9	199.0	(22.2)%	316.9	410.3	(22.8)
Net premiums earned—insurance	170.0	205.1	(17.1)	347.9	409.4	(15.0)
Net investment income	32.3	38.9	(17.0)	63.6	77.8	(18.3)
Change in fair value of derivative instruments	(6.5)	25.2	n/m	(35.1)	96.9	n/m
Net gains (losses) on other financial instruments	12.6	18.1	(30.4)	25.5	(11.4)	n/m
Net impairment losses recognized in earnings	(0.1)	(7.7)	(98.7)	(0.7)	(14.9)	(95.3)
Other income	3.8	3.0	26.7	7.6	6.5	16.9
Provision for losses	142.8	449.3	(68.2)	464.5	1,020.3	(54.5)
Provision for premium deficiency	2.2	369.8	(99.4)	(46.0)	387.9	n/m
Policy acquisition costs	7.9	63.7	(87.6)	13.6	77.1	(82.4)
Other operating expenses	35.6	48.7	(26.9)	71.3	82.9	(14.0)
Interest expense	2.6	7.3	(64.4)	8.3	14.4	(42.4)
Income tax provision (benefit)	8.0	(222.0)	n/m	(27.1)	(357.7)	(92.4)

n/m—not meaningful

Net Income (Loss).    Our mortgage insurance segment had net income for the three months ended June 30, 2009 of $13.0 million and a net loss of $75.8 million for the first six months of 2009, compared to a net loss of $434.2 million and $660.6 million, respectively, for the corresponding periods of 2008. The significant improvement in net income for 2009 compared to 2008 was the result of a reduction in the provision for losses, primarily due to an update in assumptions relating to insurance rescissions and claim denials and also due to a reduction in our provision for premium deficiency. In the second quarter of 2008, we recorded a first-lien premium deficiency reserve of $421.8 million. No provision for premium deficiency existed for our first-lien portfolio during the first six months of 2009.

Net Premiums Written and Earned.    Net premiums written for the three and six months ended June 30, 2009 were $154.9 million and $316.9 million, respectively, compared to $199.0 million and $410.3 million, respectively, for the corresponding periods of 2008. Net premiums earned for the three and six months ended June 30, 2009 were $170.0 million and $347.9 million, respectively, compared to $205.1 million and $409.4 million, respectively, for the corresponding periods of 2008. Premiums written and earned decreased during 2009 primarily as the result of the overall industry-wide decrease in the volume of new primary insurance written during 2008 and 2009. In addition, we ceased writing second-lien business in the second half of 2007, which resulted in a decrease in premiums written and earned from this product in 2008 and 2009 as this business runs off. Our net premiums earned during 2009 also were negatively impacted as a result of an increase in expected premium refunds due to our expectation of increased rescissions.

The following table provides additional information related to premiums written and earned for the three and six month periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2009	June 30 2008	June 30 2009	June 30 2008
Premiums written (in thousands)
Primary and Pool Insurance	$153,278	$191,769	$314,692	$392,246
Second-lien	829	2,905	743	6,386
International	812	4,356	1,443	11,649

Total premiums written—insurance	$154,919	$199,030	$316,878	$410,281

Premiums earned (in thousands)
Primary and Pool Insurance	$164,641	$193,938	$335,188	$387,421
Second-lien	2,149	4,964	3,385	11,128
International	3,257	6,194	9,357	10,812

Total premiums earned—insurance	$170,047	$205,096	$347,930	$409,361

Smart Home (in thousands)
Ceded premiums written	$2,868	$3,617	$5,559	$6,857
Ceded premiums earned	$2,868	$3,617	$5,559	$6,857

Net Investment Income.    Net investment income was $32.3 million and $63.6 million for the three and six months ended June 30, 2009, respectively, compared to $38.9 million and $77.8 million, respectively, for the corresponding periods of 2008. The decrease in investment income in the second quarter and first six months of 2009 reflects a decrease in yields related to invested assets compared to the comparable periods of 2008 as a result of a reallocation of our investment portfolio to short-term investments in anticipation of future claim payments.

Change in Fair Value of Derivative Instruments.    For the three and six months ended June 30, 2009, the change in fair value of derivative instruments was a net loss of $6.5 million and $35.1 million, respectively, compared to net gains of $25.2 million and $96.9 million, respectively, for the corresponding periods of 2008. The results for the first six months of 2009 reflect a $9.5 million unrealized loss on NIMS and a $21.5 million unrealized loss on domestic and international CDS, compared to a $155.0 million unrealized gain on NIMS and a $71.2 million unrealized loss on domestic and international CDS in the first six months of 2008. The 2008 amounts reflect the initial implementation of SFAS No. 157.

Net Gains (Losses) on Other Financial Instruments.    Net gains on other financial instruments for the three and six months ended June 30, 2009 were $12.6 million and $25.5 million, respectively, compared to a net gain of $18.1 million for the three months ended June 30, 2008 and a net loss of $11.4 million for the six months ended June 30, 2008. Included in net gains for the six months ended June 30, 2009 were unrealized gains related to the change in fair value of hybrid securities and trading securities in our investment portfolio of $70.9 million and net realized gains on sales of available for sale securities of $20.6 million, partially offset by unrealized losses of $25.5 million related to the change in fair value of the NIMS VIE debt and $16.6 million for claim payments related to NIMS. Included in the six months ended June 30, 2008 were unrealized losses related to changes in fair value of hybrid and trading securities of $54.1 million, partially offset by net realized gains on the sales of hybrid securities of approximately $14.7 million.

Net Impairment Losses Recognized in Earnings.    Net impairment losses recognized in earnings for the three and six months ended June 30, 2009 were $0.1 million and $0.7 million, respectively, compared to $7.7 million and $14.9 million for the corresponding periods of 2008.

Other Income.    Other income for the three and six months ended June 30, 2009 was $3.8 million and $7.6 million, respectively, compared to $3.0 million and $6.5 million, respectively, for the corresponding periods of

2008. Other income mostly includes income related to contract underwriting services, which was higher in the first six months of 2009, primarily as a result of increased pricing.

Provision for Losses.    The provision for losses for the three and six months ended June 30, 2009 was $142.8 million and $464.5 million, respectively, compared to $449.3 million and $1,020.3 million, respectively, for the corresponding periods of 2008. The decrease in 2009 was driven by increased levels of insurance rescissions and claim denials, which resulted in a lower default to claim rate estimate used in determining our loss reserves. Our mortgage insurance loss provision continues to be negatively impacted by an increase in new defaults, generally higher average loan balances on delinquent loans and an aging of existing defaults.

Provision for Premium Deficiency.    The reserve for premium deficiency increased by $2.2 million for the second quarter of 2009 and decreased by $46.0 million for the six months ended June 30, 2009, all related to our second-lien business. In the first half of 2009, we recorded a decrease in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves. Also impacting the provision for premium deficiency in the first half of 2009 was a slight increase in expected future losses for our second-lien business. The provision for premium deficiency was $369.8 million and $387.9 million, respectively, for the three and six months ended June 30, 2008. Both the three and six months ended June 30, 2008 included a $421.8 million provision for a first-lien premium deficiency. We reassess our expectations for premiums and losses and expenses each quarter and update our premium deficiency accordingly. No provision for premium deficiency existed for our first-lien portfolio during the first half of 2009. See “Critical Accounting Policies—Reserve for Premium Deficiency” below for a description of our reserving process.

Policy Acquisition Costs.    Policy acquisition costs were $7.9 million and $13.6 million, respectively, for the three and six months ended June 30, 2009, compared to $63.7 million and $77.1 million, respectively, for the corresponding periods of 2008. The decrease in policy acquisition costs in the first six months of 2009 compared to 2008 is primarily attributed to the write-off of $50.8 million of deferred acquisition costs in June 2008 in connection with the establishment of a first-lien premium deficiency reserve, which reduced the base asset to be amortized.

Other Operating Expenses.    Other operating expenses were $35.6 million and $71.3 million, respectively, for the three and six months ended June 30, 2009, compared to $48.7 million and $82.9 million, respectively, for the corresponding periods of 2008. The decrease in other operating expenses in 2009 was primarily due to lower employee costs and lower contract underwriting costs. Contract underwriting expenses for the three and six months ended June 30, 2009, including the impact of reserves for remedies, were $4.0 million and $9.5 million, respectively, compared to $15.6 million and $21.3 million, respectively, for the corresponding periods of 2008. During the first six months of 2009, loans underwritten via contract underwriting for flow business accounted for 15.0% of applications, 12.9% of commitments for insurance and 12.3% of insurance certificates issued, compared to 11.7%, 10.9% and 9.8%, respectively, for the comparable period of 2008.

Interest Expense.    Interest expense was $2.6 million and $8.3 million, respectively, for the three and six months ended June 30, 2009, compared to $7.3 million and $14.4 million, respectively, for the corresponding periods of 2008. Both periods include an allocation to the mortgage insurance segment of interest on our long-term debt and other borrowings, based on allocated capital.

Income Tax Provision (Benefit).    We recorded an income tax provision of $8.0 million for the second quarter of 2009 and a $27.1 million income tax benefit for the six months ended June 30, 2009, compared to an income tax benefit of $222.0 million and $357.7 million, respectively, for the corresponding periods of 2008. The effective tax rate was 37.9% and 26.4%, respectively, for the three and six months ended June 30, 2009, compared to 33.8% and 35.1%, respectively, for the corresponding periods of 2008. The lower tax rate for the six months ended June 30, 2009 reflects the impact of losses generated from operations partially offset by an increase in tax expense relating to FIN 48.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	June 30 2009		March 31 2009		June 30 2008
	($ in millions)
Primary new insurance written (“NIW”)
Flow	$5,499	100.0%	$5,610	100.0%	$9,432	97.9%
Structured	—	—	—	—	205	2.1

Total Primary	$5,499	100.0%	$5,610	100.0%	$9,637	100.0%

Flow
Prime	$5,492	99.9%	$5,597	99.8%	$8,743	92.7%
Alt-A	1	—	9	0.1	475	5.0
A minus and below	6	0.1	4	0.1	214	2.3

Total Flow	$5,499	100%	$5,610	100.0%	$9,432	100.0%

Structured
Prime	$—	—%	$—	—%	$204	99.5%
Alt-A	—	—	—	—	1	0.5

Total Structured	$—	—%	$—	—%	$205	100.0%

Total
Prime	$5,492	99.9%	$5,597	99.8%	$8,947	92.8%
Alt-A	1	—	9	0.1	476	5.0
A minus and below	6	0.1	4	0.1	214	2.2

Total Primary	$5,499	100.0%	$5,610	100.0%	$9,637	100.0%

	Six Months Ended
	June 30 2009		June 30 2008
	($ in millions)
Primary new insurance written
Flow	$11,109	100.0%	$18,716	93.9%
Structured	—	—	1,218	6.1

Total Primary	$11,109	100.0%	$19,934	100.0%

Flow
Prime	$11,089	99.8%	$16,951	90.5%
Alt-A	10	0.1	1,058	5.7
A minus and below	10	0.1	707	3.8

Total Flow	$11,109	100.0%	$18,716	100.0%

Structured
Prime	$—	—%	$1,216	99.8%
Alt-A	—	—	2	0.2
A minus and below	—	—	—	—

Total Structured	$—	—%	$1,218	100.0%

Total
Prime	$11,089	99.8%	$18,167	91.2%
Alt-A	10	0.1	1,060	5.3
A minus and below	10	0.1	707	3.5

Total Primary	$11,109	100.0%	$19,934	100.0%

	Three Months Ended
	June 30 2009		March 31 2009		June 30 2008
	($ in millions)
Total primary new insurance written by FICO score
Flow
>=740	$4,009	72.9%	$3,885	69.2%	$4,364	46.3%
680-739	1,402	25.5	1,589	28.4	3,452	36.6
620-679	87	1.6	136	2.4	1,512	16.0
<=619	1	—	—	—	104	1.1

Total Flow	$5,499	100.0%	$5,610	100.0%	$9,432	100.0%

Structured
>=740	$—	—%	$—	—%	$134	65.4%
680-739	—	—	—	—	64	31.2
620-679	—	—	—	—	7	3.4

Total Structured	$—	—%	$—	—%	$205	100.0%

Total
>=740	$4,009	72.9%	$3,885	69.2%	$4,498	46.7%
680-739	1,402	25.5	1,589	28.4	3,516	36.4
620-679	87	1.6	136	2.4	1,519	15.8
<=619	1	—	—	—	104	1.1

Total Primary	$5,499	100.0%	$5,610	100.0%	$9,637	100.0%

	Three Months Ended
	June 30 2009		March 31 2009		June 30 2008
Percentage of primary new insurance written
Refinances		46%		48%		35%
95.01% LTV and above		<1%		<1%		12%
Adjustable rate mortgages (“ARMs”)
Less than 5 years		<1%		<1%		—
5 years and longer		<1%		<1%		10%
Primary risk written ($ in millions)
Flow	$1,178	100.0%	$1,193	99.7%	$2,231	97.9%
Structured	—	—	3	0.3	48	2.1

Total	$1,178	100.0%	$1,196	100.0%	$2,279	100.0%

	Six Months Ended
	June 30 2009		June 30 2008
	($ in millions)
Total primary new insurance written by FICO score
Flow
>=740	$7,894	71.1%	$7,830	41.8%
680-739	2,991	26.9	7,067	37.8
620-679	223	2.0	3,450	18.4
<=619	1	—	369	2.0

Total Flow	$11,109	100.0%	$18,716	100.0%

Structured
>=740	$—	—%	$768	63.1%
680-739	—	—	433	35.5
620-679	—	—	17	1.4
<=619	—	—	—	—

Total Structured	$—	—%	$1,218	100.0%

Total
>=740	$7,894	71.1%	$8,598	43.1%
680-739	2,991	26.9	7,500	37.6
620-679	223	2.0	3,467	17.4
<=619	1	—	369	1.9

Total Primary	$11,109	100.0%	$19,934	100.0%

Percentage of primary new insurance written
Refinances		47%		38%
95.01% LTV and above		<1%		16%
ARMs
Less than 5 years		<1%		1%
5 years and longer		<1%		8%
Primary risk written ($ in millions)
Flow	$2,374	100.0%	$4,547	93.5%
Structured	—	—	314	6.5

Total	$2,374	100.0%	$4,861	100.0%

	June 30 2009		March 31 2009		June 30 2008
	($ in millions)
Primary insurance in force
Flow	$123,412	79.5%	$122,656	78.8%	$115,425	76.3%
Structured	31,845	20.5	33,012	21.2	35,754	23.7

Total Primary	$155,257	100.0%	$155,668	100.0%	$151,179	100.0%

Prime	$113,749	73.3%	$113,117	72.7%	$105,049	69.5%
Alt-A	30,918	19.9	31,826	20.4	34,239	22.6
A minus and below	10,590	6.8	10,725	6.9	11,891	7.9

Total Primary	$155,257	100.0%	$155,668	100.0%	$151,179	100.0%

Primary risk in force
Flow	$30,574	87.7%	$30,537	87.3%	$29,003	85.6%
Structured	4,272	12.3	4,443	12.7	4,879	14.4

Total Primary	$34,846	100.0%	$34,980	100.0%	$33,882	100.0%

Flow
Prime	$25,269	82.7%	$25,129	82.3%	$23,125	79.7%
Alt-A	3,372	11.0	3,475	11.4	3,759	13.0
A minus and below	1,933	6.3	1,933	6.3	2,119	7.3

Total Flow	$30,574	100.0%	$30,537	100.0%	$29,003	100.0%

Structured
Prime	$2,231	52.2%	$2,331	52.5%	$2,537	52.0%
Alt-A	1,340	31.4	1,378	31.0	1,499	30.7
A minus and below	701	16.4	734	16.5	843	17.3

Total Structured	$4,272	100.0%	$4,443	100.0%	$4,879	100.0%

Total
Prime	$27,500	78.9%	$27,460	78.5%	$25,662	75.7%
Alt-A	4,712	13.5	4,853	13.9	5,258	15.5
A minus and below	2,634	7.6	2,667	7.6	2,962	8.8

Total Primary	$34,846	100.0%	$34,980	100.0%	$33,882	100.0%

	June 30 2009		March 31 2009		June 30 2008
	($ in millions)
Total primary risk in force by FICO score
Flow
>=740	$10,225	33.4%	$9,839	32.2%	$8,287	28.6%
680-739	11,152	36.5	11,234	36.8	10,744	37.0
620-679	7,780	25.5	8,002	26.2	8,365	28.9
<=619	1,417	4.6	1,462	4.8	1,607	5.5

Total Flow	$30,574	100.0%	$30,537	100.0%	$29,003	100.0%

Structured
>=740	$1,153	27.0%	$1,205	27.1%	$1,291	26.5%
680-739	1,349	31.6	1,394	31.4	1,492	30.5
620-679	1,125	26.3	1,167	26.3	1,312	26.9
<=619	645	15.1	677	15.2	784	16.1

Total Structured	$4,272	100.0%	$4,443	100.0%	$4,879	100.0%

Total
>=740	$11,378	32.7%	$11,044	31.6%	$9,578	28.3%
680-739	12,501	35.9	12,628	36.1	12,236	36.1
620-679	8,905	25.6	9,169	26.2	9,677	28.6
<=619	2,062	5.8	2,139	6.1	2,391	7.0

Total Primary	$34,846	100.0%	$34,980	100.0%	$33,882	100.0%

Percentage of primary risk in force
Refinances		31%		31%		31%
95.01% LTV and above		21%		22%		24%
ARMs
Less than 5 years		8%		8%		10%
5 years and longer		9%		9%		9%

	June 30 2009		March 31 2009		June 30 2008
	($ in millions)
Total primary risk in force by LTV
85.00% and below	$3,608	10.4%	$3,613	10.3%	$3,684	10.9%
85.01% to 90.00%	12,709	36.5	12,571	35.9	11,576	34.2
90.01% to 95.00%	11,195	32.1	11,213	32.1	10,546	31.1
95.01% and above	7,334	21.0	7,583	21.7	8,076	23.8

Total Primary	$34,846	100.0%	$34,980	100.0%	$33,882	100.0%

Total primary risk in force by policy year
2005 and prior	$10,576	30.3%	$11,083	31.7%	$12,535	37.0%
2006	4,807	13.8	5,015	14.3	5,516	16.3
2007	10,091	29.0	10,410	29.8	11,069	32.7
2008	7,054	20.2	7,298	20.9	4,762	14.0
2009	2,318	6.7	1,174	3.3	—	—

Total Primary	$34,846	100.0%	$34,980	100.0%	$33,882	100.0%

	June 30 2009		March 31 2009		June 30 2008
	($ in millions)
Pool risk in force
Prime	$1,997	70.3%	$2,058	70.7%	$2,119	70.8%
Alt-A	287	10.1	289	9.9	291	9.7
A minus and below	557	19.6	564	19.4	584	19.5

Total pool risk in force	$2,841	100.0%	$2,911	100.0%	$2,994	100.0%

	June 30 2009	March 31 2009	June 30 2008
	($ in millions)
Other risk in force
Second-lien
1st loss	$223	$244	$312
2nd loss	131	140	460
NIMS	418	431	485
International
1st loss-Hong Kong primary mortgage insurance	358	389	469
Reinsurance	171	170	151
Credit default swaps	3,247	3,072	8,619
Other
Domestic credit default swaps	—	123	206

Total other risk in force	$4,548	$4,569	$10,702

	June 30 2009	March 31 2009	June 30 2008
Default Statistics
Primary insurance:
Flow
Prime
Number of insured loans	625,528	627,386	602,571
Number of loans in default	58,012	50,217	26,604
Percentage of total loans in default	9.27%	8.00%	4.42%

Alt-A
Number of insured loans	64,977	66,952	72,715
Number of loans in default	19,969	18,628	11,702
Percentage of total loans in default	30.73%	27.82%	16.09%

A minus and below
Number of insured loans	57,311	57,576	62,874
Number of loans in default	17,988	15,999	11,637
Percentage of total loans in default	31.39%	27.79%	18.51%

Total Flow
Number of insured loans	747,816	751,914	738,160
Number of loans in default	95,969	84,844	49,943
Percentage of total loans in default	12.83%	11.28%	6.77%

Structured
Prime
Number of insured loans	62,986	65,727	70,857
Number of loans in default	7,911	7,331	5,447
Percentage of total loans in default	12.56%	11.15%	7.69%

Alt-A
Number of insured loans	76,814	78,901	84,369
Number of loans in default	23,225	21,600	13,344
Percentage of total loans in default	30.24%	27.38%	15.82%

A minus and below
Number of insured loans	20,611	21,449	24,422
Number of loans in default	7,680	7,542	8,003
Percentage of total loans in default	37.26%	35.16%	32.77%

Total Structured
Number of insured loans	160,411	166,077	179,648
Number of loans in default	38,816	36,473	26,794
Percentage of total loans in default	24.20%	21.96%	14.91%

Total Primary Insurance
Prime
Number of insured loans	688,514	693,113	673,428
Number of loans in default	65,923	57,548	32,051
Percentage of total loans in default	9.57%	8.30%	4.76%

Alt-A
Number of insured loans	141,791	145,853	157,084
Number of loans in default	43,194	40,228	25,046
Percentage of total loans in default	30.46%	27.58%	15.94%

A minus and below
Number of insured loans	77,922	79,025	87,296
Number of loans in default	25,668	23,541	19,640
Percentage of total loans in default	32.94%	29.79%	22.50%

Total Primary
Number of insured loans	908,227	917,991	917,808
Number of loans in default (1)	134,785	121,317	76,737
Percentage of total loans in default	14.84%	13.22%	8.36%

Pool insurance
Number of loans in default (2)	34,513	33,267	27,944

(1)	Includes approximately 343, 627 and 272 defaults at June 30, 2009, March 31, 2009, and June 30, 2008, respectively, where reserves had not been established because no claim payment was anticipated primarily due to deductibles.
(2)	Includes approximately 20,814, 20,454 and 20,880 defaults at June 30, 2009, March 31, 2009 and June 30, 2008, respectively, where reserves had not been established because no claim payment was anticipated primarily due to deductibles.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been past due for 60 days.

The total number of loans in default, including second-liens, increased from 153,259 at December 31, 2008 to 177,397 at June 30, 2009. The average loss reserve per default decreased from $19,509 at December 31, 2008 to $17,601 at June 30, 2009. Primary and pool defaults at June 30, 2009 included approximately 343 and 20,814 defaults, respectively, on loans where reserves have not been established because no claim payment was anticipated primarily due to deductibles. At December 31, 2008, primary and pool defaults included approximately 539 and 21,719 defaults, respectively, on loans where no reserve has been established primarily due to deductibles. Excluding those defaults without a related reserve, the average loss reserve per default was $19,985 and $22,824 at June 30, 2009 and December 31, 2008, respectively.

	Three Months Ended				Six Months Ended
	June 30 2009	March 31 2009		June 30 2008	June 30 2009		June 30 2008
	(In thousands)
Direct claims paid:
Prime	$72,752	$69,459		$64,048	$142,211		$124,706
Alt-A	41,441	46,270		47,746	87,711		83,478
A minus and below	35,154	36,730		49,270	71,884		97,631
Second-lien and other	18,338	87,607	(1)	47,775	105,945	(1)	93,212

Total	$167,685	$240,066		$208,839	$407,751		$399,027

Average claim paid:
Prime	$41.3	$41.9		$36.7	$41.6		$36.7
Alt-A	52.6	53.5		51.1	53.1		50.5
A minus and below	38.6	38.1		35.4	38.4		36.3
Second-lien and other	43.4	41.3	(2)	34.2	42.2	(2)	34.3
Total	$43.2	$43.4	(2)	$38.2	$43.3	(2)	$38.2

(1)	Includes a $65 million payment related to the settlement of a large second-lien transaction.
(2)	Excludes the payment noted in (1) above.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans the highest level is expected to be reached in the second through fourth years. Based on these trends, approximately 56.5% of our primary risk in force at June 30, 2009 had not yet reached its highest claim frequency years compared to 62.5% at December 31, 2008. The insurance we have written from late 2005 through the first half of 2008 has experienced default and claim activity sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

	Three Months Ended			Six Months Ended
	June 30 2009	March 31 2009	June 30 2008	June 30 2009	June 30 2008
	($ in thousands)
States with highest claims paid:
California	$22,879	$24,383	$26,401	$47,262	$43,172
Michigan	13,389	13,832	16,623	27,221	32,089
Florida	13,576	11,277	9,959	24,853	17,044
Georgia	9,979	8,154	9,293	18,133	20,210
Arizona	10,526	7,438	5,237	17,964	7,932

Percentage of total claims paid:
California	13.6%	10.2%	12.6%	11.6%	10.8%
Michigan	8.0	5.8	8.0	6.7	8.0
Florida	8.1	4.7	4.8	6.1	4.3
Georgia	6.0	3.4	4.4	4.5	5.1
Arizona	6.3	3.1	2.5	4.4	2.0

States with highest number of defaults:
Florida	22,484	20,438	11,239
California	16,485	15,023	7,964
Illinois	6,667	5,842	3,550
Georgia	6,450	5,889	3,771
Michigan	6,312	5,739	4,522

Claims paid in California and Florida have increased significantly as home price depreciation in those states has been greater than the national average. Those states also contain a higher percentage of Alt-A loans, which have had a higher claim frequency. We believe that claims in the Midwest and Southeast have been rising, and will continue to rise, due to the weak industrial sector of the economy in those areas and significant home price depreciation in those states. A much higher level of claims exist in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state.

A higher proportion of delinquencies were from loans in Florida and California, which suggests that claims paid in those states will continue to increase, perhaps significantly, throughout 2009.

The following table shows our direct primary mortgage insurance risk in force by location of property for the top ten states and the related percentage of our direct primary mortgage risk in force.

Top Ten States	June 30 2009		March 31 2009		June 30 2008
	($ in millions)
Primary risk in force
California	$4,062	11.7%	$3,968	11.3%	$3,229	9.5%
Florida	3,054	8.8	3,074	8.8	3,019	8.9
Texas	2,271	6.5	2,282	6.5	2,235	6.6
Georgia	1,608	4.6	1,616	4.6	1,622	4.8
Illinois	1,576	4.5	1,579	4.5	1,520	4.5
Ohio	1,489	4.3	1,518	4.3	1,533	4.5
New York	1,404	4.0	1,422	4.1	1,403	4.1
New Jersey	1,216	3.5	1,213	3.5	1,169	3.5
Michigan	1,155	3.3	1,164	3.3	1,168	3.5
Arizona	1,151	3.3	1,145	3.3	1,067	3.2
Total primary risk in force:	$34,846		$34,980		$33,882

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 15.9% of primary new insurance written for the second quarter of 2009, compared to 26.3% for second quarter of 2008.

	As of and for the Three Months Ended			Six Months Ended
	June 30 2009	March 31 2009	June 30 2008	June 30 2009	June 30 2008
	(In thousands)
Provision for losses	$142,802	$321,684	$449,296	$464,486	$1,020,304
Reserve for losses	$3,122,444	$3,116,553	$2,120,577
Reserves for losses by category:
Prime	$965,690	$921,050	$559,947
Alt-A	887,068	951,932	722,813
A minus and below	448,527	452,837	410,373
Pool insurance	152,824	140,192	71,508
Second-lien (1)	99,003	111,985	178,859
Other	1,781	1,780	1,237

Reserve for losses, net	2,554,893	2,579,776	1,944,737
Reinsurance recoverable (2)	567,551	536,777	175,840

Total	$3,122,444	$3,116,553	$2,120,577

Provision for premium deficiency	$2,184	$(48,184)	$369,807	$(46,000)	$387,897
Reserve for premium deficiency	$40,861	$38,677	$583,543

(1)	Does not include second-lien premium deficiency reserve.
(2)	Represents ceded losses on captive transactions and Smart Home.

	As of and for Three Months Ended			Six Months Ended
	June 30 2009	March 31 2009	June 30 2008	June 30 2009	June 30 2008
First-Lien Captives
Premiums ceded to captives (in millions)	$37.5	$34.5	$34.1	$72.0	$69.8
% of total premiums	18.3%	16.6%	14.7%	17.5%	15.1%
NIW subject to captives (in millions)	$430	$1,041	$3,415	$1,471	$8,164
% of primary NIW	7.8%	18.6%	35.4%	13.2%	41.0%
IIF (1) subject to captives	34.8	35.7	37.2
RIF (2) subject to captives	47.1	43.4	41.7
Persistency (twelve months ended)	87.0	87.0	81.2

(1)	Insurance in force.
(2)	Risk in force

	June 30 2009		June 30 2008
	($ in millions)
Alt-A Information
Primary risk in force by FICO score
>=740	$1,156	24.5%	$1,287	24.5%
680-739	2,271	48.2	2,509	47.7
660-679	691	14.7	772	14.7
620-659	562	11.9	654	12.4
<=619	32	0.7	36	0.7

Total	$4,712	100.0%	$5,258	100.0%

Primary risk in force by LTV
85.00% and below	$1,222	25.9%	$1,340	25.5%
85.01% to 90.00%	1,951	41.4	2,187	41.6
90.01% to 95.00%	1,215	25.8	1,367	26.0
95.01% and above	324	6.9	364	6.9

Total	$4,712	100.0%	$5,258	100.0%

Primary risk in force by policy year
2005 and prior	$1,483	31.5%	$1,730	32.9%
2006	1,041	22.1	1,178	22.4
2007	1,944	41.3	2,112	40.2
2008	242	5.1	238	4.5
2009	2	—	—	—

Total	$4,712	100.0%	$5,258	100.0%

Results of Operations—Financial Guaranty

Quarter and Six Months Ended June 30, 2009 Compared to Quarter and Six Months Ended June 30, 2008

The following table summarizes the results of operations for our financial guaranty segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	($ in millions)
Net income	$215.7	$32.5	n/m	$80.3	$448.0	(82.1)%
Net premiums written—insurance	7.0	23.6	(70.3)%	1.8	56.7	(96.8)
Net premiums earned—insurance	23.6	44.0	(46.4)	56.9	81.7	(30.3)
Net investment income	20.9	26.2	(20.2)	45.9	53.3	(13.9)
Change in fair value of derivative instruments	278.9	31.0	n/m	23.0	667.1	(96.6)
Net gains (losses) on other financial instruments	41.8	(3.4)	n/m	53.8	(14.7)	n/m
Net impairment losses recognized in earnings	—	(15.3)	(100.0)	—	(22.2)	(100.0)
Other income	0.1	0.1	n/m	0.2	0.2	n/m
Provision for losses	(10.1)	9.6	n/m	(5.0)	21.3	n/m
Policy acquisition costs	18.1	12.3	47.2	26.3	22.7	15.9
Other operating expenses	19.9	15.0	32.7	35.7	35.8	(0.3)
Interest expense	9.7	6.5	49.2	16.3	11.7	39.3
Income tax provision	112.0	6.8	n/m	26.2	226.0	(88.4)

n/m—not meaningful

Net Income.    Our financial guaranty segment’s net income for the three and six months ended June 30, 2009 was $215.7 million and $80.3 million, respectively, compared to net income of $32.5 million and $448.0 million, respectively, for the corresponding periods of 2008. The significant increase in net income for the second quarter of 2009 and decrease in net income during the first six months of 2009, as compared to 2008, are mainly due to the change in fair value of derivative instruments, primarily related to credit spreads on our insured CDO portfolio as well as changes in the market’s perception of our non-performance risk.

Net Premiums Written and Earned.    The decreases in net premiums written and earned in 2009, compared to 2008, are attributable primarily to our decision in the third quarter of 2008 to discontinue writing new financial guaranty business for the foreseeable future. Net premiums written for the three and six months ended June 30, 2009 were $7.0 million and $1.8 million, respectively, compared to $23.6 million and $56.7 million, respectively, for the corresponding periods of 2008. Net premiums earned for the second quarter and first six months of 2009 were $23.6 million and $56.9 million, respectively, compared to $44.0 million and $81.7 million for the corresponding periods of 2008. Premiums earned for the three and six months ended June 30, 2009 were impacted by the Ambac Commutation. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the impact of the Ambac Commutation on net premiums earned. In addition, with the implementation of SFAS No. 163, $5.8 million of unearned premiums were earned in 2009 as a result of financial guaranty policies moving to case reserve from intensified surveillance, in addition to foreign exchange revaluation and adjustments. Included in net premiums earned for the second quarter and first six months of 2009 were refundings of $10.5 million and $23.5 million, respectively, compared to $16.7 million and $28.3 million for the same periods of 2008.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for each period:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(In thousands)
Net premiums earned:
Public finance direct	$11,935	$12,004	$26,387	$29,814
Public finance reinsurance	18,949	22,965	27,226	32,835
Structured direct	2,058	3,760	3,835	7,642
Structured reinsurance	5,655	5,092	14,296	10,691
Trade credit reinsurance	39	220	135	715

Total premiums earned—insurance	38,636	44,041	71,879	81,697
Impact of commutations	(15,054)	—	(14,965)	—

Total net premiums earned—insurance	$23,582	$44,041	$56,914	$81,697

Net Investment Income.    Net investment income was $20.9 million and $45.9 million, for the three and six months ended June 30, 2009, respectively, compared to $26.2 million and $53.3 million, respectively, for the corresponding periods of 2008. The decrease in net investment income in 2009 compared to 2008, is due to lower yields on taxable investments in our investment portfolio.

Change in Fair Value of Derivative Instruments.    For the three and six months ended June 30, 2009, the change in fair value of derivative instruments was a net gain of $278.9 million and $23.0 million, respectively, compared to net gains of $31.0 million and $667.1 million, respectively, for the corresponding periods of 2008. During the first six months of 2009, our five-year CDS spread tightened and the credit spreads on our insured CDOs also tightened, resulting in a small net gain. During the second quarter of 2009, the credit spreads on the underlying collateral pool within our insured CDOs tightened to a greater extent than our five-year CDS spread tightened, resulting in a large net gain for the second quarter. During the second quarter and first six months of 2008, our five-year CDS spread widened, and we implemented SFAS No. 157, the cumulative impact of which was a significant unrealized net gain for the first six months of 2008.

Net Gains (Losses) on Other Financial Instruments.    Net gains on other financial instruments for the three and six months ended June 30, 2009 were $41.8 million and $53.8 million, respectively, compared to net losses on other financial instruments of $3.4 million and $14.7 million, respectively, for the corresponding periods of 2008. Included in net gains in the six months ended June 30, 2009 were $46.5 million of net realized gains on sales of available for sale securities in our investment portfolio and $13.6 million of net unrealized gains related to the change in fair value of hybrid and trading securities in our investment portfolio. The net losses for the six months ended June 30, 2008 includes net unrealized losses of $20.0 million related to changes in the fair value of hybrid and trading securities in our investment portfolio.

Net Impairment Losses Recognized in Earnings.    There were no net impairment losses recognized in earnings for 2009. For the three and six months ended June 30, 2008, net impairment losses were $15.3 million and $22.2 million, respectively.

Provision for Losses.    The provision for losses for the three and six months ended June 30, 2009 was $(10.1) million and $(5.0) million, respectively, compared to $9.6 million and $21.3 million, respectively, for the corresponding periods of 2008. The provision for losses reported for 2009 was reduced by $38.6 million as a result of adjustments made to our estimates of losses based on the Ambac Commutation. The 2009 provision for losses also reflects favorable developments in structured finance direct business, which were partially offset by an increase in expected losses in our public finance direct business.

Policy Acquisition Costs.    Policy acquisition costs were $18.0 million and $26.3 million, respectively, for the three and six months ended June 30, 2009, compared to $12.3 million and $22.7 million, respectively, for the corresponding periods of 2008. The increase in policy acquisition costs in 2009 includes an acceleration of $8.9 million of expense related to the Ambac Commutation.

Other Operating Expenses.    Other operating expenses were $19.9 million and $35.7 million, respectively, for the three and six months ended June 30, 2009, compared to $15.0 million and $35.8 million, respectively, for the corresponding periods of 2008. Other operating expenses for the second quarter of 2009 includes an increase in employee costs over the comparable period of 2008, primarily due to severance and retention expense.

Interest Expense.    Interest expense was $9.7 million and $16.3 million, respectively, for the three and six months ended June 30, 2009, compared to $6.5 million and $11.7 million, respectively, for the corresponding periods of 2008. Both periods include an allocation to the financial guaranty segment of interest on our long-term debt and other borrowings, based on allocated capital.

Income Tax Provision.    We recorded an income tax provision of $112.0 million and $26.2 million, respectively, for the three and six months ended June 30, 2009, compared to an income tax provision of $6.8 million and $226.0 million, respectively, for the corresponding periods in 2008. The effective tax rate was 34.2% and 24.7%, respectively, for the three and six months ended June 30, 2009, compared to 17.2% and 33.5%, respectively, for the corresponding periods of 2008. The lower effective tax rate for the six months ended June 30, 2009 reflects the impact of the ratio of income generated from tax-advantaged investment securities compared to income generated from operations.

Financial Guaranty General Claims and Reserves Information

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

(In thousands)	June 30 2009	December 31 2008	June 30 2008
Financial Guaranty	$171,459	$219,671	$143,790
Trade Credit Reinsurance and Other	10,333	14,877	23,375

Total	$181,792	$234,548	$167,165

Financial Guaranty Exposure Information

The following table shows the distribution of financial guaranty’s $100.7 billion of net par outstanding, by type of exposure, and as a percentage of financial guaranty’s total net par outstanding as of June 30, 2009 and December 31, 2008:

	June 30 2009		December 31 2008
Type of Obligation ($ in billions)	Net Par Outstanding (1)	% of Total Net Par Outstanding	Net Par Outstanding (1)	% of Total Net Par Outstanding
Public finance:
General obligation and other tax supported	$21.4	21.2%	$21.6	21.4%
Healthcare and long-term care	8.8	8.7	9.5	9.4
Water/sewer/electric gas and investor-owned utilities	7.6	7.5	7.7	7.6
Airports/transportation	4.9	4.9	4.9	4.9
Education	3.3	3.3	3.6	3.6
Escrowed transactions (2)	3.1	3.1	—	—
Housing	0.5	0.5	0.5	0.5
Other municipal (3)	1.6	1.6	1.6	1.6

Total public finance	51.2	50.8	49.4	49.0

Structured finance:
Collateralized debt obligations	44.8	44.5	45.6	45.3
Asset-backed obligations	3.3	3.3	3.6	3.6
Other structured (4)	1.4	1.4	2.1	2.1

Total structured finance	49.5	49.2	51.3	51.0

Total	$100.7	100.0%	$100.7	100.0%

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations. The net par outstanding includes $9.8 billion of net par commuted in July 2009 as part of the Ambac Commutation.
(2)	Legally defeased bond issues where the financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under SFAS No. 163.
(3)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(4)	Represents other types of structured finance obligations, including diversified payment rights, clearinghouse soft capital, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of our financial guaranty transactions, which should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008:

•

We provide credit protection on two CDOs of ABS transactions, with outstanding par amounts as of June 30, 2009 of $471.3 million and $150.0 million, respectively. The $150.0 million transaction was internally rated AA- as of June 30, 2009. The net par outstanding on the $471.3 million transaction is on the senior-most tranche of a CDO of ABS transaction, where the underlying collateral consists of mezzanine tranches of predominately mortgage-backed securities. As of June 30, 2009, $474.2 million (or 84.1%) of the $564.0 million collateral pool underlying this transaction had been downgraded by S&P or Moody’s and 52 of these credits, with a notional value of $220.5 million, have defaulted. This transaction, which is accounted for as a derivative, is internally rated CCC-, and rated B+ by S&P and

Ca2 by Moody’s as of June 30, 2009. Due to the substantial deterioration of the underlying collateral and based on the timing of current anticipated cash flows for this transaction, we currently expect to begin paying claims related to interest shortfalls on this transaction (for which we expect to be fully reimbursed) as early as 2011. We expect to begin paying unreimbursed interest shortfalls around 2018 and do not expect to begin paying claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that the ultimate principal payment with respect to this transaction may be a significant portion of our total exposure of $471.3 million. In addition, upon our initial claim payment obligation, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes).

•

Six of our 13 Direct TruPs CDOs were downgraded below investment-grade by either S&P or Moody’s during the first quarter of 2009. Our weighted-average internal rating for all Direct TruPs CDO transactions declined from A- to BB+, and the weighted-average internal rating of our three Second-to-Pay TruPs CDOs declined from A+ to BBB- during the first six months of 2009, in each case primarily due to rating agency downgrades. Although our TruPs CDO Portfolio continued to experience deterioration during the second quarter of 2009, given the remaining subordination in our TruPs CDO Portfolio, we currently do not expect any credit losses on these transactions. No issuer concentration in our TruPs CDO Portfolio is more than 6.4% in any one transaction as of June 30, 2009.

In nine of our International Swap Dealers Association (“ISDA”) contracts related to our TruPs CDO Portfolio, which provide credit protection on seven Direct TruPs CDOs (representing an aggregate of $970.2 million net par outstanding as of June 30, 2009), our counterparties may require that we purchase the outstanding underlying TruPs bond at par if an event of default (e.g., failure to pay interest or insufficient collateral to pay senior notes including our insured notes) exists as of the scheduled termination date of such contract (which may be prior to the legal final maturity date of the underlying TruPs bond). Based on our current projections for these transactions and the significant subordination levels remaining on these transactions, we do not currently anticipate that an event of default will occur with respect to the underlying TruPs bonds on or prior to their current scheduled termination date. However, the recent pace of deterioration with respect to one of these TruPs bonds (representing $96.8 million of par outstanding, with current scheduled termination date in July 2011) creates an increased risk that we may be required to purchase this bond at termination. The scheduled termination dates of these contracts currently range between 2011 and 2017, but can be extended annually, at the option of our counterparty, for additional one year periods until the legal maturity of the bonds.

•

We have reinsured several primary financial guaranty insurers’ obligations with respect to $268.7 million in net par outstanding related to Jefferson County, Alabama (the “County”) sewer bonds. The County and certain primary insurers had entered into forbearance agreements with the liquidity banks that prevented the banks from, among other things, demanding payment of accrued default rate interest under their liquidity agreements. The last of these agreements expired July 31, 2009. The primary insurers have been working with the County and other parties to structure a resolution to the financial problems of the County’s sewer system, and a settlement has been proposed. We cannot provide any assurance that the parties will agree to the proposed settlement or that it will be implemented, which requires, among other things, action by the Alabama State legislature. Neither the County nor the Alabama State legislature have taken actions to date that would support the implementation of any proposed settlement. The County’s sewer system operations have generated sufficient revenue in 2009 to pay interest on its outstanding debt and on bonds purchased by the primary insurers through claims paid on the policies. In April 2009, one of the insurers of the County’s sewer bonds, Syncora Guarantee Inc., suspended all claims payments following an order by the New York Insurance Department, which could further negatively impact the implementation of any proposed settlement and/or potentially our ultimate net claim liability. At June 30, 2009, we had $8.2 million of loss and loss expense reserves for this transaction, and we have paid $14.4 million of claims on this transaction to date.

Included among the transactions that were commuted to Ambac in connection with the Ambac Commutation were the $103.5 million life insurance reserve transaction and the two private student loan securitization transactions described in our 2008
Form 10-K.

Results of Operations—Financial Services

Quarter and Six Months Ended June 30, 2009 Compared to Quarter and Six Months Ended June 30, 2008

Our financial services segment had net income for the three and six months ended June 30, 2009 of $3.2 million and $9.9 million, respectively, compared to net income of $9.2 million and $15.8 million, respectively, for the three and six months ended June 30, 2008. Equity in net income of affiliates was $5.1 million and $15.7 million, respectively, for the second quarter and first six months of 2009, compared to equity in net income of affiliates of $15.7 million and $28.2 million, respectively, for the second quarter and first six months of 2008. Although our equity interest in Sherman increased in August 2008, Sherman’s decreased revenues in 2009 caused our equity in net income of affiliates from Sherman to decline. Included in our results for the first six months of 2009 was $5.7 million of amortization related to an intangible asset that we consider a one-time charge.

Off-Balance Sheet Arrangements

There have been no material changes to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

At June 30, 2009, all NIMS trusts have been consolidated in our condensed consolidated balance sheets, including six NIMS trusts consolidated during the second quarter of 2009, representing a notional amount of $82.9 million and a derivative liability of $38.6 million at March 31, 2009. At December 31, 2008, 14 NIMS trusts were not consolidated with a notional amount and derivative liability of $177.6 million and $84.3 million, respectively. As part of the consolidation, the NIMS assets are treated as derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and recorded at fair value. There are certain provisions in these contracts which have been triggered under circumstances outside of our control and give us the ability to call the NIMS. Under these circumstances, the VIEs are not exempt from consolidation considerations under FIN 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

On August 6, 2009, we repaid in full the $100.0 million of outstanding principal plus accrued interest under our credit facility, which had a maturity date of February 2011, and terminated the credit facility in accordance with its terms. We did not incur any early termination or prepayment penalties in connection with such termination

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity Needs

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt

(which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) payments to our insurance subsidiaries in October 2009 under our tax-sharing agreement, most of which are expected to be satisfied through a transfer of our equity interest in Sherman to Radian Guaranty, (iv) potential capital support for our insurance subsidiaries, and (v) the payment of dividends on our common stock. Radian Group held directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $480 million at June 30, 2009.

Corporate Expenses and Interest Expense.    Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest expense on long-term debt. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $76 million, which is expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $45 million, which also is expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

Tax Payments.    Under our current tax-sharing agreement between Radian Group and our subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code (“IRC”) had such subsidiary filed its federal tax return on a separate company basis. We currently believe that Radian Group will be required to pay approximately $110 million to our subsidiaries by October 2009, including approximately $105 million to Radian Guaranty. Subject to final approval from the Pennsylvania Department of Insurance, we intend to satisfy Radian Group’s 2009 obligation to Radian Guaranty through the transfer of Radian Group’s equity interest in Sherman to Radian Guaranty in the third quarter of 2009. In addition, based on our current tax loss projections, we believe that Radian Group will be required to pay an additional amount of approximately $220 million to Radian Guaranty in October 2010, which amount could increase up to a maximum of $478 million if actual tax losses in 2009 are worse than projected. All amounts required to be paid under our tax-sharing agreement are dependent on the extent of tax losses in current and future periods. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

During the current period, certain of our mortgage insurance subsidiaries other than Radian Guaranty each incurred estimated net operating losses on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carryback provisions of the IRC. As a result, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual net operating loss carryforward under the IRC, then we will be obligated under the tax-sharing agreement to fund such subsidiary’s share of the net operating loss that has been utilized on a consolidated group tax return basis. Each of these subsidiaries has incurred significant losses in the recent past and is not expected to generate income in the future as a result of their insured portfolios of mortgage collateral.

Capital Support for Subsidiaries.    Radian Group could be required to provide additional capital support for our mortgage insurance subsidiaries if required by insurance regulators, the GSEs or the rating agencies. In August 2009, Radian Group contributed $4.1 million to Amerin Guaranty to satisfy its surplus requirements. During 2008, Radian Group contributed $25 million to Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) and $15 million to Amerin Guaranty.

Dividends.    In July 2008, we reduced our quarterly common stock dividend from $0.02 per share to $0.0025 per share. Assuming that our common stock outstanding remains constant at 82,252,266 shares at June 30, 2009, we would require approximately $0.8 million to pay our quarterly dividends for the next 12 months.

Dividends from our insurance subsidiaries and Sherman, and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Following the transfer of Sherman to Radian Guaranty in the third quarter of 2009, any dividends from Sherman will be made directly to Radian Guaranty and not to Radian Group. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of ongoing losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group or Radian Guaranty for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to Radian Guaranty, the direct parent company of Radian Asset Assurance, and not to Radian Group. Sherman paid $35.5 million of dividends to Radian Group during the year ended December 31, 2008 and paid an aggregate of $6.4 million in dividends to Radian Group in the first six months of 2009. We received a $2.7 million dividend from Sherman in July 2009; however, we expect that Radian Group (Radian Guaranty following the transfer of the equity interest in Sherman to Radian Guaranty in the third quarter of 2009) will receive limited, if any, dividends from Sherman in the next 12 months. See “Business Summary—Financial Services—Sherman” above in this Item 2.

We expect to fund Radian Group’s short-term liquidity needs with existing cash and marketable securities, cash received under the tax- and expense-sharing arrangements with our subsidiaries and any potential cash dividends received from Sherman before a transfer of our equity interest in Sherman to Radian Guaranty, as described above. If the cash Radian Group receives from its tax- and expense-sharing arrangements is insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.

Radian Group—Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt and the payment due to Radian Guaranty in October 2010 under our tax-sharing arrangement as discussed above. Approximately $250 million in principal amount of our long-term debt is due in 2011. We may seek to redeem or repurchase some or all of our outstanding debt if circumstances are favorable to us. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs.

We expect to meet the long-term liquidity needs of Radian Group through available cash, the private or public issuance of debt or equity securities or the sale of assets. The current downturn in the credit markets has created a situation where we would likely not be able to refinance our existing long-term debt on favorable terms, if at all, if it were due currently. We expect that market conditions will improve by 2011, but cannot provide any assurances that we will be able to access the capital markets on favorable terms, if at all, to satisfy our future liquidity requirements. We recently filed a shelf Registration Statement on Form S-3 (Registration No. 333-160657). This Registration Statement has been declared effective by the SEC and will allow us, subject to market conditions, over the next three years to issue up to $1 billion of the securities covered by the registration statement, including common stock, preferred stock, debt and certain other securities.

Mortgage Insurance

The principal liquidity and capital demands of our mortgage insurance business include the payment of claims, operating expenses, including those allocated from Radian Group, and taxes. The principal sources of liquidity in our mortgage insurance business are insurance premiums, net investment income and cash dividends from Radian Asset Assurance, and potential payments from Radian Group under our tax allocation agreements. Our mortgage insurance business has incurred significant losses, beginning in 2007, due to the current housing and related credit market downturn. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that any shortfall can be funded from sales of short-term marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our mortgage insurance business.

In 2008, in light of the expected future losses by Radian Guaranty, we determined it was necessary to provide additional capital to Radian Guaranty in order to maintain adequate risk-to-capital ratios, leverage ratios and surplus requirements and to protect its insurance financial strength ratings. In addition to protecting our financial strength ratings, additional capital is an important component of our plan to improve our ratings with S&P and Moody’s over a time period that is acceptable to us, as well as being important to the GSEs and our lender counterparties. During the second quarter of 2008, Radian Asset Assurance declared an ordinary dividend of $107.5 million to Radian Group, a portion of which was contributed to Radian Guaranty. In addition, Radian Group contributed its equity interest in Radian Asset Assurance to Radian Guaranty in the third quarter of 2008.

As of June 30, 2009, our financial guaranty business maintained claims paying resources of $2.8 billion, including a statutory surplus of $914 million. During the second quarter of 2009, Radian Asset Assurance paid a dividend of $99.7 million to Radian Guaranty. Assuming there is no material deterioration in the credit performance of our financial guaranty business, we expect Radian Asset Assurance to issue significant cash dividends to Radian Guaranty over time as our existing financial guaranty portfolio matures and the exposure is reduced.

The timing and amount of future cash infusions through dividends will depend on Radian Asset Assurance’s dividend capacity, which is governed by New York insurance laws. If the exposure is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, such as the Ambac Commutation (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Summary—Financial Guaranty” above), which reduced Radian Asset Assurance’s total insured portfolio by approximately 10%, we may have the ability to release capital to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, we would likely have less capacity to issue dividends to our mortgage insurance business, and we could be restricted from issuing dividends altogether.

As discussed above, we intend to transfer our equity interest in Sherman to Radian Guaranty in the third quarter of 2009, subject to regulatory approval. Following this transfer, any dividends from Sherman will go directly to Radian Guaranty, along with the proceeds from any future sale of our interest in Sherman. We expect to receive limited, if any, dividends from Sherman in the next 12 months, and cannot provide any assurances that if we were to seek to sell our interest in Sherman, that will be able to do so on favorable terms if at all.

Financial Guaranty

The principal liquidity demands of our financial guaranty business include the payment of operating expenses, including those allocated from Radian Group, claim payments, taxes and dividends to Radian Guaranty. During the second quarter of 2009, Radian Asset Assurance paid a dividend of $99.7 million to Radian Guaranty. The principal sources of liquidity in our financial guaranty business are premium collections, credit enhancement fees on credit derivative contracts and net investment income. We believe that the operating cash flows generated by each of our financial guaranty subsidiaries will provide these subsidiaries with the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales of marketable securities in our investment portfolio maintained at our operating companies and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our financial guaranty business.

Reconciliation of Net Income (Loss) to Cash Flows Used in Operations

The following table reconciles net income (loss) to cash flows used in operating activities for the six months ended June 30, 2009 and 2008 (in thousands):

	June 30 2009	June 30 2008
Net income (loss)	$14,438	$(196,886)
Increase in reserves	87,811	688,604
(Decrease) increase in premium deficiency reserves	(46,000)	387,897
Deferred tax provision (benefit)	69,399	(161,173)
Decrease in unearned premiums	(89,181)	(46,646)
Change in deferred policy acquisition costs	17,676	50,190
Net payments related to derivative contracts (1)	(45,669)	(5,578)
Equity in earnings of affiliates	(15,662)	(28,230)
Distributions from affiliates (1)	6,441	19,499
Proceeds from sales of trading securities (1)	1,135,051	138,423
Purchases of trading securities (1)	(2,918,809)	(456,088)
Net losses on other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(66,486)	(700,900)
Decrease in prepaid federal income taxes (1)	248,828	257,143
Increase in reinsurance recoverables	(77,886)	(142,726)
Other	98,648	11,226

Cash flows used in operating activities	$(1,581,401)	$(185,245)

(1)	Cash item.

Cash flows used in operating activities for the first six months of 2009 increased from the comparable period of 2008. This was mainly due to an increase in purchases of trading securities as we reallocate of our investment portfolio to short-term investments in an anticipation of future claim payments. We expect that we will use more cash than we generate from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $2.1 billion at June 30, 2009, compared to $2.0 billion at December 31, 2008. The approximate $0.1 billion increase in stockholders’ equity resulted primarily from our net income of $231.9 million for the first six months of 2009.

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

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We follow the accounting guidance in SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”) relating to the reserve for losses on our mortgage insurance contracts (excluding financial guaranty contracts). We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, and other items that may give rise to insurance rescissions and claim denials, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a paid claim (referred to as the “default to claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time.

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

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures, (historically, a large percentage of defaulted loans have cured) the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. In the mortgage insurance segment, we also establish reserves for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary.

We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second- loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. We generally do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency” below for an exception to this general principle.

Each loan that we insure is identified by product type (i.e., prime, subprime, Alt-A) and type of insurance (i.e., primary or pool) at the time the loan is initially insured. Different product types typically exhibit different loss behavior. Accordingly, our reserve model applies different ultimate default to claim rates and severities to each product type, taking into account the different loss development patterns and borrower behavior that are inherent in these products, as well as whether we are in a first- or second-loss position and whether there are deductibles on the insured loans. We use an actuarial projection methodology called a “roll rate” analysis to determine the projected ultimate default to claim rates for each product and to produce a reserve point for each product. As discussed above, the “roll rate” analysis uses claim payment history for each product to help determine the likelihood that a default will result in a claim and the amount that we will pay if a default becomes a claim. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. Recently, we have experienced a significant increase in our insurance rescissions and claim denials for various reasons, including underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation. Our default to claim rates decreased from 46% at December 31, 2008 to 37% at June 30, 2009, primarily as a result of our estimate of expected rescissions and denials. A key assumption affecting our methodology is that future ultimate default to claim rates and severities will be consistent with our recent experience. Based on the results of our recent claims investigations, we expect our rescission and denial rates to remain at increased levels as long as defaults related to the poor underwriting periods of late 2005 through the first half of 2008 represent a significant percentage of our total default portfolio. This may lead to an increased risk of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a certificate of insurance or denied a claim. Although we believe that all rescissions and denials identified are valid under our policies, if we are not successful in defending the rescissions and denials in any potential legal actions, we may need to reassume the risk, and reestablish loss reserves for those loans.

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of June 30, 2009 and December 31, 2008:

	As of June 30 2009			As of December 31 2008
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$2,866.1	$3,378.8	$3,122.4	$2,746.4	$3,233.6	$2,990.0

Reserves for our mortgage insurance business are recorded based on our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at June 30, 2009 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity of loss reserve estimates at June 30, 2009, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in overall claim severity (28% of unpaid principal balance at June 30, 2009), we estimated that our loss reserves would change by approximately $121 million at June 30, 2009. For every one percentage point change in our overall default to claim rate (37% at June 30, 2009, including our assumptions related to rescissions and denials), we estimated a $90 million change in our loss reserves at June 30, 2009.

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

In addition, SFAS No. 163 requires the recognition of the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (a “refunding”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment when permitted under the applicable bond indenture, (a “legal defeasance”) does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance. Consequently, $3.6 billion of net par outstanding of previously recognized defeased refundings was reversed upon the implementation of SFAS No. 163. As a result, unearned premiums and deferred acquisition costs increased by $29.3 million and $3.7 million, respectively, and retained earnings decreased by $17.0 million, net of tax.

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

There are both performing and non-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings. However, claim liabilities could be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. When our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the primary insurer for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the ceding company, we may assign our own risk rating rather than using the risk rating assigned by the ceding company.

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

Reserves for Premium Deficiency

SFAS No. 60 requires a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular product exceeds the net present value for expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

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

In the first half of 2009, the second-lien premium deficiency reserve decreased by approximately $46.0 million to $40.9 million as a result of (i) the normal transfer of premium deficiency reserves to loss reserves, (ii) changes in estimates of future premiums and losses and, (iii) differences in actual versus expected amounts of premiums and losses on our second-lien portfolio. The net present value of expected losses and expenses on our second-lien business at June 30, 2009 was $146.5 million, partially offset by the net present value of expected premiums of $13.3 million and already established reserves of $99.0 million. Our second-lien portfolio is relatively seasoned, and as a result, we do not believe that future changes in macroeconomic factors will result in significant changes to our current loss projections.

We perform a similar premium deficiency analysis for our first-lien business, in the aggregate, each quarter. During the second quarter of 2008, we determined that a premium deficiency existed on our first-lien products, and we recorded a premium deficiency reserve of $421.8 million.

As of June 30, 2009, the net present value of expected losses and expenses on our first-lien business was $3.8 billion, offset by the present value of expected premiums of $2.4 billion and already established reserves (net of reinsurance recoverables) of $2.5 billion. Because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2009. Expected losses are based on an assumed paid claim rate of approximately 12% on our total primary first-lien mortgage insurance portfolio, including 8% on prime, 32% on subprime and 23% on Alternative-A (“Alt-A”). While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated during the second half of 2008 and first half of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, an increase in expected rescissions and denials on insured loans as part of our loss mitigation efforts is expected to offset the impact of expected defaults and claims to some extent.

Numerous factors affect our ultimate paid claim rates, including home price depreciation, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with recently announced lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults in our current risk in force. This projection is based on recent trends in default experience, severity, and rates of delinquent loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in prepayment speeds. As of June 30, 2009, our modeled loan default projections assume that recent observed default rates will increase through the end of 2009, will remain stable through the middle of 2010, and will gradually return to normal historical levels over the subsequent two years. If our modeled loan default projections were stressed such that recent observed increases in defaults were to continue until the end of 2010, remain stable through the middle of 2012, and gradually return to normal historical levels over the subsequent three years, we estimate that the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) would exceed the net present value of expected losses and expenses by approximately $0.6 billion; therefore, no PDR would be required in this scenario.

85.1

Fair Value of Financial Instruments

We adopted SFAS No. 157 effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis in earnings. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” we have adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2009, our total Level III assets were approximately 3.2% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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

ABS, CMBS and Collateralized Mortgage Obligations (“CMOs”)—The fair values of ABS, CMBS and CMOs are estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when significant unobservable inputs are used.

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

Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy as observable market data is available on these securities, however, an immaterial amount of our equity securities are categorized in Level III of the fair value hierarchy due to model-based valuations. Securities that are not frequently traded or are not as liquid are categorized in Level II of the fair value hierarchy.

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

We determine the fair value of our derivative assets and liabilities using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and we can develop cash flow projections that we believe would represent the view of a typical market participant, we believe it is necessary to change to a discounted cash flow model from a credit spread valuation model. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. When the particular circumstances of a specific transaction, rather than systemic market risk or other market factors, becomes the dominant driver of fair value, the credit spread valuation approach will generally result in a fair value that is different than the discounted cash flow valuation and, we believe, less representative of a typical market participant’s view. Therefore, in these instances, we believe the discounted cash flow valuation approach, and not the credit spread valuation approach, provides a fair value that better represents a typical market participant’s view, as it results in a reasonable estimation of the credit component of fair value at a point in time where the index is no longer representative of the fair value of the particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, where very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.

Beginning in 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our credit derivatives. Our five-year credit default spread tightened by approximately 868 basis points from 2,466 basis points at December 31, 2008 to 1,598 basis points at June 30, 2009, compared to a widening of the spread by 1,838 basis points during 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on Committed Preferred Securities

The fair value of our put options on CPS is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to our current CDS spread as well as market observations of similar securities issued, when available. The spread differential is typically assumed to be fixed in perpetuity and the annual cost differential is discounted at our current CDS spread, adjusted for a market-implied recovery rate. At June 30, 2009, given the current market environment and the market’s view of our credit risk, we determined that there were no market observations of relevance, and that there is currently no liquidity for these securities. Therefore, based on our assessment that the perpetual preferred securities could not be issued currently at any interest rate, we determined that the current market value of the options is equal to the issuance amount, which is $150 million.

Until the market changes such that there is some liquidity for our perpetual preferred securities, the fair value of these put options is not expected to be sensitive to changes in interest rates or in our CDS spread. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS Credit Derivatives and NIMS Derivative Assets

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FIN 46R. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS derivative assets by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Changes in our expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $414.8 million as of June 30, 2009, which is our best estimate of settlement value and represents 99% of our total risk in force of $418.3 million. The fair value of our total net liabilities related to NIMS as of June 30, 2009 was $272.8 million, of which $10.4 million relates to derivative assets and $283.2 million relates to consolidated debt of the NIMS VIE trusts, all of which we consolidate. Our fair value estimate incorporates a discount rate that is based on our credit default swap spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 84% of our corporate CDO transactions (as of June 30, 2009) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our credit default swap spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

For each of the non-corporate CDO and other derivative transactions discussed above, with the exception of the RMBS CDO transaction that is valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our RMBS CDO is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our own determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and collateralized loan obligation (“CLO”) contracts is estimated with reference to the London Interbank Offered Rate (“LIBOR”) spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. In addition, these fair value estimates incorporate an adjustment for our non-performance risk that is based on our credit default swap spread. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. Despite significant volatility in relevant credit spreads during each of the four quarters ended June 30, 2009, in each of these quarters the change in fair value of our assumed financial guaranty credit derivatives represented 4% or less of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

In April 2009, we entered into an agreement to terminate four of our five domestic credit default swap transactions, eliminating $121.3 million in exposure in exchange for a payment of $62.0 million. This payment was considered in determining the fair value liability recorded for these transactions as of March 31, 2009. The one remaining domestic mortgage insurance CDS transaction was terminated in May 2009, with a payment equal to our liability of $1.9 million. As a result, we no longer have any exposure to domestic credit default swaps. Prior to their termination, the mortgage insurance domestic CDS were categorized in Level III of the fair value hierarchy.

In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective deal, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. Despite significant volatility in credit spreads during each of the four quarters ended June 30, 2009, in each of these quarters, the change in fair value of our mortgage insurance international CDS represented less than 4% of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy. For each of the mortgage insurance international CDS transactions, we make an adjustment to the fair value amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs.

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

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results. As a result of the Ambac Commutation, we accelerated $8.9 million of policy acquisition costs in June 2009.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for subsequent events. In particular, it sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for all financial statements issued for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 effective June 30, 2009. The impact resulting from the adoption of SFAS No. 165 was not significant.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 pertains to information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this statement removes the concept of a qualifying special purpose entity from Statement 140 and removes the exception from applying FIN 46. Enhanced disclosures are also required under SFAS No. 166 and is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of SFAS No. 166.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”). SFAS No. 167 carries forward the scope of FIN 46R, with the addition of entities previously considered QSPEs. It also amends certain guidance in FIN 46R for determining whether an entity is a VIE. Under SFAS No. 167, ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required, and the quantitative approach previously required for determining the primary beneficiary of a VIE is eliminated. The quantitative approach was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of SFAS No. 167.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification, or the “Codification,” will become the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

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

Interest Rate Risk

The primary market risk in our investment portfolio is interest rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest rate risk and we have determined that the fair value of our interest rate sensitive investment assets is materially exposed to changes in interest rates.

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at June 30, 2009 and December 31, 2008, was $6.4 billion and $6.0 billion, respectively, of which 81% and 80%, respectively, was invested in fixed-income securities. We calculate duration, expressed in years, as an estimate of interest rate sensitivity of our fixed-income securities. A 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $301.4 million at June 30, 2009, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $277.0 million at June 30, 2009. At June 30, 2009, the average duration of the fixed-income portfolio was 5.07 years. The market value and carrying value of our long-term debt at June 30, 2009 was $423.8 million and $857.0 million, respectively. In general, the market value of our long-term debt reflects market concerns regarding our ability to continue to service our debt and ultimately repay or refinance our debt as it matures. There has been no material change in our interest rate risk during the quarter ended June 30, 2009.

Credit Spread Risk

We provide credit protection in the form of CDS and other financial guaranty contracts that are marked to market through earnings under the requirements of SFAS No. 133. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. With the exception of NIMS and one RMBS CDO, the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations, in some cases compounded by ratings downgrades of these insured obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of SFAS No. 157, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative assets and liabilities.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in the fair value of our insured derivatives portfolio as a result of instantaneous shifts in credit spreads as of June 30, 2009, assuming that our own CDS spread remained constant. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table.

			Effect on Market Value based on:
($ in millions)	Weighted Average Spread	Market Value Net Liabilities	10% widening of credit spreads	10% tightening of credit spreads
NIMS	45.77%	$(272.8)*	$(0.1)	$0.1
Corporate CDOs	1.88%	$(170.6)	(23.5)	23.5
Non-Corporate CDOs	0.61%	$(149.3)	(17.4)	17.4

Estimated pre-tax (loss) gain			$(41.0)	$41.0

*	Includes VIE debt of $283.2 million net of NIMS derivative assets of $10.4 million.

If our CDS spread was to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our unrealized losses on derivatives could increase significantly. The table below presents the pre-tax change in fair value of our derivatives portfolio as a result of an instantaneous shift of our CDS curve as of June 30, 2009 in isolation:

			Effect on Market Value based on:
($ in millions)	Radian Group Spread	Market Value Net Liabilities	1000 basis point widening of Radian’s spread	1000 basis point tightening of Radian’s spread
	15.98%
NIMS		$(272.8)*	$44.1	$(61.2)
Corporate CDOs		$(170.6)	125.5	(742.9)
Non-Corporate CDOs		$(149.3)	47.6	(185.9)

Estimated pre-tax gain (loss)			$217.2	$(990.0)

*	Includes VIE debt of $283.2 million net of NIMS derivative assets of $10.4 million.

Given the relatively high level of volatility in spreads for our derivative transactions (including our own credit default swap spread) during 2008, the sensitivities presented above are higher than our longer term historical experience, where spread volatilities rarely exceeded 20 basis points before 2008. The range of 1,000 basis point tightening and 1,000 basis point widening was determined, to a significant degree, based on our most recent experience, which we believe is reasonably likely to continue in the current market environment despite historical levels that were much more stable.

Foreign Currency Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of June 30, 2009 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $10.6 million as of June 30, 2009.

At June 30, 2009, we held approximately $31.7 million of investments denominated in Euros. The value of the euro against the U.S. dollar weakened from 1.56 at June 30, 2008 to 1.40 at June 30, 2009. At June 30, 2009, we held approximately $28.4 million of investments denominated in Japanese yen. The value of the yen against the U.S. dollar strengthened from 0.0095 at June 30, 2008 to 0.0104 at June 30, 2009. There has been no material change in our foreign exchange rate risk during the quarter ended June 30, 2009.

Equity Market Price

At June 30, 2009, the market value and cost of equity securities in our investment portfolio were $216.1 million and $261.8 million, respectively. Included in the market value and cost of these equity securities is $40.5 million and $44.2 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $21.6 million as of June 30, 2009. There has been no material change in our equity market price risk during the quarter ended June 30, 2009.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2009 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As previously disclosed, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the court ordered that the cases be consolidated into In re Radian Securities Litigation. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. On April 22, 2009, plaintiffs filed a motion seeking an extension of time within which to move to amend their complaint, which was granted by the court on May 11, 2009. Plaintiffs filed their amended class action complaint on July 10, 2009. As was the case with the initial complaint, we do not believe that the allegations in the amended complaint have any merit, and we intend to defend against this action vigorously.

As previously disclosed, in April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case. On July 16, 2009, the court granted our motion to dismiss, dismissing the complaint without prejudice.

As previously disclosed, on June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company, Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009, at which time the defendants filed motions to dismiss the action.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. Also in July 2009, we reached a confidential settlement in principle with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. We anticipate the settlement will be finalized in August 2009, resolving the declaratory judgment action as it pertains to Ambac and permitting the arbitration commenced by Ambac to be dismissed with prejudice.

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

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our employees provide voluntary testimony in this matter. We believe that the investigation generally relates to the previously proposed merger with MGIC and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

Item 1A.	Risk Factors.

Insurance rescissions and claim denials may not continue at the levels we have recently experienced.

We have experienced a significant increase in rescissions and denials due to fraud, misrepresentation or other violations of our insurance policies. These rescissions and denials have mitigated materially our paid losses and resulted in a significant reduction in our reserve for losses. Although we expect these rescissions and denials to continue in light of our significant default inventory, we can provide no assurance that rescissions and denials will continue at the increased levels we have recently experienced or will continue to materially mitigate paid losses. In addition, the insured may dispute our right to rescind coverage or deny a claim, which dispute may be made several years after such rescission or denial and could result in arbitration or judicial proceedings. We may be unsuccessful in such proceedings, which may be costly and time consuming.

The determination of our reserve for losses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. If the actual number of rescissions and denials is much lower than our estimate, our losses may be materially affected, which could have a material adverse effect on our financial condition and results of operations. For additional information regarding the determination of a reserve for losses, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” of this Quarterly Report on Form 10-Q.

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

The GSEs, rating agencies and state insurance regulators impose various capital requirements on our subsidiaries. These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements that limit the amount of insurance that our subsidiaries may write. Fourteen states currently impose a statutory or regulatory requirement limiting a mortgage insurer’s risk-to-capital ratio to 25:1. As a result of net losses during 2007 and 2008, Radian Guaranty’s risk-to-capital ratio grew from 8.1:1 at December 31, 2006 to 15.9:1 at June 30, 2009, even after including the contribution of our financial guaranty business to our mortgage insurance business during the third quarter of 2008. This contribution added approximately $934.6 million in statutory capital to our mortgage insurance business.

Based on current and expected future trends, we believe that we will continue to incur and pay material losses in our mortgage insurance business. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home price fluctuations and unemployment rates, all of which are difficult to predict. In the absence of additional new capital or capital relief through reinsurance or otherwise, Radian Guaranty’s risk-to-capital ratio is expected to continue to increase during 2009 and could reach 25:1 before the end of the year.

We are actively managing Radian Guaranty’s risk-to-capital ratio by selectively writing new business and continuing to enhance our loss management efforts to ensure that we are only paying valid claims. In addition, our industry is seeking regulatory changes or relief in those states that impose a 25:1 risk-to-capital requirement, although it is uncertain whether or when this may be successful. We are also exploring other alternatives to address our mortgage insurance capital needs, including potentially (1) raising additional capital through the issuance of equity or debt in a private or public offering, participating in governmental programs such as the Troubled Asset Relief Program or by selling our interest in Sherman or other owned entities, and (2) reinsuring our existing or future books of mortgage insurance business. We cannot provide any assurance as to whether we will be successful in implementing any of these potential alternatives, many of which require regulatory and other approvals, or whether the capital or capital relief obtained through such alternatives will be sufficient. Any future equity offerings could be significantly dilutive to our existing stockholders, could result in a decrease in the price of our common stock, or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock.

We are also in the preliminary stages of reviewing our ability to implement a “old book/new book” structure in which we would plan to write new first-lien mortgage insurance business through our wholly-owned subsidiary, Amerin Guaranty. Amerin Guaranty currently maintains an insured portfolio of second-lien mortgages, which would need to be commuted or otherwise eliminated before Amerin Guaranty could write first-lien mortgage insurance. We cannot assure you that we will be successful in commuting Amerin Guaranty’s existing risk or that we will succeed in obtaining the necessary regulatory or other approvals (including from the GSEs) to write new first-lien insurance business through Amerin Guaranty.

If we are unsuccessful in obtaining new capital or capital relief for Radian Guaranty, Radian Guaranty’s risk-to-capital ratio could increase to the point where state insurance regulators may limit the amount of new insurance business that Radian Guaranty may write or prohibit Radian Guaranty from writing new insurance altogether in their respective states. In addition, the GSEs and our other customers may decide not to conduct new business with Radian Guaranty (or reduce current business levels) while its risk-to-capital ratio remained at elevated levels. This ultimately could result in a loss of Radian Guaranty’s eligibility with the GSEs. The franchise value of our mortgage insurance business would be significantly diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it could write. Any restriction on Radian Guaranty’s ability to continue to write new insurance would likely harm our ability to attract new capital.

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

Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. We are currently in close communication with certain insurance regulatory authorities, including the Pennsylvania Insurance Department with respect to Radian Guaranty and Radian Insurance and the Illinois Department of Insurance and other regulators regarding Amerin Guaranty. Amerin Guaranty is currently running-off its remaining insured portfolio of second-lien mortgages and is currently prohibited from writing new insurance business in five states without additional capital. Additionally, the Hong Kong Insurance Authority has directed Radian Insurance to continue to maintain sufficient assets in Hong Kong to cover its potential liabilities on insured loans in Hong Kong. In light of current market conditions and ongoing losses in our insurance subsidiaries, insurance departments in the jurisdictions noted above or in other jurisdictions could impose restrictions or requirements that could have a material adverse impact on our businesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us during the quarter ended June 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/01/2009 to 4/30/2009	—	$—	—	1,101,355
5/01/2009 to 5/31/2009	—	—	—	1,101,355
6/01/2009 to 6/30/2009	—	—	—	1,101,355

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. The board did not set an expiration date for this program, and we have no present plans to purchase shares under this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in (1) above.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 13, 2009, we held our Annual Meeting of Stockholders. At the meeting, the following proposals were submitted to a vote of our stockholders, with the voting results indicated below:

1)	Election of ten directors for a term of one year each, to serve until their successors have been duly elected and have qualified or until their earlier removal and resignation:

	For	Against	Abstain
Herbert Wender	63,546,555	2,933,523	578,169
David C. Carney	63,568,329	2,673,501	749,208
Howard B. Culang	63,311,772	2,939,655	721,921
Stephen T. Hopkins	62,694,883	3,272,253	742,190
Sanford A. Ibrahim	63,366,617	2,921,769	710,409
James W. Jennings	63,724,798	2,585,686	688,312
Ronald W. Moore	63,605,424	2,643,197	676,782
Jan Nicholson	63,638,517	2,588,932	697,955
Robert W. Richards	63,754,990	2,656,399	688,101
Anthony W. Schweiger	63,422,447	2,901,817	674,530

2)	Approval of the Radian Group Inc. 2008 Employee Stock Purchase Plan.

For	Against	Abstain
42,621,492	1,035,902	123,797

3)	Approval of the amendment of the Radian Group Inc. 2008 Equity Compensation Plan.

For	Against	Abstain
38,677,069	4,975,848	128,274

4)	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009.

For	Against	Abstain
65,902,700	438,715	657,379

Item 5.	Other Information.

On August 6, 2009, we repaid in full the $100.0 million of outstanding principal plus accrued interest under the Credit Agreement dated as of December 13, 2006, as amended, by and among Radian Group, KeyBank National Association as administrative agent and collateral agent, and the lenders party thereto which had a maturity date of February 2011, and terminated the credit facility in accordance with its terms. We did not incur any early termination or prepayment penalties in connection with such termination.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
+10.1	Radian Group Inc. Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-160266) filed on June 26, 2009).

*+10.2	Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan.

*+10.3	Form of 2009 Stock Appreciation Right Agreement under the 2008 Equity Compensation Plan.

*+10.4	Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan.

*+10.5	Amendment to Form of 2008 Phantom Stock Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan.

+10.6	Form Addendum to Severance Agreements between the Registrant and Lawrence C. DelGatto (dated April 8, 2009) and H. Scott Theobald (dated April 1, 2009) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2009).

*+10.7	Radian Group Inc. Amended and Restated 2008 Executive Long-Term Incentive Cash Plan.

*+10.8	Form of 2009 Executive Long-Term Incentive Cash Plan Award.

*11	Statement re: Computation of Per Share Earnings.

*31	Rule 13a – 14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: August 10, 2009	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
+10.1	Radian Group Inc. Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-160266) filed on June 26, 2009).

*+10.2	Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan.

*+10.3	Form of 2009 Stock Appreciation Right Agreement under the 2008 Equity Compensation Plan.

*+10.4	Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan.

*+10.5	Amendment to Form of 2008 Phantom Stock Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan.

+10.6	Form Addendum to Severance Agreements between the Registrant and Lawrence C. DelGatto (dated April 8, 2009) and H. Scott Theobald (dated April 1, 2009) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2009).

*+10.7	Radian Group Inc. Amended and Restated 2008 Executive Long-Term Incentive Cash Plan.

*+10.8	Form of 2009 Executive Long-Term Incentive Cash Plan Award.

*11	Statement re: Computation of Per Share Earnings.

*31	Rule 13a – 14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.