Form 10-Q
period 2009-09-30
RADIAN GROUP INC
filed 2009-11-09
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,775,605 shares of common stock, $0.001 par value per share, outstanding on November 2, 2009.

Radian Group Inc.

Forward-Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding our future performance and financial condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

changes in general financial and political conditions, such as the failure of the U.S. economy to recover robustly from the current recession or the U.S. economy reentering a recessionary period following a brief period of stabilization or even growth, a further reduction in the liquidity in the capital markets and further contraction of credit markets, a prolonged period of high unemployment rates and limited home price appreciation or further depreciation, changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	catastrophic events or further economic changes in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•

our ability to successfully execute upon our capital plan for our mortgage insurance business (which depends, in part, on the performance of our financial guaranty portfolio), and if necessary, to obtain additional capital to support new business writings in our mortgage insurance business and the long-term liquidity needs of our holding company (including significant payment obligations in 2010 and 2011);

•

a further decrease in the volume of home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and the ongoing deterioration in housing markets throughout the U.S.;

•

our ability to maintain adequate risk-to-capital ratios and surplus requirements in our mortgage insurance business in light of ongoing losses in this business and continued deterioration in our financial guaranty portfolio which, in the absence of new capital, may depend on our ability to execute strategies for which regulatory and other approvals are required and may not be obtained;

•	our ability to continue to effectively mitigate our mortgage insurance losses, which have positively impacted our provisions for losses;

•	the negative impact our increased levels of insurance rescissions and claim denials may have on our relationships with customers;

•	the concentration of our mortgage insurance business among a relatively small number of large customers;

•	disruption in the servicing of mortgages covered by our insurance policies;

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

•	reduced opportunities for loss mitigation in markets where housing values do not appreciate or continue to decline;

•	changes in persistency rates of our mortgage insurance policies;

•	an increase in the risk profile of our existing mortgage insurance portfolio due to mortgage refinancing in the current housing market;

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

•

the application of existing federal or state consumer, lending, insurance, tax, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the outcome of existing investigations or the possibility of private lawsuits or other formal investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are violative of the Real Estate Settlement Procedures Act and/or similar state regulations, (ii) legislative and regulatory changes affecting demand for private mortgage insurance, or (iii) legislation or regulatory changes limiting or restricting our use of (or requirements for) additional capital, the products we may offer, the form in which we may execute the credit protection we provide or the aggregate notional amount of any product we may offer for any one transaction or in the aggregate;

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

•	volatility in our earnings caused by changes in the fair value of our derivative instruments and our need to reevaluate the premium deficiency in our mortgage insurance business on a quarterly basis;

•	changes in accounting guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board;

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries; and

•

our investment in, and other arrangements with, Sherman Financial Group LLC, which could be negatively affected in the current credit environment if Sherman is unable to maintain sufficient sources of funding for its business activities or remain in compliance with its credit facilities.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part II in this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	September 30 2009	December 31 2008
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $23,352 and $37,486)	$22,253	$36,628
Fixed maturities available for sale—at fair value (amortized cost $2,077,301 and $3,899,487)	2,041,590	3,647,269
Trading securities—at fair value (amortized cost $2,548,808 and $670,835)	2,631,957	654,699
Equity securities available for sale—at fair value (cost $182,051 and $212,620)	168,645	165,099
Hybrid securities—at fair value (amortized cost $474,036 and $499,929)	487,304	426,640
Short-term investments	1,047,352	1,029,285
Other invested assets (cost $23,256 and $21,388)	23,256	21,933

Total investments	6,422,357	5,981,553
Cash	44,170	79,048
Investment in affiliates	112,034	99,712
Deferred policy acquisition costs	158,813	160,526
Prepaid federal income taxes	—	248,828
Accrued investment income	53,959	61,722
Accounts and notes receivable (less allowance of $72,526 and $61,168)	163,944	90,158
Property and equipment, at cost (less accumulated depreciation of $88,872 and $84,911)	16,685	18,178
Derivative assets	153,136	179,515
Deferred income taxes, net	351,575	446,102
Reinsurance recoverables	597,067	492,359
Other assets	290,672	258,418

Total assets	$8,364,412	$8,116,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$872,375	$916,724
Reserve for losses and loss adjustment expenses (“LAE”)	3,512,999	3,224,542
Reserve for premium deficiency	9,291	86,861
Long-term debt and other borrowings	698,703	857,802
Variable interest entity debt—at fair value	328,986	160,035
Derivative liabilities	394,386	519,260
Accounts payable and accrued expenses	406,802	320,185

Total liabilities	6,223,542	6,085,409

Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized, 99,824,267 and 98,223,210 shares issued at September 30, 2009 and December 31, 2008, respectively; 82,611,280 and 81,034,883 shares outstanding at September 30, 2009 and December 31, 2008, respectively	100	98
Treasury stock, at cost: 17,212,987 and 17,188,327 shares at September 30, 2009 and December 31, 2008, respectively	(889,212)	(888,057)
Additional paid-in capital	1,366,715	1,350,704
Retained earnings	1,694,219	1,766,946
Accumulated other comprehensive loss, net	(30,952)	(198,981)

Total stockholders’ equity	2,140,870	2,030,710

Total liabilities and stockholders’ equity	$8,364,412	$8,116,119

See accompanying notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Premiums written—insurance:
Direct	$201,571	$232,656	$593,794	$743,922
Assumed	(206,560)	8,507	(203,362)	45,820
Ceded	(33,071)	(38,712)	(109,835)	(120,340)

Net premiums written	(38,060)	202,451	280,597	669,402
Decrease in unearned premiums	247,547	47,267	333,734	71,374

Net premiums earned—insurance	209,487	249,718	614,331	740,776
Net investment income	54,032	65,215	163,566	196,322
Change in fair value of derivative instruments	(30,857)	164,757	(42,955)	928,792
Net gains (losses) on other financial instruments	96,508	(48,602)	175,962	(74,642)
Total other-than-temporary impairment losses	(3)	(15,135)	(873)	(52,230)
Losses recognized in other comprehensive income (loss)	—	—	—	—

Net impairment losses recognized in earnings	(3)	(15,135)	(873)	(52,230)
Other income	2,467	2,756	10,487	9,591

Total revenues	331,634	418,709	920,518	1,748,609

Expenses:
Provision for losses	404,904	544,915	864,408	1,586,505
Provision for premium deficiency	(31,569)	(252,170)	(77,569)	135,727
Policy acquisition costs	14,193	20,770	54,114	120,628
Other operating expenses	54,034	80,781	161,271	199,771
Interest expense	11,296	13,852	35,890	40,177

Total expenses	452,858	408,148	1,038,114	2,082,808

Equity in net income of affiliates	7,946	15,798	23,608	44,028

Pretax (loss) income	(113,278)	26,359	(93,988)	(290,171)
Income tax (benefit) provision	(42,828)	(10,340)	(37,976)	(129,984)

Net (loss) income	$(70,450)	$36,699	$(56,012)	$(160,187)

Basic net (loss) income per share	$(0.86)	$0.46	$(0.69)	$(2.01)

Diluted net (loss) income per share	$(0.86)	$0.46	$(0.69)	$(2.01)

Weighted-average number of common shares outstanding—basic	81,749	79,960	81,761	79,603

Weighted-average number of common and common equivalent shares outstanding—diluted	81,749	80,471	81,761	79,603

Dividends per share	$0.0025	$0.0025	$0.0075	$0.0425

See accompanying notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE, JANUARY 1, 2008	$98	$(889,478)	$1,331,790	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736
Comprehensive loss:
Net loss	—	—	—	(160,187)	—	—	—	(160,187)
Unrealized foreign currency translation adjustment, net of tax of $29	—	—	—	—	(54)	—	—	(54)
Unrealized holding losses arising during period, net of tax benefit of $132,949	—	—	—	—	—	(246,905)	—	—
Less: Reclassification adjustment for net losses included in net loss, net of tax benefit of $13,758	—	—	—	—	—	25,551	—	—

Net unrealized loss on investments, net of tax benefit of $119,191	—	—	—	—	—	(221,354)	—	(221,354)

Comprehensive loss	—	—	—	—	—	—	—	(381,595)
Sherman equity adjustment	—	—	—	—	—	—	(16,761)	(16,761)
Pension curtailment	—	—	—	—	—	—	1,884	1,884
Repurchases of common stock under incentive plans	—	5,682	(5,992)	—	—	—	—	(310)
Issuance of restricted stock	—	—	476	—	—	—	—	476
Amortization of restricted stock	—	—	6,297	—	—	—	—	6,297
Stock-based compensation expense	—	—	5,061	—	—	—	—	5,061
Dividends declared	—	—	—	(3,462)	—	—	—	(3,462)

BALANCE, SEPTEMBER 30, 2008	$98	$(883,796)	$1,337,632	$2,017,542	$12,088	$(134,735)	$(16,503)	$2,332,326

BALANCE prior to implementation effects JANUARY 1, 2009	$98	$(888,057)	$1,350,704	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710
Cumulative effect of adoption of Accounting for Financial Guarantee Contracts (see Note 1)	—	—	—	(37,587)	—	—	—	(37,587)

BALANCE, JANUARY 1, 2009, as adjusted	$98	$(888,057)	$1,350,704	$1,729,359	$13,966	$(196,480)	$(16,467)	$1,993,123
Cumulative effect of adoption of Recognition and Presentation of Other-Than-Temporary Impairments (see Note 1)	—	—	—	21,490	—	(21,490)	—	—
Comprehensive income:
Net loss	—	—	—	(56,012)	—	—	—	(56,012)
Unrealized foreign currency translation adjustment, net of tax of $3,067	—	—	—	—	5,695	—	—	5,695
Unrealized holding gains arising during the period, net of tax of $116,772	—	—	—	—	—	216,864	—	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $17,798	—	—	—	—	—	(33,054)	—	—

Net unrealized gain on investments, net of tax of $98,974	—	—	—	—	—	183,810	—	183,810

Comprehensive income	—	—	—	—	—	—	—	133,493
Repurchases of common stock under incentive plans	—	(1,155)	1,155	—	—	—	—	—
Issuance of stock under benefit plans	2	—	2,856	—	—	—	—	2,858
Amortization of restricted stock	—	—	3,884	—	—	—	—	3,884
Stock-based compensation expense	—	—	8,116	—	—	—	—	8,116
Dividends declared	—	—	—	(618)	—	—	—	(618)
Pension net actuarial loss	—	—	—	—	—	—	14	14

BALANCE, SEPTEMBER 30, 2009	$100	$(889,212)	$1,366,715	$1,694,219	$19,661	$(34,160)	$(16,453)	$2,140,870

See accompanying notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(In thousands)	2009	2008
Cash flows used in operating activities	$(1,737,902)	$(123,957)

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	1,965,290	547,718
Proceeds from sales of equity securities available for sale	33,373	93,896
Proceeds from sales of hybrid securities	178,672	264,690
Proceeds from redemptions of fixed-maturity investments available for sale	178,522	150,161
Proceeds from redemptions of fixed-maturity investments held to maturity	15,020	17,953
Proceeds from redemptions of hybrid securities	33,686	29,347
Purchases of fixed-maturity investments available for sale	(309,632)	(519,936)
Purchases of equity securities available for sale	(2,908)	(114,933)
Purchases of hybrid securities	(209,112)	(318,151)
Purchases of short-term investments, net	(17,370)	(73,854)
Purchases of other invested assets, net	(1,293)	(1,921)
Purchases of property and equipment, net	(3,274)	(3,991)

Net cash provided by investing activities	1,860,974	70,979

Cash flows from financing activities:
Dividends paid	(618)	(3,462)
Paydown of other borrowings	(100,000)	(50,000)
Redemption of long-term debt	(57,669)	—
Proceeds from termination of interest rate swap	—	12,800

Net cash used in financing activities	(158,287)	(40,662)

Effect of exchange rate changes on cash	337	(185)
Decrease in cash	(34,878)	(93,825)
Cash, beginning of period	79,048	200,787

Cash, end of period	$44,170	$106,962

Supplemental disclosures of cash flow information:
Income taxes received	$(338,305)	$(508,756)

Interest paid	$34,975	$38,368

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$11,525	$10,914

See accompanying notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries. We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us,” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as “Radian Group.”

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

Basic net income per share is based on the weighted-average number of common shares outstanding, while diluted net income per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. As a result of our net loss for the three and nine months ended September 30, 2009, 4,752,900 shares of our common stock equivalents issued under our stock-based compensations plans were not included in the calculation of diluted net loss per share because they were anti-dilutive. For the three months ended September 30, 2008, 4,082,849 shares of our common stock equivalents were not included in the calculation of diluted earnings per share because they were anti-dilutive. As a result of our net loss for the nine months ended September 30, 2008, 5,235,491 shares of our common stock equivalents were not included in the calculation of diluted net loss per share because they were anti-dilutive.

Effective January 1, 2009, we adopted the accounting standard regarding share-based payment transactions. This standard requires companies to consider unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities in the calculation of basic and diluted earnings per share. Our restricted stock awards meet the definition of participating securities. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted the accounting standard regarding disclosures about derivative instruments and hedging activities. This standard requires increased qualitative, quantitative and credit-risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity; (b) how the entity is accounting for its derivative instruments and hedged items; and (c) how the instruments affect the entity’s financial position, financial performance and cash flows. This standard also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures. See Notes 3, 4 and 5 for further information.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Effective January 1, 2009, we adopted the accounting standard regarding accounting for financial guarantee insurance contracts for all non-derivative financial guaranty insurance policies. This standard clarifies the accounting for financial guarantee insurance contracts, including the method of recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of this newly adopted standard is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of the previous accounting standard regarding accounting and reporting by insurance enterprises. As a result of the implementation of this standard, we recognized the cumulative effect of adoption as a reduction in retained earnings of $37.6 million, after tax, effective January 1, 2009. See Note 10, “Financial Guaranty Insurance Contracts” for further information.

Effective April 1, 2009, we adopted the accounting standard regarding interim disclosures about fair value of financial instruments. This standard requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This standard also amends previous standards to require that fair value disclosures be included in summarized financial information at interim reporting periods. See Note 4, “Fair Value of Financial Instruments” for further information.

Effective April 1, 2009, we adopted the accounting standard regarding recognition and presentation of other-than-temporary impairments. This standard improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of this standard resulted in a $21.5 million increase in retained earnings and a corresponding decrease in accumulated other comprehensive loss, net upon adoption. See Note 6, “Investments” for further information.

Effective April 1, 2009, we adopted the accounting standard regarding determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not “orderly” for purposes of this accounting standard. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Effective June 30, 2009, we adopted the accounting standard regarding subsequent events. This standard establishes principles and requirements for disclosure in financial statements of subsequent events. In particular, it sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative United States (“U.S.”) accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification changes the method of referring to financial standards, eliminating the numbering system previously prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, the adoption did not have any impact on our consolidated financial position or results of operations.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2. Segment Reporting

We have three reportable segments: Mortgage Insurance, Financial Guaranty and Financial Services. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the periods indicated, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Mortgage Insurance (In thousands)	2009	2008	2009	2008
Net premiums written—insurance	$149,000	$188,583	$465,878	$598,864

Net premiums earned—insurance	$186,859	$196,207	$534,789	$605,568
Net investment income	33,822	38,017	97,465	115,803
Change in fair value of derivative instruments	6,678	8,606	(28,455)	105,548
Net gains (losses) on other financial instruments	38,583	(36,579)	64,250	(47,983)
Net impairment losses recognized in earnings	(3)	(3,346)	(850)	(18,231)
Other income	2,299	2,561	9,865	9,051

Total revenues	268,238	205,466	677,064	769,756

Provision for losses	376,488	519,257	840,974	1,539,561
Provision for premium deficiency	(31,569)	(252,170)	(77,569)	135,727
Policy acquisition costs	8,672	5,327	22,332	82,473
Other operating expenses	39,440	43,771	110,724	126,644
Interest expense	3,739	6,718	12,052	21,140

Total expenses	396,770	322,903	908,513	1,905,545

Equity in net income of affiliates	—	—	—	—

Pretax loss	(128,532)	(117,437)	(231,449)	(1,135,789)
Income tax benefit	(45,912)	(70,473)	(73,048)	(428,186)

Net loss	$(82,620)	$(46,964)	$(158,401)	$(707,603)

Cash and investments	$4,093,265	$3,899,815
Deferred policy acquisition costs	30,528	17,997
Total assets	5,231,755	4,928,234
Unearned premiums	266,122	351,200
Reserve for losses and LAE	3,387,740	2,496,412
Derivative liabilities	17,018	220,363

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Guaranty (In thousands)	2009	2008	2009	2008
Net premiums written—insurance	$(187,060)	$13,868	$(185,281)	$70,538

Net premiums earned—insurance	$22,628	$53,511	$79,542	$135,208
Net investment income	20,209	27,198	66,098	80,505
Change in fair value of derivative instruments	(37,535)	156,151	(14,500)	823,244
Net gains (losses) on other financial instruments	57,925	(12,106)	111,712	(26,779)
Net impairment losses recognized in earnings	—	(11,789)	(23)	(33,999)
Other income	97	58	316	237

Total revenues	63,324	213,023	243,145	978,416

Provision for losses	28,416	25,658	23,434	46,944
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	5,521	15,443	31,782	38,155
Other operating expenses	18,877	36,885	54,619	72,642
Interest expense	7,557	7,134	23,838	18,788

Total expenses	60,371	85,120	133,673	176,529

Equity in net income of affiliates	—	—	—	—

Pretax income	2,953	127,903	109,472	801,887
Income tax (benefit) provision	(1,245)	53,550	25,004	279,537

Net income	$4,198	$74,353	$84,468	$522,350

Cash and investments	$2,373,262	$2,430,399
Deferred policy acquisition costs	128,285	160,584
Total assets	3,015,532	2,934,032
Unearned premiums	606,253	649,525
Reserve for losses and LAE	125,259	183,969
Derivative liabilities	377,368	122,933

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Services (In thousands)	2009	2008	2009	2008
Net premiums written—insurance	$—	$—	$—	$—

Net premiums earned—insurance	$—	$—	$—	$—
Net investment income	1	—	3	14
Change in fair value of derivative instruments	—	—	—	—
Net gains on other financial instruments	—	83	—	120
Net impairment losses recognized in earnings	—	—	—	—
Other income	71	137	306	303

Total revenues	72	220	309	437

Provision for losses	—	—	—	—
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	(4,283)	125	(4,072)	485
Interest expense	—	—	—	249

Total expenses	(4,283)	125	(4,072)	734

Equity in net income of affiliates	7,946	15,798	23,608	44,028

Pretax income	12,301	15,893	27,989	43,731
Income tax provision	4,329	6,583	10,068	18,665

Net income	$7,972	$9,310	$17,921	$25,066

Cash and investments	$—	$—
Deferred policy acquisition costs	—	—
Total assets	117,125	183,970
Unearned premiums	—	—
Reserve for losses and LAE	—	—
Derivative liabilities	—	—

A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Consolidated (In thousands)	2009	2008	2009	2008
Net (loss) income:
Mortgage Insurance	$(82,620)	$(46,964)	$(158,401)	$(707,603)
Financial Guaranty	4,198	74,353	84,468	522,350
Financial Services	7,972	9,310	17,921	25,066

Total	$(70,450)	$36,699	$(56,012)	$(160,187)

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

Balance Sheets (In millions)	September 30 2009	December 31 2008
Derivative assets:
Financial Guaranty credit derivative assets	$20.8	$22.8
Net interest margin securities (“NIMS”) assets (1)	11.2	5.8
Put options on Money Market committed preferred custodial trust securities (“CPS”)	121.1	150.0
Mortgage Insurance domestic and international credit default swaps (“CDS”) assets	—	0.9

Total derivative assets	153.1	179.5

Derivative liabilities:
Financial Guaranty credit derivative liabilities	377.4	357.4
NIMS liabilities (1)	—	84.3
Mortgage Insurance domestic and international CDS liabilities	17.0	77.6

Total derivative liabilities	394.4	519.3

Derivative liabilities, net	$241.3	$339.8

(1)	All NIMS trusts required consolidation at September 30, 2009, and are reported as variable interest entity (“VIE”) debt and derivative assets. The fair value of the VIE debt was $329.0 million and $160.0 million at September 30, 2009 and December 31, 2008, respectively.

Amounts set forth in the table above represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. The notional value of our derivative contracts at September 30, 2009 and December 31, 2008 was $49.9 billion and $51.8 billion, respectively.

The components of the (loss) gain included in change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Operations (In millions)	2009	2008	2009	2008
Net premiums earned—derivatives	$13.4	$18.7	$42.6	$64.8
Financial Guaranty credit derivative liabilities	(20.9)	156.9	(22.9)	724.7
NIMS	0.7	(35.9)	(8.8)	119.1
Mortgage Insurance domestic and international CDS	6.5	40.7	(15.0)	(30.5)
Put options on CPS	(29.8)	(14.4)	(31.6)	57.6
Other	(0.8)	(1.2)	(7.3)	(6.9)

Change in fair value of derivative instruments	$(30.9)	$164.8	$(43.0)	$928.8

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The valuation of derivative instruments results in volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in the fair value of derivative instruments. Beginning in the first quarter of 2008, as required by the provisions of the accounting standard regarding fair value measurements, we also incorporated our own non-performance risk into our fair valuation methodology. Our fair value estimates may result in significant volatility in our financial position or results of operations for future periods.

The following table shows selected information about our derivative contracts:

Product	September 30, 2009
	Number of Contracts		Par/Notional Exposure		Total Net Asset/ (Liability)
	(In millions)
Put options on CPS	3		$150.0		$121.1
NIMS related (1)	—	(2)	—	(2)	11.2
Corporate collateralized debt obligations (“CDOs”)	100		37,287.7		(68.3)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	21		2,312.8		(118.0)
CDO of commercial mortgage-backed securities (“CMBS”)	4		1,831.0		(24.6)
CDO of asset-backed securities (“ABS”)	2		618.3		(122.5)
Other:
Structured finance	13		1,239.3		(8.5)
Public finance	28		1,666.5		(0.3)

Total Other	41		2,905.8		(8.8)

Total Non-Corporate CDOs and other derivative transactions	68		7,667.9		(273.9)
Assumed financial guaranty credit derivatives:
Structured finance	305		1,378.0		(9.9)
Public finance	16		314.0		(4.5)

Total Assumed	321		1,692.0		(14.4)
Mortgage Insurance international CDS	2		3,131.6		(17.0)

Grand Total	494		$49,929.2		$(241.3)

(1)	This represents NIMS derivative assets.
(2)	NIMS related derivative assets represent assets associated with the consolidation of NIMS and does not represent additional exposure, as would be the case in a financial guaranty contract.

4. Fair Value of Financial Instruments

We adopted the accounting standard regarding fair value measurements effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. This accounting standard (i) defines fair value, (ii) establishes a framework for measuring fair value and (iii) expands disclosure requirements about fair value measurements. This standard is effective for all financial statements issued for fiscal years beginning after

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with the related accounting standard regarding the implementation effective date, we elected to defer the effective date for non-financial assets and non-financial liabilities until January 1, 2009.

We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. This accounting standard requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the values received or paid may be materially different than those determined in accordance with this standard.

In accordance with this standard, when determining the fair value of our liabilities we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. As our credit default swap spread tightens or widens, the fair value of our liabilities increase or decrease.

As required by this standard, we established a fair value hierarchy by prioritizing the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). The three levels of the fair value hierarchy under this standard are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2009, our total Level III assets were approximately 3.2% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market and market-like observations for normalized market conditions. Evaluation models are used which incorporate bond structure, yield curve, credit spreads, and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

Money market instruments—The fair value of money market instruments is based on daily prices which are published and available to all potential investors and market participants. As such, these securities are categorized in Level I of the fair value hierarchy.

Corporate bonds and notes—The fair value of corporate bonds and notes is estimated using recent transaction activity, including market and market-like observations for normalized market conditions. Spread models are used to incorporate issue and structure characteristics where applicable. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

Residential mortgage-backed securities (“RMBS”)—The fair value of RMBS is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

CMBS—The fair value of CMBS is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

Other ABS—The fair value of other ABS is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

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

Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy as observable market data are readily available. A small number of our equity securities, however, are categorized in Level III of the fair value hierarchy due to a lack of market-based transaction data or the use of model-based evaluations.

Other investments—These securities are categorized in Level II or Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Beginning in 2008, in accordance with the accounting standard regarding fair value measurements, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our derivative liabilities. Our five-year credit default spread tightened by approximately 1,143 basis points from 2,466 basis points at December 31, 2008 to 1,323 basis points at September 30, 2009, compared to a widening of the spread by 1,684 basis points during the first nine months of 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS

The fair value of our put options on CPS is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to our current long-term CDS spread curve as well as market observations of similar

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

securities issued, if available. The annual spread differential is calculated as the difference between the current market rate and the contractual rate, and is discounted at our current CDS spread, adjusted for a market-implied recovery rate. At September 30, 2009, given the current market environment and the market’s view of our credit risk, we recorded a $28.9 million reduction in the fair value of these securities to $121.1 million. The put options on CPS are categorized in Level III of the fair value hierarchy. See Note 17, “Subsequent Events” for further information regarding the possible actions with respect to the CPS.

NIMS Credit Derivatives and NIMS Derivative Assets

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with the accounting standard regarding consolidation of variable interest entities. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS derivative assets by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Changes in our expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $416.0 million as of September 30, 2009, which is our best estimate of settlement value and represents 99% of our total risk in force of $418.2 million. The fair value of our total net liabilities related to NIMS as of September 30, 2009 was $317.8 million, of which $11.2 million relates to derivative assets and $329.0 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our credit default swap spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

Corporate CDOs

The fair value of each of our corporate CDO transactions is estimated based on the difference between (1) the present value of the expected future contractual premiums we charge and (2) the fair premium amount that we estimate that another financial guarantor would require to assume the rights and obligations under our contracts. The fair value estimates reflect the fair value of the asset or liability, which is consistent with the “in-exchange” approach, in which fair value is determined based on the price that would be received or paid in a current transaction as defined by the accounting standard regarding fair value measurements. These credit derivatives are categorized in Level III of the fair value hierarchy.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 85% of our corporate CDO transactions (as of September 30, 2009) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our credit default swap spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of RMBS CDOs, CMBS CDOs, TruPs CDOs and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of asset-backed securities (such as auto loan and credit card securities), and (iii) project finance transactions. The fair value of our non-corporate CDO and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card and auto loan transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

TruPs CDOs—Our TruPs transactions are credit default swaps on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks and insurance companies, as well as real estate investment trusts and other financial institutions (“TruPs CDOs”), whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. Beginning in the third quarter of 2009, fair value for these transactions is determined using a discounted cash flow valuation, as a result of significant credit deterioration during this reporting period, such that the market spreads utilized in prior periods

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

are no longer a relevant key assumption in determining fair value of these transactions. We utilize a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation. The expected cash flows to the TruPs transaction are then present valued using a discount rate derived from the observed market pricing for a TruPs deal with similar characteristics. The insured cash flows are present valued using a discount rate that is equal to our credit default swap rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default remains outstanding as of the credit default swap termination date (the “Conditional Liquidity Claim”). For these transactions, an additional adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a default at the time of maturity. The discounted cash flow valuation is performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a Conditional Liquidity Claim and one in which the claim is not made.

Prior to the third quarter of 2009, we used internally-generated models to calculate the fair premium amount for a typical market participant based on the following inputs: our contractual premium rate (which was estimated to be equal to the typical fair premium rate as of the contract date), the estimated change in the spread of the underlying referenced obligations, the remaining term of the TruPs CDOs and the deterioration (if any) of the subordination.

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

For each of the non-corporate CDO and other derivative transactions discussed above, with the exception of the CDO of ABS transaction and the TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDO of ABS is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our own determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of September 30, 2009 is based on the most recent available financial information. The valuation methodology as described above continues to be relevant to the amount recorded. This lag in reporting is consistent from period to period. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and collateralized loan obligation (“CLO”) contracts is estimated with reference to the London Interbank Offered Rate (“LIBOR”) spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. In addition, these fair value estimates incorporate an adjustment for our non-performance risk that is based on our credit default swap spread. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. Despite significant volatility in relevant credit spreads during each of the four quarters ended September 30, 2009, in each of these quarters the change in fair value of our assumed financial guaranty credit derivatives represented 4% or less of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

In the second quarter of 2009, we paid an aggregate of $63.9 million to terminate all of our five domestic CDS transactions. The settlement payments were approximately equal to the fair value of these terminated transactions. As a result, we no longer have any exposure to domestic CDS. Prior to their termination, the mortgage insurance domestic CDS were categorized in Level III of the fair value hierarchy.

In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective deal, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. Despite significant volatility in credit spreads during each of the four quarters ended September 30, 2009, in each of these quarters, the change in fair value of our mortgage insurance international CDS represented less than 2% of our net gains or losses on all credit

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy. For each of the mortgage insurance international CDS transactions, we make an adjustment to the fair value amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs.

VIE Debt-NIMS

NIMS VIE debt represents the consolidated NIMS trust obligations that we were required to consolidate as of September 30, 2009 and December 31, 2008. We elected to record at fair value the consolidated NIMS VIE debt. The VIE debt recorded represents our obligation to pay the NIMS guaranteed cash flows expected to be paid to the NIMS bondholders. At September 30, 2009, all NIMS trust obligations that we have guaranteed have been consolidated. The face value of our consolidated VIE debt was $443.1 million and includes $24.9 million that has been issued by the consolidated trusts which is not guaranteed by us.

The following is a list of assets and liabilities that are measured at fair value by hierarchy level as of September 30, 2009:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
Investment Portfolio:
U.S. government and agency securities	$—	$628.5	$—	$628.5	$—	$628.5
State and municipal obligations	—	1,490.9	21.3	1,512.2	—	1,512.2
Money market instruments	1,030.6	—	—	1,030.6	—	1,030.6
Corporate bonds and notes	—	1,128.7	6.0	1,134.7	—	1,134.7
RMBS	—	1,069.0	15.3	1,084.3	—	1,084.3
CMBS	—	49.7	—	49.7	—	49.7
Other ABS	—	83.7	6.0	89.7	—	89.7
Foreign government securities	—	82.2	—	82.2	—	82.2
Hybrid securities	—	486.8	0.5	487.3	—	487.3
Equity securities (1)	139.8	117.4	1.2	258.4	—	258.4
Other investments	—	0.9	3.9	4.8	—	4.8

Other investments not carried at fair value (2)					60.0	60.0

Total Investments	1,170.4	5,137.8	54.2	6,362.4	$60.0	$6,422.4

Derivative Assets	—	—	153.1	153.1

Total Assets at Fair Value	$1,170.4	$5,137.8	$207.3	$6,515.5

Derivative Liabilities	$—	$—	$394.4	$394.4
VIE debt (3)	—	—	329.0	329.0

Total Liabilities at Fair Value	$—	$—	$723.4	$723.4

(1)	Comprised of broadly diversified domestic equity mutual funds ($139.8 million fair value) included within Level I, and various preferred and common stocks invested across numerous companies and industries ($118.6 million fair value) included within Level II and III.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(2)	Comprised of fixed-maturities held to maturity ($22.2 million carried at cost), short-term investments ($14.5 million), primarily invested in time deposits, and other invested assets ($23.3 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(3)	Represents consolidated debt issued by the NIMS VIE that required consolidation upon our becoming the primary beneficiary of the VIE.

The following is a list of assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2008:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
Investment Portfolio:
U.S. government and agency securities	$—	$159.8	$—	$159.8	$—	$159.8
State and municipal obligations	—	3,607.0	—	3,607.0	—	3,607.0
Money market instruments	836.7	—	—	836.7	—	836.7
Corporate bonds and notes	—	176.8	—	176.8	—	176.8
RMBS	—	233.6	—	233.6	—	233.6
CMBS	—	57.8	—	57.8	—	57.8
Other ABS	—	17.0	—	17.0	—	17.0
Foreign government securities	—	64.9	—	64.9	—	64.9
Hybrid securities	—	422.1	4.5	426.6	—	426.6
Equity securities (1)	117.3	72.5	0.8	190.6	—	190.6
Other investments	—	1.4	5.1	6.5	—	6.5

Other investments not carried at fair value (2)					204.2	204.2

Total Investments	954.0	4,812.9	10.4	5,777.3	$204.2	$5,981.5

Derivative Assets	—	—	179.5	179.5

Total Assets at Fair Value	$954.0	$4,812.9	$189.9	$5,956.8

Derivative Liabilities	$—	$—	$519.3	$519.3
VIE debt (3)	—	—	160.0	160.0

Total Liabilities at Fair Value	$—	$—	$679.3	$679.3

(1)	Comprised of broadly diversified domestic equity mutual funds ($117.3 million fair value), included within Level I, and various preferred and common stocks, invested across numerous companies and industries ($73.3 million fair value) included within Level II and III.
(2)	Comprised of fixed-maturities held to maturity ($36.6 million carried at cost), short-term investments ($145.7 million), and other invested assets ($21.9 million) accounted for as cost-method investments and not measured at fair value.
(3)	Represents consolidated debt issued by the NIMS VIE that required consolidation upon our becoming the primary beneficiary of the VIE.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2009:

(In millions)	Beginning Balance at July 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings		Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (1)	Ending Balance at September 30 2009
Investments:
State and municipal obligations	$—	$—		$21.3	$—	$21.3
Corporate bonds and notes	—	—		6.0	—	6.0
RMBS	7.1	0.3		15.3	(7.4)	15.3
Other ABS	—	0.1		5.9	—	$6.0
Hybrid securities	0.4	0.1		—	—	0.5
Equity securities.	1.5	(0.2)		—	(0.1)	1.2
Other investments	4.1	—		(0.2)	—	3.9

Total Level III Investments	$13.1	$0.3		$48.3	$(7.5)	$54.2

Derivative liabilities, net	$(199.5)	$(30.3	)(2)	$(11.5)	$—	$(241.3)
NIMS VIE debt	(283.2)	(45.5)		(0.3)	—	(329.0)

Total Level III liabilities, net	$(482.7)	$(75.8)		$(11.8)	$—	$(570.3)

(1)	Transfers are assumed to be made at the end of the period as the availability of market observed inputs change from period to period.
(2)	All related to losses on derivatives still held at September 30, 2009.

The following table is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2009:

(In millions)	Beginning Balance at January 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings		Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (1)	Ending Balance at September 30 2009
Investments:
State and municipal obligations	$—	$—		$21.3		$—	$21.3
Corporate bonds and notes	—	—		6.0		—	6.0
RMBS	—	0.3		22.4		(7.4)	15.3
Other ABS	—	0.1		5.9		—	6.0
Hybrid securities	4.5	4.9		(9.3)		0.4	0.5
Equity securities	0.8	0.3		—		0.1	1.2
Other investments	5.1	0.1		(1.3)		—	3.9

Total Level III Investments	$10.4	$5.7		$45.0		$(6.9)	$54.2

Derivative liabilities, net	$(339.8)	$(33.9	)(2)	$132.4		$—	$(241.3)
NIMS VIE debt	(160.0)	(72.5)		(96.5	)(3)	—	(329.0)

Total Level III liabilities, net	$(499.8)	$(106.4)		$35.9		$—	$(570.3)

(1)	Transfers are assumed to be made at the end of the period as the availability of market observed inputs change from period to period.
(2)	Of this amount, $9.9 million relates to losses on derivatives no longer held at September 30, 2009, and $24.0 million relates to losses on derivatives still held at September 30, 2009.
(3)	This amount primarily represents derivative liabilities transferred to VIE debt related to NIMS trusts that we were required to consolidate during the period.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

At September 30, 2009, our total Level III assets approximated 3.2% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

The following table is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2008:

(In millions)	Beginning Balance at July 1 2008	Realized and Unrealized Gains (Losses) Recorded in Earnings	Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (1)	Ending Balance at September 30 2008
Investments:
Corporate bonds and notes	$0.3	$0.1	$—	$—	$0.4
Hybrid securities	1.0	0.1	—	(1.1)	—
Equity securities	1.0	(0.2)	0.4	—	1.2
Other investments	8.1	0.1	(3.2)	—	5.0

Total Level III Investments	$10.4	$0.1	$(2.8)	$(1.1)	$6.6

Derivative liabilities, net	$(406.4)	$159.3	$74.9	$—	$(172.2)
NIMS VIE debt	(85.7)	6.7	(48.6)	—	(127.6)

Total Level III liabilities, net	$(492.1)	$166.0	$26.3	$—	$(299.8)

(1)	Transfers are assumed to be made at the end of the period as the availability of market observed inputs change from period to period.

The following table is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2008:

(In millions)	Beginning Balance at January 1 2008	Unearned Premiums Reclass January 1 2008 (1)	Realized and Unrealized Gains (Losses) Recorded in Earnings	Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30 2008
Investments:
Corporate bonds and notes	$—	$—	$0.1	$—	$0.3	$0.4
Hybrid securities	6.7	—	0.1	1.0	(7.8)	—
Equity securities	0.1	—	(0.2)	0.4	0.9	1.2
Other investments	12.1	—	(5.2)	(1.9)	—	5.0

Total Level II Investments	$18.9	$—	$(5.2)	$(0.5)	$(6.6)	$6.6

Derivative liabilities, net	$(1,262.5)	$(23.3)	$920.4	$193.2	$—	$(172.2)
NIMS VIE debt	—	—	36.2	(163.8)	—	(127.6)

Total Level III liabilities, net	$(1,262.5)	$(23.3)	$956.6	$29.4	$—	$(299.8)

(1)	These unearned premiums were reclassified after adoption of an agreement with member companies of the Association of Financial Guaranty Investors (“AFGI”) in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the SEC. This reclassification was implemented in order to increase comparability of our financial guaranty companies with derivative contracts.
(2)	Transfers are assumed to be made at the end of the period as the availability of market observed inputs change from period to period.

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

	January 1 2008	September 30 2008	December 31 2008	September 30 2009
Radian Group five-year CDS spread	628	2,312	2,466	1,323
(in basis points)

Product (In millions)	Cumulative Unrealized Gain at December 31, 2008	Cumulative Unrealized Gain at September 30, 2009
Corporate CDOs	$4,197.1	$901.2
Non-Corporate CDOs	948.7	1,880.3
NIMS and other	440.0	183.7

Total	$5,585.8	$2,965.2

The unrealized gain attributable to the market’s perception of our non-performance risk decreased by $2.6 billion during the first nine months of 2009, as presented in the table above. This decrease was primarily the result of the tightening of our CDS spread, which decreased by 1,143 basis points during the nine months ended September 30, 2009.

Other Fair Value Disclosure

On our condensed consolidated balance sheets, we disclose the carrying value and fair value of assets and liabilities which are reported at fair value. The carrying value and estimated fair value of other selected assets and liabilities that are not carried at fair value on our condensed consolidated balance sheets are as follows:

	September 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$22.2	$23.4	$36.6	$37.5
Short-term investments (carried at cost)	14.5	14.5	145.7	145.7
Other invested assets.	23.3	23.3	21.9	21.4
Liabilities:
Long-term debt and other borrowings	698.7	471.5	857.8	410.6
Non-derivative financial guaranty liabilities	538.8	656.1	800.3	756.9

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

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Non-Derivative Financial Guaranty Liabilities—We estimate the fair value of these non-derivative financial guarantees in accordance with the accounting standard regarding fair value measurements in a hypothetical market where market participants include other monoline mortgage and financial guaranty insurers with similar credit quality to us, assuming that the net liability related to these insurance contracts could be transferred to these other mortgage and financial guaranty insurance and reinsurance companies.

This fair value estimate of non-derivative financial guarantees includes direct and assumed contracts written, and is based on the difference between the present value of (1) the expected future contractual premiums and (2) the fair premium amount to provide the same credit protection assuming a transfer of our obligation to a guarantor of similar credit quality as Radian as of the measurement date.

The key variables considered in estimating fair value include par amounts outstanding (including future periods for the estimation of future installment premiums), expected term, unearned premiums, expected losses and our CDS spread. Estimates of future installment premiums received are based on contractual premium rates.

With respect to the fair premium amount, the accounting standard regarding fair value measurements requires that the non-performance risk of a financial liability be included in the estimation of fair value. Accordingly, the fair premium amount for financial guarantee insurance contracts includes consideration of our credit quality as represented by our CDS spread.

Our ability to accurately estimate the fair value of our non-derivative financial guarantees is limited. There are no observable market data points as a result of the current disruption in the credit markets and we have experienced recent rating agency actions. These factors have significantly limited our ability to write new financial guaranty business, except in limited circumstances. We believe that in the absence of a principal market, our estimate of fair value described above in a hypothetical market provides the most relevant information with respect to fair value estimates given the information currently available to us. Due to the volume and geographic diversification of our financial guaranty exposures, in the future we may need to consider other key variables that may influence the fair value estimate. Variables not currently incorporated in our current fair value estimate of non-derivative financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guarantee premium levels relative to the underlying insured obligations’ credit spreads.

The carrying value of our non-derivative financial guaranty liabilities consists of unearned premiums, premiums receivable, deferred policy acquisition costs, and reserve for losses and LAE as reported on our condensed consolidated balance sheets.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Special Purpose Entities (“SPEs”)

The following is a summary of the financial impact on our condensed consolidated balance sheet, our condensed consolidated statement of operations and our condensed consolidated statement of cash flows as of and for the nine months ended September 30, 2009, as it relates to VIEs in which we have a significant variable interest and qualified special purpose entities (“QSPEs”) sponsored by us:

	Significant Interests in VIEs					Sponsored QSPE
(In millions)	NIMS		Financial Guaranty Insurance and Credit Derivatives	CPS	International CDS	Smart Home
Balance Sheet:
Reinsurance recoverables	$—		$—	$—	$—	$108.8	(1)
Derivative assets	11.2		—	121.1	—	—
Unearned premiums	—		10.3	—	—	—
Reserves for losses and LAE	—		8.3	—	—	—
Derivative liabilities	—		—	—	17.0	—
VIE consolidated debt	329.0		—	—	—	—
Other comprehensive income (loss) (“OCI”)	—		—	—	(0.3)	—
Statement of Operations:
Change in fair value of derivative instruments—gain (loss)	(8.5)		—	(31.6)	(3.8)	—
Provision for losses—increase (decrease)	—		5.3	—	—	(17.7	)(2)
Net gain on other financial instruments	(70.4)		—	—	—	—
Net premiums earned	0.9		2.7	—	0.7	(8.0)
Cash Inflow (Outflow):
Net (payments) receipts related to credit derivatives	(17.8	)(3)	—	(2.7)	—	—
Net receipts related to VIE consolidated debt	0.7		—	—	—	—
Premiums received (paid)	—		2.5	—	0.7	(8.0)
Losses paid.	—		(6.1)	—	—	—

(1)	Represents ceded loss reserves recorded as reinsurance loss recoverables.
(2)	Represents ceded provision for losses.
(3)	Represents the amount paid for interest and the amount paid for the purchase of NIMS bonds we insure, offset by premiums received.

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

NIMS

As of September 30, 2009, the amount included in derivative assets and VIE debt related to the NIMS trusts was $11.2 million and $329.0 million, respectively. As of December 31, 2008, the amount included in derivative assets and VIE debt related to the NIMS trusts was $5.8 million and $160.0 million, respectively. We consolidate

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the assets and liabilities associated with these VIEs when we gain control over the trust assets and liabilities as a result of our contractual provisions. The consolidated NIMS assets are accounted for as derivatives and recorded at fair value. The NIMS VIE debt is recorded at fair value.

As a risk mitigation initiative, we have purchased, at a discount to par, some of our insured NIMS bonds. The NIMS purchased are accounted for as derivative assets and are recorded at fair value in accordance with the accounting standard regarding accounting for derivative instruments and hedging activities. Upon purchase, and prior to consolidation, our liability representing the unrealized loss associated with the purchased NIMS is eliminated. The difference between the amount we pay for the NIMS and the sum of the fair value of the NIMS and the eliminated liability represents the net impact to earnings. The overall impact to our consolidated results of operations as a result of these purchases has been immaterial.

The following is summary information related to all NIMS trusts as of the dates indicated:

	September 30, 2009			December 31, 2008
(In millions) VIE Assets	Total NIMS Trust Assets (1)	Maximum Principal Exposure (2)	Average Rating of Collateral at Inception	Total NIMS Trust Assets (1)	Maximum Principal Exposure (3)	Average Rating of Collateral at Inception
NIMS	$539.8	$418.2	BBB to BB	$556.6	$438.3	BBB to BB

(1)	Represents the notional value of NIMS trust assets.
(2)	Represents maximum exposure related to consolidated VIE assets and liabilities.
(3)	Represents maximum exposure related to derivative liabilities and consolidated VIE assets and liabilities.

There was $418.2 million of risk in force associated with NIMS at September 30, 2009 comprised of 30 transactions. The average expiration of our existing NIMS transactions is approximately three years. At September 30, 2009, all of the NIMS transactions required consolidation in our condensed consolidated balance sheets.

Financial Guaranty Insurance and Credit Derivatives

The following table sets forth our financial guaranty total assets and maximum exposure to loss associated with VIEs in which we held significant variable interests:

	September 30, 2009		December 31, 2008
(In millions)	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Asset-Backed Obligations	$1,969.9	$322.2	$2,349.6	$371.8
Other Structured Finance	5,890.1	411.1	8,736.9	544.0

Total	$7,860.0	$733.3	$11,086.5	$915.8

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

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance as an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but senior to any claim of Radian Guaranty Inc. (“Radian Guaranty”), as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in cash in return for the issuance of its own perpetual preferred stock, the proceeds of which could be used for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock.

As discussed in Note 17, “Subsequent Events,” we intend to offer to purchase the securities issued by the custodial trusts associated with the CPS, and possibly exercise our put options or cause the dissolution of the custodial trusts. We may also elect not to take any action following the tender offers or to take different actions with respect to each custodial trust.

We performed an analysis of these trusts and determined that these trusts are significant VIEs. Since we are not considered to be the primary beneficiary of these trusts, we do not consolidate these trusts. The aggregate fair value of the put options of $121.1 million is classified as a derivative asset, and changes in the fair value of the put options are classified as a change in fair value of derivative instruments.

International CDS

We provide credit enhancement in the form of CDS in the international markets and have one international CDS transaction involving a VIE in which we have a significant interest. At September 30, 2009, total exposure to this international CDS transaction was $3.0 billion and our total derivative liability was $17.0 million. At December 31, 2008, our total exposure to this international CDS transaction was $3.2 billion and our total derivative liability was $14.2 million. This transaction was terminated in the fourth quarter of 2009 for a payment of $6.5 million.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Sponsored QSPE—Smart Home

We have completed four Smart Home reinsurance transactions, with the last of these transactions closing in May 2006. Details of these transactions (aggregated) as of the initial closing of each transaction and as of September 30, 2009 are as follows:

	Initial	As of September 30, 2009
Pool of mortgages (par value)	$14.7 billion	$4.6 billion
Risk in force (par value)	$3.9 billion	$1.2 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$547.9 million

6. Investments

Our investment portfolio held to maturity and available for sale consisted of the following at September 30, 2009 and December 31, 2008:

	Cost/Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
September 30, 2009:
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$22,253	$23,352	$1,127	$28

	$22,253	$23,352	$1,127	$28

Fixed-maturities available for sale:
U.S. government and agency securities	$117,551	$124,294	$6,774	$31
State and municipal obligations	1,442,183	1,386,099	18,822	74,906
Corporate bonds and notes	182,069	188,306	8,870	2,633
RMBS	188,214	194,350	6,138	2
CMBS	49,972	47,181	116	2,907
Other ABS	18,605	19,914	1,309	—
Foreign government securities	73,649	76,054	2,584	179
Other investments	5,058	5,392	369	35

	$2,077,301	$2,041,590	$44,982	$80,693

Equity securities available for sale (1)	$182,051	$168,645	$2,749	$16,155

Total	$2,281,605	$2,233,587	$48,858	$96,876

(1)	Comprised of broadly diversified domestic equity mutual funds ($139.8 million fair value) and various preferred and common stocks invested across numerous companies and industries ($28.8 million fair value). Gross unrealized losses include $15.0 million related to domestic equity mutual funds.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Cost/Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
December 31, 2008:
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$36,628	$37,486	$1,293	$435

	$36,628	$37,486	$1,293	$435

Fixed-maturities available for sale:
U.S. government and agency securities	$101,725	$114,842	$13,286	$169
State and municipal obligations	3,235,053	2,977,919	54,768	311,902
Corporate bonds and notes	181,991	174,876	3,032	10,147
RMBS	225,869	233,616	8,370	623
CMBS	68,516	57,882	13	10,647
Other ABS	17,456	16,904	33	585
Foreign government securities	62,703	64,856	2,216	63
Other investments	6,174	6,374	464	264

	$3,899,487	$3,647,269	$82,182	$334,400

Equity securities available for sale (1)	$212,620	$165,099	$1,011	$48,532

Total	$4,148,735	$3,849,854	$84,486	$383,367

(1)	Comprised of broadly diversified domestic equity mutual funds ($117.3 million fair value) and various preferred and common stocks invested across numerous companies and industries ($47.8 million fair value). Gross unrealized losses include $36.4 million related to domestic equity mutual funds.

The following table shows the gross unrealized losses and fair value of our investments (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2009:
U.S. government and agency securities	$2,011	$31	$—	$—	$2,011	$31
State and municipal obligations	48,550	875	734,922	74,059	783,472	74,934
Corporate bonds and notes	14,478	351	28,727	2,282	43,205	2,633
RMBS	128	2	—	—	128	2
CMBS	17,264	586	23,280	2,321	40,544	2,907
Foreign government securities	15,171	177	1,008	2	16,179	179
Other investments	95	23	315	12	410	35
Equity securities	109,304	8,022	47,840	8,133	157,144	16,155

Total	$207,001	$10,067	$836,092	$86,809	$1,043,093	$96,876

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2008:
U.S. government and agency securities	$6,981	$169	$—	$—	$6,981	$169
State and municipal obligations	847,638	88,372	838,786	223,965	1,686,424	312,337
Corporate bonds and notes	76,997	6,977	16,694	3,170	93,691	10,147
RMBS	9,099	545	6,753	78	15,852	623
CMBS	21,190	3,406	36,504	7,241	57,694	10,647
Other ABS	11,655	578	666	7	12,321	585
Foreign government securities	6,083	39	10,285	24	16,368	63
Other investments	2,525	264	—	—	2,525	264
Equity securities	150,584	48,532	—	—	150,584	48,532

Total	$1,132,752	$148,882	$909,688	$234,485	$2,042,440	$383,367

On April 1, 2009, we adopted a new accounting standard regarding recognition and presentation of other-than-temporary impairments (“OTTI”). In accordance with this new guidance, if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its amortized cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss in the statement of operations while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. The credit loss is determined to exist if the present value of cash flows expected to be collected from the security is less than the cost basis of the security. The present value of cash flows is determined using the original yield of the security. For securities held as of April 1, 2009 that had previously been other-than-temporarily impaired, an after-tax transition adjustment of $33.1 million was booked to reclassify these impairments from retained earnings to other comprehensive income (loss).

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in OCI for the third quarter of 2009 and from April 1, 2009 (inception date) through September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009	April 1 2009 through September 30, 2009
Debt securities credit losses, balance at beginning of period	$868	$868
Additions:
Credit losses on previously impaired securities	—	—
Credit losses for which an OTTI was not previously recognized	—	—
Credit losses for which an OTTI was previously recognized	—	—
Reductions:
Credit losses on securities	—	—
Increases in expected cash flows on previously impaired securities
For securities sold during the period	868	868

Debt securities credit losses, end of period	$—	$—

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

At September 30, 2009, we did not have the intent to sell any debt securities in an unrealized loss position, and determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.

In evaluating whether a decline in value is other-than-temporary, we consider several factors, including, but not limited to, the following:

•	the extent and the duration of the decline in value;

•	the reasons for the decline in value (e.g., credit event, interest related or market fluctuations);

•	the financial position and access to capital of the issuer, including the current and future impact of any specific events;

•	our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery; and

•	the financial condition of and near term prospects of the issuer.

A debt security impairment is deemed other-than-temporary if:

•	we either intend to sell the security, or it is more likely than not that we will be required to sell the security before expected recovery of amortized cost; or

•	we expect to be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an OTTI has occurred. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

We have securities that have been in an unrealized loss position for 12 months or more that we did not consider to be other-than-temporarily impaired due to the qualitative factors explained below.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of September 30, 2009 on our investments in tax-exempt state and municipal obligations were caused primarily by interest rate movement. Certain securities, mainly those insured by monoline insurance companies, experienced credit spread widening during 2008 and 2009 as a result of the deterioration in the financial condition of those monolines. Because as of September 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of September 30, 2009 on the majority of the securities in this category were caused by market interest rate movement. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages, experienced spread widening during 2008

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

and 2009. Because as of September 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at September 30, 2009.

CMBS

The unrealized losses of 12 months or greater duration as of September 30, 2009 on the securities in this category were caused by market interest rate movement. The CMBS in our investments are primarily AAA rated senior tranche positions, collateralized by pools of credit card, auto loan and equipment lease receivables. The ratings of these investments are supported by credit enhancements which include financial guarantor insurance, subordination, over-collateralization and reserve accounts. Most of our CMBS investments have retained AAA ratings. Because as of September 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2009.

Foreign governments

The unrealized losses of 12 months or greater duration as of September 30, 2009 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because as of September 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, we did not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Other investments

The unrealized loss of 12 months or greater duration as of September 30, 2009 on our investments in this category is comprised of an investment in a single surplus note issued by an insurance company. The small loss for this bond can be attributed to market-related factors impacting the insurance sector, rather than credit-related factors impacting this issuer. Because as of September 30, 2009, we did not intend to sell this investment, nor did we believe we will more than likely than not be required to sell before recovery of our amortized cost basis, we did not consider the investment in this security to be other-than-temporarily impaired at September 30, 2009.

Equity securities

The unrealized losses of 12 months or greater duration as of September 30, 2009 on the securities in this category, the majority of which are investments in an Standard and Poor’s Rating Service (“S&P”) 500 Index mutual fund and a small capitalization equity mutual fund, primarily resulted from the credit crisis of 2008, which negatively impacted certain equity sectors, especially those with exposures to residential and commercial mortgage risk. We did not consider these investments to be other-than-temporarily impaired at September 30, 2009.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or equity market indices movements. In addition, certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because as of

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

September 30, 2009, we did not intend to sell these investments, nor did we believe we will more likely than not be required to sell before recovery of our amortized cost basis, we did not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2009.

The contractual maturities of fixed-maturity investments at September 30, 2009 were as follows:

	Cost/Amortized Cost	Fair Value
	(In thousands)
Fixed-maturities held to maturity:
Due in one year or less	$8,355	$8,664
Due after one year through five years	9,558	10,023
Due after five years through ten years	4,039	4,383
Due after ten years	301	282

	$22,253	$23,352

Fixed-maturities available for sale:
Due in one year or less	$22,487	$22,811
Due after one year through five years	229,823	240,807
Due after five years through ten years	188,865	197,160
Due after ten years	1,636,126	1,580,812

	$2,077,301	$2,041,590

7. Investment in Affiliates

We own a 28.7% interest in Sherman Financial Group LLC (“Sherman”) and a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), each of which are credit-based consumer asset businesses. As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no carrying value related to our interest in C-BASS. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. The likelihood that we will recoup any of our investment is extremely remote. Accordingly, we believe that the likelihood that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operations or cash flows at any time in the future is extremely remote.

The following table shows the components of our investment in affiliates balance:

(In thousands)	September 30 2009	December 31 2008
Sherman	$111,979	$99,656
Other	55	56

Total	$112,034	$99,712

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2009	2008	2009	2008
Investment in Affiliates-Selected Information:
Sherman
Balance, beginning of period	$108,719	$112,644	$99,656	$104,315
Share of net income for period	7,946	15,798	23,608	44,028
Dividends received	(4,599)	(15,961)	(11,040)	(35,460)
Other comprehensive (loss) income	(87)	522	(245)	120
Adjustment to investment related to Sherman buyback of Mortgage Guaranty Insurance Corporation (“MGIC”) equity interest	—	(25,786)	—	(25,786)

Balance, end of period	$111,979	$87,217	$111,979	$87,217

Portfolio Information:

Sherman
Total assets	$1,951,458	$2,433,666
Total liabilities	1,530,082	2,161,372

Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$292,164	$370,663	$945,878	$1,143,150
Other revenues	9,080	1,568	14,922	14,540
Derivative mark-to-market	(1,652)	(4,119)	7,275	764

Total revenues	299,592	368,112	968,075	1,158,454

Expenses
Operating and servicing expenses	122,319	155,118	400,409	525,490
Provision for loan losses	92,558	110,531	301,406	319,842
Interest	26,719	29,080	80,086	77,892
Other	29,404	9,822	83,109	29,969

Total expenses	271,000	304,551	865,010	953,193

Net income	$28,592	$63,561	$103,065	$205,261

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8. Reserve for losses and LAE—Mortgage Insurance

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2009	2008	2009	2008
Mortgage Insurance
Balance at beginning of period	$3,122,444	$2,120,577	$2,989,994	$1,345,452
Less Reinsurance recoverables	567,551	175,840	491,836	21,992

Balance at beginning of period, net of reinsurance recoverables	2,554,893	1,944,737	2,498,158	1,323,460
Add total losses and LAE incurred in respect of default notices reported and unreported	376,488	519,257	840,974	1,539,561
Deduct total losses and LAE paid	135,498	277,391	543,249	676,418
Foreign exchange	—	2	—	2

Balance at end of period, net of reinsurance recoverables	2,795,883	2,186,605	2,795,883	2,186,605
Add Reinsurance recoverables	591,857	309,807	591,857	309,807

Balance at end of period	$3,387,740	$2,496,412	$3,387,740	$2,496,412

We have protected against some of the losses that may occur related to riskier products, including non-prime products, by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Smart Home ceded losses recoverable were $108.8 million at September 30, 2009. In addition to Smart Home, we transfer a portion of our primary mortgage insurance risk to captive reinsurance companies affiliated with our lender-customers. Ceded losses recoverable related to captive transactions were $483.1 million at September 30, 2009. The change in reinsurance recoverables on Smart Home and captive transactions is reflected in our provision for losses. During the third quarter of 2009, we terminated certain captive reinsurance transactions. As a result, we received cash from the captive trusts that was in excess of our ceded loss recoverable. These amounts were accounted for as a claim recovery and reduced the provision for losses by approximately $67.3 million.

While we have experienced an increase in outstanding delinquencies in the quarter, the effect of this increase on reserves for losses and LAE was partially offset by an increase in expected insurance rescissions and claim denials on insured loans. Our loss mitigation efforts have resulted in higher rescissions and denials than we have experienced in the past, which is reflected in our estimate of reserves for losses and LAE at September 30, 2009. In the third quarter and the first nine months of 2009, we rescinded or denied approximately $307.0 million and $956.9 million, respectively, of claims submitted to us for payment (“submitted claims”), compared to $138.9 million and $355.8 million, respectively, for the comparable periods of 2008. These amounts include an immaterial amount of submitted claims that were subsequently withdrawn by the insured. In addition, due to deductibles and other exposure limitations included in our transactions, the amount of submitted claims rescinded or denied does not necessarily reflect the amounts we would have had to pay absent such rescissions or denials.

Our projected default to claim rate decreased from 46% at December 31, 2008 and 37% at June 30, 2009, to 36% at September 30, 2009, primarily as a result of our revised estimate of expected rescissions and denials which is based on actual recent experience. The increase in rescissions and denials may lead to an increased risk

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded insurance or denied a claim. Although we believe that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions and denials in any potential legal action, we may need to reassume the risk on, and reestablish loss reserves for those loans. To date, we have not been required to reassume risk or reestablish loss reserves for more than an immaterial amount of our previously asserted rescissions and denials.

The following table shows the cumulative rescission rates in the quarter the claims were received through the periods indicated:

Claim Received Quarter		Cumulative Rescission Rate for each quarter (1)	Percentage of Review Completed (2)
Structured	Q1 2008	17.2%	100%
	Q2 2008	17.4%	99%
	Q3 2008	24.0%	97%
	Q4 2008	28.5%	92%
	Q1 2009	21.4%	63%

Flow	Q1 2008	8.9%	99%
	Q2 2008	9.9%	98%
	Q3 2008	16.5%	95%
	Q4 2008	15.0%	91%
	Q1 2009	10.6%	66%

Total	Q1 2008	12.8%	100%
	Q2 2008	13.6%	99%
	Q3 2008	20.0%	96%
	Q4 2008	21.3%	91%
	Q1 2009	15.5%	65%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent the cumulative rate for each quarter as of September 30, 2009 based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.
(2)	For each quarter, represents the number of claims that have been reviewed to completion as a percentage of the total number of claims received for the quarter. For the second and third quarters of 2009, the review has not yet been completed for a significant portion of claims received in those quarters; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful and are therefore not presented here.

We considered the sensitivity of mortgage insurance loss reserve estimates at September 30, 2009 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in claim severity (28% of unpaid principal balance at September 30, 2009), we estimated that our loss reserves would change by approximately $140 million at September 30, 2009. For every one percentage point change in our default to claim rate (36% at September 30, 2009, including our assumptions related to rescissions and denials), we estimated a $109 million change in our loss reserves at September 30, 2009.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table illustrates our net projected premium excess (deficiency) on our first-lien portfolio:

	As of
First-lien portfolio (In billions)	September 30 2009	December 31 2008	September 30 2008
Net present value of expected premiums	$2.6	$3.0	$2.3
Net present value of expected losses and expenses	(3.6)	(4.9)	(4.5)
Reserve for premiums and losses established, net of reinsurance recoverables	2.7	2.4	2.0

Net projected premium excess (deficiency)	$1.7	$0.5	$(0.2)

Because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of September 30, 2009. Expected losses are based on an assumed paid claim rate of approximately 13% on our total primary first-lien mortgage insurance portfolio, including 9% on prime, 31% on subprime and 22% on Alternative-A (“Alt-A”). While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated during the second half of 2008 and first nine months of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, an increase in expected rescissions and denials on insured loans as part of our loss mitigation efforts is expected to offset the impact of expected defaults and claims to some extent.

Numerous factors affect our ultimate paid claim rates, including home price depreciation, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with recently announced lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults in our current risk in force. This projection is based on recent trends in default experience, severity, and rates of delinquent loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in prepayment speeds. As of September 30, 2009, our modeled loan default projections assume that recent observed default rates will increase through the end of 2009, will remain stable through the middle of 2010, and will gradually return to normal historical levels over the subsequent two years. If our modeled loan default projections were stressed such that recent observed increases in defaults were to continue until the end of 2010, remain stable through the middle of 2012, and gradually return to normal historical levels over the subsequent three years, we estimate that the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) would exceed the net present value of expected losses and expenses by approximately $0.9 billion; therefore, no PDR would be required in this scenario.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During 2009, our second-lien PDR decreased by approximately $77.6 million to $9.3 million primarily as a result of the transfer of premium deficiency reserves to loss reserves. For the three months ended September 30, 2009, our second-lien PDR decreased by $19.5 million as a result of changes in underlying assumptions, including a $12.0 million benefit related to seven second-lien transactions terminated in the period for less than the amounts reflected in our premium deficiency reserve estimate for the previous quarter. The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
Second-lien PDR	2009	2008	2009	2008
Balance at beginning of period	$40,861	$161,718	$86,861	$195,646
Incurred losses recognized in loss reserves	(14,324)	(19,848)	(80,321)	(180,006)
Premiums recognized in earned premiums	1,262	3,250	4,647	14,377
Changes in underlying assumptions	(19,538)	30,264	722	139,577
Accretion of discount and other	1,030	5,923	(2,618)	11,713

Balance at end of period	$9,291	$181,307	$9,291	$181,307

10. Financial Guaranty Insurance Contracts

In January 2009, we adopted the accounting standard regarding accounting for financial guarantee insurance contracts for all non-derivative financial guaranty insurance policies. This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and when the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, or based on our surveillance efforts. The expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we rely on information provided by the primary insurer as confirmed by us, as well as our specific knowledge of the credit, for determining expected loss.

Insurance enterprises are required to record the initial unearned premium liability on installment policies equal to the present value of the premiums due or expected to be collected over either the period of the policy or the expected period of risk. In determining the present value of premiums due, we use a discount rate that reflects the risk-free rate as of the implementation date of this standard. Premiums paid in full at inception are recorded as unearned premiums. Consequently, unearned premiums, premiums receivable and deferred policy acquisition costs increased by $263.5 million, $161.4 million and $62.3 million, respectively, and retained earnings decreased by $28.8 million, net of tax upon implementation.

In addition, the accounting standard for financial guarantee insurance contracts requires the recognition of the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (a “refunding”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment when

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

permitted under the applicable bond indenture (a “legal defeasance”) does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance. Consequently, $3.6 billion of net par outstanding on defeased refundings was reversed upon the implementation of this standard. As a result, unearned premiums and deferred policy acquisition costs increased by $29.3 million and $3.7 million, respectively, and retained earnings decreased by $17.0 million, net of tax.

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

There are both performing and non-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings. However, claim liabilities could be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. When our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the primary insurer for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the primary insurer, we may assign our own risk rating rather than using the risk rating assigned by the primary insurer.

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

Our rating scale is comparable to the rating scales utilized by S&P and Moody’s Investor Service (“Moody’s”). Our internal ratings estimates are subject to revision at any time and may differ from the credit ratings ultimately assigned by the rating agencies.

In the third quarter of 2009, S&P materially changed its model for evaluating CDOs, including for purposes of determining the percentage of transactions that have subordination at or above the level needed to warrant a AAA rating from S&P. Application of this new model results in a significant decline in the number of our CDO transactions that would warrant a AAA rating from S&P. Based on this new model, 28.6% of par outstanding on our directly insured corporate CDO transactions as of September 30, 2009 had subordination at or above the level needed to warrant a AAA rating from S&P, compared to 90.9% as of June 30, 2009, using the prior version of S&P’s CDO evaluator model. We have not used either version of the S&P evaluator in forming our own internal ratings for our corporate CDO transactions.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The initial impact of the adoption of the accounting standard for financial guarantee insurance contracts on January 1, 2009, on our condensed consolidated financial statements is shown in the table below (in millions):

Increase in unearned premiums	$(292.8)
Increase in premiums receivable	161.4
Increase in deferred policy acquisition costs	66.0
Decrease in reserve for losses and LAE	8.2
Decrease in deferred income taxes, net	20.2
Increase in premium taxes payable	(0.6)

Decrease in retained earnings, net of taxes	$(37.6)

The following table includes additional information as of September 30, 2009 regarding our financial guaranty claim liabilities segregated by the surveillance categories described above:

Surveillance Categories

($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	84	172	69	62	387
Remaining weighted-average contract period (in years)	20	19	23	28	21
Insured contractual payments outstanding:
Principal	$689.8	$1,001.4	$446.6	$339.9	$2,477.7
Interest	538.7	477.1	172.0	219.9	1,407.7

Total	$1,228.5	$1,478.5	$618.6	$559.8	$3,885.4

Gross claim liability	$44.3	$19.0	$147.3	$66.5	$277.1
Less:
Gross potential recoveries	25.3	7.9	59.6	15.3	108.1
Discount, net	4.6	2.8	17.1	2.6	27.1

Net claim liability	$14.4	$8.3	$70.6	$48.6	$141.9

Unearned premium revenue	$9.3	$26.8	$12.0	$—	$48.1

Claim liability reported in the balance sheet	$7.2	$2.8	$58.9	$48.7	$117.6

Reinsurance recoverables	$—	$—	$—	$—	$—

Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present value of the premiums receivable and unearned premiums as of January 1, 2009 and September 30, 2009 are as follows (in millions):

	January 1 2009	September 30 2009
Premiums receivable	$161.4	$56.8
Unearned premiums	223.3	76.2

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our condensed consolidated statement of operations. The amount of the accretion included in premiums written, premiums earned and policy acquisition costs for the three and nine months ended September 30, 2009 is as follows (in millions):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Premiums written	$1.6	$4.1
Premiums earned	1.6	4.1
Policy acquisition costs	0.4	1.1

The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.46% at September 30, 2009.

The following table shows the nominal (non-discounted) premiums net of commissions that are expected to be collected on financial guaranty contracts with installment premiums included in premiums receivable as of September 30, 2009 (in millions):

Future Expected Premium Payments
Fourth Quarter 2009	$2.6
2010	9.3
2011	5.3
2012	3.1
2013	4.8

2009 – 2013	25.1
2014 – 2018	15.3
2019 – 2023	10.5
2024 – 2028	7.5
After 2028	14.4

Total	$72.8

The following table shows the rollforward of the net present value of premiums receivable as of September 30, 2009 (in millions):

Premiums Receivable
Balance at January 1, 2009	$161.4
Payments received	(13.0)
Accretion	2.2
Adjustments to installment premiums	(0.4)
Foreign exchange revaluation	(0.2)
Ambac Commutation	(93.2)

Balance at end of period	$56.8

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Premiums earned were affected by the following for the three and nine months ended September 30, 2009 (in millions):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Refundings	$8.6	$32.1
Recaptures/Commutations (1)	—	(15.0)
Unearned premium acceleration upon establishment of case reserves	0.8	6.6
Foreign exchange revaluation, gross of commissions	(2.0)	(0.9)
Adjustments to installment premiums, gross of commissions	1.4	4.6

Total adjustment to premiums earned	$8.8	$27.4

(1)	Primarily Ambac Commutation.

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refunding of any financial guaranty obligations, as of September 30, 2009:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Earnings
Fourth Quarter 2009	$593.1	$12.6	$0.4	$13.0
2010	546.0	47.1	1.6	48.7
2011	502.4	43.6	1.5	45.1
2012	461.2	41.2	1.4	42.6
2013	422.3	38.9	1.2	40.1

2009 – 2013	422.3	183.4	6.1	189.5
2014 – 2018	256.6	165.7	5.2	170.9
2019 – 2023	138.9	117.7	3.7	121.4
2024 – 2028	64.8	74.1	2.5	76.6
After 2028	—	64.8	4.0	68.8

Total	$—	$605.7	$21.5	$627.2

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table shows the significant components of the change in our financial guaranty claim liability as of September 30, 2009 (in millions):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Claim liability, beginning of period	$171.5	$211.5

Incurred losses and LAE:
Increase in gross claim liability	58.2	12.6
Increase in gross potential recoveries	(23.2)	(62.8)
(Increase) decrease in discount	(2.6)	64.6
(Increase) decrease in unearned premiums	(2.8)	13.6

Incurred losses and LAE	29.6	28.0
Paid losses and LAE	(83.5)	(121.9)

Claim liability, end of period	$117.6	$117.6

Components of incurred losses and LAE:
Claim liability established in current period	$11.6	$47.1
Changes in existing claim liabilities	18.0	(19.1)

Total incurred losses and LAE	$29.6	$28.0

Weighted-average risk-free rates (used for discounting gross claim liability and gross potential recoveries):

January 1, 2009	2.53%
June 30, 2009	4.07%
September 30, 2009	3.71%

(In millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Components of (increase) decrease in discount:
Decrease (increase) in discount related to claim liabilities established in current period	$4.2	$(7.0)
(Increase) decrease in discount related to existing claim liabilities	(6.8)	71.6

Total (increase) decrease in discount	$(2.6)	$64.6

On July 20, 2009, Radian Asset Assurance entered into a commutation and release agreement with Ambac Assurance Corporation and Ambac Assurance UK Limited (collectively, “Ambac”). Under this agreement, in addition to payment of outstanding amounts owed by Radian Asset Assurance to Ambac, on July 24, 2009, Radian Asset Assurance paid a $100 million settlement payment to Ambac to commute $9.8 billion of Radian Asset Assurance net par outstanding assumed from Ambac (the “Ambac Commutation”). The risk commuted under this agreement represented 99.7% of Radian Asset Assurance’s reinsured portfolio with Ambac, 26.2% of Radian Asset Assurance’s total reinsurance portfolio and 9.8% of Radian Asset Assurance’s total insured portfolio, in each case as of June 30, 2009. The Ambac Commutation also reduced Radian Asset Assurance’s financial guaranty exposure to mortgage-backed securities (“MBS”) by 41.9%.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As a result of the Ambac Commutation, our financial statements were impacted in the third quarter of 2009 as follows:

Balance Sheet
(In millions)
Decrease in:
Cash	$100.0
Premiums receivable	93.2
Unearned premiums	185.6
Reserve for losses and LAE	53.9
Deferred policy acquisition costs	46.3

The impact on our financial statements for the nine months ended September 30, 2009 related to the Ambac Commutation was as follows:

Statement of Operations
(In millions)
Increase (decrease) in:
Net premiums earned	$(15.3)
Policy acquisition costs	8.9
Provision for losses	(38.6)

Pre-tax income	$14.4

11. Long-Term Debt and Other Borrowings

The composition of our long-term debt and other borrowings at September 30, 2009 and December 31, 2008 was as follows:

(In thousands)	September 30 2009	December 31 2008
7.75% Debentures due 2011	$192,113	$249,695
5.625% Senior Notes due 2013	256,872	258,420
5.375% Senior Notes due 2015	249,718	249,687
Borrowings under unsecured revolving credit facility	—	100,000

	$698,703	$857,802

On August 6, 2009, we repaid in full the $100.0 million of outstanding principal plus accrued interest under our credit facility, which had a maturity date of February 2011, and terminated the credit facility in accordance with its terms. We did not incur any early termination or prepayment penalties in connection with such termination.

During the third quarter of 2009, we repurchased $57.7 million of outstanding principal on our 7.75% debentures due in 2011 at an average purchase price of approximately $0.79 per dollar of principal. As such, we recorded a gain of $12.0 million on these repurchases, which is included in net gains (losses) on other financial instruments on our condensed consolidated statements of operations.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

12. Comprehensive Income (Loss)

Our total comprehensive income (loss), as calculated per the accounting standard regarding reporting comprehensive income, was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net (loss) income, as reported	$(70,450)	$36,699	$(56,012)	$(160,187)
Other comprehensive income (loss) (net of tax)
Net unrealized gains (losses) on investments	133,596	(146,839)	183,810	(221,354)
Unrealized foreign currency translation adjustment	3,480	(4,187)	5,695	(54)

Comprehensive income (loss)	$66,626	$(114,327)	$133,493	$(381,595)

13. Income Taxes

We provide for income taxes in accordance with the provisions of the accounting standard regarding accounting for income taxes. As required under this standard, our deferred tax assets and liabilities are recognized under the balance sheet method which recognizes the future tax effect of temporary differences between the amounts recorded in our condensed consolidated financial statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

Given the uncertainty of the impact of gains and losses on our financial instruments on our pre-tax loss projected for the full year, which directly affects our ability to project an effective tax rate for the full year, we book our income tax expense based on the actual results of operations as of September 30, 2009.

For federal income tax purposes, we have approximately $1,031.7 million of net operating loss carryforwards as of September 30, 2009. To the extent not utilized, approximately $563.0 million and $468.7 million of the net operating loss carryforwards will expire during tax years 2028 and 2029, respectively.

As of September 30, 2009, we have a net deferred tax asset (“DTA”) in the amount of $351.6 million. We believe that it is more likely than not that these assets will be realized. As such, no valuation allowance was established. The following factors were considered in reaching this conclusion:

•

Approximately $127.5 million of the net DTA relates to mark-to-market losses on our financial guaranty derivative instruments, which we expect will result in very limited or no claim payments. We have the ability and intent to hold these instruments until maturity and believe that the associated DTA will reverse over time as credit spreads relating to these instruments improve and their duration approaches maturity.

•

Approximately $28.5 million of the net DTA relates to available for sale securities in our fixed-maturity investment portfolio for which we have recorded unrealized losses as a separate component of other comprehensive income. We have the ability and intent to hold these securities to recovery or maturity.

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

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

During the three months ended September 30, 2009, we recorded provision-to-filed tax return adjustments which increased our total income tax benefit by approximately $4.0 million.

Our ability to use tax attributes such as net operating losses and tax credit carryforwards would be substantially limited if we experience an “ownership change” as defined under Section 382 of the IRC. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, in general, an ownership change would occur if our five percent shareholders, as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. If we were to experience a change in ownership under Section 382, we may be limited in our ability to fully utilize our net operating loss and tax credit carry forwards in future periods.

Effective as of October 8, 2009, we have adopted a Tax Benefit Preservation Plan (the “Plan”), which is designed to reduce the risk of a Section 382 ownership change by discouraging the acquisition of more than 4.9% of our outstanding shares by any one person or group. Under the Plan, such an acquisition of more than 4.9% of our shares, or an increase in share ownership by an existing 4.9% stockholder, will generally result in the issuance of shares to the other stockholders, thereby substantially diluting the share ownership of the person who triggers the Plan. The Plan is currently in effect, but it will terminate by its terms unless it is approved by vote of our stockholders at our next annual meeting of stockholders, and in certain other circumstances.

14. Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this statement removes the concept of a qualifying special purpose entity from the accounting standard related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from applying the accounting standard related to the consolidation of VIEs. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This standard is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of SFAS No. 166.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”). SFAS No. 167 carries forward the scope of the accounting standard related to the consolidation of variable interest entities with the addition of entities previously considered QSPEs. It also amends certain guidance in the accounting standard related to the consolidation of variable interest entities for determining whether an entity is a VIE. Application of this revised guidance may change an enterprise’s assessment of which

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

entities with which it is involved are VIEs. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required, and the quantitative approach previously required for determining the primary beneficiary of a VIE is eliminated. The quantitative approach was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of SFAS No. 167.

In August 2009, the FASB issued an update to the accounting standards regarding fair value measurements and disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical liability, the quoted price of a similar liability or a similar liability when traded as an asset or, 2) another valuation technique consistent with the accounting standard regarding fair value measurements and disclosures. This update also clarifies that an entity is not required to include a separate input for restrictions related to the transfer of a liability. This update is effective for the first interim reporting period beginning after August 2009. Management is currently evaluating the impact that may result from the adoption of the update to the accounting standard regarding fair value measurements and disclosures.

In September 2009, the FASB issued an update to the accounting standards regarding fair value measurements and disclosures. This update provides amendments for the fair value measurement of investments in certain entities that calculate net asset value per share. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the update. The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Management is currently evaluating the impact, if any, that may result from the adoption of this update.

15. Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for Radian Group:

(In thousands)	September 30 2009	December 31 2008
Investment in subsidiaries, at equity in net assets	$3,141,666	$3,112,028
Total assets	3,310,416	3,226,687
Long-term debt and other borrowings	698,703	857,802
Total liabilities	1,169,546	1,195,977
Total stockholders’ equity	2,140,870	2,030,710
Total liabilities and stockholders’ equity	3,310,416	3,226,687

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

16. Commitments and Contingencies

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the court ordered that the cases be consolidated into In re Radian Securities Litigation. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. Plaintiffs filed an amended complaint on July 10, 2009. As was the case with the initial complaint, we do not believe that the allegations in the amended complaint have any merit, and we intend to defend against this action vigorously.

In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case, which was granted on July 16, 2009, dismissing the complaint without prejudice. The plaintiffs filed an amended complaint on August 17, 2009. As was the case with the initial complaint, we do not believe that the allegations in the amended complaint have any merit, and we intend to defend against this action vigorously.

As previously disclosed, on June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company (“Deutsche Bank”), Financial Guaranty Insurance Company (“FGIC”), Ambac and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million, without giving effect to our settlement in August 2009 with Ambac and Deutsche Bank as described below. We have established loss reserves equal to the total amount of our exposure to these transactions. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009, at which time the defendants filed motions to dismiss the action.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. The settlement resolved the declaratory judgment action as it pertains to Ambac and the arbitration commenced by Ambac was dismissed with prejudice. Arbitration hearings with FGIC and MBIA are expected to be held in the second and third quarters of 2010.

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of asset-backed (including mortgage-backed) securities. To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. To date, Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $230 million of remaining credit exposure.

Under our change of control agreements with our executive officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $19.1 million as of September 30, 2009. In addition, in the event of a change of control under our existing cash-based incentive plans, we would be required to pay approximately $10.9 million as of September 30, 2009.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55.0 million in alternative investments ($18.9 million of unfunded commitments at September 30, 2009) that are primarily private equity securities. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one year and will automatically renew unless we specify otherwise. The letters of credit outstanding at September 30, 2009 and December 31, 2008 were $2.7 million and $4.7 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss. In the third quarter of 2009, we processed requests for remedies on less than 1% of the loans underwritten. We paid losses for sales and remedies during the third quarter of 2009 of approximately $3.2 million. Providing these remedies means we assume some credit risk and interest rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

underwriting services. At September 30, 2009, our reserve for contract underwriting obligations was $11.3 million. In the fourth quarter of 2009, we paid approximately $7.0 million in respect of several contract underwriting agreements, included in our contract underwriting reserve. There was no impact on our results of operations related to this payment. This payment released Radian Guaranty from its obligations under these specific contract underwriting agreements including any mortgage insurance on these loans. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008 (the “S&P Downgrades”), approximately $65.0 billion of our total financial guaranty net par outstanding as of September 30, 2009 remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties. All of our unaffiliated reinsurance customers have the right to recapture business previously ceded to us under their reinsurance agreements with us due to the S&P Downgrades. As of September 30, 2009, up to $26.8 billion of our net assumed par outstanding (included in total net par outstanding) was subject to recapture. Assuming all of this business was recaptured as of September 30, 2009, Radian Asset Assurance statutory surplus would have increased by approximately $154.0 million.

As of September 30, 2009, as a result of the S&P Downgrades, the counterparties to 138 of our financial guaranty transactions currently have the right to terminate these transactions without our having an obligation to settle the transaction on a mark-to-market basis. If all of these counterparties had terminated these transactions as of September 30, 2009, our net par outstanding would have been reduced by $38.2 billion, with a corresponding decrease in unearned premium reserves of $11.0 million (of which only $0.9 million would be required to be refunded to counterparties) and a decrease in the present value of expected future installment premiums of $153.0 million. Net unrealized losses of $323.4 million would also have been reversed as a result of these recaptures. In addition, the counterparty to one of our synthetic CDO transactions, with an aggregate net par outstanding of $27.6 million as of September 30, 2009, had the right to terminate this transaction, due to the S&P Downgrades, with settlement on a mark-to-market basis, subject to a maximum payment amount as of September 30, 2009 of $14.6 million. In October 2009, the net par outstanding for this transaction was reduced to zero. As a result, we no longer have any transactions where our counterparty has the right to terminate the transaction with settlement on a mark-to-market basis due to the S&P Downgrades.

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

17. Subsequent Events

We have evaluated all events subsequent to September 30, 2009 through the date the accompanying condensed consolidated financial statements were issued on November 9, 2009. There were no subsequent events to report except the following:

In October 2009, we received notice of an interest shortfall and made a claim payment with respect to a directly insured TruPs CDO with $212.5 million net par outstanding. Because the fair value liability of this directly insured TruPs CDO derivative as of September 30, 2009 of $68.4 million reflected the likelihood of an

Radian Group Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

event of default, this event of default had no impact on our reported results. We are in the process of determining our expected future net claim liability for statutory reporting purposes. We currently anticipate that this statutory net claim liability will be significantly less than our current net par outstanding related to this directly insured TruPs CDO.

In the fourth quarter of 2009, we intend to offer to purchase at a discount to their face value the CPS securities issued by each of the three custodial trusts as discussed in Note 5 above under “Put Options.” The offer with respect to each trust is expected to be conditioned upon, among other things, the purchase of a majority of the securities issued by that trust and the consent by the holders of a majority of the outstanding securities of such trust to certain amendments necessary to permit the purchase by Radian Group (or a subsidiary). Such an offer to purchase the securities issued by a trust will not be conditioned upon the success of the offers for the securities of either of the other trusts. Following these offers, we may cause Radian Asset Assurance and Radian Asset Securities to exercise their respective rights under certain options and issue their preferred stock to Radian Asset Securities and the custodial trusts. Whether or not Radian Asset Assurance or Radian Asset Securities issues their preferred stock, we may cause Radian Asset Assurance to take such action as is necessary to cause the dissolution of the custodial trusts and the distribution of the assets of the custodial trusts to the holders of the securities. We may also elect not to take any action following the tender offers or to take different actions with respect to each custodial trust.

As discussed above, we adopted a Tax Benefit Preservation Plan, effective October 8, 2009, designed to protect our net operating loss carryforwards by reducing the risk of ownership change under Section 382 of the IRC. See Note 13, “Income Taxes” for further information.

In the fourth quarter of 2009, we paid $6.5 million to terminate one of our two remaining international mortgage insurance CDS transactions, with approximately $3.0 billion of exposure at September 30, 2009. The fair value liability for this transaction at September 30, 2009 was approximately $17.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2008 for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward-Looking Statements-Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part I of this Quarterly Report on Form 10-Q for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner.

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

Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At September 30, 2009, primary insurance on domestic first-lien mortgages comprised approximately 92.5% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages comprised approximately 7.5% of our total domestic first-lien mortgage insurance risk in force. Our primary business focus is traditional primary mortgage insurance on domestic residential first-lien mortgages.

Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, in the past we have used Radian Insurance or Amerin Guaranty to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages, credit enhancement on net interest margin securities (which we refer to as “NIMS”), credit default swaps (“CDS”) on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “other risk”). These non-traditional or other risk products were once a growing part of our total mortgage insurance business. However, in light of the deterioration in housing and related credit markets, we stopped writing all non-traditional business in 2007, other than a small amount of international mortgage insurance, which we have also now discontinued writing.

International Mortgage Insurance.    Through Radian Insurance, we have written (i) credit protection in the form of CDS primarily on AAA rated tranches of mortgage-backed securities, (ii) primary mortgage insurance in Hong Kong and (iii) several mortgage reinsurance transactions in Australia.

Ratings downgrades of Radian Insurance have significantly reduced our ability to continue to write international mortgage insurance business. As a result of the downgrades, the counterparties to each of our active international transactions have the right to terminate these transactions, which could require us to return unearned premiums or transfer unearned premiums to a replacement insurer. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract for new business with Radian Insurance. While we are no longer writing new business in Hong Kong, we continue to service the existing book of business. In addition, all of our Australian transactions were terminated in the second and third quarters of 2009.

Financial Guaranty

Our financial guaranty business has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty, and through Radian Asset Assurance’s wholly-owned subsidiary, Radian Asset Assurance Limited (“RAAL”), located in the United Kingdom.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Until recently, investors generally have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation. Recent market developments, including ratings downgrades of most financial guaranty insurance companies (including Radian Asset Assurance and RAAL), have significantly reduced the benefits of financial guaranty insurance.

We have provided direct financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or through CDS. Either form of credit enhancement can provide the purchaser of such credit protection a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing credit protection through CDS, we have been able to participate in transactions involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires substantially identical underwriting and surveillance skills.

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

•

Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, trust preferred securities, diversified payment rights, a variety of consumer loans, equipment receivables, real and personal property leases or a combination of asset classes or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses. The structured finance obligations we insure were generally rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance; and

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

On July 20, 2009, Radian Asset Assurance entered into a commutation and release agreement with Ambac Assurance Corporation and Ambac Assurance UK Limited (collectively, “Ambac”). Under this agreement, in addition to payment of outstanding amounts owed by Radian Asset Assurance to Ambac, on July 24, 2009, Radian Asset Assurance paid a $100 million settlement payment to Ambac to commute $9.8 billion of Radian Asset Assurance net par outstanding assumed from Ambac (the “Ambac Commutation”). The risk commuted under this agreement represented 99.7% of Radian Asset Assurance’s reinsured portfolio with Ambac, 26.2% of Radian Asset Assurance’s total reinsurance portfolio and 9.8% of Radian Asset Assurance’s total insured portfolio, in each case as of June 30, 2009. The Ambac Commutation also reduced Radian Asset Assurance’s financial guaranty exposure to mortgage-backed securities (“MBS”) by 41.9%.

Financial Guaranty Exposure Subject to Recapture or Termination.    As a result of S&P’s downgrades of our financial guaranty insurance subsidiaries in June and August 2008 (the “S&P Downgrades”), approximately $65.0 billion of our total net par outstanding as of September 30, 2009, remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties.

All of our unaffiliated reinsurance customers have the right to recapture business previously ceded to us under their reinsurance agreements with us due to the S&P Downgrades. As of September 30, 2009, up to $26.8 billion of our net assumed par outstanding (included in total net par outstanding) was subject to recapture. If all of this business was recaptured as of September 30, 2009, the impact on our financial statements would have been as follows:

Statement of Operations
(In millions)
Increase (decrease) in:
Net premiums written	$(284.8)

Net premiums earned	$(29.6)
Changes in fair value of derivative instruments	12.8
Policy acquisition costs	1.3
Provision for losses	25.4

Pre-tax income	$9.9

Balance Sheet
(In millions)
Decrease in:
Cash	$200.1
Deferred policy acquisition costs	85.7
Accounts and notes receivable	38.7
Derivative assets	0.8
Unearned premiums	255.9
Reserve for losses and loss adjustment expenses (“LAE”)	65.1
Derivative liabilities	14.2

Assuming all of this business was recaptured as of September 30, 2009, Radian Asset Assurance’s statutory surplus would have increased by approximately $154.0 million.

As of September 30, 2009, as a result of the S&P Downgrades, the counterparties to 138 of our financial guaranty transactions currently have the right to terminate these transactions without our having an obligation to settle the transaction on a mark-to-market basis. If all of these counterparties had terminated these transactions as of September 30, 2009, our net par outstanding would have been reduced by $38.2 billion, with a corresponding decrease in unearned premium reserves of $11.0 million (of which only $0.9 million would be required to be refunded to counterparties) and a decrease in the present value of expected future installment premiums of $153.0 million. Net unrealized losses of $323.4 million would also have been reversed as a result of these recaptures. We have no transactions where our counterparty has the right to terminate the transaction with settlement on a mark-to-market basis due to the S&P Downgrades.

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

Sherman.    Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, which are generally unsecured, that Sherman typically purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition,

Sherman originates subprime credit card receivables through its subsidiary CreditOne and has certain other similar ventures related to consumer assets. Sherman is expected to use much of its operating cash flow to significantly reduce its total outstanding debt balance throughout 2009. Consequently, we currently expect to receive limited, if any, dividends from Sherman for the remainder of 2009. In October 2009, Radian Group transferred its equity interest in Sherman to Radian Guaranty in full satisfaction of Radian Group’s October 2009 tax payment obligation to Radian Guaranty.

Ratings

Our holding company, Radian Group Inc. (“Radian Group”), currently is rated CCC (Stable) by S&P and B3 (Outlook developing) by Moody’s. Our principal operating subsidiaries have been assigned the following financial strength ratings:

	MOODY’S (1)	S&P (2)
Radian Guaranty	Ba3	BB-
Radian Insurance	B1	BB-
Amerin Guaranty	Ba3	BB-
Radian Asset Assurance	Ba1	BBB-
Radian Asset Assurance Limited	Ba1	BBB-

(1)	Moody’s outlook for our mortgage insurance subsidiaries is developing, reflecting Moody’s view of the potential for further deterioration in our insured mortgage insurance portfolio as well as certain positive factors that could occur over the near to medium term. Moody’s outlook for our financial guaranty subsidiaries is stable.
(2)	S&P’s ratings for all of our subsidiaries are currently on CreditWatch with negative implications.

Recent Ratings Actions—S&P

On October 27, 2009, S&P placed its ratings on several private mortgage insurance companies, including our mortgage insurance subsidiaries, on CreditWatch with negative implications. The actions were the result of S&P’s view that macroeconomic conditions may have become more difficult for mortgage insurers since they last conducted an extensive review of the sector in April, 2009. S&P believes that mortgage insurers are experiencing a sharper and more rapid transition of delinquencies into prime books of business than previously anticipated. S&P’s ratings for Radian Insurance and our financial guaranty insurance subsidiaries have been on CreditWatch with negative implications since April 8, 2009.

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The prolonged downturn in the housing and related credit markets, characterized by a continuing decline in home prices in certain markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our business segments. There is a great deal of uncertainty regarding our ultimate loss performance. The potential for a deepening and prolonged recession in the U.S., including rising unemployment rates, may add further stress on the performance of our insured assets. Conversely, our performance may be positively impacted by private and governmental initiatives to support homeowners and to stimulate the economy and by a stabilization of the economy and the housing market.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults.    Ongoing deterioration in the U.S. housing and mortgage credit markets resulted in a 12.8% increase in total first-lien defaults during the third quarter of 2009, compared to an 11.1% and 9.7% increase in total first-lien defaults during the second quarter of 2009 and first quarter of 2009, respectively. Overall, the underlying trend of higher defaults continues to be driven by poor performance of our late 2005 through the first half of 2008 books of business. Defaults have been increasing across our entire mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. In addition, we have observed a slowdown in foreclosures, and subsequently a slowdown in claims submitted to us, due to the moratoriums imposed by various government entities and lenders, which has contributed to the increase in our overall default inventory. In light of current market trends, we expect defaults on first-lien mortgages to continue to increase throughout the remainder of 2009.

•

Loss Provision.    Our mortgage insurance loss provision at September 30, 2009 continued to be negatively impacted by an increase in new defaults, generally higher average loan balances on delinquent loans and the aging of existing defaults moving toward claim. Claims paid in the third quarter of 2009 (excluding the impact of captive terminations and second-lien commutations) were $220.9 million, compared to $240.1 million and $167.7 million for the first and second quarter of 2009, respectively. Claims paid in the third quarter of 2009, net of recoveries from the termination of certain captive reinsurance transactions of $107.7 million and payments on second-lien terminations of $22.3 million, were $135.5 million. We expect to pay mortgage insurance claims (including second-liens) of approximately $290 million in the fourth quarter of 2009. Recent legislation and loan modification programs by the U.S. Treasury and certain of our lender-customers aimed at mitigating the current housing downturn had a positive impact on our business by reducing the number of defaults going to claim. Many of these programs are still being implemented and we cannot be certain of their ultimate impact on our business, results of operations, or the timing of this impact. In addition, various government entities and lenders have imposed moratoriums on foreclosures, some of which have recently been lifted. We expect to experience an increase in claims paid as these moratoriums expire or are lifted.

Partially offsetting the increase in defaults, higher average loan balances and aging of defaults, our mortgage insurance loss provision for the third quarter of 2009 continued to be positively impacted by our loss management efforts. Our loss reserve estimate for the third quarter of 2009 incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud or other factors. Our current level of rescissions and denials is significantly higher than historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during late 2005 through the first half of 2008) that are in our default inventory as well as our efforts to examine more claims. We expect the increased rescissions and denials to continue in the current environment, in particular with respect to our late 2005 through the first half of 2008 insured portfolios. See Part II, Item 1A, “Insurance rescissions and claim denials may not continue at the levels we have recently experienced” in this Quarterly Report on Form 10-Q.

•

Smart Home/Captives.    We protected against some of our losses relating to riskier primary mortgage insurance products that we insured by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transferred risk to investors in the capital markets. Approximately 3.4% of our primary mortgage insurance risk in force was included in Smart Home transactions at September 30, 2009. Our mortgage insurance provision for losses for the nine months ended September 30, 2009 was reduced by $17.7 million due to recoverables from Smart Home. Ceded losses recoverable related to Smart Home were $108.8 million at September 30, 2009. In addition to Smart Home, we have transferred a substantial portion of our primary mortgage insurance risk to captive reinsurance companies affiliated with our lender-customers. We currently have 53 captive reinsurance arrangements operating on a run-off basis, meaning that no new business is being placed in these captives. We expect that some of the captives that are now in run-off will be terminated. We also currently have four active captive reinsurance arrangements in which new business continues to be placed; however, we expect that these arrangements may be placed into run-off in the near future. Our mortgage insurance provision for losses for the nine months ended September 30, 2009 was reduced by $67.3 million due to recoverables from captive transactions. Ceded losses recoverable related to captives were $483.1 million at September 30, 2009.

We have ceded losses recoverable of $591.9 million and have received total reinsurance recoveries from Smart Home and captive reinsurance of approximately $20.7 million. In some instances, we anticipate that the recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balance. We are approaching the maximum amount that we may book as recoverables under our Smart Home and captive arrangements; therefore, we expect a limited amount of capital relief from these arrangements in future quarters. Most of the actual cash recoveries, however, will be received over the next few years as claims are paid.

•

New Insurance Written.    We experienced a 54.2% and 44.5% decrease in traditional flow business written during the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. Overall, primary new insurance written decreased by 54.3% and 47.0% in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods of 2008. This decrease is mainly the result of a decrease in the volume of mortgage originations during the current housing and economic downturn, our more restrictive underwriting guidelines, a reduction of new business writings due to our mortgage insurance capital limitations, the absence of a secondary market for mortgage securitizations (other than the GSEs) and increased competition from the Federal Housing Administration (“FHA”), where most of the low down payment mortgage market is now being insured. Throughout 2008 and to date in 2009, we have implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, we have experienced a positive shift in our overall business mix. For the quarter ended September 30, 2009, 99.9% of our new business production was categorized as prime business, compared to 98.4% and 70.0% for the quarters ended September 30, 2008 and 2007, respectively. In addition, Fair Isaac and Company (“FICO”) scores for the borrowers of these insured mortgages have increased, while the loan-to-value (“LTV”) on these mortgages have decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•

Persistency.    The persistency rate was 87.0% for the 12 months ended September 30, 2009, compared to 83.9% for the 12 months ended September 30, 2008. Persistency is the percentage of insurance in force that remains on our books after any 12 month period. This increase was mainly due to a decline in refinancing activity as a result of home price depreciation, tighter underwriting standards and an overall decrease in the lending capacity among mortgage originators. We expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

Discontinued Non-Traditional Products

•

NIMS.    Our total principal exposure to NIMS was $418.2 million at September 30, 2009, all of which we expect to result in credit losses. We began paying principal claims on our insured NIMS during the first quarter of 2009 and expect that most claim payments will be made in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of September 30, 2009 was $317.8 million and is recorded as variable interest entity (“VIE”) debt and derivative assets. Our carrying value includes the net present value of our total expected credit losses and incorporates the market’s perception of our non-performance risk, in accordance with the accounting standard regarding fair value measurements. The difference between our actual losses and our current net liability is expected to be recognized over the remaining life of the NIMS as the discount is accreted.

•

Second-lien Mortgages.    Our second-lien loss reserves declined during the first nine months of 2009 to approximately $81.5 million. Our premium deficiency reserve for second-liens also decreased during the first nine months of 2009 by approximately $77.6 million, resulting in a premium deficiency reserve for second-liens of approximately $9.3 million at September 30, 2009. As of September 30, 2009, our total exposure to second-liens was approximately $284.5 million, down from $622.1 million at December 31, 2008, primarily due to the negotiated settlement of certain second-lien mortgage insurance transactions in 2009. As of September 30, 2009, we had total reserves (comprised of loss reserves and premium deficiency reserves) of approximately $90.8 million against our second-lien portfolio, or approximately 32% of the total exposure. Our remaining exposure to second-liens primarily represents the seasoned portion of our portfolio, with most of our worst performing risk having been eliminated as part of the negotiated settlements in 2009.

•

Mortgage Insurance CDS.    We no longer have any exposure to domestic mortgage insurance CDS. In the second quarter of 2009, we paid an aggregate of $63.9 million to terminate all of our five remaining domestic CDS transactions. The settlement payments were approximately equal to the fair value of these terminated transactions.

Our exposure to international mortgage insurance CDS at September 30, 2009 consisted of two CDS referencing residential mortgage-backed securities (“RMBS”) bonds related to mortgage loans in Germany and the Netherlands. The first CDS contains prime, low LTV mortgages originated in Germany. Our remaining exposure to this transaction, which is rated AAA, was approximately $3.0 billion as of September 30, 2009, with remaining subordination of approximately $252.6 million. This transaction was terminated in the fourth quarter of 2009 at a cost of approximately $6.5 million. The second transaction contains prime, low LTV mortgages originated in the Netherlands. Our remaining exposure to this transaction was approximately $130.2 million as of September 30, 2009, with remaining subordination of $16.1 million. We have insured several tranches in the Netherlands transaction, which are rated between BBB and AAA, with over half of our exposure in the AAA category. This transaction is performing well. We do not currently expect to pay claims on this transaction. As of September 30, 2009, we had a fair value liability of $17.0 million on these two transactions.

Financial Guaranty

•

Net Par Outstanding.    Our financial guaranty net par outstanding decreased 11.3% to $89.3 billion at September 30, 2009 from $100.7 billion at December 31, 2008, and by 19.5% year-over-year from $111.0 billion as of September 30, 2008. This reduction in net par outstanding was primarily due to the Ambac Commutation ($9.8 billion) and recaptures of reinsurance business by certain of our primary reinsurance customers in the second half of 2008 ($7.3 billion), along with negotiated settlements of certain CDO obligations, prepayments or refundings of public finance transactions and the amortization or scheduled maturity of our insured portfolio, partially offset by the implementation of the accounting standard regarding accounting for financial guarantee insurance contracts in the first quarter of 2009, which added $2.4 billion of net par outstanding for legal defeasances. In light of our decision in 2008 to discontinue writing new business for the foreseeable future, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to prudently reduce our financial guaranty risk in force.

•	Credit Performance. The credit quality of our financial guaranty insurance portfolio deteriorated during the first nine months of 2009.

Our internal ratings on our total CDO portfolio migrated downward during the first nine months of 2009 with 11.7% of our net par exposure rated BBB or below internally as of September 30, 2009, compared to 3.7% as of December 31, 2008.

Our directly insured corporate CDO portfolio, representing 84.2% of the net par outstanding of our total CDO portfolio at September 30, 2009, remains highly rated based on our internal ratings. Based on our internal ratings as of September 30, 2009, 81.3% of our aggregate net par exposure with respect to our directly insured corporate CDOs was AAA rated, while only 2.2% of such exposure was below investment-grade.

Our portfolio of CDO transactions with predominantly trust preferred securities (“TruPs”) as collateral (“Direct TruPs CDOs”) further deteriorated during the third quarter, with subordination levels in these transactions being reduced by a significant number of defaults and interest deferrals by issuers of TruPs in the CDO collateral pools. As a result of this deterioration, one of our Direct TruPs CDOs defaulted on the payment of interest in October 2009. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our Direct TruPs CDO portfolio.

Our two CDOs of ABS transactions have also shown deterioration since December 31, 2008. One $150.0 million transaction, which was downgraded internally from AAA to AA- in the first quarter of 2009, matures in March 2010. The other $468.3 million CDO of ABS transaction, which has experienced significant deterioration in its underlying collateral and is expected to experience an interest shortfall in the near future, is further discussed in “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below.

Exposure to all four categories of domestic RMBS outside of our insured CDO portfolio was reduced over the past nine months, primarily due to the Ambac Commutation. In particular, exposure to RMBS supported by home equity lines of credit collateral pools declined from $180 million to $99 million. Our below investment-grade exposure (based on our internal ratings) to domestic RMBS outside of our insured CDO portfolio also was reduced during the third quarter of 2009 due to the Ambac Commutation (a reduction from 62.6% of net par outstanding as of June 30, 2009 to 48.5% as of September 30, 2009). All below investment-grade domestic RMBS exposure is on our Watch List and reserves have been established for these transactions, as appropriate.

Our insured public finance portfolio continued to experience credit deterioration during the first nine months of 2009. In particular, our insured healthcare and senior care portfolios have continued to experience credit deterioration, and our insured education portfolio continues to experience stress due to declining philanthropy and investment returns. States and municipalities included within our government-related insured credits are also experiencing stress from the economic downturn.

See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our insured financial guaranty portfolio.

Financial Services

Net income for Sherman decreased by approximately 49.8% for the first nine months of 2009, compared to the comparable period of 2008. Reduced business volumes led to a decrease in revenues from Sherman’s credit card origination business, which was partially offset by a decrease in operating and servicing expenses. Our share of Sherman’s net income was $23.6 million for the first nine months of 2009, compared to $44.0 million for the comparable period of 2008. Included in our results for the first nine months of 2009 was a write-off of the remaining $5.7 million intangible asset related to our acquisition of an additional interest in Sherman in 2006.

Results of Operations—Consolidated

Quarter and Nine Months Ended September 30, 2009 Compared to Quarter and Nine Months Ended September 30, 2008

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
($ in millions)	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Net (loss) income	$(70.5)	$36.7	n/m	$(56.0)	$(160.2)	(65.0)%
Net premiums written—insurance	(38.1)	202.5	n/m	280.6	669.4	(58.1)
Net premiums earned—insurance	209.5	249.7	(16.1)%	614.3	740.8	(17.1)
Net investment income	54.0	65.2	(17.2)	163.6	196.3	(16.7)
Change in fair value of derivative instruments	(30.9)	164.8	n/m	(43.0)	928.8	n/m
Net gains (losses) on other financial instruments	96.5	(48.6)	n/m	176.0	(74.7)	n/m
Net impairment losses recognized in earnings	—	(15.1)	n/m	(0.9)	(52.2)	(98.3)
Other income	2.5	2.8	(10.7)	10.5	9.6	9.4
Provision for losses	404.9	544.9	(25.7)	864.4	1,586.5	(45.5)
Provision for premium deficiency	(31.6)	(252.2)	(87.5)	(77.6)	135.7	n/m
Policy acquisition costs	14.2	20.8	(31.7)	54.1	120.6	(55.1)
Other operating expenses	54.0	80.8	(33.2)	161.3	199.8	(19.3)
Interest expense	11.3	13.9	(18.7)	35.9	40.2	(10.7)
Equity in net income of affiliates	7.9	15.8	(50.0)	23.6	44.0	(46.4)
Income tax benefit	(42.8)	(10.3)	n/m	(38.0)	(130.0)	(70.8)

n/m—not meaningful

Net (Loss) Income.    Our net loss for the three and nine months ended September 30, 2009 was $70.5 million and $56.0 million, respectively, or $0.86 and $0.69 per share (diluted), respectively, compared to net income of $36.7 million and a net loss of $160.2 million, or $0.46 and $2.01 per share (diluted), respectively, for the corresponding periods of 2008. The increase in net loss for the third quarter of 2009 compared to the third quarter of 2008 was mainly due to a decrease in change in fair value of derivative instruments. This was partially offset by net gains on other financial instruments and a reduction in our mortgage insurance provision for losses due mainly to an increase in our expected rates of insurance rescissions and claim denials and captive reinsurance termination recoveries. The results for the third quarter of 2008 include a $271.7 million reduction of the $421.8 million reserve for first-lien premium deficiency reserve which was established in the second quarter of 2008. The decrease in net loss for the nine months ended September 30, 2009 was primarily due to net gains on other financial instruments, the reduction in the provision for losses and the lack of a provision for first-lien premium deficiency, which was present in 2008. Partially offsetting these was a significant decrease in change in fair value of derivative instruments.

Net Premiums Written and Earned.    Consolidated net premiums written for the three and nine months ended September 30, 2009 were ($38.1) million and $280.6 million, respectively, compared to $202.5 million and $669.4 million, respectively, for the corresponding periods of 2008. Consolidated net premiums earned for the three and nine months ended September 30, 2009 were $209.5 million and $614.3 million, respectively, compared to $249.7 million and $740.8 million, respectively, for the corresponding periods of 2008. Premiums written and earned in our mortgage insurance segment decreased as a result of an industry-wide decline in the amount of new mortgage insurance written. In addition, we discontinued writing new financial guaranty business in the second half of 2008, which further contributed to the decrease in 2009 premiums written and earned. Our net premiums earned were adversely affected for the three and nine months ended September 30, 2009, by $7.8 million and $51.3 million, respectively, as a result of a significant increase in estimated premium refunds associated with our expectation of increased rescissions. As a result of the Ambac Commutation, premiums written for the three and nine months ended September 30, 2009 decreased by $185.6 million and premiums earned for the nine months ended September 30, 2009, decreased by $15.3 million.

Net Investment Income.    Net investment income was $54.0 million and $163.6 million, respectively, for the three and nine months ended September 30, 2009, compared to $65.2 million and $196.3 million, respectively, for the corresponding periods of 2008. This decrease in net investment income was due to a decrease in yields on invested assets, primarily as a result of a significant re-allocation of our investment portfolio to shorter term investments in anticipation of increasing claim payments in our mortgage insurance segment.

Change in Fair Value of Derivative Instruments.    For the three and nine months ended September 30, 2009, the change in fair value of derivative instruments was a net loss of $30.9 million and $43.0 million, respectively, compared to net gains of $164.8 million and $928.8 million, respectively, for the corresponding periods of 2008. The change in fair value of derivative instruments for the three and nine months ended September 30, 2009 and 2008 is detailed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Operations (In millions)	2009	2008	2009	2008
Net premiums earned—derivatives	$13.4	$18.7	$42.6	$64.8
Financial Guaranty credit derivative liabilities	(20.9)	156.9	(22.9)	724.7
NIMS	0.7	(35.9)	(8.8)	119.1
Mortgage Insurance domestic and international CDS	6.5	40.7	(15.0)	(30.5)
Put options on Money Market committed preferred custodial trust securities (“CPS”)	(29.8)	(14.4)	(31.6)	57.6
Other	(0.8)	(1.2)	(7.3)	(6.9)

Change in fair value of derivative instruments	$(30.9)	$164.8	$(43.0)	$928.8

The results for the third quarter and nine months ended September 30, 2008 reflect the prospective impact of the adoption of the accounting standard regarding fair value measurements on January 1, 2008, which incorporates the market’s perception of our non-performance risk into the valuation. The cumulative unrealized gain attributable to the market’s perception of our non-performance risk decreased by approximately $2.6 billion during the first nine months of 2009 as presented in the table below. The decrease was primarily the result of the tightening of our credit default swap spread, which decreased by 1,143 basis points during the first nine months of 2009. Credit spreads on our insured transactions, particularly corporate CDOs, tightened during the quarter, which resulted in unrealized gains on these transactions that offset the reduction of the cumulative unrealized gain related to our non-performance risk.

The following table quantifies the impact of our non-performance risk on our derivative assets and liabilities (in aggregate by type) presented in our condensed consolidated balance sheets.

	January 1 2008	September 30 2008	December 31 2008	September 30 2009
Radian Group five-year credit default swap spread	628	2,312	2,466	1,323
(in basis points)

Product (In millions)	Cumulative Unrealized Gain at December 31, 2008	Cumulative Unrealized Gain at September 30, 2009
Corporate CDOs	$4,197.1	$901.2
Non-Corporate CDOs	948.7	1,880.3
NIMS and other	440.0	183.7

Total	$5,585.8	$2,965.2

Net Gains (Losses) on Other Financial Instruments.    Net gains on other financial instruments for the three and nine months ended September 30, 2009 were $96.5 million and $176.0 million, respectively, compared to net losses of $48.6 million and $74.7 million, respectively, for the three months and nine months ended September 30, 2008. Included in net gains for the nine months ended September 30, 2009 were: (i) $185.9 million of net unrealized gains related to the change in fair value of hybrid securities, convertible bonds and trading securities in our investment portfolio and (ii) $71.9 million of net realized gains on sales of available for sale securities in our investment portfolio. During the third quarter, we recorded a gain of $12.0 million related to the repurchase of $57.7 million of outstanding principal on our long-term debt due in 2011. These gains were partially offset by $70.4 million of losses related to the change in fair value of NIMS VIE debt, a $16.8 million realized loss related to claim payments on NIMS and $21.7 million of net losses on the sale of hybrid securities in our investment portfolio. Included in the net loss for the nine months ended September 30, 2008 were $118.0 million of net unrealized losses related to changes in the fair value of hybrid securities, primarily convertible bonds and trading securities, which were partially offset by $20.3 million of net realized gains on the sales of hybrid securities and $21.5 million of gains related to the change in fair value of the NIMS VIE debt.

Net Impairment Losses Recognized in Earnings.    For the three and nine months ended September 30, 2009, there was a negligible amount of impairment losses recognized in earnings. Net impairment losses recognized in earnings for the three and nine months ended September 30, 2008, were $15.1 million and $52.2 million, respectively. The amounts reported for the third quarter and first nine months of 2009 reflect the adoption of the accounting standard regarding recognition and presentation of other-than-temporary impairments effective April 1, 2009.

Other Income.    Other income was $2.5 million and $10.5 million, respectively, for the three and nine months ended September 30, 2009 compared to $2.8 million and $9.6 million, respectively, for the corresponding periods of 2008. Other income increased during the first nine months of 2009, primarily due to an increase in pricing for our mortgage insurance contract underwriting.

Provision for Losses.    The provision for losses for the three and nine months ended September 30, 2009 was $404.9 million and $864.4 million, respectively, compared to $544.9 million and $1,586.5 million, respectively, for the corresponding periods of 2008. The decrease in the provision for losses for 2009 was primarily driven by a decrease in our mortgage insurance provision for losses as a result of increased levels of estimated insurance rescissions and claim denials, which resulted in a lower default to claim rate used in determining our loss reserve estimate. Also impacting the mortgage insurance provision for losses in the third quarter of 2009 was an $80.1 million reduction due to the termination of certain captive reinsurance and second-lien transactions. See “Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2009 Compared to Quarter and Nine Months Ended September 30, 2008—Provision for Losses” below. The provision for losses for the nine months ended September 30, 2009 also included a reduction in financial guaranty loss reserves as a result of the Ambac Commutation and favorable developments in our structured finance direct financial guaranty insurance business, which was partially offset by an increase in expected losses in our public finance direct business.

Provision for Premium Deficiency.    The reserve for premium deficiency decreased by $31.6 million and $77.6 million, respectively, for the three and nine months ended September 30, 2009, all related to our second-lien mortgage insurance business. In the first nine months of 2009, we recorded a decrease in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves. No provision for premium deficiency existed for our first-lien mortgage insurance portfolio during the first nine months of 2009. For the three and nine months ended September 30, 2008, the provision for premium deficiency decreased by $252.2 million and $135.7 million, respectively, primarily as a result of the establishment of a first-lien premium deficiency reserve in the second quarter of 2008 and the reduction of a portion of that reserve in the third quarter of 2008. For the three months ended September 30, 2008 we reduced our previously established first-lien premium deficiency reserve by $271.7 million, primarily as a result of the transfer of first-lien premium deficiency reserves to loss reserves and premiums earned as actual losses were incurred. We reassess our expectations for future premiums and losses and expenses each quarter and update our premium deficiency accordingly.

Policy Acquisition Costs.    Policy acquisition costs were $14.2 million and $54.1 million, respectively, for the three and nine months ended September 30, 2009, compared to $20.8 million and $120.6 million, respectively, for the corresponding periods of 2008. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by estimated persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly. The total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. In the second quarter of 2009, we accelerated $8.9 million of policy acquisition costs in connection with the Ambac Commutation. During the second quarter of 2008, we wrote-off $50.8 million of deferred policy acquisition costs on our domestic first-lien mortgage insurance business originated prior to July 2008, in connection with the establishment of a first-lien premium deficiency reserve for this business, which reduced the base asset to be amortized.

Other Operating Expenses.    Other operating expenses were $54.0 million and $161.3 million, respectively, for the three and nine months ended September 30, 2009, compared to $80.8 million and $199.8 million, respectively, for the corresponding periods of 2008. The decrease in other operating expenses in 2009 compared to 2008 was primarily due to a reduction in employee costs in our financial guaranty business and other outside consulting services. The first nine months of 2008 also included a $9.0 million increase in the reserve for contract underwriting. See “Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2009 Compared to Quarter and Nine Months Ended September 30, 2008—Other Operating Expenses” below.

Interest Expense.    Interest expense was $11.3 million and $35.9 million, respectively, for the three and nine months ended September 30, 2009, compared to $13.9 million and $40.2 million, respectively, for the corresponding periods of 2008. During the first nine months of 2008, we reduced the outstanding principal amount of our revolving credit facility from $200 million to $100 million, which resulted in a decrease in interest expense in the first nine months of 2009 compared to the corresponding period in 2008. On August 6, 2009 we terminated our revolving credit facility and paid down the remaining balance of $100 million. In addition, during the third quarter of 2009 we repurchased approximately $57.7 million of outstanding principal on our 7.75% debentures due 2011.

Equity in Net Income of Affiliates.    Equity in net income of affiliates was $7.9 million and $23.6 million, respectively, for the three and nine months ended September 30, 2009, compared to $15.8 million and $44.0 million, respectively, for the corresponding periods of 2008. The results for the nine months ended September 30, 2009 reflect the write-off of the remaining $5.7 million intangible asset related to our acquisition of an additional interest in Sherman in 2006.

Income Tax Benefit.    We recorded an income tax benefit of $42.8 million and $38.0 million, respectively, for the three and nine months ended September 30, 2009, compared to an income tax benefit of $10.3 million and $130.0 million, respectively, for the corresponding periods of 2008. The consolidated effective tax rate was 37.8% and 40.4%, respectively, for the three and nine months ended September 30, 2009, compared to 39.2% and 44.8%, respectively, for the corresponding periods of 2008. The lower effective tax rate for the first nine months of 2009 reflects the increase in tax expense relating to the accounting standard regarding accounting for uncertainty in income taxes.

Results of Operations—Mortgage Insurance

Quarter and Nine Months Ended September 30, 2009 Compared to Quarter and Nine Months Ended September 30, 2008

The following table summarizes our mortgage insurance segment’s results of operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
($ in millions)	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Net loss	$(82.6)	$(47.0)	75.7%	$(158.4)	$(707.6)	(77.6)%
Net premiums written—insurance	149.0	188.6	(21.0)	465.9	598.9	(22.2)
Net premiums earned—insurance	186.9	196.2	(4.7)	534.8	605.6	(11.7)
Net investment income	33.8	38.0	(11.1)	97.5	115.8	(15.8)
Change in fair value of derivative instruments	6.7	8.6	(22.1)	(28.5)	105.5	n/m
Net gains (losses) on other financial instruments	38.6	(36.6)	n/m	64.3	(48.0)	n/m
Net impairment losses recognized in earnings	—	(3.3)	n/m	(0.9)	(18.2)	(95.1)
Other income	2.3	2.6	(11.5)	9.9	9.1	8.8
Provision for losses	376.5	519.3	(27.5)	841.0	1,539.6	(45.4)
Provision for premium deficiency	(31.6)	(252.2)	(87.5)	(77.6)	135.7	n/m
Policy acquisition costs	8.7	5.3	64.2	22.3	82.5	(73.0)
Other operating expenses	39.4	43.8	(10.0)	110.7	126.6	(12.6)
Interest expense	3.7	6.7	(44.8)	12.1	21.1	(42.7)
Income tax benefit	(45.9)	(70.5)	(34.9)	(73.0)	(428.2)	(83.0)

n/m—not meaningful

Net Loss.    Our mortgage insurance segment had a net loss for the three and nine months ended September 30, 2009 of $82.6 million and $158.4 million, respectively, compared to a net loss of $47.0 million and $707.6 million, respectively, for the corresponding periods of 2008. The significant reduction in net loss for the nine months ended September 30, 2009 compared to 2008 was the result of a reduction in the provision for losses, primarily due to increased levels of estimated insurance rescissions and claim denials and also due to a reduction in our provision for premium deficiency. In the second quarter of 2008, we recorded a first-lien premium deficiency reserve of $421.8 million. We reduced our first-lien premium deficiency reserve by $271.7 million in the third quarter of 2008 as actual incurred losses were transferred to the provision for losses in our statement of operations, and premiums were transferred to earned premiums. No provision for premium deficiency existed for our first-lien portfolio during the first nine months of 2009.

Net Premiums Written and Earned.    Net premiums written for the three and nine months ended September 30, 2009 were $149.0 million and $465.9 million, respectively, compared to $188.6 million and $598.9 million, respectively, for the corresponding periods of 2008. Net premiums earned for the three and nine months ended September 30, 2009 were $186.9 million and $534.8 million, respectively, compared to $196.2 million and $605.6 million, respectively, for the corresponding periods of 2008. Premiums written and earned decreased during 2009 primarily as the result of the overall industry-wide decrease in the volume of new primary insurance written during 2008 and 2009. In addition, we ceased writing second-lien business in the second half of 2007, which resulted in a decrease in premiums written and earned from this product in 2008 and 2009 as this business runs off. Our net premiums earned were adversely affected for the three and nine months ended September 30, 2009, by $7.8 million and $51.3 million, respectively, as a result of a significant increase in estimated premium refunds associated with our expectation of increased rescissions.

The following table provides additional information related to premiums written and earned for the three and nine month periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2009	September 30 2008	September 30 2009	September 30 2008
Premiums written (in thousands)
Primary and Pool Insurance	$169,180	$186,524	$483,872	$578,770
Second-lien	(1,493)	2,044	(750)	8,430
International	(18,687)	15	(17,244)	11,664

Total premiums written—insurance	$149,000	$188,583	$465,878	$598,864

Premiums earned (in thousands)
Primary and Pool Insurance	$182,582	$187,596	$517,770	$575,017
Second-lien	1,264	3,250	4,649	14,378
International	3,013	5,361	12,370	16,173

Total premiums earned—insurance	$186,859	$196,207	$534,789	$605,568

Smart Home (in thousands)
Ceded premiums written	$2,482	$3,099	$8,041	$9,953
Ceded premiums earned	$2,482	$3,099	$8,041	$9,953

Net Investment Income.    Net investment income was $33.8 million and $97.5 million, respectively, for the three and nine months ended September 30, 2009, compared to $38.0 million and $115.8 million, respectively, for the corresponding periods of 2008. The decrease in investment income in the third quarter and first nine months of 2009 compared to the comparable periods of 2008 reflects a decrease in yields related to invested assets as a result of a reallocation of our investment portfolio to shorter term investments in anticipation of future claim payments.

Change in Fair Value of Derivative Instruments.    For the three and nine months ended September 30, 2009, the change in fair value of derivative instruments was a net gain of $6.7 million and a net loss of $28.5 million, respectively, compared to net gains of $8.6 million and $105.5 million, respectively, for the corresponding periods of 2008. The results for the first nine months of 2009 reflect a $8.8 million net loss on NIMS and a $15.0 million net loss on domestic and international CDS, compared to a $119.1 million net gain on NIMS and a $30.5 million net loss on domestic and international CDS in the first nine months of 2008. The 2008 amounts reflect the initial implementation of a new accounting standard regarding fair value measurements.

Net Gains (Losses) on Other Financial Instruments.    Net gains on other financial instruments for the three and nine months ended September 30, 2009 were $38.6 million and $64.3 million, respectively, compared to net losses of $36.6 million and $48.0 million, respectively, for the three and nine months ended September 30, 2008. Included in net gains for the nine months ended September 30, 2009 were unrealized gains related to the change in fair value of hybrid securities and trading securities in our investment portfolio of $134.3 million and net realized gains on sales of available for sale securities of $29.3 million. This was partially offset by unrealized losses of $70.4 million related to the change in fair value of the NIMS VIE debt and a $16.8 million realized loss related to claim payments on NIMS. Included in the nine months ended September 30, 2008 were unrealized losses related to changes in fair value of hybrid and trading securities of $99.8 million, partially offset by net realized gains on the sales of hybrid securities of approximately $14.8 million and $21.5 million in gains related to the change in fair value of the NIMS VIE debt.

Net Impairment Losses Recognized in Earnings.    There was a negligible amount of impairment losses recognized in earnings for the three months ended September 30, 2009. Net impairment losses recognized in earnings for the nine months ended September 30, 2009 were $0.9 million compared to $3.3 million and $18.2 million, respectively, for the three and nine months ended September 30, 2008, respectively.

Other Income.    Other income for the three and nine months ended September 30, 2009 was $2.3 million and $9.9 million, respectively, compared to $2.6 million and $9.1 million, respectively, for the corresponding periods of 2008. Other income mostly includes income related to contract underwriting services, which was higher in the first nine months of 2009, primarily as a result of increased pricing.

Provision for Losses.    The provision for losses for the three and nine months ended September 30, 2009 was $376.5 million and $841.0 million, respectively, compared to $519.3 million and $1,539.6 million, respectively, for the corresponding periods of 2008. Our mortgage insurance loss provision continues to be negatively impacted by an increase in new defaults, generally higher average loan balances on delinquent loans and an aging of existing defaults. The provision for losses for 2009 includes increased levels of estimated insurance rescissions and claim denials, which resulted in a lower default to claim rate used in determining our loss reserve estimate. In the third quarter and the first nine months of 2009, we rescinded or denied approximately $307.0 million and $956.9 million, respectively, of claims submitted to us for payment (“submitted claims”), compared to $138.9 million and $355.8 million, respectively, for the comparable periods of 2008. These amounts include a small amount of submitted claims that were subsequently withdrawn by the insured. In addition, due to deductibles and other exposure limitations included in our transactions, the amount of submitted claims rescinded or denied does not necessarily reflect the amounts we would have had to pay absent such rescissions and denials. Our mortgage insurance loss provision was also reduced by $80.1 million due to the termination of certain captive reinsurance and second-lien transactions.

The following table shows the cumulative rescission rates in the quarter the claims were received through the periods indicated.

Quarter Claim Received		Cumulative Rescission Rate for each quarter (1)	Percentage of Review Completed (2)
Structured	Q1 2008	17.2%	100%
	Q2 2008	17.4%	99%
	Q3 2008	24.0%	97%
	Q4 2008	28.5%	92%
	Q1 2009	21.4%	63%

Flow	Q1 2008	8.9%	99%
	Q2 2008	9.9%	98%
	Q3 2008	16.5%	95%
	Q4 2008	15.0%	91%
	Q1 2009	10.6%	66%

Total	Q1 2008	12.8%	100%
	Q2 2008	13.6%	99%
	Q3 2008	20.0%	96%
	Q4 2008	21.3%	91%
	Q1 2009	15.5%	65%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent the cumulative rate for each quarter as of September 30, 2009 based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.
(2)	For each quarter, represents the number of claims that have been reviewed to completion as a percentage of the total number of claims received for the quarter. For the second and third quarters of 2009, the review has not yet been completed for a significant portion of claims received in those quarters; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful and are therefore not presented here.

Provision for Premium Deficiency.    The reserve for premium deficiency decreased by $31.6 million and $77.6 million, respectively, for the three and nine months ended September 30, 2009. In the first nine months of 2009, we recorded a decrease in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves. No provision for premium deficiency existed for our first-lien mortgage insurance portfolio during the first nine months of 2009. For the three and nine months ended September 30, 2008, the provision for premium deficiency was ($252.2) million and $135.7 million, respectively, primarily resulting from the establishment of a first-lien premium deficiency reserve in the second quarter of 2008. We reduced our reserve for first-lien premium deficiency established in the second quarter of 2008 by $271.7 million in the third quarter of 2008, primarily as a result of the transfer of the first-lien premium deficiency reserves to loss reserves and premiums earned as actual losses were incurred and premiums were earned. We reassess our expectations for future premiums and losses and expenses each quarter and update our premium deficiency accordingly. See “Critical Accounting Policies—Reserve for Premium Deficiency” below for a description of our reserving process.

Policy Acquisition Costs.    Policy acquisition costs were $8.7 million and $22.3 million, respectively, for the three and nine months ended September 30, 2009, compared to $5.3 million and $82.5 million, respectively, for the corresponding periods of 2008. The decrease in policy acquisition costs in the first nine months of 2009 compared to 2008 is primarily attributed to the write-off of $50.8 million of deferred policy acquisition costs in June 2008 in connection with the establishment of a first-lien premium deficiency reserve, which reduced the base asset to be amortized.

Other Operating Expenses.    Other operating expenses were $39.4 million and $110.7 million, respectively, for the three and nine months ended September 30, 2009, compared to $43.8 million and $126.6 million, respectively, for the corresponding periods of 2008. The decrease in other operating expenses in 2009 was primarily due to lower employee costs and lower contract underwriting costs. Contract underwriting expenses for the three and nine months ended September 30, 2009, including the impact of reserves for remedies, were $0.1 million and $9.6 million, respectively, compared to $3.3 million and $24.6 million, respectively, for the corresponding periods of 2008. During the first nine months of 2009, loans underwritten via contract underwriting for flow business accounted for 14.8% of applications, 13.2% of commitments for insurance and 13.1% of insurance certificates issued, compared to 11.9%, 11.2% and 10.1%, respectively, for the comparable period of 2008.

Interest Expense.    Interest expense was $3.7 million and $12.1 million, respectively, for the three and nine months ended September 30, 2009, compared to $6.7 million and $21.1 million, respectively, for the corresponding periods of 2008. Both periods include an allocation to the mortgage insurance segment of interest on our long-term debt and other borrowings, based on allocated capital.

Income Tax Benefit.    We recorded an income tax benefit of $45.9 million and $73.0 million, respectively, for the three and nine months ended September 30, 2009, compared to an income tax benefit of $70.5 million and $482.2 million, respectively, for the corresponding periods of 2008. The effective tax rate was 35.7% and 31.6%, respectively, for the three and nine months ended September 30, 2009, compared to 60.0% and 37.7%, respectively, for the corresponding periods of 2008. The increase in tax expense relating to uncertain tax positions has caused a lower effective tax rate for the nine months ended September 30, 2009. The higher effective tax rate for the three months ended September 30, 2008 reflects the higher ratio of income generated from tax-advantaged investment securities compared to our loss generated from operations and the additional benefit realized upon the completion and filing of our 2007 consolidated federal income tax return.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	September 30 2009		June 30 2009		September 30 2008
	($ in millions)
Primary new insurance written (“NIW”)
Flow	$3,446	100.0%	$5,499	100.0%	$7,524	99.8%
Structured	—	—	—	—	16	0.2

Total Primary	$3,446	100.0%	$5,499	100.0%	$7,540	100.0%

Flow
Prime	$3,441	99.9%	$5,492	99.9%	$7,405	98.4%
Alt-A	1	—	1	—	96	1.3
A minus and below	4	0.1	6	0.1	23	0.3

Total Flow	$3,446	100.0%	$5,499	100%	$7,524	100.0%

Structured
Prime	$—	—%	$—	—%	$16	100.0%
Alt-A	—	—	—	—	—	—

Total Structured	$—	—%	$—	—%	$16	100.0%

Total
Prime	$3,441	99.9%	$5,492	99.9%	$7,421	98.4%
Alt-A	1	—	1	—	96	1.3
A minus and below	4	0.1	6	0.1	23	0.3

Total Primary	$3,446	100.0%	$5,499	100.0%	$7,540	100.0%

	Nine Months Ended
	September 30 2009		September 30 2008
	($ in millions)
Primary new insurance written
Flow	$14,555	100.0%	$26,240	95.5%
Structured	—	—	1,234	4.5

Total Primary	$14,555	100.0%	$27,474	100.0%

Flow
Prime	$14,530	99.8%	$24,356	92.8%
Alt-A	11	0.1	1,154	4.4
A minus and below	14	0.1	730	2.8

Total Flow	$14,555	100.0%	$26,240	100.0%

Structured
Prime	$—	—%	$1,232	99.8%
Alt-A	—	—	2	0.2

Total Structured	$—	—%	$1,234	100.0%

Total
Prime	$14,530	99.8%	$25,588	93.1%
Alt-A	11	0.1	1,156	4.2
A minus and below	14	0.1	730	2.7

Total Primary	$14,555	100.0%	$27,474	100.0%

	Three Months Ended
	September 30 2009		June 30 2009		September 30 2008
	($ in millions)
Total primary new insurance written by FICO score
Flow
>=740	$2,570	74.6%	$4,009	72.9%	$4,082	54.2%
680-739	831	24.1	1,402	25.5	2,662	35.4
620-679	45	1.3	87	1.6	773	10.3
<=619	—	—	1	—	7	0.1

Total Flow	$3,446	100.0%	$5,499	100.0%	$7,524	100.0%

Structured
>=740	$—	—%	$—	—%	$12	75.0%
680-739	—	—	—	—	4	25.0

Total Structured	$—	—%	$—	—%	$16	100.0%

Total
>=740	$2,570	74.6%	$4,009	72.9%	$4,094	54.3%
680-739	831	24.1	1,402	25.5	2,666	35.3
620-679	45	1.3	87	1.6	773	10.3
<=619	—	—	1	—	7	0.1

Total Primary	$3,446	100.0%	$5,499	100.0%	$7,540	100.0%

	Three Months Ended
	September 30 2009		June 30 2009		September 30 2008
Percentage of primary new insurance written
Refinances		30%		46%		20%
95.01% LTV and above		<1%		<1%		3%
Adjustable rate mortgages (“ARMs”)
Less than five years		<1%		<1%		1%
Five years and longer		2%		<1%		10%
Primary risk written ($ in millions)
Flow	$756	100.0%	$1,178	100.0%	$1,770	99.9%
Structured	—	—	—	—	2	0.1

Total	$756	100.0%	$1,178	100.0%	$1,772	100.0%

	Nine Months Ended
	September 30 2009		September 30 2008
	($ in millions)
Total primary new insurance written by FICO score
Flow
>=740	$10,464	71.9%	$11,912	45.4%
680-739	3,822	26.3	9,729	37.1
620-679	268	1.8	4,223	16.1
<=619	1	—	376	1.4

Total Flow	$14,555	100.0%	$26,240	100.0%

Structured
>=740	$—	—%	$780	63.2%
680-739	—	—	437	35.4
620-679	—	—	17	1.4

Total Structured	$—	—%	$1,234	100.0%

Total
>=740	$10,464	71.9%	$12,692	46.2%
680-739	3,822	26.3	10,166	37.0
620-679	268	1.8	4,240	15.4
<=619	1	—	376	1.4

Total Primary	$14,555	100.0%	$27,474	100.0%

Percentage of primary new insurance written
Refinances		43%		33%
95.01% LTV and above		<1%		13%
ARMs
Less than five years		<1%		1%
Five years and longer		<1%		9%
Primary risk written ($ in millions)
Flow	$3,130	100.0%	$6,317	95.2%
Structured	—	—	316	4.8

Total	$3,130	100.0%	$6,633	100.0%

	September 30 2009		June 30 2009		September 30 2008
	($ in millions)
Primary insurance in force
Flow	$122,912	79.9%	$123,412	79.5%	$119,593	77.5%
Structured	30,876	20.1	31,845	20.5	34,699	22.5

Total Primary	$153,788	100.0%	$155,257	100.0%	$154,292	100.0%

Prime	$113,518	73.8%	$113,749	73.3%	$109,432	70.9%
Alt-A	30,012	19.5	30,918	19.9	33,404	21.7
A minus and below	10,258	6.7	10,590	6.8	11,456	7.4

Total Primary	$153,788	100.0%	$155,257	100.0%	$154,292	100.0%

Primary risk in force
Flow	$30,388	88.0%	$30,574	87.7%	$29,968	86.4%
Structured	4,131	12.0	4,272	12.3	4,701	13.6

Total Primary	$34,519	100.0%	$34,846	100.0%	$34,669	100.0%

Flow
Prime	$25,253	83.1%	$25,269	82.7%	$24,242	80.9%
Alt-A	3,257	10.7	3,372	11.0	3,674	12.3
A minus and below	1,878	6.2	1,933	6.3	2,052	6.8

Total Flow	$30,388	100.0%	$30,574	100.0%	$29,968	100.0%

Structured
Prime	$2,152	52.1%	$2,231	52.2%	$2,451	52.1%
Alt-A	1,305	31.6	1,340	31.4	1,451	30.9
A minus and below	674	16.3	701	16.4	799	17.0

Total Structured	$4,131	100.0%	$4,272	100.0%	$4,701	100.0%

Total
Prime	$27,405	79.4%	$27,500	78.9%	$26,693	77.0%
Alt-A	4,562	13.2	4,712	13.5	5,125	14.8
A minus and below	2,552	7.4	2,634	7.6	2,851	8.2

Total Primary	$34,519	100.0%	$34,846	100.0%	$34,669	100.0%

	September 30 2009		June 30 2009		September 30 2008
	($ in millions)
Total primary risk in force by FICO score
Flow
>=740	$10,449	34.4%	$10,225	33.4%	$8,999	30.0%
680-739	11,002	36.2	11,152	36.5	11,101	37.0
620-679	7,561	24.9	7,780	25.5	8,318	27.8
<=619	1,376	4.5	1,417	4.6	1,550	5.2

Total Flow	$30,388	100.0%	$30,574	100.0%	$29,968	100.0%

Structured
>=740	$1,114	27.0%	$1,153	27.0%	$1,254	26.7%
680-739	1,314	31.8	1,349	31.6	1,452	30.9
620-679	1,083	26.2	1,125	26.3	1,255	26.7
<=619	620	15.0	645	15.1	740	15.7

Total Structured	$4,131	100.0%	$4,272	100.0%	$4,701	100.0%

Total
>=740	$11,563	33.5%	$11,378	32.7%	$10,253	29.6%
680-739	12,316	35.7	12,501	35.9	12,553	36.2
620-679	8,644	25.0	8,905	25.6	9,573	27.6
<=619	1,996	5.8	2,062	5.8	2,290	6.6

Total Primary	$34,519	100.0%	$34,846	100.0%	$34,669	100.0%

Percentage of primary risk in force
Refinances		31%		31%		31%
95.01% LTV and above		21%		21%		23%
ARMs
Less than five years		8%		8%		9%
Five years and longer		8%		9%		9%

	September 30 2009		June 30 2009		September 30 2008
	($ in millions)
Total primary risk in force by LTV
85.00% and below	$3,556	10.3%	$3,608	10.4%	$3,659	10.6%
85.01% to 90.00%	12,690	36.7	12,709	36.5	12,045	34.7
90.01% to 95.00%	11,142	32.3	11,195	32.1	11,003	31.7
95.01% and above	7,131	20.7	7,334	21.0	7,962	23.0

Total Primary	$34,519	100.0%	$34,846	100.0%	$34,669	100.0%

Total primary risk in force by policy year
2005 and prior	$10,140	29.4%	$10,576	30.3%	$11,983	34.6%
2006	4,650	13.4	4,807	13.8	5,342	15.4
2007	9,823	28.4	10,091	29.0	10,896	31.4
2008	6,887	20.0	7,054	20.2	6,448	18.6
2009	3,019	8.8	2,318	6.7	—	—

Total Primary	$34,519	100.0%	$34,846	100.0%	$34,669	100.0%

	September 30 2009		June 30 2009		September 30 2008
	($ in millions)
Pool risk in force
Prime	$1,973	70.3%	$1,997	70.3%	$2,096	70.7%
Alt-A	284	10.1	287	10.1	290	9.8
A minus and below	549	19.6	557	19.6	577	19.5

Total pool risk in force	$2,806	100.0%	$2,841	100.0%	$2,963	100.0%

	September 30 2009	June 30 2009	September 30 2008
	($ in millions)
Other risk in force
Second-lien
1st loss	$184	$223	$289
2nd loss	100	131	407
NIMS	418	418	456
International
1st loss-Hong Kong primary mortgage insurance	316	358	442
Reinsurance	—	171	139
CDS	3,132	3,247	7,567
Other
Domestic CDS	—	—	162

Total other risk in force	$4,150	$4,548	$9,462

	September 30 2009	June 30 2009	September 30 2008
Default Statistics
Primary insurance:
Flow
Prime
Number of insured loans	621,794	625,528	619,035
Number of loans in default	69,287	58,012	33,330
Percentage of total loans in default	11.14%	9.27%	5.38%

Alt-A
Number of insured loans	62,860	64,977	70,814
Number of loans in default	21,563	19,969	13,853
Percentage of total loans in default	34.30%	30.73%	19.56%

A minus and below
Number of insured loans	55,657	57,311	60,946
Number of loans in default	19,885	17,988	13,436
Percentage of total loans in default	35.73%	31.39%	22.05%

Total Flow
Number of insured loans	740,311	747,816	750,795
Number of loans in default	110,735	95,969	60,619
Percentage of total loans in default	14.96%	12.83%	8.07%

Structured
Prime
Number of insured loans	60,931	62,986	68,744
Number of loans in default	8,496	7,911	5,900
Percentage of total loans in default	13.94%	12.56%	8.58%

Alt-A
Number of insured loans	74,911	76,814	82,187
Number of loans in default	25,098	23,225	15,499
Percentage of total loans in default	33.50%	30.24%	18.86%

A minus and below
Number of insured loans	19,861	20,611	23,337
Number of loans in default	7,669	7,680	7,784
Percentage of total loans in default	38.61%	37.26%	33.35%

Total Structured
Number of insured loans	155,703	160,411	174,268
Number of loans in default	41,263	38,816	29,183
Percentage of total loans in default	26.50%	24.20%	16.75%

Total Primary Insurance
Prime
Number of insured loans	682,725	688,514	687,779
Number of loans in default	77,783	65,923	39,230
Percentage of total loans in default	11.39%	9.57%	5.70%

Alt-A
Number of insured loans	137,771	141,791	153,001
Number of loans in default	46,661	43,194	29,352
Percentage of total loans in default	33.87%	30.46%	19.18%

A minus and below
Number of insured loans	75,518	77,922	84,283
Number of loans in default	27,554	25,668	21,220
Percentage of total loans in default	36.49%	32.94%	25.18%

Total Primary
Number of insured loans	896,014	908,227	925,063
Number of loans in default (1)	151,998	134,785	89,802
Percentage of total loans in default	16.96%	14.84%	9.71%

Pool insurance
Number of loans in default (2)	36,889	34,513	29,487

(1)	Includes an estimated 6,052, 6,782 and 5,232 defaults at September 30, 2009, June 30, 2009, and September 30, 2008, respectively, with no loss reserves because they were associated with transactions where either reserves had not been established because no claim payment was anticipated primarily due to deductibles or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.
(2)	Includes an estimated 21,313, 22,417 and 21,882 defaults at September 30, 2009, June 30, 2009, and September 30, 2008, respectively, with no loss reserves because they were associated with transactions where either reserves had not been established because no claim payment was anticipated primarily due to deductibles or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been past due for 60 days.

The total number of loans in default, including second-liens, increased from 153,259 at December 31, 2008 to 194,803 at September 30, 2009. The average loss reserve per default decreased from $19,509 at December 31, 2008 to $17,391 at September 30, 2009. Primary and pool defaults at September 30, 2009 included an estimated 6,052 and 21,313 defaults, respectively, on loans with no loss reserves because they were associated with transactions where either reserves have not been established because no claim payment was anticipated primarily due to deductibles or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible. At December 31, 2008, primary and pool defaults included approximately 5,373 and 23,364 defaults, respectively, for the same reasons. Excluding those defaults, the average loss reserve per default was $20,233 and $24,012 at September 30, 2009 and December 31, 2008, respectively.

	Three Months Ended			Nine Months Ended
	September 30 2009	June 30 2009	September 30 2008	September 30 2009	September 30 2008
	(In thousands)
Direct claims paid:
Prime	$104,605	$72,752	$98,269	$246,816	$222,975
Alt-A	61,538	41,441	68,960	149,249	152,438
A minus and below	43,989	35,154	65,280	115,873	162,911
Second-lien and other	10,790	18,338	44,882	51,735	138,094

Subtotal	220,922	167,685	277,391	563,673	676,418
Impact of captive terminations	(107,747)	—	—	(107,747)	—
Impact of second-lien terminations	22,323	—	—	87,323	—

Net total	$135,498	$167,685	$277,391	$543,249	$676,418

Average claim paid: (1)
Prime	$43.2	$41.3	$45.0	$42.2	$40.0
Alt-A	55.4	52.6	58.7	54.0	53.9
A minus and below	39.6	38.6	42.6	38.8	38.6
Second-lien and other	42.5	43.4	36.9	42.2	35.1
Total	$45.1	$43.2	$45.4	$44.0	$40.8

(1)	Calculated prior to impact of captive and second-lien terminations.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans the highest level is expected to be reached in the second through fourth years. Based on these trends, approximately 53.4% of our primary risk in force at September 30, 2009 had not yet reached its highest claim frequency years compared to

62.5% at December 31, 2008. The insurance we have written from late 2005 through the first half of 2008 has experienced default and claim activity sooner than has been the case for our historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

	Three Months Ended			Nine Months Ended
	September 30 2009	June 30 2009	September 30 2008	September 30 2009	September 30 2008
	($ in thousands)
States with highest claims paid:
California	$38,343	$22,879	$40,596	$86,357	$83,768
Florida	21,386	13,576	15,809	46,663	32,853
Michigan	16,678	13,389	19,971	44,209	52,061
Arizona	17,936	10,526	8,808	36,263	16,741
Georgia	12,518	9,979	12,427	30,889	32,637

Percentage of total claims paid:
California	17.4%	13.6%	14.6%	15.3%	12.4%
Florida	9.7	8.1	5.7	8.3	4.9
Michigan	7.6	8.0	7.2	7.8	7.7
Arizona	8.1	6.3	3.2	6.4	2.5
Georgia	5.7	6.0	4.5	5.5	4.8

States with highest number of defaults:
Florida	24,798	22,484	14,019
California	18,399	16,485	9,969
Illinois	7,745	6,667	4,241
Georgia	7,363	6,450	4,374
Michigan	6,960	6,312	4,902

Claims paid in California, Florida, and Arizona have increased significantly as home price depreciation in those states has been greater than the national average. California and Florida also contain a higher percentage of Alt-A loans, which have had a higher claim frequency. We believe that claims in the Midwest and Southeast have been rising, and will continue to rise, due to the weak industrial sector of the economy in those areas and significant home price depreciation in those states. A much higher level of claims exist in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state.

A higher proportion of delinquencies were from loans in Florida and California, which suggests that claims paid in those states will continue to increase, perhaps significantly, throughout 2009 and into 2010.

The following table shows our direct primary mortgage insurance risk in force by location of property for the top ten states and the related percentage of our direct primary mortgage insurance risk in force.

Top Ten States	September 30 2009		June 30 2009		September 30 2008
	($ in millions)
Primary risk in force
California	$4,063	11.8%	$4,062	11.7%	$3,491	10.1%
Florida	3,019	8.8	3,054	8.8	3,070	8.9
Texas	2,235	6.5	2,271	6.5	2,276	6.6
Georgia	1,591	4.6	1,608	4.6	1,640	4.7
Illinois	1,579	4.6	1,576	4.5	1,584	4.6
Ohio	1,472	4.3	1,489	4.3	1,551	4.5
New York	1,382	4.0	1,404	4.0	1,431	4.1
New Jersey	1,208	3.5	1,216	3.5	1,203	3.5
Michigan	1,142	3.3	1,155	3.3	1,178	3.4
Arizona	1,142	3.3	1,151	3.3	1,100	3.2

Subtotal	18,833	54.7	18,986	54.5	18,524	53.6
Other states	15,686	45.3	15,860	45.5	16,145	46.4

Total primary risk in force:	$34,519	100.0%	$34,846	100.0%	$34,669	100.0%

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer) for the nine months ended September 30, 2009, measured by primary new insurance written, accounted for 15.2% of primary new insurance written compared to 21.8% for the largest single customer in the nine months ended September 30, 2008.

	As of and for the Three Months Ended			Nine Months Ended
	September 30 2009	June 30 2009	September 30 2008	September 30 2009	September 30 2008
	(In thousands)
Provision for losses	$376,488	$142,802	$519,257	$840,974	$1,539,561
Reserve for losses	$3,387,740	$3,122,444	$2,496,412
Reserves for losses by category:
Prime	$1,125,684	$965,690	$667,349
Alt-A	922,420	887,068	844,551
A minus and below	454,844	448,527	432,001
Pool insurance	211,399	152,824	87,429
Second-lien (1)	81,462	99,003	153,839
Other	74	1,781	1,436

Reserve for losses, net of reinsurance recoverables	2,795,883	2,554,893	2,186,605
Reinsurance recoverables (2)	591,857	567,551	309,807

Total	$3,387,740	$3,122,444	$2,496,412

Provision for premium deficiency	$(31,569)	$2,184	$(252,170)	$(77,569)	$135,727
Reserve for premium deficiency	$9,291	$40,861	$331,373

(1)	Does not include second-lien premium deficiency reserve.
(2)	Represents ceded losses on captive transactions and Smart Home.

	As of and for Three Months Ended			Nine Months Ended
	September 30 2009	June 30 2009	September 30 2008	September 30 2009	September 30 2008
First-Lien Captives
Premiums ceded to captives (in millions)	$31.0	$37.5	$34.6	$103.0	$104.4
% of total premiums	14.3%	18.3%	15.4%	16.4%	15.2%
NIW subject to captives (in millions)	$144.3	$430.6	$2,103.6	$1,615.7	$10,268.1
% of primary NIW	4.2%	7.8%	27.9%	11.1%	37.4%
IIF (1) subject to captives	34.2	34.8	36.6
RIF (2) subject to captives	47.6	47.1	41.0
Persistency (12 months ended)	87.0	87.0	83.9

(1)	Insurance in force.
(2)	Risk in force.

	September 30 2009		September 30 2008
	($ in millions)
Alt-A Information
Primary risk in force by FICO score
>=740	$1,121	24.6%	$1,256	24.5%
680-739	2,202	48.2	2,452	47.8
660-679	666	14.6	755	14.7
620-659	543	11.9	628	12.3
<=619	30	0.7	34	0.7

Total	$4,562	100.0%	$5,125	100.0%

Primary risk in force by LTV
85.00% and below	$1,195	26.2%	$1,308	25.5%
85.01% to 90.00%	1,880	41.2	2,131	41.6
90.01% to 95.00%	1,175	25.8	1,330	26.0
95.01% and above	312	6.8	356	6.9

Total	$4,562	100.0%	$5,125	100.0%

Primary risk in force by policy year
2005 and prior	$1,428	31.3%	$1,647	32.1%
2006	1,010	22.1	1,141	22.3
2007	1,886	41.4	2,083	40.6
2008	237	5.2	254	5.0
2009	1	—	—	—

Total	$4,562	100.0%	$5,125	100.0%

Results of Operations—Financial Guaranty

Quarter and Nine Months Ended September 30, 2009 Compared to Quarter and Nine Months Ended September 30, 2008

The following table summarizes the results of operations for our financial guaranty segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	($ in millions)
Net income	$4.2	$74.4	(94.4)%	$84.5	$522.4	(83.8)%
Net premiums written—insurance	(187.1)	13.9	n/m	(185.3)	70.5	n/m
Net premiums earned—insurance	22.6	53.5	(57.8)	79.5	135.2	(41.2)
Net investment income	20.2	27.2	(25.7)	66.1	80.5	(17.9)
Change in fair value of derivative instruments	(37.5)	156.2	n/m	(14.5)	823.2	n/m
Net gains (losses) on other financial instruments	57.9	(12.1)	n/m	111.7	(26.8)	n/m
Net impairment losses recognized in earnings	—	(11.8)	n/m	—	(34.0)	n/m
Other income	0.1	—	n/m	0.3	0.2	50.0
Provision for losses	28.4	25.7	10.5	23.4	46.9	(50.1)
Policy acquisition costs	5.5	15.4	(64.3)	31.8	38.2	(16.8)
Other operating expenses	18.9	36.9	(48.8)	54.6	72.6	(24.8)
Interest expense	7.6	7.1	7.0	23.8	18.8	26.6
Income tax provision (benefit)	(1.2)	53.6	n/m	25.0	279.5	(91.1)

n/m—not meaningful

Net Income.    Our financial guaranty segment’s net income for the three and nine months ended September 30, 2009 was $4.2 million and $84.5 million, respectively, compared to net income of $74.4 million and $522.4 million, respectively, for the corresponding periods of 2008. The significant decrease in net income for the third quarter and first nine months of 2009, as compared to 2008, is mainly due to the change in fair value of derivative instruments, which was driven primarily by changes in the market’s perception of our non-performance risk. The significant gain recorded in 2008 related to the adoption of the standard regarding fair value measurement. Net premiums earned for the three and nine month periods ended September 30, 2009 declined from the comparable periods of 2008 due to a decrease in refundings, policy expirations and commutations. Net gains on other financial instruments increased for both the three and nine months ended September 30, 2009, compared to the same periods of 2008.

Net Premiums Written and Earned.    Net premiums written for the three and nine months ended September 30, 2009 were $(187.1) million and $(185.3) million, respectively, compared to $13.9 million and $70.5 million, respectively, for the corresponding periods of 2008. The decreases in net premiums written in 2009, compared to 2008, are attributable primarily to the impact of the Ambac Commutation and our decision in the third quarter of 2008 to discontinue writing new financial guaranty business for the foreseeable future. Net premiums earned for the third quarter and first nine months of 2009 were $22.6 million and $79.5 million, respectively, compared to $53.5 million and $135.2 million for the corresponding periods of 2008. The decreases in net premiums earned in 2009 compared to 2008 are attributable to a decrease in refundings, policy expirations and commutations. Premiums written and earned for the nine months ended September 30, 2009 decreased by $185.6 million and $15.3 million, respectively, as a result of the Ambac Commutation. In addition, with the implementation of a new accounting standard regarding accounting for financial guarantee insurance contracts in January 2009, $6.6 million of unearned premiums were earned in the first nine months of 2009 as a result of financial guaranty policies moving to case reserve from intensified surveillance, in addition to adjustments to installment premiums. Included in net premiums earned for the third quarter and first nine months of 2009 were refundings of $8.6 million and $32.1 million, respectively, compared to $27.3 million and $55.6 million, respectively, for the same periods of 2008.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for each period:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(In thousands)
Net premiums earned:
Public finance direct	$9,363	$13,380	$35,750	$43,194
Public finance reinsurance	11,071	32,310	38,297	65,145
Structured direct	1,321	3,569	5,156	11,211
Structured reinsurance	834	4,472	15,130	15,163
Trade credit reinsurance	39	(220)	174	495

Total premiums earned—insurance	22,628	53,511	94,507	135,208
Impact of commutations	—	—	(14,965)	—

Total net premiums earned—insurance	$22,628	$53,511	$79,542	$135,208

Net Investment Income.    Net investment income was $20.2 million and $66.1 million, respectively, for the three and nine months ended September 30, 2009, compared to $27.2 million and $80.5 million, respectively, for the corresponding periods of 2008. The decrease in net investment income in 2009 compared to 2008 is due to lower yields on taxable investments in our investment portfolio.

Change in Fair Value of Derivative Instruments.    For the three and nine months ended September 30, 2009, the change in fair value of derivative instruments was a net loss of $37.5 million and $14.5 million, respectively, compared to net gains of $156.2 million and $823.2 million, respectively, for the corresponding periods of 2008. During the three and nine months ended September 30, 2009, our five-year CDS spread tightened and the credit spreads on our insured CDOs also tightened, the net impact of which was significant unrealized gains on the corporate CDO portfolio. We experienced credit deterioration in our Direct TruPs CDO portfolio, primarily as a result of an increase in defaults and deferrals of payments by regional and community banks, resulting in an unrealized loss for 2009. During the third quarter and first nine months of 2008, our five-year CDS spread widened, and we adopted a new accounting standard regarding fair value measurements, the cumulative impact of which was a significant unrealized net gain for the first nine months of 2008.

Net Gains (Losses) on Other Financial Instruments.    Net gains on other financial instruments for the three and nine months ended September 30, 2009 were $57.9 million and $111.7 million, respectively, compared to net losses of $12.1 million and $26.8 million, respectively, for the corresponding periods of 2008. Included in net gains in the nine months ended September 30, 2009 were $42.6 million of net realized gains on sales of available for sale securities in our investment portfolio and $51.6 million of net unrealized gains related to the change in fair value of hybrid and trading securities in our investment portfolio. The net losses for the nine months ended September 30, 2008 include net unrealized losses of $30.2 million related to changes in the fair value of hybrid and trading securities in our investment portfolio.

Net Impairment Losses Recognized in Earnings.    There was a negligible amount of impairment losses recognized in earnings for 2009. For the three and nine months ended September 30, 2008, net impairment losses were $11.8 million and $34.0 million, respectively.

Provision for Losses.    The provision for losses for the three and nine months ended September 30, 2009 was $28.4 million and $23.4 million, respectively, compared to $25.7 million and $46.9 million, respectively, for the corresponding periods of 2008. The provision for losses for the nine months ended September 30, 2009 reflects expected losses in our structured finance reinsurance and public finance lines of business, which was partially offset by a $38.6 million reduction in losses resulting from the Ambac Commutation and certain favorable developments in our structured finance direct line of business.

Policy Acquisition Costs.    Policy acquisition costs were $5.5 million and $31.8 million, respectively, for the three and nine months ended September 30, 2009, compared to $15.4 million and $38.2 million, respectively, for the corresponding periods of 2008. The decrease in policy acquisition costs for the three and nine months ended September 30, 2009 compared to the comparable periods of 2008 is due to the corresponding decrease in net premiums earned during these periods. Policy acquisition costs for the nine months ended September 30, 2009 include an acceleration of $8.9 million of expense related to the Ambac Commutation.

Other Operating Expenses.    Other operating expenses were $18.9 million and $54.6 million, respectively, for the three and nine months ended September 30, 2009, compared to $36.9 million and $72.6 million, respectively, for the corresponding periods of 2008. Other operating expenses for the three and nine months ended September 30, 2009 include a decrease in employee costs over the comparable period of 2008, primarily due to lower severance and retention expense, bonus and stock compensation expense, as well as lower outside consulting costs.

Interest Expense.    Interest expense was $7.6 million and $23.8 million, respectively, for the three and nine months ended September 30, 2009, compared to $7.1 million and $18.8 million, respectively, for the corresponding periods of 2008. Both periods include an allocation to the financial guaranty segment of interest on our long-term debt and other borrowings, based on allocated capital.

Income Tax Provision (Benefit).    We recorded an income tax benefit of $1.2 million and an income tax provision of $25.0 million, respectively, for the three and nine months ended September 30, 2009, compared to an income tax provision of $53.6 million and $279.5 million, respectively, for the corresponding periods in 2008. The effective tax rate was 42.2% and 22.8%, respectively, for the three and nine months ended September 30, 2009, compared to 41.9% and 34.9%, respectively, for the corresponding periods of 2008. The lower effective tax rate for the nine months ended September 30, 2009 reflects the increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. The effective rate for the three months ended September 30, 2009 reflects the additional tax benefit realized upon the completion and filing of our 2008 consolidated federal income tax return.

Financial Guaranty General Claims and Reserves Information

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

(In thousands)	September 30 2009	December 31 2008	September 30 2008
Financial Guaranty	$117,585	$219,671	$163,069
Trade Credit Reinsurance and Other	7,674	14,877	20,900

Total	$125,259	$234,548	$183,969

Financial Guaranty Exposure Information

The following tables show the distribution of financial guaranty’s $89.3 billion of net par outstanding, by type of exposure, as a percentage of financial guaranty’s total net par outstanding and the related net claim liability and derivative net (asset) liability as of September 30, 2009 and December 31, 2008:

	September 30 2009
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability (In millions)	Derivative Net (Asset) Liability (In millions)
Public finance:
General obligation and other tax supported	$19.0	21.3%	$0.3	$0.2
Healthcare and long-term care	7.8	8.7	26.1	0.8
Water/sewer/electric gas and investor-owned utilities	4.9	5.5	30.9	1.1
Airports/transportation	3.9	4.4	2.4	0.5
Education	2.9	3.2	14.7	(0.2)
Escrowed transactions (2)	2.4	2.7	—	—
Housing	0.4	0.4	0.3	—
Other municipal (3)	1.4	1.6	0.5	2.4

Total public finance	42.7	47.8	75.2	4.8

Structured finance:
Collateralized debt obligations	44.3	49.6	0.2	349.0
Asset-backed obligations	1.4	1.6	42.2	4.6
Other structured (4)	0.9	1.0	—	(1.8)

Total structured finance	46.6	52.2	42.4	351.8

Total	$89.3	100.0%	$117.6	$356.6

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	Legally defeased bond issues where the financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under the accounting standard regarding accounting for financial guarantee insurance contracts.
(3)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(4)	Represents other types of structured finance obligations, including diversified payment rights, clearinghouse soft capital, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

	December 31 2008
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability (In millions)	Derivative Net (Asset) Liability (In millions)
Public finance:
General obligation and other tax supported	$21.6	21.4%	$—	$(0.3)
Healthcare and long-term care	9.5	9.4	16.3	(0.4)
Water/sewer/electric gas and investor-owned utilities	7.7	7.6	23.5	(0.1)
Airports/transportation	4.9	4.9	2.5	(1.6)
Education	3.6	3.6	13.2	—
Housing	0.5	0.5	0.3	—
Other municipal (2)	1.6	1.6	—	0.6

Total public finance	49.4	49.0	55.8	(1.8)

Structured finance:
Collateralized debt obligations	45.6	45.3	—	322.8
Asset-backed obligations	3.6	3.6	74.0	18.0
Other structured (3)	2.1	2.1	31.5	(4.4)

Total structured finance	51.3	51.0	105.5	336.4

Unallocated reserves	—	—	58.4	—

Total	$100.7	100.0%	$219.7	$334.6

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(3)	Represents other types of structured finance obligations, including diversified payment rights, clearinghouse soft capital, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

The following information regarding the performance of our financial guaranty portfolio should be read in conjunction with the information presented in our 2008 Form 10-K.

•

We provide credit protection on two CDOs of ABS transactions, with outstanding par amounts as of September 30, 2009 of $150.0 million and $468.3 million, respectively. The $150.0 million transaction was internally rated AA- as of September 30, 2009, and is scheduled to expire in March 2010. The net par outstanding on the $468.3 million transaction is on the senior-most tranche of a CDO of ABS transaction, where the underlying collateral consists of mezzanine tranches of predominately mortgage-backed securities. As of September 30, 2009, $482.2 million (or 88.3%) of the $546.2 million collateral pool underlying this transaction had been downgraded by S&P or Moody’s and 60 of these credits, with a notional value of $233.3 million, have defaulted. This transaction, which is accounted for as a derivative, is internally rated CCC-, and rated CC by S&P and Ca2 by Moody’s as of September 30, 2009. Due to the substantial deterioration of the underlying collateral and based on the timing of current anticipated cash flows for this transaction, we currently expect to begin paying claims related to interest shortfalls on this transaction in 2010 and possibly earlier if cash flows are worse than anticipated. We do not expect to begin paying claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that the ultimate principal payment with respect to this transaction may be a significant portion of our total exposure of $468.3 million. See “The long-term capital adequacy of Radian Guaranty is dependent, in part, upon the performance of our financial guaranty portfolio” and “We have experienced deterioration in our financial guaranty portfolio” in Section 1A of Part II below.

•

We have reinsured several primary financial guaranty insurers’ obligations with respect to $268.7 million in net par outstanding related to Jefferson County, Alabama (the “County”) sewer bonds. The County and certain primary insurers had entered into forbearance agreements with the liquidity banks that prevented the banks from, among other things, demanding payment of accrued default rate interest under their liquidity agreements. The last of these agreements expired July 31, 2009. There have been no remedial activities taken by the liquidity banks since the expiration of these agreements. The primary insurers have been working with the County and other parties to structure a resolution to the financial problems of the County’s sewer system, and a settlement has been proposed. We cannot provide any assurance that the parties will agree to the proposed settlement or that it will be implemented, which requires, among other things, action by the Alabama State legislature. Neither the County nor the Alabama State legislature has taken actions to date that would support the implementation of any proposed settlement. The County’s sewer system operations have generated sufficient revenue in 2009 to pay interest on its outstanding debt and on bonds purchased by the primary insurers through claims paid on the policies. In April 2009, one of the insurers of the County’s sewer bonds, Syncora Guarantee Inc., suspended all claims payments following an order by the New York Insurance Department, which could further negatively impact the implementation of any proposed settlement and/or potentially our ultimate net claim liability. At September 30, 2009, we had $20.3 million of loss and loss expense reserves for this transaction, and we have paid $14.5 million of claims on this transaction to date.

•

We provide credit protection on 16 Direct TruPs CDOs, through 21 separate CDS contracts, representing an aggregate net par outstanding of $2.3 billion as of September 30, 2009, including three Direct TruPs CDOs with an aggregate net par outstanding of $0.2 billion for which our payment obligations are secondary to another financial guarantor. TruPs are deeply subordinated securities issued by banks and insurance companies, as well as Real Estate Investment Trusts and other financial institutions, to supplement their regulatory capital needs. Generally, TruPs are subordinated to substantially all of an issuer’s debt obligations, but rank senior to the equity securities of such issuer (including equity securities purchased by the United States government under the Troubled Asset Relief Program (“TARP”)). Our insurance is generally issued on the senior classes of TruPs CDOs.

Eight of our 16 Direct TruPs CDOs, with a net par outstanding of $1.1 billion, were internally rated below investment grade as of September 30, 2009. Our weighted-average internal rating for our Direct TruPs CDOs was BB as of September 30, 2009, reflecting the deterioration in the credit performance of our Direct TruPs CDOs. The fair value of our Direct TruPs CDOs, which are accounted for as derivatives, was a liability of $118.0 million as of September 30, 2009.

The following table provides additional detail regarding the scheduled maturity, net par outstanding and the remaining principal subordination for each of our Direct TruPs CDOs as of September 30, 2009.

Subordination in our Direct TruPs CDOs as of September 30, 2009

Direct TruPs CDO	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding (In millions)	Subordination after defaults (1)	Subordination after defaults and deferrals (2)
1	7/2011	(3)(4)	7/2036	$96.6	36.3%	25.3%
	7/2016	(3)(4)	7/2036	115.9	36.3%	25.3%
2	9/2013	(4)	12/2036	96.7	37.6%	24.7%
3	10/2013	(4)	7/2037	141.8	41.2%	31.4%
	10/2016	(4)	7/2037	141.8	41.2%	31.4%
4	11/2013	(4)	9/2037	85.1	39.4%	30.1%
	11/2016		9/2037	123.7	39.4%	30.1%
5	3/2014	(4)	9/2036	119.4	46.6%	39.9%
	9/2036		9/2036	191.0	46.6%	39.9%
6	12/2016		3/2037	137.3	41.1%	25.6%
7	8/2017	(4)	12/2035	76.0	39.7%	28.5%
8	12/2017	(4)	6/2036	91.6	41.5%	33.5%
	6/2036		6/2036	91.6	41.5%	33.5%
9	1/2033	(5)	1/2033	46.3	64.5%	46.4%
10	9/2033	(5)	9/2033	85.1	47.1%	41.0%
11	12/2033	(5)	12/2033	33.5	48.8%	38.1%
12	10/2034		10/2034	47.7	41.9%	34.7%
13	9/2035		9/2035	87.7	45.6%	33.2%
14	12/2036		12/2036	139.1	47.0%	38.9%
15	12/2037		12/2037	206.8	39.8%	27.6%
16	10/2040		10/2040	158.1	41.8%	31.2%

Total				$2,312.8

(1)	Reflects the amount of remaining principal subordination expressed as a percentage of the principal of the collateral pool after giving effect to pay downs or redemptions (“amortization”) of the collateral and actual defaults, assuming no recoveries of principal on defaulted TruPs. Notwithstanding the existence of principal subordination in a Direct TruPs CDO, it is possible that performing collateral will not generate cash sufficient to pay interest even on the senior tranches for which we provide credit protection. If this were to occur, we may be required to make a claim payment in respect of interest, even on transactions where subordination remains to cover principal payments.
(2)	Reflects the amount of remaining principal subordination expressed as a percentage of the principal of the collateral pool after giving effect to amortization, actual defaults on the collateral and, in addition, deferrals of interest payments on the underlying TruPs (as permitted pursuant to their terms), assuming no recoveries of principal on defaulted or deferred TruPs.
(3)	In October 2009, we received notice of an interest shortfall, which constitutes an event of default pursuant to the indenture for this transaction, and have made a claim payment with respect to this Direct TruPs CDO. Further information on this transaction is described below.
(4)	Our counterparties under these contracts may require that we pay them the outstanding par on our insured obligation on the scheduled CDS termination date under certain circumstances described below.
(5)	Our exposure to these transactions are on a second-to-pay basis, which means that another financial guaranty insurer has insured the same risk for which we have provided credit protection, and we will not be obligated to pay a claim unless the other insurer defaults on its insured obligation.

Due to the continued deterioration of our Direct TruPs CDO portfolio during the third quarter of 2009, based on our current projections, we currently believe that we will be required to pay ultimate principal losses on two of our Direct TruPs CDOs for which we have $158.1 million (Direct TruPs CDO #16 above) and $212.5 million (Direct TruPs CDO #1 above) of net par outstanding, respectively, as of September 30, 2009. Based on current cash flow projections, we believe that the aggregate principal claims that we will be required to pay in respect of these Direct TruPs CDOs will be materially less than our current net par outstanding for these transactions.

Direct TruPs CDO #1 experienced an interest shortfall in October 2009. This interest shortfall was due to an increased number of issuers in the Direct TruPs CDO defaulting or deferring payment on their TruPs, combined with significant amounts required to be paid by this Direct TruPs CDO to hedge counterparties due to a combination of the current interest rate environment and an excess of hedge notional amounts over the performing collateral amounts. In 2011 and 2016, the hedge notional amount reduces significantly, and consequently, we anticipate additional cash flow will be available to the Direct TruPs CDO to pay interest and repay any interest shortfalls. The fair value liability of this Direct TruPs CDO derivative as of September 30, 2009 was $68.4 million. We are in the process of determining our expected future net claim liability for statutory reporting purposes. We currently anticipate that our statutory net claim liability will be significantly less than our current net par outstanding related to this Direct TruPs CDO.

In nine of our Direct TruPs CDS contracts, which provide credit protection on seven distinct pools of TruPs collateral (representing an aggregate net par outstanding of $965.0 million as of September 30, 2009), our counterparties may require that, on the date our CDS contract terminates (the “CDS Termination Date”), which currently occurs prior to the legal final maturity date of the Direct TruPs CDO (the “TruPs CDO Maturity Date”), we pay them the outstanding par on our insured obligations if an event of default under the related TruPs CDO indenture (e.g. failure to pay interest or in certain contracts a breach of covenants requiring the maintenance of a sufficient amount of collateral to pay senior notes including our insured notes) exists as of the CDS Termination Date (such a payment, a “Conditional Liquidity Claim”). Should we be required to pay a Conditional Liquidity Claim, then our counterparty would either (as specified in the CDS) deliver the insured obligation to us or be obligated to pay us periodically, cash in an amount equal to the amount that the issuer pays on the insured obligation. The CDS Termination Dates of these contracts currently range between 2011 and 2017, but automatically extend for additional one year increments (but no later than the TruPs CDO Maturity Date) unless terminated by our counterparty. With respect to one of these TruPs CDS contracts for which the underlying Direct TruPs CDO experienced an interest shortfall event of default in October 2009 (representing $96.6 million of net par outstanding as of September 30, 2009), we expect to pay a Conditional Liquidity Claim on its current CDS Termination Date in July 2011, and it is possible that we may be required to pay a Conditional Liquidity Claim on the other TruPs CDS contract relating to this one Direct TruPs CDO (representing $115.9 million of net par outstanding as of September 30, 2009) upon its CDS Termination Date, currently in 2016. We are exploring loss mitigation alternatives with respect to these two TruPs CDS contracts; however, we can provide no assurance that we will be successful in such loss mitigation efforts. We do not currently expect to pay a Conditional Liquidity Claim with respect to any of our Direct TruPs CDOs that have not already experienced an event of default.

It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on the underlying TruPs. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payment are uncertain and very difficult to predict.

Included among the transactions that were commuted to Ambac in connection with the Ambac Commutation were the $103.5 million life insurance reserve transaction and the two private student loan securitization transactions described in our 2008 Form 10-K.

Results of Operations—Financial Services

Quarter and Nine Months Ended September 30, 2009 Compared to Quarter and Nine Months Ended September 30, 2008

Our financial services segment had net income for the three and nine months ended September 30, 2009 of $8.0 million and $17.9 million, respectively, compared to net income of $9.3 million and $25.1 million, respectively, for the three and nine months ended September 30, 2008. Equity in net income of affiliates was $7.9 million and $23.6 million, respectively, for the third quarter and first nine months of 2009, compared to equity in net income of affiliates of $15.8 million and $44.0 million, respectively, for the third quarter and first nine months of 2008. Although our equity interest in Sherman increased in August 2008, Sherman’s decreased revenues in 2009 caused our equity in net income of affiliates from Sherman to decline. Included in our results for the first nine months of 2009 was $5.7 million of amortization related to an intangible asset that we consider a one-time charge. Also included in our results for the three and nine months ended September 30, 2009 was the reversal of $4.3 million of previously accrued management fee expense related to C-BASS.

Off-Balance Sheet Arrangements

There have been no material changes to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

At September 30, 2009, all NIMS trusts have been consolidated in our condensed consolidated balance sheets. At December 31, 2008, 14 NIMS trusts were not consolidated with a notional amount and derivative liability of $177.6 million and $84.3 million, respectively. As part of the consolidation, the NIMS assets are treated as derivatives, and recorded at fair value. There are certain provisions in these contracts which have been triggered under circumstances outside of our control and which give us the ability to call the NIMS. Under these circumstances, the VIEs are not exempt from consolidation considerations under the accounting standard regarding consolidation of variable interest entities. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

On August 6, 2009, we repaid in full the $100 million of outstanding principal plus accrued interest under our credit facility, which had a maturity date of February 2011, and terminated the credit facility in accordance with its terms. We did not incur any early termination or prepayment penalties in connection with the termination.

During the third quarter of 2009, we repurchased $57.7 million of outstanding principal on our 7.75% debentures due in June 2011 at an average purchase price of approximately $0.79 per $1.00 of principal. As such, we recorded a gain of $12.0 million on these repurchases, which is included in net gains (losses) on other financial instruments on our condensed consolidated statements of operations.

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity Needs

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) payments to our insurance subsidiaries in October 2010 under our tax-sharing agreement, (iv) potential capital support for our insurance subsidiaries, and (v) the payment of dividends on our common stock. Radian Group held directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $380 million at September 30, 2009.

Corporate Expenses and Interest Expense.    Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest expense on our long-term debt. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $78 million, which is expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $44.5 million, which also is expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

Tax Payments.    Under our current tax-sharing agreement between Radian Group and our subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code (“IRC”) had such subsidiary filed its federal tax return on a separate company basis. In October 2009, we satisfied Radian Group’s obligation to pay approximately $98 million to Radian Guaranty by transferring to it our ownership interest in Sherman, which required no cash payment. In addition, based on our current tax loss projections, we believe that Radian Group will be required to pay an additional amount of $253 million to Radian Guaranty in October 2010, which amount could decrease if actual taxable losses are less than projected or increase up to a maximum of $484 million if actual tax losses in 2009 are worse than projected. Further, if Radian Guaranty realizes a tax loss in 2010, Radian Group could be required to make an additional payment to Radian Guaranty in October 2011, up to a maximum of $77 million. All amounts required to be paid under our tax-sharing agreement are dependent on the extent of tax losses in current and future periods and are based upon current IRC provisions which govern the usage of such tax losses. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

In November 2009, new tax legislation was adopted that provides an election to increase the existing carryback period for an applicable net operating loss from two years to up to five years. While a complete analysis of the overall impact has yet to be determined, we do not believe that the newly enacted provisions will have a material impact upon Radian Group’s consolidated federal income tax position. We are also currently evaluating Radian Group’s obligations under the tax-sharing agreement in light of this new legislation. If we elect to increase our carryback period pursuant to this legislation, we believe it is possible that we could be required to pay additional amounts to one or more of our subsidiaries under the tax-sharing agreement.

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

Dividends.    In July 2008, we reduced our quarterly common stock dividend from $0.02 per share to $0.0025 per share. Assuming that our common stock outstanding remains constant at 82,611,280 shares (the number of shares outstanding at September 30, 2009), we would pay approximately $0.8 million in the aggregate for our quarterly dividends for the next 12 months.

Dividends from our insurance subsidiaries and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Following the transfer of Sherman to Radian Guaranty in the fourth quarter of 2009, any dividends from Sherman will be made directly to Radian Guaranty and not to Radian Group. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of ongoing losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to Radian Guaranty, the direct parent company of Radian Asset Assurance, and not to Radian Group.

We expect to fund Radian Group’s short-term liquidity needs with existing cash and marketable securities and cash received under the tax- and expense-sharing arrangements with our subsidiaries. If the cash Radian Group receives from its tax- and expense-sharing arrangements is insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.

Radian Group—Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt and the potential payment due to Radian Guaranty in October 2011 under our tax-sharing arrangement as discussed above. Approximately $192 million in principal amount of our long-term debt is due in June 2011. We have, and may continue to, redeem or repurchase some or all of our outstanding debt if circumstances are favorable to us. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs. As of September 30, 2009, we had repurchased $57.7 million of our long-term debt due in June 2011.

We expect to meet the long-term liquidity needs of Radian Group through available cash, the private or public issuance of debt or equity securities, the sale of assets, from dividends from our subsidiaries or other potential transactions such as the purchase of CPS securities discussed below. The current downturn in the credit markets has created a situation where traditional sources of debt financing such as banks have significantly restricted access to credit and the public debt markets have been volatile. As a result, we may not be able to refinance our existing long-term debt on favorable terms, if at all. We expect that market conditions will improve by 2011, but cannot provide any assurances that we will be able to access the capital markets on favorable terms, if at all, to satisfy our future liquidity requirements. We recently filed a shelf Registration Statement on Form S-3 (Registration No. 333-160657). This Registration Statement has been declared effective by the Securities and Exchange Commission (“SEC”) and will allow us, subject to market conditions, over the next three years to issue up to $1 billion of the securities covered by the registration statement, including common stock, preferred stock, debt and certain other securities.

We are currently contemplating a variety of options to improve our liquidity, including raising capital through one or more registered offerings of debt and/or equity securities, freeing up capital for use through the liquidation of certain investments, and through the purchase of CPS securities discussed below. There can be no assurance that we will be able to raise capital or improve our liquidity on favorable terms, if at all, and any such arrangement will involve costs and may have certain negative consequences for us and our constituents. These consequences could include a dilutive effect on current equity holders and increased costs of leverage and associated limitations on the operations of the business, as well as the up-front costs of the transactions.

In September 2003, Radian Asset Assurance completed a transaction for $150 million of CPS, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary.

Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. Our put options are perpetual in nature, allowing us to put or call our preferred stock solely at our discretion and call our preferred stock subsequent to its issuance. Specifically, there is no limit to the number of times that Radian Asset Assurance (and, correspondingly, Radian Asset Securities) may put its preferred stock to Radian Asset Securities (and, correspondingly, to the custodial trusts), fully redeem its preferred stock from Radian Asset Securities (and, correspondingly, from the custodial trusts), and put it back to Radian Asset Securities (and, correspondingly, the custodial trusts).

If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance as an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but senior to any claim of Radian Guaranty, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in cash in return for the issuance of its own perpetual preferred stock, the proceeds of which could be used for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock without paying the current quarterly dividend on the preferred stock, and then only until the date that all accumulated and unpaid dividends have been declared and paid.

In the fourth quarter of 2009, we intend to offer to purchase at a discount to their face value the CPS issued by each of the three custodial trusts. The offer with respect to each trust is expected to be conditioned upon, among other things, the purchase of a majority of the securities issued by the trust and the consent by the holders of a majority of the outstanding securities of such trust to certain amendments necessary to permit the purchase by Radian Group (or a subsidiary). Such an offer to purchase the securities issued by a trust will not be conditioned upon the success of the offers for the securities of either of the other trusts. Following these offers, we may cause Radian Asset Assurance and Radian Asset Securities to exercise their respective rights under certain options and issue their preferred stock to Radian Asset Securities and the custodial trusts. Whether or not Radian Asset Assurance or Radian Asset Securities issues their preferred stock, we may cause Radian Asset Assurance to take such action as is necessary to cause the dissolution of the custodial trusts and the distribution of the assets of the custodial trusts to the holders of the securities. We may also elect not to take any action following the tender offers or to take different actions with respect to each custodial trust.

Mortgage Insurance

The principal liquidity and capital demands of our mortgage insurance business include the payment of claims, operating expenses, including those allocated from Radian Group, and taxes. The principal sources of liquidity in our mortgage insurance business are insurance premiums, net investment income and cash dividends from Radian Asset Assurance and Sherman, and potential payments from Radian Group under our tax allocation agreements. Our mortgage insurance business has incurred significant losses, beginning in 2007, due to the current housing and related credit market downturn. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that any shortfall can be funded from sales of short-term marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our mortgage insurance business.

In 2008, in light of the expected future losses by Radian Guaranty, we determined it was necessary to provide additional capital to Radian Guaranty in order to maintain adequate risk-to-capital ratios, leverage ratios and surplus requirements and to protect its insurance financial strength ratings. In addition to protecting our financial strength ratings, additional capital is an important component of our plan to improve our ratings with S&P and Moody’s over a time period that is acceptable to us, as well as being important to the GSEs and our lender counterparties. During the second quarter of 2008, Radian Asset Assurance declared an ordinary dividend of $107.5 million to Radian Group, a portion of which was contributed to Radian Guaranty. In addition, Radian Group contributed its equity interest in Radian Asset Assurance to Radian Guaranty in the third quarter of 2008, which allows Radian Guaranty to include Radian Asset Assurance’s statutory capital in the calculation of its statutory capital.

As of September 30, 2009, Radian Asset Assurance maintained claims paying resources of $2.5 billion, including a statutory surplus of approximately $936 million. During the second quarter of 2009, Radian Asset Assurance paid a dividend of $99.7 million to Radian Guaranty and we currently expect Radian Asset Assurance to issue another dividend of approximately $90 million to Radian Guaranty in the second quarter of 2010.

The timing and amount of future cash infusions through dividends will depend on Radian Asset Assurance’s dividend capacity, which is governed by New York insurance laws. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, such as the Ambac Commutation, which reduced Radian Asset Assurance’s total insured portfolio by approximately 10%, we may have the ability to release capital to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, and claim payment obligations arise with respect to one or more transactions, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any reduction in statutory capital would also reduce Radian Asset Assurance’s capacity to issue dividends to our mortgage insurance business, and we could be restricted from issuing dividends altogether. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” above for additional information regarding material changes in the credit performance of our insured financial guaranty portfolio. See also “The long-term capital adequacy of Radian Guaranty is dependent, in part, upon the performance of our financial guaranty portfolio” and “We have experienced deterioration in our financial guaranty portfolio” in Section 1A of Part II below.

As discussed above, we transferred our equity interest in Sherman to Radian Guaranty in the fourth quarter of 2009. Following this transfer, any dividends from Sherman will be paid to Radian Guaranty, along with the proceeds from any future sale of our interest in Sherman. Radian Guaranty expects to receive limited, if any, dividends from Sherman in the next 12 months, and cannot provide any assurances that if we were to seek to sell our interest in Sherman, that we would be able to do so on favorable terms if at all.

In October 2009, Radian Asset Assurance released $143.0 million of contingency reserves on matured or terminated financial guaranty insurance policies, which will strengthen Radian Guaranty’s statutory capital by this same amount.

Financial Guaranty

The principal liquidity demands of our financial guaranty business include the payment of operating expenses, including those allocated from Radian Group, claim and commutation payments, taxes and dividends to Radian Guaranty. As discussed above in “Results of Operations—Financial Guaranty— Financial Guaranty Exposure Information” with respect to two CDS contracts in connection with one Direct TruPs CDO in our insured portfolio that experienced a default in October 2009, our counterparties may require that on the CDS termination date (2011 and 2016, respectively), we pay them the outstanding par on our insured obligations (currently $96.6 million and $115.9 million, respectively), if an event of default still exists. Should we be required to make such a payment, then our counterparty would either deliver the insured obligation to us or be obligated to pay us periodically, cash in an amount equal to the amount that the issuer pays on the insured obligation. We also have seven additional contracts in connection with six other Direct TruPs CDOs in our portfolio that also may require us to pay up to an additional $752.5 million as of September 30, 2009, of the net par outstanding of such insured obligations if an event of default exists at the scheduled CDS termination date (currently between 2013 and 2017). However, based on current projections, we currently do not expect that we will have an event of default continuing at the current scheduled termination date for any of these contracts.

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

In October 2009, Radian Asset Assurance released $143.0 million of contingency reserves on matured or terminated financial guaranty insurance policies, which will strengthen Radian Asset Assurance’s (and consequently Radian Guaranty’s) statutory capital position by the same amount.

Reconciliation of Net Loss to Cash Flows Used in Operations

The following table reconciles net loss to cash flows used in operating activities for the nine months ended September 30, 2009 and 2008 (in thousands):

	September 30 2009	September 30 2008
Net loss	$(56,012)	$(160,187)
Increase in reserves	296,506	1,082,130
(Decrease) increase in premium deficiency reserves	(77,570)	135,726
Deferred tax provision (benefit)	12,388	(170,448)
Decrease in unearned premiums	(337,165)	(93,985)
Change in deferred policy acquisition costs	67,742	56,357
Net payments related to derivative contracts (1)	(1,092)	(9,328)
Equity in earnings of affiliates	(23,608)	(44,028)
Distributions from affiliates (1)	11,040	35,460
Proceeds from sales of trading securities (1)	1,400,527	403,029
Purchases of trading securities (1)	(3,237,788)	(792,050)
Net losses on other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(132,134)	(801,920)
Decrease in prepaid federal income taxes (1)	248,828	544,658
Increase in reinsurance recoverables	(104,709)	(277,024)
Other	195,145	(32,347)

Cash flows used in operating activities	$(1,737,902)	$(123,957)

(1)	Cash item.

Cash flows used in operating activities for the first nine months of 2009 decreased from the comparable period of 2008. This was mainly due to a significant increase in purchases of trading securities as we reallocate our investment portfolio to short-term investments in an anticipation of future claim payments. We expect that we will use more cash than we generate from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $2.1 billion at September 30, 2009, compared to $2.0 billion at December 31, 2008. The approximate $0.1 billion increase in stockholders’ equity resulted primarily from positive market trends which resulted in unrealized gains, and therefore lower accumulated other comprehensive loss for the first nine months of 2009.

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including our past history, industry standards and the current economic environment and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below.

Reserve for Losses

We establish reserves to provide for losses and the estimated costs of settling claims in both the mortgage insurance and financial guaranty segments. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We follow the accounting guidance in the accounting standard regarding accounting and reporting by insurance enterprises relating to the reserve for losses on our mortgage insurance contracts (excluding financial guaranty contracts). We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, and other items that may give rise to insurance rescissions and claim denials, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a paid claim (referred to as the “default to claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time.

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

Our default to claim rates decreased from 46% at December 31, 2008 and 37% at June 30, 2009, to 36% at September 30, 2009, primarily as a result of our estimate of expected rescissions and denials which is based on actual recent experience. A key assumption affecting our methodology is that future ultimate default to claim rates and severities will be consistent with our recent experience. Based on the results of our recent claims investigations, we expect our rescission and denial rates to remain at increased levels as long as defaults related to the poor underwriting periods of late 2005 through the first half of 2008 represent a significant percentage of our total default portfolio. This may lead to an increased risk of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a certificate of insurance or denied a claim. Although we believe that all rescissions and denials identified are valid under our policies, if we are not successful in defending the rescissions and denials in any potential legal actions, we may need to reassume the risk, and reestablish loss reserves for those loans.

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009			As of December 31, 2008
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$3,106.8	$3,668.7	$3,387.7	$2,746.4	$3,233.6	$2,990.0

Reserves for our mortgage insurance business are recorded based on our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at September 30, 2009 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity of loss reserve estimates at September 30, 2009, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in overall claim severity (28% of unpaid principal balance at September 30, 2009), we estimated that our loss reserves would change by approximately $140 million at September 30, 2009. For every one percentage point change in our overall default to claim rate (36% at September 30, 2009, including our assumptions related to rescissions and denials), we estimated a $109 million change in our loss reserves at September 30, 2009.

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

In January 2009, we adopted the accounting standard regarding accounting for financial guarantee insurance contracts for all non-derivative financial guaranty insurance policies. This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and when the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, or based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we rely on information provided by the primary insurer as confirmed by us, as well as our specific knowledge of the credit for determining expected loss.

Insurance enterprises are required to record the initial unearned premium liability on installment policies equal to the present value of the premiums due or expected to be collected over either the period of the policy or the expected period of risk. In determining the present value of premiums due, we use a discount rate that reflects the risk-free rate as of the implementation date of this standard. Premiums paid in full at inception are recorded as unearned premiums. Consequently, unearned premiums, premiums receivable and deferred policy acquisition costs increased by $263.5 million, $161.4 million and $62.3 million, respectively, and retained earnings decreased by $28.8 million, net of tax upon implementation.

In addition, the accounting standard for financial guarantee insurance contracts requires the recognition of the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (a “refunding”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment when permitted under the applicable bond indenture, (a “legal defeasance”) does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance. Consequently, $3.6 billion of net par outstanding on defeased refundings was reversed upon the implementation of this standard. As a result, unearned premiums and deferred policy acquisition costs increased by $29.3 million and $3.7 million, respectively, and retained earnings decreased by $17.0 million, net of tax.

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

There are both performing and non-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings. However, claim liabilities could be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. When our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the primary insurer for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the primary insurer, we may assign our own risk rating rather than using the risk rating assigned by the primary insurer.

Prior to the adoption of this standard, we established case and LAE reserves for specifically identified impaired credits that had defaulted and allocated non-specific and LAE reserves for specific credits that we expected to default (case reserves and allocated non-specific reserves combined represented our allocated reserves). We also recorded unallocated non-specific reserves for other losses on a portfolio basis. Our unallocated non-specific reserves were established over time by applying an expected loss ratio to the premiums earned during each reporting period and discretionary adjustments by management as appropriate due to changes in expected frequency and severity of losses.

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

Reserve for Premium Deficiency

Insurance enterprises require a premium deficiency reserve (“PDR”) if the net present value of the expected future losses and expenses for a particular product exceeds the net present value for expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

To calculate the premium deficiency for our second-lien business, we project future premiums and losses for our second-lien business on a transaction-by-transaction basis, using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a PDR and the reserve is updated on a periodic basis based on actual results for that quarter, along with updated transaction level projections.

In the first nine months of 2009, the second-lien PDR decreased by approximately $77.6 million to $9.3 million primarily as a result of the normal transfer of premium deficiency reserves to loss reserves. Our second-lien portfolio is relatively seasoned, and as a result, we do not believe that future changes in macroeconomic factors will result in significant changes to our current loss projections.

The following table illustrates our net projected premium excess (deficiency) on our first-lien portfolio:

	As of
First-lien portfolio (In billions)	September 30 2009	December 31 2008	September 30 2008
Net present value of expected premiums	$2.6	$3.0	$2.3
Net present value of expected losses and expenses	(3.6)	(4.9)	(4.5)
Reserve for premiums losses established, net of reinsurance recoverables	2.7	2.4	2.0

Net projected premium excess (deficiency)	$1.7	$0.5	$(0.2)

Expected losses are based on an assumed paid claim rate of approximately 13% on our total primary first-lien mortgage insurance portfolio, including 9% on prime, 31% on subprime and 22% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated during the second half of 2008 and first nine months of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, an increase in expected rescissions and denials on insured loans as part of our loss mitigation efforts is expected to offset the impact of expected defaults and claims to some extent.

Numerous factors affect our ultimate paid claim rates, including home price depreciation, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with recently announced lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults in our current risk in force. This projection is based on recent trends in default experience, severity, and rates of delinquent loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in prepayment speeds. As of September 30, 2009, our modeled loan default projections assume that recent observed default rates will increase through the end of 2009, will remain stable through the middle of 2010, and will gradually return to normal historical levels over the subsequent two years. If our modeled loan default projections were stressed such that recent observed increases in defaults were to continue until the end of 2010, remain stable through the middle of 2012, and gradually return to normal historical levels over the subsequent three years, we estimate that the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) would exceed the net present value of expected losses and expenses by approximately $0.9 billion; therefore, no PDR would be required in this scenario.

Fair Value of Financial Instruments

We adopted the accounting standard regarding fair value measurements effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. This accounting standard (i) defines fair value, (ii) establishes a framework for measuring fair value and (iii) expands disclosure requirements about fair value measurements. This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with the related accounting standard regarding the implementation effective date, we elected to defer the effective date for non-financial assets and non-financial liabilities until January 1, 2009.

We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. This accounting standard requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available.

Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the values received or paid may be materially different than those determined in accordance with this standard.

In accordance with this standard, when determining the fair value of our liabilities we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. As our credit default swap spread tightens or widens, the fair value of our liabilities increase or decrease.

As required by this standard, we established a fair value hierarchy by prioritizing the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). The three levels of the fair value hierarchy under this standard are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2009, our total Level III assets were approximately 3.2% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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

State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market and market-like observations for normalized market conditions. Evaluation models are used which incorporate bond structure, yield curve, credit spreads, and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

Money market instruments—The fair value of money market instruments is based on daily prices which are published and available to all potential investors and market participants. As such, these securities are categorized in Level I of the fair value hierarchy.

Corporate bonds and notes—The fair value of corporate bonds and notes is estimated using recent transaction activity, including market and market-like observations for normalized market conditions. Spread models are used to incorporate issue and structure characteristics where applicable. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

RMBS—The fair value of RMBS is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

Commercial mortgage-backed securities (“CMBS”)—The fair value of CMBS is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

Other ABS—The fair value of other ABS is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

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

Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy as observable market data are readily available. A small number of our equity securities, however, are categorized in Level III of the fair value hierarchy due to a lack of market-based transaction data or the use of model-based evaluations.

Other investments—These securities are categorized in Level II or Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.

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

Beginning in 2008, in accordance with the accounting standard regarding fair value measurements, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our derivative liabilities. Our five-year credit default spread tightened by approximately 1,143 basis points from 2,466 basis points at December 31, 2008 to 1,323 basis points at September 30, 2009, compared to a widening of the spread by 1,684 basis points during the first nine months of 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS

The fair value of our put options on CPS is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to our current long-term CDS spread curve as well as market observations of similar securities issued, if available. The annual spread differential is calculated as the difference between the current market rate and the contractual rate, and is discounted at our current CDS spread, adjusted for a market-implied recovery rate. At September 30, 2009, given the current market environment and the market’s view of our credit risk, we recorded a $28.9 million reduction in the fair value of these securities, to $121.1 million. The put options on CPS are categorized in Level III of the fair value hierarchy. See “Liquidity and Capital Resources—Radian Group—Long-Term Liquidity Needs” above in this Item 2 for further information regarding the possible actions with respect to the CPS.

NIMS Credit Derivatives and NIMS Derivative Assets

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with the accounting standard regarding consolidation of variable interest entities. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS derivative assets by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread, results in a significant reduction of the derivative liability.

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

Changes in our expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $416.0 million as of September 30, 2009, which is our best estimate of settlement value and represents 99% of our total risk in force of $418.2 million. The fair value of our total net liabilities related to NIMS as of September 30, 2009 was $317.8 million, of which $11.2 million relates to derivative assets and $329.0 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our credit default swap spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

Corporate CDOs

The fair value of each of our corporate CDO transactions is estimated based on the difference between (1) the present value of the expected future contractual premiums we charge and (2) the fair premium amount that we estimate that another financial guarantor would require to assume the rights and obligations under our contracts. The fair value estimates reflect the fair value of the asset or liability, which is consistent with the “in-exchange” approach, in which fair value is determined based on the price that would be received or paid in a current transaction as defined by the accounting standard regarding fair value measurements. These credit derivatives are categorized in Level III of the fair value hierarchy.

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 85% of our corporate CDO transactions (as of September 30, 2009) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our credit default swap spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of RMBS CDOs, CMBS CDOs, TruPs CDOs and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of asset-backed securities (such as auto loan and credit card securities), and (iii) project finance transactions. The fair value of our non-corporate CDO and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card and auto loan transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

TruPs CDOs—Our TruPs transactions are credit default swaps on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks and insurance companies, as well as real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. Beginning in the third quarter of 2009, fair value for these transactions is determined using a discounted cash flow valuation, as a result of significant credit deterioration during this reporting period, such that the market spreads utilized in prior periods are no longer a relevant key assumption in determining fair value of these transactions. We utilize a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation. The expected cash flows to the TruPs transaction are then present valued using a discount rate derived from the observed market pricing for a TruPs deal with similar characteristics. The insured cash flows are present valued using a discount rate that is equal to our credit default swap rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default remains outstanding as of the credit default swap termination date. For these transactions, an additional adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a default at the time of maturity. The discounted cash flow valuation is performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparties make a Conditional Liquidity Claim and one in which the claim is not made.

Prior to the third quarter of 2009, we used internally-generated models to calculate the fair premium amount for a typical market participant based on the following inputs: our contractual premium rate (which was estimated to be equal to the typical fair premium rate as of the contract date), the estimated change in the spread of the underlying referenced obligations, the remaining term of the TruPs CDOs and the deterioration (if any) of the subordination.

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

For each of the non-corporate CDO and other derivative transactions discussed above, with the exception of the CDO of ABS transaction and the TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under “Non-Performance Risk Adjustments on Corporate CDOs” to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDO of ABS is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our own determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of September 30, 2009 is based on the most recent available financial information. The valuation methodology as described above continues to be relevant to the amount recorded. This lag in reporting is consistent from period to period. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and collateralized loan obligation (“CLO”) contracts is estimated with reference to the London Interbank Offered Rate (“LIBOR”) spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. In addition, these fair value estimates incorporate an adjustment for our non-performance risk that is based on our credit default swap spread. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. Despite significant volatility in relevant credit spreads during each of the four quarters ended September 30, 2009, in each of these quarters the change in fair value of our assumed financial guaranty credit derivatives represented 4% or less of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

In the second quarter of 2009, we paid an aggregate of $63.9 million to terminate all of our five domestic CDS transactions. The settlement payments were approximately equal to the fair value of these terminated transactions. As a result, we no longer have any exposure to domestic CDS. Prior to their termination, the mortgage insurance domestic CDS were categorized in Level III of the fair value hierarchy.

In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective deal, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. Despite significant volatility in credit spreads during each of the four quarters ended September 30, 2009, in each of these quarters, the change in fair value of our mortgage insurance international CDS represented less than 2% of our net gains or losses on all credit derivatives. These credit derivatives are categorized in Level III of the fair value hierarchy. For each of the mortgage insurance international CDS transactions, we make an adjustment to the fair value amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under “Non-Performance Risk Adjustments on Corporate CDOs.”

VIE Debt-NIMS

NIMS VIE debt represents the consolidated NIMS trust obligations that we were required to consolidate as of September 30, 2009 and December 31, 2008. We elected to record at fair value the consolidated NIMS VIE debt. The VIE debt recorded represents our obligation to pay the NIMS guaranteed cash flows expected to be paid to the NIMS bondholders. At September 30, 2009, all NIMS trust obligations that we have guaranteed have been consolidated. The face value of our consolidated VIE debt was $443.1 million and includes $24.9 million that has been issued by the consolidated trusts which is not guaranteed by us.

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

When a PDR is established, all related deferred policy acquisition costs are written off. As a result of the establishment of a first-lien PDR in the second quarter of 2008, all deferred policy acquisition costs on first-lien domestic mortgage insurance written prior to June 30, 2008, were written off during that period.

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

Income Taxes

We provide for income taxes in accordance with the provisions of the accounting standard regarding accounting for income taxes. As required under this standard, our deferred tax assets and liabilities are recognized under the balance sheet method which recognizes the future tax effect of temporary differences between the amounts recorded in the consolidated financial statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued the accounting standard regarding subsequent events. This standard establishes principles and requirements for disclosure in financial statements of subsequent events. In particular, it sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this accounting standard in the second quarter of 2009. The implementation of this standard did not have a significant impact on our condensed consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification changes the method of referring to of financial standards, eliminating the numbering system previously prescribed by the FASB. We adopted this accounting standard in the third quarter of 2009. As the Codification is not intended to change or alter existing GAAP, the adoption did not have any impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this statement removes the concept of a qualifying special purpose entity from the accounting standard related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the accounting standard related to the consolidation of VIEs. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This standard is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of SFAS No. 166.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”). SFAS No. 167 carries forward the scope of the accounting standard related to the consolidation of variable interest entities, with the addition of entities previously considered qualifying special purpose entities (“QSPEs”). It also amends certain guidance in the accounting standard related to the consolidation of variable interest entities for determining whether an entity is a VIE. Application of this revised guidance may change an enterprise’s assessment of which entities with which it is involved are VIEs. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required, and the quantitative approach previously required for determining the primary beneficiary of a VIE is eliminated. The quantitative approach was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of SFAS No. 167.

In August 2009, the FASB issued an update to the accounting standards regarding fair value measurements and disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques; 1) a valuation technique that uses the quoted price of the identical liability, the quoted price of a similar liability or a similar liability when traded as an asset or 2) another valuation technique consistent with the accounting standard regarding fair value measurements and disclosures. This update also clarifies that an entity is not required to include a separate input for restrictions related to the transfer of a liability. This update is effective for the first interim reporting period beginning after August 2009. Management is currently evaluating the impact that may result from the adoption of the update to the accounting standard regarding fair value measurements and disclosures.

In September 2009, the FASB issued an update to the accounting standards regarding fair value measurements and disclosures. This update provides amendments for the fair value measurement of investments in certain entities that calculate net asset value per share. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the update. The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Management is currently evaluating the impact, if any, that may result from the adoption of this update.

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

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at September 30, 2009 and December 31, 2008, was $6.4 billion and $6.0 billion, respectively, of which 97% and 80%, respectively, was invested in fixed-income securities. We calculate duration, expressed in years, as an estimate of interest rate sensitivity of our fixed-income securities. A 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $290.3 million at September 30, 2009, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $248.0 million at September 30,

2009. At September 30, 2009, the average duration of the fixed-income portfolio was 5.08 years. The market value and carrying value of our long-term debt at September 30, 2009 was $471.5 million and $698.7 million, respectively. In general, the market value of our long-term debt reflects market concerns regarding our ability to continue to service our debt and ultimately repay or refinance our debt as it matures. There has been no material change in our interest rate risk during the quarter ended September 30, 2009.

Credit Spread Risk

We provide credit protection in the form of CDS and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. With the exception of NIMS, one CDO of ABS and TruPs CDOs (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations, in some cases compounded by ratings downgrades of these insured obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative assets and liabilities.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in the fair value of our insured derivatives portfolio as a result of instantaneous shifts in credit spreads as of September 30, 2009, assuming that our own CDS spread remained constant. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table:

				Effect on Market Value based on:
($ in millions)	Weighted Average Spread	Market Value Net Liabilities		10% widening of credit spreads	10% tightening of credit spreads
NIMS	45.48%	$317.8	*	$(0.1)	$0.1
Corporate CDOs	0.94%	$68.3		(12.5)	12.5
Non-Corporate CDOs	3.05%	$273.9		(29.9)	29.9

Estimated pre-tax (loss) gain				$(42.5)	$42.5

*	Includes VIE debt of $329.0 million net of NIMS derivative assets of $11.2 million.

If our CDS spread was to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our unrealized losses on derivatives could increase significantly. The table below presents the pre-tax change in fair value of our derivatives portfolio as a result of an instantaneous shift of our CDS curve as of September 30, 2009 in isolation:

				Effect on Market Value based on:
($ in millions)	Radian Group Spread	Market Value Net Liabilities		1000 basis point widening of Radian’s spread	1000 basis point tightening of Radian’s spread
	13.23%
NIMS		$317.8	*	$49.3	$(69.1)
Corporate CDOs		$68.3		78.5	(521.3)
Non-Corporate CDOs		$273.9		155.4	(1,042.1)

Estimated pre-tax gain (loss)				$283.2	$(1,632.5)

*	Includes VIE debt of $329.0 million net of NIMS derivative assets of $11.2 million.

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

Foreign Currency Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of September 30, 2009 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $11.3 million as of September 30, 2009.

At September 30, 2009, we held approximately $33.1 million of investments denominated in Euros. The value of the euro against the U.S. dollar strengthened from 1.41 at September 30, 2008 to 1.46 at September 30, 2009. At September 30, 2009, we held approximately $32.5 million of investments denominated in Japanese yen. The value of the yen against the U.S. dollar strengthened from 0.0094 at September 30, 2008 to 0.0111 at September 30, 2009. There has been no material change in our foreign exchange rate risk during the quarter ended September 30, 2009.

Equity Market Price

At September 30, 2009, the market value and cost of equity securities in our investment portfolio were $258.3 million and $256.3 million, respectively. Included in the market value and cost of these equity securities is $89.7 million and $74.2 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $25.8 million as of September 30, 2009. There has been no material change in our equity market price risk during the quarter ended September 30, 2009.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2009 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As previously disclosed, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the court ordered that the cases be consolidated into In re Radian Securities Litigation. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. Plaintiffs filed an amended complaint on July 10, 2009. As was the case with the initial complaint, we do not believe that the allegations in the amended complaint have any merit, and we intend to defend against this action vigorously.

In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case, which was granted on July 16, 2009, dismissing the complaint without prejudice. The plaintiffs filed an amended complaint on August 17, 2009. As was the case with the initial complaint, we do not believe that the allegations in the amended complaint have any merit, and we intend to defend against this action vigorously.

As previously disclosed, on June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company (“Deutsche Bank”), Financial Guaranty Insurance Company (“FGIC”), Ambac and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million, without giving effect to our settlement in August 2009 with Ambac and Deutsche Bank as described below. We have established loss reserves equal to the total amount of our exposure to these transactions. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009, at which time the defendants filed motions to dismiss the action.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. The settlement resolved the declaratory judgment action as it pertains to Ambac and the arbitration commenced by Ambac was dismissed with prejudice. Arbitration hearings with FGIC and MBIA are expected to be held in the second and third quarters of 2010.

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

We incurred significant losses during 2007, 2008 and through the first nine months of 2009, and we expect to incur significant losses during the remainder of 2009 and possibly in 2010.

The amount of losses we incur on our insured products in our mortgage insurance and financial guaranty businesses is subject to national and regional economic factors, many of which are beyond our control, including extended national or regional economic recessions, home price depreciation and unemployment, interest-rate changes or volatility, deterioration in lending markets and other factors.

Throughout 2008 and the first nine months of 2009, we experienced increased delinquencies and claims in our mortgage insurance business, primarily driven by the poor performance of our late 2005 through early 2008 insured books of business. Deterioration in general economic conditions, including a significant increase in unemployment, has increased the likelihood that borrowers will default on their mortgages. In addition, home prices have continued to decline in many regions of the U.S. and may decline even absent a deterioration in economic conditions due to reductions in demand for homes, resulting from changes in buyers’ perceptions of the potential for future appreciation, restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues affecting lenders or other factors. Falling home prices have increased the likelihood that borrowers with the ability to make their mortgage payments may voluntarily default on their mortgages when their mortgage balances exceed the value of their homes. We also believe that some borrowers may voluntarily default to take advantage of certain loan modification programs currently being offered or that may be offered in the future. Falling home prices also make it more difficult for us to mitigate our losses when a default occurs. See “Our loss mitigation opportunities are reduced in markets where housing values fail to appreciate or continue to decline.”

Our financial guaranty portfolio also has been negatively impacted by deterioration in the credit markets and the overall economy. See “We have experienced deterioration in our financial guaranty portfolio” below. The current economic downturn and related disruption in the housing and credit markets are expected to continue during the remainder of 2009 and possibly beyond. Although there has been some stabilization of the U.S. economy during 2009, it is difficult to predict with any degree of certainty if and when a complete recovery of the economy will occur, including a reduction in unemployment and a broad and lasting recovery in the domestic housing market. We have incurred increased losses as a result of the deterioration in economic conditions and the amount of our new insurance written has declined, and we expect that these trends will continue to materially and adversely affect our results of operations and financial condition.

A large portion of our mortgage insurance risk in force consists of higher risk loans, such as non-prime and high-LTV loans, and non-traditional mortgage products, which have resulted in increased losses and are expected to result in further losses in the future.

Non-Prime Loans.    A large percentage of the mortgage insurance we wrote in years 2005 through 2007 and, consequently, our existing mortgage insurance risk in force, is related to non-prime loans. At September 30, 2009, our non-prime mortgage insurance risk in force, including Alt-A, was $7.1 billion or 20.6% of our total primary insurance risk in force, compared to $7.7 billion or 22.2% of our total primary insurance risk in force at December 31, 2008, and $8.9 billion or 28.1% of our primary insurance risk in force at December 31, 2007. Historically, non-prime loans are more likely to result in claims than prime loans. In addition, our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to other loans, which results in larger claims. Since 2006, we have experienced a significant increase in mortgage loan delinquencies related to Alt-A loans originated in 2005 through 2007. These losses have occurred more rapidly and well in excess of historical loss patterns, and have contributed in large part to the significant increase in our provision for losses since 2006. If delinquency and default to claim rates on non-prime loans continue to increase as is expected, in particular in California, Florida and other states where the Alt-A product is prevalent, our results of operations and financial condition will continue to be negatively affected.

High-LTV Mortgages.    We have provided private mortgage insurance on other mortgage products that have more risk than most mortgage products that meet the GSEs’ classification of conforming loans. A portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of 97% or greater. At September 30, 2009, our mortgage insurance risk in force related to these loans was $2.6 billion or 7.4% of our total primary insurance risk in force, compared to $6.7 billion or 19.3% of primary insurance risk in force at December 31, 2008 and $6.5 billion or 20.7% of primary insurance risk in force at December 31, 2007. Mortgage loans with LTVs greater than 97% default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. We have experienced a significant increase in mortgage loan delinquencies related to high-LTV mortgages. As a result, we have altered our underwriting criteria to eliminate insuring new loans with LTVs greater than 95% and have adopted more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes will improve our overall risk profile, in the near term, our results of operations and financial condition likely continue to be negatively affected by the performance of our existing insured loans with high-LTVs.

Pool Mortgage Insurance.    We offer pool mortgage insurance, which exposes us to or increased risk of greater loss severity compared to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full amount of every loan in the pool within our exposure limits and upon which a claim is made until the aggregate limit is reached, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At September 30, 2009, $2.8 billion of our mortgage insurance risk in force was attributable to pool insurance, compared to $2.9 billion at December 31, 2008 and $3.0 billion at December 31, 2007.

NIMS.    We have provided credit enhancement on NIMS. NIMS are a relatively unproven product with a volatile performance history, particularly in the current declining housing market. NIMS have been particularly susceptible to the disruption in the mortgage credit markets, and we stopped writing insurance on NIMS in 2007. We expect future credit losses on NIMS to be approximately $418 million, with most payments expected to occur in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of September 30, 2009 was $317.8 million, of which $11.2 million relates to derivative assets and $329.0 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Because our future expected credit losses are greater than our cumulative unrealized loss related to NIMS, we expect an additional negative impact to our results of operations related to NIMS in future periods.

A portion of our mortgage insurance risk in force consists of insurance on adjustable-rate products that have resulted in significant losses and are expected to result in further losses.

At September 30, 2009, approximately 16% of our mortgage insurance risk in force consists of ARMs (8% of our mortgage insurance risk in force at September 30, 2009 relates to ARMs with resets of less than five years from origination), which includes loans with negative amortization features, such as pay option ARMs. We consider a loan to be an ARM if the interest rate for that loan will reset at any point during the life of the loan. It has been our experience that ARMs with resets of less than five years from origination are more likely to result in a claim than longer-term ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) expires. At September 30, 2009, approximately 9.6% of our primary mortgage insurance risk in force consists of interest-only mortgages, where the borrower pays only the interest on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. We believe that, similar to ARMs, these loans have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made.

A lack of liquidity in the mortgage market, tighter underwriting standards, and declining home prices in many regions in the U.S. during 2007, 2008 and through the first nine months of 2009, have combined to make it more difficult for many borrowers with ARMs and interest-only mortgages to refinance their mortgages into fixed rate products. As a result, without available alternatives, many borrowers have been forced into default when their interest rates reset at a higher rate. This has resulted in significant losses during 2007, 2008 and through the first nine months of 2009 for mortgage lenders and insurers as well as investors in the secondary market. Although there can be no assurance, the historically low level of interest rates in the current mortgage market may help to reduce the size of interest payment increases (and in some cases eliminate any increase) for loans resetting in the remainder of 2009 and in 2010, while the emergence of federal and private loan modification programs aimed at modifying existing loan structures, may allow qualified borrowers in or near to default to convert to fixed rate loans. In the long-term, however, absent a change in the current lending environment or a positive mitigating effect from federal and private measures aimed at reducing defaults from adjustable rate resets, we expect that defaults related to these products will likely continue to increase. As of September 30, 2009, approximately 6% and 10% of the adjustable rate mortgages we insure are scheduled to reset during the remainder of 2009 and in 2010, respectively. If defaults related to adjustable rate mortgages were to continue at their current pace or were to increase, as is currently projected, our results of operations will continue to be negatively affected, possibly significantly, which could adversely affect our financial condition and results of operations.

Recent losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty by the GSEs or state insurance regulators.

The GSEs, rating agencies and state insurance regulators impose various capital requirements on our subsidiaries. These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements that limit the amount of insurance that our insurance subsidiaries may write. Sixteen states currently have a statutory or regulatory requirement limiting a mortgage insurer’s risk-to-capital ratio to 25:1. As a result of net losses during 2007, 2008 and the first nine months of 2009, Radian Guaranty’s risk-to-capital ratio grew from 8.1:1 at December 31, 2006 to 16.1:1 at September 30, 2009, even after including the contribution of our financial guaranty business to our mortgage insurance business during the third quarter of 2008.

Based on current and expected future trends, we believe that we will continue to incur and pay material amounts of losses in our mortgage insurance business. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict. In the absence of additional new capital or capital relief through reinsurance or otherwise, Radian Guaranty’s risk-to-capital ratio is expected to continue to increase during the remainder of 2009 and could reach 25:1 before the end of the year.

We, along with others in our industry, are seeking regulatory changes or relief in those states that impose a 25:1 risk-to-capital requirement, primarily through new legislation or other means by which the insurance regulator in these states is granted discretionary authority to waive the 25:1 risk-to-capital requirement. Although these efforts have been successful in four states to date, it is uncertain whether regulatory changes or relief will be obtained in the remaining states in sufficient time to avoid a breach of the 25:1 limitation in these states.

Further, in those states that currently allow for discretionary authority, there can be no assurance that the regulators in these states will exercise their discretion to permit us to write new business in the event that we do not meet the 25:1 limitation, how long such regulators may allow any waiver of this requirement to exist or what, if any, other requirements may be imposed. Moreover, in those states that do not have a capital adequacy requirement in the form of a 25:1 limitation, it is not clear what actions the applicable state regulators would take if we failed to meet the capital adequacy requirement established by another state. Accordingly, if we fail to meet the capital adequacy requirements in one or more states, Radian Guaranty could be required to suspend writing business in some or all of the states in which we do business.

We are actively seeking to manage Radian Guaranty’s risk-to-capital ratio by selectively writing new business. In addition, we are also exploring other alternatives to address our mortgage insurance capital needs, including potentially raising capital through one or more private or public offerings of debt or equity securities and by freeing up capital for use through liquidation of certain of our investments and through reinsurance or other risk transfer arrangements. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q. We cannot provide any assurance as to whether we will be successful in implementing any of these potential alternatives, many of which require regulatory and other approvals, or whether the capital or capital relief obtained through such alternatives will be sufficient to maintain our risk-to-capital ratio at or below 25:1. Any future equity offerings could be dilutive to our existing stockholders, could result in a decrease in the price of our common stock, or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock.

We are also reviewing our ability to implement a structure in which we would plan to write new first-lien mortgage insurance business through our wholly-owned subsidiary, Amerin Guaranty, in those states that continue to impose a 25:1 risk-to-capital requirement. Amerin Guaranty currently maintains an insured portfolio of second-lien mortgages, which will need to be commuted or otherwise eliminated before Amerin Guaranty could write first-lien mortgage insurance. Although we have made significant progress in eliminating much of this second-lien risk, we cannot assure you that we would be successful in commuting all of Amerin Guaranty’s existing risk or that we would succeed in obtaining the necessary regulatory or other approvals (including from the GSEs) to write new first-lien mortgage insurance business through Amerin Guaranty.

If we are unsuccessful in obtaining new capital or capital relief for Radian Guaranty, Radian Guaranty’s risk-to-capital ratio could increase to the point where state insurance regulators may limit the amount of new insurance business that Radian Guaranty may write or prohibit Radian Guaranty from writing new insurance altogether in their respective states, including those states that do not currently impose a 25:1 limitation. In addition, the GSEs and our other customers may decide not to conduct new business with Radian Guaranty (or reduce current business levels) while its risk-to-capital ratio remained at elevated levels. This could ultimately result in a loss of Radian Guaranty’s eligibility with the GSEs. The franchise value of our mortgage insurance business would be significantly diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it could write. In addition, any restriction on Radian Guaranty’s ability to continue to write new insurance would likely harm our ability to attract new capital.

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

Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. We are currently in close communication with certain insurance regulatory authorities, including the Pennsylvania

Insurance Department with respect to Radian Guaranty and Radian Insurance and the Illinois Department of Insurance and other regulators regarding Amerin Guaranty. Amerin Guaranty is currently running off its remaining insured portfolio of second-lien mortgages and is currently prohibited from writing new insurance business in five states without the addition of new capital. Additionally, the Hong Kong Insurance Authority has directed Radian Insurance to continue to maintain sufficient assets in Hong Kong to cover its potential liabilities on insured loans in Hong Kong. In light of current market conditions and ongoing losses in our insurance subsidiaries, insurance departments in the jurisdictions noted above or in other jurisdictions could impose restrictions or requirements that could have a material adverse impact on our businesses.

The long-term capital adequacy of Radian Guaranty is dependent, in part, upon the performance of our financial guaranty portfolio.

During the third quarter of 2008, we implemented an internally-sourced capital plan by contributing our financial guaranty business to our mortgage insurance business. This reorganization provided Radian Guaranty with immediate and substantial regulatory capital credit. Importantly, it also has provided (and is intended to further provide) Radian Guaranty with significant cash infusions from dividends over time. The timing and amount of these cash infusions will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws.

As of September 30, 2009, Radian Asset Assurance maintained a statutory surplus of approximately $936 million and total claims paying resources of approximately $2.5 billion. If the credit performance of our financial guaranty business remains stable, we expect our financial guaranty business to issue significant dividends to Radian Guaranty over time as our existing financial guaranty portfolio matures and the exposure is reduced. If the exposure is reduced on an accelerated basis through the recapture of insured business from our primary financial guaranty reinsurance customers or otherwise, we may have the ability to release capital to Radian Guaranty more quickly and in a greater amount. If, however, the performance of our financial guaranty portfolio deteriorated materially, our financial guaranty statutory surplus could be reduced, which in turn would have a negative impact on the regulatory capital of Radian Guaranty. Further, in this event, our financial guaranty business would likely have less capacity to issue dividends to Radian Guaranty, and could be restricted from issuing dividends altogether. Any perceived or actual decrease in the capital support derived from our financial guaranty business could, therefore, negatively impact the franchise value of our mortgage insurance business, and potentially lead to our inability to write new mortgage insurance business.

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

Our financial guaranty portfolio is exposed to risks associated with the deterioration in the credit markets and the overall economy. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Financial Guaranty—Credit Performance,” in Item 2 of Part I above, we experienced deterioration in our financial guaranty portfolio during 2008 and the first nine months of 2009. While we have sought to underwrite our insured credits with levels of subordination designed to protect us from loss in the event of poor performance of the underlying collateral, we cannot be certain that such levels of subordination will protect us from future material losses in light of the significantly higher rates of delinquency, foreclosure and losses currently being observed within our insured credits.

We provide credit protection on the senior-most tranche of a CDO of ABS transaction with an outstanding net par amount of $468.3 million as of September 30, 2009, where the underlying collateral consists of mezzanine tranches of predominately mortgage-backed securities. As of September 30, 2009, $482.2 million (or 88.3%) of the $546.2 million collateral pool underlying this transaction had been downgraded by S&P or Moody’s and 60 of these credits, with a notional value of $233.3 million, have defaulted. This transaction, which is accounted for as a derivative, is internally rated CCC-, and is rated CC by S&P and Ca2 by Moody’s as of September 30, 2009. Due to the substantial deterioration of the underlying collateral and based on the timing of current anticipated cash flows for this transaction, we currently expect to begin paying claims related to interest shortfalls on this transaction in 2010 and possibly earlier if cash flows are worse than anticipated. We do not expect to begin paying claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that the ultimate principal payment with respect to this transaction may be a significant portion of our total exposure of $468.3 million. In addition, upon our initial claim payment obligation, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net losses (net of taxes).

We provide credit protection on 16 directly insured TruPs CDOs (“Direct TruPs CDOs”), representing an aggregate net par outstanding of $2.3 billion as of September 30, 2009. Throughout 2009, we have experienced deterioration in our Direct TruPs CDO portfolio due to issuers of the TruPs defaulting on their obligations to pay interest or voluntarily deciding to defer payments of interest, which is permissible under the TruPs for a limited period of time. In October 2009, we received notice of an interest shortfall and paid a claim with respect to a Direct TruPs CDO, representing $212.5 million of exposure, and we currently expect to incur ultimate principal losses on at least one other Direct TruPs CDO, representing $158.1 million in exposure. Even relatively small changes in TruPs default rates or economic conditions could have a material impact on the timing and amount of cash available to make interest and principal payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payment is very difficult to predict. Furthermore, certain investment funds have recently developed a strategy to attempt to purchase collateral (including high quality collateral) in TruPs CDOs at a substantial discount, thus potentially eroding amounts available to satisfy obligations to the senior positions in the TruPs CDOs, including the positions we insure. If such a strategy were to be successful with respect to a significant portion of our Direct TruPs CDO portfolio, the collateral may suffer further value deterioration and lead to increased claims payment obligations and potential credit losses. Such losses could have a material adverse effect on our financial condition and operating results.

In nine of our Direct TruPs CDS contracts, which provide credit protection on seven distinct pools of TruPs collateral (representing an aggregate net par outstanding of $965.0 million as of September 30, 2009), our counterparties may require that we pay them the outstanding par on our insured obligations if an event of default under the related TruPs CDO indenture exists as of the termination date of the CDS. If we are required to make such a payment, then our counterparty would either (as specified in the CDS) deliver the insured obligation to us or be obligated to pay us periodically, cash in an amount equal to the amount that the TruPs CDO issuer pays on the insured obligation. The termination dates of these CDS contracts currently range between 2011 and 2017, but automatically extend for additional one year increments unless terminated by our counterparty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” above for a discussion regarding the performance of our Direct TruPs CDO portfolio. The liquidity position of our financial guaranty business may be significantly harmed if we are required to purchase one or more of the TruPs bonds at maturity.

Some of our financial guaranty products may be riskier than traditional guarantees of public finance obligations

Historically, our financial guaranty public finance business has focused on smaller, regionalized, lower-investment grade issuers and structures that were uneconomical for most of the larger, higher-rated financial guarantors to insure. As a result, we have greater exposure than other monoline financial guarantors to sectors such as healthcare and long-term care and education that historically have had higher default rates than other public finance sectors. These credits, which generally cover smaller, more rural and specialized issuers, tend to be lower rated and more susceptible to default in an economic downturn such as the one we currently are facing.

In addition to our public finance business, we have guaranteed structured finance obligations that expose us to a variety of complex credit risks and indirectly to market, political and other risks beyond those that generally apply to financial guaranties of public finance obligations. We have insured and reinsured certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases, credit card receivables and other consumer assets, both funded and synthetic, and obligations under credit default swaps, including CDOs of several asset classes, such as, corporate debt, TruPs, RMBS, CMBS and other ABS obligations. We continue to have exposure to trade credit reinsurance (which is currently in run-off), which protects sellers of goods under certain circumstances against nonpayment of their accounts receivable. Losses associated with our structured finance and trade credit reinsurance businesses are difficult to predict accurately and could have a material adverse effect on our financial condition and operating results, especially given the current economic disruption. See “We have experienced deterioration in our financial guaranty portfolio.”

Our financial guaranty business faces risks associated with our reinsurance of risk from our financial guaranty insurance customers and our second-to-pay liabilities from these entities.

In June and August 2008, S&P downgraded our financial guaranty insurance subsidiaries’ financial strength ratings. As a result, all but one of our primary reinsurance customers currently have the right to take back or recapture up to an aggregate of $26.8 billion of business previously ceded to us under their reinsurance agreements with us. Under our treaties with our primary reinsurance customers, our customers do not have the ability to selectively recapture business previously ceded to us under their treaties. However, because we have entered into multiple treaties with each customer, it is possible that our customers may choose to recapture business only under those treaties that they perceive as covering less risky portions of our reinsurance portfolio.

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

As a result of the Ambac Commutation and the acquisition of Financial Security Assurance Holdings Ltd. by Assured Guaranty Ltd., in July 2009, 91.9% of Radian Asset Assurance’s net par reinsurance exposure outstanding as of September 30, 2009, was ceded from primary insurer customers that are subsidiaries of Assured Guaranty Ltd. Consequently, such financial guaranty reinsurance, which represents 27.8% of financial guaranty’s aggregate net par outstanding, is now dependent upon the surveillance and loss mitigation abilities of primary insurers under one holding company.

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

Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac’s and Fannie Mae’s federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In particular, Freddie Mac and Fannie May have the ability to:

•

implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase. (See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” below);

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default; and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.

Some of Freddie Mac’s and Fannie Mae’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce demand for mortgage insurance and have an adverse effect on our business, financial condition and operating results. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was only the minimum required by the GSE’s charter, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which, for certain loans, they would accept a level of mortgage insurance above the requirements of their charters, but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). In September 2009, Fannie Mae announced that, effective January 1, 2010, it would expand broadly the types of loans eligible for charter coverage, and also that it would eliminate its reduced coverage program in the second quarter of 2010. To the extent lenders selling loans to Fannie Mae chose charter coverage for loans that we insure, our revenues would be reduced and we could experience other material adverse effects on our financial condition and operating results.

The GSEs’ business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act, encompass substantially all of the GSEs’ operations. This new law abolished the former regulator for the GSEs and created a new, stronger regulator, the Federal Housing Finance Agency (“FHFA”), in addition to other oversight reforms.

In September 2008, the FHFA was appointed as the conservator of the GSEs. As their conservator, the FHFA controls and directs the operations of the GSEs. The appointment of a conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business. The appointment of a conservator also increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the domestic housing market and potentially make certain structural and other changes to the GSEs. The Obama administration has announced that it will announce its plans regarding the future of the GSEs in early 2010. Although we believe that private mortgage insurance will continue to play an important role in any future structure involving the GSEs, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether. In connection with the recently announced Homeownership Affordability and Stability Plan, the FHFA will allow the GSEs to refinance their own qualifying loans without mortgage insurance if the original loan does not have mortgage insurance.

We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.

In order to maintain the highest level of eligibility with Freddie Mac and Fannie Mae, mortgage insurers generally must maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them, or take actions that may include not purchasing loans insured by the mortgage insurer. In light of the housing market downturn, both Freddie Mac and Fannie Mae have indicated that loss of mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs. We are currently aware of at least one private mortgage insurance company that has lost its top tier eligibility with Freddie Mac and Fannie Mae.

Our mortgage insurance subsidiaries have been downgraded substantially below AA-/Aa3 by S&P and Moody’s and on October 27, 2009, S&P put Radian Guaranty and certain other private mortgage insurers on credit watch for further downgrade. In response to these ratings actions, we have presented business and financial plans to Freddie Mac and Fannie Mae for how to restore profitability and ultimately regain a higher rating for our mortgage insurance business. Among other items, our plans to the GSEs have focused on our internal reorganization in which we contributed our financial guaranty business to our mortgage insurance business, thus providing our mortgage insurance business with substantial regulatory capital credit and potential cash infusions over time. See “The long-term capital adequacy of Radian Guaranty is dependent, in part, upon the performance of our financial guaranty portfolio” above for risks associated with this plan. The amount of capital credit that we may receive as a result of the internal reorganization is uncertain and depends on the rating agencies and GSE’s views of the credit quality of our financial guaranty portfolio and our expected dividend capacity from our financial guaranty business, among other factors. Our ratings are also driven by the rating agencies’ views of the mortgage insurance industry as a whole. If the capital credit we receive from the rating agencies and GSEs is less than they believe may be required by our mortgage insurance business, we could lose our eligibility with the GSEs and/or be further downgraded by the rating agencies. Our remediation plans include projections of our future financial performance, including the effect of significant changes to the underwriting and pricing of our business. Although their initial reactions to our plans were favorable, we cannot be certain that either of the GSEs will accept our plans or if we will be able to retain our eligibility status with either of them. Loss of our eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and could negatively impact our results of operations and financial condition.

Deterioration in regional economic factors in areas where our business is concentrated increases our losses in these areas.

Our results of operations and financial condition are particularly affected by weakening economic conditions, such as depreciating home values and unemployment, in specific regions (including international markets) where our business is concentrated.

At September 30, 2009, approximately 55% of our primary mortgage insurance risk in force is concentrated in 10 states, with the highest percentages being in California, Florida and Texas. A large percentage of our second-lien mortgage insurance risk in force also is concentrated in California and Texas. In 2008 and through the first nine months of 2009, deteriorating markets in California and Florida, where non-prime and non-traditional mortgage products such as ARMs (including interest-only loans) are prevalent and where home prices have fallen significantly, have resulted in significant losses in our mortgage insurance business. Approximately 15% of our total increase in primary mortgage insurance loss reserves during the first nine months of 2009 was attributable to these two states, which together represented approximately 21% of our primary mortgage insurance risk in force at September 30, 2009. During the prolonged period of rising home prices that preceded the current downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in this state. As mortgage credit performance in California and Florida has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions continue to deteriorate.

In addition to California and Florida, approximately 12% of our primary mortgage insurance risk in force at September 30, 2009 was concentrated in the Midwestern states of Michigan, Illinois and Ohio. This region has continued to experience higher default rates in 2009, which we believe are largely attributable to the difficult operating environment facing the domestic auto industry. We expect that this trend may continue and could become worse.

Our financial guaranty business also has a significant portion of its insurance risk in force concentrated in a small number of states, principally including California, Texas, New York, Pennsylvania, and Florida, and could be materially and adversely affected by a continued and prolonged weakening of economic conditions in these states. In addition to the impact of regional housing and credit market deterioration, our results of operations and financial condition could be negatively impacted by natural disasters or other catastrophic events, acts of terrorism, conflicts, event specific economic depressions or other harmful events in the regions, including areas internationally, where our business is concentrated.

A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business.

Our ability to write new business depends, among other things, on a steady flow of high-LTV mortgages that require our mortgage insurance. The deterioration in the credit performance of non-prime and other forms of non-conforming loans has caused lenders to substantially reduce the availability of non-prime mortgages and most other loan products that are not conforming loans, and to significantly tighten their underwriting standards. Fewer loan products and tighter loan qualifications, while improving the overall quality of new mortgage originations, have in turn reduced the pool of qualified homebuyers and made it more difficult for buyers (in particular first-time buyers) to obtain mortgage financing or to refinance their existing mortgages. In addition, the significant disruption in the housing and related credit markets has led to reduced investor demand for mortgage loans and mortgage-backed securities in the secondary market, which historically has been an available source of funding for many mortgage lenders. This has significantly reduced liquidity in the mortgage funding marketplace, forcing many lenders to retain a larger portion of their mortgage loans and mortgage-backed securities and leaving them with less capacity to continue to originate new mortgages.

The potential negative effect on our business from the decreased volume of mortgage originations has been offset by an increase in the demand for mortgage insurance on conforming loans as the lending industry embraces more conservative risk management measures. However, if the volume of new mortgage originations continues to decrease or persists at low levels for a prolonged period of time, we may experience fewer opportunities to write new insurance business, which could reduce our existing insurance in force and have a significant negative effect on both our ability to execute our business plans and our overall franchise value.

Because our mortgage insurance business is concentrated among a few significant customers, our new business written and franchise value could decline if we lose any significant customer.

Our mortgage insurance business depends to a significant degree on a small number of lending customers. As of September 30, 2009, our top ten mortgage insurance customers were generally responsible for over half of both our primary new insurance written in 2009 and our direct primary risk in force. Accordingly, maintaining our business relationships and business volumes with our largest lending customers is important to the success of our business. Challenging market conditions have adversely affected, and may continue to adversely affect, the financial condition of a number of our largest lending customers. Many of these customers have experienced ratings downgrades and liquidity constraints in the face of increasing delinquencies and the lack of a secondary market for mortgage funding. These customers could become subject to serious liquidity constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. In addition, as a result of current market conditions, our largest lending customers may seek to diversify their exposure to any one or more mortgage insurers or decide to write business only with those mortgage insurers that they perceive to have the strongest financial position.

Since 2007, we have tightened our underwriting guidelines, which has resulted in our declining to insure some of the loans originated by our larger customers. We have also increased our pricing to reflect the increased risk of default in the current economic and housing downturn. The loss of business from even one of our major customers could have a material adverse effect on the amount of new business we are able to write, and consequently, our franchise value. Our master policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us, and we cannot be certain that any loss of business from a single lender will be recouped from other lending customers in the industry.

From time to time, we have disputes with our customers. If not resolved, these disputes could lead to arbitration or litigation proceedings. Our recent experience with respect to increased insurance rescissions and claims denials has heightened the risk of disputes with our customers, which could potentially lead to the loss of one or more customers or to litigation. If we engage in material litigation with any customer, the customer could decide to limit the amount of business they conduct with us or terminate our business relationship altogether, which could have a material adverse effect on our business, financial condition and results of operations.

Our mortgage insurance business faces intense competition.

The U.S. mortgage insurance industry is highly dynamic and intensely competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the Veterans’ Administration (“VA”) and the FHA, which has significantly increased its competitive position in areas with higher home prices by streamlining its down-payment formula and reducing the premiums it charges.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, have greater financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.

We believe that, beginning in 2008, the FHA has substantially increased its market share, including by insuring a number of loans that would meet our current underwriting guidelines at a cost to the borrower that is lower than the cost of our mortgage insurance. For information regarding certain legislative developments that have enhanced the FHA’s competitive position, see “Legislation and regulatory changes and interpretations could harm our mortgage insurance business” below. In light of the capital constraints currently facing most, if not all, private mortgage insurers and the need by private mortgage insurers to tighten underwriting guidelines based on past loan performance, we anticipate that the FHA will continue to maintain a strong market position and could increase its market position to the point that private mortgage insurers may be perceived as less significant to the future of the housing finance market.

It appears that the improvement in the credit quality of new loans being insured in the current market, combined with the deterioration of the financial strength ratings of most existing private mortgage insurance companies, in part due to their legacy books of insured mortgages, could encourage new entrants to our industry. One potential new entrant, which appears to have significant capital commitments, has publicly disclosed that it has received a license to conduct mortgage insurance and that it is pursuing other licenses and GSE approval. Our inability to compete with other providers, including any new entrants that are not burdened by legacy credit risks, could have a material adverse effect on our business, financial condition and operating results.

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

We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and strong loss mitigation opportunities for delinquent or near-delinquent loans. Many of our customers also serve as the servicers for loans that we insure, whether the loans were originated by such customer or another lender. Therefore, the same market conditions affecting our customers as discussed above in “Because our mortgage insurance business is concentrated among a few significant customers, our new business written and franchise value could decline if we lose any significant customer” will also affect their ability to effectively maintain their servicing operations. In addition, current housing trends have led to a significant increase in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake loss mitigation efforts that could help limit our losses. Managing a substantially higher volume of non-performing loans could create operational difficulties that our servicers may not have the resources to overcome. If a disruption occurs in the servicing of mortgage loans covered by our insurance policies, this, in turn, could contribute to a rise in delinquencies and/or claims among those loans and could have a material adverse effect on our business, financial condition and operating results.

Loan modification and other similar programs may not provide us with a material benefit.

Recently, the FDIC, as receiver of IndyMac, the GSEs and lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. In February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan, which provides certain guidelines for loan modifications and allocates $75 billion for this purpose. While modifications made under these programs are increasing, the programs remain in their early stages and it is unclear whether they will ultimately result in a significant number of loan modifications. Even if a loan is modified, we do not know how many modified loans will subsequently re-default or whether they may eventually result in losses that would be greater than we would have suffered if the loan had not been modified. As a result, we cannot ascertain with confidence whether these programs will provide material benefits to us. In addition, because we do not have information for all of the parameters used to determine which of our insured loans are eligible for modification programs, our estimates of the number of qualifying loans are inherently uncertain. The U.S. Treasury also is supporting judicial modifications for home mortgages during bankruptcy proceedings. If legislation is enacted to permit a mortgage balance to be reduced in bankruptcy, we would still be responsible under our master insurance policy to pay the original balance if the borrower re-defaulted on that mortgage after its balance has been reduced. Various government entities and private parties have adopted foreclosure moratoriums. A moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium, additional interest and expenses would be due, which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

Although these loan modification and similar programs are currently in effect, there is no guarantee that they will continue to be available. Any termination or temporary cessation of any of these programs could result in an increased number of claims in our mortgage insurance business and could have a material adverse effect on our business, financial condition and results of operations.

Mortgage refinancings in the current housing market may increase the risk profile of our existing mortgage insurance portfolio.

Mortgage interest rates currently are at historically low levels, which has led many borrowers to seek to refinance their existing mortgages. However, because most lenders are currently utilizing more restrictive underwriting guidelines, only those borrowers with strong credit profiles are generally able to qualify for the new loans required to refinance. Consequently, only highly qualified borrowers are generally able to refinance in the current market. As more of these borrowers refinance (and their existing mortgage insurance with us is canceled), the total percentage of our risk in force related to high-risk borrowers could possibly increase, which could increase the risk profile of our existing mortgage insurance portfolio and potentially reduce the future profitability of our mortgage insurance business.

Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses.

Our mortgage insurance and financial guaranty premium rates may not be adequate to cover future losses. Our mortgage insurance premiums are based on our long-term expected risk of claims on insured loans, and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), term, coverage percentage or the existence of a deductible in front of our loss position. Our financial guaranty premiums are based on our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, our premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices that we expect our competitors to offer. Our estimates and expectations are based on assumptions that may ultimately prove to be inaccurate. In particular, the predictive value of historical data may be less reliable during periods of greater economic stress and, accordingly, our ability to correctly estimate our premium requirements may be impaired during the current economic uncertainty.

We generally cannot cancel or elect not to renew the mortgage insurance or financial guaranty insurance coverage we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of a policy. Therefore, even if the risk underlying many of the mortgage or financial guaranty products we have insured develops more adversely than we anticipated, including as a result of the on-going economic recession and housing market downturn, which has led to a significant increase in defaults and claims, and the premiums our customers are currently paying for similar coverage on new business from us and others has increased, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage, to mitigate the effects of such adverse developments. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur. An increase in the amount or frequency of claims beyond the levels contemplated by our pricing assumptions could have a material adverse effect on our business, financial condition and operating results.

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

We provide contract underwriting services for certain of our mortgage lender customers, including on loans for which we are not providing mortgage insurance. Under the terms of our contract underwriting agreements, we agree that if we make material errors that lead to a default in connection with these services, the mortgage lender may, subject to certain conditions, require us to purchase the loans, issue mortgage insurance on the loans, or indemnify the lender against future loss associated with the loans. Accordingly, we assume some credit risk and interest-rate risk in connection with providing these services. In 2008, we underwrote $14.7 billion (and through the first nine months of 2009 we underwrote $7.8 billion) in principal amount of loans for customers through contract underwriting. Depending on market conditions, a significant amount of our underwriting services may be performed by independent contractors hired by us on a temporary basis. If these independent contractors make more material errors than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results.

Our loss mitigation strategies are reduced in markets where housing values fail to appreciate or continue to decline.

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

The credit ratings of Radian Group and the insurance financial strength ratings assigned to our insurance subsidiaries were downgraded multiple times during 2008 and again in 2009 and may be further downgraded. On October 27, 2009, S&P put the mortgage-insurance operations of seven companies, including ours, on credit watch for potential downgrade. Radian Insurance and our financial guaranty insurance subsidiaries have been on credit watch for potential downgrades since April 8, 2007. In response to current market conditions, the rating agencies are engaged in ongoing monitoring of the mortgage insurance and financial guaranty industries and could take action, including by downgrading or warning of the strong possibility of downgrade, with respect to one or more companies in a specific industry. Although we remain in frequent contact with the rating agencies and have prepared action plans to address rating agency actions, we are generally not provided with much advance notice of an impending rating decision, which could come at any time.

Historically, our ratings have been critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings or the announcement of the potential of a downgrade, or any other concern relating to the on-going financial strength of our insurance subsidiaries, could make it difficult or impossible for them to continue to write new profitable business or create a competitive advantage for other industry participants that maintain higher ratings than us. Further, although we believe the GSEs currently are not as concerned with ratings as they have been in past periods, any additional downgrade of the insurance financial strength ratings for our mortgage insurance business could negatively impact our eligibility status with the GSEs. A downgrade may make it more difficult for us to successfully raise capital, including by imposing terms not acceptable to us or by limiting us to raising an amount that would not be sufficient to restore or stabilize our ratings.

Because we do not establish reserves in our mortgage insurance business until a borrower has failed to make two payments rather than based on estimates of our ultimate losses on non-defaulted loans, our financial statements may not reflect our expected obligation for losses on our entire portfolio of insured mortgages.

In accordance with GAAP, we generally do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two consecutive payments when due. Upon notification that two payments have been missed, we establish a loss reserve by using historical models based on a variety of loan characteristics, including the type of loan, the status of the loan as reported by the servicer of the loan, and the area where the loan is located. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to non-defaulted loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As a result, future losses may have a material impact on future results as delinquencies occur.

If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income which could hurt our capital position.

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

In addition to establishing mortgage insurance loss reserves in accordance with the immediately preceding risk factor, we are required under GAAP to establish a premium deficiency reserve for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. As of September 30, 2009, a premium deficiency reserve of $9.3 million existed for our second-lien mortgage insurance business. Because our evaluation of premium deficiency is based on our best estimate of future losses, expenses and premiums, the evaluation is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our first-lien mortgage insurance business at September 30, 2009, there can be no assurance that additional premium deficiency reserves will not be required for this product or our other mortgage insurance products in future periods.

It also is difficult to estimate appropriate loss reserves for our financial guaranty business because of the nature of potential losses in that business, which are largely influenced by the particular circumstances surrounding each troubled credit, including the availability of loss mitigation, and therefore, are less capable of being evaluated based on historical assumptions or precedent. In addition, in our financial guaranty reinsurance business, we rely in part on information provided by the primary insurer in order to establish reserves. If this information is incomplete or untimely, our loss reserves may be inaccurate and could require adjustment in future periods as new or corrected information becomes available.

Insurance rescissions and claim denials may not continue at the levels we have recently experienced.

We have had a significant increase in insurance rescissions and denials of claims made due to fraud, misrepresentation or other violations of our insurance policies. These rescissions and denials have mitigated materially our paid losses and resulted in a significant reduction in our reserve for losses. Although we expect these rescissions and denials to continue in light of our significant default inventory, we can provide no assurance that rescissions and denials will continue at the increased levels we have recently experienced or will continue to materially mitigate paid losses. In addition, the insured may dispute our right to rescind coverage or deny a claim, which dispute may be made several years after such rescission or denial and could result in arbitration or judicial proceedings. We may be unsuccessful in such proceedings, which may be costly and time consuming. Our recent experience with respect to increased insurance rescissions and claims denials has also heightened the risk of disputes with our customers, which could potentially lead to the loss of one or more customers or to litigation. See “Because our mortgage insurance business is concentrated among a few significant customers, our new business written and franchise value could decline if we lose any significant customer.”

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

Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities. During the second half of 2008, we experienced negative returns as a result of the on-going deterioration in the economy. Continued volatility or illiquidity in the markets in which we directly or indirectly hold positions has reduced the market value of many of our investments and has caused other than temporary impairments within our portfolio, which, if this continues, could have a material adverse effect on our liquidity, financial condition and operating results.

As a holding company, Radian Group relies on its operating subsidiaries to fund its dividend payments and to meet its obligations.

Radian Group acts principally as a holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s most significant liquidity demands over the next 12 months include funds for (i) the payment of dividends on our common stock, (ii) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) interest payments on our outstanding long-term debt (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iv) payments to our insurance subsidiaries under our tax-sharing agreement, and (v) potential capital support for our insurance subsidiaries. Radian Group held directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of $380 million at September 30, 2009.

Dividends from our insurance subsidiaries and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In light of on-going losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance and Sherman are each permitted to issue dividends, these dividends will be issued to Radian Guaranty, their direct parent company, and not to Radian Group. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

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

Under our current tax-sharing agreement between Radian Group and our subsidiaries, our subsidiaries are required to pay to Radian Group on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year as well as any amount that the subsidiary could utilize through existing carryback provisions of the IRC had such subsidiary filed its federal tax return on a separate company basis. In October 2009, we satisfied Radian Group’s obligation to pay approximately $98 million to Radian Guaranty by transferring to it our ownership interest in Sherman, which required no cash payment. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q for further information regarding this transaction. In addition, based on our current tax loss projections, we believe that Radian Group will be required to pay an additional amount of $253 million to Radian Guaranty in October 2010, which amount could decrease if actual tax losses are less than projected or increase up to a maximum of $484 million if actual tax losses in 2009 are worse than projected. Further, if Radian Guaranty realizes a tax loss in 2010, Radian Group could be required to make an additional payment to Radian Guaranty in October 2011, up to a maximum of approximately $77 million. Radian Group may also receive or may also be required to pay tax amounts under the tax-sharing agreement to other subsidiaries within the consolidated group, including if Radian Group elects to extend its carryback period for net operating losses as permitted pursuant to recently enacted legislation. All amounts required to be paid under our tax-sharing agreement are dependent on the extent of tax losses in current and future periods and are based upon current IRC provisions which govern the usage of such tax losses. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

We repaid our $100 million credit facility in August 2009, but we still have $192 million outstanding in principal amount of debentures that are due in June 2011 as well as $250 million in principal amount of senior notes due in each of 2013 and 2015.

In light of the on-going turmoil in the housing and related credit markets, we do not expect to be profitable in 2009 and we may not be profitable in 2010. Further, Radian Group does not expect to receive any dividends from our insurance subsidiaries in the foreseeable future. Accordingly, in order to satisfy our payment obligations in 2010 and 2011, we may be required to raise capital through one or more public or private offerings of debt or equity securities. Any such arrangements will involve costs and may have certain negative consequences for us and our equity holders, such as a dilutive effect on current equity holders, a decrease in our stock price, and increased costs of leverage and associated limitations on the operations of the business, as well as the up-front costs of the transactions. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q. We cannot provide any assurances that, in the future, we will be able to access the capital markets on favorable terms, if at all.

Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.

We provide credit enhancement in the form of derivative contracts. The gains and losses on these derivative contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate in order to estimate the fair value amounts that would be exchanged to sell an asset or transfer a liability. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many derivative products, we have had to use assumptions as to what could be realized in a current market exchange. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the fair values received or paid could be materially different than those reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Assets and Liabilities” in Item 2 above.

Temporary market or credit spread changes as well as actual credit improvement or deterioration in our derivative contracts are reflected in changes in fair value of derivative instruments. Because the adjustments referenced above are reflected on our statements of income, they affect our reported earnings and create earnings volatility. Additionally, beginning in 2008, in accordance with the accounting pronouncement regarding fair value measurements, we made an adjustment to our derivatives valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of fair value of our credit derivatives. Our five-year credit default swap spread has increased significantly since January 2007, and was 1,323 basis points as of September 30, 2009. This market perception of our high risk of non-performance has had the effect of reducing our derivative liability valuations by approximately $2.6 billion as of September 30, 2009. If our credit default swap spread were to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our earnings could be significantly reduced.

The performance of our strategic investments could harm our financial results.

Part of our business involves strategic investments in other companies, and we generally do not have control over the way that these companies run their day-to-day operations. Our 28.7% equity interest in Sherman, through Radian Guaranty, currently represents our most significant strategic investment. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has a variety of other similar ventures related to consumer assets. Consequently, Sherman’s results could be adversely impacted by:

•	Sherman’s ability to obtain or renew financing, a portion of which is renewable annually, and its ability to accomplish this on reasonable terms;

•	mispricing of the pools of consumer assets it purchases;

•	macroeconomic or other factors that could diminish the success of its collection efforts on the variety of consumer assets it owns; and

•

the results of its credit card origination business, which are sensitive to interest-rate changes, charge-off losses and the success of its collection efforts, and which may be impacted by macroeconomic factors that affect a borrower’s ability to pay.

As a result of their significant amount of collection efforts, there is a risk that Sherman could be subject to consumer related lawsuits and other investigations related to fair debt collection practices, which could have an adverse effect on Sherman’s income, reputation and future ability to conduct business. In addition, Sherman is particularly exposed to consumer credit risk as a result of its credit card origination business and unsecured lending business through CreditOne. National credit card lenders have reported decreased spending by card members and an increase in delinquencies and loan write-offs as a result of the on-going turmoil in the consumer credit markets. A continuation of current economic trends could materially impact the future results of Sherman, which, in turn, could have an adverse effect on our results of operations or financial condition.

Our international operations subject us to risks.

We are subject to a number of risks associated with our legacy international mortgage insurance and financial guaranty business activities, including:

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

Given our current strategic focus on domestic mortgage insurance, we have ceased writing new international business and have significantly reduced our existing international exposures. In certain cases, our ability to reduce our exposure depends on our counterparty’s ability to find alternative insurance, which opportunities are limited in the current global economic downturn. Accordingly, we may not be able to recover the capital we invested in our international operations for many years and may not recover all of such capital if losses are worse than expected. Further, any one or more of the risks listed above could limit or prohibit us from effectively running off our international operations.

We currently hold a 45% interest in the holding company for a Brazilian insurance company, which specializes in surety and agricultural insurance. Although we wrote off our entire interest in this company in 2005, under Brazilian law, it is possible that we could become liable for our proportionate share of the liabilities of the company (our share representing approximately $15 million as of June 30, 2009), if the company were to become insolvent. The company currently remains in compliance with Brazilian regulatory requirements and is exploring alternatives for improving its capital position.

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

We face litigation risk in the ordinary course of operations, including the risk of class action lawsuits. In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the court ordered that the cases be consolidated into In re Radian Securities Litigation. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. Plaintiffs filed an amended complaint on July 10, 2009. As was the case with the initial complaint, we do not believe that the allegations in the amended complaint have any merit, and we intend to defend against this action vigorously.

In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case, which was granted on July 16, 2009, dismissing the complaint without prejudice. The plaintiffs filed an amended complaint on August 17, 2009. As was the case with the initial complaint, we do not believe that the allegations in the amended complaint have any merit, and we intend to defend against this action vigorously.

As previously disclosed, on June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank, FGIC, Ambac and MBIA as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million, without giving effect to our settlement in August 2009 with Ambac and Deutsche Bank as described below. We have established loss reserves equal to the total amount of our exposure to these transactions. After being stayed for several months as a result of the FDIC’s seizure of IndyMac, this action resumed in April 2009, at which time the defendants filed motions to dismiss the action.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. This settlement resolved the declaratory judgment action as it pertains to Ambac and the arbitration commenced by Ambac was dismissed with prejudice. Arbitration hearings with FGIC and MBIA are expected to be held in the second and third quarters of 2010.

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations. We cannot predict whether other actions may be brought against us in the future. Any such proceedings could have an adverse affect on our consolidated financial position, results of operations or cash flows.

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our current or former employees provide voluntary testimony in this matter. We believe that the investigation generally relates to the previously proposed merger with MGIC and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

From time to time we have disputes with our customers. If not resolved, these disputes could lead to arbitration or litigation proceedings. Our recent experience with respect to increased insurance rescissions and claims denials has heightened the risk of disputes with our customers, which could potentially lead to the loss of one or more customers or to litigation. If we engage in material litigation with any customer, the customer could decide to limit the amount of business they conduct with us or terminate our business relationship altogether, which could have a negative impact on our business and results of operations.

See also “Legislation and regulatory changes and interpretations could harm our mortgage insurance business,” “Legislation and regulatory changes and interpretations could harm our financial guaranty business” and “The Internal Revenue Service (“IRS”) is examining our tax returns for the years 2000 through 2007.”

The Internal Revenue Service (“IRS”) is examining our tax returns for the years 2000 through 2007.

We are currently under examination by IRS for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. We are contesting all such proposed adjustments relating to the IRS’s opposition of the tax benefits in question and are working with tax counsel in our defense efforts. We have received the revenue agent report relating to the 2000 through 2004 tax years which proposes an increase to our tax liability of approximately $121 million and, in response to that report, have appealed such proposed adjustments to the IRS Office of Appeals and have made a “qualified deposit” with the U.S. Treasury under IRC Section 6603 of approximately $85.0 million to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. Although we disagree with and are contesting the adjustments proposed by the IRS, and believe that our income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved, there can be no assurance that we will prevail in opposing additional tax liability with respect to this investment. The overall appeals process may take some time, and a final resolution may not be reached until a date many months or years into the future. Additionally, although we believe, after discussions with outside counsel about the issues raised in the examination and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result, if the outcome of this matter results in liability that differs materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

We have concluded that no valuation allowance is required with regard to our deferred tax asset (“DTA”) which is on our balance sheet at September 30, 2009 at $351.6 million.

The accounting standard regarding accounting for income taxes requires an enterprise to reduce its DTA by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the DTA will not be realized. At each balance sheet date, we assess the requirement to establish a valuation allowance. This assessment, along with the level of a potential valuation allowance, is made based on all available information, including tax planning strategies and projections of future taxable income. Projections of future taxable income incorporate several assumptions of future business and operations that may differ from actual experience. Based on our analysis at September 30, 2009, we believe that we will ultimately possess sufficient taxable income of the appropriate character so that it is more likely than not that our DTA will be realized. Our analysis in making this determination includes our net operating and capital loss carryback potential, a viable tax planning strategy, the reversal of temporary differences relating to our financial guaranty derivatives and the reversal of temporary differences relating to our unrealized losses in our investment portfolio. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, or future market events occur that prevent our ability to hold financial instruments with unrealized losses to recovery, a valuation allowance could be required to be recognized. Recognition of a valuation allowance could have a material adverse effect on our financial condition, results of operations, and liquidity.

Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.

We have generated substantial net operating losses (“NOLS”), loss carryforwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Our ability to fully use the Tax Benefits (including NOLS of approximately $1,031.7 million as of September 30, 2009) will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the IRC of 1986, as amended. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by five-percent shareholders in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership. On October 8, 2009, our board of directors adopted a Tax Benefit Preservation Plan (the “Plan”) in order to protect our ability to utilize our net operating losses and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our net operating losses and other tax benefits.

In addition, the Plan may make it more difficult and more expensive to acquire us, and may discourage open market purchases of our common stock or a non-negotiated tender or exchange offer for our common stock. Accordingly, the Plan may limit a stockholder’s ability to realize a premium over the market price of our common stock in connection with any stock transaction.

Legislation and regulatory changes and interpretations could harm our mortgage insurance business.

Our business and legal liabilities are affected by the application of federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, the Housing and Economic Recovery Act includes reforms to the FHA, and provides the FHA with greater flexibility in establishing new products and increases the FHA’s competitive position against private mortgage insurers. This new law increased the maximum loan amount that the FHA can insure and established a higher minimum cash down-payment. The Housing and Economic Recovery Act also contained provisions, called the Hope for Homeownership program, by which the FHA is authorized to refinance distressed mortgages in return for lenders and investors agreeing to write down the amount of the original mortgage. The Emergency Economic Stabilization Act and the U.S. Treasury’s Homeowner Affordability and Stability Plan include provisions that encourage further use of the Hope for Homeowners program and further strengthen support for FHA programs by easing restrictions in these programs. We cannot predict with any certainty the long term impact of these changes upon demand for our products. However, we believe that, beginning in 2008, the FHA has materially increased its market share, in part by insuring a number of loans that would meet our current underwriting guidelines, as a result of these recent legislative and regulatory changes. See “Our mortgage insurance business faces intense competition” above. Any further increase in the competition we face from the FHA or any other government sponsored entities could harm our business, financial condition and operating results.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of the Real Estate Settlement Practices Act of 1974 (“RESPA”) and that we have failed to comply with the notice provisions of the Fair Credit Reporting Act (“FCRA”). In addition, class action lawsuits have been brought against a number of large lenders alleging that their captive reinsurance arrangements violated RESPA. While we are not currently a defendant in any case related to RESPA or FCRA, there can be no assurance that we will not be subject to any future litigation under RESPA or FCRA or that the outcome of such litigation will not have a material adverse affect on us.

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

(c) The following table provides information about repurchases by us during the quarter ended September 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/01/2009 to 7/31/2009	—	$—	—	1,101,355
8/01/2009 to 8/31/2009	—	—	—	1,101,355
9/01/2009 to 9/30/2009	—	—	—	1,101,355

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. The board did not set an expiration date for this program, and we have no present plans to purchase shares under this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in (1) above.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
10.1	Commutation and Release Agreement dated July 20, 2009, and effective as of July 1, 2009, by and among Ambac Assurance Corporation, Ambac Assurance UK Limited and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 20, 2009 and filed on July 21, 2009).

*11	Statement re: Computation of Per Share Earnings.

*31	Rule 13a – 14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: November 9, 2009	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
10.1	Commutation and Release Agreement dated July 20, 2009, and effective as of July 1, 2009, by and among Ambac Assurance Corporation, Ambac Assurance UK Limited and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 20, 2009 and filed on July 21, 2009).

*11	Statement re: Computation of Per Share Earnings.

*31	Rule 13a – 14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith.