Form 10-Q/A
period 2009-09-30
RADIAN GROUP INC
filed 2009-11-13
CIK 890926

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

EXPLANATORY NOTE

Radian Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, originally filed with the Securities and Exchange Commission on November 9, 2009 (the “Original Filing”), solely for the purpose of correcting certain statistical information reported in Item 1A, “Risk Factors.” On page 119, the second and third sentences under the sub-heading “High-LTV Mortgages” should have read “A portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of greater than 97%. At September 30, 2009, our mortgage insurance risk in force related to these loans was $6.2 billion or 17.8% of our total primary insurance risk in force, compared to $6.7 billion or 19.3% of primary insurance risk in force at December 31, 2008 and $6.5 billion or 20.7% of primary insurance risk in force at December 31, 2007.” On page 120, the sixth sentence of the first full paragraph should have read “As of September 30, 2009, approximately 1% and 10% of the adjustable rate mortgages we insure are scheduled to reset during the remainder of 2009 and in 2010, respectively.” The Company is not amending any other part of the Original Filing.

PART II—OTHER INFORMATION

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

High-LTV Mortgages.    We have provided private mortgage insurance on other mortgage products that have more risk than most mortgage products that meet the GSEs’ classification of conforming loans. A portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of greater than 97%. At September 30, 2009, our mortgage insurance risk in force related to these loans was $6.2 billion or 17.8% of our total primary insurance risk in force, compared to $6.7 billion or 19.3% of primary insurance risk in force at December 31, 2008 and $6.5 billion or 20.7% of primary insurance risk in force at December 31, 2007. Mortgage loans with LTVs greater than 97% default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. We have experienced a significant increase in mortgage loan delinquencies related to high-LTV mortgages. As a result, we have altered our underwriting criteria to eliminate insuring new loans with LTVs greater than 95% and have adopted more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes will improve our overall risk profile, in the near term, our results of operations and financial condition likely continue to be negatively affected by the performance of our existing insured loans with high-LTVs.

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

A lack of liquidity in the mortgage market, tighter underwriting standards, and declining home prices in many regions in the U.S. during 2007, 2008 and through the first nine months of 2009, have combined to make it more difficult for many borrowers with ARMs and interest-only mortgages to refinance their mortgages into fixed rate products. As a result, without available alternatives, many borrowers have been forced into default when their interest rates reset at a higher rate. This has resulted in significant losses during 2007, 2008 and through the first nine months of 2009 for mortgage lenders and insurers as well as investors in the secondary market. Although there can be no assurance, the historically low level of interest rates in the current mortgage market may help to reduce the size of interest payment increases (and in some cases eliminate any increase) for loans resetting in the remainder of 2009 and in 2010, while the emergence of federal and private loan modification programs aimed at modifying existing loan structures, may allow qualified borrowers in or near to default to convert to fixed rate loans. In the long-term, however, absent a change in the current lending environment or a positive mitigating effect from federal and private measures aimed at reducing defaults from adjustable rate resets, we expect that defaults related to these products will likely continue to increase. As of September 30, 2009, approximately 1% and 10% of the adjustable rate mortgages we insure are scheduled to reset during the remainder of 2009 and in 2010, respectively. If defaults related to adjustable rate mortgages were to continue at their current pace or were to increase, as is currently projected, our results of operations will continue to be negatively affected, possibly significantly, which could adversely affect our financial condition and results of operations.

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

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
*31	Rule 13a – 14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: November 13, 2009	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*31	Rule 13a – 14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith.