Form 10-K
period 2009-12-31
RADIAN GROUP INC
filed 2010-03-03
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $223,726,164 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgement that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.

The number of shares of common stock, $.001 par value per share, of the registrant outstanding on February 25, 2010 was 82,936,146 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Forward-Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding our future performance and financial condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

changes in general financial and political conditions, such as the failure of the U.S. economy to recover from the most recent recession or the U.S. economy reentering a recessionary period following a brief period of stabilization or even growth, the lack of meaningful liquidity in the capital markets or in the credit markets, a prolonged period of high unemployment rates and limited home price appreciation or further depreciation (which has resulted in some borrowers voluntarily defaulting on their mortgages when their mortgage balances exceed the value of their homes), changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	catastrophic events or further economic changes in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•

our ability to successfully execute upon our capital plan for our mortgage insurance business (which depends, in part, on the performance of our financial guaranty portfolio), and if necessary, to obtain additional capital to support new business writings in our mortgage insurance business and the long-term liquidity needs of our holding company;

•	a further decrease in the volume of home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and the decrease in housing demand throughout the U.S.;

•

our ability to maintain adequate risk-to-capital ratios and surplus requirements in our mortgage insurance business in light of ongoing losses in this business and continued deterioration in our financial guaranty portfolio which, in the absence of new capital, may depend on our ability to execute strategies for which regulatory and other approvals are required and may not be obtained;

•	our ability to continue to effectively mitigate our mortgage insurance losses;

•	reduced opportunities for loss mitigation in markets where housing values do not appreciate or continue to decline;

•	the negative impact our increased levels of insurance rescissions and claim denials may have on our relationships with customers, including heightened risk of potential disputes and litigation;

•	the concentration of our mortgage insurance business among a relatively small number of large customers;

•	disruption in the servicing of mortgages covered by our insurance policies;

•

the aging of our mortgage insurance portfolio and changes in severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•

the performance of our insured portfolio of higher risk loans, such as Alternative-A (“Alt-A”) and subprime loans, and of adjustable rate products, such as adjustable rate mortgages and interest-only mortgages;

•	a decrease in persistency rates of our mortgage insurance policies;

•	an increase in the risk profile of our existing mortgage insurance portfolio due to mortgage refinancing in the current housing market;

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

•

changes in the charters or business practices of Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac (together, the “GSEs”), the largest purchasers of mortgage loans that we insure, and our ability to remain an eligible provider to both Freddie Mac and Fannie Mae;

•	changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their services are significantly limited in scope;

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

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses or premium deficiencies for our mortgage insurance business, or to estimate accurately the fair value amounts of derivative instruments in our mortgage insurance and financial guaranty businesses in determining gains and losses on these contracts;

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

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

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

•

Our financial guaranty business has provided insurance and reinsurance of municipal bonds, structured finance transactions and other credit-based risks, and has provided credit protection on various asset classes through financial guarantees and credit default swaps (“CDS”). In the third quarter of 2008, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing financial guaranty portfolio.

•

Our financial services business consists mainly of our minority ownership interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets.

Radian Group Inc. (“Radian Group”) acts principally as a holding company for our insurance subsidiaries and does not have any significant operations of its own.

A summary of financial information for each of our business segments for each of the last three fiscal years is included in “Segment Reporting” in Note 3 of Notes to Consolidated Financial Statements.

Background. We were incorporated as a business corporation under the laws of the State of Delaware in 1992. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.

Additional Information. Our website address is www.radian.biz. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). In addition, copies of our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each committee of our board of directors are available free of charge on our website, as well as in print to any stockholder upon request. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this report.

A. Mortgage Insurance Business (General)

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We have provided these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively).

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

Our mortgage insurance segment offers primary and pool mortgage insurance coverage on residential, first-lien mortgages (“first-lien”). We have used Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets such as international insurance transactions. We also insured net interest margin securities (“NIMS”) and second-lien mortgages (“second-lien”) through Radian Insurance, although we have discontinued writing new insurance for these and other products written in the capital markets. We refer to the risk associated with products other than first-lien as “non-traditional” or “other risk in force.” At December 31, 2009, our other risk in force was $1.0 billion, or 2.7% of our total mortgage insurance risk in force.

Premiums written and earned by our mortgage insurance segment for the last three fiscal years were as follows:

	Year Ended December 31
	2009		2008	2007
	(In thousands)
Net premiums written—insurance
Primary and Pool Insurance	$650,060		$759,943	$835,961
Second-lien	(41	)(1)	11,458	27,236
International	(19,943	)(1)	15,831	35,306

Net premiums written—insurance	$630,076		$787,232	$898,503

Net premiums earned—insurance
Primary and Pool Insurance	$703,076		$768,723	$730,966
Second-lien	5,621		18,727	32,744
International	15,726		21,331	15,549

Net premiums earned—insurance	$724,423		$808,781	$779,259

(1)	Reflects the termination of certain second-lien insurance and international reinsurance transactions.

1. Traditional Types of Coverage and Forms of Transactions (General—Mortgage Insurance)

Primary Mortgage Insurance. Primary mortgage insurance provides protection against mortgage defaults on prime and non-prime mortgages (non-prime mortgages include Alternative-A (“Alt-A”), A minus and B/C mortgages, each of which are discussed below under “Risk in Force/Net Par Outstanding—Mortgage Insurance—Lender and Mortgage Characteristics”) at a specified coverage percentage. When there is a claim, the coverage percentage is applied to the claim amount—which consists of the unpaid loan principal, plus past due interest (which is capped at a maximum of two years) and certain expenses associated with the default—to determine our maximum liability.

We provide primary mortgage insurance on a “flow” basis (which is loan-by-loan) and we have also provided primary mortgage insurance on a “structured” basis (in which we insure a group of individual loans). In flow transactions, mortgages typically are insured as they are originated, while in structured deals, we typically provide insurance on mortgages after they have been originated. Some of our structured business has been written in a “second-to-pay” or “second-loss” position, meaning that we are not required to make a payment until a certain aggregate amount of losses have already been recognized. Most of our structured mortgage insurance transactions in the past have involved non-prime mortgages and mortgages with higher than average balances. A single structured mortgage insurance transaction may include primary insurance or pool insurance, and some structured transactions have both primary and pool insured mortgages.

In the past, we also wrote insurance on mortgage-related assets, such as residential mortgage-backed securities (“RMBS”) in structured transactions. In these transactions, similar to our financial guaranty insurance business, we insured the timely payment of principal and interest to the holders of debt securities, the payment of which is backed by a pool of residential mortgages. Unlike our traditional flow and structured transactions, in our RMBS transactions, we do not insure the payment of the individual loans in the pool, but insure that aggregate payments on the pool of loans will be sufficient to meet the principal and interest payment obligations to the holders of the debt securities. Some structured transactions include a risk-sharing component under which the insured or a third-party assumes a first-loss position or shares in losses in some other manner. Given market conditions, we stopped originating this type of business in 2007.

In 2009, we wrote $17.0 billion of primary mortgage insurance, all of which was originated on a flow basis, compared to $32.5 billion of primary mortgage insurance written in 2008, of which 96.2% was originated on a flow basis and 3.8% was originated on a structured basis. Primary insurance on first-liens made up 92.6% of our total first-lien mortgage insurance risk in force at December 31, 2009.

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

We write most of our pool insurance in the form of credit enhancement on residential mortgage loans included in RMBS, whole loan sales and other structured transactions. An insured pool of mortgages may contain mortgages that are already covered by primary mortgage insurance, and, as such, the pool insurance is secondary to any primary mortgage insurance that exists on mortgages within the pool. Generally, the mortgages we insure with pool insurance are similar to primary insured mortgages.

Pool insurance on first-liens made up approximately $2.7 billion or 7.4% of our total first-lien mortgage insurance risk in force at December 31, 2009. We did not write any pool insurance in 2009.

2. Non-Traditional Forms of Credit Enhancement (General—Mortgage Insurance)

In addition to traditional mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets.

Second-Liens. In addition to insuring first-liens, we also provided primary or modified pool insurance on second-liens. This second-lien business was largely susceptible to the disruption in the housing market and the subprime mortgage market that began in 2007, and we significantly reduced the amount of our new second-lien business written in 2007. We did not write any new second-lien business in 2008 or 2009. Second-lien risk in force was $263 million at December 31, 2009, compared to $622 million at December 31, 2008. For information regarding our recent loss experience and total loss expectations with respect to second-liens, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Mortgage Insurance—Discontinued Non-Traditional Products—Second-Liens.”

Credit Enhancement on NIMS. In the past, we provided credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security (“MBS”) comprised mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the MBS and the interest generated from the underlying mortgage collateral. Historically, issuers of MBS would have earned this excess interest over time as the collateral aged, but market efficiencies enabled these issuers to sell a portion of their residual interests to investors in the form of NIMS bonds.

On the NIMS bonds for which we have provided credit protection, our policy covers any principal and interest shortfalls on the insured bonds. For certain transactions, we only insured a portion of the NIMS bond that was issued. The NIMS transactions that we have insured were typically rated BBB or BB at inception based on the amount of subordination and other factors, although the poor performance of the bonds since issuance has led to significant subsequent downgrades.

Like second-liens, NIMS bonds have largely been susceptible to the disruption in the housing market and the subprime mortgage market that began in 2007. We stopped writing insurance on NIMS bonds in 2007.

At December 31, 2009, we had $353 million of risk in force associated with NIMS bonds in 29 transactions, a decrease of approximately $85 million from December 31, 2008, reflecting normal paydowns as well as our purchase of some of the NIMS bonds that we insure. The average remaining term of our existing NIMS bonds is approximately two years. Since 2007, as a risk mitigation initiative, we have purchased some of our insured NIMS bonds at a discount to par, and generally at a price which is less than our overall expected loss.

Domestic CDS. In our mortgage insurance business, we sold protection on RMBS through CDS. We stopped writing this type of protection in our mortgage insurance business in 2006. During 2009, we terminated all of our domestic CDS transactions, with settlement payments approximately equal to the fair value of the terminated transactions.

International Mortgage Insurance Operations. Through Radian Insurance, in the past we wrote (i) credit protection in the form of CDS, (ii) traditional mortgage insurance in Hong Kong, and (iii) several mortgage reinsurance transactions in Australia. Consistent with our strategic focus on writing domestic mortgage insurance business, and as a result of downgrades of Radian Insurance, we have ceased writing new international business. In addition, we have terminated most of our international mortgage insurance risk, with the exception of our insured portfolio in Hong Kong and one international CDS referencing an RMBS bond related to prime, low loan-to-value (“LTV”) mortgages originated in the Netherlands. Our exposure to this international CDS transaction was $127.4 million as of December 31, 2009, with remaining subordination of $15.8 million. We have insured several tranches in this transaction which are rated between BBB and AAA, with over half of our exposure in the AAA category. This transaction currently is performing well and we do not expect to pay any claims on this transaction.

On March 4, 2008, our counterparty in Hong Kong informed us that they wished to terminate their contract for new business with Radian Insurance. While we are no longer writing new business in Hong Kong, we continue to service the existing book of business.

3. Premium Rates (General—Mortgage Insurance)

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

Premiums for our mortgage insurance may be paid by the lender, who will in turn charge a higher interest rate to the borrower, or directly by the borrower. We price our borrower-paid flow business based on rates that we have filed with the various state insurance departments. We generally price our structured business and some lender-paid business based on the specific characteristics of the insured portfolio, which can vary significantly from portfolio to portfolio depending on a variety of factors, including the quality of the underlying loans, the credit history of the borrowers, the amount of coverage required and the amount, if any, of credit protection or subordination in front of our risk exposure.

Premium rates for our pool insurance business are generally lower than primary mortgage insurance rates due to the aggregate stop loss, which limits our exposure.

4. Underwriting (General—Mortgage Insurance)

Delegated Underwriting. We have a delegated underwriting program with a number of our customers. Our delegated underwriting program enables us to meet lenders’ demands for immediate insurance coverage by having us commit to insure loans that meet agreed-upon underwriting guidelines. Our delegated underwriting program currently involves only lenders that are approved by our risk management group, and we routinely audit loans submitted under this program. Once we accept a lender into our delegated underwriting program, however, we generally insure all loans submitted to us by that lender even if the lender has, without our knowledge, not followed our specified underwriting guidelines. A lender could commit us to insure a number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority as well as pursuing other rights that may be available to us, such as our rights to rescind coverage or deny claims. We mitigate this risk, by screening for compliance with our underwriting guidelines and through periodic, on-site reviews of selected delegated lenders. As of December 31, 2009, approximately 55% of our total first-lien mortgage insurance risk in force had been originated on a delegated basis, compared to 49% as of December 31, 2008.

Contract Underwriting. In our mortgage insurance business, we also utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. For a fee, we underwrite our customers’ loan files for secondary market compliance (i.e., for sale to GSEs), while concurrently assessing the file for mortgage insurance, if applicable. During 2009, loans underwritten through contract underwriting accounted for 14.0% of applications, 12.5% of commitments for insurance and 13.0% of insurance certificates issued for our flow business. We expect the amount of business written through contract underwriting to decline in 2010.

We give recourse to our customers on loans that we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer by purchasing or placing additional mortgage insurance on the loan, or by indemnifying the customer against loss. During 2009, we paid losses related to remedies of approximately $11.0 million. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. We expect the request for remedies may increase in 2010 due to the increase in delinquent loans and mortgage foreclosures throughout the mortgage industry. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

B. Financial Guaranty Business (General)

Our financial guaranty segment has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty, and through Radian Asset Assurance’s wholly-owned subsidiary, Radian Asset Assurance Limited (“RAAL”), an insurance company licensed in the United Kingdom. We have provided financial guaranty insurance on a direct and assumed basis related to both public finance and structured finance obligations. In 2005, we placed our trade credit reinsurance line of business into run-off.

In the third quarter of 2008, in light of market conditions, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Commensurate with this decision, we have reduced our financial guaranty operations, including reductions in our workforce, and have begun to wind-down the business of RAAL. We have also reduced our financial guaranty exposures through commutations in order to eliminate risk and maximize capital for our mortgage insurance business.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers and/or obligations with complex structures. Historically, investors have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured obligation and added protection against loss in the event of the obligor’s default on its obligation. Market developments, including ratings downgrades of most financial guaranty insurance companies (including Radian Asset Assurance and RAAL), have significantly reduced the perceived benefits of financial guaranty insurance.

We have provided direct financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or through CDS. By providing credit protection through CDS, we have been able to participate in transactions involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires similar underwriting and surveillance skills.

We have historically offered the following financial guaranty products:

•

Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions, enterprises such as public and private higher education institutions and health care facilities, and for project finance and private finance initiative assets in sectors such as airports, education, healthcare and other infrastructure projects;

•

Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, trust preferred securities (“TruPs”), diversified payment rights (“DPR”), a variety of consumer loans, equipment receivables, real and personal property leases or a combination of asset classes or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses; and

•	Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations.

The following table summarizes the net premiums earned by our financial guaranty business’s various products for the last three years:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Net premiums earned:
Public finance direct	$49,965	$56,191	$45,770
Public finance reinsurance	44,232	89,227	44,667
Structured finance direct	6,364	14,418	17,325
Structured finance reinsurance	15,714	19,690	22,957
Trade credit reinsurance	191	657	2,303

Total net premiums earned—insurance	116,466	180,183	133,022
Impact of commutations/recaptures	(14,988)	(17,144)	—

Net premiums earned—insurance	$101,478	$163,039	$133,022

In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance, either, in the case of most public finance transactions, in full at the inception of the policy or, in the case of most non-synthetic structured finance transactions, in regular monthly, quarterly, semi-annual or annual installments from the cash flows of the related collateral. Premiums for synthetic CDS are generally paid in periodic installments (i.e. monthly, quarterly, semi-annually or annually) directly from our counterparty, and such payments are not dependent upon the cash flows of the insured obligation or the collateral supporting the obligation. In such cases, the corporate creditworthiness of our counterparty is a more important factor than the cash flows from the insured collateral in determining whether we will receive payment. In addition, we generally have a right to terminate our synthetic transactions without penalty if our counterparty fails to pay us, or is financially unable to make timely payments to us under the terms of the CDS transaction. On occasion, all or a portion of the premium for structured products transactions is paid at the inception of the protection.

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

1. Public Finance (General—Financial Guaranty)

Our public finance business has provided credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (e.g. counties, cities or towns), school districts, utility districts, public and private non-profit universities and hospitals, public housing and transportation authorities, and authorities and other public and quasi-public entities such as airports, public and private higher education institutions and healthcare facilities. Public finance transactions may also include project finance and public finance initiatives, which are transactions in which public or quasi-public infrastructure projects are financed through the issuance of bonds which are to be repaid from the expected revenues from the projects being built. These bonds may or may not be backed by governmental guarantees or other support.

Municipal bonds can be categorized generally into tax-backed bonds and revenue bonds. Tax-backed bonds, which include general obligation bonds, are backed by the taxing power of the governmental agency that issues them, while revenue bonds are backed by the revenues generated by a specific project such as bridge or highway tolls, or by rents or hospital revenues. Credit enhancement of public finance obligations can also take the form of CDS, where we provide credit protection on a pool of public finance obligations or credit protection on the timely payment of principal and interest on a specified public finance or project finance obligation.

2. Structured Finance (General—Financial Guaranty)

The structured finance market traditionally has included ABS and other asset-backed or mortgage-backed obligations, including funded and synthetic CDOs. Each asset in a CDO pool typically is of a different credit quality or possesses different characteristics with respect to interest rates, amortization and level of subordination.

Funded asset-backed obligations usually take the form of a secured interest in a pool of assets, often of uniform credit quality, such as credit card or auto loan receivables, commercial or residential mortgages or life insurance policies. Funded ABS also may be secured by a few specific assets such as utility mortgage bonds and multi-family housing bonds. In addition, we have insured future flow DPR transactions, where our insured obligations are backed by electronic payment orders intended for third-party beneficiaries (e.g. trade-related payments, individual remittances, and foreign direct investments).

The performance of synthetic transactions is tied to the performance of pools of assets, but is not secured by those assets. Most of the synthetic transactions we insure are CDOs. In many of these transactions, primarily our corporate CDOs, we generally are required to make payments to our counterparty upon the occurrence of credit-related events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit-related events related to the specific obligations in the pool. When we provide synthetic credit protection on a specific credit, our payment obligations to our counterparties are generally the same as those we have when we insure credits through a financial guaranty insurance policy. However, unlike most of our financial guaranty insurance policy obligations, where we have subrogation and other rights and remedies, we generally do not have recourse or other rights and remedies against the issuer and/or any related collateral for amounts we may be obligated to pay under these transactions. Even in those cases where we have such rights and remedies, they are generally much more limited than the rights and remedies we generally have in our more traditional financial guaranty transactions, and oftentimes need to be exercised indirectly, through our counterparty.

We primarily have provided credit protection in our CDO portfolio with respect to the following types of collateral: corporate debt obligations, TruPs, commercial mortgage-backed securities (“CMBS”), ABS (which includes RMBS), collateralized loan obligations (“CLOs”) and a combination of collateral types.

In our corporate CDO transactions, we provide credit protection for certain specified credit-related events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations that were predominantly rated investment-grade at inception. In our TruPs transactions, we provide credit protection for the timely payment of interest and principal when due on a bond (a “TruPs bond”) representing a senior tranche of a CDO comprised mainly of TruPs. The collateral for TruPs CDOs generally consists of subordinated debt obligations or preferred equity issued by banks, insurance companies, real estate investment trusts and other financial institutions. TruPs are subordinated to substantially all of an issuing institution’s debt obligations, but are senior to payments on equity securities of such issuer (including equity securities purchased by the U.S. government under the Troubled Asset Relief Program (“TARP”)).

In our CDO of CMBS transactions and our CDO of ABS transaction expiring in March 2010, we provide credit protection for the timely payment of interest and principal when due on these pools of securities. In our CDO of ABS transaction that matures in 2046 and our CDOs of CLOs, we insure the timely payment of current interest and the ultimate payment of principal on a senior class of notes whose payment obligations are secured by pools of ABS, predominantly mezzanine-tranches of RMBS securities and corporate loans, respectively.

In some circumstances, we have provided credit protection for “second-to-pay” corporate CDOs, TruPs and CLOs in which we are not required to pay a claim unless another financial guarantor defaults on its primary insurance obligation to pay such claim. Other structured finance transactions include DPR, guarantees of excess clearing losses of securities exchange clearinghouses, collateralized guaranteed investment contracts (“GICs”) or letters of credit, foreign commercial assets and life insurance securitizations.

3. Reinsurance (General—Financial Guaranty)

We reinsure direct financial guarantees written by other primary financial guaranty insurers or “ceding companies.” Reinsurance allows a ceding company to write larger single risks and larger aggregate risks while remaining in compliance with the risk limits and capital requirements of applicable state insurance laws, rating agency guidelines and internal limits. State insurance regulators allow a ceding company to reduce the liabilities appearing on its balance sheet to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies may permit a reduction in both exposures and liabilities ceded under reinsurance agreements, with the amount of reduction permitted dependent on the financial strength rating of the insurer and reinsurer.

As a result of multiple downgrades of the financial strength ratings of our financial guaranty insurance subsidiaries beginning in June 2008, all of our financial guaranty reinsurance treaties have been terminated on a “run-off” basis, which means that none of our reinsurance customers may cede additional business to us under our reinsurance agreements with them. The business they previously ceded to us under these agreements currently remains outstanding (and a part of our risk in force) and, as a consequence of the downgrades, our reinsurance customers currently have the right to take back or recapture their business. See “Risk in Force/Net Par Outstanding—Financial Guaranty—Financial Guaranty Exposure Currently Subject to Recapture or Termination” below for information regarding the ability of our reinsurance customers to recapture business previously ceded to us.

Treaty and Facultative Agreements. The principal forms of reinsurance agreements are treaty and facultative. Under our treaty agreements, the ceding company was obligated to cede to us, and we were obligated to assume, a specified portion of all risks, within ranges, of transactions deemed eligible for reinsurance by the terms of the negotiated treaty. Limitations on transactions deemed eligible for reinsurance typically focused on the size, security and ratings of the insured obligation. Each treaty was entered into for a defined term, generally one year, with renewals upon mutual consent and rights to early termination under certain circumstances. The termination rights described above under “Reinsurance” also are typical provisions for the termination of a treaty reinsurance agreement.

In treaty reinsurance, there is a risk that the ceding company may select weaker credits or proportionally larger amounts to cede to us. We have attempted to mitigate this risk by requiring the ceding company to retain a sizable minimum portion of each ceded risk, and we included limitations on individual transactions and on aggregate amounts within each type of transaction.

Under a facultative agreement, the ceding company had the option to offer to us, and we had the option to accept, a portion of specific risks, usually in connection with particular obligations. Unlike under a treaty agreement, where we generally relied on the ceding company’s credit analysis, under a facultative agreement, we often performed our own underwriting and credit analysis to supplement the ceding company’s analysis in order to determine whether to accept the particular risk. The majority of our financial guaranty reinsurance was provided under treaty arrangements.

Proportional or Non-Proportional Reinsurance. We typically have accepted our reinsurance risk on either a proportional or non-proportional basis. Proportional relationships are those in which we and the ceding company share a proportionate amount of the premiums and the losses of the risk subject to reinsurance. In addition, we generally pay the ceding company a commission, which typically is related to the ceding company’s underwriting and other expenses in connection with obtaining the business being reinsured, as well as to compensate it for its surveillance of such obligations. Non-proportional relationships are those in which the losses, and consequently the premiums paid, are not shared by the ceding company and us on a proportional basis. Non-proportional reinsurance can be based on an excess-of-loss or first-loss basis. Under excess-of-loss reinsurance agreements, we provide coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount. A first-loss reinsurance agreement provides coverage to the ceding company on the first dollar of loss up to a specified dollar limit of losses. Generally, we do not pay a commission for non-proportional reinsurance. However, the same factors that affect the payment of a ceding commission in proportional agreements also may be taken into account with respect to non-proportional reinsurance to determine the proportion of the aggregate premium paid to us. The majority of our financial guaranty reinsurance business was written on a proportional basis.

4. European and Bermuda Operations (General—Financial Guaranty)

Through RAAL, we have written financial guaranty insurance in the United Kingdom, France, the Netherlands and the Republic of Ireland. RAAL primarily insured synthetic CDS, which have been substantially reinsured (at least 90% of the risk) by Radian Asset Assurance. In addition, through RAAL and Radian Reinsurance (Bermuda) Limited, a Bermuda Class III insurer (“Radian Re Bermuda”), we have provided trade credit reinsurance. In October 2005, we exited the trade credit reinsurance line of business and placed this line of business into run-off. We have novated or canceled several of the trade credit insurance agreements that were in place. We have also ceased writing new financial guaranty business through RAAL and Radian Re Bermuda and are in the process of either: (i) novating or transferring this business to Radian Asset Assurance or (ii) commuting their remaining exposures.

C. Financial Services Business (General)

Our financial services segment mainly consists of our 28.7% equity interest in Sherman, a consumer asset and servicing firm. Our financial services segment also includes our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company that we have written off completely and whose operations are currently in run-off.

1. Sherman (General—Financial Services)

Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, which are generally unsecured, that Sherman typically purchases at deep discounts from national financial institutions and major retail corporations and upon which it subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has certain other similar ventures related to consumer assets.

2. C-BASS (General—Financial Services)

C-BASS is an unconsolidated, less than 50%-owned investment that is not controlled by us. Historically, C-BASS was engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007, and sold its loan-servicing platform in the fourth quarter of 2007. The run-off of C-BASS’s business is dictated by an override agreement to which we and all of C-BASS’s other owners and creditors are parties. This agreement provides the basis for the collection and distribution of cash generated from C-BASS’s whole loans and securities portfolio, as well as the sale of certain assets, including the loan-servicing platform. We recorded a full write-off of our equity interest in C-BASS in the third quarter of 2007 and wrote off our $50 million credit facility with C-BASS in the fourth quarter of 2007. See Note 8 of Notes to Consolidated Financial Statements.

As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no continuing interest of value in C-BASS. The effect of C-BASS on our financial position and results of operations as of and for the years ended December 31, 2009 and 2008, was negligible. We have no contractual obligations to C-BASS or its creditors to fund C-BASS’s shareholders’ deficit or any other of its obligations. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. The likelihood that we will recover any of our investment is extremely remote. Accordingly, we believe that the chance that our investments in C-BASS will have anything more than a negligible impact on our financial position, results of operation or cash flows at any time in the future is extremely remote.

II. Risk in Force/Net Par Outstanding

Our business has traditionally involved taking credit risk in various forms across various asset classes, products and geographies. Credit risk is measured in our mortgage insurance business as risk in force, which represents the maximum exposure that we have at any point in time. Credit risk is measured in our financial guaranty business as net par outstanding, which represents our proportionate share of the aggregate outstanding principal exposure on insured obligations. We are also responsible for the timely payment of interest on insured financial guaranty obligations. Our total mortgage insurance risk in force and financial guaranty net par outstanding was $124.9 billion as of December 31, 2009, compared to $143.7 billion as of December 31, 2008. Of the $124.9 billion of total risk in force/net par outstanding as of December 31, 2009, approximately 70.0% consists of financial guaranty risk and 30.0% consists of mortgage insurance risk.

A. Mortgage Insurance (Risk in Force/Net Par Outstanding)

The following table shows the risk in force associated with our mortgage insurance segment as of December 31, 2009 and 2008:

	December 31 2009	December 31 2008
	(In millions)
Primary	$33,765	$34,951
Pool	2,698	2,950
Second-lien	263	622
NIMS	353	438
International and domestic CDS	127	3,493
Other international	257	566

Total Mortgage Insurance Risk in Force	$37,463	$43,020

Modified Pool Insurance. We have written modified pool insurance, which differs from standard pool insurance in that it includes an exposure limit on each individual loan as well as a stop loss feature for the entire pool of loans. No modified pool insurance was written in 2009. Modified pool insurance and the related risk in force is included in our primary mortgage insurance in the table above.

Our risk in force for modified pool loans included in primary insurance risk in force as of December 31, 2009 and 2008 is as follows:

Risk in Force	December 31 2009	December 31 2008
	(In millions)
Prime	$104	$154
Alt-A	456	668
A minus and below	23	25

Total	$583	$847

The following discussion mainly focuses on our primary risk in force. For additional information regarding our pool and non-traditional mortgage insurance risk in force, see “General—Mortgage Insurance Business” above.

We analyze our portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	general economic conditions (in particular interest rates and unemployment);

•	the age of the loans insured;

•	the geographic dispersion of the properties securing the insured loans and the condition of the housing market;

•	the quality of loan originations; and

•	the characteristics of the loans insured (including LTV, purpose of the loan, type of loan instrument and type of underlying property securing the loan).

The persistency rate, defined as the percentage of insurance in force that remains on our books after any 12-month period, is a key indicator for the mortgage insurance industry. Because most of our insurance premiums are earned over time, higher persistency rates enable us to recover more of our policy acquisition costs and generally result in increased profitability. At December 31, 2009, the persistency rate of our primary mortgage insurance was 82.0%, compared to 85.8% at December 31, 2008.

1. Primary Risk in Force by Policy Year (Risk in Force/Net Par Outstanding—Mortgage Insurance)

The following table shows the amount and percentage of our primary mortgage insurance risk in force by policy origination year as of December 31, 2009:

	December 31, 2009
	($ in millions)
2005 and prior	$9,709	28.7%
2006	4,390	13.0
2007	9,443	28.0
2008	6,725	19.9
2009	3,498	10.4

Total	$33,765	100.0%

2. Geographic Dispersion (Risk in Force/Net Par Outstanding—Mortgage Insurance)

The following tables show the percentage of our direct primary mortgage insurance risk in force by location of property for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) in the U.S. as of December 31, 2009 and 2008:

	December 31
Top Ten States	2009	2008
California	11.6%	10.8%
Florida	8.7	8.8
Texas	6.5	6.5
Georgia	4.7	4.6
Illinois	4.6	4.5
Ohio	4.3	4.4
New York	4.0	4.1
New Jersey	3.5	3.5
Michigan	3.3	3.4
Arizona	3.3	3.2

Total	54.5%	53.8%

	December 31
Top Fifteen MSAs	2009	2008
Chicago, IL	3.5%	3.4%
Atlanta, GA	3.4	3.4
Phoenix/Mesa, AZ	2.4	2.4
New York, NY	2.2	2.2
Los Angeles—Long Beach, CA	2.2	2.0
Houston, TX	2.1	2.1
Washington, DC—MD—VA	1.9	1.7
Riverside—San Bernardino, CA	1.8	1.8
Minneapolis—St. Paul, MN—WI	1.5	1.5
Dallas, TX	1.5	1.4
Tampa—St. Petersburg—Clearwater, FL	1.4	1.3
Las Vegas, NV	1.3	1.3
Denver, CO	1.3	1.3
Orlando, FL	1.2	1.2
Philadelphia, PA	1.2	1.2

Total	28.9%	28.2%

3. Lender and Mortgage Characteristics (Risk in Force/Net Par Outstanding—Mortgage Insurance)

Although geographic dispersion is an important component of our overall risk diversification, the quality of the risk in force should be considered in conjunction with other elements of risk diversification, such as product distribution and our risk management and underwriting practices. In the past, we faced increased competition for traditional prime mortgage credit enhancement. As a result, non-prime mortgages and products such as adjustable rate mortgages (“ARMs”), negative amortizing loans and interest-only loans grew to represent a greater percentage of our total risk profile. In 2008, as a result of market conditions, insurance on traditional prime mortgages once again became the predominant mortgage product being originated. Insurance on non-prime and other non-traditional products represented a negligible percentage of our overall mortgage insurance risk written in 2009, and we expect this trend to continue in 2010.

In response to current market conditions, we implemented numerous changes to our underwriting criteria beginning in the fourth quarter of 2007, and also have increased our pricing.

LTV. One of the most important indicators of claim incidence is the relative amount of a borrower’s equity (i.e. down payment at inception) that exists in a home. Generally, loans with higher LTVs are more likely to result in a claim than lower LTV loans. For example, claim incidence on mortgages with LTVs between 90.01% and 95% is significantly higher than the expected claim incidence on mortgages with LTVs between 85.01% and 90%. We, along with the rest of the industry, have insured loans with LTVs between 95.01% and 97% since 1995 and loans with an LTV of between 97.01% and 100% since 2000. These loans are expected to have a higher claim incidence than mortgages with LTVs of 95% or less. We have also insured a small amount of loans having an LTV over 100%. We charge a premium for higher LTV loans commensurate with the additional risk. We are not currently writing business on loans with LTV ratios in excess of 95%, although we have initiated pilot programs in which we may write a limited amount of business on LTVs between 95.01% and 97% with certain lenders.

Loan Grade. The risk of claim on non-prime loans is significantly higher than that on prime loans. We generally define prime loans as loans where the borrower’s Fair Isaac and Company (“FICO”) score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines and/or the GSE’s guidelines for fully documented loans. Prime loans made up 99.8% of our primary new insurance written in 2009, compared to 94.1% of primary new insurance written in 2008. Prime loans comprised 80.2% of our primary risk in force at December 31, 2009, compared to 77.8% at December 31, 2008. We expect that prime loans will continue to constitute all but a negligible part of our primary new insurance written in 2010.

We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and where the loan documentation has been reduced or eliminated. Because of the reduced documentation, we consider Alt-A business to be more risky than prime business, particularly Alt-A loans to borrowers with FICO scores below 660. We have insured Alt-A loans with FICO scores ranging from 620 to 660 and we have charged a significantly higher premium for the increased default risk associated with these loans. Alt-A loans tend to have higher balances than other loans that we insure because they are often more heavily concentrated in high-cost areas.

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

We define B/C loans as loans where the borrower’s FICO score is below 575. Certain structured transactions that we have insured contained a small percentage of B/C loans. We priced these structured transactions to reflect a higher premium on B/C loans due to the increased default risk associated with these types of loans.

ARMs; Interest-Only Mortgages. Our claim frequency on insured ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise. We consider a loan an ARM if the interest rate for that loan will reset at any point during the life of the loan. It has been our experience that loans subject to reset five years or later from origination are less likely to result in a claim than shorter term ARMs, and our premium rates for these longer term reset loans are lower than shorter term ARMs to reflect the lower risk profile of such loans.

We have also insured Option ARMs, a product that, until recently, was popular in the mortgage market. Option ARMs offer a number of different monthly payment options to the borrower. One of these options is a minimum payment that is below the full amortizing payment, which results in interest being capitalized and added to the loan balance and the loan balance continually increasing. This process is referred to as negative amortization. As a result, additional premiums were charged for these Option ARMs. As of December 31, 2009, Option ARMs represented approximately 3.9% of our primary mortgage insurance risk in force compared to 4.1% at December 31, 2008. We are no longer writing insurance on this product.

As of December 31, 2009, our exposure to ARMs represented approximately $5.2 billion or 15% of our primary risk in force. Approximately 53% of the ARMs we insure, including Option ARMs and interest-only loans, have already had initial interest rate resets. An additional 7%, 6% and 15% are scheduled to have initial interest rate resets during 2010, 2011 and 2012, respectively.

We have also insured interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. Interest rates on interest-only mortgages may reset, in which case we would consider this to be an ARM, or may be fixed. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made. At December 31, 2009, interest-only mortgages represented approximately 8.4% of our primary mortgage insurance risk in force compared to 9.5% at December 31, 2008. We are writing a negligible amount of insurance on interest-only mortgages.

Loan Size. The average size of loans that we insure continued to increase in 2009, albeit at a slower rate than in the recent past. This is consistent with our decision to cease insuring non-prime loans, in particular Alt-A loans, which tend to have larger loan balances relative to our other loans. The slower rate of increase also carried over to the average size of loans in default as the non-prime loan defaults make up a smaller percentage of our defaulted inventory than in the recent past. At December 31, 2009, the average size of loans subject to our primary mortgage insurance was $170,798, compared to $168,175 at December 31, 2008.

The average loan size of our primary insurance in force by product at December 31, 2009 and 2008, is as follows (in thousands):

	December 31
Average loan size by product	2009	2008
Prime	$167.0	$161.2
Alt-A	220.1	218.3
A minus and below	135.6	135.7
Total	$170.8	$168.2

The five states with the highest average loan size based on our primary insurance in force at December 31, 2009 and 2008, is as follows (in thousands):

	December 31
Average loan size by state	2009	2008
Hawaii	$316.0	$311.9
California	283.0	288.1
District of Columbia	282.8	272.6
Massachusetts	247.3	247.7
Maryland	239.2	233.1

Property Type. The risk of claim also is affected by the type of property securing the insured loan. We believe loans on single-family detached housing are less likely to result in a claim than loans on other types of properties. Conversely, we generally consider loans on attached housing types, particularly condominiums and cooperatives, to be a higher risk due to the higher density of these properties. Our more stringent underwriting guidelines on condominiums and cooperatives reflect this higher expected risk.

We believe that loans on non-owner-occupied homes purchased for investment purposes are more likely to result in a claim and are subject to greater value declines than loans on either primary or second homes. Accordingly, we have underwritten loans on non-owner-occupied investment homes more stringently, and we charge a significantly higher premium rate than the rate we charge for insuring loans on owner-occupied homes. We are no longer writing insurance on non-owner occupied homes.

It has been our experience that higher-priced properties experience wider fluctuations in value than moderately priced residences and that the high incomes of many people who buy higher-priced homes are less stable than those of people with moderate incomes. Our underwriting guidelines for these higher-priced properties reflect these factors.

The following table shows the percentage of our direct primary mortgage insurance risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2009 and 2008:

	December 31
	2009	2008
Direct Primary Risk in Force ($ in millions)	$33,765	$34,951
Product Type:
Primary	92.6%	92.2%
Pool	7.4	7.8

Total	100.0%	100.0%

Lender Concentration:
Top 10 lenders (by original applicant)	50.8%	50.2%
Top 20 lenders (by original applicant)	64.2	63.1
LTV:
85.00% and below	9.6%	10.3%
85.01% to 90.00%	37.3	35.3
90.01% to 95.00%	32.6	32.1
95.01% and above	20.5	22.3

Total	100.0%	100.0%

Loan Grade:
Prime	80.2%	77.8%
Alt-A	12.5	14.3
A minus and below	7.3	7.9

Total	100.0%	100.0%

Loan Type:
Fixed	84.5%	82.2%
ARM (fully indexed) (1)
Less than five years	4.1	5.0
Five years and longer	7.7	8.8
ARM (potential negative amortization) (2)
Less than five years	3.3	3.6
Five years and longer	0.4	0.4

Total	100.0%	100.0%

FICO Score:
>=740	34.3%	30.5%
680-739	35.4	36.3
620-679	24.6	26.9
<=619	5.7	6.3

Total	100.0%	100.0%

Mortgage Term:
15 years and under	1.2%	1.2%
Over 15 years	98.8	98.8

Total	100.0%	100.0%

Property Type:
Non-condominium (principally single-family detached)	90.9%	91.0%
Condominium or cooperative	9.1	9.0

Total	100.0%	100.0%

	December 31
	2009	2008
Occupancy Status:
Primary residence	93.5%	93.0%
Second home	3.6	3.7
Non-owner-occupied	2.9	3.3

Total	100.0%	100.0%

Mortgage Amount:
Less than $400,000	90.7%	91.2%
$400,000 and over	9.3	8.8

Total	100.0%	100.0%

Loan Purpose:
Purchase	69.2%	70.0%
Rate and term refinance	17.5	15.4
Cash-out refinance	13.3	14.6

Total	100.0%	100.0%

(1)	“Fully Indexed” refers to loans where payment adjustments are the same as mortgage interest-rate adjustments.
(2)	Loans with potential negative amortization will have increased principal balances, only if interest rates increase, as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

B. Financial Guaranty (Risk in Force/Net Par Outstanding)

Our financial guaranty net par outstanding was $87.4 billion as of December 31, 2009, compared to $100.7 billion as of December 31, 2008. This reduction in net par outstanding was primarily due to a commutation in July 2009, of $9.8 billion of our net par outstanding assumed from Ambac Assurance Corporation and Ambac Assurance UK limited (collectively “Ambac”), along with the negotiated settlement of certain CDOs, the prepayment or refunding of public finance transactions, the amortization or scheduled maturity of certain transactions and the early termination of transactions. In light of our decision in 2008 to discontinue writing new financial guaranty business for the foreseeable future, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to prudently reduce our financial guaranty net par outstanding. The following table shows the distribution of financial guaranty’s net par outstanding by type of exposure and as a percentage of financial guaranty’s net par outstanding as of December 31, 2009 and 2008:

	Net Par Outstanding (1)
	2009		2008
Type of Obligation	Amount	Percent	Amount	Percent
	($ in billions)
Public finance:
General obligation and other tax-supported	$18.7	21.4%	$21.6	21.4%
Healthcare and long-term care	7.4	8.5	9.5	9.4
Water/sewer/electric/gas and other investor-owned utilities	4.8	5.5	7.7	7.6
Airports/transportation	4.0	4.6	4.9	4.9
Education	2.8	3.2	3.6	3.6
Escrowed transactions (2)	2.2	2.5	—	—
Housing	0.4	0.4	0.5	0.5
Other municipal (3)	1.4	1.6	1.6	1.6

Total public finance	41.7	47.7	49.4	49.0

Structured finance:
CDOs	43.5	49.8	45.6	45.3
Asset-backed obligations	1.3	1.5	3.6	3.6
Other structured (4)	0.9	1.0	2.1	2.1

Total structured finance	45.7	52.3	51.3	51.0

Total	$87.4	100.0%	$100.7	100.0%

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under the accounting standard regarding accounting for financial guaranty insurance contracts.
(3)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance-accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(4)	Represents other types of structured finance obligations, including DPR, guarantees of excess clearing losses of securities exchange clearinghouses, collateralized GICs or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

1. Credit Quality of Insured Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table identifies the internal credit ratings we have assigned to our net par outstanding as of December 31, 2009 and 2008:

	December 31
	2009		2008
Credit Rating (1)	Net Par Outstanding	Percent	Net Par Outstanding	Percent
	($ in billions)
AAA	$36.0	41.2%	$41.4	41.1%
AA	13.7	15.6	17.3	17.2
A	13.2	15.1	17.7	17.6
BBB	19.7	22.6	20.8	20.7
BIG (2)	4.8	5.5	3.5	3.4

Total	$87.4	100.0%	$100.7	100.0%

(1)	Represents our internal ratings estimates assigned to these credits utilizing our internal rating system. See “Risk Management—Financial Guaranty” below. Each rating within a letter category includes all rating grades within that letter category (e.g., “A” includes “A+,” “A” and “A-”).
(2)	Below investment grade.

2. Geographic Distribution of Insured Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table shows the geographic distribution of our financial guaranty net par outstanding as of December 31, 2009 and 2008:

	December 31
State	2009	2008
Domestic Public Finance by State:
California	5.4%	5.7%
Texas	4.1	4.0
New York	3.2	3.6
New Jersey	2.6	2.3
Pennsylvania	2.6	2.8
Illinois	2.2	2.4
Florida	2.1	2.5
Washington	1.6	1.7
Colorado	1.6	1.6
Massachusetts	1.5	1.7
Other states	13.6	15.5

Total Domestic Public Finance	40.5	43.8
Escrowed Public Finance	2.5	—
Domestic Structured Finance	35.3	34.6
International Public and Structured Finance	21.7	21.6

Total Public and Structured Finance	100.0%	100.0%

3. Largest Single Insured Risks (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table represents our 10 largest public finance single risks by net par outstanding (together representing 4.1% of financial guaranty’s total net par outstanding) as of December 31, 2009, along with the credit rating assigned as of that date to each credit:

Credit	Internal Credit Rating	Obligation Type	Aggregate Net Par Outstanding as of December 31, 2009
			(In millions)
State of California	BBB	General Obligations	$600.8
New Jersey, Transportation Trust Fund Authority	AA-	General Obligations	425.9
City of New York, NY	AA-	General Obligations	404.7
State of Washington	AA	General Obligations	368.5
Los Angeles Unified School District	AA	General Obligations	326.0
North Bay Plenary Health Canadian Hospital	AAA	Healthcare	326.0
New Jersey Economic Development Authority School FAC	AA-	General Obligations	318.9
Metropolitan Transportation Authority NY	A	Transportation	310.5
City of Chicago, Illinois	A+	General Obligations	285.3
County of Jefferson, Alabama	D	Utilities	265.6

			$3,632.2

Our 10 largest structured finance single risks by net par outstanding represented $5.8 billion, or 6.6% of financial guaranty’s aggregate net par outstanding as of December 31, 2009. We have entered into each of these transactions through the issuance of a CDS. These risks include the following exposures:

Credit	Internal Credit Rating	Obligation Type	Aggregate Net Par Outstanding as of December 31, 2009
			(In millions)
5-Yr Static Synthetic Investment-Grade Corporate CDO (2006)	AAA	Corporate CDO	$600.0
7-Yr Static Synthetic Investment-Grade Corporate CDO (2007)	AAA	Corporate CDO	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO (2007)	AA	Corporate CDO	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO (2007)	AAA	Corporate CDO	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO (2007)	AA	Corporate CDO	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO (2007)	AAA	Corporate CDO	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO (2007)	AAA	Corporate CDO	600.0
Static Synthetic CDO of CMBS with 2049 Scheduled Maturity (2006)	AAA	CDO of CMBS	598.5
10-Yr Static Synthetic Investment-Grade Corporate CDO (2007)	AAA	Corporate CDO	562.5
Static Synthetic CDO of ABS with 2046 Scheduled Maturity (2006)	CC	CDO of ABS	465.5

			$5,826.5

For additional information regarding the CDO of CMBS and the CDO of ABS transactions included above, see “Directly Insured CDOs of CMBS and ABS” below.

4. Structured Finance Insured CDO Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table shows the distribution of our CDO net par outstanding as of December 31, 2009:

	As of December 31, 2009
Asset Class	Total Exposure (Net Par)	% of CDO Net Par Outstanding	% of Total Net Par Outstanding
	(In billions)
Direct CDOs:
Corporate CDOs (1)	$36.7	84.4%	42.0%
TruPs	2.3	5.3	2.6
CDO of CMBS	1.8	4.1	2.1
CDO of ABS (2)	0.6	1.4	0.7
CDO of CLO (3)	0.8	1.8	0.9

Total Direct CDOs	42.2	97.0	48.3
Assumed CDOs (4)	1.3	3.0	1.5

Total CDOs	$43.5	100.0%	49.8%

(1)	Includes one CDO of corporate CDOs with net par outstanding of $0.1 billion.
(2)	Consists of two transactions that are predominantly CDOs of RMBS.
(3)	Consists of three second-to-pay CLOs with net par outstanding of $800 million and internal ratings ranging from AA to A+ that are scheduled to mature in 2016 or 2018 and one first-to-pay CLO with net par outstanding of approximately $8.0 million that is currently rated AAA.
(4)	Includes 75 transactions with net par outstanding of $0.1 billion that are not accounted for as derivatives.

The following table sets forth the ratings assigned to our CDO exposures as of December 31, 2009:

	As of December 31, 2009
Ratings (1)	# of CDO Contracts	Net Par Outstanding	% of CDO Net Par Outstanding
	(In billions)
AAA	341	$32.4	74.5%
AA	55	3.3	7.7
A	25	2.6	6.0
BBB	28	2.4	5.4
BIG	32	2.8	6.4

Total	481	$43.5	100.0%

(1)	Represents our internal ratings estimates. Each rating within a letter category includes all rating grades within that letter category (e.g., “A” includes “A+,” “A” and “A-”).

Directly Insured Corporate CDO Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty—Structured Finance Insured CDO Portfolio)

As of December 31, 2009, our aggregate net par outstanding in our directly insured corporate CDO portfolio was $36.7 billion. All of our outstanding corporate CDOs are static pools, which means the covered reference entities generally cannot be changed without our consent.

The same corporate obligor may exist in a number of our corporate CDO transactions and may exist in our other structured finance obligations. However, the pool of corporate names in our directly insured corporate CDO portfolio is well diversified with no individual exposure to any corporate name exceeding 1% of our notional exposure to corporate entities in our directly insured corporate CDOs as of December 31, 2009. As of December 31, 2009, our exposure to the five largest corporate names represented approximately 3.9% of our total aggregate notional exposure to corporate entities in our directly insured corporate CDO portfolio.

The number of corporate entities in our directly insured corporate CDO transactions range between 77 and 148 per transaction, with the concentrations of each corporate entity averaging 1.0% per transaction. No corporate entity represented more than 2.6% of any one transaction. Our exposure to any single corporate name in any one transaction ranges from $2.5 million to $80.0 million, with an average of $27.8 million per transaction.

The following table summarizes the five largest industry concentrations (according to Standard and Poor’s Ratings Service (“S&P”)) in our financial guaranty directly insured corporate CDO portfolio as of December 31, 2009:

Industry Classification (1)	% of Total Notional
Telecommunications	8.8%
Insurance	6.7
Retailers (excluding food and drug)	6.4
Building and Development	5.7
Chemical/Plastics	5.5

Total of five largest industry concentrations	33.1%

(1)	No industry represents more than 18.5% in any one transaction as of December 31, 2009.

Because each transaction has a significant level of subordination, credit events would typically have to occur with respect to numerous entities in a collateral pool before we would have a claim payment obligation in respect of any particular transaction, meaning that our risk adjusted exposure to each corporate entity in a CDO pool is significantly less than our notional exposure. In the unlikely event that all of our five largest corporate obligors were to have defaulted at December 31, 2009, absent any other defaults in the CDOs in which these obligors were included, we would not have incurred any losses due to the significant subordination remaining in each transaction in which these entities were included.

Using our internal ratings, 81.9% of the aggregate net par exposure of our directly insured corporate CDO portfolio had subordination at or above the level of subordination necessary to warrant an internal AAA rating. Our internal ratings for our corporate CDOs differ from those derived using S&P’s most recent version of its CDO Evaluator tool (published as of December 31, 2009), according to which 40.4% of our total net par exposure to directly insured corporate CDOs continued to have subordination at or above the level of subordination necessary to warrant a AAA rating from S&P.

The number of sustainable credit events, which is the number of credit events on different corporate entities that would have to occur before we are obligated to pay a claim (i.e., the remaining subordination in our transaction measured in credit events), is another measure that is helpful in evaluating the credit strength of a transaction. The following table provides this information for our directly insured corporate CDO portfolio as of December 31, 2009, by year of scheduled maturity. In order to determine the number of different corporate entities that would be required to experience a credit event before we pay a claim, we calculate the weighted average net par exposure per corporate entity, then reduce such amount by an assumed recovery value (30%, except with respect to transactions where we have agreed to a set fixed recovery, in which case we assume such fixed recovery), which then determines the reduction of subordination that would occur for each applicable credit event. We then divide the aggregate subordination for the applicable transaction by the related reduction of subordination per credit event to determine the applicable number of corporate entities that would need to experience a credit event before subordination in such transactions would be reduced to zero.

Year of Scheduled Maturity (1)	Number of CDO Contracts/ Policies (2)	Aggregate Net Par Exposure (2)	Initial Average # of Sustainable Credit Events (3)	Current Average # of Sustainable Credit Events (4)	Minimum # of Sustainable Credit Events (5)	Avg. # of Current Remaining Entities in Transaction (2)(6)
		(In billions)
2010	7	$1.2	14.8	10.4	4.7	121
2011	3	1.5	39.1	36.2	27.2	97
2012	16	5.9	25.5	22.5	10.3	102
2013	36	15.2	31.9	28.8	13.0	98
2014	16	6.5	29.6	26.4	10.9	97
2017	17	6.3	26.0	23.0	11.5	99

Total	95	$36.6

(1)	No directly insured corporate CDO transactions are scheduled to mature in 2015 or 2016. All of our directly insured corporate CDO transactions are scheduled to mature on or before December 2017.
(2)	Excludes one corporate CDO with net par outstanding of $0.1 billion. Because payments of interest and principal for this CDO depend upon the cash flows actually generated from the CDO’s underlying collateral, the likelihood that we would have to pay a claim is not measurable in terms of sustainable credit events.
(3)	The average number of sustainable credit events at the inception of each transaction. Average amounts presented are simple averages.
(4)	The average number of sustainable credit events determined as of December 31, 2009. Average amounts presented are simple averages.
(5)	The number of sustainable credit events for the one transaction with the fewest remaining sustainable credit events scheduled to mature in the year of scheduled maturity indicated. For example, for the seven directly insured corporate CDO transactions scheduled to mature in 2010, our subordination level for one of those transactions would be eroded after 4.7 credit events in that transaction.
(6)	The current average number of different corporate entities in each of the transactions.

The following table sets forth the ratings of the underlying collateral for our financial guaranty directly insured corporate CDO portfolio as of December 31, 2009:

Ratings (1)	Notional Amount of Underlying Collateral	% of Notional Amount of Underlying Collateral
	($ in billions)
AAA	$0.7	0.3%
AA	6.8	2.6
A	56.2	21.5
BBB	115.2	44.0

Total investment grade collateral	178.9	68.4
BB	45.6	17.4
B	19.1	7.3
CCC and below	12.4	4.7
Not Rated	5.7	2.2

Total Non-investment grade collateral	82.8	31.6

Total	$261.7	100.0%

(1)	Represents the lower of the ratings of the underlying corporate entities as determined by Moody’s and S&P. Each rating within a letter category includes all rating grades within that letter category (e.g., “A” includes “A+” “A” and “A-”).

Directly Insured Trust Preferred CDO Portfolio (Risk in Force/Net Par Outstanding—Financial Guaranty—Structured Finance Insured CDO Portfolio)

As of December 31, 2009, we provided credit protection on 16 TruPs bonds. TruPs are subordinated securities issued by banks and insurance companies, as well as real estate investment trusts and other financial institutions, to supplement their regulatory capital needs. Generally, TruPs are subordinated to substantially all of an issuer’s debt obligations, but rank senior to the equity securities of such issuer (including equity securities purchased by the U.S. government under TARP).

Our credit protection on these 16 TruPs bonds was conducted through 21 separate CDS contracts, meaning that with respect to five of these TruPs bonds at December 31, 2009, we entered into two separate CDS contracts (each with a different counterparty) covering the same TruPs bond.

As of December 31, 2009, the collateral underlying our insured TruPs bonds included 770 separate issuers, including 640 banking institutions (comprising 76.7% of the total TruPs collateral based on notional amount) and 92 insurance companies (comprising 22.0% of the total TruPs collateral based on notional amount). In addition, the TruPs collateral included a small percentage of middle market loans, real estate investment trusts and other CDO tranches (comprising 1.3% of the total TruPs collateral based on notional amount). We believe the banking institutions in our total collateral pool are geographically well diversified.

The collateral underlying our insured TruPs bonds consists of between 28 and 118 issuers per TruPs bond, with the concentration of each issuer averaging 1.6% per TruPs bond. Our exposure to any one issuer in our insured TruPs bonds ranges from $70,000 to $42.0 million per bond, with an average exposure of $9.1 million. No issuer represented more than 8.2% of the total collateral underlying any one TruPs bond.

Many of the issuers in our insured TruPs bonds have been negatively affected by the recent U.S economic recession. Certain of these issuers have defaulted on their TruPs obligations or have elected to defer payments, which is permissible for up to five years. Since we believe there is a significant likelihood that TruPs that are subject to deferrals will ultimately result in a default, we closely monitor deferrals as well as defaults in assessing the subordination remaining beneath our insured TruPs bonds.

The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our TruPs bonds as of December 31, 2009:

TruPs Bond	CDS Termination Date	TruPs CDO Maturity Date	Net Par Outstanding (In millions)	Subordination after defaults (%) (1)	Subordination after defaults and deferrals (%) (2)	Interest Coverage Ratio (5)
1	7/2011(3)(4)	7/2036	$96.6	34.9%	17.9%	95.5%
	7/2016(3)(4)	7/2036	115.9	34.9	17.9	95.5
2	9/2014(4)	12/2036	96.1	37.5	21.8	159.2
3	10/2014(4)	7/2037	141.1	39.9	28.2	187.5
	10/2016(4)	7/2037	141.1	39.9	28.2	187.5
4	11/2014(4)	9/2037	85.1	39.9	28.6	332.6
	11/2016	9/2037	123.7	39.9	28.6	332.6
5	3/2014(4)	9/2036	118.5	46.7	40.4	176.1
	9/2036	9/2036	189.6	46.7	40.4	176.1
6	12/2016	3/2037	136.2	39.4	24.6	167.8
7	8/2017(4)	12/2035	74.9	37.2	24.6	168.0
8	12/2017(4)	6/2036	90.9	40.3	32.1	219.6
	6/2036	6/2036	90.9	40.3	32.1	219.6
9	1/2033	1/2033	45.8	57.6	46.2	461.6
10	9/2033	9/2033	84.3	45.7	39.4	513.3
11	12/2033	12/2033	32.8	47.6	38.0	476.1
12	10/2034	10/2034	47.3	42.4	33.2	409.5
13	9/2035	9/2035	87.1	44.3	33.5	158.4
14	12/2036	12/2036	137.8	45.8	38.3	463.3
15	12/2037	12/2037	206.4	37.8	23.4	124.1
16	10/2040	10/2040	155.7	42.7	29.3	185.0

Total			$2,297.8

(1)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to pay downs or redemptions (“amortization”) of collateral and actual defaults and assuming no recoveries of principal on the defaulted TruPs. Notwithstanding this principal subordination, it is possible that the remaining performing collateral in these transactions will not generate sufficient cash to pay interest on our insured TruPs bonds. In this event, we may be required to make a claim payment in respect of interest, even on transactions where subordination remains to cover principal payments.
(2)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to amortization, actual defaults as well as deferrals of interest payments on the TruPs collateral, assuming no recoveries of principal on the defaulted or deferred TruPs.
(3)	This TruPs bond began experiencing interest shortfalls in October 2009, which constitutes an event of default pursuant to the indenture for this bond. Consequently, we made a claim payment with respect to this TruPs bond before commuting one of our CDS contracts (representing $96.6 million in exposure) covering this TruPs bond in January 2010.
(4)	Pursuant to the terms of our CDS contracts covering these TruPs bonds, we could be required to pay our counterparties the outstanding par on our insured TruPs bond on the scheduled termination date of our CDS contract. See below for more details regarding this potential liquidity risk.
(5)	Internally generated interest coverage ratio for each TruPs bond equal to the gross interest collections on the TruPs collateral minus transaction expenses as a percentage of the sum of hedge payments and interest payable on the TruPs bond and securities senior to or pari passu with the TruPs bond.

Ten of the TruPs bonds that we insure (representing a net par outstanding of $1.4 billion) were internally rated BIG as of December 31, 2009, reflecting deterioration in the credit performance of our insured TruPs portfolio. The fair value of our insured TruPs transactions, which are accounted for as derivatives, was a liability of $80.8 million as of December 31, 2009.

One of our insured TruPs bonds (TruPs Bond No. 1 in the table above) began experiencing interest shortfalls in October 2009. These shortfalls were primarily due to a large number of deferrals of interest with respect to the TruPs collateral, combined with significant cash payments related to interest rate hedges. Due to a combination of the current interest rate environment and an excess of hedge notional amounts over the principal amount of performing fixed-rate collateral, these cash payments have contributed significantly to the overall interest shortfall in this transaction. As of December 31, 2009, we have paid an aggregate of $0.1 million in interest shortfall claims on this TruPs bond and we expect to continue to pay additional interest shortfall claims. In January 2010, we eliminated $96.6 million of our exposure to this TruPs bond by commuting one of the CDS contracts covering this bond. Our aggregate net loss with respect to such commutation approximated our fair value of this derivative liability at December 31, 2009. After giving effect to the January 2010 commutation, our weighted average internal rating for our insured TruPs bonds is BB-.

Based on current projections, we expect to pay ultimate principal losses on two of our TruPs bonds (TruPs Bond No 1. in the table above (representing $115.9 million in exposure) and TruPs bond No. 16 in the table above (representing $155.7 million in exposure)). Based on our current cash flow projections, we believe that the total principal claims that we will be required to pay in respect of these two TruPs bonds will constitute a material amount of our current net par outstanding for these bonds. It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on the underlying TruPs. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and very difficult to predict.

In addition to credit risk, we also potentially face liquidity risk with respect to certain of our CDS contracts. After giving effect to the January 2010 commutation of one of our CDS contracts as discussed above, we currently have eight CDS contracts (representing a total net par outstanding of $863.5 million as of December 31, 2009) pursuant to which we may be required to pay our counterparty the outstanding par amount of our insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2014 and 2017, but automatically extend for additional one year increments (but no later than the maturity date of the TruPs CDO) unless terminated by our counterparty. If we are required to pay a liquidity claim, our counterparty would be obligated under the CDS to either deliver the insured TruPs bond to us or to periodically pay us cash in an amount equal to any amounts paid in principal and interest on the insured TruPs bond.

We may be required to pay a liquidity claim on the one remaining CDS contract relating to the TruPs bond No. 1 that defaulted. This CDS contract is currently scheduled to terminate in July 2016. We are exploring loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk to this bond. We can provide no assurance that we will be successful in such loss mitigation efforts.

Directly Insured CDOs of CMBS and ABS (Risk in Force/Net Par Outstanding—Financial Guaranty—Structured Finance Insured CDO Portfolio)

We have directly insured four CDOs of CMBS transactions, containing 127 CMBS tranches that were issued as part of 88 securitizations. Of the 127 CMBS tranches comprising the collateral for our CDO of CMBS transactions, 36 of them have been downgraded by Moody’s Investors Service (“Moody’s”) from Aaa to between Aa1 and Ba1 and 46 have been downgraded from AAA to between AA+ and B by S&P. Despite this deterioration, the transactions as a whole remain highly rated.

The following table provides information regarding our directly insured CDOs of CMBS exposure as of December 31, 2009:

Total Size Of CDO Collateral Pool	Net Par Outstanding	Internal Rating	Number of Obligations in CDO (1)	Size of Obligation in CDO	Radian Attachment/ Detachment Points (2)	Average Remaining Subordination of Obligation (3)	Total Delinquencies (Average of Securitizations) (4)
(In billions)	(In millions)			(In millions)
$2.4	$598.5	AAA	30	$80.0	5.1% - 30%	21%	5.0%
1.9	450.0	AAA	27	71.7	6.8% - 30%	31	5.3
1.5	352.5	AAA	30	50.0	6.5% - 30%	14	4.7
1.0	430.0	A+	40	25.0	7.0% - 50%	13	5.8

$6.8	$1,831.0		127

(1)	Represents the number of CMBS tranches that comprise the collateral pool for the applicable CDO of CMBS transaction.
(2)	The “Attachment Point” is the percentage of losses in the collateral pool that must occur before we are obligated to pay claims. The “Detachment Point” is the point where the percentage of losses reach a level where we cease to have an obligation to pay claims on additional losses. For example, a 7.0% attachment point on a $1.0 billion collateral pool means that we are not obligated to pay claims until there are $70.0 million of losses, and a 50% detachment point means that our obligation to pay claims for losses ceases when the transaction reaches an aggregate of $500 million of losses.
(3)	The average remaining subordination after giving effect to both amortization of principal and realized losses.
(4)	Delinquencies reflect the average percentage (of total notional) of the CMBS collateral, which are delinquent. Even if all current delinquencies resulted in defaults, additional subordination would remain.

The total balance of the reference obligations in these collateral pools equals $6.8 billion. The loan collateral pool supporting our $1.8 billion of outstanding exposure to the CDOs of CMBS consists of approximately 15,000 loans with a balance of approximately $192.5 billion. Approximately 33.2%, 32.1% and 15.0% of the underlying loan collateral was for office space, retail space and multi-family property, respectively. The remaining underlying loan collateral is well diversified both geographically and by property type. While there is some risk in CMBS securitizations that the underlying loan collateral cannot be refinanced when due (particularly in the current economic downturn), we believe that such risk in our portfolio, particularly given our current subordination levels, is limited given that only approximately 18% of the underlying loans will become due before 2015.

We have exposure to RMBS, including exposure to subprime RMBS, through two directly insured CDOs of ABS as summarized in the following table:

	Collateral							Subordination
Net Par Outstanding	RMBS (1)	CMBS	CDO of ABS (2)	CDO of CDO	Other		Total	Amount	% of Collateral (Attachment Point)	% of Collateral (Detachment Point)
(In millions)								(In millions)
$150.0	64.8%	0.0%	0.0%	0.0%	35.2	%(3)	100%	$78.0	13.0%	38.0%
$465.5	59.7%	16.0%	14.7%	3.9%	5.7%		100%	(4)	(4)	100%

(1)	Approximately 15.8% of the collateral in the $150.0 million transaction and 39.9% of the collateral in the $465.5 million transaction represents subprime RMBS.
(2)	Includes CDOs which contain RMBS and CMBS.
(3)	Includes 25.2% of ABS collateral other than RMBS and CMBS.
(4)	Although the current attachment point equals $63.2 million (12.0%), we currently expect to pay claims on this transaction as discussed below.

The $465.5 million CDO of ABS transaction is currently rated CC internally, CC by S&P and Ca by Moody’s. In this transaction, we provide credit protection through a CDS on the senior most tranche of a CDO of ABS transaction with the underlying collateral consisting predominantly of mezzanine tranches of MBS. As of December 31, 2009, $349.9 million (or 66.5%) of the collateral pool was rated BIG, and $230.3 million (or 43.8%) of the collateral pool has defaulted. Due to the substantial deterioration of the underlying collateral, we currently expect to begin paying claims related to interest shortfalls on this transaction in 2010. However, due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for this transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe the ultimate claim payments in respect of principal for this transaction could be substantially all of our total principal exposure.

The $150.0 million CDO of ABS transaction is currently rated AA- internally and AAA by S&P. While there has been some deterioration in the collateral for this transaction, 89% of the collateral remains rated investment grade by S&P and Moody’s and no credits in this transaction have defaulted. This transaction is scheduled to terminate in March 2010.

Directly Insured CLO Exposure (Risk in Force/Net Par Outstanding—Financial Guaranty—Structured Finance Insured CDO Portfolio)

We also have $0.8 billion in exposure related to four CLO transactions. Three of these transactions are second-to-pay transactions in which we will not be obligated to pay a claim unless the primary insurer defaults on its insured obligation. These second-to-pay transactions are internally rated between AA to A+ and are scheduled to mature between 2016 and 2018. We are in a first-loss position with respect to the remaining CLO transaction (representing $8.0 million of exposure), which is internally rated AAA.

5. Non-CDO ABS Risk (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table shows the distribution of our $1.3 billion of net par outstanding related to ABS obligations outside of our insured CDO portfolio. We do not have any financial guaranty exposure to CMBS outside of CDOs that we insure.

Type of Non-CDO ABS	Net Par Outstanding Amount	Percentage of ABS Net Par Outstanding	Percentage of Total Net Par Outstanding
	(In billions)
RMBS domestic	$0.6	46.1%	0.7%
RMBS international	0.1	7.7	0.1

RMBS total	0.7	53.8	0.8

Consumer assets	0.3	23.1	0.3
Commercial and other	0.3	23.1	0.3

Total ABS	$1.3	100.0%	1.4%

The following table provides additional information regarding our exposure to domestic RMBS in our non-CDO portfolio as of December 31, 2009:

Types of RMBS By Product	Total Net Par Outstanding	Net Par Outstanding		% 2006/2007 Vintage	% of Net Par Outstanding by Rating (2)
		Direct	Assumed (2)		AAA	AA	A	BBB	BIG(3)
Subprime	$226.6	$113.4	$113.2	2.8%/12.6%	22.2%	0.9%	0.5%	0.0%	76.4%
Alt-A	192.4	65.9	126.5	29.5%/11.2%	52.6	—	—	—	47.4
Prime	163.4	121.0	42.4	3.6%/15.6%	89.8	0.1	1.6	0.4	8.1
Second-to-Pay	21.3	0.0	21.3	0.0%/100.0%	—	19.0	—	—	81.0

Total RMBS	$603.7	$300.3	$303.4	11.5%/16.1%	49.4%	1.0%	0.6%	0.1%	48.9%

(1)	Ratings are based on our internal ratings estimate for these transactions.
(2)	We have no direct home equity line of credit (“HELOC”) exposure. We have not directly written any subprime RMBS since 2004 or any RMBS since 2005.
(3)	All of the BIG exposure is on Radian Asset Assurance’s Watch List and reserves have been established for these as needed.

6. Reinsurance Exposure (Risk in Force/Net Par Outstanding—Financial Guaranty)

As of December 31, 2009, we had assumed approximately $26.4 billion in exposure from our primary reinsurance customers, compared to $36.9 billion as of December 31, 2008. The decline in assumed net par outstanding in 2009 was primarily due to the Ambac Commutation (which is more fully described below). The following table summarizes the distribution of our assumed net par outstanding by type of issue and as a percentage of our assumed net par outstanding as of December 31, 2009:

Types of Reinsurance Obligations	2009
	Amount	Percent
	(In billions)
Public Finance:
General obligation and other tax-supported	$12.2	46.2%
Water/sewer/electric/gas and other investor-owned utilities	3.9	14.8
Airports/transportation	3.3	12.5
Healthcare and long-term care	2.2	8.3
Escrowed transactions	1.3	4.9
Housing	0.4	1.5
Education	0.3	1.2
Other municipal (1)	0.6	2.3

Total public finance	24.2	91.7
Structured Finance:
Collateralized debt obligations	1.3	4.9
Asset-backed obligations (2)	0.8	3.0
Other structured (3)	0.1	0.4

Total structured finance	2.2	8.3

Total	$26.4	100.0%

(1)	Includes other types of municipal obligations, none of which individually constitutes a material amount of our assumed net par outstanding.
(2)	Includes mortgages and MBS, consumer, commercial and other ABS.
(3)	Includes other types of structured finance obligations, none of which individually constitutes a material amount of our assumed net par outstanding.

As of December 31, 2009, $17.2 billion or 65.3% of our outstanding assumed net par was assumed under treaty reinsurance, while $9.2 billion or 34.7% of our outstanding assumed net par was assumed under facultative agreements.

As a result of the downgrades of our financial guaranty subsidiaries, several of our reinsurance customers recaptured all or a substantial portion of their business ceded to us. As a result, an aggregate of $17.3 billion of net par has been recaptured or commuted, including $9.8 billion of net par outstanding assumed from Ambac (the “Ambac Commutation”). The risk commuted under this agreement represented 99.7% of Radian Asset Assurance’s reinsured portfolio with Ambac, 26.2% of Radian Asset Assurance’s total reinsurance portfolio and 9.8% of Radian Asset Assurance’s total insured portfolio, in each case as of June 30, 2009. The Ambac Commutation also reduced Radian Asset Assurance’s financial guaranty exposure to MBS by 41.9% as of June 30, 2009.

7. Financial Guaranty Exposure Currently Subject to Recapture or Termination (Risk in Force/Net Par Outstanding—Financial Guaranty)

All of our unaffiliated reinsurance customers have the right to recapture business previously ceded to us due to the downgrades of our financial guaranty financial strength ratings. As of December 31, 2009, $26.3 billion of our net assumed par outstanding (included in total net par outstanding) was subject to recapture.

As of December 31, 2009, as a result of the downgrades of our financial guaranty financial strength ratings, the counterparties to 133 of our financial guaranty transactions currently have the right to terminate these transactions. If all of these counterparties had terminated these transactions as of December 31, 2009, our net par outstanding would have been reduced by $37.7 billion, with a corresponding decrease in unearned premium reserves of $11.5 million and a decrease in the present value of expected future installment premiums of $152.1 million. Net unrealized losses on derivatives of $192.1 million would also have been reversed had these transactions been terminated. We have no transaction where our counterparty currently has the right to terminate the transaction with settlement on a mark-to-market basis.

III. Defaults and Claims

We establish reserves to provide for losses and the estimated costs of settling claims in both our mortgage insurance and financial guaranty businesses. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. We have determined that the setting of loss reserves in our businesses constitutes a critical accounting policy. Accordingly, a detailed description of our policies is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” included in Item 7 below and in Notes 2 and 10 of Notes to Consolidated Financial Statements.

A. Mortgage Insurance (Defaults and Claims)

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured lender. A “default” is defined under our master policy as a borrower’s failure to make a payment equal to or greater than one monthly regular payment under a loan. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days of (i) the loan’s having been in default for three months or (ii) the occurrence of an early default in which the borrower fails to make any one of the initial 12 monthly payments under a loan so that an amount equal to two monthly payments has not been paid.

Defaults, whether voluntary or involuntary, can occur due to a variety of factors, including death or illness, divorce or other family problems, unemployment, overall changes in economic conditions, housing value changes that cause the outstanding mortgage amount to exceed the value of the home or other events. Depending on the type of loan, defaults also may be caused by rising interest rates or an accumulation of negative amortization. Involuntary defaults are those that occur due to factors generally outside the control of the borrower (e.g., job loss, unexpected interest rate changes or in the event of death). Voluntary defaults are those where the borrower willingly walks away from his or her mortgage obligation despite the ability to continue to pay. These types of defaults often are caused by significant negative changes in property values where the borrower makes a decision not to continue to support a mortgage balance that exceeds the value of the home. Voluntary defaults may be exacerbated by the fact that many borrowers in the recent past were not required to pay closing costs or make a significant down payment on their homes, leaving these borrowers with little incentive to remain in their homes when values have depreciated. In addition, we believe that some borrowers may voluntarily default on their mortgages to take advantage of many of the loan modification programs that have been announced or implemented to help stem the rising number of defaults and foreclosures.

The following table shows the number of primary and pool loans that we have insured, the related loans in default and the percentage of loans in default as of the dates indicated:

	December 31
	2009	2008	2007
Primary Insurance:
Prime
Number of insured loans in force	667,219	692,135	630,352
Number of loans in default (1)	85,650	51,267	25,339
Percentage of loans in default	12.8%	7.4%	4.0%
Alt-A
Number of insured loans in force	104,231	149,439	172,085
Number of loans in default (1)	37,472	35,706	16,763
Percentage of loans in default	36.0%	23.9%	9.7%
A Minus and below
Number of insured loans in force	73,219	81,504	92,600
Number of loans in default (1)	28,876	23,580	18,746
Percentage of loans in default	39.4%	28.9%	20.2%
Total Primary Insurance
Number of insured loans in force	844,669	923,078	895,037
Number of loans in default (2)	151,998	110,553	60,848
Percentage of loans in default	18.0%	12.0%	6.8%
Pool Insurance:
Number of loans in default (1)(3)	36,397	32,677	26,526

(1)	For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days. Accordingly, the amounts represented in this table exclude loans that are 60 or fewer days past due, in each case as of December 31 of each year.
(2)	Includes 3,302, 5,373 and 4,477 defaults at December 31, 2009, 2008 and 2007, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated primarily due to deductibles or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.
(3)	Includes 18,033, 23,364 and 20,194 defaults at December 31, 2009, 2008 and 2007, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated primarily due to deductibles or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.

We generally do not establish reserves for loans that are in default if we believe we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default.

The following table shows the number of modified pool loans that we have insured, the related loans in default and the percentage of loans in default as of the dates indicated:

	December 31
	2009	2008	2007
Modified Pool Insurance:
Number of insured loans in force	42,509	86,350	95,454
Number of loans in default	12,677	16,725	6,803
Percentage of loans in default	29.8%	19.4%	7.1%

The default rate in our mortgage insurance business is subject to seasonality. Historically, our mortgage insurance business experiences a fourth quarter seasonal increase in defaults and a first quarter seasonal decline in defaults. While this historically has been the case, macroeconomic factors in any given period may influence the default rate in our mortgage insurance business more than seasonality.

The following table shows the states with the highest primary mortgage insurance defaults and the corresponding default rates as of the dates indicated, including prime and non-prime loans:

	December 31
	2009		2008		2007
States with highest number of defaults:
Florida	24,108	15.9%	17,803	16.1%	6,679	11.0%
California	17,136	11.3	12,718	11.5	4,500	7.4
Illinois	7,882	5.2	5,186	4.7	2,842	4.7
Georgia	7,864	5.2	5,385	4.9	3,275	5.4
Michigan	7,196	4.7	5,522	5.0	3,820	6.3

Mortgage insurance claim volume is influenced by the circumstances surrounding the default. The rate at which defaults cure, and therefore do not go to claim, depends in large part on a borrower’s financial resources and circumstances, local housing prices and housing supply (i.e., whether borrowers may cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates and regional economic conditions. In our first-lien mortgage insurance business, the insured lender is required to complete foreclosure proceedings and obtain title to the property before submitting a claim. It can take anywhere from three months to five years for a lender to acquire title to a property through foreclosure, depending on the state. On average, we do not receive a request for claim payment until approximately 15 months following a default on a first-lien mortgage. This time lag has increased recently, as we have observed a slowdown in foreclosures and subsequently, a slowdown in claims submitted to us, due to foreclosure moratoriums imposed by various government entities and lenders. In our second-lien mortgage insurance business, we typically are required to pay a claim much earlier, within approximately 150 days of a borrower’s missed payment.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 50.6% of our primary risk in force, and approximately 27.2% of our pool risk in force at December 31, 2009 had not yet reached its highest claim frequency years. At December 31, 2008, the comparable percentages were 62.5% and 18.6%, respectively. The insurance we wrote from 2005 through the first half of 2008 has experienced default and claim activity sooner than has been the case for our historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

The following table shows cumulative claims paid by us on our primary insured book of business at the end of each successive year after the year of original policy issuance, referred to as a “year of origination,” expressed as a percentage of the cumulative premiums written by us in each year of origination:

Claims Paid vs. Premiums Written—Primary Insurance

Year of Origination	End of 1st year	End of 2nd year	End of 3rd year	End of 4th year	End of 5th year	End of 6th year	End of 7th year	End of 8th year	End of 9th year
2001	0.4%	10.7%	29.5%	46.9%	54.2%	57.8%	60.0%	61.5%	62.5%
2002	0.5%	8.5%	23.4%	32.3%	37.0%	40.7%	42.8%	44.1%
2003	0.4%	7.3%	17.1%	23.0%	28.0%	31.1%	33.3%
2004	0.6%	6.6%	15.8%	28.0%	38.9%	45.5%
2005	0.3%	6.0%	24.7%	58.9%	74.0%
2006	0.9%	13.1%	45.4%	63.6%
2007	0.5%	9.8%	33.6%
2008	0.2%	5.0%
2009	—

In late 2007, we implemented more restrictive underwriting guidelines. As a result, we expect the loss ratio (ratio of claims paid compared to premiums earned during a reporting period) to improve for policy year 2008 and to significantly improve for our 2009 policy year. Our 2009 policy year consists of loans with significantly improved risk characteristics, including predominantly prime credit quality, with FICO scores of 740 or above and LTV ratios lower than any of our previous policy years. Business written in 2005 through the first half of 2008 contained a significant amount of poorly underwritten business, including subprime, Alt-A and higher LTV loans. As a result, we expect substantially higher ultimate loss ratios for these loans than in previous policy years.

In addition to claim volume, another significant factor affecting losses is claim severity. The severity of a claim is determined by dividing the claim paid by the original loan amount. The main determinants of the severity of a claim are the size of the loan, the amount of mortgage insurance coverage placed on the loan, and the impact of our loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The average claim severity for loans covered by our primary insurance was 26.6% for 2009, compared to 27.6% in 2008 and 27.5% in 2007.

The following table shows claims paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31
	2009	2008
	(In thousands)
Direct claims paid:
Prime	$368,820	$310,965
Alt-A	219,544	210,700
A minus and below	163,069	211,612
Second-lien and other	66,584	182,872

Subtotal	818,017	916,149
Impact of first-lien terminations	197,692	—
Impact of captive terminations	(132,941)	—
Impact of second-lien terminations	87,323	—

Net total	$970,091	$916,149

Average claim paid (1):
Prime	$42.8	$40.9
Alt-A	54.9	54.8
A minus and below	39.1	39.0
Second-lien and other	41.2	35.5
Average claim paid on all products	44.5	41.6
States with highest claims paid (first-lien):
California	$165.0	$115.9
Florida	98.9	45.6
Arizona	71.4	26.0
Michigan	64.7	68.8
Georgia	49.9	44.3

(1)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first-lien and second-lien transactions.

Claims paid in California, Florida, and Arizona have increased significantly as home price depreciation in those states has been greater than the national average. California and Florida also contain a higher percentage of Alt-A loans, which have had a higher claim frequency. Claims in the Midwest and Southeast have been rising, and we believe will continue to rise, due to the weak industrial sector of the economy in those areas and significant home price depreciation in those states. A much higher level of claims exist in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state.

B. Financial Guaranty (Defaults and Claims)

The patterns of claim payments in our financial guaranty business tend to fluctuate and may be low in frequency and high in severity. In the event of default, principal payments under a typical financial guaranty insurance policy that we provide or reinsure may not be accelerated without our or the ceding company’s approval. Without such approval, the policyholder is entitled to receive payments of principal and interest from us or the ceding company on their regularly scheduled dates as if no default had occurred. In certain of the MBS we insure, we may become obligated to pay claims to the extent the outstanding principal balance of the insured obligation exceeds the value of the collateral underlying such obligations for a specified number of reporting periods. We or the ceding company often have remedies against other parties to the transaction, which may be exercised both before and after making any required default payments.

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

In certain of our TruPs CDO contracts, our counterparty potentially may require that, on the date our CDS contract terminates, we pay them the outstanding par on our insured obligations if an event of default under the applicable TruPs CDO indenture exists as of such termination date. See Risk in Force/Net Par Outstanding—Financial Guaranty —Structured Finance Insured CDO Portfolio—Directly Insured Trust Preferred CDO Portfolio for additional information regarding circumstances where we may be obligated to pay such amount.

In our financial guaranty reinsurance business, claim payments due to the ceding companies are typically settled net of premiums payable to us.

The following table shows financial guaranty’s incurred losses and claims paid for each period indicated:

	Year Ended December 31
	2009	2008
	(In thousands)
Incurred losses:
Financial guaranty	$40,861	$124,303
Trade credit reinsurance	(4,114)	(9,808)

Total	$36,747	$114,495

Claims Paid:
Financial guaranty	$134,019	$128,972
Trade credit reinsurance	776	3,440

Total	$134,795	$132,412

IV. Loss Management

A. Mortgage Insurance (Loss Management)

In 2008 and 2009, we added significant resources to our mortgage insurance loss management department in order to better manage losses in the uncertain housing market and rising delinquency and claim environment. Our loss management function consists of approximately 153 full-time employees dedicated to minimizing claim payment, representing a 66% increase in the number of full-time loss management employees from 2008. Loss management pursues opportunities to mitigate losses both before and after claims are received.

In our traditional mortgage insurance business, upon receipt of a valid claim, we generally have the following three settlement options:

(1)	pay the maximum liability—determined by multiplying the claim amount (which consists of the unpaid loan principal, plus past due interest (up to a maximum of two years) and certain expenses associated with the default) by the applicable coverage percentage—and allow the insured lender to keep title to the property;

(2)	pay the amount of the claim required to make the lender whole, commonly referred to as the “deficiency amount” (not to exceed our maximum liability) following an approved sale; or

(3)	pay the full claim amount and acquire title to the property.

In general, we base our selection of a settlement option on the value of the property. In 2009, we settled 89.5% of claims by paying the maximum liability (compared to 92% of claims in 2008), 10.4% by paying the deficiency amount following an approved sale (compared to 7% of claims in 2008) and less than 1% by paying the full claim amount and acquiring title to the property (also less than 1% in 2008). Declining property values in many regions of the U.S. since 2007 have made our loss management efforts more challenging. If property values continue to further decline, our ability to mitigate losses could be adversely affected, which could have an adverse effect on our business, financial condition and operating results.

For pre-claim default situations, our loss management specialists focus on the following activities to reduce losses:

•

communication with the insured or the insured’s servicer to ensure the timely and accurate reporting of default information, including the status of any completed modification or modifications in process (specifically identifying those that are part of Home Affordable Modification Program (“HAMP”) and Home Affordable Refinance Program (“HARP”));

•	prompt and appropriate responses to all loss mitigation opportunities presented by the borrowers, mortgage servicers, realtors, and/or any other authorized parties; and

•

proactive communication directly with borrowers through extensive borrower outreach campaigns to promote homeownership preservation by offering assistance to borrowers in compiling “HAMP Ready” retention/financial packages to be delivered to servicers for fulfillment.

After a claim is received and/or paid, our loss management specialists focus on:

•	a review to ensure that program compliance and our policy requirements have been met;

•	analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;

•	responses to real estate owned loss mitigation opportunities presented by the insured;

•	aggressive management and disposal of acquired real estate; and

•	post-claim payment activities to maximize recoveries on various products including, when appropriate, the pursuit of deficiencies through subrogation and/or acquired rights.

We have also implemented a number of borrower help initiatives, such as:

•

FastAdvance, where we advance to the servicer 15% of our claim responsibility, up to $15,000, in order to cure a defaulted loan, possibly in conjunction with a loan modification, as well as to facilitate the future performance of that loan by subsidizing the payment of interest and/or escrow for the loan;

•	consumer credit counseling, where a third party provides free credit counseling and other services to a defaulted borrower who is 60 days or more delinquent on their mortgage payments;

•

consumer self help, where we have built a borrower education website with links to other helpful websites to facilitate the collection of “HAMP Ready” borrower financial/retention packages to be delivered to servicers; and

•

consumer assistance, where we have created a network of Component Loss Mitigation Outsourcers (“CLMO”) who proactively contact borrowers and assist them in completing “HAMP Ready” financial/retention packages to be delivered to their respective servicers. In 2010, we plan to introduce a pilot program to provide “face to face” borrower outreach and education interviews to promote homeownership and facilitate retention workouts.

We continue to participate in the large scale modification programs being led by the U.S. Treasury Department and the Federal Housing Finance Agency (“FHFA”), several top 10 mortgage servicers and numerous borrower outreach campaigns being conducted by HOPE NOW, of which we are a member. See “Regulation—Federal Regulation—Indirect Regulation” below for information regarding recent modification programs.

Our loss management department performs additional loss management services through identifying and investigating insured loans involving non-compliance with the terms of our policies of insurance (or commitment letter for structured transactions) to ensure that claims are ultimately paid, as agreed, for valid and insurable risks. Much of our effort involves the identification, investigation and reporting of mortgage fraud schemes that impact our losses. We work closely with legal counsel, law enforcement and fraud prevention organizations, and work to promote mortgage fraud awareness, detection and prevention among our personnel and client lenders. When a claim is submitted for payment, we investigate (i) whether the loan qualified for insurance at the time the certificate of coverage was issued and (ii) whether the claimant has satisfied its obligation in meeting all conditions precedent to claim payment. If we determine that a loan did not qualify for insurance or that the claimed loss is not covered, we notify the claimant explaining the basis of our decision. If the claimant submits no rebuttal, our decision becomes final. If a rebuttal is received, the claim is re-examined. After completion of this process, if we determine that the loan did not qualify for coverage, the insurance certificate is rescinded (and the premium refunded), or if the loss is not covered, the claim is denied.

Beginning in 2008 and continuing throughout 2009, we began placing experienced loss mitigation personnel on-site with our key servicing partners to improve communication and workflow, allowing us to act more quickly to reduce loss exposure. We also created a Default Servicing Strategy Group which includes field-based representatives of loss management who make regular visits to our servicing partners to improve communication and better implement our programs that could mitigate losses. We plan to expand this effort throughout 2010.

In 2009, we implemented a Servicing Review Program, pursuant to which we audit our servicers’ performance with respect to default management (with a focus on collections and loss mitigation) and their compliance with our established underwriting guidelines. In instances where issues are identified, we work with our servicers to affect appropriate and acceptable remediation to address those deficiencies.

B. Financial Guaranty (Loss Management)

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management, working with our legal group, is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied both at the point of origination of a transaction and during the ongoing monitoring and surveillance of each exposure in the portfolio. The risk management function is structured by area of expertise and includes the following areas: risk analytics; public finance; structured finance; and portfolio management.

Our public finance and structured finance groups utilize several tools to monitor our directly insured portfolio. We generally require, for each of our directly insured transactions, the regular delivery of periodic financial information, including covenant compliance reports that are reviewed by the risk manager assigned to the particular credit. For substantially all our public finance credits, each risk manager prepares regular written surveillance reports for each credit, which contain financial analysis of the credits together with the manager’s internal rating for the transaction. For our directly insured corporate CDO and TruPs CDO transactions, we perform quarterly stress analyses and we update our financial analysis on our TruPs CDO transactions at least quarterly. Observed deterioration in the performance of a credit may prompt additional and more frequent review. We monitor not only the nominal exposure for each obligor for which we provide protection in our corporate CDO transactions, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor.

Upon continued performance deterioration, we may conduct additional or more frequent review of a credit, downgrade the internal credit rating for a credit or if appropriate, move the credit to the financial guaranty Watch List. All amendments, consents and waivers related to a transaction are also reviewed and evaluated by the appropriate risk manager. In addition to individual credit analysis, the risk management department is responsible for following economic, environmental and regulatory trends and for determining their potential impact on our insured portfolio.

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

In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with our ceding reinsurance customers. To help align the ceding company’s interests with ours, we generally have required that the ceding company retain a portion of the exposure on any single risk that we reinsure. Our portfolio management group is responsible for the periodic diligence and evaluation of the underwriting and surveillance capabilities of the ceding companies. Each of the ceding companies is obligated to provide us with quarterly updates to their own watch and reserve lists, including reserve information. In the event that we have identified a potential deficiency in the surveillance activities of a ceding company, appropriate personnel in our risk management department may conduct an independent analysis to the extent adequate information is available. We also may have an independent view on assumed credits where we also have direct exposure based on the information obtained through our independent credit review. As a result, we may assess credits and establish reserves based upon information in addition to that received from the ceding company.

There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction is underperforming, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the ceding company, we may assign our own risk rating rather than using the risk rating assigned by the ceding company.

Our financial guaranty business has a Watch and Reserve Committee that meets quarterly to review under-performing credits and establish reserves for transactions. The Watch and Reserve Committee is chaired by the head of the portfolio management group and includes senior management, credit, legal and finance personnel from both the financial guaranty business and Radian Group. Radian Group’s board of directors has formed a Credit Committee of independent directors to assist the board in its oversight responsibilities for our credit risk management policies and procedures, including heightening board-level awareness of the impact of developing risk trends in our portfolio. Our risk management group updates this committee, no less frequently than on a quarterly basis, on all aspects of risk management, including portfolio/sector analysis, risk management policies and Watch and Reserve Committee recommendations and decisions.

The following is additional information regarding financial guaranty’s categories for deteriorating credits:

Special Mention. This category includes insured transactions that are internally rated no more than two rating levels below investment grade upon the observation and analysis of financial or asset performance deterioration by the appropriate risk manager. Although these insured transactions typically are not performing as expected, we have determined that such transactions are not expected to have severe, prolonged stress and we do not believe that claim payments are imminent. The credits in this category could have all or some of the following characteristics:

•	non-investment grade obligations with increasing credit risk, but with the possibility of recovering and returning to investment grade levels;

•	slight probability of payment default due to current adverse economic conditions and operating challenges;

•	limited capacity for absorbing volatility and uncertainty;

•	vulnerability to further downward pressure which could lead to difficulty in covering future debt obligations; and

•	requires additional monitoring by the risk manager to evaluate developing, potentially adverse credit trends.

Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are typically reported on annually or more frequently if there is a change to the credit profile. Other exposures that do not satisfy applicable criteria are reviewed at the discretion of the risk manager, senior management, the Watch and Reserve Committee Chairperson or the Chief Risk Officer for our financial guaranty business.

Due to the additional efforts involved in monitoring Special Mention credits, consultants and/or legal counsel may be engaged to assist in claim prevention or loss mitigation strategies.

Intensified Surveillance. This category includes transactions in financial guaranty’s insured portfolio that are internally rated BIG and indicate a severe and often permanent adverse change in the transaction’s credit profile. Transactions in this category are still performing, meaning they have not yet defaulted on a payment, but our risk management department has determined that there is a substantial likelihood of default. Transactions that are placed in this category may have some or all of the following characteristics:

•	non-investment grade transactions with high credit risk and low possibility of recovery back to performing levels;

•	impaired ability to satisfy future payments;

•

debtors or servicers with distressed operations that we believe have a questionable ability to continue operating in the future without external assistance from government and/or private third parties;

•	requires frequent monitoring and risk management action to prevent and mitigate possible claims; and

•	requires the allocation of claim liability reserves.

Insured transactions are generally elevated into this category from the Special Mention list as a result of continuing declining credit trends. Occasionally, however, transactions may enter this category directly due to an unexpected financial event that leads to rapid and severe deterioration. Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are generally reported on quarterly. Other exposures that do not satisfy applicable criteria are reported on at the discretion of the risk manager, senior management, the Watch and Reserve Committee Chairperson or the Chief Risk Officer for our financial guaranty business.

Consultants and/or legal counsel are regularly engaged in connection with these transactions to assist in claim prevention and loss mitigation strategies due to the remediation efforts necessary to prevent or minimize losses.

Case Reserve. This category consists of insured transactions where a payment default on the insured obligation has occurred. LAE reserves are normally required as remediation efforts often continue for credits classified at this level to mitigate claims. Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are generally reported on quarterly.

In general, in response to deterioration in the credit performance of a transaction, risk management works with the appropriate parties in an attempt to avoid a default or to minimize the claims that we may be obligated to pay on our policy. Loss mitigation can consist of:

•	restructuring the obligation;

•	enforcing available security arrangements;

•	working with the issuer to work through or to find alternatives to mitigate the impact of financial management or potential political problems;

•	when appropriate, exercising applicable rights to replace servicers, trustees, advisers or the other parties important to the performance of the transaction; and

•	when appropriate, purchasing the insured obligation.

Issuers typically are under no obligation to restructure insured transactions to prevent losses, but often will cooperate to avoid being associated with an obligation that experiences losses. When appropriate, we discuss potential settlement options regarding particular obligations with appropriate parties. On occasion, loss mitigation may include an early termination of our obligations, which could result in payments to or from us. To determine the appropriate loss mitigation approach, we generally consider various factors relevant to such insured transaction, which may include:

•	the current and projected performance of the underlying obligation (both on an expected case basis and stressed for more adverse performance and/or market circumstances than we expect);

•	the likelihood that we will pay a claim in light of credit deterioration and reductions in available payment reserves and existing subordination;

•	our total exposure to the obligation;

•	expected future premium payments from the credit;

•	the potential impact on our capital position; and

•	the cost to us of pursuing mitigation remedies.

V. Risk Management

A. Mortgage Insurance (Risk Management)

Our mortgage insurance business has a comprehensive risk management function which includes a Risk Originations group that consists of individual risk managers associated with our lender customers as well as Portfolio Management, Credit Analytics and Risk Analytics functions that operate across the mortgage insurance business. The mortgage insurance risk management function is responsible for overall credit policy creation, compliance monitoring, portfolio management, limit setting and communication of credit related issues to management and our board of directors.

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

2. Portfolio Management (Risk Management—Mortgage Insurance)

Portfolio Management oversees the allocation of economic capital within our mortgage insurance business. This group establishes the portfolio limits for product type, loan attributes, geographic concentration and counterparties, and also is responsible for the evaluation of potential insurance terminations and distribution of risk using risk transfer mechanisms such as captive reinsurance or the Smart Home arrangements discussed below under “Reinsurance—Ceded.”

Portfolio Management—Surveillance. The Surveillance function is responsible for monitoring the performance of various risks in our mortgage portfolio. The analysis performed by Surveillance is used by the Credit Analytics and Risk Analytics functions where it is incorporated into the development of credit policy and the development of our proprietary default and prepayment models.

Portfolio Management—Valuation. The Valuation function is responsible for analyzing the current composition of our mortgage insurance portfolio and monitoring its compliance with our risk parameters as established by our board of directors. This analysis involves analyzing risks to the portfolio from the market (e.g., the effects of changes in home prices and interest rates) and analyzing risks from particular lenders, products, and geographic locales. The Valuation function is also responsible for providing the data analysis supporting our mortgage insurance portfolio’s loss reserves and the projected portfolio net profit or loss.

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

4. Risk Analytics (Risk Management—Mortgage Insurance)

Risk Analytics is responsible for all modeling functions in our mortgage insurance business. Risk Analytics estimates, implements and controls our proprietary models used in pricing our flow rate cards and structured transactions. Our proprietary models jointly estimate default and prepayment risk on all of our major product lines. Risk Analytics also reviews and approves all third party models used to approve loans for delegated mortgage insurance and is also responsible for our economic capital model and RAROC pricing tools, and oversees economic research.

5. Reinsurance—Ceded (Risk Management—Mortgage Insurance)

We have used reinsurance in our mortgage insurance business as a capital and risk management tool.

Smart Home. In 2004, we developed a program, referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of special purpose entities (“SPE”) structures, effectively transfer risk from our portfolio to investors in the capital markets.

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

Between August 2004 and May 2006, we completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2009 are as follows:

	Initial	As of December 31, 2009
Pool of mortgages (par value)	$14.7 billion	$4.5 billion
Risk in force (par value)	$3.9 billion	$1.1 billion

Notes sold to investors/risk ceded (principal amount)	$718.6 million	$535.1 million

At December 31, 2009, approximately 3.4% of our primary risk in force was included in Smart Home reinsurance transactions, compared to approximately 3.7% at December 31, 2008. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions. Ceded premiums written and earned related to Smart Home for 2009 were each $10.9 million, compared to $13.0 million each for 2008, and $11.0 million and $11.4 million, respectively, for 2007. Ceded losses recoverable related to Smart Home were $131.2 million at December 31, 2009, $91.1 million at December 31, 2008 and $9.8 million at December 31, 2007. Ceded recoveries related to Smart Home were $11.3 million for the year ended December 31, 2009. Ceded losses related to Smart Home are expected to increase in 2010. Most actual cash recoveries are not expected until 2010 and later.

Captive Reinsurance. We and other companies in the mortgage insurance industry have participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we cede a portion of the mortgage insurance premiums paid to us to the reinsurance company.

In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. Until recently, losses under most captive reinsurance arrangements have not approached a level requiring payment to us. However, during the recent housing and related credit market downturn in which losses have increased significantly, many captive reinsurance arrangements have attached, requiring our captive reinsurers to make payments to us. We began recording ceded losses recoverable from such captives in the fourth quarter of 2007, which accelerated throughout 2008 and 2009, although most cash recoveries are not expected until sometime in 2010 or thereafter. In all cases, the captive reinsurer establishes a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore, have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements. Ceded losses recoverable related to captives at December 31, 2009 and 2008 were $497.3 million and $400.7 million, respectively. We have received total cash reinsurance recoveries from Smart Home and captive reinsurance arrangements of approximately $180.5 million, which includes approximately $133.1 million received upon termination of certain captive reinsurance transactions in 2009. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balance.

We are approaching the maximum amount that we may book as recoverables under our Smart Home and captive arrangements; therefore, we expect a limited amount of incremental recoverables booked from these arrangements in future years. We have also offered, on a limited basis, “quota share” captive reinsurance arrangements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected.

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

During 2009, we stopped ceding new business in any new reinsurance arrangements. All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. We expect that some of the captives that are now in run-off will be terminated. In 2009, we terminated 12 captive reinsurance arrangements on a “cut-off” basis, meaning that the captive arrangement was dissolved and all outstanding liabilities were settled.

Premiums ceded to captive reinsurance companies in 2009 on first-lien mortgage insurance were $129.8 million, representing 15.4% of total first-lien mortgage insurance premiums earned, as compared to $138.3 million, or 15.0% in 2008. Primary new insurance written in 2009 on first-lien mortgage insurance that had captive reinsurance associated with it was $1.7 billion or 9.8% of our total first-lien primary new insurance written, as compared to $11.8 billion, or 36.4% of our total first-lien primary new insurance written in 2008. Premiums ceded to captive reinsurance companies are expected to decline over time.

GSE Arrangements. We also have entered into risk/revenue-sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast into primary and pool insurance and our overall exposure is reduced in return for a payment made to the GSEs. Ceded premiums written and earned for the year ended December 31, 2009 were $4.9 million and $4.8 million, respectively, under these programs and are expected to decline over time.

Other Reinsurance. Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured. Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with these insurance regulations. See “Regulation—State Regulation—Reinsurance” below. In February 2010, Radian Guaranty, in order to further support its capital position and risk-to-capital ratio, entered into an excess-of-loss reinsurance agreement with Radian Insurance. Under this agreement, Radian Guaranty transferred approximately $1 billion of risk in force to Radian Insurance, consisting of policies on loans that are relatively high credit quality. This pool of loans consists of a higher concentration of fixed-rate, prime, high FICO loans than our overall portfolio. We also continue to explore options of reinsuring our existing or future books of mortgage insurance business with third parties.

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

Transaction underwriting included an analysis of all credit and legal aspects as well as any specific risks that may be inherent in the transaction. Further, we utilized our proprietary internal economic capital model for risk analysis, valuation and as the basis for calculating RAROC on our financial guaranty business. All directly insured transactions and reinsurance business assumed on a facultative basis were subject to a credit committee decision process embedded in the financial guaranty business.

Our risk management department uses internal ratings in monitoring our insured transactions. We determine our internal ratings for a transaction by utilizing relevant information available to us, including: periodic reports supplied by the issuer, trustee or servicer for the transaction; publicly available information regarding the issuer, the transaction, the underlying collateral or asset class of the transaction and/or collateral; communications with the issuer, trustee, collateral manager and servicer for the transaction; and when available, public or private ratings assigned to our insured transactions or to other obligations that have substantially similar risk characteristics to our transactions without the benefit of financial guaranty or similar credit insurance. When we deem it appropriate, we also utilize nationally recognized rating agency models and methodologies to assist in such analysis. We use this information to develop an independent judgment regarding the risk and loss characteristics for our insured transactions. If public or private ratings have been used, our risk management analysts express a view regarding the rating agency opinion and analysis. When our analyses of the transaction results in a materially different view of the risk and loss characteristics of an insured transaction, we will assign a different internal rating than that assigned by the rating agency. Our internal ratings estimates are subject to revision at any time and may differ from the credit ratings ultimately assigned by the rating agencies.

See “Loss Management—Financial Guaranty” above for information regarding our risk management department.

VI. Customers

A. Mortgage Insurance (Customers)

The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions and credit unions. This is the case even though individual mortgage borrowers generally incur the cost of primary mortgage insurance coverage. We also offer lender-paid mortgage insurance, in which the mortgage lender or loan servicer pays our mortgage insurance premiums. The cost of our mortgage insurance is then generally passed through to the borrower in the form of higher interest rates. In 2009, approximately 12% of our mortgage insurance was originated on a lender-paid basis, compared to approximately 43% in 2008. This lender-paid business is highly concentrated among a few large mortgage-lending customers.

To obtain primary mortgage insurance from us, a mortgage lender must first apply for and receive a master policy. Our approval of a lender as a master policyholder is based, among other factors, on our evaluation of the lender’s financial position and demonstrated adherence to sound loan origination practices.

The number of individual primary mortgage insurance policies in force at December 31, 2009, was 844,669, compared to 923,078 at December 31, 2008 and 895,037 at December 31, 2007. We wrote new business originated by 1,098 customers in 2009, compared to 1,665 and 1,290 in 2008 and 2007, respectively.

Our mortgage insurance business depends to a significant degree on a small number of large lending customers. Our top 10 mortgage insurance customers measured by primary new insurance written, were responsible for 62.3% of our primary new insurance written in 2009, compared to 62.6% and 66.6% in 2008 and 2007, respectively. The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 16.1% of new insurance written during 2009, compared to 26.4% and 25.0% in 2008 and 2007, respectively. In 2009, we received premium revenue from Bank of America and Wells Fargo, each of which exceeded 10% of our consolidated revenues. In an effort to further diversify our customer base, beginning in 2009, we have increased the amount of business we are conducting with credit unions and in 2010, we are also focusing on increasing the amount of business done with specific community banks that meet our guidelines.

Challenging market conditions during the past three years have adversely affected, and may continue to adversely affect, the financial condition of a number of our largest lending customers. These customers may become subject to serious liquidity constraints that could jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or, as has occurred recently, consolidation with others in the industry. See “Risk Factors—Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose any significant customer.”

B. Financial Guaranty (Customers)

We have historically conducted our structured finance business with many of the major global financial institutions that structure, underwrite or trade securities issued in structured finance transactions. These institutions typically are large commercial or investment banks that focus on high-quality deals in the public finance and structured finance markets. While our public finance customers have historically included many of the same financial institutions as our structured finance business, our public finance customers have also included regional financial institutions and issuers that may focus on lower investment-grade obligors or obligations.

As a reinsurer of financial guaranty obligations, we have traditionally maintained close and long-standing relationships with most of the primary financial guaranty insurers. We believe that these relationships have provided us with a comprehensive understanding of the market and of the financial guaranty insurers’ underwriting guidelines and reinsurance needs. Our financial guaranty reinsurance customers have consisted mainly of the largest primary insurance companies licensed to write financial guaranty insurance and their foreign-based affiliates.

Since we have discontinued, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge, or otherwise mitigate losses or reduce exposure in our existing portfolio, we are currently not seeking new financial guaranty customers and we have terminated reinsurance relationships with some of the primary financial guaranty insurers with whom we have historically conducted business.

VII. Sales and Marketing

A. Mortgage Insurance (Sales and Marketing)

We employ seven national account managers, who focus on the largest mortgage lenders, as well as a mortgage insurance field sales force of approximately 70 persons, organized into five divisions, that provides local sales representation throughout the U.S. Each of the five divisions is supervised by a divisional sales manager who is directly responsible for several regional sales managers. The divisional sales managers are responsible for managing the profitability of business in their regions, including premiums, losses and expenses. The regional sales managers are responsible for managing a sales force in different areas within the region. In addition, there are several account managers that manage specific accounts within a region that are not national accounts, but that need more targeted oversight and attention.

Mortgage insurance sales personnel are compensated by salary, commissions on new insurance written and an incentive component based on the achievement of various goals.

VIII. Competition

A. Mortgage Insurance (Competition)

We compete directly with six other private mortgage insurers—Genworth Financial Inc., Mortgage Guaranty Insurance Corporation (“MGIC”), PMI Mortgage Insurance Co., Republic Mortgage Insurance Company, CMG Mortgage Insurance Company and United Guaranty Corporation—some of which are subsidiaries of larger companies with stronger financial strength ratings. We also compete against various federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”), the Veteran’s Administration (“VA”) and state-sponsored mortgage insurance funds. While the mortgage insurance industry has not had new entrants in many years, it is possible that the increased credit quality of new loans being insured in the current market combined with the deterioration of the financial strength ratings of existing mortgage insurance companies, in part due to their legacy books of insured mortgages, could encourage new entrants. We are aware of at least one new private mortgage insurance entrant that expects to begin writing new business in 2010 and there may be additional entrants.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, may have greater financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and results of operations. The FHA, which historically was not viewed by us as a significant competitor, substantially increased its market share in 2008 and 2009 from 53.6% to 81.0%, respectively, by insuring loans that would meet our current underwriting guidelines, generally at a lower cost to the borrower than the cost of a loan that carries our insurance. Recent federal legislation and programs have provided the FHA with greater flexibility in establishing new products and have increased the FHA’s competitive position against private mortgage insurers. See “Risk Factors—Our mortgage insurance business faces intense competition.”

We compete for flow business with other private mortgage insurance companies on the basis of both service and price. The service-based component includes risk management services, timeliness of claims payments, loss mitigation efforts and management and field service organization and expertise. In the past, we have competed for structured transactions with other mortgage insurers and have competed with capital market executions such as senior/subordinated security structures for this business. Competition for this business generally was based both on price and on the percentage of a given pool of loans that we were willing to insure.

In the past, we also have faced competition from a number of alternatives to traditional private mortgage insurance, including:

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans;

•	investors using other forms of credit enhancement such as CDS or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries that forego third-party insurance coverage and retain the full risk of loss on their high-LTV loans.

Recently, competition from these alternatives has significantly diminished as a result of the recent housing market decline and credit market turmoil. In particular, the recent poor performance of subprime loans, which made up a significant portion of capital market securitizations, has significantly reduced the secondary market for mortgage collateral other than with the GSEs.

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

Our holding company, Radian Group, currently is rated CCC (Stable) by S&P and Caa1 (Negative outlook) by Moody’s.

The following table illustrates the current financial strength ratings assigned to our principal insurance subsidiaries as of February 2010:

	MOODY’S (1)		S&P (2)
Radian Guaranty	Ba3		B+
Radian Insurance	B1		B+	(3)
Amerin Guaranty	Ba3		B+
Radian Asset Assurance	Ba1		BB-
RAAL	Ba1	(3)	(4)

(1)	Moody’s ratings outlook for all our insurance subsidiaries is currently Negative.
(2)	S&P’s ratings outlook for all our subsidiaries is currently Negative.
(3)	We have requested that these ratings be withdrawn.
(4)	Ratings have been withdrawn.

Recent Ratings Actions—S&P

On November 24, 2009, S&P lowered the ratings on our financial guaranty insurance subsidiaries to BB from BBB- and left the ratings on CreditWatch with negative implications. The actions were a result of adverse loss development in our financial guaranty insured portfolio, including in particular TruPs CDOs and their view of the risks related to CDOs of CMBS and corporate CDOs. In addition, S&P views Radian Asset Assurance’s rating as highly correlated to the rating of Radian Guaranty, because of the risk of Radian Guaranty requiring Radian Asset Assurance to provide it with additional capital. As a result, S&P currently restricts Radian Asset Assurance’s rating to no higher than one notch above Radian Guaranty’s rating.

On December 22, 2009, S&P lowered the ratings on several private mortgage insurance companies, including our mortgage insurance subsidiaries, after placing such ratings on CreditWatch with negative implications on October 27, 2009. S&P downgraded our mortgage insurance subsidiaries ratings from BB- to B+ and removed these ratings from CreditWatch. The actions were the result of S&P’s view that macroeconomic conditions appear to have had a more significant adverse impact on mortgage insurers than they had expected when they last conducted an extensive review of the sector in April 2009. S&P indicated that losses for mortgage insurers have exceeded their prior loss expectations. S&P also assigned a negative outlook for these mortgage insurers, including our mortgage insurance subsidiaries, largely reflecting S&P’s belief in the potential for increased losses because of the macroeconomic environment. S&P also lowered the ratings on our financial guaranty insurance subsidiaries from BB to BB- to reflect the ratings change of Radian Guaranty. The ratings of RAAL were withdrawn subsequent to these ratings actions at our request.

Recent Ratings Actions—Moody’s

On February 4, 2010, Moody’s affirmed the insurance financial strength ratings, with Negative outlook, of our mortgage insurance subsidiaries because Moody’s believes that our mortgage insurance capital position has not materially changed over the past year, with the deterioration in the delinquency rate offset by run-off and terminations of second-lien and pool portfolios as well as our purchase of NIMS bonds at a discount to par. According to Moody’s, the Negative outlook reflects the risk of losses being in excess of current estimates, including possible stress at Radian Asset Assurance, the uncertain industry dynamics and the challenging economic environment. Although Moody’s has indicated that Radian Guaranty is relatively well positioned to take advantage of the current market conditions given its stronger relative capital profile, it noted the uncertainty surrounding the private mortgage industry as the U.S. government evaluates possible substantial changes to Fannie Mae and Freddie Mac. Moody’s also downgraded the senior debt rating of Radian Group to Caa1 from Ba3.

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

Under our investment policy, which is applied on a consolidated risk and asset allocation basis, we are permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided our equity component does not exceed 20% of our total investment portfolio and at least 95% of the cost basis of the portfolio is investment grade. We manage our investment portfolio to minimize volatility through active portfolio management and intensive monitoring of investments to seek an optimal mix of the types of securities held and to stagger the maturities of fixed-income securities. Our investment policy focuses on the generation of optimal after-tax returns, stable tax-efficient current returns, and the preservation and growth of capital. We have recently increased our short-term investments to correspond with our expected short-term cash requirements.

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

Oversight responsibility of our investment portfolio rests with management—allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations, and are approved by the Investment and Finance Committee of our board of directors (the “Investment Committee”). Selection of our external portfolio managers, monitoring, reporting and accounting (including valuation) of all assets are performed by management. We manage over 40% of the portfolio—the portion of the portfolio largely consisting of municipal bonds and short-term investments—internally, with the remainder managed by ten external managers. External managers are selected by management based primarily upon the allocations approved by the Investment Committee as well as factors such as historical returns and stability of their management teams. Management’s selections are presented to and approved by the Investment Committee.

Our investment allocation, asset class percentage targets and actual investment concentration among these asset class targets at December 31, 2009, was as follows:

Allocation Strategy	Target	Actual
Fixed Income:
Short-Term	2.5%	14.9%
Global Bond	2.5	1.6
Core Bond	10.0	48.4
Municipal Securities	70.0	22.5

Total Fixed Income	85.0%	87.4%

Hybrids (Convertible Securities)	10.0%	8.3%

Equity/Other:
Large Cap	2.5%	1.9%
Small Cap	2.4	1.1
Other	0.1	1.3

Total Equity/Other	5.0%	4.3%

Total All Allocation Strategies	100.0%	100.0%

The relatively large position of short-term securities at year-end 2009 compared to our allocation target reflects the anticipated funding of mortgage insurance and financial guaranty claim payments, in addition to short-term securities held at Radian Group and our intermediate holding company. In response to operating losses, investments in tax-advantaged securities have been reduced and proceeds redeployed into taxable securities. However, the Company has not altered its long-term target investment allocation due to the expectation that upon a return to operating profitability, the actual investment allocation will move substantially towards the target investment allocation.

At December 31, 2009, our investment portfolio had a cost basis of $6.3 billion, and a carrying and market value of $6.1 billion, including $1.4 billion of short-term investments. Our investment portfolio did not include any real estate or mortgage loans at December 31, 2009. The portfolio included 68 privately placed, investment-grade securities with an aggregate carrying value of $160.1 million at December 31, 2009. At December 31, 2009, 92.6% of our investment portfolio was rated investment grade.

A. Investment Portfolio Diversification (Investment Policy and Portfolio)

The diversification of our investment portfolio at December 31, 2009, was as follows:

	Fair Value	Percent
	($ in millions)
U.S. government and agency securities (1)	$581.6	9.5%
State and municipal obligations	1,569.5	25.6
Money market instruments	1,300.6	21.2
Corporate bonds and notes	976.9	15.9
RMBS	785.7	12.8
CMBS	46.2	0.7
Other ABS (2)	106.8	1.7
Foreign government securities	86.1	1.4
Hybrid securities	279.4	4.6
Equity securities (3)	255.0	4.2
Other investments	103.7	1.7
Other investments not carried at fair value	45.7	0.7

Total	$6,137.2	100.0%

(1)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.
(2)	Primarily comprised of securities issued by the government or government agencies and AAA-rated corporate obligations.
(3)	Comprised of broadly diversified domestic equity mutual funds ($146.8 million fair value) and various preferred and common stocks invested across numerous companies and industries ($108.2 million fair value).

B. Investment Portfolio Scheduled Maturity (Investment Policy and Portfolio)

The weighted average duration of the assets in our investment portfolio as of December 31, 2009, was 5.4 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2009:

	Fair Value	Percent
	($ in thousands)
Short-term investments	$1,401,157	22.8%
Due in one year or less (1)	140,858	2.3
Due after one year through five years (1)	1,170,635	19.1
Due after five years through ten years (1)	497,188	8.1
Due after ten years (1)	2,664,583	43.4
Other investments (2)	262,774	4.3

Total	$6,137,195	100.0%

(1)	Actual maturities may differ as a result of calls before scheduled maturity.
(2)	No stated maturity date.

C. Investment Portfolio by Rating (Investment Policy and Portfolio)

The following table shows the ratings of our investment portfolio as of December 31, 2009:

	Fair Value	Percent
	($ in thousands)
Rating (1)
AAA (2)	$3,462,532	56.4%
AA	558,363	9.1
A	1,103,782	18.0
BBB	561,050	9.1
BB and below (3)	156,504	2.6
Not rated	69,789	1.1
Equity securities	225,175	3.7

Total	$6,137,195	100.0%

(1)	As assigned by an NRSRO as of December 31, 2009.
(2)	Includes $581.6 million of AAA-rated U.S. Government and Agency securities, $510.0 million in Government National Mortgage Association (“Ginnie Mae”) securities, $158.9 million in Freddie Mac securities, and $88.7 million in Fannie Mae securities that have not been rated by an NRSRO as of December 31, 2009.
(3)	Securities in this category have been rated non-investment grade by an NRSRO as of December 31, 2009.

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

Each insurance subsidiary is required by its state of domicile and each other jurisdiction in which it is licensed to transact business to make various filings with those jurisdictions and with the NAIC, including quarterly and annual financial statements prepared in accordance with statutory accounting principles. In addition, our insurance subsidiaries are subject to examination by the insurance departments of each of the states in which they are licensed to transact business.

Given the recent significant losses incurred by many mortgage and financial guaranty insurers, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. We are currently in close communication with certain insurance regulatory authorities, including the Pennsylvania Insurance Department with respect to Radian Guaranty and Radian Insurance and the New York Insurance Department (“NYID”) with respect to Radian Asset Assurance. Additionally, the Hong Kong Insurance Authority (“HKIA”) has directed Radian Insurance to continue to maintain sufficient assets in Hong Kong to cover its potential liabilities on insured loans in Hong Kong. In light of current market conditions and ongoing losses in our insurance subsidiaries, insurance departments in the jurisdictions noted above or in other jurisdictions could impose restrictions or requirements that could have a material adverse impact on our businesses.

Radian Guaranty. Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage guaranty insurance as a licensed credit insurer pursuant to the provisions of the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated) in each of the other 49 states, the District of Columbia and Guam. Radian Guaranty must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances. Radian Guaranty is a monoline insurer restricted to writing only residential mortgage guaranty insurance.

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

Amerin Guaranty. Amerin Guaranty is domiciled and licensed in Illinois as a mortgage guaranty insurer and is subject to the provisions of the Illinois insurance law and related rules and regulations governing property and casualty insurers. In addition to Illinois, Amerin Guaranty is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty is regulated), in each of the other states and the District of Columbia except Rhode Island (Amerin Guaranty operates under an industrial insured exemption in Rhode Island), though it is currently prohibited from writing new business in six states without the addition of new capital. Amerin Guaranty must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances. Subject to regulatory approval, we are in the process of redomesticating Amerin Guaranty to Pennsylvania. When redomesticated, Amerin Guaranty will be subject to the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers.

Radian Asset Assurance. Radian Asset Assurance is domiciled and licensed in New York as a financial guaranty insurer and is subject to the provisions of the New York insurance law and related rules and regulations governing property and casualty insurers to the extent these provisions are not inconsistent with the New York financial guaranty insurance statute. Radian Asset Assurance is also licensed under the New York insurance law to write some types of surety insurance and credit insurance. In addition to New York, Radian Asset Assurance is authorized to write financial guaranty or surety insurance (or in one state where there is no specific authorization for financial guaranty insurance, credit insurance) in each of the other 49 states, the District of Columbia, Guam, the U.S. Virgin Islands and the Commonwealth of Puerto Rico. Radian Asset Assurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances with approval of the Superintendent of the NYID. Radian Asset Assurance is restricted to writing financial guaranty insurance.

1. Insurance Holding Company Regulation (Regulation—State Regulation)

Radian Group is an insurance holding company and our insurance subsidiaries belong to an insurance holding company system. All states have enacted legislation regulating insurance companies in an insurance holding company system. These laws generally require the insurance holding company to register with the insurance regulatory authority of each state in which its insurance subsidiaries are domiciled, and to furnish to this regulator, financial and other information concerning the holding company and its affiliated companies within the holding company system that may materially affect the operations, management or financial condition of insurers within the system.

Because Radian Group is an insurance holding company, and because Radian Guaranty and Radian Insurance are Pennsylvania domiciled insurance companies, Amerin Guaranty is an Illinois domiciled insurance company, Commonwealth Mortgage Assurance Company (“CMAC”) of Texas and Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”) (each an operating subsidiary used primarily for intercompany reinsurance) are Texas and Arizona domiciled insurance companies, respectively, and Radian Asset Assurance is a New York domiciled insurance company, the Pennsylvania, Texas, Arizona, Illinois and New York insurance laws regulate, among other things, certain transactions in our common stock and certain transactions between us, our insurance subsidiaries and other parties affiliated with us. Specifically, no person may, directly or indirectly, offer to acquire control of Radian Group, unless that person files a statement and other documents with the commissioners of insurance of the states in which our insurance subsidiaries are domiciled and each commissioner’s prior approval is obtained. Similarly, no person may directly or indirectly, offer to acquire control of any of our insurance subsidiaries without first obtaining the approval of the commissioner of insurance of the state where the target insurance company is domiciled.

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

2. Dividends (Regulation—State Regulation)

Radian Guaranty and Radian Insurance. Radian Guaranty’s and Radian Insurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of Pennsylvania. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty and Radian Insurance each had negative unassigned surplus at December 31, 2009, of $374.7 million and $400.7 million, respectively. In addition, in the event an insurer had positive unassigned surplus as of the end of the prior fiscal year, without the prior approval of the Pennsylvania Insurance Commissioner, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. Due to the negative unassigned surplus at the end of 2009, no dividends or other distributions can be paid from Radian Guaranty or Radian Insurance in 2010 without approval from the Pennsylvania Insurance Commissioner. Neither Radian Guaranty nor Radian Insurance paid any dividends in 2009.

Amerin Guaranty. Amerin Guaranty’s ability to pay dividends is restricted by certain provisions of the insurance laws of Illinois. Under Illinois insurance laws, dividends and other distributions may only be paid out of an insurer’s positive earned surplus as of the end of the prior fiscal year. In addition, in the event it has a positive surplus at the end of a fiscal year, without the prior approval by the Illinois Insurance Commissioner, Amerin Guaranty may only pay dividends during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, Amerin Guaranty was not permitted (absent prior regulatory approval) to pay dividends in 2009 and will not be permitted to pay dividends in 2010 without prior regulatory approval.

Radian Asset Assurance. Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of New York. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from earned surplus. Without the prior approval from the New York Superintendent of Insurance, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown on its last statement on file with the New York Superintendent of Insurance, or 100% of adjusted net investment income. In June 2009, Radian Asset Assurance paid a dividend of $99.7 million to Radian Guaranty. We expect Radian Asset Assurance will have the ability to issue another dividend of approximately $70 million to Radian Guaranty on or about June 30, 2010, without the prior approval from the New York Superintendent of Insurance. The amount, if any, and timing of any such dividend, may be affected by the performance of our insured portfolio, including the payment of claims or commutation payments or the elimination of our insured risk through commutations, CDS terminations, reinsurance recaptures or otherwise.

3. Risk-to-Capital (Regulation—State Regulation)

A number of states in which we write mortgage insurance limit a private mortgage insurer’s risk in force to 25 times the total of the insurer’s policyholders’ surplus, plus the statutory contingency reserve. This is commonly known as the “risk-to-capital” requirement. Radian Guaranty’s risk-to-capital ratio was 15.4 to 1 at December 31, 2009. Our capital for this calculation includes the statutory surplus of our financial guaranty business. Radian Group contributed the outstanding capital stock of Radian Asset Assurance to Radian Guaranty in the third quarter of 2008. The contribution added approximately $934.6 million in statutory capital to our mortgage insurance business at that time and approximately $1.1 billion in statutory capital as of December 31, 2009.

Additional losses in our mortgage insurance or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact Radian Guaranty’s risk-to-capital ratio, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty by the GSEs or state insurance regulators. See “Risk Factors—Losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty.” In addition, Radian Mortgage Insurance, which primarily reinsures first-lien mortgage pool and modified pool insurance originated by Radian Guaranty, was not in compliance with the minimum policyholder position required by Arizona statutes as of December 31, 2009. Radian Mortgage Insurance did not assume any new business from Radian Guaranty in 2009 and has recently requested a waiver from the Arizona Department of Insurance, the state of its domicile. If such waiver is not granted, we may be required to provide Radian Mortgage Insurance with new capital, currently estimated at $5.3 million, such that it is in compliance with the minimum policyholder position or the Arizona Department of Insurance may suspend its license to write new business.

4. Reserves (Regulation—State Regulation)

For statutory reporting, mortgage insurance companies are required annually to provide for additions to their contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be released into surplus for a period of 10 years, except when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserve as a statutory liability. At December 31, 2009, Radian Guaranty had statutory policyholders’ surplus of $767.6 million and a contingency reserve of $770.5 million, Amerin Guaranty had statutory policyholders’ surplus of $9.6 million and Radian Insurance had statutory policyholders’ surplus of $135.1 million.

Our financial guaranty business also is required to establish contingency reserves. The contingency reserve on direct financial guaranty business written is established net of reinsurance, in an amount equal to the greater of 50% of premiums written or a stated percentage (based on the type of obligation insured or reinsured) of the net amount of principal guaranteed, ratably over 15 to 20 years depending on the category of obligation insured. The contingency reserve may be released with regulatory approval to the extent that losses in any calendar year exceed a pre-determined percentage of earned premiums for such year, with the percentage threshold dependent upon the category of obligation insured. Such reserves may also be released, subject to regulatory approval in certain instances, upon demonstration that the reserve amount is excessive in relation to the outstanding obligation. In September 2009, we requested and received approval from the NYID to transfer approximately $143.0 million of contingency reserves to statutory surplus. At December 31, 2009, Radian Asset Assurance had statutory policyholders’ surplus of $1,059.1 million and a contingency reserve of $366.1 million.

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

The State of California Department of Insurance and the NAIC Mortgage Guaranty Insurance Model Act limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the principal balance of the insured loan. Coverage in excess of 25% (i.e., deep coverage) must be reinsured. Radian Guaranty currently reinsures coverage in excess of 25% with CMAC of Texas and Radian Mortgage Reinsurance to remain in compliance with these insurance regulations.

6. Accreditation (Regulation—State Regulation)

The NAIC instituted the Financial Regulatory Accreditation Standards Program (“FRASP”) in response to federal initiatives to regulate the insurance business. FRASP provides standards intended to establish effective state regulation of the financial condition of insurance companies. FRASP requires states to adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these items in order to become accredited. In accordance with the NAIC’s Model Law on Examinations, accredited states are not permitted to accept certain financial examination reports of insurers prepared solely by the insurance regulatory agencies of non-accredited states. The NYID received its accreditation in September 2009, and prior to such date, no state where Radian Asset Assurance is licensed refused to accept the NYID’s Examination Report for Radian Asset Assurance.

B. Federal Regulation (Regulation)

1. Mortgage Insurance Tax Deductibility (Regulation—Federal Regulation)

On December 20, 2006, federal legislation was enacted making mortgage insurance premiums tax deductible with regard to loans closing on or after January 1, 2007. Originally scheduled to expire at the end of 2007, the legislation was extended for three more years in December 2007 as part of the Mortgage Forgiveness Debt Relief Act of 2007. The legislation allows borrowers with adjusted gross incomes of $100,000 or less ($50,000 in the case of a married individual filing a separate return) to deduct the full amount of their mortgage insurance premiums paid in calendar years 2007 through 2010. Borrowers making between $100,000 and $110,000 are eligible to write off a portion of the premiums paid in those years. As extended, the legislation applies to loans closing on or after January 1, 2007 through December 31, 2010, and to both purchase and refinance transactions.

2. Real Estate Settlement Practices Act of 1974 (“RESPA”) (Regulation—Federal Regulation)

The origination or refinance of a federally regulated mortgage loan is a settlement service, and therefore, subject to RESPA. In December 1992, regulations were issued stating that mortgage insurance also is a settlement service. As a result, mortgage insurers are subject to the anti-referral provisions of Section 8(a) of RESPA, which provide, in essence, that mortgage insurers are prohibited from paying anything of value to a mortgage lender in consideration of the lender’s referral of business to the mortgage insurer. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The U.S. Department of Housing and Urban Development (“HUD”), as well as the insurance commissioner or an attorney general of any state, may conduct investigations, levy fines and other sanctions, or enjoin future violations of RESPA.

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

The insurance law provisions of many states, including New York, also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this provision. In February 1999, the NYID issued Circular Letter No. 2 that discusses its position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The letter confirms that captive reinsurance transactions are permissible if they “constitute a legitimate transfer of risk” and “are fair and equitable to the parties.” The letter also states that “supernotes/performance notes,” “dollar pool” insurance, and “un-captive captives” violate New York insurance law.

We and other mortgage insurers have been subject to multiple inquiries from the Minnesota Department of Commerce relating to our captive reinsurance and contract underwriting arrangements, and we have also received a subpoena from the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We have responded to these requests and continue to provide information and documents as requested. Insurance departments or other officials in other states may also conduct such investigations or reviews.

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

3. Home Mortgage Disclosure Act of 1975 (“HMDA”) (Regulation—Federal Regulation)

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under HMDA. The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage this discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications.

Several mortgage insurers, through the trade association Mortgage Insurance Companies of America (“MICA”), entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to

report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. Reports of HMDA-type data for the mortgage insurance industry have been submitted by several mortgage insurers through MICA to the FFIEC since 1993. We are not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC. We had been independently reporting HMDA data to the FFIEC since January 2004, but are now again submitting HMDA data through MICA as a result of our rejoining this trade group in 2008.

4. Mortgage Insurance Cancellation (Regulation—Federal Regulation)

The Homeowners Protection Act of 1998 (the “HPA”) imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The HPA also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the HPA provides that private mortgage insurance on most loans originated on or after July 29, 1999, may be canceled at the request of the borrower once the LTV reaches 80%, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% (or, if the loan is not current on that date, on the date that the loan becomes current).

The HPA establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk.” The HPA does not define “high risk” loans but leaves that determination to the GSEs for loans up to the conforming loan limit and lenders for any other loan. For “high risk” loans above the GSE conforming loan limit, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77%. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the borrower is current on the payments required by the terms of the mortgage.

5. Freddie Mac and Fannie Mae (Regulation—Federal Regulation)

As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose requirements on private mortgage insurers who wish to insure loans sold to the GSEs. The current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time, and the GSEs recently have proposed modifying their eligibility requirements. We do not know whether or when such modifications may be implemented, nor the form that any such modifications may take.

Some of the GSEs’ more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements. They also have the ability, among other things to:

•	implement new eligibility requirements for mortgage insurers and alter or liberalize underwriting standards on low-down-payment mortgages they purchase;

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default; and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.

In order to maintain the highest level of eligibility with the GSEs, mortgage insurers historically had to maintain an insurance financial strength rating of AA- or Aa3 from at least two of the three rating agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, the GSEs could restrict the mortgage insurer from conducting certain types of business with them, or take actions that may include not purchasing loans insured by the mortgage insurer. In light of the housing market downturn that has adversely affected the ratings of all mortgage insurers, both of the GSEs have indicated that loss of eligibility due to such a mortgage insurer downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs.

The GSEs have programs that allow for lower levels of required mortgage insurance coverage for certain low-down-payment, 30-year fixed-rate loans approved through their automated underwriting systems. Under these programs, the GSEs replace a portion of their standard mortgage insurance coverage with a reduced layer of coverage.

The GSEs request that we participate in “affordable housing” programs that they maintain to provide for loans to low- and moderate-income borrowers. These programs usually include LTV mortgages with ratios between 90.01% to 95%, 95.01% to 97%, and 97.01% to 100%, and may require the liberalization of certain underwriting guidelines to achieve the programs’ objectives. Our default experience on loans that we insure through these programs has been worse than on non-“affordable housing” loans, but the risk in force attributable to our participation in these programs is immaterial.

In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act of 2008 (“HERA”), encompass substantially all of the GSEs’ operations. This new law abolished the former regulator for the GSEs, the Office of Federal Housing Enterprise Oversight, and created a new, stronger regulator, the FHFA, in addition to other oversight reforms.

In September 2008, the FHFA was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The appointment of a conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business. The appointment of a conservator also increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the domestic housing market and potentially make certain structural and other changes to the GSEs. It is uncertain when such changes could be proposed, which could be as early as spring 2010, and what the proposals would entail, which could include the abolishment of the GSEs and the replacement of the GSEs with a yet to be determined new system. Although we believe that private mortgage insurance will continue to play an important role in any future structure involving the GSEs, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or perhaps even eliminate the requirement altogether.

In connection with the Homeownership Affordability and Stability Plan, the U.S. Treasury Department announced a new program that is intended to provide homeowners who took out conforming loans owned or guaranteed by the GSEs with the opportunity to refinance these loans through these institutions over time. Under this program, the FHFA will allow the GSEs to purchase qualifying loans without mortgage insurance that refinance such portfolio loans if the original loan does not have mortgage insurance, even if the loan-to-value ratio of the refinanced loan would otherwise require such insurance under GSE guidelines. The U.S. Treasury Department also has developed uniform guidance for loan modifications to be used by all federal agencies and participating servicers in the private sector. The GSEs are now required to use these guidelines for loans that they own and loans backing securities that they guaranty. See “Indirect Regulation” below.

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

In October 2006, the federal banking regulators (Office of the Comptroller of the Currency, Treasury (“OCC”); Board of Governors of the Federal Reserve System (“Board of Governors”); Federal Deposit Insurance Corporation (“FDIC”); Office of Thrift Supervision, Treasury (“OTS”); and National Credit Union Administration (“NCUA”)) issued joint interagency guidance on non-traditional mortgage loans. The guidance was developed to address what the regulators identified as the risks associated with the growing use of mortgage products that allow borrowers to defer payment of principal and, sometimes, interest. While the guidance does not have a legally binding effect on lenders, the provisions are used by federal bank examiners to determine whether regulated institutions are in compliance with recommended underwriting and risk management practices. As a result, lenders often are influenced to adjust their business practices in order to conform to currently prevailing guidance. The guidance includes a focus on tightening underwriting and credit standards for non-traditional loans. Simultaneous second-lien loans, or “piggyback” loans (which in the past have been utilized in lieu of mortgage insurance) are among the factors cited in the guidance as a risk factor when used in conjunction with non-traditional loan features. The guidance cites the use of mortgage insurance as a mitigating factor for lenders to reduce risk in non-traditional loan products.

Under the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009, the loan limits for FHA-insured loans, as well as the limit on GSE conforming loans in certain areas, were increased to a maximum of $729,750. In October 2009, a continuing resolution extended these limits to 2010. The increase in the GSEs’ conforming loan limits was intended to increase the size of the secondary market for purchasing and securitizing home loans and to encourage the GSEs to continue to provide liquidity to the residential mortgage market, particularly in higher-priced areas, at a time when many banks and similar institutions had seriously curtailed their activities due to the subprime lending crisis that developed and intensified during the latter half of 2007.

HERA contains provisions intended to provide the FHA with greater flexibility in establishing new products. Under HERA, the maximum loan amount that the FHA can insure was increased and a higher minimum cash down-payment was established. HERA also contained provisions, called the Hope for Homeownership program, in which the FHA is authorized to refinance distressed mortgages for eligible borrowers in return for lenders and investors agreeing to write down the amount of the original mortgage and the borrower sharing in the future appreciation with the FHA.

In October 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted. This act includes provisions that require the Secretary of the U.S. Treasury Department to encourage further use of the Hope for Homeowners program. Under EESA, the Secretary is required to “maximize assistance to homeowners and encourage mortgage servicers to take advantage of available programs (including the Hope for Homeowners program) to minimize foreclosures.” The Secretary also is authorized to use loan guarantees and credit enhancements to facilitate loan modifications to prevent avoidable foreclosures. The announced Homeowner Affordability and Stability Plan also includes provisions that encourage further use of the Hope for Homeowners program and further strengthen support for FHA programs by easing restrictions in these programs. We cannot predict with any certainty the long term impact of these changes upon demand for our products. However, the FHA has materially increased its market share in 2009, in part by insuring a number of loans that would meet our current underwriting guidelines, as a result of these recent legislative and regulatory changes. In January 2010, the FHA increased its lending standards to strengthen its capital reserves. The FHA increased the upfront mortgage insurance premium by 50 basis points to 2.25% and required new borrowers with FICO scores below 580 to put down at least 10% of the purchase price. Borrowers with FICO scores of 580 or greater can qualify for an FHA loan with only 3.5% down. We do not expect this change to the FHA’s lending standards to have a material impact on FHA’s competitive position against private mortgage insurers. See “Risk Factors—Our mortgage insurance business faces intense competition.”

In 2008, the U.S. Treasury Department established the Homeowner Affordability and Stability Plan. The Homeowner Affordability and Stability Plan’s goal is to restructure or refinance mortgages to avoid foreclosures through (i) refinancing mortgage loans through HARP, (ii) modifying first and second mortgage loans through HAMP, and (iii) offering other alternatives to foreclosure through the Home Affordable Foreclosures Alternatives Program (“HAFA”). Details of these programs are as follows:

•

Under HARP, a borrower may be eligible to refinance his or her mortgage to a more stable or affordable loan if such borrower has been unable to take advantage of lower interest rates because his or her home has decreased in value. To be eligible, a borrower must meet certain conditions, including such borrower must be current on his or her mortgage and such borrower’s mortgage cannot exceed 125% of the current market value of such borrower’s home.

•

Under HAMP, eligible borrower’s monthly payments may be lowered to 31%, or lower, of such borrower’s gross monthly income through loan modification by lowering interest rates, extending the term of the mortgage or deferring principal. To be eligible, a borrower must meet certain conditions, including the unpaid principal balance must be no more than $729,750, such borrower’s monthly mortgage payment must be greater than 31% of his or her monthly gross income, and the mortgage payment is not affordable due to a financial hardship. If a borrower qualifies for a modification under HAMP, such borrower will be placed on a trial modification period (typically three months) at the new payment level. If such borrower successfully makes all the required payments during the trial period, the loan modification may become permanent. Through January 2010, the government estimates that over 940,000 borrowers are in active modifications, including more than 116,000 borrowers with permanent modifications. The government further reported that between December 2009 and January 2010, the number of permanent modifications increased by 75%, but permanent modifications only comprised 3.4% of total mortgages eligible for the HAMP program.

•

HAFA, which will become effective in April 2010, is intended to provide additional alternatives to foreclosures by providing incentives to encourage a borrower and servicer to agree that (i) a borrower can sell his or her home for less than the full amount due on the mortgage and fully satisfy the mortgage, or (ii) a borrower can voluntarily transfer ownership of his or her home to the servicer in full satisfaction of the mortgage.

In February 2010, the Obama administration announced $1.5 billion of funding under the EESA to states where the average price for homes fell by more than 20% from its peak price. It is expected that these funds will be made available to eligible states and local housing finance agencies to assist borrowers, including unemployed borrowers, borrowers that owe more than the current value of their house, and borrowers with home equity loans or second-liens. Additional guidelines for funding and other eligibility requirements are expected to be provided by the U.S. Treasury Department in the near future.

During 2008, mortgage industry participants implemented programs to modify troubled residential mortgages. In particular, Bank of America and Countrywide Financial Corporation entered into a settlement with various states’ Attorneys General that requires the creation of a proactive home retention program that is intended to systematically modify troubled mortgages to allow for up to $8.4 billion in interest rate and principal reductions for nearly 400,000 Countrywide customers. In addition, the FDIC, initially in its role as conservator for IndyMac Bank (“IndyMac”), also has implemented broad modification procedures for its servicers.

The various initiatives intended to support homeownership and to mitigate the impact of the current housing market downturn could have a significant positive effect in moving the domestic housing market towards recovery. However, many of the programs are in their early stages and it is unclear at this point whether they will provide us with a material benefit. See “Risk Factors—Loan modification and other similar programs may not provide us with a material benefit.”

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

By reason of Radian Insurance’s authorization, in September 2006, to conduct insurance business through a branch in Hong Kong, we also are subject to regulation by the HKIA. The HKIA’s principal purpose is to supervise and regulate the insurance industry, primarily for the protection of policy holders and the stability of the industry. Hong Kong insurers are required by the Insurance Companies Ordinance to maintain minimum capital as well as an excess of assets over liabilities of not less than a required solvency margin, which is determined on the basis of a statutory formula. Foreign-owned insurers are also required to maintain assets in Hong Kong in an amount sufficient to ensure that assets will be available in Hong Kong to meet the claims of Hong Kong policy holders if the insurer should become insolvent. The HKIA also reviews the backgrounds and qualifications of insurance companies’ directors and key local management to ensure that these “controllers” are “fit and proper” to hold their positions, and has the authority to approve or disapprove key appointments.

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

We currently hold a 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance. This company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005, under Brazilian law, as a significant shareholder, it is possible that we could become liable for our proportionate share of the liabilities of the company (our share represents approximately $86 million as of December 31, 2009), if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. The company is currently in compliance with Brazilian minimum capital requirements although its ability to write new business may be limited. See “Risk Factors—Our international operations subject us to risks.”

D. Basel II Capital Accord (Regulation)

The Basel II Capital Accord (“Basel II”) represents a proposal by the Basel Committee on Banking Supervision (“BCBS”), consisting of bank supervisors and central bankers from 13 countries, to revise the international standards for measuring the adequacy of a bank’s capital. The implementation of Basel II will promote a more forward-looking approach to capital supervision and ensure greater consistency in the way banks and banking regulators approach risk management around the world. The implementation of Basel II may affect the demand for and capital treatment provided to mortgage insurance and the capital available to large domestic and internationally active banking institutions for their mortgage origination and securitization activities.

Our primary mortgage insurance business and opportunities may be significantly impacted by the implementation of Basel II in the U.S. due to the adoption of jurisdiction specific prudential standards, that may lead to change in demand for and acceptance of mortgage insurance by large domestic and internationally active banking institutions. The implementation of Basel II and adoption of standards is subject to the views and discretion of the local banking supervisors and its implementation is expected to vary across national jurisdictions. We are continuously assessing the impact of Basel II implementation in the countries where we have significant operations.

Basel II was implemented by many banks in the U.S. and many other countries in 2009 and may be implemented by the remaining banks in the U.S. and many other countries in 2010. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim. See “Risk Factors—The implementation of the Basel II capital accord may discourage the use of mortgage insurance.”

XII. Employees

At December 31, 2009, we had approximately 803 employees, with 142 employed by Radian Group, and 610 and 51 employed in our mortgage insurance and financial guaranty businesses, respectively. Approximately 68 of our employees are contract underwriters that are hired on an “as-needed” basis. The number of contract underwriters can vary substantially from period to period, mainly as a result of changes in the demand for these services. Our employees are not unionized and management considers employee relations to be good.

Item 1A.	Risk Factors.

We have incurred significant losses on our insured products as a result of deterioration in national and regional economic conditions and we could incur significant additional losses in the future.

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. Many of these conditions are beyond our control, including extended national or regional economic recessions, home price depreciation and unemployment, interest rate changes or volatility, deterioration in lending markets, and other factors. The economic recession that began in the U.S. in 2007, characterized by a nation-wide decline in home prices, high unemployment, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had a negative impact on the operating environment and results of operations for each of our business segments. In particular, our results of operations and financial condition have been particularly affected by weakening economic conditions, such as depreciating home values and unemployment.

We have experienced increased delinquencies and claims in our mortgage insurance business, primarily driven by the poor performance of our late 2005 through the first half of 2008 insured books of business. Deterioration in general economic conditions, including elevated levels of unemployment and a broad decline in home prices, has increased the likelihood that borrowers will default on their mortgages. Falling home prices have increased the likelihood that borrowers with the ability to make their mortgage payments may voluntarily default on their mortgages when their mortgage balances exceed the value of their homes. We also believe that some borrowers may voluntarily default to take advantage of certain loan modification programs currently being offered or that may be offered in the future. Falling home prices make it more difficult for us to mitigate our losses when a default occurs. See “Our loss mitigation strategies are less effective in markets where housing values fail to appreciate or continue to decline.”

At December 31, 2009, approximately 54.5% of our primary mortgage insurance risk in force was concentrated in 10 states, with the highest percentages being in California, Florida and Texas. A large percentage of our second-lien mortgage insurance risk in force also is concentrated in California and Texas. Deteriorating markets in California and Florida, where non-prime and non-traditional mortgage products such as ARMs and interest-only loans are prevalent and where home prices have fallen significantly, have resulted in significant losses in our mortgage insurance business. During the prolonged period of rising home prices that preceded the current downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in this state. As mortgage credit performance in California and Florida has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or continue to deteriorate.

In addition to California and Florida, approximately 12.2% of our primary mortgage insurance risk in force at December 31, 2009 was concentrated in the Midwestern states of Michigan, Illinois and Ohio. This region has continued to experience higher default rates in 2009, which we believe are largely attributable to the difficult operating environment facing the domestic auto industry. We expect that this trend may continue.

Our financial guaranty portfolio also has been negatively impacted by deterioration in the credit markets and the overall economy. See “Our financial guaranty portfolio has experienced deterioration as result of general erosion in credit markets and the overall economy and is susceptible to further deterioration” below. Our financial guaranty business also has a significant portion of its insurance risk in force concentrated in a small number of states, principally including California, Texas, New York, Pennsylvania, and Illinois, and could be materially and adversely affected by a continued and prolonged weakening of economic conditions in these states.

The current economic downturn and related disruption in the housing and credit markets could persist throughout 2010 and beyond. Although there has been some recent stabilization of the U.S. economy, it is difficult to predict with any degree of certainty if and when a complete recovery of the economy will occur, including a reduction in unemployment and a broad and lasting recovery in the domestic housing market. As a result, there is a great deal of uncertainty regarding our ultimate loss performance. The potential for a deepening and prolonged recession in the U.S., including rising or continued high unemployment rates and further deterioration in the housing market, may add further stress on the performance of our insured assets, which would negatively impact our financial condition and results of operations.

In addition to the impact of housing and credit market deterioration, our results of operations and financial condition could be negatively impacted by natural disasters or other catastrophic events, acts of terrorism, conflicts, event specific economic depressions or other harmful events in the regions, including in foreign countries, where our business is concentrated.

Our loss mitigation strategies are less effective in markets where housing values fail to appreciate or continue to decline.

The amount of mortgage insurance loss we suffer depends in part on whether the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover unpaid principal and interest on the mortgage and expenses from the sale. If a borrower defaults under our standard mortgage insurance policy, we generally have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage in full satisfaction of our obligations under the policy. In many instances in the past, we have been able to take title to the properties underlying the defaulted loans and sell the properties quickly at prices that have allowed us to recover some or all of our losses. In the current housing market downturn, our ability to mitigate our losses in such a manner has been significantly reduced. If housing values continue to decline, or decline more significantly and/or on a broader geographic basis than is currently anticipated, the frequency of loans going to claim could increase and our ability to mitigate our losses on defaulted mortgages may be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

A large portion of our mortgage insurance risk in force consists of higher risk loans, such as non-prime and high-LTV loans, pool mortgage insurance and non-traditional mortgage products.

High-LTV Mortgages. We provide mortgage insurance on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. As a result, we typically insure loans where borrowers’ have less equity at risk at origination than borrowers who make larger down payments; therefore, with respect to this loan characteristic, the loans we insure often have a higher propensity to default relative to the total mortgage market. In addition, of the mortgage loans that we insure, a portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of greater than 95%. At December 31, 2009, our mortgage insurance risk in force related to these loans represented 20.5% of our total primary insurance risk in force. We believe mortgage loans with LTVs greater than 95% default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. We have altered our underwriting criteria to significantly restrict the number of new loans with LTVs greater than 95% and have adopted more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes have improved our overall risk profile of new business written, in the near term, our results of operations and financial condition likely continue to be negatively affected by the performance of our existing insured loans with high-LTVs.

Non-Prime Loans. A large percentage of the mortgage insurance we wrote in years 2005 through 2007 and, consequently, our existing mortgage insurance risk in force, is related to non-prime loans. At December 31, 2009, our non-prime mortgage insurance risk in force, including Alt-A, was approximately 20% of our total primary insurance risk in force. Historically, non-prime loans are more likely to result in claims than prime loans. In addition, our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to other loans, which likely results in larger claims. We have experienced a significant increase in mortgage loan defaults related to Alt-A loans originated in 2005 through 2007. These losses have occurred more rapidly and well in excess of historical loss patterns, and have contributed in large part to the significant increase in our provision for losses. If delinquency and default to claim rates on non-prime loans continue to increase as is expected, in particular in California, Florida and other states where the Alt-A product is prevalent, our results of operations and financial condition will continue to be negatively affected.

Pool Mortgage Insurance. We offer pool mortgage insurance, which exposes us to an increased risk of greater loss severity compared to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full claim amount of every loan in the pool within our exposure limits and upon which a claim is made until the aggregate limit is reached, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At December 31, 2009, approximately 7% of our total mortgage insurance risk in force was attributable to pool insurance.

NIMS. We have provided credit enhancement on NIMS. NIMS have been particularly susceptible to the disruption in the mortgage credit markets, and we stopped writing insurance on NIMS in 2007. We expect all of our NIMS to result in credit losses, with most payments expected to occur in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of December 31, 2009 was $275.8 million. Because our future expected credit losses are greater than the carrying value of our liability related to NIMS, we expect an additional negative impact of $77.4 million to our results of operations related to NIMS in future periods.

We insure adjustable rate loans that have resulted in significant losses and are expected to result in further losses.

At December 31, 2009, approximately 15% of our primary mortgage insurance risk in force consisted of ARMs, which include loans with negative amortization features, such as pay option ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) expires. We consider a loan to be an ARM if the interest rate for that loan will reset at any point during the life of the loan. However, it has been our experience that ARMs with resets of less than five years from origination are more likely to result in a claim than longer-term ARMs. ARMs with resets of less than five years represented approximately half of our total primary risk in force related to ARMs at December 31, 2009. Approximately 7% of the ARMs that we insure are scheduled to have initial interest rate resets in 2010.

At December 31, 2009, approximately 8% of our primary mortgage insurance risk in force consisted of interest-only mortgages (including approximately 4% of our primary mortgage insurance risk in force consisting of interest-only mortgages that are ARMs), where the borrower pays only the interest on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. We believe that, similar to ARMs, these loans have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made.

Reduced liquidity in the mortgage market, tighter underwriting standards, and declining home prices in many regions in the U.S. have combined to make it more difficult for many borrowers with ARMs and interest-only mortgages to refinance their mortgages into fixed rate products. As a result, without available alternatives, many borrowers have been forced into default when their interest rates reset at a higher rate. This has resulted in significant losses for mortgage lenders and insurers as well as investors in the secondary market. Although there can be no assurance, the historically low level of interest rates in the current mortgage market may help to reduce the size of interest payment increases (and in some cases eliminate any increase) for loans resetting in the near future. In addition, the emergence of federal and private loan refinance and modification programs intended to allow borrowers to refinance or modify their existing loan structures, may allow borrowers that would not otherwise qualify for a loan refinance or modification to convert to fixed rate loans.

In the long-term, however, absent a change in the current lending environment or a positive mitigating effect from federal and private measures aimed at reducing defaults from adjustable rate resets, defaults related to these products may continue to increase. If this occurs, our results of operations will be negatively affected, possibly significantly, which could adversely affect our financial condition and results of operations.

Insurance rescissions and claim denials may not continue at the levels we have recently experienced.

We have had a significant increase in insurance rescissions and denials of claims made due to fraud, misrepresentation or other violations of our insurance policies. In 2009, we rescinded or denied approximately $904 million of first-lien claims submitted to us for payment compared to approximately $166 million in 2008. These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our reserve for losses. Although we expect these rescissions and denials to continue in light of our significant default inventory, we can provide no assurance that rescissions and denials will continue at the increased levels we have recently experienced or will continue to materially mitigate paid losses. In addition, the insured lenders may dispute our right to rescind coverage or deny a claim, which dispute may be made several years after such rescission or denial and could result in arbitration or judicial proceedings. We may be unsuccessful in such proceedings, which may be costly and time consuming. Our recent experience with respect to increased insurance rescissions and claim denials has also heightened the risk of disputes with our customers, which could potentially lead to the loss of one or more customers or to litigation. See “Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose any significant customer” and “We are subject to the risk of private litigation and regulatory proceedings.”

The determination of our reserve for losses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. If the actual number of rescissions and denials is much lower than our estimate, our losses may be materially affected, which could have a material adverse effect on our financial condition and results of operations. For additional information regarding the determination of a reserve for losses, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” of this Annual Report on Form 10-K.

Losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty.

The GSEs, rating agencies and state insurance regulators impose various capital requirements on our insurance subsidiaries. These capital requirements include risk-to-capital ratios, risk-based capital measures and surplus requirements that limit the amount of insurance that our insurance subsidiaries may write. Sixteen states currently have a statutory or regulatory requirement limiting a mortgage insurer’s risk-to-capital ratio to 25 to 1. As a result of the significant losses we experienced in our mortgage insurance business, Radian Guaranty’s risk-to-capital ratio grew from 8.1 to 1 at December 31, 2006 to 15.4 to 1 at December 31, 2009, after giving effect to the contribution of our financial guaranty business to our mortgage insurance business during the third quarter of 2008.

Based on current and expected future trends, we believe that we may continue to incur material losses in our mortgage insurance business. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. In the absence of additional new capital or capital relief through reinsurance or otherwise, Radian Guaranty’s risk-to-capital ratio is expected to increase during 2010 and could reach 25 to 1 before the end of the year if losses are materially worse than our current expectations.

We, along with others in our industry, are seeking regulatory changes or relief in those states that impose a 25 to 1 risk-to-capital requirement, primarily through new legislation or other means by which the insurance regulator in these states is granted discretionary authority to waive the 25 to 1 risk-to-capital requirement. Although these efforts have been successful in some states, it is uncertain whether regulatory changes or relief will be obtained in the remaining states in sufficient time to avoid a breach of the 25 to 1 limitation in these states. Further, in those states that currently allow for discretionary authority, there can be no assurance that the regulators in these states will exercise their discretion to permit us to write new business in the event that we exceed the 25 to 1 limitation, how long such regulators may allow any waiver of this requirement to exist or what, if any, other requirements may be imposed. Moreover, in those states that do not have a capital adequacy requirement in the form of a 25 to 1 limitation, it is not clear what actions the applicable state regulators would take if we failed to meet the capital adequacy requirement established by another state. Accordingly, if we fail to meet the capital adequacy requirements in one or more states, Radian Guaranty could be required to suspend writing business in some or all of the states in which we do business.

We are actively managing Radian Guaranty’s risk-to-capital ratio by exploring alternatives to address our mortgage insurance capital needs, including potentially raising capital through one or more private or public offerings of debt or equity securities and by freeing up capital for use through liquidation of certain of our investments and through reinsurance or other risk transfer arrangements. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Annual Report on Form 10-K. We cannot provide any assurance as to whether we will embark upon or we will be successful in implementing any of these alternatives, many of which require regulatory and other approvals, or whether the capital or capital relief obtained through such alternatives will be sufficient to maintain our risk-to-capital ratio at or below 25 to 1. Any future equity offerings could be dilutive to our existing stockholders, could result in a decrease in the price of our common stock, or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock.

We are also preparing, if necessary, to write new first-lien mortgage insurance business through our wholly-owned subsidiary, Amerin Guaranty, in those states that continue to impose a 25 to 1 risk-to-capital requirement. We have received preliminary approval from the Pennsylvania Department of Insurance to use Amerin Guaranty as a first-lien mortgage insurance provider and are in the process of redomesticating Amerin Guaranty from Illinois to Pennsylvania for this purpose. However, before Amerin Guaranty may write first-lien mortgage insurance, we will need to add sufficient capital to Amerin Guaranty either from internal resources or from new capital and also will need to seek and obtain necessary regulatory or other approvals, including from the GSEs. Amerin Guaranty is currently prohibited from writing new insurance business in six states without the addition of new capital. We cannot provide any assurance as to whether we will be successful in sufficiently capitalizing Amerin Guaranty or whether we will obtain the necessary approvals for implementing this alternative.

If Radian Guaranty’s risk-to-capital ratio were to exceed 25 to 1, state insurance regulators might limit the amount of new insurance business that Radian Guaranty may write or prohibit Radian Guaranty from writing new insurance altogether in their respective states, including those states that do not currently impose a 25 to 1 limitation. In addition, the GSEs and our other customers may decide not to conduct new business with Radian Guaranty (or reduce current business levels) while its risk-to-capital ratio remained at elevated levels. This could ultimately result in a loss of Radian Guaranty’s eligibility with the GSEs. The franchise value of our mortgage insurance business would likely be significantly diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it could write, especially in the event we are unable to execute on our strategy for writing new first-lien mortgage insurance through Amerin Guaranty. In addition, any restriction on Radian Guaranty’s ability to continue to write new insurance would likely harm our ability to attract new capital.

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

Given the significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. We are currently in close communication with certain insurance regulatory authorities. Additionally, the HKIA has directed Radian Insurance to continue to maintain sufficient assets in Hong Kong to cover its potential liabilities on insured loans in Hong Kong. In light of current market conditions and ongoing losses in our insurance subsidiaries, insurance departments in the jurisdictions noted above or in other jurisdictions could impose restrictions or requirements that could have a material adverse impact on our businesses.

The long-term capital adequacy of Radian Guaranty depends, in part, upon the performance of our financial guaranty portfolio.

During the third quarter of 2008, Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the performance of our financial guaranty business. If the performance of our financial guaranty portfolio deteriorates materially, including if we are required to establish one or more significant statutory reserves as a result of defaults in our insured obligations, the regulatory capital of Radian Guaranty also would be negatively impacted. Any decrease in the capital support derived from our financial guaranty business could, therefore, negatively impact the franchise value of our mortgage insurance business, and potentially lead to our inability to continue to write new mortgage insurance business. See “Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration” and “We face risks associated with our financial guaranty insurance customers and our second-to-pay liabilities from these entities.”

As of December 31, 2009, Radian Asset Assurance maintained a statutory surplus of approximately $1.1 billion and total claims paying resources of approximately $2.6 billion. We expect our financial guaranty business to issue significant dividends to Radian Guaranty over time as our existing financial guaranty portfolio matures and the exposure is reduced. The timing and amount of these cash infusions will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. If our financial guaranty exposure is reduced on an accelerated basis through the recapture of insured business from our primary financial guaranty reinsurance customers or otherwise, we may have the ability to issue dividends to Radian Guaranty more quickly and in greater amounts. If, however, the performance of our financial guaranty portfolio deteriorates materially, our financial guaranty statutory surplus could be reduced and our financial guaranty business would likely have less capacity to issue dividends to Radian Guaranty, and could be restricted from issuing dividends altogether.

Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Financial Guaranty—Credit Performance,” in Item 7 of Part II below, we have experienced credit deterioration in our financial guaranty portfolio as a result of general deterioration in credit markets and the overall economy. In particular, we have experienced credit deterioration within our insured portfolio of TruPs CDOs. For our CDO of ABS transaction with $465.5 million in net par outstanding as of December 31, 2009, we currently expect to begin paying claims in respect of interest shortfalls in 2010. Upon our initial claim payment obligation, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced by an amount equal to the present value of our expected future net losses (net of taxes on this transaction). See Risk in Force/Net Par Outstanding—Financial Guaranty (Risk in

Force/Net Par Outstanding)—Structured Finance Insured CDO Portfolio (Risk in Force/Net Par Outstanding-Financial Guaranty) for additional information regarding this CDO of ABS transaction and certain circumstances where we may be obligated to pay outstanding principal prior to the legal final maturity date of our TruPs CDOs. While we have sought to underwrite our insured credits with levels of subordination designed to protect us from loss in the event of poor performance of the underlying collateral, we cannot be certain that such levels of subordination will protect us from future material losses in light of the significantly higher rates of delinquency and losses currently being observed within our insured credits.

We have guaranteed structured finance obligations that expose us to a variety of complex credit risks and indirectly to market, political and other risks beyond those that generally apply to financial guarantees of public finance obligations. We have insured and reinsured certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases, credit card receivables and other consumer assets, both funded and synthetic. We have also insured obligations under CDS, including CDOs of several asset classes, such as corporate debt, TruPs, RMBS, CMBS and other ABS obligations. We continue to have exposure to trade credit reinsurance (which is currently in run-off), which protects sellers of goods under certain circumstances against nonpayment of their accounts receivable. Losses associated with our structured finance and trade credit reinsurance businesses are difficult to predict accurately and could have a material adverse effect on our financial condition and operating results, especially given the current economic disruption.

In addition to our structured finance risk, we have significant exposure to public finance obligations that are susceptible to default in an economic downturn. Historically, our financial guaranty public finance business has focused on smaller, regional, lower investment-grade issuers and structures that were uneconomical for most of the larger, higher-rated financial guarantors to insure. As a result, we have greater exposure than other monoline financial guarantors to sectors such as healthcare and long-term care and education that historically have had higher default rates than other public finance sectors. These credits, which generally cover smaller, more rural and specialized issuers, tend to be lower rated and more susceptible to default in an economic downturn.

We face risks associated with our financial guaranty insurance customers and our second-to-pay liabilities from these entities.

As a result of rating agency downgrades of our financial guaranty insurance subsidiaries’ financial strength ratings, all of our unaffiliated primary reinsurance customers in our financial guaranty reinsurance business currently have the right to take back or recapture an aggregate of $26.3 billion of business previously ceded to us under their reinsurance agreements with us. While our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties, because we have entered into multiple treaties with each customer it is possible that a customer may choose to recapture business only under those treaties that they perceive as covering less risky portions of our reinsurance portfolio. This could potentially leave us with risk that is more concentrated in troubled asset classes.

Our reinsurance customers are primarily responsible for surveillance, loss mitigation and salvage on the risks that they cede to us. Some of these customers are experiencing financial difficulties, and therefore, may be less willing to or capable of performing these tasks to the extent necessary to minimize potential losses and/or maximize potential salvage on the credits we reinsure. Due to their current financial difficulties, they may have different incentives to eliminate long-term liabilities at a current discount than we do. We generally do not have direct access to the insured obligation or the right to perform our own loss mitigation or salvage work on these transactions. We also have limited visibility with respect to the performance of many of the obligations we reinsure. See “If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income and could hurt our capital position” below. In addition, our primary reinsurance customers may delegate their loss adjustment functions to third parties, the cost of which would then be proportionally allocated to us and any other reinsurers for the insured transaction. Accordingly, the losses and loss adjustment expenses allocated to us on our reinsured risks may be significantly higher than otherwise would have been the case if we were responsible for surveillance, loss mitigation and salvage for these risks. This could have a material adverse effect on our financial condition and operating results.

Approximately $24.6 billion or 92.4% of Radian Asset Assurance’s net par reinsurance exposure outstanding as of December 31, 2009, was ceded from primary insurer customers that are subsidiaries of one holding company. Consequently, such financial guaranty reinsurance is now dependent upon the surveillance and loss mitigation abilities of primary insurers under this one holding company.

We have insured several transactions on a second-to-pay basis, meaning that we are obligated to pay claims in these transactions only to the extent that another insurer fails to pay such a policy claim. Consequently, if the conservator for an insolvent financial guarantor rejects payment of all or a portion of a claim, we may be required to pay all or a portion of such claim. Because many insurers are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay transactions has increased. In 2009, two of the companies that are the primary obligors on certain of the transactions for which we have provided second-to-pay protection, Syncora Guarantee Inc. and Financial Guaranty Insurance Company (“FGIC”), suspended all claims payments following orders by the NYID. However, to date, we have not been obligated to pay claims on any of these transactions.

Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.

Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac’s and Fannie Mae’s federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In particular, Freddie Mac and Fannie Mae may have the ability to:

•

implement new eligibility requirements for mortgage insurers and alter or liberalize underwriting standards on low-down-payment mortgages they purchase (see “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” below);

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default; and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.

Some of Freddie Mac’s and Fannie Mae’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce the amount of mortgage insurance purchased and have an adverse effect on our business, financial condition and operating results. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was only the minimum required by the GSE’s charter, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which, for certain loans, they would accept a level of mortgage insurance above the requirements of their charters, but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). In September 2009, Fannie Mae announced that, effective January 1, 2010, it would expand broadly the types of loans eligible for charter coverage, and also that it would eliminate its reduced coverage program in the second quarter of 2010. To the extent lenders selling loans to Fannie Mae chose charter coverage for loans that we insure, our revenues would likely be reduced.

The GSEs’ business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within HERA, encompass substantially all of the GSEs’ operations. This new law abolished the former regulator for the GSEs and created a new, stronger regulator, the FHFA, in addition to other oversight reforms.

In September 2008, the FHFA was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The appointment of a conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business. The appointment of a conservator also increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the domestic housing market and potentially make certain structural and other changes to the GSEs. It is uncertain when such changes could be proposed, which could be as early as spring of 2010, and what the proposals would entail, which could include the abolishment of the GSEs and the replacement of the GSEs with a yet to be determined new system. Although we believe that private mortgage insurance will continue to play an important role in any future structure involving the GSEs, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or perhaps even eliminate the requirement altogether. In connection with the Homeownership Affordability and Stability Plan, the FHFA will allow the GSEs to refinance their own qualifying loans without mortgage insurance if the original loan does not have mortgage insurance.

We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.

In order to maintain the highest level of eligibility with Freddie Mac and Fannie Mae, mortgage insurers have historically been required to maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them, or take actions that may include not purchasing loans insured by the mortgage insurer. In light of the housing market downturn, both Freddie Mac and Fannie Mae have indicated that loss of mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs. We are aware of at least one private mortgage insurance company that has lost its top tier eligibility with Freddie Mac and Fannie Mae. The eligibility requirements are subject to change from time to time, and the GSEs recently have proposed modifying their eligibility requirements. We do not know whether or when such modifications may be implemented, or the form that any such modifications may take.

Our mortgage insurance subsidiaries have been downgraded substantially below AA-/Aa3 by S&P and Moody’s. In response to these ratings actions, we have presented business and financial plans to Freddie Mac and Fannie Mae for how to restore profitability and ultimately regain a higher rating for our mortgage insurance business. See “The long-term capital adequacy of Radian Guaranty depends, in part, upon the performance of our financial guaranty portfolio” above for risks associated with this plan. Our ratings are also driven by the rating agencies’ views of the mortgage insurance industry as a whole. If the capital credit we receive from the rating agencies and GSEs with respect to our plans is less than they believe may be required by our mortgage insurance business, we could lose our eligibility with the GSEs and/or be further downgraded by the rating agencies. Our remediation plans include projections of our future financial performance, including the effect of significant changes to the underwriting and pricing of our business. Although their initial reactions to our plans were favorable, we cannot be certain that either of the GSEs will accept our plans or if we will be able to retain our eligibility status with either of them. Loss of our eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and could negatively impact our results of operations and financial condition.

A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business.

Our ability to write new business depends, among other things, on a steady flow of high-LTV mortgages that require our mortgage insurance. The deterioration in the credit performance of non-prime and other forms of non-conforming loans has caused lenders to substantially reduce the availability of non-prime mortgages and most other loan products that are not conforming loans, and to significantly tighten their underwriting standards. Fewer loan products and tighter loan qualifications, while improving the overall quality of new mortgage originations, have in turn reduced the number of qualified homebuyers and made it more difficult for buyers (in particular first-time buyers) to obtain mortgage financing or to refinance their existing mortgages. In addition, the significant disruption in the housing and related credit markets has led to reduced investor demand for mortgage loans and MBS in the secondary market, which historically has been an available source of funding for many mortgage lenders. This has significantly reduced liquidity in the mortgage funding marketplace, forcing many lenders to retain a larger portion of their mortgage loans and MBS and leaving them with less capacity to continue to originate new mortgages.

If the volume of new mortgage originations continues to decrease or persists at low levels for a prolonged period of time, we may experience fewer opportunities to write new insurance business, which could reduce our existing insurance in force and have a significant negative effect on both our ability to execute our business plans and our overall franchise value.

Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose any significant customer.

Our mortgage insurance business depends to a significant degree on a small number of lending customers. As of December 31, 2009, our top 10 mortgage insurance customers were generally responsible for over half of our primary new insurance written in 2009 and two mortgage insurance customers each accounted for more than 10% of our consolidated revenues. Accordingly, maintaining our business relationships and business volumes with our largest lending customers is important to the success of our business. Challenging market conditions have adversely affected, and may continue to adversely affect, the financial condition of a number of our largest lending customers. These customers could become subject to serious financial constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. In addition, as a result of current market conditions, our lending customers may seek to diversify their exposure to any one or more mortgage insurers, may decide to write business only with those mortgage insurers that they perceive to have the strongest financial position, or may decide to write more business with the FHA. See “Our mortgage insurance business faces intense competition.”

In response to the general deterioration in housing markets, we have tightened our underwriting guidelines, which has resulted in our declining to insure some of the loans originated by our larger customers. We have also increased our pricing to reflect the increased risk of default in the current economic and housing downturn. Our increased pricing and tighter guidelines could negatively affect our relationships with our customers, potentially resulting in customers choosing to limit the amount of business they conduct with us. The loss of business from even one of our major customers could have a material adverse effect on the amount of new business we are able to write, and consequently, our franchise value. Our master policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us, and we cannot be certain that any loss of business from a single lender will be recouped from other lending customers in the industry.

From time to time, we have disputes with our customers. If not resolved, these disputes could lead to arbitration or litigation proceedings. Our recent experience with respect to increased insurance rescissions and claim denials have resulted in increased objections to certain insurance rescissions and claim denials, increasing the risk of disputes with our customers, which could potentially lead to the loss of one or more customers or to litigation with customers. If we engage in material litigation with any customer, the customer could decide to limit the amount of business they conduct with us or terminate our business relationship altogether, which could have a material adverse effect on our business, financial condition and results of operations.

Our mortgage insurance business faces intense competition.

The U.S. mortgage insurance industry is highly dynamic and intensely competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the VA and the FHA, which has significantly increased its competitive position in the mortgage market.

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

Beginning in 2008, the FHA has substantially increased its market share, including by insuring a number of loans that would meet our current underwriting guidelines at a lower cost to the borrower than a loan that carries our mortgage insurance. The FHA’s share of the mortgage insurance market increased significantly to 81.0% for 2009 from 53.6% for 2008. For information regarding certain legislative developments that have enhanced the FHA’s competitive position, see “Legislation and regulatory changes and interpretations could harm our mortgage insurance business” below. In light of the capital constraints currently facing most, if not all, private mortgage insurers and the need by private mortgage insurers to tighten underwriting guidelines based on past loan performance, we anticipate that the FHA will continue to maintain a strong market position and could increase its market position to the point that private mortgage insurers may be perceived as less significant to the future of the housing finance market. One or more private mortgage insurers may seek to regain market share from the FHA or other mortgage insurers by reducing pricing (as was recently publicly announced by one private mortgage insurer) or loosening their underwriting guidelines, which could increase their competitive position in the industry and reduce the amount of business available to us.

It appears that the improvement in the credit quality of new loans being insured in the current market, combined with the deterioration of the financial strength ratings of most existing private mortgage insurance companies, in part due to their legacy books of insured mortgages, could encourage new entrants to our industry. One potential new entrant, who appears to have significant capital commitments, has publicly disclosed that it has received a license to write mortgage insurance business in 45 states and has received GSE approval. Our inability to compete with other providers, including any new entrants that are not burdened by legacy credit risks, could have a material adverse effect on our business position, financial condition and operating results.

In addition, in the past, an increasing number of alternatives to traditional private mortgage insurance developed, many of which reduced the demand for our mortgage insurance. These alternatives included:

•

mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans. The use of simultaneous second loans increased significantly during the recent past to become a competitive alternative to private mortgage insurance, particularly in light of (i) the potential lower monthly cost of simultaneous second loans compared to the cost of mortgage insurance in a low interest-rate environment and (ii) possible negative borrower, broker and realtor perceptions about mortgage insurance;

•	investors using other forms of credit enhancement such as CDS or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries foregoing third-party insurance coverage and retaining the full risk of loss on their high-LTV loans.

As a result of the recent and continuing turmoil in the housing credit market, many of these alternatives to private mortgage insurance are not currently available in the mortgage market, although simultaneous second loans are still available and their use may grow again. If market conditions were to change, however, we again could face significant competition from these alternatives as well as others that may develop.

Our business depends, in part, on effective and reliable loan servicing, which may be negatively impacted by the current disruption in the housing and mortgage credit markets.

We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and effective loss mitigation opportunities for delinquent or near-delinquent loans. Many of our customers also serve as the servicers for loans that we insure, whether the loans were originated by such customer or another lender. Therefore, the same market conditions affecting our customers as discussed above in “Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose any significant customer” will also affect their ability to effectively maintain their servicing operations. In addition, current housing trends have led to a significant increase in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake loss mitigation efforts, including the processing of potential loan modifications through the U.S. Treasury Department’s HAMP program, that could help limit our losses.

Managing a substantially higher volume of under-performing loans could create operational difficulties that our servicers may not have the resources to overcome. If a disruption occurs in the servicing of mortgage loans covered by our insurance policies, this, in turn, could contribute to a rise in delinquencies and/or claims among those loans and could have a material adverse effect on our business, financial condition and operating results.

Loan modification and other similar programs may not provide us with a material benefit.

The FDIC, the GSEs and lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. In February 2009, the U.S. Treasury Department announced the Homeowner Affordability and Stability Plan, which provides certain guidelines for loan modifications and allocates $75 billion for this purpose. Some of the eligibility criteria require current information about borrowers, such as the borrowers’ current income and non-mortgage debt payment. Because the GSEs and the lenders do not share such information with us, we cannot determine, with certainty, the number of loans in our delinquent inventory that are eligible to participate in such programs; therefore, our estimates of the number of qualifying loans are inherently uncertain. While modifications made under these programs are increasing, it is unclear whether they will ultimately result in a significant number of loan modifications. In addition, the eligibility guidelines may be changed, which may make it more difficult for some loans to be eligible for modification. As of December 1, 2009, the GSEs changed how the net present value test is used for determining whether loan modifications may be offered under HAMP. These changes made it more difficult for some loans to be modified under HAMP. While we lack sufficient data to determine the impact of these changes, we believe that they may decrease the number of our loans that will participate in HAMP. In January 2010, the U.S. Treasury Department has further modified the HAMP eligibility requirements. For a discussion of these modifications, see “Business—Regulation—Federal Regulation— Indirect Regulation.”

Even if a loan is modified, we do not know how many modified loans will subsequently re-default or whether they may eventually result in losses that would be greater than we would have suffered if the loan had not been modified. In February 2010, the Obama administration announced $1.5 billion of funding under the EESA to states where the average price for homes fell by more than 20% from its peak price. It is expected that these funds will be made available to eligible states and local housing finance agencies to assist borrowers, including unemployed borrowers, borrowers that owe more than the current value of their house, and borrowers with home equity loans or second-liens. Additional guidelines for funding and other eligibility requirements are expected to be provided by the U.S. Treasury Department in the near future. We cannot ascertain with confidence whether these programs will provide material benefits to us.

The U.S. Treasury Department also is supporting judicial modifications for home mortgages during bankruptcy proceedings. If legislation is enacted to permit a mortgage balance to be reduced in bankruptcy, we would still be responsible under our master insurance policy to pay the original balance if the borrower re-defaulted on that mortgage after its balance has been reduced. Various government entities and private parties have adopted foreclosure moratoriums. A moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium, additional interest and expenses would be due (subject to the limitation in our master policy with respect to interest), which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

There is no guarantee that these loan modification programs will be fully implemented or, if in effect, that they will continue to be available. Any termination or temporary cessation of any of these programs could result in an increased number of claims in our mortgage insurance business and could have a material adverse effect on our business, financial condition and results of operations.

Mortgage refinancings in the current housing market may increase the risk profile of our existing mortgage insurance portfolio.

Mortgage interest rates currently are at historically low levels that have led many borrowers to seek to refinance their existing mortgages. However, because most lenders are currently utilizing more restrictive underwriting guidelines, only those borrowers with strong credit profiles are generally able to qualify for the new loans required to refinance. Consequently, only highly qualified borrowers are generally able to refinance in the current market. As more of these borrowers refinance (and their existing mortgage insurance with us is canceled), the total percentage of our risk in force related to high-risk borrowers could possibly increase, which could increase the risk profile of our existing mortgage insurance portfolio and potentially reduce the future profitability of our mortgage insurance business.

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

In our mortgage insurance business, we enter into agreements with our mortgage lender customers that commit us to insure loans using pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a loan originated by that lender even if the lender does not follow our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority as well as pursuing other rights that may be available to us, such as our rights to rescind coverage or deny claims. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions, and the program could lead to greater losses than we anticipate in light of the current economic downturn. Greater than anticipated losses could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with our contract underwriting business.

We provide contract underwriting services for certain of our mortgage lender customers, including on loans for which we are not providing mortgage insurance. Under the terms of our contract underwriting agreements, we agree that if we make material errors that lead to a default in connection with these services, the mortgage lender may, subject to certain conditions, require us to purchase the loans, issue mortgage insurance on the loans, or indemnify the lender against future loss associated with the loans. Accordingly, we assume some credit risk and interest-rate risk in connection with providing these services. In 2009, we underwrote $7.8 billion in principal amount of loans for customers through contract underwriting. Depending on market conditions, a significant amount of our underwriting services may be performed by independent contractors hired by us on a temporary basis. If these independent contractors make more material errors than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results.

A downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our mortgage insurance or financial guaranty subsidiaries is possible and could weaken our competitive position and affect our financial condition.

The credit ratings of Radian Group and the insurance financial strength ratings assigned to our insurance subsidiaries were downgraded multiple times since 2008 and may be subject to further downgrade. In December 2009, S&P downgraded the financial strength ratings of our financial guaranty insurance subsidiaries to BB- and also downgraded Radian Group’s other subsidiaries, including Radian Guaranty and Amerin Guaranty to B+. At our request, S&P also withdrew the financial strength ratings of RAAL. On February 4, 2010, Moody’s affirmed the ratings of our mortgage insurance subsidiaries but changed their outlook to negative. In response to current market conditions, the rating agencies are engaged in ongoing monitoring of the mortgage insurance and financial guaranty industries and could take action, including by downgrading or warning of the strong possibility of downgrade, with respect to one or more companies in a specific industry. Although we remain in frequent contact with the rating agencies and have prepared action plans to address rating agency actions, we are generally not provided with much advance notice of an impending rating decision, which could come at any time.

Historically, our ratings have been critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings or the announcement of the potential of a downgrade, or any other concern relating to the on-going financial strength of our insurance subsidiaries, could make it difficult or impossible for them to continue to write new profitable business or create a competitive advantage for other industry participants that maintain higher ratings than us. Further, although we believe the GSEs currently are not as concerned with ratings as they have been in past periods, any additional downgrade of the insurance financial strength ratings for our mortgage insurance business could negatively impact our eligibility status with the GSEs. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.” A downgrade may make it more difficult for us to successfully raise capital, including by imposing terms not acceptable to us or by limiting us to raising an amount that would not be sufficient to restore or stabilize our ratings.

Because we do not establish reserves in our mortgage insurance business until a borrower has failed to make two payments rather than based on estimates of our ultimate losses on non-defaulted loans, our financial statements may not reflect our expected obligation for losses on our entire portfolio of insured mortgages.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we generally do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two consecutive payments when due. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to non-defaulted loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As a result, future losses may have a material impact on future results as delinquencies occur.

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

In addition to establishing mortgage insurance loss reserves in accordance with the immediately preceding risk factor, we are required under GAAP to establish a premium deficiency reserve for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. As of December 31, 2009, a premium deficiency reserve of $25.4 million existed for our second-lien mortgage insurance business. Because our evaluation of premium deficiency is based on our best estimate of future losses, expenses and premiums, the evaluation is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our first-lien mortgage insurance business at December 31, 2009, there can be no assurance that additional premium deficiency reserves will not be required for this product or our other mortgage insurance products in future periods.

It also is difficult to estimate appropriate loss reserves for our financial guaranty business because of the nature of potential losses in that business, which are largely influenced by the particular circumstances surrounding each troubled credit, including the availability of loss mitigation, and therefore, are less capable of being evaluated based on historical assumptions or precedent. In addition, in our financial guaranty reinsurance business, we rely in part on information provided by the ceding company in order to establish reserves. If this information is incomplete or untimely, our loss reserves may be inaccurate and could require material adjustment in future periods as new or corrected information becomes available.

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

Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities. Volatility or illiquidity in the markets in which we directly or indirectly hold positions has reduced the market value of some of our investments and has caused certain other-than-temporary impairments within our portfolio, which, if this worsens substantially, could have a material adverse effect on our liquidity, financial condition and operating results.

As a holding company, Radian Group relies on its operating subsidiaries to fund its dividend payments and to meet its obligations and has intercompany payment obligations under its tax sharing agreement.

Radian Group acts principally as a holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s most significant liquidity demands for the foreseeable future include funds for (i) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) repayment of the principal amount of our outstanding long-term debt, including the principal amount of our debentures due in June 2011, of which $160.4 million is outstanding as of February 28, 2010, as well as $250 million in principal amount of senior notes due in each of 2013 and 2015, (iv) payments to our insurance subsidiaries under our tax-sharing agreement, including our current estimate of $82 million to be paid to Radian Guaranty in October 2010, of which $29 million has been paid in February 2010, which amount may increase or decrease if actual tax losses in 2009 are worse or better than projected and a maximum of $77 million, which may be required to be paid to Radian Guaranty in October 2011, (v) potential capital support for our insurance subsidiaries, and (vi) the payment of dividends on our common stock. Radian Group had immediately available directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $360 million at December 31, 2009.

Dividends from our insurance subsidiaries and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In light of on-going losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance and Sherman issue dividends, these dividends will be issued to Radian Guaranty, their direct parent company, and not to Radian Group. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

If the cash Radian Group receives from our subsidiaries pursuant to dividend payments and expense- and tax-sharing arrangements and other sources of liquidity is insufficient for Radian Group to fund its obligations, we may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our financial condition and operating results.

In addition, Radian Group may be required to make additional payments to its subsidiaries under its tax-sharing agreement as follows:

•

In November 2009, new tax legislation was enacted that permits a company to extend the existing carryback period from two years to up to five years for net operating losses (“NOLs”) incurred in 2008 or 2009. Taxpayers are only entitled to extend the carryback period for either the 2008 or 2009 tax year, but not both years. While an analysis of the overall impact has not been completed, we do not believe that this legislation will have a material impact on Radian Group’s consolidated federal income tax; however, if we make an election to extend our carryback provision, Radian Group may be required to make payments to its subsidiaries under the tax-sharing agreement.

•

Certain of our mortgage insurance subsidiaries, other than Radian Guaranty, may not be able to utilize estimated NOLs since they may not generate sufficient taxable income on a separate company basis. If those subsidiaries were to generate taxable income, then Radian Group may be required to make payments to them to the extent such NOL had been utilized on a consolidated basis. Each of these subsidiaries has incurred significant losses in the recent past and we do not expect them to generate any significant taxable income, if any, in the future.

For additional information regarding our liquidity demands and sources of liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.

We provide credit enhancement in the form of derivative contracts. The gains and losses on these derivative contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate in order to estimate the fair value amounts that would be exchanged to sell an asset or transfer a liability. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many derivative products, we have had to use assumptions as to what could be realized in a current market exchange. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the fair values received or paid could be materially different than those reflected in our financial statements. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Instruments and VIE Liabilities” of this Annual Report on Form 10-K.

Temporary market or credit spread changes as well as actual credit improvement or deterioration in our derivative contracts are reflected in changes in fair value of derivative instruments. Because the adjustments referenced above are reflected on our statements of operations, they affect our reported earnings and create earnings volatility. Additionally, beginning in 2008, in accordance with the accounting pronouncement regarding fair value measurements, we made an adjustment to our derivatives valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of fair value of our credit derivatives. Our five-year CDS spread has increased significantly since January 2007, and was 1,530 basis points as of December 31, 2009. This market perception of our high risk of non-performance has had the effect of reducing our derivative liability valuations by approximately $2.5 billion as of December 31, 2009. If our CDS spread were to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our earnings could be significantly reduced.

The performance of our strategic investments could harm our financial results.

Part of our business involves strategic investments in other companies, and we generally do not have control over the way that these companies run their day-to-day operations. Our 28.7% equity interest in Sherman, through Radian Guaranty, currently represents our most significant strategic investment. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, which are generally unsecured, that Sherman typically purchases at deep discounts from national financial institutions and major retail corporations and upon which it subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has certain other similar ventures related to consumer assets. Consequently, Sherman’s results could be adversely impacted by:

•	Sherman’s ability to obtain or renew financing, a portion of which is renewable annually, and its ability to accomplish this on reasonable terms;

•	mispricing of the pools of consumer assets it purchases or the availability of pools for purchase on acceptable terms;

•

macroeconomic or other factors that could diminish the success of its collection efforts on the variety of consumer assets it owns, including new legislation and regulation (or changes to existing legislation or regulation), such as the Credit Card Accountability, Responsibility and Disclosure Act of 2009, that can impact Sherman’s ability to collect and the amount of fees it can charge; and

•

the results of its credit card origination business, which are sensitive to interest-rate changes, charge-off losses and the success of its collection efforts, and which may be impacted by macroeconomic factors that affect a borrower’s ability to pay.

As a result of their significant collection efforts, there is a risk that Sherman could be subject to consumer related lawsuits and other investigations related to fair debt collection practices, which could have an adverse effect on Sherman’s income, reputation and future ability to conduct business. In addition, Sherman is particularly exposed to consumer credit risk as a result of its credit card origination business and unsecured lending business through CreditOne. National credit card lenders have reported decreased spending by card members and an increase in delinquencies and loan write-offs as a result of the on-going turmoil in the consumer credit markets. A continuation of current economic trends could materially impact the future results of Sherman, which, in turn, could have an adverse effect on our results of operations or financial condition.

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

Given our current strategic focus on U.S. mortgage insurance, we have ceased writing new international business and have significantly reduced our existing international exposures. In certain cases, our ability to reduce our exposure depends on our counterparty’s ability to find alternative insurance, which opportunities are limited in the current global economic downturn. Accordingly, we may not be able to recover the capital we invested in our international operations for many years and may not recover all of such capital if losses are worse than expected. Further, any one or more of the risks listed above could limit or prohibit us from effectively running off our international operations.

We currently hold a 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance. This company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005, under Brazilian law, as a significant shareholder, it is possible that we could become liable for our proportionate share of the liabilities of the company (our share represents approximately $86 million as of December 31, 2009), if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. The company is currently in compliance with Brazilian minimum capital requirements although its ability to write new business may be limited.

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

We face litigation risk in the ordinary course of operations, including the risk of class action lawsuits such as those that we are currently facing, including (i) the stockholder class action lawsuits filed in August and September 2007 (Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., which were consolidated into In re Radian Securities Litigation) against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania alleging that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS, and (ii) a purported class action lawsuit filed in April 2008 against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. For additional information regarding these class action lawsuits, see Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K. We cannot predict whether other actions may be brought against us in the future. Any such proceedings could have an adverse affect on our consolidated financial position, results of operations or cash flows.

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our current and former employees and directors provide voluntary testimony in this matter. We believe that the investigation generally relates to the previously proposed merger with MGIC and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

From time to time we have disputes with our customers. If not resolved, these disputes could lead to arbitration or litigation proceedings. Our recent experience with respect to increased insurance rescissions and claim denials has heightened the risk of disputes with our customers, which could potentially lead to the loss of one or more customers or to litigation. In addition, there has been increased litigation in our industry relating to rescissions and claim denials. Although we are not a party to any such litigation, we cannot predict whether such actions may be brought against us. If we engage in material litigation with any customer, the customer could decide to limit the amount of business they conduct with us or terminate our business relationship altogether, which could have a negative impact on our business and results of operations.

Our senior management and board of directors have been required to devote significant time to these and related matters and will likely be required to devote substantial additional time to these matters in the future. There can be no assurance that these lawsuits, regulatory investigations and other legal matters will not have a disruptive effect upon the operations of the business. In addition, we have incurred (and are likely to continue to incur), substantial expenses in connection with such matters, including substantial fees for attorneys and other professional advisors.

We are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages in the event plaintiffs in these or other additional litigation prevail under one or more of their claims. In addition, we are cooperating with the SEC regarding the above investigation but we cannot predict the outcome of any such investigation or other regulatory proceedings. Depending on the outcome of any such investigation or other regulatory proceeding, we may be required to pay material fines, consent to injunctions on future conduct or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition, and liquidity, and on the trading price of our common stock. There can be no assurance that additional lawsuits, regulatory and other matters will not arise.

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

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. In May 2008, the IRS proposed adjustments relating to the 2000 through 2004 tax years, which would increase our tax liability by approximately $121 million for this period. We have appealed these proposed adjustments with the IRS Office of Appeals and have made a “qualified deposit” with the U.S. Department of the Treasury of approximately $85 million to avoid the accrual of the associated above-market-rate interest. In February 2010, the IRS proposed adjustments relating to the 2005 through 2007 tax years, which would increase our tax liability by approximately $6 million. We plan to appeal such proposed adjustments and we may make a “qualified deposit” as described above. Although we disagree with and are contesting with respect to the 2000 through 2004 tax years, and plan to contest with respect to the 2005 through 2007 tax years, the adjustments proposed by the IRS, and believe that our income and loss from these investments were properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the applicable periods, there can be no assurance that we will prevail in opposing the additional tax liability, interest or penalties with respect to this investment. The overall appeals process may take some time, and a final resolution may not be reached until a date many months or years into the future. Additionally, although we believe, after discussions with outside counsel about the issues raised in the examination and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result, if the outcome of this matter results in liability that differs materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

We have concluded that a valuation allowance is required with regard to our $440.9 million net deferred tax asset (“DTA”) and an additional valuation allowance could become necessary.

As of December 31, 2009, we have a net deferred tax asset (“DTA”) in the amount of $440.9 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryforward period provided under the tax law. Among the more significant positive evidence that we considered in determining the amount of valuation allowance needed is our tax planning strategy, which was partially implemented during 2009, of converting the investment portfolio from tax exempt securities to securities that provide fully taxable interest.

A valuation allowance of approximately $6.9 million was recorded against our $440.9 million DTA related to certain state NOLs. These state NOLs were generated by our operating subsidiaries and, due to limitations imposed upon the utilization of such NOLs by the various tax jurisdictions, we cannot be certain that these NOLs will be fully utilized during the applicable carryforward periods. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary. Recognition of an additional valuation allowance could have a material adverse effect on our financial condition, results of operations, and liquidity.

Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.

We have generated substantial NOLs, loss carryforwards and other tax attributes for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully use these tax assets (including NOLs of $1,267 million as of December 31, 2009) will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382 of the IRC) in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership.

On October 8, 2009, our board of directors adopted a Tax Benefit Preservation Plan, and as amended on February 12, 2010 (the “Plan”) in order to protect our ability to utilize our NOLs and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets. Determining whether an “ownership change” has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the IRC and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure you that the IRS or other taxing authority will not claim that we experienced an “ownership change” before we adopted the Plan and attempt to reduce the benefit of our tax assets. Furthermore, while the Plan is intended to deter acquisitions that may adversely affect our tax position, such acquisitions may still occur.

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

Our business and legal liabilities are affected by the application of federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, HERA includes reforms to the FHA, and provides the FHA with greater flexibility in establishing new products and increases the FHA’s competitive position against private mortgage insurers. This law increased the maximum loan amount that the FHA can insure and established a higher minimum cash down-payment. HERA also contained provisions, called the Hope for Homeownership program, by which the FHA is authorized to refinance distressed mortgages in return for lenders and investors agreeing to write down the amount of the original mortgage. The EESA and the U.S. Treasury Department’s Homeowner Affordability and Stability Plan include provisions that encourage further use of the Hope for Homeowners program and further strengthen support for FHA programs by easing restrictions in these programs. We cannot predict with any certainty the long-term impact of these changes upon demand for our products. However, beginning in 2008, the FHA has materially increased its market share, in part by insuring a number of loans that would meet our current underwriting guidelines, as a result of these recent legislative and regulatory changes. See “Our mortgage insurance business faces intense competition” above. Any further increase in the competition we face from the FHA or any other government sponsored entities could harm our business, financial condition and operating results.

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

We and other mortgage insurers have been subject to inquiries from the NYID and the Minnesota Department of Commerce relating to our captive reinsurance and contract underwriting arrangements, and we have also received a subpoena from the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We cannot predict whether these inquiries will lead to further inquiries, or further investigations of these arrangements, or the scope, timing or outcome of the present inquiries or any other inquiry or action by these or other regulators. Although we believe that all of our captive reinsurance and contract underwriting arrangements comply with applicable legal requirements, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws.

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

The laws and regulations affecting the municipal, asset-backed and trade credit debt markets, as well as other governmental regulations, may be changed in ways that could adversely affect our financial guaranty business. Our regulators are reviewing the laws, rules and regulations applicable to financial guarantors in light of the current market disruptions. These reviews could result in additional limitations on our ability to conduct our financial guaranty business, including additional restrictions and limitations on our ability to declare dividends or more stringent statutory capital requirements for all or certain segments of our financial guaranty businesses. Any of these changes could have a material adverse effect on our business, financial condition and operating results.

The implementation of the Basel II capital accord may discourage the use of mortgage insurance.

In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (the “Basel I”), which set out international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, “Basel II”). Basel II was implemented by many banks in the U.S. and many other countries in 2009 and may be implemented by the remaining banks in the U.S. and many other countries in 2010. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 151,697 square feet of office space and 1,240 square feet of space for data storage under a lease that expires in August 2017. In addition, we also lease the following.

•	15,149 square feet of office space for our mortgage insurance regional offices, service centers and on-site offices located throughout the U.S. The leases for this space expire between 2010 and 2012.

•

121,093 square feet of office space for our financial guaranty operations in New York City. The lease for this space expires in 2015. We occupy 40,553 square feet of this space and sublease 80,540 square feet, including 36,140 square feet to C-BASS, 3,847 square feet to Sherman, 24,286 square feet to Pillsbury Winthrop and 16,267 square feet to Akerman Senterfitt LLP. In March 2010, Akerman Senterfitt LLP will take over all of the Pillsbury Winthrop space.

•

Approximately 600 square feet of office space for our financial guaranty operations in London. The lease for this space expires in May 2010, with early termination rights. The lease of the original space, comprising 6,600 square feet, with a term through June 2012, has been assigned to a third party. Radian Group remains as a guarantor on the lease should the assignee fail to perform.

•	Approximately 500 square feet of office space for our mortgage insurance operations in Hong Kong. The lease for this space expires January 2011.

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

We cannot be certain that we will be able to obtain satisfactory lease renewal terms for our operations, as necessary. We believe our existing properties are well utilized, suitable and adequate for our present and anticipated circumstances.

Our two data centers (Dayton and Philadelphia) serve as one another’s disaster recovery sites and support all of our businesses. In addition, we have business continuity recovery plans for our offices in London, New York and Philadelphia.

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

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company (“Deutsche Bank”), FGIC, Ambac and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million, without giving effect to our settlements with Ambac and MBIA of an aggregate of $48 million of the approximately $77 million in total claim liability, as described below. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009, at which time the defendants filed motions to dismiss the action.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represents approximately $21 million of the approximately $77 million in total claim liability. These settlements resolved the declaratory judgment action as it pertains to Ambac and MBIA, and the arbitrations commenced by Ambac and MBIA were dismissed with prejudice. An arbitration hearing with FGIC is expected to be held in the second and third quarters of 2010.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of RESPA. We and other mortgage insurers also have been subject to inquiries from the NYID, the Minnesota Department of Commerce and HUD relating to our captive reinsurance arrangements. For more information, see “Regulation—Federal Regulation—RESPA” above.

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

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our current and former employees and directors provide voluntary testimony in this matter. We believe that the investigation generally relates to the previously proposed merger with MGIC and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

See also “Risk Factors—Legislation and regulatory changes and interpretations could harm our mortgage insurance business,” “The Internal Revenue Service (“IRS”) is examining our tax returns for the years 2000 through 2007” and “We are subject to the risk of private litigation and regulatory proceedings” above.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 25, 2010, there were 82,936,146 shares outstanding and approximately 87 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2009		2008
	High	Low	High	Low
1st Quarter	$4.40	$0.95	$12.43	$4.41
2nd Quarter	3.84	1.20	7.14	1.24
3rd Quarter	12.48	1.81	7.50	0.70
4th Quarter	10.84	4.19	5.49	1.31

We declared cash dividends on our common stock equal to $0.02 per share in the first and second quarters of 2008. In the third and fourth quarters of 2008, and for all quarters of 2009, we declared cash dividends of $0.0025 per share. As a holding company, Radian Group Inc. (“Radian Group”) relies on its operating subsidiaries to fund its dividend payments. For more information on Radian Group’s ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 and Note 15 of Notes to Consolidated Financial Statements.

The following table provides information about repurchases by us during the quarter ended December 31, 2009, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act of 1934, as amended:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/01/09 to 10/31/09	—	$—	—	1,101,355
11/01/09 to 11/30/09	—	—	—	1,101,355
12/01/09 to 12/31/09	—	—	—	1,101,355

(1)	On February 8, 2006, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a share repurchase plan. On November 9, 2006, our board of directors authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. The board did not set an expiration date for this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in Note 1 above.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial data. This information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2009	2008	2007	2006	2005
	(In millions, except per-share amounts and ratios)
Condensed Consolidated Statements of Operations
Net premiums earned—insurance	$825.9	$971.8	$912.3	$907.0	$917.1
Net investment income	214.2	263.0	256.1	234.3	208.4
Change in fair value of derivative instruments	100.0	710.9	(1,214.4)	124.9	110.8
Net gains (losses) on other financial instruments	168.6	(94.3)	63.0	51.4	36.6
Net impairment losses recognized in earnings	(9.3)	(55.2)	(9.4)	(10.6)	—
Gain on sale of affiliate	—	—	181.7	—	—
Other income	14.0	11.7	11.7	20.9	25.3
Total revenues	1,313.4	1,808.0	201.0	1,327.9	1,298.1
Provision for losses	1,337.6	2,205.3	1,308.1	369.3	390.6
Provision for premium deficiency	(61.5)	(108.8)	195.6	—	—
Policy acquisition costs	63.0	136.4	113.2	111.6	115.9
Other operating expenses	203.8	255.5	183.5	242.6	226.0
Interest expense	46.0	53.5	53.0	48.1	43.0
Equity in net income (loss) of affiliates	33.2	59.8	(416.5)	257.0	217.7
Pretax (loss) income	(242.3)	(674.1)	(2,068.9)	813.3	740.3
Net (loss) income	(147.9)	(410.6)	(1,290.3)	582.2	522.9
Diluted net (loss) income per share (1)	$(1.80)	$(5.12)	$(16.22)	$7.08	$5.91
Cash dividends declared per share	$.01	$.045	$.08	$.08	$.08
Average shares outstanding-diluted	81.9	80.3	79.6	82.3	88.7

Condensed Consolidated Balance Sheets
Total assets	$8,076.3	$8,116.1	$8,210.2	$7,960.4	$7,230.6
Total investments	6,137.2	5,981.6	6,411.0	5,745.3	5,513.7
Unearned premiums	823.6	916.7	1,094.7	943.7	849.4
Reserve for losses and loss adjustment expenses (“LAE”)	3,579.0	3,224.5	1,598.8	842.3	801.0
Reserve for premium deficiency	25.4	86.9	195.6	—	—
Long-term debt and other borrowings	698.2	857.8	953.5	747.8	747.5
Variable interest entity (“VIE”) debt	296.1	160.0	—	—	—
Derivative liabilities	238.7	519.3	1,305.7	31.7	—
Stockholders’ equity	2,005.0	2,030.7	2,720.7	4,067.6	3,662.9
Book value per share	$24.22	$25.06	$33.83	$51.23	$44.11

Selected Ratios—Mortgage Insurance (2)
Loss ratio	179.6%	250.4%	143.5%	42.9%	44.5%
Expense ratio	23.2	29.3	22.4	29.2	26.7

Combined ratio	202.8%	279.7%	165.9%	72.1%	71.2%

Selected Ratios—Financial Guaranty (2)
Loss ratio	36.2%	52.7%	50.2%	10.1%	14.9%
Expense ratio	101.2	67.6	48.2	52.2	55.7

Combined ratio	137.4%	120.3%	98.4%	62.3%	70.6%

	2009	2008	2007	2006	2005
	(In millions, except per-share amounts and ratios)
Other Data—Mortgage Insurance
Primary new insurance written	$16,969	$32,513	$57,132	$40,117	$42,592
Direct primary insurance in force	144,268	155,239	143,066	113,903	109,684
Direct primary risk in force	33,765	34,951	31,622	25,311	25,729
Total pool risk in force	2,698	2,950	3,004	2,991	2,711
Total other risk in force (3)	1,000	5,119	10,511	10,322	9,709
Persistency (12 months ended)	82.0%	85.8%	75.4%	67.3%	58.2%

Other Data—Financial Guaranty (4)
Net premiums earned	$101	$163	$133	$132	$153
Net par outstanding	87,420	100,726	116,022	103,966	76,652
Net debt service outstanding	110,208	138,431	164,347	143,728	110,344

(1)	Diluted net income per share and average share information in accordance with the accounting standard regarding earnings per share. The 2005 amount reflects the inclusion of shares underlying contingently convertible debt, which was redeemed on August 1, 2005.
(2)	Calculated under accounting principles generally accepted in the United States (“U.S.”) of America (“GAAP”) using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses, excluding merger expenses, to calculate the expense ratio as a percentage of net premiums earned. The 2008 expense ratio for our mortgage insurance segment includes the write-off of $50.8 million of deferred policy acquisition costs as a result of the establishment of a first-lien premium deficiency reserve. The financial guaranty expense ratio increased in 2008 and 2009 due to the fact that we discontinued writing new business and also due to the recaptures noted below.
(3)	Consists mostly of international insurance risk, second-lien mortgage insurance risk and other structured mortgage-related insurance risk.
(4)	Reflects the recaptures of reinsurance business by certain of our financial guaranty reinsurance customers in 2008 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We have provided these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae together as “Government Sponsored Enterprises” or “GSEs.”

Traditional Mortgage Insurance. Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential, first-lien mortgages (“first-lien”). At December 31, 2009, primary insurance on first-liens made up approximately 92.6% of our total first-lien insurance risk in force, and pool insurance on first-liens made up approximately 7.4% of our total first-lien mortgage insurance risk in force. Our primary business focus is traditional primary mortgage insurance on first-liens.

Non-Traditional Mortgage Credit Enhancement. In addition to traditional mortgage insurance, in the past we have used Radian Insurance or Amerin Guaranty to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages (“second-lien”), credit enhancement on net interest margin securities (“NIMS”), credit default swaps (“CDS”) on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional” or “other risk”). These non-traditional or other risk products were once a growing part of our total mortgage insurance business. However, in light of the deterioration in housing and related credit markets, we stopped writing all non-traditional business in 2007, other than a small amount of international mortgage insurance, which we also discontinued writing in 2008.

Reduction of Legacy Risk. During 2009, in order to maximize our capital base for pursuing new mortgage insurance business, we continued to pursue opportunities to reduce our legacy mortgage insurance portfolio, including a significant reduction in all non-core mortgage insurance risk in force. We executed upon this strategy through a series of commutations, transaction settlements or terminations, including the following notable transactions:

•

We terminated $267 million of risk in force, comprising $237 million of modified pool risk in force and $30 million of pool risk in force (the “December 2009 MI Termination”). In connection with this termination, we paid $198 million to our counterparty, while the existing aggregate loss reserves were $237 million, resulting in approximately $39 million of pre-tax income. Because we include modified pool in our primary insurance in force, this transaction had the effect of reducing our primary insurance in force by $7.5 billion, and reduced our primary delinquency count by 12,575.

•

We terminated certain captive reinsurance agreements, resulting in payments to us of $72 million from the captive trust accounts in excess of our ceded loss recoverable for these transactions. These amounts are accounted for as claims recoveries.

•

In 2009, we terminated $259.6 million of second-lien risk in force for a payment of $89.2 million. In addition, in January 2010, we settled with a counterparty on approximately $21 million of second-lien risk in force for a settlement price of $11.8 million.

•

We paid $63.9 million to terminate all of our five remaining domestic mortgage insurance CDS transactions with a notional amount of $123.2 million. The settlement payments were approximately equal to the fair value of these terminated transactions.

•	We paid $6.5 million to terminate one large international CDS representing approximately $3 billion of notional value.

•	We purchased approximately $65 million of NIMS bonds at a purchase price of $50 million, which approximated the fair value liability for these transactions at December 31, 2009.

Financial Guaranty

Our financial guaranty business has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty, and through Radian Asset Assurance’s wholly-owned subsidiary Radian Asset Assurance Limited (“RAAL”), an insurance company licensed in the United Kingdom.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Historically, investors have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation. Market developments, including ratings downgrades of most financial guaranty insurance companies (including Radian Asset Assurance and RAAL), have significantly reduced the benefits of financial guaranty insurance.

We have provided direct financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or through CDS. Either form of credit enhancement can provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing protection through CDS, we have been able to participate in transactions involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires similar underwriting and surveillance skills.

We have historically offered the following financial guaranty products:

•

Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions, enterprises such as public and private higher education institutions and health care facilities, and for project finance and private finance initiative assets in sectors such as airports, education, healthcare and other infrastructure projects;

•

Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, trust preferred securities (“TruPs”), diversified payment rights (“DPR”), a variety of consumer loans, equipment receivables, real and personal property leases or a combination of asset classes or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses; and

•	Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations.

In the third quarter of 2008, in light of market conditions, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Commensurate with this decision, we have reduced our financial guaranty operations, including reductions in our workforce, and have begun to wind-down the business of RAAL. We have also reduced our financial guaranty exposures through commutations in order to eliminate risk and maximize capital for our mortgage insurance business.

On July 20, 2009, Radian Asset Assurance entered into a commutation and release agreement with Ambac Assurance Corporation and Ambac Assurance UK Limited (collectively, “Ambac”). Under this agreement, on July 24, 2009, Radian Asset Assurance paid a $100 million settlement payment to Ambac to commute $9.8 billion of Radian Asset Assurance net par outstanding assumed from Ambac (the “Ambac Commutation”). The risk commuted under this agreement represented 99.7% of Radian Asset Assurance’s reinsured portfolio with Ambac, 26.2% of Radian Asset Assurance’s total reinsurance portfolio and 9.8% of Radian Asset Assurance’s total insured portfolio, in each case as of June 30, 2009. The Ambac Commutation also reduced Radian Asset Assurance’s financial guaranty exposure to mortgage-backed securities (“MBS”) by 41.9% as of June 30, 2009.

Financial Guaranty Exposure Subject to Recapture or Termination. As a result of the downgrades of our financial guaranty insurance subsidiaries beginning in June 2008, approximately $64.0 billion of our total net par outstanding as of December 31, 2009 (representing 73.2% of our total net par outstanding), remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties.

All of our unaffiliated reinsurance customers have the right to recapture business previously ceded to us due to the downgrades of our financial guaranty financial strength ratings. As of December 31, 2009, $26.3 billion of our net assumed par outstanding (included in total net par outstanding) was subject to recapture. If all of this business was recaptured as of December 31, 2009, the impact on our financial statements would have been as follows:

Statement of Operations (In millions)
Decrease in assumed premiums written	$(278.9)

Decrease in net premiums earned	$(30.6)
Increase in change in fair value of derivative instruments	18.0
Decrease in policy acquisition costs	1.9
Decrease in provision for losses	13.3

Increase in pre-tax income	$2.6

Balance Sheet (In millions)
Decrease in:
Cash	$204.9
Deferred policy acquisition costs	83.3
Accounts and notes receivable	37.4
Derivative assets	0.8
Unearned premiums	248.8
Reserve for losses and LAE	61.4
Derivative liabilities	18.8

Assuming all of this business was recaptured as of December 31, 2009, Radian Asset Assurance’s statutory surplus would have increased by approximately $154.9 million, primarily as a result of the release of contingency reserves. The net present value of installment premiums on derivative contracts would have decreased by $6.7 million.

As of December 31, 2009, as a result of the downgrades of our financial guaranty financial strength ratings, the counterparties to 133 of our financial guaranty transactions currently have the right to terminate these transactions. If all of these counterparties had terminated these transactions as of December 31, 2009, our net par outstanding would have been reduced by $37.7 billion, with a corresponding decrease in unearned premium reserves of $11.5 million and a decrease in the present value of expected future installment premiums of $152.1 million. Net unrealized losses on derivatives of $192.1 million would also have been reversed had these transactions been terminated. We have no transaction where our counterparty currently has the right to terminate the transaction with settlement on a mark-to-market basis.

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

Sherman. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, which are generally unsecured, that Sherman typically purchases at deep discounts from national financial institutions and major retail corporations and upon which it subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has certain other similar ventures related to consumer assets. Sherman used much of its operating cash flow to reduce its total outstanding debt balance in 2009. Radian Guaranty received a $1.5 million dividend from Sherman in January 2010.

C-BASS. Historically, C-BASS was engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. The run-off of C-BASS’s business is dictated by an override agreement to which we and all of C-BASS’s other owners and creditors are parties. This agreement provides the basis for the collection and distribution of cash generated from C-BASS’s whole loans and securities portfolio, as well as the sale of certain assets, including the loan-servicing platform. We recorded a full write off of our equity interest in C-BASS in the third quarter of 2007 and wrote off our $50 million credit facility with C-BASS in the fourth quarter of 2007. See Note 8 of Notes to Consolidated Financial Statements.

As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no continuing interest of value in C-BASS. The effect of C-BASS on our financial position and results of operations as of and for the years ended December 31, 2009 and 2008, was negligible. We have no contractual obligations to C-BASS or its creditors to fund C-BASS’s shareholders’ deficit or any other of its obligations. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. The likelihood that we will recover any of our investment is extremely remote. Accordingly, we believe that the chance that our investments in C-BASS will have anything more than a negligible impact on our financial position, results of operation or cash flows at any time in the future is extremely remote.

Ratings

Our holding company, Radian Group, currently is rated CCC (Stable) by Standard and Poor’s Rating Service (“S&P”) and Caa1 (Negative outlook) by Moody’s Investors Service (“Moody’s”). Our principal operating subsidiaries have been assigned the following financial strength ratings:

	MOODY’S (1)		S&P (2)
Radian Guaranty	Ba3		B+
Radian Insurance	B1		B+	(3)
Amerin Guaranty	Ba3		B+
Radian Asset Assurance	Ba1		BB-
RAAL	Ba1	(3)	(4)

(1)	Moody’s ratings outlook for all our insurance subsidiaries is currently Negative.
(2)	S&P’s ratings outlook for all our subsidiaries is currently Negative.
(3)	We have requested that these ratings be withdrawn.
(4)	Ratings have been withdrawn.

Recent Ratings Actions—S&P

On November 24, 2009, S&P lowered the ratings on our financial guaranty insurance subsidiaries to BB from BBB- and left the ratings on CreditWatch with negative implications. The actions were a result of adverse loss development in our financial guaranty insured portfolio, including in particular TruPs CDOs and their view of the risks related to CDOs of commercial mortgage-backed securities (“CMBS”) and corporate CDOs. In addition, S&P views Radian Asset Assurance’s rating as highly correlated to the rating of Radian Guaranty, because of the risk of Radian Guaranty requiring Radian Asset Assurance to provide it with additional capital. As a result, S&P currently restricts Radian Asset Assurance’s rating to no higher than one notch above Radian Guaranty’s rating.

On December 22, 2009, S&P lowered the ratings on several private mortgage insurance companies, including our mortgage insurance subsidiaries, after placing such ratings on CreditWatch with negative implications on October 27, 2009. S&P downgraded our mortgage insurance subsidiaries ratings from BB- to B+ and removed these ratings from CreditWatch. The actions were the result of S&P’s view that macroeconomic conditions appear to have had a more significant adverse impact on mortgage insurers than they had expected when they last conducted an extensive review of the sector in April 2009. S&P indicated that losses for mortgage insurers have exceeded their prior loss expectations. S&P also assigned a negative outlook for these mortgage insurers, including our mortgage insurance subsidiaries, largely reflecting their belief in the potential for increased losses because of the macroeconomic environment. S&P also lowered the ratings on our financial guaranty insurance subsidiaries from BB to BB- to reflect the ratings change of Radian Guaranty. The ratings of RAAL were withdrawn subsequent to these ratings actions at our request.

Recent Ratings Actions—Moody’s

On February 4, 2010, Moody’s affirmed the insurance financial strength ratings, with Negative outlook, of our mortgage insurance subsidiaries because Moody’s believes that our mortgage insurance capital position has not materially changed over the past year, with the deterioration in the delinquency rate offset by run-off and terminations of second-lien and pool portfolios as well as our purchase of NIMS bonds at a discount to par. According to Moody’s, the Negative outlook reflects the risk of losses being in excess of current estimates, including possible stress at Radian Asset Assurance, the uncertain industry dynamics and the challenging economic environment. Although Moody’s has indicated that Radian Guaranty is relatively well positioned to take advantage of the current market conditions given its stronger relative capital profile, it noted the uncertainty surrounding the private mortgage industry as the U.S. government evaluates possible substantial changes to Fannie Mae and Freddie Mac. Moody’s also downgraded the senior debt rating of Radian Group to Caa1 from Ba3.

Our current ratings and the threat of further ratings actions could have a negative impact on our business and results of operations. See “Risk Factors—We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.”

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The prolonged downturn in the housing and related credit markets, characterized by a decline in home prices in certain markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our business segments. There is a great deal of uncertainty regarding our ultimate loss performance. The potential for a deepening and prolonged recession in the U.S., including high unemployment rates or a delay in any meaningful economic recovery, may add further stress on the performance of our insured assets. Conversely, our performance may be positively impacted by private and governmental initiatives to support homeowners and to stimulate the economy and by a near term stabilization of the economy and the housing market.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults. High unemployment and continued weakness in the U.S. housing and mortgage credit markets throughout 2009 resulted in a 37.5% increase in first-lien primary defaults from 110,553 at December 31, 2008 to 151,998 at December 31, 2009. Overall, the underlying trend of higher defaults continues to be driven by poor performance of our late 2005 through the first half of 2008 books of business. Defaults have been increasing across all our mortgage insurance product lines, including our insured portfolio of prime, first-liens. In addition, we have observed a slowdown in mortgage foreclosures, and consequently a slowdown in claims submitted to us, due to the moratoriums imposed by various government entities and lenders, which has contributed to the increase in our overall default inventory. This increase in defaults was partially mitigated by a 12,575 reduction in defaults relating to a large first-lien termination completed in December 2009. As a result of the slowing of new delinquencies, we expect the delinquency level to stabilize throughout 2010, and decrease by the end of 2010.

•

Loss Provision. In addition to the increase in new defaults during 2009, our mortgage insurance loss provision during 2009 continued to be negatively impacted by higher loan balances on delinquent loans, the aging of our delinquent loans, and a decrease in the rate at which defaults are cured before moving to claim (“cure rate”). During 2009, our mortgage insurance loss provision was positively impacted by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud or other factors. Our current level of rescissions and denials is significantly higher than historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during late 2005 through the first half of 2008) that are in our default inventory, as well as our efforts to examine more claims. We expect this increased level of rescissions and denials to continue in the current environment, in particular with respect to our late 2005 through the first half of 2008 insured portfolios. See “Risk Factors—Insurance rescissions and claim denials may not continue at the levels we have recently experienced.”

Total mortgage insurance claims paid were $970.1 million for 2009. For 2009, excluding the impact of first and second-lien terminations as well as proceeds received from captive terminations, claims paid were $818.0 million, compared to $916.1 million in 2008. Legislation and loan modification programs by the U.S. Treasury and certain of our lender-customers aimed at mitigating the current housing downturn had a positive impact on our business by reducing the number of defaults going to claim. Many of these programs are still being implemented and we cannot be certain of their ultimate impact on our business, results of operations, or the timing of this impact. In addition, various government entities and lenders have imposed moratoriums on foreclosures, some of which have recently been lifted. We expect to experience an increase in claims paid in 2010 to approximately $1.5 billion as these moratoriums expire or are lifted. See “Risk Factors—Loan modification and other similar programs may not provide us with a material benefit.”

•

Smart Home/Captives. We protected against some of our losses relating to riskier primary mortgage insurance products that we insured by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transferred risk to investors in the capital markets. Approximately 3.4% of our primary mortgage insurance risk in force was included in Smart Home transactions at December 31, 2009. Our mortgage insurance provision for losses for the year ended December 31, 2009 was reduced by $40.2 million due to recoverables from Smart Home. Ceded losses recoverable related to Smart Home were $131.2 million at December 31, 2009. In addition to Smart Home, we have transferred a substantial portion of our mortgage insurance risk to captive reinsurance companies affiliated with our lender customers. All of our captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. We expect that some of the captives that are now in run-off will be terminated. Our mortgage insurance provision for losses for the year ended December 31, 2009 was reduced by $89.6 million due to recoverables from captive reinsurance transactions. Ceded losses recoverable on captive reinsurance transactions were $497.3 million at December 31, 2009.

We have received total cash reinsurance recoveries from Smart Home and captive reinsurance arrangements of approximately $180.5 million, which includes approximately $133.1 million received upon termination of certain captive reinsurance transactions in 2009. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balance. We are approaching the maximum amount that we may record as recoverables under our Smart Home and captive reinsurance arrangements; therefore, we expect a limited amount of incremental recoverables booked from these arrangements in future years. Most of the actual cash recoveries, however, will be received over the next few years.

•

New Insurance Written. Primary new insurance written decreased by 47.8% for the year ended December 31, 2009, compared to 2008. This decrease is mainly the result of our more restrictive underwriting guidelines, a reduction of new business writings due to our mortgage insurance capital limitations, the absence of a secondary market for mortgage securitizations (other than the GSEs) and most prominently, increased competition from the Federal Housing Administration (“FHA”), which is currently insuring over 80% of the total mortgage insurance market. Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, we have experienced improvement in the credit profile of our mortgage insurance portfolio. For the year ended December 31, 2009, 99.8% of our new business production was categorized as prime business, compared to 94.1% and 58.2% for the years ended December 31, 2008 and 2007, respectively. In addition, Fair Isaac and Company (“FICO”) scores for the borrowers of these insured mortgages have increased, while the loan-to-value (“LTV”) on these mortgages had decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•

Persistency. The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12 month period, was 82.0% for the year ended December 31, 2009, compared to 85.8% and 75.4% for the years ended December 31, 2008 and 2007, respectively. Excluding the December 2009 MI Termination, the persistency rate for 2009 would have been 86.8%. This increase was mainly due to a decline in refinancing activity as a result of home price depreciation, tighter underwriting standards and an overall decrease in the lending capacity among mortgage originators. We expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

Discontinued Non-Traditional Products

•

NIMS. Our total principal exposure to NIMS was $353.2 million at December 31, 2009, all of which we expect to result in credit losses. We began paying principal claims on our insured NIMS during 2009 and expect that most claim payments will be made in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of December 31, 2009 was $275.8 million and is recorded as derivative assets and VIE debt. Our carrying value includes the net present value of our total expected credit losses and incorporates the market’s perception of our non-performance risk, in accordance with the accounting standard regarding fair value measurements. The difference between our total expected credit losses and the carrying value of our net liability is $77.4 million and is expected to be recognized over the remaining life of the NIMS as the discount is accreted. As part of our loss mitigation initiatives, we purchased additional NIMS that we guarantee during 2009, which reduced our exposure by $65.4 million at December 31, 2009. We repurchased an additional $54.6 million of NIMS in January 2010. We expect to continue to purchase additional NIMS at a discount in 2010 in order to mitigate our ultimate losses.

•

Second-Liens. As of December 31, 2009, our total exposure to second-liens was $262.9 million, down from $622.1 million at December 31, 2008, primarily due to the negotiated settlement of certain second-lien mortgage insurance transactions in 2009. Our second-lien loss reserves declined during 2009 to $43.6 million at December 31, 2009. Our premium deficiency reserve for second-liens also decreased during 2009 by $61.5 million, resulting in a premium deficiency reserve for second-liens of $25.4 million at December 31, 2009. As of December 31, 2009, we had total reserves (comprised of loss reserves and premium deficiency reserves) of $69.0 million against our second-lien portfolio, or 26.2% of the total exposure. Our remaining exposure to second-liens primarily represents the seasoned stable performing portion of our portfolio.

•

Mortgage Insurance CDS. We no longer have any exposure to domestic mortgage insurance CDS. During 2009, we terminated all of our domestic mortgage insurance CDS transactions. The settlement payments were approximately equal to the fair value of the terminated transactions.

Our exposure to international mortgage insurance CDS at December 31, 2009 consisted of one CDS referencing residential mortgage-backed securities (“RMBS”) related to mortgage loans in the Netherlands. This CDS contains prime, low LTV mortgages. Our remaining exposure to this transaction was approximately $127.4 million as of December 31, 2009, with remaining subordination of $15.8 million. Our insurance covers several tranches in this transaction, which are rated between BBB and AAA, with over half of our exposure in the AAA category. This transaction is performing well, and we do not currently expect to pay claims on this transaction.

Financial Guaranty

•

Net Par Outstanding. Our financial guaranty net par outstanding decreased 13.2% to $87.4 billion at December 31, 2009 from $100.7 billion at December 31, 2008. This reduction in net par outstanding was primarily due to the Ambac Commutation ($9.8 billion), along with negotiated settlements of certain CDOs, prepayments or refundings of public finance transactions and the amortization or scheduled maturity of our insured portfolio. In light of our decision in 2008 to discontinue writing new business for the foreseeable future, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to prudently reduce our financial guaranty risk in force.

•

Credit Deterioration. The credit quality of our financial guaranty insurance portfolio deteriorated during 2009. Our internal ratings on our total CDO portfolio migrated downward during 2009 with 11.8% of our net par exposure internally rated BBB or below as of December 31, 2009, compared to 3.7% as of December 31, 2008.

Our directly insured corporate CDO portfolio, representing 84.1% of the net par outstanding of our total CDO portfolio at December 31, 2009, remains highly rated based on our internal ratings, with 81.9% of this exposure rated AAA, and only 2.2% of such exposure rated below investment-grade (“BIG”).

Our portfolio of directly insured bonds (“TruPs bonds”), each representing a senior tranche of a CDO comprised mainly of TruPs, further deteriorated during the second half of 2009, with subordination levels in these transactions being reduced by a significant number of defaults and interest deferrals by issuers of TruPs in the CDO collateral pools. As a result of this deterioration, one of our insured TruPs bonds defaulted due to interest payment shortfalls in October 2009. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our TruPs CDO portfolio.

The collateral underlying our four CDOs of CMBS transactions has also experienced deterioration during 2009. There has been an increase in the delinquencies in the CMBS collateral pools. As of December 31, 2009, total delinquencies ranged from 4.7% to 5.8% across the four CDOs of CMBS, an increase from a range of 0.9% to 1.2% as of December 31, 2008. However, even if all current delinquencies resulted in defaults, substantial subordination would remain. Of the 127 CMBS tranches comprising the collateral for our insured CDO of CMBS transactions, 36 of them have been downgraded by Moody’s from Aaa to between Aa1 and Ba1 and 46 have been downgraded from AAA to between AA+ and B by S&P. Despite this deterioration in the underlying collateral, on our insured CDO of CMBS transactions as a whole remain highly rated internally.

Exposure to subprime, prime, Alt-A and second-to-pay domestic RMBS in our financial guaranty insured portfolio outside of our insured CDO portfolio was reduced during 2009, primarily due to the Ambac Commutation. In particular, exposure to RMBS supported by home equity lines of credit collateral pools declined from $180 million at June 30, 2009 to $95 million at December 31, 2009. Our

BIG exposure (based on our internal ratings) to domestic RMBS outside of our insured CDO portfolio also was reduced during the second half of 2009 due to the Ambac Commutation (a reduction from 62.6% of net par outstanding as of June 30, 2009 to 48.9% as of December 31, 2009). All below investment-grade domestic RMBS exposure is on our Watch List and reserves have been established for these transactions, as appropriate.

Credit deterioration in our insured public finance portfolio continued during 2009, primarily due to the stress from general adverse economic conditions. In particular, the financial condition of obligors in our insured healthcare and long-term care portfolios weakened due to declining cash positions and operating and investment losses. Credits in these sectors have responded to these challenges by taking measures to reduce costs, improve revenues, and implement strategies designed to permit them to better adapt to changing and difficult economic conditions in the future. Our insured education portfolio experienced stress during the year due to declining philanthropy and investment returns. This has pressured these institutions to manage their enrollment and associated revenue, expenses and cash balances. The lagging impact of the economic downturn on the fiscal performance of state and local governments continues to be realized. However, the states and municipalities included within our government-related insured credits have generally been able to manage this stress to date. Our insured public finance portfolio remains highly rated, with 96.5% rated investment grade (at least BBB-) internally as of December 31, 2009, a slight decline from 96.7% as of December 31, 2008. We expect that credit deterioration will continue in 2010, as public finance issuers use accumulated cash balances and surpluses to address budget shortfalls and operating deficiencies.

See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our insured financial guaranty portfolio.

Financial Services

Net income for Sherman for the year ended December 31, 2009 was $135.6 million, compared to $263.4 million for 2008. Reduced business volumes led to a decrease in revenues from Sherman’s credit card origination business, which was partially offset by a decrease in operating and servicing expenses. Our share of Sherman’s net income was $33.2 million for the year ended December 31, 2009, compared to $59.8 million for 2008. Included in our results for 2009 was a write-off of the remaining $5.7 million intangible asset related to our acquisition of an additional interest in Sherman in 2006. See Note 8 of Notes to Consolidated Financial Statements.

Results of Operations—Consolidated

The following table summarizes our consolidated results of operations for 2009, 2008 and 2007 (in millions):

	Year Ended December 31			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net loss	$(147.9)	$(410.6)	$(1,290.3)	(64.0%)	68.2%
Net premiums written-insurance	443.8	816.9	1,085.2	(45.7)	(24.7)
Net premiums earned-insurance	825.9	971.8	912.3	(15.0)	6.5
Net investment income	214.2	263.0	256.1	(18.6)	2.7
Change in fair value of derivative instruments	100.0	710.9	(1,214.4)	(85.9)	n/m
Net gains (losses) on other financial instruments	168.6	(94.3)	63.0	n/m	n/m
Net impairment losses recognized in earnings	(9.3)	(55.2)	(9.4)	(83.2)	n/m
Gain on sale of affiliate	—	—	181.7	n/m	n/m
Other income	14.0	11.7	11.7	19.7	n/m
Provision for losses	1,337.6	2,205.3	1,308.1	(39.3)	68.6
Provision for premium deficiency	(61.5)	(108.8)	195.6	(43.5)	n/m
Policy acquisition costs	63.0	136.4	113.2	(53.8)	20.5
Other operating expenses	203.8	255.5	183.4	(20.2)	39.3
Interest expense	46.0	53.5	53.0	(14.0)	0.9
Equity in net income (loss) of affiliates	33.2	59.8	(416.5)	(44.5)	n/m
Income tax benefit	(94.4)	(263.6)	(778.6)	(64.2)	(66.1)

n/m—not meaningful

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Loss. We incurred a consolidated net loss for 2009 of $147.9 million or $1.80 per share (diluted), compared to a net loss of $410.6 million or $5.12 per share (diluted) for 2008. Our results for 2009 were positively affected by the increase in net gains on other financial instruments as a result of realized gains on sales of securities, a reduction in our mortgage insurance provision for losses due mainly to an increase in our expected rates of insurance rescissions and claim denials, and first- and second-lien terminations and captive reinsurance termination recoveries, most of which were terminated at a cost below our established reserves. Any defaults that occur in the future on these terminated captives will impact our provision for losses. Partially offsetting these improvements, our results for 2009 were impacted by a decrease in change in fair value of derivative instruments due primarily to the prospective implementation of the accounting standard regarding fair value measurements in 2008, for which we recorded a significant gain.

Net Premiums Written and Earned. Consolidated net premiums written for 2009 were $443.8 million, a $373.1 million or 45.7% decrease from $816.9 million for 2008. Consolidated net premiums earned for 2009 were $825.9 million, a $145.9 million or 15.0% decrease from $971.8 million earned for 2008. Premiums written and earned in our mortgage insurance segment decreased as a result of an industry-wide decline in the amount of new mortgage insurance written. The Ambac Commutation in 2009 decreased premiums written in our financial guaranty business by $185.6 million and premiums earned by $15.3 million. In addition, we discontinued writing new financial guaranty business in the second half of 2008, which further contributed to the decrease in 2009 premiums written and earned. Our net premiums earned in our mortgage insurance business were adversely affected in 2009 by $72.8 million as a result of a significant increase in estimated premium refunds associated with our expectation of increased rescissions. The amount of net premiums written in our financial guaranty segment for 2008 includes a reduction of $51.0 million related to the recaptures of business by certain of our reinsurance customers, which also reduced 2008 net premiums earned by $17.1 million.

Net Investment Income. Net investment income for 2009 was $214.2 million, a $48.8 million or 18.6% decrease from $263.0 million in 2008. This decrease in net investment income was due to a decrease in yields on invested assets, primarily as a result of a significant reallocation of our investment portfolio to shorter term investments in anticipation of increasing claim payments in our mortgage insurance segment. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration in a lower rate environment.

Change in Fair Value of Derivative Instruments. For 2009, the change in fair value of derivative instruments was a net gain of $100.0 million, compared to a net gain of $710.9 million for 2008. The components of the gains (losses) included in change in fair value of derivative instruments are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2009	2008	2007
Net premiums earned—derivatives	$55.7	$80.1	$129.5
Financial Guaranty credit derivatives	118.0	445.5	(840.4)
NIMS	(6.2)	117.9	(449.5)
Mortgage insurance domestic and international CDS	(4.8)	(36.7)	(86.2)
Put options on committed preferred custodial trust securities (“CPS”)	(56.2)	109.3	32.2
Other	(6.5)	(5.2)	—

Change in fair value of derivative instruments	$100.0	$710.9	$(1,214.4)

Credit spreads on our insured transactions, particularly corporate CDOs, tightened during 2009, which resulted in unrealized gains on these transactions that were offset by the tightening of our Radian Group CDS spread as summarized in the table below. In 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly, which would have resulted in large unrealized losses on these positions. Offsetting these losses, however, was the impact of a change to our valuation methodology, effective January 1, 2008, that incorporates the market’s perception of our non-performance risk, as required under the new accounting standard regarding fair value measurements. Given the significant widening of our CDS spread since early 2007, the reduction in the valuation of our derivative liabilities related to our non-performance risk more than offset the credit spread widening on underlying collateral for 2008.

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

	December 31 2009	December 31 2008	January 1 2008
Radian Group five-year CDS spread	1,530	2,466	628
(in basis points)

Product (In millions)	Cumulative Unrealized Gain at December 31, 2009	Cumulative Unrealized Gain at December 31, 2008
Corporate CDOs	$629.0	$4,197.1
Non-Corporate CDOs	1,730.9	948.7
NIMS and other	108.7	440.0

Total	$2,468.6	$5,585.8

Net Gains (Losses) on Other Financial Instruments. Net gains on other financial instruments for 2009 were $168.6 million, compared to net losses of $94.3 million for 2008. The components of the gains (losses) on other financial instruments are as follows:

	Year Ended December 31
(In thousands)	2009	2008	2007
Net gains (losses) related to change in fair value of hybrid securities and trading securities	$56.4	$(144.2)	$(1.8)
Net realized gains on investments	199.5	34.5	68.0
Gain on the repurchase of long-term debt	12.0	—	—
(Losses) gains related to change in fair value of NIMS VIE debt	(31.6)	18.4	—
NIMS	(67.7)	(3.0)	(3.2)

	$168.6	$(94.3)	$63.0

During 2009, as market prices of our investments strengthened as a result of the improving domestic and global economic environment, we made the decision to opportunistically realize gains in the investment portfolio, primarily through the sale of taxable bonds, convertible securities and municipal bonds.

Net Impairment Losses Recognized in Earnings. Net impairment losses recognized in earnings for 2009 were $9.3 million, compared to $55.2 million for 2008. Net impairment losses for 2008 included larger impairments on fixed maturity investments available for sale and equity securities available for sale as compared to 2009 impairments. As a result of the adoption of the accounting standard regarding recognition and presentation of other-than-temporary impairments (“OTTI”) effective April 1, 2009, we are required to present net impairment losses as a separate line item in our consolidated statements of operations.

Other Income. Other income in 2009 was $14.0 million compared to $11.7 million in 2008, and consisted mainly of income related to contract underwriting services in our mortgage insurance business, which was higher in 2009 due to an increase in pricing.

Provision for Losses. The provision for losses for 2009 was $1,337.6 million, compared to $2,205.3 million for 2008. While the number of defaults have increased year over year, our provision for losses decreased in 2009, primarily due to a decrease in our mortgage insurance provision for losses as a result of increased levels of estimated insurance rescissions and claim denials. The increased estimates with respect to insurance rescissions and claim denials resulted in a lower default to claim rate used in determining our loss reserve estimate. Also impacting the mortgage insurance provision for losses in 2009, was a reduction due to the termination of certain captive reinsurance transactions and the termination of first-lien and second-lien transactions. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2009 Compared to Year Ended December 31, 2008—Provision for Losses” below. The provision for losses for 2009 reflects expected losses in our structured finance reinsurance and public finance lines of business, which was partially offset by a reduction in losses resulting from the Ambac Commutation and favorable developments in our structured finance direct line of business.

Provision for Premium Deficiency. The reserve for premium deficiency decreased by $61.5 million in 2009, compared to a decrease of $108.8 million in 2008. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust the premium deficiency reserve, if necessary, as actual losses are incurred and premiums are received. In 2009 and 2008, we recorded a decrease in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves and changes in estimates due to the settlement of certain second-lien transactions at less than our estimates of reserves. No provision for premium deficiency existed for our first-lien mortgage insurance portfolio at December 31, 2008 or 2009. See “Critical Accounting Policies—Reserve for Premium Deficiency” below.

Policy Acquisition Costs. Policy acquisition costs were $63.0 million for 2009, a decrease of $73.4 million or 53.8% from $136.4 million for 2008. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated at least quarterly. The total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. In 2009, we wrote off $8.9 million of deferred policy acquisition costs in connection with the Ambac Commutation. During 2008, we wrote off $50.8 million of deferred policy acquisition costs on our domestic first-lien mortgage insurance business originated prior to July 2008, in connection with the establishment of a first-lien premium deficiency reserve for this business, which reduced the base asset to be amortized.

Other Operating Expenses. Other operating expenses were $203.8 million for 2009, compared to $255.5 million for 2008. The decrease in other operating expenses in 2009 compared to 2008 includes (i) a $28.6 million reduction in employee compensation costs such as salaries, pensions and benefits, (ii) an $11.6 million decrease in contract underwriting related expenses, (iii) a $5.0 million decrease in audit and legal fees and (iv) a decrease in compensation expense related to our stock– and cash–based performance plans that are correlated to our stock price.

Interest Expense. Interest expense of $46.0 million for 2009 decreased $7.5 million or 14.0% from $53.5 million for 2008. These amounts reflect interest on our long-term debt and other borrowings. On August 6, 2009, we terminated our revolving credit facility and paid down the remaining balance of $100 million. In addition, during 2009, we repurchased approximately $57.7 million of outstanding principal amount of our 7.75% debentures due 2011. In 2008, we reduced the amount of this credit facility by $100 million, which further reduced our interest expense in 2009. See Note 13 of Notes to Consolidated Financial Statements.

Equity in Net Income (Loss) of Affiliates. Equity in net income of affiliates was $33.2 million for 2009, compared to equity in net income of affiliates of $59.8 million for 2008. Reduced business volumes led to a decrease in revenues from Sherman’s credit card origination business. For more information, see “Results of Operations—Financial Services” below.

Income Tax Benefit. We recorded an income tax benefit of $94.4 million for 2009 and $263.6 million for 2008. The consolidated effective tax rate was 39.0% for 2009, compared to 39.1% for 2008. The consolidated effective tax rate for 2009 was impacted by a decrease in income generated from tax-advantaged investment securities and a reduction in our tax expense related to foreign, state and local taxes. Our 2009 and 2008 consolidated effective tax rate also reflects the increase in tax expense relating to uncertainty in income taxes.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Loss. We incurred a consolidated net loss for 2008 of $410.6 million or $5.12 per share (diluted), compared to a net loss of $1,290.3 million or $16.22 per share (diluted) for 2007. Our results for 2008 were negatively affected by a large increase in the provision for losses in our mortgage insurance business, an increase in net losses on other financial instruments such as our hybrid securities, losses related to other-than-temporarily impaired securities in our investment portfolio, and an increase in other operating expenses. Our 2008 losses were partially offset by an increase in the change in fair value of derivative instruments due to the implementation of the accounting standard regarding fair value measurements and a reduction of our second-lien premium deficiency reserve. Our results for 2007 were negatively affected by the impairment of our investment in C-BASS, a significant decrease in the change in fair value of derivative instruments, a significant increase in the provision for losses in both our financial guaranty and mortgage insurance segments and the establishment of a second-lien premium deficiency reserve. Our 2007 losses were partially offset by the gain on the sale of a portion of our interest in Sherman and a large income tax benefit due to the losses incurred in that year.

Net Premiums Written and Earned. Consolidated net premiums written for 2008 were $816.9 million, a $268.3 million or 24.7% decrease from $1,085.2 million for 2007. Consolidated net premiums earned for 2008 were $971.8 million, a $59.5 million or 6.5% increase from $912.3 million earned for 2007. The year over year decrease in net premiums written was due to the reduction in new financial guaranty business written in 2008, and a decrease in mortgage insurance premiums written as a result of an industry-wide decline in the volume of mortgage originations, our more restrictive underwriting guidelines, a lack of a secondary market for mortgage securitizations and increased competition from the FHA. Net premiums earned in our financial guaranty business in 2008 increased compared to 2007 as a result of an increase in prepayments or refundings of public finance obligations, which resulted in full recognition of our remaining unearned premium. Net premiums earned in our mortgage insurance business also increased in 2008 due to higher 2007 originations and increased persistency in 2008. The amount of net premiums written in our financial guaranty segment for 2008 includes a reduction of $51.0 million related to financial guaranty recaptures of business, which also reduced 2008 net premiums earned by $17.1 million.

Net Investment Income. Net investment income for 2008 was $263.0 million, compared to $256.1 million in 2007. This increase was mainly due to an increase in average investable assets, primarily due to the redemption of approximately $544.7 million of tax and loss bonds during 2008.

Change in Fair Value of Derivative Instruments. For 2008, the change in fair value of derivative instruments was a net gain of $710.9 million, compared to a net loss of $1,214.4 million for 2007. In 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly, which would have resulted in large unrealized losses on these positions. Offsetting these losses, due to the incorporation of our non-performance risk into our fair value measurements as required by the accounting standard regarding fair value measurements, the fair value of our liabilities was reduced by approximately $5.6 billion at December 31, 2008.

Net (Losses) Gains on Other Financial Instruments. Net losses on other financial instruments for 2008 were $94.3 million, compared to net gains of $63.0 million for 2007. The net losses in 2008 were related to the change in fair value of hybrid securities and trading securities in our investment portfolio. Offsetting these losses were gains related to the sale of available for sale securities and gains related to the change in fair value of the NIMS VIE debt and VIE assets that we were required to consolidate in 2008. The gains in 2007 reflected market gains from sales of securities in our investment portfolio offset by net losses related to the change in fair value of hybrid and trading securities.

Net Impairment Losses Recognized in Earnings. Net impairment losses recognized in earnings for 2008 were $55.2 million, compared to $9.4 million for 2007. Net impairment losses for 2008 included impairments of $37.6 million of fixed maturity investments available for sale and $17.6 million of impairments related to equity securities available for sale.

Other Income. Other income in 2008 and 2007 was $11.7 million in each year and consisted mainly of income related to contract underwriting services.

Provision for Losses. The provision for losses for 2008 was $2,205.3 million, compared to $1,308.1 million for 2007. Our mortgage insurance segment experienced a significant increase in delinquencies and claims paid for 2008 compared to 2007. In addition to the increase in delinquencies, the provision for losses was affected by an increase in delinquent loan sizes, an aging of existing delinquencies, an increase in the projected default to claim rates and a continued high level of severity, all of which require a higher loss reserve. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007—Provision for Losses” below. The provision for losses in our financial guaranty segment in 2008 increased slightly from 2007, due primarily to a deterioration of assumed structured mortgage transactions and less favorable loss development with respect to our structured finance business.

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

Policy Acquisition Costs. Policy acquisition costs were $136.4 million for 2008, an increase of $23.2 million or 20.5% from $113.2 million for 2007. In 2008, we wrote off $50.8 million of deferred policy acquisition costs in our mortgage insurance segment in connection with the establishment of a first-lien premium deficiency reserve.

Other Operating Expenses. Other operating expenses were $255.5 million for 2008, compared to $183.4 million for 2007. The increase in 2008 includes: (i) a $10.5 million increase in our reserve for contract underwriting services, (ii) a $9.3 million increase in compensation expense related to our stock- and cash-based performance plans, (iii) an increase in severance costs primarily related to the reduction in our financial guaranty operations, (iv) expenses and fees related to the termination of our pension plan, (v) fees associated with our credit facility and (vi) an increase in audit and legal fees. The increase in 2008 was partially offset by a decrease in salary expense, premium taxes and lower depreciation on software. Included in 2007 other operating expenses is $14.0 million of expenses related to our terminated merger with Mortgage Guaranty Insurance Corporation (“MGIC”) and foreign exchange gains.

Interest Expense. Interest expense was $53.5 million for 2008, compared to $53.0 million for 2007. These amounts reflect interest on our long-term debt and other borrowings. Included in interest expense for 2008 and 2007 was $9.3 million and $4.2 million, respectively, of interest related to the $200 million that we drew down from our unsecured revolving credit facility in August 2007. See Note 13 of Notes to Consolidated Financial Statements.

Equity in Net Income (Loss) of Affiliates. Equity in net income of affiliates was $59.8 million for 2008, compared to equity in net loss of affiliates of $416.5 million for 2007. Sherman contributed all of the equity in net income of affiliates for 2008 compared to $84.8 million for 2007. While Sherman’s earnings remained relatively stable, our equity in net income of affiliates for 2008 reflects our reduced holdings in Sherman, effective September 1, 2007, as a result of our sale of a portion of our interests in Sherman, as well as the subsequent increase in our ownership from 21.8% to 28.7% in August 2008. The equity in net loss of affiliates in 2007 was primarily driven by the impairment of our total equity investment in C-BASS and the write-down of our $50 million credit facility with C-BASS.

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

Results of Operations—Mortgage Insurance

The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Year Ended December 31			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net loss	$(337.8)	$(784.6)	$(695.4)	(56.9%)	(12.8)%
Net premiums written-insurance	630.1	787.2	898.5	(20.0)	(12.4)
Net premiums earned-insurance	724.4	808.8	779.3	(10.4)	3.8
Net investment income	129.9	154.6	148.3	(16.0)	4.2
Change in fair value of derivative instruments	(14.4)	102.2	(467.6)	n/m	n/m
Net gains (losses) on other financial instruments	65.6	(62.9)	49.2	n/m	n/m
Net impairment losses recognized in earnings	(9.3)	(20.2)	(9.3)	(54.0)	n/m
Other income	12.3	11.1	11.3	10.8	(1.8)
Provision for losses	1,300.8	2,090.8	1,210.0	(37.8)	72.8
Provision for premium deficiency	(61.5)	(108.8)	195.6	(43.5)	n/m
Policy acquisition costs	27.6	89.1	67.8	(69.0)	31.4
Other operating expenses	140.5	155.4	135.2	(9.6)	14.9
Interest expense	15.4	27.6	27.9	(44.2)	(1.1)
Income tax benefit	(176.4)	(476.0)	(429.9)	(62.9)	10.7

n/m—not meaningful

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Loss. Our mortgage insurance segment’s net loss for 2009 was $337.8 million, compared to a net loss of $784.6 million for 2008. The significant reduction in net loss for 2009 compared to 2008 was the result of a reduction in the provision for losses, primarily due to increased levels of estimated insurance rescissions and claim denials, and a benefit from certain first- and second-lien terminations and captive reinsurance termination recoveries. This positive impact was partially offset by lower net premiums earned and a loss in the fair value of our derivative instruments.

Net Premiums Written and Earned. Net premiums written for 2009 were $630.1 million, a $157.1 million or 20.0% decrease from $787.2 million for 2008. Net premiums earned for 2009 were $724.4 million, an $84.4 million or 10.4% decrease compared to $808.8 million for 2008. Premiums written and earned decreased during 2009, primarily as the result of the overall industry-wide decrease in the volume of new primary insurance written during 2008 and 2009. In addition, we ceased writing second-lien business in the second half of 2007, which resulted in a decrease in premiums written and earned from this product in 2008 and 2009 as this business runs off. We also reduced the level of international business written during 2008 and 2009, and terminated certain existing international transactions resulting in a reduction of premiums written and earned. Additionally, net premiums earned were reduced in 2009 by $72.8 million due to a significant increase in estimated premium refunds associated with our expectation of increased rescissions.

The following table provides additional information related to mortgage insurance premiums written and earned for the years indicated:

	Year Ended December 31
	2009		2008	2007
	(In thousands)
Premiums written
Primary and pool insurance	$650,060		$759,943	$835,961
Second-lien	(41	)(1)	11,458	27,236
International	(19,943	)(1)	15,831	35,306

Total premiums written-insurance	$630,076		$787,232	$898,503

Premiums earned
Primary and pool insurance	$703,076		$768,723	$730,966
Second-lien	5,621		18,727	32,744
International	15,726		21,331	15,549

Total premiums earned-insurance	$724,423		$808,781	$779,259

Smart Home (in millions)
Ceded premiums written	$10.9		$13.0	$11.0
Ceded premiums earned	$10.9		$13.0	$11.4

(1)	Reflects the termination of certain second-lien insurance and international reinsurance transactions.

Net Investment Income. Net investment income attributable to our mortgage insurance business for 2009 was $129.9 million, a decrease of $24.7 million or 16.0%, compared to $154.6 million for 2008. The decrease in investment income in 2009 compared to 2008 reflects a decrease in yields related to invested assets as a result of a reallocation of our investment portfolio to shorter term investments in anticipation of future claim payments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration in a lower interest rate environment.

Change in Fair Value of Derivative Instruments. The change in fair value of derivative instruments was a loss of $14.4 million for 2009, compared to a gain of $102.2 million for 2008. The components of the (losses) gains included in change in fair value of derivative instruments for our mortgage insurance segment are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2009	2008	2007
Net premiums earned–derivatives	$2.3	$26.2	$68.1
NIMS	(6.2)	117.9	(449.5)
Mortgage insurance domestic and international CDS	(4.8)	(36.7)	(86.2)
Other	(5.7)	(5.2)	—

Change in fair value of derivative instruments	$(14.4)	$102.2	$(467.6)

The positive results for NIMS for 2008 reflect the impact of implementing the new accounting standard regarding fair value measurements. In 2008, approximately half of our NIMS were consolidated, whereas in 2009, all NIMS have been consolidated. Prior to consolidation, changes in the fair value of NIMS assets and liabilities were reported in the change in fair value of derivative instruments. After consolidation, the NIMS liabilities are recorded as VIE debt and the changes in fair value of the VIE debt are now reported in net gains (losses) on other financial instruments.

Net Gains (Losses) on Other Financial Instruments. Net gains on other financial instruments in our mortgage insurance investment portfolio were $65.6 million for 2009, compared to net losses of $62.9 million for 2008. The components of the gains (losses) on other financial instruments are as follows:

	Year Ended December 31
(In thousands)	2009	2008	2007
Net gains (losses) related to change in fair value of hybrid securities and trading securities	$56.8	$(111.5)	$(1.9)
Net realized gains on investments	104.1	33.2	54.3
Gain on the repurchase of long-term debt	4.0	—	—
(Losses) gains related to change in fair value of NIMS VIE debt	(31.6)	18.4	—
NIMS	(67.7)	(3.0)	(3.2)

	$65.6	$(62.9)	$49.2

During 2009, as market prices of our investments strengthened as a result of the improving domestic and global economic environment, we made the decision to opportunistically realize gains in the investment portfolio, primarily through the sale of taxable bonds, convertible securities and municipal bonds.

Net Impairment Losses Recognized in Earnings. Net impairment losses recognized in earnings for 2009 were $9.3 million, compared to $20.2 million for 2008. Net impairment losses for 2009 included a decreased level of impairments on fixed maturity investments available for sale and equity securities available for sale, as compared to 2008 impairments.

Other Income. Other income for 2009 was $12.3 million, compared to $11.1 million in 2008. Other income primarily includes income related to contract underwriting services, which was higher in 2009, as a result of increased pricing.

Provision for Losses. The provision for losses for 2009 was $1,300.8 million, compared to $2,090.8 million for 2008. Our mortgage insurance loss provision continues to be negatively impacted by an increase in new defaults, generally higher average loan balances on delinquent loans and an aging of existing defaults. The provision for losses for 2009 includes the effect of increased levels of estimated insurance rescissions and claim denials, which resulted in a lower default to claim rate used in determining our loss reserve estimate. Our projected default to claim rate decreased from 46% at December 31, 2008 to 36% at December 31, 2009, primarily as a result of our estimate of rescissions and denials. In 2009, the increased estimate of rescissions and denials included in our loss reserve estimates reduced our provision for losses by approximately $1 billion. The comparable change in 2008 was approximately $0.4 billion. In addition, during 2009, we rescinded or denied approximately $904 million of first-lien claims submitted to us for payment (“submitted claims”), compared to approximately $166 million for 2008. Of the $904 million of claims rescinded or denied in 2009, approximately $440 million related to claims from policies where we were in a first loss position and would have paid the claim absent the rescission or denial, while approximately $464 million related to claims where we were in a second loss position and regardless of such rescission or denial would not have necessarily been responsible to pay the claim as a result of deductibles and other exposure limitations included in our policies. In 2008, the comparable first and second loss submitted claims rescinded or denied were $94 million and $72 million, respectively. These amounts also include a small amount of submitted claims that were subsequently withdrawn by the insured. We believe that the elevated levels of insurance rescissions and claim denials and the elevated levels of defaults are related, and are in part the result of underwriting deficiencies which existed during 2005 through the first half of 2008. Our mortgage insurance loss provision was also reduced by approximately $89 million due to the termination of certain captive reinsurance transactions and the termination of first- and second-lien transactions.

The following table shows the cumulative denial and rescission rates as of December 31, 2009 on our first-lien portfolio in the quarter the claims were received for the periods indicated:

	Claim Received Quarter	Cumulative Rescission Rate for each quarter (1)	Percentage of Claims Resolved (2)
Structured	Q1 2008	16.6%	100%
	Q2 2008	16.9%	100%
	Q3 2008	23.3%	99%
	Q4 2008	28.4%	98%
	Q1 2009	28.2%	91%
	Q2 2009	21.8%	78%

Flow	Q1 2008	8.8%	100%
	Q2 2008	9.9%	99%
	Q3 2008	16.8%	98%
	Q4 2008	16.3%	96%
	Q1 2009	19.0%	91%
	Q2 2009	13.6%	77%

Total	Q1 2008	12.5%	100%
	Q2 2008	13.4%	99%
	Q3 2008	19.9%	98%
	Q4 2008	22.0%	97%
	Q1 2009	23.3%	91%
	Q2 2009	17.6%	78%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent the cumulative rate for each quarter as of December 31, 2009 based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.
(2)	For each quarter, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for the quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the third and fourth quarters of 2009, a significant portion of claims received in those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful. See “Risk Factors—Insurance rescissions and claim denials may not continue at the levels we have recently experienced.”

Provision for Premium Deficiency. The reserve for premium deficiency decreased by $61.5 million in 2009, compared to a $108.8 million decrease in 2008. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust a premium deficiency reserve, if necessary, as actual losses are incurred and premiums received. In 2009 and 2008, we recorded a decrease in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves. In 2009, we terminated certain second-lien transactions at less than our estimate, which reduced our premium deficiency reserve. No reserve for premium deficiency existed for our first-lien mortgage insurance portfolio at December 31, 2009 or 2008, as the estimated present value of expected premiums plus net reserves exceeded the present value of expected losses. See “Critical Accounting Policies—Reserve for Premium Deficiency” below.

Policy Acquisition Costs. Policy acquisition costs were $27.6 million for 2009, compared to $89.1 million for 2008. The decrease in policy acquisition costs in 2009 compared to 2008 is primarily attributed to the write-off of $50.8 million of deferred policy acquisition costs in 2008 in connection with the establishment of a first-lien premium deficiency reserve, which reduced the base asset to be amortized.

Other Operating Expenses. Other operating expenses were $140.5 million for 2009, a decrease of $14.9 million or 9.6%, compared to $155.4 million for 2008. The decrease in other operating expenses in 2009, was primarily due to lower employee compensation costs and lower contract underwriting expenses. Contract underwriting expenses for 2009, including the impact of reserves for remedies, were $11.6 million, compared to $31.5 million for 2008. The contract underwriting expenses in 2008 include a $10.5 million increase in reserves for remedies established for contract underwriting. Other operating expenses also include increased outside consulting fees, partially offset by a decrease in premium taxes as a result of a decrease in new business written, and software depreciation. During 2009, loans underwritten via contract underwriting for flow business accounted for 14.1% of applications, 12.5% of commitments for insurance and 13.0% of insurance certificates issued, compared to 12.4%,11.5% and 10.7%, respectively, for 2008.

Interest Expense. Interest expense attributable to our mortgage insurance business for 2009 was $15.4 million compared to $27.6 million for 2008. Both periods include an allocation to the mortgage insurance segment of interest on our long-term debt and other borrowings, based on allocated capital.

Income Tax Benefit. We recorded an income tax benefit of $176.4 million for 2009 and $476.0 million for 2008. The effective tax rate was 34.3% for 2009, compared to 37.8% for 2008. The effective tax rate for 2009 reflects an increase in the ratio of income generated from tax-advantaged investment securities compared to loss generated from operations, and an increase in tax expense relating to the accounting standard regarding accounting for uncertainty in income taxes.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Loss. Our mortgage insurance segment’s net loss for 2008 was $784.6 million, compared to a net loss of $695.4 million for 2007. Our 2008 results were negatively impacted by a significant increase in the provision for losses, an increase in net losses on other financial instruments, such as our hybrid securities and other-than-temporarily impaired securities in our investment portfolio, and an increase in policy acquisition costs and other operating expenses. Our 2008 losses were partially offset by a positive change in fair value of derivative instruments due to the implementation of the accounting standard regarding fair value measurements and a reduction of our second-lien premium deficiency reserve.

Net Premiums Written and Earned. Net premiums written for 2008 were $787.2 million, a $111.3 million or 12.4% decrease from $898.5 million for 2007. Net premiums earned for 2008 were $808.8 million, a $29.5 million or 3.8% increase compared to $779.3 million for 2007. Primary new insurance written decreased in 2008, mainly due to a decrease in mortgage loan originations, our more restrictive underwriting guidelines, the absence of a secondary market for writing structured mortgage insurance business and increased competition from the FHA. In addition, net premiums written on our non-traditional business decreased significantly in 2008 compared to 2007, as we discontinued writing this business. The increase in net premiums earned in 2008 compared to 2007 resulted from the higher volume of primary new insurance written during 2007 compared to prior years and an increase in persistency rates.

Net Investment Income. Net investment income attributable to our mortgage insurance business for 2008 was $154.6 million, an increase of $6.3 million or 4.2%, compared to $148.3 million for 2007. Investment income for 2008 reflects an increase in average investable assets primarily due to the redemption of tax and loss bonds during 2008.

Change in Fair Value of Derivative Instruments. The change in fair value of derivative instruments was a gain of $102.2 million for 2008, compared to a loss of $467.6 million for 2007. The 2008 results reflect our implementation of the accounting standard regarding fair value measurements, which resulted in a gain. The loss in 2007 was a reflection of the market conditions during that year.

Net (Losses) Gains on Other Financial Instruments. Net losses on other financial instruments in our mortgage insurance segment were $62.9 million for 2008, compared to net gains of $49.2 million for 2007. The net losses in 2008 were related to the change in fair value of hybrid securities and trading securities in our investment portfolio. Offsetting these losses were gains related to the change in fair value of the NIMS VIE debt and VIE assets that we were required to consolidate in 2008. The gains in 2007 reflected gains from sales of securities in our investment portfolio and net losses related to the change in fair value of hybrid and trading securities.

Net Impairment Losses Recognized in Earnings. Net impairment losses recognized in earnings for 2008 were $20.2 million, compared to $9.3 million for 2007. Net impairment losses for 2008 included impairments on fixed maturity investments available for sale and equity securities available for sale.

Other Income. Other income for 2008 was $11.1 million, compared to $11.3 million in 2007. Other income primarily includes income related to contract underwriting services.

Provision for Losses. The provision for losses for 2008 was $2,090.8 million, compared to $1,210.0 million for 2007. The 2008 amount reflects increases in delinquencies and claims paid, larger delinquent loan balances, a higher ratio at which delinquencies were moving to claim and a continued high level of severity. Deterioration in economic conditions and home price declines resulted in a significant increase in delinquencies during 2007 and 2008, particularly among loans originated in 2005 through the first half of 2008, with primary areas of deteriorating performance in California, Florida, Nevada and several Midwestern states. The adjustable rate mortgage (“ARM”) portion of our portfolio also contributed to the rise in delinquencies in 2007 and 2008, as resets forced many homeowners into default without the ability to refinance.

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

Policy Acquisition Costs. Policy acquisition costs were $89.1 million for 2008, compared to $67.8 million for 2007. In 2008, we wrote off $50.8 million of deferred policy acquisition costs in connection with the establishment of a first-lien premium deficiency reserve in 2008. During 2007, amortization expense was impacted by an increase in persistency rates and updates to our loss ratios assumptions, both of which affected the rate at which deferred policy acquisition costs were amortized.

Other Operating Expenses. Other operating expenses were $155.4 million for 2008, an increase of $20.2 million or 14.9%, compared to $135.2 million for 2007. The increase in other operating expenses in 2008 was primarily due to a $10.5 million increase in reserves for remedies established for our contract underwriting business and outside consulting fees, partially offset by a decrease in premium taxes as a result of a decrease in new business written, and a decrease in software depreciation. Contract underwriting expenses for 2008, including the impact of reserves for remedies in other operating expenses, were $31.5 million, compared to $22.6 million for 2007. During 2008, loans underwritten via contract underwriting for flow business accounted for 12.4% of applications, 11.5% of commitments for insurance and 10.7% of insurance certificates issued compared to 12.4%, 11.5%, and 10.1%, respectively for 2007. Included in 2007 other operating expenses was $13.4 million of expense related to our terminated merger with MGIC and foreign currency gains.

Interest Expense. Interest expense attributable to our mortgage insurance business for 2008 was $27.6 million compared to $27.9 million for 2007. Both periods include interest on our long-term debt and other borrowings that was allocated to the mortgage insurance segment, based on allocated capital.

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

	Year Ended December 31
	2009		2008		2007
	($ in millions)
Primary new insurance written (“NIW”)
Flow	$16,969	100.0%	$31,265	96.2%	$40,335	70.6%
Structured	—	—	1,248	3.8	16,797	29.4

Total Primary	$16,969	100.0%	$32,513	100.0%	$57,132	100.0%

Flow
Prime	$16,942	99.8%	$29,359	93.9%	$29,800	73.9%
Alternative-A (“Alt-A”)	11	0.1	1,170	3.7	6,847	17.0
A minus and below	16	0.1	736	2.4	3,688	9.1

Total Flow	$16,969	100.0%	$31,265	100.0%	$40,335	100.0%

Structured
Prime	$—	—	$1,245	99.8%	$3,436	20.5%
Alt-A	—	—	3	0.2	12,515	74.5
A minus and below	—	—	—	—	846	5.0

Total Structured	$—	—	$1,248	100.0%	$16,797	100.0%

Total
Prime	$16,942	99.8%	$30,604	94.1%	$33,236	58.2%
Alt-A	11	0.1	1,173	3.6	19,362	33.9
A minus and below	16	0.1	736	2.3	4,534	7.9

Total Primary	$16,969	100.0%	$32,513	100.0%	$57,132	100.0%

	Year Ended December 31
	2009		2008		2007
	($ in millions)
Total primary new insurance written by FICO (a) Score
Flow
>=740	$12,293	72.5%	$14,792	47.3%	$11,108	27.6%
680-739	4,403	25.9	11,454	36.6	14,891	36.9
620-679	272	1.6	4,642	14.9	11,988	29.7
<=619	1	—	377	1.2	2,348	5.8

Total Flow	$16,969	100.0%	$31,265	100.0%	$40,335	100.0%

Structured
>=740	$—	—	$790	63.3%	$5,189	30.9%
680-739	—	—	441	35.3	7,123	42.4
620-679	—	—	17	1.4	3,947	23.5
<=619	—	—	—	—	538	3.2

Total Structured	$—	—	$1,248	100.0%	$16,797	100.0%

Total
>=740	$12,293	72.5%	$15,582	47.9%	$16,297	28.5%
680-739	4,403	25.9	11,895	36.6	22,014	38.5
620-679	272	1.6	4,659	14.3	15,935	27.9
<=619	1	—	377	1.2	2,886	5.1

Total Primary	$16,969	100.0%	$32,513	100.0%	$57,132	100.0%

(a)	FICO credit scoring model.

	Year Ended December 31
	2009		2008		2007
Percentage of primary new insurance written
Refinances	41%		30%		37%
95.01% LTV (b) and above	0.1%		11%		25%
ARMs
Less than five years	0.1%		1%		13%
Five years and longer	1.6%		8%		11%
Primary risk written ($ in millions)
Flow	$3,663	100.0%	$7,494	95.9%	$10,325	85.3%
Structured	—	—	318	4.1	1,785	14.7

Total	$3,663	100.0%	$7,812	100.0%	$12,110	100.0%

(b)	LTV ratio: The ratio of the original loan amount to the original value of the property.

	December 31
	2009		2008		2007
	($ in millions)
Primary insurance in force
Flow	$121,596	84.3%	$121,439	78.2%	$105,246	73.6%
Structured	22,672	15.7	33,800	21.8	37,820	26.4

Total Primary	$144,268	100.0%	$155,239	100.0%	$143,066	100.0%

Prime	$111,398	77.2%	$111,558	71.9%	$93,577	65.4%
Alt-A	22,941	15.9	32,623	21.0	37,031	25.9
A minus and below	9,929	6.9	11,058	7.1	12,458	8.7

Total Primary	$144,268	100.0%	$155,239	100.0%	$143,066	100.0%

	December 31
	2009		2008		2007
Modified pool insurance in force (1)
Prime	$1,508	16.0%	$3,141	17.0%	$3,630	17.7%
Alt-A	7,649	81.2	15,027	81.4	16,506	80.6
A minus and below	258	2.8	294	1.6	344	1.7

Total modified pool	$9,415	100.0%	$18,462	100.0%	$20,480	100.0%

Primary risk in force
Flow	$29,971	88.8%	$30,388	86.9%	$26,531	83.9%
Structured	3,794	11.2	4,563	13.1	5,091	16.1

Total Primary	$33,765	100.0%	$34,951	100.0%	$31,622	100.0%

Flow
Prime	$25,036	83.5%	$24,815	81.7%	$20,616	77.7%
Alt-A	3,121	10.4	3,584	11.8	3,810	14.4
A minus and below	1,814	6.1	1,989	6.5	2,105	7.9

Total Flow	$29,971	100.0%	$30,388	100.0%	$26,531	100.0%

Structured
Prime	$2,059	54.3%	$2,390	52.4%	$2,116	41.5%
Alt-A	1,083	28.5	1,412	30.9	1,978	38.9
A minus and below	652	17.2	761	16.7	997	19.6

Total Structured	$3,794	100.0%	$4,563	100.0%	$5,091	100.0%

Total
Prime	$27,095	80.2%	$27,205	77.8%	$22,732	71.9%
Alt-A	4,204	12.5	4,996	14.3	5,788	18.3
A minus and below	2,466	7.3	2,750	7.9	3,102	9.8

Total Primary	$33,765	100.0%	$34,951	100.0%	$31,622	100.0%

Modified pool risk in force (1)
Prime	$104	17.8%	$154	18.2%	$163	18.5%
Alt-A	456	78.2	668	78.9	688	78.5
A minus and below	23	4.0	25	2.9	27	3.0

Total modified pool	$583	100.0%	$847	100.0%	$878	100.0%

(1)	Included in primary insurance amounts.

As a result of terminations of mortgage insurance transactions during 2009, primary insurance in force was reduced by $7.5 billion, and primary insurance risk in force was reduced by $237 million.

	December 31
	2009		2008		2007
	($ in millions)
Total primary risk in force by FICO score
Flow
>=740	$10,526	35.1%	$9,436	31.1%	$7,060	26.6%
680-739	10,790	36.0	11,253	37.0	9,773	36.8
620-679	7,329	24.5	8,195	27.0	8,059	30.4
<=619	1,326	4.4	1,504	4.9	1,639	6.2

Total Flow	$29,971	100.0%	$30,388	100.0%	$26,531	100.0%

Structured
>=740	$1,036	27.3%	$1,233	27.0%	$1,177	23.1%
680-739	1,168	30.8	1,422	31.2	1,488	29.2
620-679	990	26.1	1,205	26.4	1,490	29.3
<=619	600	15.8	703	15.4	936	18.4

Total Structured	$3,794	100.0%	$4,563	100.0%	$5,091	100.0%

Total
>=740	$11,562	34.3%	$10,669	30.5%	$8,237	26.1%
680-739	11,958	35.4	12,675	36.3	11,261	35.6
620-679	8,319	24.6	9,400	26.9	9,549	30.2
<=619	1,926	5.7	2,207	6.3	2,575	8.1

Total Primary	$33,765	100.0%	$34,951	100.0%	$31,622	100.0%

Percentage of primary risk in force
Refinances	31%		30%		31%
95.01% LTV and above	21%		22%		24%
ARMs
Less than five years	8%		9%		12%
Five years and longer	8%		9%		10%

	December 31
	2009		2008		2007
	($ in millions)
Total primary risk in force by LTV
85.00% and below	$3,263	9.6%	$3,598	10.3%	$3,819	12.1%
85.01% to 90.00%	12,589	37.3	12,331	35.3	10,600	33.5
90.01% to 95.00%	10,996	32.6	11,217	32.1	9,674	30.6
95.01% and above	6,917	20.5	7,805	22.3	7,529	23.8

Total Primary	$33,765	100.0%	$34,951	100.0%	$31,622	100.0%

Total primary risk in force by policy year
2005 and prior	$9,709	28.7%	$11,526	33.0%	$13,983	44.2%
2006	4,390	13.0	5,196	14.9	6,016	19.0
2007	9,443	28.0	10,711	30.6	11,623	36.8
2008	6,725	19.9	7,518	21.5	—	—
2009	3,498	10.4	—	—	—	—

Total Primary	$33,765	100.0%	$34,951	100.0%	$31,622	100.0%

Pool risk in force
Prime	$1,918	71.1%	$2,090	70.8%	$2,111	70.3%
Alt-A	246	9.1	291	9.9	293	9.7
A minus and below	534	19.8	569	19.3	600	20.0

Total Pool	$2,698	100.0%	$2,950	100.0%	$3,004	100.0%

Total pool risk in force by policy year
2005 and prior	$2,183	80.9%	$2,402	81.4%	$2,484	82.7%
2006	236	8.7	252	8.6	265	8.8
2007	223	8.3	237	8.0	255	8.5
2008	56	2.1	59	2.0	—	—

Total Pool	$2,698	100.0%	$2,950	100.0%	$3,004	100.0%

Total modified pool risk in force by policy year (1)
2005 and prior	$243	41.7%	$295	34.8%	$330	37.6%
2006	98	16.8	211	24.9	212	24.1
2007	235	40.3	333	39.3	336	38.3
2008	7	1.2	8	1.0	—	—

Total modified pool	$583	100.0%	$847	100.0%	$878	100.0%

(1)	Included in primary insurance amounts.

	December 31
	2009	2008	2007
	(In millions)
Other risk in force
Second-lien
1st loss	$147	$267	$377
2nd loss	116	355	548
NIMS	353	438	604
International
1st loss-Hong Kong primary mortgage insurance	257	413	465
Reinsurance	—	153	103
CDS	127	3,361	8,202
Other
Domestic CDS	—	132	212

Total other risk in force	$1,000	$5,119	$10,511

	December 31
	2009	2008	2007
Default Statistics—Primary Insurance:
Flow
Prime
Number of insured loans	614,590	624,970	565,563
Number of loans in default	78,130	44,575	20,632
Percentage of total loans in default	12.71%	7.13%	3.65%
Alt-A
Number of insured loans	60,616	68,948	74,559
Number of loans in default	22,177	16,959	7,980
Percentage of total loans in default	36.59%	24.60%	10.70%
A minus and below
Number of insured loans	53,932	59,189	63,853
Number of loans in default	20,911	15,768	10,087
Percentage of total loans in default	38.77%	26.64%	15.80%
Total Flow
Number of insured loans	729,138	753,107	703,975
Number of loans in default	121,218	77,302	38,699
Percentage of total loans in default	16.62%	10.26%	5.50%
Structured
Prime
Number of insured loans	52,629	67,165	64,789
Number of loans in default	7,520	6,692	4,707
Percentage of total loans in default	14.29%	9.96%	7.27%
Alt-A
Number of insured loans	43,615	80,491	97,526
Number of loans in default	15,295	18,747	8,783
Percentage of total loans in default	35.07%	23.29%	9.01%
A minus and below
Number of insured loans	19,287	22,315	28,747
Number of loans in default	7,965	7,812	8,659
Percentage of total loans in default	41.30%	35.01%	30.12%
Total Structured
Number of insured loans	115,531	169,971	191,062
Number of loans in default	30,780	33,251	22,149
Percentage of total loans in default	26.64%	19.56%	11.59%

	December 31
	2009	2008	2007
Total Primary Insurance
Prime
Number of insured loans	667,219	692,135	630,352
Number of loans in default (1)	85,650	51,267	25,339
Percentage of total loans in default	12.84%	7.41%	4.02%
Alt-A
Number of insured loans	104,231	149,439	172,085
Number of loans in default (1)	37,472	35,706	16,763
Percentage of total loans in default	35.95%	23.89%	9.74%
A minus and below
Number of insured loans	73,219	81,504	92,600
Number of loans in default (1)	28,876	23,580	18,746
Percentage of loans in default	39.44%	28.93%	20.24%
Total Primary
Number of insured loans	844,669	923,078	895,037
Number of loans in default (2)	151,998	110,553	60,848
Percentage of loans in default	17.99%	11.98%	6.80%
Default Statistics—Pool Insurance:
Number of loans in default (1)(3)	36,397	32,677	26,526

(1)	For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days. Accordingly, the amounts represented in this table exclude loans that are 60 or fewer days past due, in each case as of December 31 of each year.
(2)	Includes an estimated 3,302, 5,373 and 4,477 defaults at December 31, 2009, 2008 and 2007, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated, primarily due to deductibles, or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.
(3)	Includes an estimated 18,033, 23,364 and 20,194 defaults at December 31, 2009, 2008 and 2007, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated, primarily due to deductibles, or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.

The following table shows the number of modified pool loans that we have insured, the related loans in default and the percentage of loans in default as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics.

	December 31
	2009	2008	2007
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	42,509	86,350	95,454
Number of loans in default	12,677	16,725	6,803
Percentage of loans in default	29.82%	19.37%	7.13%

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days.

The total number of loans in default, including second-liens, increased to 193,248 at December 31, 2009, from 153,259 at December 31, 2008 and 96,203 at December 31, 2007. The average loss reserve per default at December 31, 2009 was $17,855 compared to $19,509 and $13,986 at December 31, 2008 and 2007, respectively. Excluding defaults without a related reserve, which are discussed in the footnotes to the “Default

Statistics—Primary Insurance”, the average loss reserve per default was $20,071, $24,012 and $18,809 at December 31, 2009, 2008 and 2007, respectively. The increase from 2007 to 2008 was primarily as a result of higher defaults and severity caused by declining home prices and distress in the residential real estate and credit markets, while the decrease from 2008 to 2009 was primarily as a result of our estimate of rescissions and denials, which is based on actual recent experience.

The following table shows our total direct claims paid by product and average claim paid by product for the periods indicated:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Direct claims paid:
Prime	$368,820	$310,965	$166,967
Alt-A	219,544	210,700	107,672
A minus and below	163,069	211,612	152,670
Second-lien and other	66,584	182,872	90,799

Subtotal	818,017	916,149	518,108
Impact of first-lien terminations	197,692	—	—
Impact of captive terminations	(132,941)	—	—
Impact of second-lien terminations	87,323	—	—

Total	$970,091	$916,149	$518,108

Average claim paid (1):
Prime	$42.8	$40.9	$31.8
Alt-A	54.9	54.8	45.4
A minus and below	39.1	39.0	33.8
Second-lien and other	41.2	35.5	32.4
Total	$44.5	$41.6	$34.7

(1)	Calculated without giving effect to the impact of termination of captive reinsurance transactions and first- and second-lien transactions.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 50.6% of our primary risk in force and approximately 27.2% of our pool risk in force at December 31, 2009 had not yet reached its highest claim frequency years. At December 31, 2008, the comparable percentages were 62.5% and 18.6%, respectively. The insurance we wrote from 2005 through the first half of 2008 has experienced default and claim activity sooner than has been the case for our historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

The following table shows the top five states with the highest claims paid and the highest number of defaults for the periods indicated:

	December 31
	2009		2008		2007
	($ in thousands)
States with highest claims paid (first-lien):
California	$164,991	17.0%	$115,947	16.0%	$21,158	5.1%
Florida	98,855	10.2	45,649	6.3	14,724	3.5
Arizona	71,430	7.4	26,037	3.6	4,123	1.0
Michigan	64,745	6.7	68,671	9.5	49,806	9.8
Georgia	49,913	5.2	44,313	6.1	30,364	6.0
States with highest number of defaults:
Florida	24,108	15.9%	17,803	16.1%	6,679	11.0%
California	17,136	11.3	12,718	11.5	4,500	7.4
Illinois	7,882	5.2	5,186	4.7	2,842	4.7
Georgia	7,864	5.2	5,385	4.9	3,275	5.4
Michigan	7,196	4.7	5,522	5.0	3,820	6.3

Claims paid in California, Florida and Arizona have increased significantly as home price depreciation in those states has been greater than the national average. California and Florida also contain a higher percentage of Alt-A loans, which have had a higher claim frequency. We believe that claims in the Midwest and Southeast have been rising, and will continue to rise, due to the weak industrial sector of the economy in those areas and significant home price depreciation in those states. A much higher level of claims exist in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state.

Deteriorating markets in California and Florida, where non-prime and non-traditional mortgage products such as ARMs and interest-only loans are prevalent and where home prices have fallen significantly, have resulted in significant losses in our mortgage insurance business. During the prolonged period of rising home prices that preceded the current downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in this state. As mortgage credit performance in California and Florida has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or continue to deteriorate.

The following table shows our direct primary mortgage insurance risk in force by location of property for the top ten states and the related percentage of our direct primary mortgage insurance risk in force for each period indicated:

Top Ten States	December 31 2009		December 31 2008		December 31 2007
	($ in millions)
Primary risk in force:
California	$3,927	11.6%	$3,768	10.8%	$2,785	8.8%
Florida	2,934	8.7	3,069	8.8	2,857	9.0
Texas	2,198	6.5	2,277	6.5	2,068	6.5
Georgia	1,567	4.7	1,623	4.6	1,506	4.8
Illinois	1,560	4.6	1,573	4.5	1,404	4.4
Ohio	1,437	4.3	1,535	4.4	1,478	4.7
New York	1,358	4.0	1,431	4.1	1,380	4.4
New Jersey	1,191	3.5	1,211	3.5	1,082	3.4
Michigan	1,120	3.3	1,171	3.4	1,138	3.6
Arizona	1,100	3.3	1,101	3.2	982	3.1

Subtotal	18,392	54.5	18,759	53.8	16,680	52.7
Other states	15,373	45.5	16,192	46.2	14,942	47.3

Total primary risk in force:	$33,765	100.0%	$34,951	100.0%	$31,622	100.0%

California accounted for 16.9% of our mortgage insurance segment’s direct primary new insurance written for the year ended December 31, 2009, compared to 17.3% and 15.8% for the years ended December 31, 2008 and December 31, 2007, respectively. At December 31, 2009, California accounted for 13.8% of our mortgage insurance segment’s primary insurance in force, compared to 13.2% at December 31, 2008. California also accounted for 11.6% of our mortgage insurance segment’s pool risk in force, compared to 11.5% for 2008.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 16.1% of primary new insurance written for 2009 compared to 20.5% for 2008 and 19.4% for 2007.

	At or For the Year Ended December 31
	2009	2008	2007
	(In thousands)
Provision for losses	$1,300,827	$2,090,845	$1,210,100
Reserve for losses	$3,450,538	$2,989,994	$1,345,452

Reserves for losses by category:
Prime	$1,265,859	$829,097	$343,705
Alt-A	767,043	977,177	450,106
A minus and below	456,281	446,193	361,240
Pool insurance	295,996	107,441	54,394
Second-lien (1)	43,579	136,591	112,751
Other	136	1,659	1,268

Reserve for losses, net of reinsurance recoverables	2,828,894	2,498,158	1,323,464
Reinsurance recoverable (2)	621,644	491,836	21,988

Total	$3,450,538	$2,989,994	$1,345,452

Provision for premium deficiency	$(61,504)	$(108,785)	$195,646
Reserve for premium deficiency	$25,357	$86,861	$195,646

(1)	Does not include second-lien premium deficiency reserve.
(2)	Represents ceded losses on captive reinsurance transactions and Smart Home.

Our mortgage insurance loss reserve as a percentage of our mortgage insurance risk in force was 9.2% at December 31, 2009, compared to 7.0% at December 31, 2008 and 3.0% at December 31, 2007.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)
Mortgage Insurance
Balance at January 1	$2,989,994	$1,345,452	$653,236
Less reinsurance recoverables (1)	(491,836)	(21,988)	(21,763)

Balance at January 1, net of reinsurance recoverables	2,498,158	1,323,464	631,473
Add total losses and LAE incurred in respect of default notices reported and unreported	1,300,827	2,090,845	1,210,100
Deduct paid claims and LAE	(970,091)	(916,149)	(518,108)
Foreign exchange adjustment	—	(2)	(1)

Balance at December 31, net of reinsurance recoverables	2,828,894	2,498,158	1,323,464
Add reinsurance recoverables (1)	621,644	491,836	21,988

Balance at December 31	$3,450,538	$2,989,994	$1,345,452

(1)	Related to ceded losses on captive reinsurance transactions and Smart Home.

	At or For the Year Ended December 31
	2009	2008	2007
First-Lien Captives
Premiums ceded to captives (in millions)	$129.8	$138.3	$121.6
% of total premiums	15.4%	15.0%	14.1%
NIW subject to captives (in millions)	$1,655.6	$11,824.9	$23,322.2
% of primary NIW	9.8%	36.4%	40.8%
IIF (1) subject to captives	29.3%	34.8%	36.5%
RIF (2) subject to captives	31.5%	43.8%	41.6%
Persistency (12 months ended)	82.0%	85.8%	75.4%

(1)	Insurance in force (“IIF”) on captives as a percentage of total insurance in force.
(2)	Risk in force (“RIF”) on captives as a percentage of total risk in force.

	At or For the Year Ended December 31
Alt-A Information	2009		2008		2007
	($ in millions)
Primary risk in force by FICO score
>=740	$1,037	24.7%	$1,227	24.6%	$1,546	26.7%
680-739	2,028	48.2	2,399	48.0	2,653	45.8
660-679	610	14.5	734	14.7	826	14.3
620-659	500	11.9	603	12.1	725	12.5
<=619	29	0.7	33	0.6	38	0.7

Total	$4,204	100.0%	$4,996	100.0%	$5,788	100.0%

Primary risk in force by LTV
85.00% and below	$977	23.2%	$1,275	25.5%	$1,424	24.6%
85.01% to 90.00%	1,805	42.9	2,077	41.6	2,317	40.0
90.01% to 95.00%	1,125	26.8	1,295	25.9	1,668	28.8
95.01% and above	297	7.1	349	7.0	379	6.6

Total	$4,204	100.0%	$4,996	100.0%	$5,788	100.0%

Primary risk in force by policy year
2005 and prior	$1,363	32.4%	$1,583	31.6%	$1,948	33.6%
2006	889	21.2	1,109	22.2	1,273	22.0
2007	1,720	40.9	2,051	41.1	2,567	44.4
2008	231	5.5	253	5.1	—	—
2009	1	—	—	—	—	—

Total	$4,204	100.0%	$4,996	100.0%	$5,788	100.0%

Results of Operations—Financial Guaranty

The following table summarizes the results of operations for our financial guaranty segment for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Year Ended December 31			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net income (loss)	$165.8	$339.1	$(440.2)	(51.1)%	n/m
Net premiums earned-insurance	101.5	163.0	133.0	(37.7)	22.6%
Net investment income	84.3	108.4	107.7	(22.2)	0.7
Change in fair value of derivative instruments	114.4	608.8	(746.8)	(81.2)	n/m
Net gains (losses) on other financial instruments	103.0	(31.5)	12.6	n/m	n/m
Net impairment losses recognized in earnings	—	(35.0)	(0.1)	n/m	n/m
Other income	1.4	0.3	0.3	n/m	n/m
Provision for losses	36.7	114.5	98.0	(67.9)	16.8
Policy acquisition costs	35.5	47.3	45.4	(24.9)	4.2
Other operating expenses	67.2	99.5	49.3	(32.5)	n/m
Interest expense	30.6	25.6	19.8	19.5	29.3
Income tax provision (benefit)	68.6	188.0	(265.6)	n/m	n/m

n/m—not meaningful

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Income (Loss). Our financial guaranty segment’s net income for 2009 was $165.8 million, compared to net income of $339.1 million for 2008. The decrease in net income was mainly due to a decrease in the change in fair value of derivative instruments, which was driven primarily by changes in the market’s perception of our non-performance risk. The significant gain in change in fair value of derivative instruments recorded in 2008, related to the prospective implementation of the accounting standard regarding fair value measurement. In addition, net gains on other financial instruments increased during 2009 as compared to 2008, while our provision for losses decreased due mainly to the Ambac Commutation and certain favorable developments in our structured finance business.

Net Premiums Earned. Net premiums earned for 2009 were $101.5 million, compared to $163.0 million for 2008. Premiums earned for 2009 decreased as a result of our decision in 2008 to discontinue writing new financial guaranty business and as a result of a high level of refundings, policy expirations and commutations in both 2008 and 2009. Included in net premiums earned for 2009 were refundings of $41.0 million, compared to $75.1 million for 2008.

The following table shows net premiums earned by our financial guaranty segment’s various product lines for 2009, 2008 and 2007:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Net premiums earned:
Public finance direct	$49,965	$56,191	$45,770
Public finance reinsurance	44,232	89,227	44,667
Structured finance direct	6,364	14,418	17,325
Structured finance reinsurance	15,714	19,690	22,957
Trade credit reinsurance	191	657	2,303

	116,466	180,183	133,022
Impact of commutations/recaptures	(14,988)	(17,144)	—

Total net premiums earned-insurance	$101,478	$163,039	$133,022

Net Investment Income. Net investment income attributable to our financial guaranty business was $84.3 million for 2009, a $24.1 million or 22.2% decrease from $108.4 million for 2008. The decrease in net investment income in 2009 compared to 2008 is due to lower yields on taxable investments in our investment portfolio, as a result of reallocation of our investment portfolio to shorter term investments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration in a lower interest rate environment.

Change in Fair Value of Derivative Instruments. Change in fair value of derivative instruments was a gain of $114.4 million for 2009, compared to a gain of $608.8 million for 2008. During 2009, the credit spreads on our insured CDOs tightened significantly, resulting in net unrealized gains on this portfolio. Partially offsetting these gains was the effect of the tightening of our five-year CDS spread in 2009 and credit deterioration in our TruPs CDO portfolio, which resulted in an unrealized loss on our TruPs CDOs for 2009. During 2008, our five-year CDS spread widened, and we adopted a new accounting standard regarding fair value measurements, the cumulative impact of which was a significant unrealized net gain for 2008.

The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2009	2008	2007
Net premiums earned—derivatives	$53.4	$54.0	$61.4
Financial Guaranty credit derivatives	118.0	445.5	(840.4)
Put options on CPS	(56.2)	109.3	32.2
Other	(0.8)	—	—

Change in fair value of derivative instruments	$114.4	$608.8	$(746.8)

Net Gains (Losses) on Other Financial Instruments. Net gains on other financial instruments in our financial guaranty investment portfolio were $103.0 million for 2009, compared to net losses of $31.5 million for 2008. The components of the gains (losses) on other financial instruments are as follows:

	Year Ended December 31
(In thousands)	2009	2008	2009
Net losses related to change in fair value of hybrid securities and trading securities	$(0.4)	$(32.7)	$—
Net realized gains on investments	95.4	1.2	12.6
Gain on the repurchase of long-term debt	8.0	—	—

	$103.0	$(31.5)	$12.6

During 2009, as market prices of our investments strengthened as a result of the improving domestic and global economic environment, we made the decision to realize gains in the investment portfolio, primarily through the sale of taxable bonds, convertible securities and municipal bonds.

Net Impairment Losses Recognized in Earnings. There was a negligible amount of impairment losses recognized in financial guaranty’s earnings in 2009. There were $35.0 million of net impairment losses recognized in earnings for 2008, comprised of impairments of fixed maturity investments available for sale and equity securities available for sale.

Other Income. Other income was $1.4 million for 2009, compared to $0.3 million in 2008.

Provision for Losses. The provision for losses was $36.7 million for 2009, compared to $114.5 million for 2008. The provision for losses for 2009 reflects expected losses in our structured finance reinsurance and public finance lines of business, which was partially offset by a $38.6 million reduction in losses resulting from the Ambac Commutation and favorable developments in our structured finance direct line of business. We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses” in this Item 7 and in Note 2 of Notes to Consolidated Financial Statements.

Policy Acquisition Costs. The amortization of policy acquisition costs were $35.5 million for 2009, compared to $47.3 million for 2008. The decrease is mainly due to the decrease in net premiums earned during these periods. Policy acquisition costs for 2009 include a write-off of $8.9 million of deferred policy acquisition costs related to the Ambac Commutation.

Other Operating Expenses. Other operating expenses were $67.2 million for 2009, compared to $99.5 million for 2008. Other operating expenses for 2009 include a decrease in employee costs, primarily due to lower severance and retention expense, bonus and stock compensation expense, as well as lower outside consulting costs.

Interest Expense. Interest expense was $30.6 million for 2009, compared to $25.6 million for 2008. Both periods include interest on our long-term debt and other borrowings, which was allocated to the financial guaranty segment, based on allocated capital.

Income Tax Provision (Benefit). We recorded an income tax provision of $68.6 million for 2009 and an income tax benefit of $188.0 million for 2008. The effective tax rate was 29.3% for 2009, compared to 35.7% for 2008. The effective tax rate for 2009 reflects an increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations and an increase in tax expense relating to the accounting standard regarding accounting for uncertainty in income taxes.

Financial Guaranty Exposure Information

The following tables show the distribution of financial guaranty’s net par outstanding by type of exposure, as a percentage of financial guaranty’s total net par outstanding and the related net claim liability and derivative net (asset) liability as of December 31, 2009 and 2008:

	December 31 2009
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability(2) (In millions)	Derivative Net (Asset) Liability (In millions)
Public finance:
General obligation and other tax supported	$18.7	21.4%	$0.2	$0.2
Healthcare and long-term care	7.4	8.5	26.8	0.5
Water/sewer/electric gas and investor-owned utilities	4.8	5.5	34.9	1.8
Airports/transportation	4.0	4.6	0.4	2.9
Education	2.8	3.2	22.0	0.1
Escrowed transactions (3)	2.2	2.5	—	—
Housing	0.4	0.4	0.3	—
Other municipal (4)	1.4	1.6	0.7	1.5

Total public finance	41.7	47.7	85.3	7.0

Structured finance:
CDO	43.5	49.8	0.3	203.2
Asset-backed obligations	1.3	1.5	36.2	6.9
Other structured (5)	0.9	1.0	—	(2.2)

Total structured finance	45.7	52.3	36.5	207.9

Total	$87.4	100.0%	$121.8	$214.9

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under the accounting standard regarding accounting for financial guaranty insurance contracts.
(4)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance. non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(5)	Represents other types of structured finance obligations, including DPR, guarantees of excess clearing losses of securities exchange clearinghouses, collateralized guaranteed investment contracts (“GICs”) or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

	December 31 2008
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability(2) (In millions)	Derivative Net (Asset) Liability (In millions)
Public finance:
General obligation and other tax supported	$21.6	21.4%	$—	$(0.3)
Healthcare and long-term care	9.5	9.4	16.3	(0.4)
Water/sewer/electric gas and investor-owned utilities	7.7	7.6	23.5	(0.1)
Airports/transportation	4.9	4.9	2.5	(1.6)
Education	3.6	3.6	13.2	—
Housing	0.5	0.5	0.3	—
Other municipal (3)	1.6	1.6	—	0.6

Total public finance	49.4	49.0	55.8	(1.8)

Structured finance:
CDO	45.6	45.3	—	322.8
Asset-backed obligations	3.6	3.6	74.0	18.0
Other structured (4)	2.1	2.1	31.5	(4.4)

Total structured finance	51.3	51.0	105.5	336.4

Unallocated reserves	—	—	58.4	—

Total	$100.7	100.0%	$219.7	$334.6

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(4)	Represents other types of structured finance obligations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

The following provides additional information regarding certain transactions in our financial guaranty portfolio with net par outstanding in excess of $100 million:

•

We have provided $465.5 million net par outstanding of credit protection as of December 31, 2009, on the senior-most tranche of a CDO of ABS transaction, with the underlying collateral consisting predominantly of mezzanine tranches of MBS. As of December 31, 2009, $349.9 million (or 66.5%) of the collateral pool is currently rated below investment grade, and $230.3 million (or 43.8%) of the collateral pool has defaulted. Due to the substantial deterioration of the underlying collateral, we currently expect to begin paying claims related to interest shortfalls on this transaction in 2010. However, due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that our ultimate claim payments in respect of principal for this transaction could be substantially all of our total principal exposure. This transaction is currently rated CC internally, CC by S&P and Ca by Moody’s.

•

We have reinsured several primary financial guaranty insurers’ obligations with respect to $265.6 million in net par outstanding related to Jefferson County, Alabama (the “County”) sewer bonds. The County and certain primary insurers have entered into forbearance agreements with the liquidity banks that prevented the banks from, among other things, demanding payment of accrued default rate interest under their liquidity agreements. The last of these agreements was entered into in February 2010. The primary insurers have been working with the County and other parties to structure a resolution to the financial problems of the County’s sewer system, and in 2009, a settlement had been proposed. Neither the County nor the Alabama State legislature has taken actions to date that would support the implementation of the proposed settlement, and we do not believe it is likely that the proposed settlement or any similar settlement will be consummated during 2010. The County’s sewer system operations generated sufficient revenue in 2009 to pay interest on its outstanding debt and on bonds purchased by the primary insurers through claims paid on the policies, together with a regularly scheduled installment of principal due on February 1, 2010. In April 2009, one of the insurers of the County’s sewer bonds, Syncora Guarantee Inc. (“Syncora”), suspended all claims payments following an order by the New York Insurance Department (“NYID”). In November 2009, another insurer of the County’s sewer bonds, Financial Guaranty Insurance Company (“FGIC”), also suspended all claims payments following an order by the NYID. These actions suspend, but do not terminate, any reinsurance claims that such primary insurers may have against reinsurers, including us. If either or both of these primary insurers go into receivership, reinsurers would only be required to pay their assumed portion of any claims, but would not be liable for claims retained by such primary insurer or ceded to another reinsurer. However, these suspensions could affect the ability of the primary insurers of the County’s sewer bonds (including FGIC and Syncora) to reach a settlement or the terms thereof, which could materially affect our ultimate net claim liability. At December 31, 2009, we had $27.5 million of loss reserves for this transaction, and we have paid $14.5 million of claims on this transaction to date.

•

As of December 31, 2009, we provided credit protection on 16 TruPs bonds. Our credit protection on these 16 TruPs bonds was conducted through 21 separate CDS contracts, meaning that with respect to five of these TruPs bonds at December 31, 2009, we entered into two separate CDS contracts (each with a different counterparty) covering the same TruPs bond.

Many of the issuers in our insured TruPs bonds have been negatively affected by the recent U.S economic recession. Certain of these issuers have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Since we believe there is a significant likelihood that TruPs that are subject to interest deferrals will ultimately result in a default, we closely monitor deferrals as well as defaults in assessing the subordination remaining beneath our insured TruPs bonds. Ten of the TruPs bonds that we insure (representing a net par outstanding of $1.4 billion) were internally rated BIG as of December 31, 2009. The fair value of our insured TruPs transactions, which are accounted for as derivatives, was a liability of $80.8 million as of December 31, 2009.

One of our insured TruPs bonds with approximately $212.5 million of exposure began experiencing interest shortfalls in October 2009. These shortfalls were primarily due to a large number of deferrals of interest with respect to the TruPs collateral, combined with significant cash payments related to interest rate hedges. Due to a combination of the current interest rate environment and an excess of hedge notional amounts over the principal amount of performing fixed-rate collateral, these cash payments have contributed significantly to the overall interest shortfall in this transaction. As of December 31, 2009, we have paid an aggregate of $0.1 million in interest shortfall claims on this TruPs bond, and we expect to continue to pay additional interest shortfall claims. In January 2010, we eliminated $96.6 million of our exposure to this TruPs bond by commuting one of the CDS contracts covering this bond. Our aggregate net loss with respect to such commutation approximated our fair value of this derivative liability at December 31, 2009. After giving effect to the January commutation, our weighted average internal rating for our insured TruPs bonds was BB-.

Based on current projections, we expect to pay ultimate principal losses on two of our TruPs bonds (the TruPs bond described above (representing $115.9 million in exposure after taking into effect the January 2010 transaction) and one other TruPs bond (representing $155.7 million in exposure)). Based on our current cash flow projections, we believe that the total principal claims that we will be required to pay in respect of these two TruPs bonds will constitute a material amount of our current net par outstanding for these bonds. It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on the underlying TruPs. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payment are uncertain and very difficult to predict.

In addition to credit risk, we also potentially face liquidity risk with respect to certain of our CDS contracts. After giving effect to the January commutation of one of our CDS contracts as discussed above, we currently have eight CDS contracts (representing a total net par outstanding of $863.5 million as of December 31, 2009) pursuant to which we may be required to pay our counterparty the outstanding par amount of our insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of our CDS contracts currently range between 2014 and 2017, but automatically extend for additional one year increments (but no later than the maturity date of TruPs CDO) unless terminated by our counterparty. If we are required to pay a liquidity claim, our counterparty would be obligated under the CDS to either deliver the insured TruPs bond to us or to periodically pay us cash, in an amount equal to any amounts paid in principal and interest on the insured TruPs bond.

We may be required to pay a liquidity claim on the one remaining CDS contract relating to the TruPs bond that defaulted in October 2009. This CDS contract is currently scheduled to terminate in July 2016. We are exploring loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk to this bond. We can provide no assurance that we will be successful in such loss mitigation efforts.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Income (Loss). Our financial guaranty segment’s net income for 2008 was $339.1 million, compared to a net loss of $440.2 million for 2007. The increase in net income for 2008 was mainly due to the large positive impact the change in fair value of derivative instruments resulting from our implementation of the accounting standard regarding fair value measurements and higher net premiums earned as a result of an increase in prepayments or refundings of public finance obligations. Partially offsetting this increase in net income, was an increase in the provision for losses, other operating expenses and net losses on other financial instruments and a higher tax provision.

Net Premiums Earned. Our financial guaranty segment’s net premiums earned in 2008 were $163.0 million, a $30.0 million or 22.6% increase compared to $133.0 million in 2007. Included in net premiums earned for 2008 were premiums related to prepayments or refundings of public finance obligations of $75.1 million compared to $23.3 million for 2007. Premiums earned in 2008 were reduced by $17.1 million due to the recaptures of a portion of our reinsurance portfolio by certain reinsurance customers in 2008.

Net Investment Income. Net investment income attributable to our financial guaranty business was $108.4 million for 2008, compared to $107.7 million for 2007. The increase was mainly due to an increase in average investable assets primarily due to the redemption of tax and loss bonds during 2008.

Change in Fair Value of Derivative Instruments. Change in fair value of derivative instruments was a gain of $608.8 million for 2008, compared to a loss of $746.8 million for 2007. Although credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly in 2008, our non-performance risk adjustment more than offset these unrealized losses, resulting in a net unrealized gain due to the adoption of the accounting standard regarding fair value measurements on January 1, 2008.

Net (Losses) Gains on Other Financial Instruments. Net losses on other financial instruments in our financial guaranty investment portfolio were $31.5 million for 2008, compared to net gains of $12.6 million for 2007. The net losses in 2008 were related to the change in fair value of hybrid securities and trading securities in our investment portfolio. The gains in 2007 reflected market gains from sales of securities in our investment portfolio.

Net Impairment Losses Recognized in Earnings. Net impairment losses recognized in earnings for 2008 were $35.0 million, compared to $0.1 million for 2007. Net impairment losses for 2008 were due to impairments of fixed maturity investments available for sale and equity securities available for sale.

Other Income. Other income was $0.3 million for both 2008 and 2007.

Provision for Losses. The provision for losses was $114.5 million for 2008, compared to $98.0 million for 2007. The increase in the 2008 provision for losses compared to 2007 was mainly the result of on-going deterioration in our assumed reinsurance business. The provision for losses reported for 2007 includes a $100 million claim (which represented our total exposure and which was paid in 2008) on a credit in which we provided market-value and credit support for an extendable commercial paper program. This credit represented the only direct market-value transaction then remaining in our financial guaranty portfolio.

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

Other Operating Expenses. Other operating expenses were $99.5 million for 2008, compared to $49.3 million for 2007. Other operating expenses for 2008 include an increase in severance costs, legal and accounting fees, and other third-party professional services. The expenses reported for 2008 include severance and retention related expenses of $22.7 million as a result of the reduction in our financial guaranty operations during 2008.

Interest Expense. Interest expense was $25.6 million for 2008, compared to $19.8 million for 2007. Both periods include interest on our long-term debt and other borrowings, which was allocated to the financial guaranty segment, based on allocated capital.

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

Selected Financial Guaranty Information

The following schedule depicts the expected earned premiums for our existing financial guaranty portfolio, assuming no prepayments or refundings of any financial guaranty obligations, as of December 31, 2009. Expected earnings will differ from contractual earnings because borrowers have the right to call or prepay financial guaranty obligations and primary insurers have the right to recapture exposure ceded to us. Unearned premium amounts are net of prepaid reinsurance.

	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Earnings
	(In millions)
2010	$536.3	$46.4	$1.6	$48.0
2011	493.4	42.9	1.4	44.3
2012	452.9	40.5	1.4	41.9
2013	414.7	38.2	1.3	39.5
2014	378.5	36.2	1.2	37.4

2010 – 2014	378.5	204.2	6.9	211.1
2015 – 2019	225.3	153.2	4.8	158.0
2020 – 2024	118.8	106.5	3.3	109.8
2025 – 2029	53.8	65.0	2.3	67.3
After 2029	—	53.8	3.4	57.2

Total	$—	$582.7	$20.7	$603.4

The following table shows financial guaranty claims paid and incurred losses for each period indicated:

	Year Ended December 31
	2009		2008		2007
	(In thousands)
Claims Paid:
Trade credit reinsurance	$776		$3,440		$8,579
Financial guaranty	134,019	(1)	128,972	(2)	24,263

Total	$134,795		$132,412		$32,842

Incurred Losses:
Trade credit reinsurance	$(4,114)		$(13,808)		$(16,511)
Financial guaranty	40,861		128,303		114,501	(2)

Total	$36,747		$114,495		$97,990

(1)	Includes $53.9 million related to the Ambac Commutation.
(2)	Relates primarily to a CDO of ABS transaction with total exposure of $100 million. This claim was fully reserved for in 2007 and paid in 2008, and we have no remaining exposure to this transaction.

Results of Operations—Financial Services

The following table shows a summary of the results of operations for our financial services segment:

	Year Ended December 31
	2009	2008	2007
	(In millions)
Equity in net income (loss) of affiliates
Sherman	$33.2	$59.8	$84.8
C-BASS	—	—	(451.4)
Net income (loss)	$24.1	$34.9	$(154.7)

Although our equity interest in Sherman increased in August 2008, Sherman’s decreased revenues in 2009 caused our equity in net income of affiliates from Sherman to decline. Included in net income for 2009 was $5.7 million of amortization related to an intangible asset that we consider a one-time charge. Also included in net income for 2009 was the reversal of $4.3 million of previously accrued management fee expense related to C-BASS. The decrease in equity in net income of affiliates from Sherman in 2008 was the result of the sale of a portion of our interest in Sherman during the third quarter of 2007. The equity in net loss of affiliates in 2007 was the result of our recording a $451.4 million loss related to C-BASS as a result of the rapid decline in the subprime mortgage market, which was C-BASS’s primary market. See Note 8 of Notes to Consolidated Financial Statements.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.

The following table summarizes certain of our contractual obligations and commitments as of December 31, 2009, and the future periods in which such obligations are expected to be settled in cash. Following the table are “Other Contractual Obligations and Commitments” that do not fall within the categories specified by the Securities and Exchange Commission (“SEC”) for tabular disclosure. The table reflects the timing of principal and interest payments on outstanding debt. Additional details regarding these obligations are provided in the narrative following the table and in the Notes to Consolidated Financial Statements as referenced in the table.

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Uncertain (2)
	(In thousands)
Long-term debt (Note 13)	$796,004	$39,900	$220,166	$279,219	$256,719	$—
Capital lease obligations	—	—	—	—	—	—
Operating lease commitments (Note 18)	74,925	12,499	23,293	22,686	16,447	—
Purchase obligations	—	—	—	—	—	—
Reserve for losses and LAE (Note 10) (1)	3,578,982	1,676,100	1,835,000	2,000	(500)	66,382
Pension and other postretirement benefit plans liabilities (Note 17)	1,669	117	132	149	1,271	—
Unrecognized tax benefits (Note 14)	205,257	—	89,664	—	—	115,593

Total	$4,656,837	$1,728,616	$2,168,255	$304,054	$273,937	$181,975

(1)	Our reserve for losses and loss adjustment expenses reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses.” The payments due by period are based on management’s estimates and assume that all of the loss reserves included in the table will result in claim payments.
(2)	The timing of these potential payments is uncertain given the nature of the obligation.

As of December 31, 2009, our expected payment for significant contractual obligations includes approximately $89.7 million of our total $205.3 million of gross liability for unrecognized tax benefits in 2009 associated with the provisions of the accounting standard regarding accounting for income taxes. However, due to the high degree of uncertainty regarding the timing of future cash outflows associated with certain of our liabilities for unrecognized tax benefits, we cannot make a reasonably reliable estimate of the period of cash settlement for the remaining $115.6 million of liability for unrecognized tax benefits.

Other Contractual Obligations and Commitments

Investment Commitments. As part of the non-investment grade allocation component of our investment portfolio, we have committed to invest $65.0 million in alternative investments that are primarily private equity structures. At December 31, 2009, we had unfunded commitments of $25.9 million. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

Letters of Credit. We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one year and will automatically renew unless we elect otherwise. The letters of credit outstanding at December 31, 2009, 2008 and 2007 were $2.5 million, $4.7 million and $10.8 million, respectively.

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

•

Radian Group and Radian Mortgage Insurance Inc. (formerly known as Commonwealth Mortgage Assurance Company (“CMAC”) of Arizona), a subsidiary of Radian Guaranty, are parties to a guaranty agreement in which Radian Group has agreed for the benefit of Radian Mortgage Insurance Inc.’s creditors to make funds available on demand for the full and complete payment of all due but unpaid liabilities.

•

Prior to our acquisition of Enhance Financial Services Group (“EFSG”) in 2001, EFSG issued a guaranty of payment of the liabilities and obligations of its subsidiary, Radian Reinsurance (Bermuda) Limited (“Radian Re Bermuda”), deriving from any insurance or reinsurance contract (the “Enhance Guaranty”), for the purpose of maintaining certain regulatory solvency and liquidity margin requirements of the Bermuda Monetary Authority. Following our acquisition of EFSG, Radian Group issued a guaranty for the benefit of EFSG to make funds available to EFSG for its performance of the Enhance Guaranty, to the extent that EFSG is unable to satisfy those obligations. As of January 2010, Radian Re Bermuda no longer has any insurance liabilities.

•

Radian Asset Assurance and RAAL are parties to a Capital Maintenance Agreement pursuant to which Radian Asset Assurance has agreed to maintain RAAL’s capital at a level not less that 350% of the equivalent of the required margin of solvency pursuant to the regulations of the Financial Services Authority (“FSA”), RAAL’s U.K. regulator, and to ensure that at all times RAAL has sufficient cash resources for the timely honoring of its contractual obligations. Radian Asset Assurance is not required to make any payments that would cause it to be in breach of its own minimum capital requirements, and certain payments by Radian Asset Assurance pursuant to this agreement are specifically subject to the prior approval of the New York Superintendent of Insurance. We are in the process of winding down RAAL’s operations.

•

Radian Group and Amerin Guaranty are parties to a guaranty agreement. This agreement provides that Radian Group will make sufficient funds available to Amerin Guaranty to ensure that Amerin Guaranty has a minimum of $5 million of statutory surplus every calendar quarter.

•

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including MBS). To allow our mortgage insurance customers to comply with these regulations, we typically have been required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in these transactions or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. To date, Radian Group has guaranteed two structured transactions for Radian Guaranty with approximately $217.7 million of remaining credit exposure.

In addition to the foregoing, we use reinsurance from affiliated companies to allow Radian Guaranty to remain in compliance with insurance regulations that limit the amount of risk that a mortgage insurance company may retain on a single loan to 25% of the indebtedness of the insured. In February 2010, Radian Guaranty, in order to further support its capital position and risk-to-capital ratio, entered into an excess-of-loss reinsurance agreement with Radian Insurance. Under this agreement, Radian Guaranty transferred approximately $1 billion of risk in force to Radian Insurance, consisting of policies on loans that are relatively high credit quality. This pool of loans consists of a higher concentration of fixed-rate, prime, high FICO loans than our overall portfolio.

Funding of Compensation Programs. Under our change of control agreements with our executive officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $19.2 million as of December 31, 2009. In addition, in the event of a change of control under our existing cash-based incentive plans, we would be required to pay approximately $10.9 million as of December 31, 2009.

Off-Balance-Sheet Arrangements

The qualifying special purpose entities (“QSPE”) framework is applicable when an entity transfers (sells) financial assets to a special purpose entity (“SPE”) meeting certain criteria defined in the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor, or other counterparties, as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria.

Our interests in QSPEs may be accounted for as insurance contracts or financial guaranty derivatives. For insurance contracts with QSPEs, we record reserves for losses and LAE, and for derivative interests in QSPEs, we record changes in the fair value as a corresponding derivative asset or liability. We do not record the underlying assets or liabilities of QSPEs on our balance sheets.

When an SPE does not meet the QSPE criteria, consolidation is assessed pursuant to the accounting standard regarding consolidation of variable interest entities. Under this standard, a VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns. This standard requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will receive the majority of the expected residual returns of the VIE, absorb a majority of the expected losses of the VIE, or both. This party is considered the primary beneficiary.

SPEs and VIEs are a part of our non-traditional mortgage insurance products as well as our financial guaranty business. Our primary involvement with SPEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the SPE. Underlying collateral in the SPEs typically includes residential or commercial mortgages, consumer receivables, securities and other financial assets sold to an SPE and repackaged into securities or similar beneficial interests. SPEs may also be used to create securities with a unique risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. We consolidate those VIEs in which we are the primary beneficiary. See Note 6 of Notes to Consolidated Financial Statements for a complete discussion of SPEs.

Certain other SPEs do not meet the requirements of a QSPE, because all of their activities are not sufficiently limited or they have entered into certain non-qualifying transactions. In some circumstances, a QSPE may not be exempt from consolidation if we have the unilateral ability to make significant changes to the QSPE. We follow the criteria under this standard in determining whether we should consolidate such entities.

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

Mortgage Insurance

NIMS—We have provided credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a MBS comprised mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the MBS and the interest generated from the underlying mortgage collateral. Historically, issuers of MBS would have earned this excess interest over time as the collateral aged, but market efficiencies enabled these issuers to sell a portion of their residual interests to investors in the form of NIMS bonds. Typically, the issuer retained a significant portion of the residual interests, which are subordinated to the NIMS bond in a first-loss position, so that the issuer would suffer losses associated with any shortfalls in residual cash flows before the NIMS bond experienced any losses. NIMS bonds have been susceptible to the disruption in the housing market and the subprime mortgage market. At December 31, 2009, all NIMS transactions required consolidation in our financial statements such that there currently exists no off-balance sheet exposure. See “Overview of Business Results—Mortgage Insurance—Discontinued Non-Traditional Products—NIMS” for information regarding our total loss expectations with respect to NIMS. Our NIMS are generally structured as QSPEs. There are certain circumstances and triggers outside of our control, however, which would give us the ability to call some or all of the outstanding NIMS bonds. The effective control that we attain if the call option is triggered, renders the QSPE a VIE under the accounting standard regarding consolidation of VIEs. We then assess whether we are required to consolidate the VIE. At December 31, 2008, there were 19 such transactions that required consolidation in our financial statements, which resulted in consolidation of $160.0 million of the total maximum exposure of $438.3 million. The consolidated NIMS VIE debt is recorded at fair value on our consolidated balance sheets.

The following is a summary of our exposure to the NIMS underlying trust assets (both consolidated and off-balance sheet NIMS trusts) at December 31, 2009 and December 31, 2008:

	December 31, 2008		December 31, 2008
(in millions) VIE Assets	Total NIMS Trust Assets	Maximum Principal Exposure	Total NIMS Trust Assets	Maximum Principal Exposure
NIMS	$474.9	$353.2	$556.6	$438.3

Smart Home—In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of SPE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2009 are as follows:

	Initial	As of December 31 2009
Pool of mortgages (par value)	$14.7 billion	$4.5 billion
Risk in force (par value)	$3.9 billion	$1.1 billion

Notes sold to investors/risk ceded (principal amount)	$718.6 million	$535.1 million

Each transaction began with the formation of an unaffiliated, offshore reinsurance company. We then entered into an agreement with the Smart Home reinsurer to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We do not hold any of the credit-linked notes issued as part of this structure; therefore, we have no significant variable interests in the structures, and are not subject to consolidation under this standard. See “Overview of Business Results—Mortgage Insurance—Traditional Mortgage Insurance” above for further discussion.

Financial Guaranty

Financial guaranty contracts written with SPEs may be written directly with the SPE or indirectly through a CDS done with a primary financial guarantor who issues a financial guaranty to the beneficial interest holders in the SPE. These SPEs are commonly used in CDO transactions where portfolio managers are permitted to buy and sell assets.

As a guarantor of beneficial interests held by third-party investors, we have been involved with SPEs in our financial guaranty business. The guarantees are generally financial guarantees of principal and interest payments to beneficial interest holders. Our guarantees are generally issued on highly-rated senior securities issued by these SPEs and are not designed to absorb a significant portion of the expected losses or expected returns of the SPEs. Accordingly, we do not consolidate these SPEs. An increase in losses within the SPE structure is not an event that would require us to reconsider consolidation under this standard. However, if any of the trigger events discussed above were to occur and we were required to reconsider our variable interests in the SPE, there is an increased risk that we may be required to consolidate some of these SPEs. This is primarily due to the deterioration in subordination of the underlying collateral that has occurred since our initial determination, made at inception of the VIEs, that we were not the primary beneficiary.

The following table sets forth our total assets and maximum exposure to loss associated with significant financial guaranty variable interests in VIEs as of December 31 for the years indicated:

	Total Assets 2009	Maximum Exposure 2009	Total Assets 2008	Maximum Exposure 2008
	(In millions)
ABS	$1,880.9	$314.3	$2,349.6	$371.8
Other structured finance	5,492.7	389.7	6,591.9	544.0

Total	$7,373.6	$704.0	$8,941.5	$915.8

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) payments to our insurance subsidiaries in October 2010 under our tax-sharing agreement, (iv) potential capital support for our insurance subsidiaries, and (v) the payment of dividends on our common stock. At December 31, 2009, Radian Group had immediately available directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $360 million.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest expense on our long-term debt. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $68 million, which is expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $40.0 million, which also is expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code (“IRC”) had such subsidiary filed its federal tax return on a separate company basis. In October 2009, we satisfied Radian Group’s obligation to pay approximately $98 million to Radian Guaranty by transferring to it our ownership interest in Sherman, which required no cash payment. In addition, based upon our December 31, 2009 tax provision, we believe that Radian Group will be required to pay approximately $82 million to Radian Guaranty by October 2010, of which $29 million was prepaid in February 2010. The amount due by October 2010 could decrease if actual taxable losses in 2009 are less than projected or increase if actual tax losses in 2009 are worse than projected. Further, if Radian Guaranty realizes a tax loss in 2010, Radian Group could be required to make an additional payment to Radian Guaranty in October 2011, up to a maximum of $77 million. All amounts estimated to be paid under our tax-sharing agreement are dependent on the extent of tax losses in current and future periods, are based upon current IRC provisions which govern the usage of such tax losses, and may change upon the filing of our consolidated federal income tax returns. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

In November 2009, new tax legislation was enacted that provides an election to extend the existing carryback period for applicable net operating losses incurred in either 2008 or 2009 (but not both years) from two years to up to five years. While a complete analysis of the overall impact has yet to be determined, we do not believe that the newly enacted provisions will have a material impact on Radian Group’s consolidated federal income tax position. We are also currently evaluating Radian Group’s obligations under the tax-sharing agreement in light of this new legislation. If we elect to extend our carryback period pursuant to this legislation, we believe it is possible that we could be required to pay additional amounts (of approximately $32 million) to one or more of our subsidiaries under the tax-sharing agreement.

During the current period, certain of our mortgage insurance subsidiaries other than Radian Guaranty, incurred estimated net operating losses on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carryback provisions of the IRC. As a result, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual net operating loss carryforward under the IRC, then we will be obligated under the tax-sharing agreement to fund such subsidiary’s share of the net operating loss that has been utilized on a consolidated group tax return basis. Each of these subsidiaries has incurred significant losses in the recent past and are not expected to generate income in the future as a result of their insured portfolios of mortgage collateral.

Capital Support for Subsidiaries. Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if required by insurance regulators, the GSEs or the rating agencies. In 2009, Radian Group contributed $5.6 million to Amerin Guaranty to satisfy its surplus requirements. During 2008, Radian Group contributed $25 million to CMAC of Texas and $15 million to Amerin Guaranty.

Dividends. In July 2008, we reduced our quarterly common stock dividend from $0.02 per share to $0.0025 per share. Assuming that our common stock outstanding remains constant at 82,768,856 shares (the number of shares outstanding at December 31, 2009), we would pay approximately $0.8 million in the aggregate for our quarterly dividends for the next 12 months.

Dividends from our insurance subsidiaries and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Following the transfer of Sherman to Radian Guaranty in the fourth quarter of 2009, any dividends from Sherman will now be made directly to Radian Guaranty and not to Radian Group. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of ongoing losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to its direct parent, Radian Guaranty, and not to Radian Group.

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. As part of this transaction, Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary, entered into a separate perpetual put option agreement with each custodial trust, and Radian Asset Assurance entered into three corresponding perpetual put option agreements with Radian Asset Securities. The custodial trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain access to additional capital, at its discretion, through the exercise of one or more put options and the corresponding exercise of one or more Radian Asset Securities put options. Upon exercise of their respective rights under the put options, Radian Asset Assurance would issue its preferred stock to Radian Asset Securities and the custodial trusts would purchase Radian Asset Securities’ preferred stock. The preferred stock of Radian Asset Assurance and Radian Asset Securities have substantially identical terms. Our put options are perpetual in nature, allowing us to put our preferred stock solely at our discretion and call our preferred stock subsequent to its issuance. Specifically, there is no limit to the number of times that Radian Asset Assurance (and, correspondingly, Radian Asset Securities) may put its preferred stock to Radian Asset Securities (and, correspondingly, to the custodial trusts), fully redeem its preferred stock from Radian Asset Securities (and, correspondingly, from the custodial trusts), and put it back to Radian Asset Securities (and, correspondingly, to the custodial trusts).

In November 2009, Radian Group commenced three separate tender offers to purchase the CPS issued by each of the three custodial trusts. On December 30, 2009, Radian Group successfully completed tender offers to purchase the CPS issued by two of the three custodial trusts. In the tender, Radian Group purchased $32.9 million and $44.0 million, respectively, of the $50.0 million face amount of the CPS issued by each of these two custodial trusts. We purchased the CPS at a purchase price equal to 35% of the face amount of such CPS. We have various options relating to the CPS, which include with respect to each custodial trust:

•

Radian Asset Assurance and Radian Asset Securities exercising their respective rights under the put options and issuing their preferred stock to Radian Asset Securities and to the custodial trust, respectively;

•

Radian Asset Assurance causing the dissolution of the custodial trust, resulting in the distribution of the assets held by the custodial trust to the CPS holders. As of the date of this report, if Radian Asset Assurance were to cause the dissolution of the two custodial trusts for which we have bought CPS, Radian Group, as a holder of the CPS for such custodial trusts, would receive $76.9 million in cash from these trusts; or

•	We may seek to purchase the CPS not held by us, through a tender offer or otherwise.

At December 31, 2009, we did not have the intent to sell any debt securities in an unrealized loss position and determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity. We expect to fund Radian Group’s short-term liquidity needs with existing cash and marketable securities, cash received under the tax- and expense-sharing arrangements with our subsidiaries and potentially cash received upon dissolution of the custodial trusts in which we hold CPS. If the cash Radian Group receives from its tax- and expense-sharing arrangements is insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.

Radian Group—Long-Term Liquidity

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt and the potential payment due to Radian Guaranty in October 2011 under our tax-sharing arrangement as discussed above. At December 31, 2009, approximately $192 million in principal amount of our long-term debt was due in June 2011 and $250 million was due in each of 2013 and 2015. In January 2010, we repurchased an additional $31.9 million of our June 2011 debt, reducing the current principal amount outstanding of these debentures to $160 million. We may continue to redeem or repurchase some or all of our outstanding debt if circumstances are favorable to us. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs.

We expect to meet the long-term liquidity needs of Radian Group through available cash, the private or public issuance of debt or equity securities, the sale of assets or from dividends from our subsidiaries, and potentially cash received upon dissolution of the custodial trusts in which we hold CPS. The current downturn in the credit markets has created a situation where traditional sources of debt financing such as banks have significantly restricted access to credit and the public debt markets have been volatile. As a result, we may not be able to refinance our existing long-term debt on favorable terms, if at all. We expect to be able to repay our June

2011 debt with currently available funds or amounts received upon dissolution of the CPS trusts, but cannot provide any assurances that we will be able to access the capital markets on favorable terms, if at all, to satisfy or refinance our future liquidity requirements for our long-term debt due in 2013 and 2015.

We filed a shelf Registration Statement on Form S-3 (Registration No. 333-160657). This Registration Statement has been declared effective by the SEC and will allow us, subject to market conditions, over the next three years to issue up to $1 billion of the securities covered by the registration statement, including common stock, preferred stock, debt and certain other securities. We are currently contemplating a variety of options to improve our long-term liquidity, including raising capital through one or more registered and/or private offerings of debt and/or equity securities. There can be no assurance that we will be able to raise capital or improve our liquidity on favorable terms, if at all, and any such arrangement will involve costs and may have certain negative consequences for us and our constituents. These consequences could include a dilutive effect on current equity holders and increased costs of leverage and associated limitations on the operations of the business, as well as the up-front costs of the transactions.

Mortgage Insurance

The principal liquidity requirements of our mortgage insurance business include the payment of claims, operating expenses, including those allocated from Radian Group, and taxes. The principal sources of liquidity in our mortgage insurance business are insurance premiums, net investment income, cash dividends from Radian Asset Assurance and Sherman, and potential payments from Radian Group under our tax allocation agreement. Our mortgage insurance business has incurred significant losses during the past three years due to the current housing and related credit market downturn. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that any shortfall can be funded from sales of short-term marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our mortgage insurance business.

In 2008, in light of the expected future losses by Radian Guaranty, we determined it was necessary to provide additional capital to Radian Guaranty in order to maintain adequate risk-to-capital ratios, leverage ratios and surplus requirements as well as to protect its insurance financial strength ratings. In addition to protecting our financial strength ratings, additional capital is an important component of our plan to improve our ratings with S&P and Moody’s over a time period that is acceptable to us, as well as being important to the GSEs and our lender counterparties. Accordingly, in the third quarter of 2008, Radian Group contributed its equity interest in Radian Asset Assurance to Radian Guaranty, which allows Radian Guaranty to include Radian Asset Assurance’s statutory capital in the calculation of its statutory capital.

As of December 31, 2009, Radian Asset Assurance maintained claims paying resources of $2.6 billion, including a statutory surplus of approximately $1.1 billion. During 2009, Radian Asset Assurance paid a dividend of $99.7 million to Radian Guaranty and based on current projections, we currently expect Radian Asset Assurance will have the capacity to issue another dividend of approximately $70 million to Radian Guaranty in June 2010 which does not require the prior approval from the New York Insurance Commissioner.

The amount, if any, and timing of Radian Asset Assurance’s dividend paying capability will depend in part, on the performance of our insured financial guaranty portfolio, including the payment of claims or any agreement to make commutation payments to remove exposures from our books. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, such as the Ambac Commutation, which reduced Radian Asset Assurance’s total insured portfolio by approximately 10%, we may have the ability to release capital to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, and claim payment obligations arise with respect to one or more transactions, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any reduction in statutory capital would also likely reduce Radian Asset Assurance’s capacity to issue dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from issuing dividends altogether. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” above for additional information regarding material changes in the credit performance of our insured financial guaranty portfolio. See “Risk Factors—The long-term capital adequacy of Radian Guaranty depends, in part, upon the performance of our financial guaranty portfolio” and “Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration.”

As discussed above, we transferred our equity interest in Sherman to Radian Guaranty in the fourth quarter of 2009. Following this transfer, any dividends from Sherman will be paid to Radian Guaranty, along with the proceeds from any future sale of our interest in Sherman. Radian Guaranty received a $1.5 million dividend from Sherman in January 2010. We cannot provide any assurances that if we were to seek to sell our interest in Sherman, that we would be able to do so on favorable terms, if at all.

Financial Guaranty

The principal short-term and long-term liquidity requirements of our financial guaranty business include the payments of operating expenses, including those allocated from Radian Group, claim and commutation payments, taxes and dividends to Radian Guaranty. In addition, we have potential liquidity risk with respect to certain of our CDSs covering senior tranches of TruPs CDOs (representing a total net par outstanding of $863.5 million as of December 31, 2009). For more information regarding this potential liquidity risk, see “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” above.

The principal sources of liquidity in our financial guaranty business are premium collections, credit enhancement fees on credit derivative contracts and net investment income. We believe that the cash flows generated by each of our financial guaranty subsidiaries will provide these subsidiaries with the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales of marketable securities in our investment portfolio maintained at our operating companies and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our financial guaranty business.

Reconciliation of Consolidated Net Loss to Cash (Used in) Provided by Operations

The following table reconciles consolidated net loss to cash provided by (used in) operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Net loss	$(147,879)	$(410,579)	$(1,290,299)
Net (gains) losses on other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(259,261)	(561,447)	1,160,773
Net (payments) receipts related to derivative contracts (1)	(38,044)	(126,664)	19,671
Equity in net (earnings) loss of affiliates	(33,226)	(59,797)	416,541
Distributions from affiliates (1)	11,040	35,460	51,512
Gain on sale of affiliate	—	—	(181,734)
Proceeds from sales of trading securities (1)	4,286,336	335,109	17,408
Purchases of trading securities (1)	(3,880,824)	(848,123)	(157,738)
Cash paid for commutations, terminations and recaptures (1)	(369,926)	(36,620)	—
Deferred tax benefit	(55,344)	(313,088)	(879,835)
Depreciation and amortization, net	20,080	16,188	19,334
Change in unearned premiums	(178,677)	(126,936)	151,023
Change in deferred policy acquisition costs	19,954	59,935	(13,180)
Change in reinsurance recoverables	(197,764)	(458,399)	—
Change in loss and LAE reserves	629,873	1,629,500	757,368
Change in second-lien premium deficiency reserves	(61,504)	(108,785)	195,646
Decrease in prepaid federal income taxes (1)	248,828	544,658	15,254
Change in other assets	38,718	(32,260)	(58,396)
Change in accounts payable and accrued expenses	27,653	128,032	78,447

Cash provided by (used in) operations	$60,033	$(333,816)	$301,795

(1)	Represents a cash item.

Cash flows provided by operating activities for 2009 increased compared to 2008 as a result of sales of trading securities. We expect that we will use more cash than we generate from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $2.0 billion at December 31, 2009 and 2008. Our net loss for 2009 of $148 million was offset by positive market trends that resulted in unrealized gains in our investment portfolio; and therefore lower accumulated other comprehensive loss.

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including our past history, industry standards and the current economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements is set forth below.

Reserve for Losses

We establish reserves to provide for losses and the estimated costs of settling claims in both the mortgage insurance and financial guaranty segments. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. The accounting standard regarding accounting and reporting by insurance enterprises specifically excludes mortgage insurance from its guidance relating to the reserve for losses. However, because of the lack of specific guidance, we establish reserves for mortgage insurance using the guidance contained in this standard, supplemented with other accounting guidance as described below.

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. We also forecast the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, and other items that may give rise to insurance rescissions and claim denials, to help determine the likelihood that a submitted claim will result in a paid claim (referred to as the “default to claim rate”). Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”). Based on these estimates, we arrive at an appropriate loss reserve at a given point in time.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. A “default” is defined under our master policy as a borrower’s failure to make a payment equal to or greater than one monthly regular payment under a loan. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days of (1) the loan’s having been in default for three months or (2) the occurrence of an early default in which the borrower fails to make any of the initial 12 monthly payments under a loan so that an amount equal to two monthly payments has not been paid. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days.

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured), the reserve for that loan is removed from the reserve for losses and LAE. We also establish reserves for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary.

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

Each loan that we insure is identified by product type (i.e., prime, Alt-A, subprime) and type of insurance (i.e., primary or pool) at the time the loan is initially insured. Different product types typically exhibit different loss behavior. Accordingly, our reserve model applies different ultimate default to claim rates and severities to each product type, taking into account the different loss development patterns and borrower behavior that are inherent in these products, as well as whether we are in a first- or second-loss position and whether there are deductibles on the insured loans. We use an actuarial projection methodology called a “roll rate” analysis to determine the projected ultimate default to claim rates for each product and to produce a reserve point for each product. As discussed above, the “roll rate” analysis uses claim payment history for each product to help determine the likelihood that a default will result in a claim and the amount that we will pay if a default becomes a claim. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which has the effect of reducing our default to claim rates. Recently, we have experienced a significant increase in our insurance rescissions and claim denials for various reasons, including underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation.

Our projected default to claim rate was 38% at December 31, 2007, 46% at December 31, 2008 and 36% at December 31, 2009. The increase from 2007 to 2008 was primarily as a result of higher defaults and severity caused by declining home prices and distress in the residential real estate and credit markets, while the decrease from 2008 to 2009 was primarily as a result of our estimate of rescissions and denials which is based on actual recent experience. A key assumption affecting our methodology is that future ultimate default to claim rates and severities will be consistent with our recent experience. Based on the results of our recent claims investigations, we expect our rescission and denial rates to remain at increased levels as long as defaults related to the poor underwriting periods of 2005 through the first half of 2008 represent a significant percentage of our total default portfolio. Our recent increase in the rate of rescissions and denials may lead to an increased risk of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a certificate of insurance or denied a claim. Although we believe that all rescissions and denials identified are valid under our policies, if we are not successful in defending the rescissions and denials in any potential legal actions, we may need to reassume the risk, and reestablish loss reserves for those loans.

The following table shows the mortgage insurance range of loss and LAE reserves, and recorded reserves for losses and LAE, as of December 31, 2009 and 2008:

	As of December 31, 2009			As of December 31, 2008
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$3,159.9	$3,741.2	$3,450.5	$2,746.4	$3,233.6	$2,990.0

Reserves for our mortgage insurance business are recorded based on our estimate of loss and LAE reserves. We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at December 31, 2009 represents our best estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity of first-lien loss reserve estimates at December 31, 2009, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in overall claim severity (28% of unpaid principal balance at December 31, 2009), we estimated that our loss reserves would change by approximately $120 million at December 31, 2009. For every one percentage point change in our overall default to claim rate (36% at December 31, 2009, including our assumptions related to rescissions and denials), we estimated a $93 million change in our loss reserves at December 31, 2009.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	December 31
	2009	2008
	(In thousands)
Financial Guaranty	$121,833	$219,671
Trade Credit Reinsurance	6,611	14,877

Total	$128,444	$234,548

In January 2009, we adopted an update to the accounting standard regarding accounting for financial guaranty insurance contracts for all non-derivative financial guaranty insurance policies. This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and when the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, or based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we rely on information provided by the ceding company as confirmed by us, as well as our specific knowledge of the credit for determining expected loss.

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management, working with our legal group, is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied during the ongoing monitoring and surveillance of each exposure in the portfolio as well as the point of origination of a transaction.

There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the ceding company, we may assign our own risk rating rather than using the risk rating assigned by the ceding company.

Prior to the adoption of the accounting standard, we established case and LAE reserves for specifically identified impaired credits that had defaulted and allocated non-specific and LAE reserves for specific credits that we expected to default (case reserves and allocated non-specific reserves combined represented our allocated reserves). We also recorded unallocated non-specific reserves for other losses on a portfolio basis. Our unallocated non-specific reserves were established over time by applying an expected loss ratio to the premiums earned during each reporting period and discretionary adjustments by management as appropriate due to changes in expected frequency and severity of losses.

Estimating loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions with regard to the likelihood, magnitude and timing of each potential loss.

The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. We cannot be certain that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults; however, recorded amounts reflect our best estimates.

Reserve for Premium Deficiency

Insurance enterprises are required to establish a premium deficiency reserve (“PDR”) if the net present value of the expected future losses and expenses for a particular product exceeds the net present value for expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

The following table illustrates our net projected premium excess on our first-lien portfolio:

First-lien portfolio (In millions):	December 31 2009	December 31 2008
Net present value of expected premiums	$2,823	$2,986
Net present value of expected losses and expenses	(4,299)	(4,861)
Reserve for premiums and losses established, net of reinsurance recoverables	2,785	2,360

Net projected premium excess	$1,309	$485

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2009 or 2008. Expected losses are based on an assumed paid claim rate of approximately 13.7% on our total primary first-lien mortgage insurance portfolio, including 9.9% on prime, 32.2% on subprime and 25.5% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated during the second half of 2008 throughout 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, an increase in estimated rescissions and denials on insured loans as part of our loss mitigation efforts is expected to partially offset the impact of expected defaults and claims.

Numerous factors affect our ultimate claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of delinquent loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in prepayment speeds. As of December 31, 2009, our modeled loan default projections assume that recently observed new default rates will remain stable through the middle of 2010, and will gradually return to normal historical levels over the subsequent two years. If our modeled loan default projections were stressed such that recent default trends were to continue until the end of 2010, remain stable through the middle of 2012, and gradually return to normal historical levels over the subsequent three years, we estimate that the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) would exceed the net present value of expected losses and expenses by approximately $0.3 billion; therefore, no PDR would be required in this stressed scenario.

To calculate the premium deficiency on our second-lien mortgage insurance business, we project future premiums and losses for this business on a transaction-by-transaction basis, using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections.

During 2009, the second-lien PDR decreased by approximately $61.5 million, primarily as a result of the normal transfer of premium deficiency reserves to loss reserves and the settlement of second-lien transactions at an amount that was less than our previously established PDR. Our second-lien portfolio is relatively seasoned, and as a result, we do not believe that future changes in macroeconomic factors will result in significant changes to our current loss projections. The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for 2009 and 2008 (in thousands):

Second-lien PDR (In thousands):	Year Ended December 31 2009	Year Ended December 31 2008
Balance at beginning of period	$86,861	$195,646
Incurred losses recognized in loss reserves	(56,421)	(204,205)
Premiums recognized in earned premiums	5,619	18,727
Changes in underlying assumptions	(10,348)	52,547
Accretion of discount and other	(354)	24,146

Balance at end of period	$25,357	$86,861

Derivative Instruments

Derivative instruments are recorded at fair value, and changes in fair value are recorded in change in fair value of derivative instruments unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Currently, we have no derivative instruments that qualify for hedge accounting treatment.

All our derivative instruments are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations under the contracts. Our credit protection in the form of CDS within both our mortgage insurance and financial guaranty segments, NIMS derivatives assets and financial guaranty contracts on NIMS that we do not consolidate, and CPS that are not consolidated, are all recorded at fair value, with changes in fair value included in current earnings in our consolidated statements of operations.

We record premiums and origination costs related to our CDS and certain other derivative contracts in change in fair value of derivative instruments and policy acquisition costs, respectively, on our consolidated statements of operations. Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

Fair Value of Financial Instruments

We adopted the accounting standard regarding fair value measurements effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. This accounting standard (i) defines fair value, (ii) establishes a framework for measuring fair value and (iii) expands disclosure requirements about fair value measurements. There was no cumulative impact on retained earnings as a result of the adoption. Effective January 1, 2009, we adopted the accounting standard regarding fair value measurements and disclosures as it relates to non-financial assets and non-financial liabilities.

We adopted the accounting standard regarding the fair value option for financial assets and financial liabilities effective January 1, 2008. We elected to fair value the consolidated NIMS VIE debt and the consolidated CPS VIE debt at the date that each of these VIEs were consolidated during 2008 and 2009.

We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. Fair value measurements reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with this standard.

When determining the fair value of our liabilities we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. As our CDS spread tightens or widens, the fair value of our liabilities increases and decreases, respectively.

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

Level I—Unadjusted quoted prices or valuations in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II—Quoted prices or valuations in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At December 31, 2009, our total Level III assets were approximately 1.6% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Trading securities, hybrid securities, VIE debt, and derivative instruments are recorded at fair value as described in Note 4 and Note 5 of Notes to Consolidated Financial Statements. All derivative instruments and contracts are recognized on our consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations provided under the contracts. All changes in fair value of trading securities, hybrid securities, VIE debt and derivatives are included in the statements of operations.

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

Derivative Instruments and VIE Liabilities

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

We determine the fair value of our derivative instruments using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and we can develop cash flow projections that we believe would represent the view of a typical market participant, we believe it is necessary to change to a discounted cash flow model from a credit spread valuation model. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. When the particular circumstances of a specific transaction, rather than systemic market risk or other market factors, becomes the dominant driver of fair value, the credit spread valuation approach will generally result in a fair value that is different than the discounted cash flow valuation and, we believe, less representative of a typical market participant’s view. Therefore, in these instances, we believe the discounted cash flow valuation approach, and not the credit spread valuation approach, provides a fair value that better represents a typical market participant’s view, as it results in a reasonable estimation of the credit component of fair value at a point in time where the index is no longer representative of the fair value of the particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, where very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.

Beginning in 2008, in accordance with a new accounting standard regarding fair value measurements, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of the fair value of our derivative liabilities. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS and Consolidated CPS VIE debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations, if available. At December 31, 2009, given our recently completed tender offer for a portion of the CPS securities, we believe the executed tender offer price provides the best indication of fair value. As a result, we recorded a $23.6 million reduction in the fair value of the put options on CPS securities to $97.5 million at the time of the tender offer. In addition, related to the tender and purchase of the majority of the securities of two of the three trusts, we consolidated the assets and liabilities of those two trusts. After consolidation, we have a remaining fair value of $32.5 million related to the put options on CPS included in derivative assets for the one trust that is not consolidated and $8.1 million of VIE debt related to the consolidated trusts. The put options on CPS and the CPS consolidated VIE debt are categorized in Level III of the fair value hierarchy.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE debt

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS derivative assets by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $350.0 million as of December 31, 2009, which is our best estimate of settlement value at that date and represents 99% of our total risk in force of $353.2 million. The recorded fair value of our total net liabilities related to NIMS as of December 31, 2009 was $275.8 million, of which $12.2 million relates to derivative assets and $288.0 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 84% of our corporate CDO transactions (as of December 31, 2009) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

Defining the Equivalent-Risk Tranche—Direct observations of fair premium amounts for our transactions are not available since these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, CDS on tranches of a standardized index (the “CDX index”) are widely traded and observable, and provide relevant market data for determining the fair premium amount of our transactions, as described more fully below.

The CDX index is a synthetic corporate CDO that comprises a list of corporate obligors and is segmented into multiple tranches of synthetic senior unsecured debt of these obligors ranging from the equity tranche (i.e., the most credit risk or first-loss position) to the most senior tranche (i.e., the least credit risk). We refer to each of these tranches as a “standard CDX tranche.” A tranche is defined by an attachment point and detachment point, representing the range of portfolio losses for which the protection seller would be required to make a payment.

Our corporate CDO transactions possess similar structural features to the standard CDX tranches, but often differ with respect to the referenced corporate entities, the term, the attachment point and the detachment points. Therefore, in order to determine the equivalent-risk tranche for each of our corporate CDO transactions, we determine the attachment and detachment points on the CDX index that have comparable estimated probabilities of loss as the attachment and detachment points in our transactions. We begin by performing a simulation analysis of referenced entity defaults in our transactions to determine the probability of portfolio losses exceeding our attachment and detachment points. The referenced entity defaults are primarily determined based on the following inputs: the market observed CDS credit spreads of the referenced corporate entities, the correlations between each of the referenced corporate entities, and the term of the transaction.

For each referenced corporate entity in our corporate CDO transactions, the CDS spreads associated with the term of our transactions (“credit curve”) define the estimated expected loss for each entity (as applied in a market standard approach known as “risk neutral” modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are based on historical data. The impact of our correlation assumptions currently does not have a material effect on our fair premium estimates in light of the significant impact of our non-performance risk adjustment as described below.

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

The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the “risk neutral” model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the “risk neutral modeling” approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread, and the default probability of the transaction is determined as described above under “Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.

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

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of RMBS CDOs, CMBS CDOs, TruPs CDOs and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS (such as credit card securities), and (iii) project finance transactions. The fair value of our non-corporate CDO and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

RMBS CDOs—The fair value amounts for our two remaining RMBS CDO transactions are derived using standard market indices and discounted cash flows, to the extent expected losses are estimable. The credit quality of the underlying referenced obligations in one of these transactions is reasonably similar to that which is included in the AAA-rated ABX.HE index, a standardized list of RMBS reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction is derived directly from the observed spreads of this index. For our second RMBS CDO transaction, the underlying referenced obligations in this transaction have experienced significant credit deterioration, and we expect this deterioration ultimately will result in claims. Fair value for this transaction is determined using a discounted cash flow analysis. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation, and our estimate of the claim rate associated with the current delinquent loans. The expected cash flows from the underlying reference obligations are then present valued using a discount rate derived from the BBB- ABX.HE index. The insured cash flows are present valued using a discount rate that is equal to our CDS rate plus a risk-free rate.

CMBS CDOs—The fair premium amounts for our CMBS CDO transactions for a typical market participant are derived directly from the observed spreads on the CMBX indices. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on their various origination periods and credit grades. For each of our CMBS CDO transactions, we use the CMBX index that most directly correlates to our transaction with respect to the origination period and credit rating of the referenced obligations included in our transactions. The typical fair premium amount is the expected future fair premiums (determined by the observed index spreads) present valued using a discount rate equal to the CDS spread of a typical market participant plus a risk–free rate.

TruPs CDOs—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks and insurance companies, as well as real estate investment trusts and other financial institutions, whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. Beginning in the third quarter of 2009, we began to use a discounted cash flow valuation approach to determine fair value for these transactions. As a result of significant credit deterioration during this reporting period, we determined that the market spreads utilized in prior periods were no longer a relevant key assumption in determining fair value of these transactions. We utilize a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation. The expected cash flows to the TruPs transaction are then present valued using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The insured cash flows are present valued using a discount rate that is equal to our CDS rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default remains outstanding as of the CDS termination date (the “Conditional Liquidity Claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a default at the time of maturity. A discounted cash flow valuation is also performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a Conditional Liquidity Claim and one in which the claim is not made.

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

All Other Non-Corporate CDOs and other Derivative Transactions—For all of our other non-corporate CDO and other derivative transactions, observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium. The fair premium amount is calculated such that the expected profit (fair premium amount net of expected losses and other expenses) is proportional to an internally-

developed risk-based capital amount. Expected losses and our internally developed risk-based capital amounts are projected by our model using the internal credit rating, term, and current par outstanding for each transaction.

For each of the non-corporate CDO and other derivative transactions discussed above, with the exception of CDOs of ABS transactions and the TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2009 is based on the most recent available financial information. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by primaries from market data sources published by third parties (e.g. dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for our non-performance risk that is based on our CDS spread. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

Mortgage Insurance Domestic and International CDS

In the second quarter of 2009, we paid an aggregate of $63.9 million to terminate all of our remaining domestic mortgage insurance CDS transactions. The settlement payments were approximately equal to the fair value of these terminated transactions. As a result, we no longer have any exposure to domestic mortgage insurance CDS. Prior to their termination, the estimated fair value of our mortgage insurance domestic CDS was determined using internal models that employed a discounted cash flow methodology. We estimated losses in each securitization by applying expected default rates separately to loans that were delinquent and to those that were current. We then projected prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds were used to estimate the cash flows for each underlying securitization, and ultimately, to produce the projected credit losses for each mortgage insurance domestic CDS. In addition to expected credit losses, the fair value for each mortgage insurance domestic CDS was approximated by incorporating future expected premiums to be received from the transaction. These future expected premiums were discounted utilizing a risk-adjusted interest rate that was based on the current rating of each transaction. The projected net losses were discounted using a rate of return that incorporates our own non-performance risk, which resulted in a significant reduction of the derivative liability. Prior to their termination, our mortgage insurance domestic CDS were categorized in Level III of the fair value hierarchy.

In the fourth quarter of 2009, we paid $6.5 million to terminate one of our remaining two international CDS transactions. In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective deal, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. These credit derivatives are categorized in Level III of the fair value hierarchy. For the remaining mortgage insurance international CDS transaction, we make an adjustment to the fair value amount described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs. Our one remaining international CDS transaction is categorized in Level III of the fair value hierarchy.

Investments

We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Beginning in the second quarter of 2009, we classified all fixed income securities as trading securities. Short term investments consist of assets invested in class one money market instruments, certificates of deposit and highly liquid, interest bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Note 5 for further discussion on the fair value of investments.

Accounting for certain hybrid financial instruments (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of accounting for derivative instruments and hedging activities, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities to eliminate the exemption from applying the requirements of the accounting standard regarding accounting for derivative instruments and hedging activities on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In addition, we elected to record these convertible securities at fair value with changes in the fair value recorded as net gains or losses on other financial instruments.

On April 1, 2009, we adopted a new accounting standard regarding recognition and presentation of OTTI. In accordance with this new standard, if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its amortized cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss in the statement of operations while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. For securities held as of April 1, 2009 that had previously been other-than-temporarily impaired, an after-tax transition adjustment of $21.5 million was booked to reclassify the non-credit loss portion of these impairments from retained earnings to accumulated other comprehensive income (loss).

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

VIEs

We consolidate VIEs for which we determine that we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity and the risks it was created to pass along to variable interest holders, the extent of credit risk absorbed by us and the extent to which credit protection provided by other variable interest holders reduces this exposure. See Note 6 of Notes to Consolidated Financial Statements for additional information.

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

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results. As a result of the Ambac Commutation, we wrote off $8.9 million of deferred policy acquisition costs in 2009.

Origination costs of derivative contracts are expensed as incurred.

Income Taxes

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

We are required to establish a valuation allowance against our deferred tax asset (“DTA”) when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryforward period provided under the tax law.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted an update to the accounting standard regarding share-based payment transactions. This standard requires companies to consider unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities in the calculation of basic and diluted earnings per share. Our restricted stock awards meet the definition of participating securities. The adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted an update to the accounting standard regarding disclosures about derivative instruments and hedging activities. This standard requires increased qualitative, quantitative and credit-risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity; (b) how the entity is accounting for its derivative instruments and hedged items; and (c) how the instruments affect the entity’s financial position, financial performance and cash flows. This standard also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures.

Effective January 1, 2009, we adopted the accounting standard regarding accounting for financial guaranty insurance contracts for all non-derivative financial guaranty insurance policies. This standard clarifies the accounting for financial guaranty insurance contracts, including the method of recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of this standard is limited to financial guaranty insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of the previous accounting standard regarding accounting and reporting by insurance enterprises. As a result of the implementation of this standard, we recognized the cumulative effect of adoption as a reduction in retained earnings of $37.6 million, after tax, effective January 1, 2009.

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

Effective April 1, 2009, we adopted the accounting standard regarding determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not “orderly” for purposes of this accounting standard. The adoption of this standard did not have a significant impact on our consolidated financial statements.

Effective June 30, 2009, we adopted the accounting standard regarding subsequent events. This standard establishes principles and requirements for disclosure in financial statements of subsequent events. In particular, it sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

Effective October 1, 2009, we adopted an update to the accounting standard regarding fair value measurements and disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical liability, the quoted price of a similar liability or a similar liability when traded as an asset or 2) another valuation technique consistent with the accounting standard regarding fair value measurements and disclosures. This update also clarifies that an entity is not required to include a separate input for restrictions related to the transfer of a liability. The adoption of this update did not have a material impact on our consolidated financial statements.

Effective October 1, 2009, we adopted an update to the accounting standards regarding fair value measurements and disclosures. This update provides amendments for the fair value measurement of investments in certain entities that calculate net asset value per share. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the update. The adoption of this standard did not have a significant impact on our consolidated financial statements.

Effective October 1, 2009, we adopted an update to the accounting standards regarding consolidations. This update provides accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. This update clarifies the scope to include all entities, including an entity that exchanges a group of assets that constitutes a business. In addition, the guidance in this update also improves the disclosures for fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The adoption of this standard regarding consolidations did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 166”), and in December 2009, it issued amendments to the Codification to reflect the issuance of this accounting standard regarding accounting for transfers of financial assets. This amendment improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this statement removes the concept of a QSPE from the accounting standard related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from applying the accounting standard related to the consolidation of VIEs. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This standard is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of this standard.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”) and in December 2009, it issued amendments to the Codification to reflect the issuance of this accounting standard regarding improvements to financial reporting by enterprises involving VIEs. This amendment carries forward the scope of the accounting standard related to the consolidation of VIEs with the addition of entities previously considered QSPEs. It also amends certain guidance in the accounting standard related to the consolidation of VIEs for determining whether an entity is a VIE. Application of this revised guidance may change an enterprise’s assessment of which entities with which it is involved are VIEs. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required, and the quantitative approach previously required for determining the primary beneficiary of a VIE is eliminated. The quantitative approach that was eliminated was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This amendment is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of this amendment.

In January 2010, the FASB issued an update to the accounting standard regarding fair value measurements and disclosures. This update requires new disclosures regarding significant transfers in and out of Level I and Level II fair value measurements for interim and annual reporting periods beginning after December 15, 2009. Additional disclosures are required regarding the reconciliation of Level III fair value measurements for interim and annual reporting periods beginning after December 15, 2010. Management is currently evaluating the impact that may result from the adoption of this standard.

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

Interest-Rate Risk

The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and we have determined that the fair value of our interest rate sensitive investment assets is materially exposed to changes in interest rates.

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at December 31, 2009 and December 31, 2008, was $6.1 billion and $6.0 billion, respectively, of which 95% and 80%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. A 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $298.3 million at December 31, 2009, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $279.2 million at December 31, 2009. At December 31, 2009, the average duration of the fixed-income portfolio was 5.4 years. The market value and carrying value of our long-term debt at December 31, 2009 was $499.4 million and $698.2 million, respectively. In general, the market value of our long-term debt reflects market concerns regarding our ability to continue to service our debt and ultimately repay or refinance our debt as it matures.

Credit Risk

We provide credit protection in the form of CDS and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate, ABS, RMBS, CMBS, and TruPs. With the exception of NIMS, one CDO of ABS and our insured TruPs CDOs (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations, in some cases compounded by ratings downgrades of these insured obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in the fair value of our insured derivatives portfolio and NIMS VIE debt as a result of instantaneous shifts in credit spreads as of December 31, 2009, assuming that our own CDS spread remained constant. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table.

($ in millions)	Weighted Average Spread	Market Value Net Liabilities		Effect on Market Value based on:
				10% widening of credit spreads	10% tightening of credit spreads
NIMS	44.93%	$275.8	*	$(0.1)	$0.1
Corporate CDOs	0.68%	$2.5		(4.4)	4.4
Non-Corporate CDOs	3.07%	$193.9		(21.8)	21.8

Estimated pre-tax (loss) gain				$(26.3)	$26.3

*	Includes VIE debt of $288.0 million, and NIMS derivative assets of $12.2 million.

If our CDS spread was to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our unrealized losses on derivatives and NIMS VIE debt could increase significantly. The table below presents the pre-tax change in fair value of our derivatives portfolio as a result of an instantaneous shift of our CDS curve as of December 31, 2009 in isolation:

				Effect on Market Value based on:
($ in millions)	Radian Group Spread	Market Value Net Liabilities		1000 basis point widening of Radian’s spread	1000 basis point tightening of Radian’s spread
NIMS	15.30%	$275.8	*	$33.6	$(44.9)
Corporate CDOs		$2.5		32.6	(121.0)
Non-Corporate CDOs		$193.9		84.2	(839.0)

Estimated pre-tax gain (loss)				$150.4	$(1,004.9)

*	Includes NIMS VIE debt of $288.0 million, and NIMS derivative assets of $12.2 million.

Given the relatively high level of volatility in spreads for our derivative transactions and NIMS VIE debt (including our own CDS spread) during 2008 and 2009, the sensitivities presented above are higher than our longer term historical experience, where spread volatilities rarely exceeded 20 basis points before 2008. The range of 1,000 basis point tightening and 1,000 basis point widening was determined, to a significant degree, based on our most recent experience, which we believe is reasonably likely to continue in the current market environment despite historical levels that were much more stable.

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of December 31, 2009 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $10.3 million as of December 31, 2009.

At December 31, 2009, we held approximately $22.6 million of investments denominated in Euros. The value of the Euro against the U.S. dollar strengthened from 1.40 at December 31, 2008 to 1.43 at December 31, 2009. At December 31, 2009, we held approximately $40.1 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar weakened from 0.0110 at December 31, 2008 to 0.0108 at December 31, 2009.

Equity Market Price

At December 31, 2009, the market value and cost of our equity securities were $255.0 million and $247.5 million, respectively. Included in the market value and cost of our equity securities is $78.7 million and $74.1 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $25.5 million as of December 31, 2009.

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

C. Robert Quint

Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in common stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Radian Group Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) as of and for the year ended December 31, 2009 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted, in 2009, a new accounting standard for financial guarantee insurance contracts and, in 2008, a new accounting standard for fair value measurements and disclosures. As discussed in Note 1 to the consolidated financial statements, the Company discontinued writing new financial guaranty business in 2008.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 2, 2010

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(In thousands, except share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $20,308 and $37,486)	$19,283	$36,628
Fixed-maturities available for sale—at fair value (amortized cost $1,667,108 and $3,899,487)	1,555,827	3,647,269
Trading securities—at fair value (amortized cost $2,712,184 and $670,835)	2,679,532	654,699
Equity securities available for sale—at fair value (cost $173,418 and $212,620)	176,251	165,099
Hybrid securities—at fair value (amortized cost $279,910 and $499,929)	279,406	426,640
Short-term investments	1,401,157	1,029,285
Other invested assets (cost $25,739 and $21,388)	25,739	21,933

Total investments	6,137,195	5,981,553
Cash	77,181	79,048
Investment in affiliates	121,480	99,712
Deferred policy acquisition costs	160,281	160,526
Prepaid federal income taxes	—	248,828
Accrued investment income	38,151	61,722
Accounts and notes receivable (less allowance of $77,476 and $61,168)	173,331	90,158
Property and equipment, at cost (less accumulated depreciation of $89,062 and $84,911)	16,197	18,178
Derivative assets	68,534	179,515
Deferred income taxes, net	440,948	446,102
Reinsurance recoverables	628,572	492,359
Other assets	214,436	258,418

Total assets	$8,076,306	$8,116,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$823,621	$916,724
Reserve for losses and loss adjustment expenses (“LAE”)	3,578,982	3,224,542
Reserve for premium deficiency	25,357	86,861
Long-term debt and other borrowings	698,222	857,802
Variable interest entity (“VIE”) debt—at fair value	296,080	160,035
Derivative liabilities	238,697	519,260
Accounts payable and accrued expenses	410,353	320,185

Total liabilities	6,071,312	6,085,409

Commitments and Contingencies (Note 18)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 99,989,972 and 98,223,210 shares issued at December 31, 2009 and 2008, respectively; 82,768,856 and 81,034,883 shares outstanding at December 31, 2009 and 2008, respectively	100	98
Treasury stock, at cost: 17,221,116 and 17,188,327 shares in 2009 and 2008, respectively	(889,496)	(888,057)
Additional paid-in capital	1,363,255	1,350,704
Retained earnings	1,602,143	1,766,946
Accumulated other comprehensive loss	(71,008)	(198,981)

Total stockholders’ equity	2,004,994	2,030,710

Total liabilities and stockholders’ equity	$8,076,306	$8,116,119

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2009	2008	2007
	(In thousands, except per-share amounts)
Revenues:
Premiums written—insurance:
Direct	$790,052	$965,741	$1,109,451
Assumed	(207,074)	6,676	126,402
Ceded	(139,130)	(155,548)	(150,621)

Net premiums written	443,848	816,869	1,085,232
Decrease (increase) in unearned premiums	382,053	154,951	(172,951)

Net premiums earned—insurance	825,901	971,820	912,281
Net investment income	214,190	263,033	256,098
Change in fair value of derivative instruments	99,958	710,913	(1,214,379)
Net gains (losses) on other financial instruments	168,572	(94,300)	63,026
Total other-than-temporary impairment (“OTTI”) losses	(9,269)	(55,166)	(9,420)
Losses recognized in other comprehensive income (loss)	—	—	—

Net impairment losses recognized in earnings	(9,269)	(55,166)	(9,420)
Gain on sale of affiliate	—	—	181,734
Other income	14,026	11,736	11,711

Total revenues	1,313,378	1,808,036	201,051

Expenses:
Provision for losses	1,337,574	2,205,340	1,308,090
Provision for premium deficiency	(61,504)	(108,785)	195,646
Policy acquisition costs	63,034	136,396	113,176
Other operating expenses	203,770	255,497	183,445
Interest expense	46,010	53,514	53,068

Total expenses	1,588,884	2,541,962	1,853,425

Equity in net income (loss) of affiliates	33,226	59,797	(416,541)

Pretax loss	(242,280)	(674,129)	(2,068,915)
Income tax benefit	(94,401)	(263,550)	(778,616)

Net loss	$(147,879)	$(410,579)	$(1,290,299)

Basic net loss per share	$(1.80)	$(5.12)	$(16.22)

Diluted net loss per share	$(1.80)	$(5.12)	$(16.22)

Weighted average number of common shares outstanding—basic	81,937	80,258	79,556

Weighted average number of common and common equivalent shares outstanding—diluted	81,937	80,258	79,556

Dividends per share	$.01	$.045	$.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
					Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other
	(In thousands)
BALANCE prior to implementation effects JANUARY 1, 2007	$97	$(931,012)	$1,347,205	$3,489,290	$9,796	$151,934	$247	$4,067,557
Cumulative effect of adoption of Accounting for Uncertainty in Income Taxes (See Note 14)	—	—	—	(21,214)	—	—	—	(21,214)
Cumulative effect of adoption of Accounting for Certain Hybrid Financial Instruments (See Note 2)	—	—	—	9,844	—	(9,844)	—	—

BALANCE, JANUARY 1, 2007, as adjusted	97	(931,012)	1,347,205	3,477,920	9,796	142,090	247	4,046,343
Comprehensive (loss) income:
Net loss	—	—	—	(1,290,299)	—	—	—	(1,290,299)
Unrealized foreign currency translation adjustment, net of tax of $1,263	—	—	—	—	2,346	—	—	2,346
Unrealized holding losses arising during period, net of tax benefit of $26,269	—	—	—	—	—	(48,785)	—
Less: Reclassification adjustment for net losses included in net loss, net of tax benefit of $3,600	—	—	—	—	—	(6,686)	—

Net unrealized losses on investments net of tax benefit of $29,869	—	—	—	—	—	(55,471)	—	(55,471)

Total comprehensive loss								(1,343,424)
Issuance of common stock under incentive plans	1	64,356	2,894	—	—	—	—	67,251
Issuance of restricted stock	—	—	(31,836)	—	—	—		(31,836)
Amortization of restricted stock	—	—	10,647	—	—	—	—	10,647
Net actuarial loss	—	—	—	—	—	—	(1,873)	(1,873)
Stock-based compensation expense	—	—	2,880	—	—	—	—	2,880
Treasury stock purchased	—	(22,822)	—	—	—	—	—	(22,822)
Dividends declared	—	—	—	(6,430)	—	—	—	(6,430)

BALANCE, DECEMBER 31, 2007	$98	$(889,478)	$1,331,790	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY—(Continued)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
					Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other
	(In thousands)
BALANCE, JANUARY 1, 2008	$98	$(889,478)	$1,331,790	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736
Comprehensive (loss) income:
Net loss	—	—	—	(410,579)	—	—	—	(410,579)
Unrealized foreign currency translation adjustment, net of tax of $982	—	—	—	—	1,824	—	—	1,824
Unrealized holding losses arising during period, net of tax benefit of $152,788	—	—	—	—	—	(283,750)	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $350	—	—	—	—	—	651	—

Net unrealized losses on investments net of tax benefit of $152,438	—	—	—	—	—	(283,099)	—	(283,099)

Total comprehensive loss	—	—	—	—	—	—	—	(691,854)
Sherman equity adjustment	—	—	—	—	—	—	(16,761)	(16,761)
Pension curtailment	—	—	—	—	—	—	1,884	1,884
Repurchases of common stock under incentive plans	—	1,421	(1,802)	—	—	—	—	(381)
Issuance of restricted stock	—	—	476	—	—	—	—	476
Amortization of restricted stock	—	—	7,711	—	—	—	—	7,711
Net actuarial gain	—	—	—	—	—	—	36	36
Stock-based compensation expense	—	—	12,529	—	—	—	—	12,529
Dividends declared	—	—	—	(3,666)	—	—	—	(3,666)

BALANCE, DECEMBER 31, 2008	$98	$(888,057)	$1,350,704	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710
Cumulative effect of adoption of Accounting for Financial Guaranty Contracts (See Note 2)	—	—	—	(37,587)	—	—	—	(37,587)

BALANCE, JANUARY 1, 2009, as adjusted	98	(888,057)	1,350,704	1,729,359	$13,966	(196,480)	(16,467)	1,993,123
Cumulative effect of adoption of Accounting for Other-Than-Temporary Impairments (See Note 2), net tax of $11,571	—	—	—	21,490	—	(21,490)	—	—
Comprehensive income:
Net loss	—	—	—	(147,879)	—	—	—	(147,879)
Unrealized foreign currency translation adjustment, net of tax of $2,491	—	—	—	—	4,319	—	—	4,319
Unrealized holding gains arising during period, net of tax of $107,511	—	—	—	—	—	199,700	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $29,363	—	—	—	—	—	(54,532)	—

Net unrealized gains on investments net of tax of $78,148	—	—	—	—	—	145,168	—	145,168

Total comprehensive income	—	—	—	—	—	—	—	1,608
Repurchases of common stock under incentive plans	—	(1,439)	1,401	—	—	—	—	(38)
Issuance of common stock under benefit plans	2	—	3,743	—	—	—	—	3,745
Amortization of restricted stock	—	—	3,388	—	—	—	—	2,366
Net actuarial loss	—	—	—	—	—	—	(24)	(24)
Stock-based compensation expense	—	—	4,019	—	—	—	—	4,019
Dividends declared	—	—	—	(827)	—	—	—	(827)

BALANCE, DECEMBER 31, 2009	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(147,879)	$(410,579)	$(1,290,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net (gains) losses on securities and change in fair value of derivative instruments	(259,261)	(561,447)	1,160,773
Net (payments) receipts related to derivative contracts	(38,044)	(126,664)	19,671
Equity in net (income) loss of affiliates	(33,226)	(59,797)	416,541
Distributions from affiliates	11,040	35,460	51,512
Gain on sale of affiliate	—	—	(181,734)
Proceeds from sales of trading securities (See Note 2)	4,286,336	335,109	17,408
Purchases of trading securities (See Note 2)	(3,880,824)	(848,123)	(157,738)
Net cash paid for commutations, terminations and recaptures	(369,926)	(36,620)	—
Deferred income tax benefit	(55,344)	(313,088)	(879,835)
Depreciation and other amortization, net	20,080	16,188	19,334
Change in:
Unearned premiums	(178,677)	(126,936)	151,023
Deferred policy acquisition costs	19,954	59,935	(13,180)
Reinsurance recoverables	(197,764)	(458,399)	—
Reserve for losses and LAE	629,873	1,629,500	757,368
Reserve for premium deficiency	(61,504)	(108,785)	195,646
Prepaid federal income taxes	248,828	544,658	15,254
Other assets	38,718	(32,260)	(58,396)
Accounts payable and accrued expenses	27,653	128,032	78,447

Net cash provided by (used in) operating activities	60,033	(333,816)	301,795

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	2,463,626	1,040,148	192,720
Proceeds from sales of equity securities available for sale	33,807	95,074	61,032
Proceeds from sales of hybrid securities	512,219	346,675	381,385
Proceeds from redemptions of hybrid securities	24,382	29,348	86,999
Proceeds from redemptions of fixed-maturity investments available for sale	199,551	186,408	205,302
Proceeds from redemptions of fixed-maturity investments held to maturity	18,171	18,303	33,327
Purchases of fixed-maturity investments available for sale	(308,831)	(580,160)	(611,712)
Purchases of trading securities (See Note 2)	(2,256,985)	—	—
Purchases of equity securities available for sale	(2,908)	(115,530)	(26,548)
Purchases of hybrid securities	(320,614)	(372,666)	(435,953)
Purchases of short-term investments, net	(271,041)	(335,147)	(452,508)
Purchases of other invested assets, net	(3,616)	(81)	(6,408)
Purchases of property and equipment, net	(4,300)	(3,569)	(3,764)
Proceeds from sales of investments in affiliates	—	—	277,601
Issuance of demand note receivable from affiliate	—	—	(50,000)

Net cash provided by (used in) investing activities	83,461	308,803	(348,527)

Cash flows from financing activities:
Dividends paid	(827)	(3,666)	(6,430)
Proceeds from issuance of common stock under incentive plans	—	—	25,280
Purchase of treasury stock	—	—	(22,822)
Issuance of long-term debt and other borrowings	—	—	200,000
Paydown of other borrowings	(100,000)	(100,000)	—
Redemption of long-term debt	(45,622)	—	—
Proceeds from termination of interest-rate swap	—	12,800	—
Excess tax benefits from stock-based awards	—	—	5,517

Net cash (used in) provided by financing activities	(146,449)	(90,866)	201,545

Effect of exchange rate changes on cash	1,088	(5,860)	(11,927)
(Decrease) increase in cash	(1,867)	(121,739)	142,886

Cash, beginning of year	79,048	200,787	57,901

Cash, end of year	$77,181	$79,048	$200,787

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(335,497)	$(501,754)	$150,685

Interest paid	$49,224	$56,641	$53,150

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$9,779	$12,003	$8,793

Consolidated VIE debt	$136,045	$160,035	$—

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

Mortgage Insurance

Private mortgage insurance and risk management services are provided to mortgage lending institutions through our principal mortgage guaranty subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”). Of these companies, Radian Guaranty is currently the only company through which we are continuing to write a significant amount of new business.

Private mortgage insurance generally protects lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”), collectively referred to as Government Sponsored Enterprises (“GSEs”). Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Service (“S&P”) downgraded the financial strength ratings of our mortgage insurance subsidiaries during 2008 and 2009. Except for the impact on our international mortgage insurance business as discussed below, these downgrades have not had a material impact on our mortgage insurance business.

Radian Guaranty currently offers two principal types of private mortgage insurance coverage: primary and pool. At December 31, 2009, primary insurance on domestic first-lien mortgages (“first-liens”) comprised approximately 92.6% of domestic first-lien mortgage insurance risk in force and pool insurance comprised approximately 7.4% of domestic first-lien mortgage insurance risk in force. We have historically used Amerin Guaranty to issue mortgage insurance on second-lien mortgages (“second-liens”), and Radian Insurance to provide credit enhancement, including in certain cases through credit default swaps (“CDS”) on mortgage-related assets that our monoline mortgage insurer Radian Guaranty is not permitted to insure, such as second-liens, home equity loans, net interest margin securities (“NIMS”), and international insurance and reinsurance transactions (collectively, we refer to the risk associated with these transactions as “non-traditional” or “other risk”). As a result of the current housing and credit market turmoil, we have stopped writing all non-traditional business.

We wrote our existing international mortgage insurance business through Radian Insurance. As a result of downgrades of Radian Insurance, we have ceased writing new international mortgage insurance. In addition, we have terminated most of our international mortgage insurance risk, with the exception of one CDS referencing an RMBS bond related to prime, low loan-to-value (“LTV”) mortgages originated in the Netherlands. Our exposure to this transaction was $127.4 million as of December 31, 2009 with remaining subordination of $15.8 million. We have insured several tranches in this transaction which are rated between BBB and AAA, with over half of our exposure in the AAA category. This transaction currently is performing well and we do not expect to pay any claims on this transaction.

Financial Guaranty

Our financial guaranty segment has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty, and through Radian Asset Assurance’s wholly-owned subsidiary, Radian Asset Assurance Limited (“RAAL”), an insurance company licensed in the United Kingdom. We have provided financial guaranty insurance on a direct and assumed basis related mainly to both public finance and structured finance obligations. In 2005, we placed our trade credit reinsurance line of business into run-off.

In the third quarter of 2008, in light of market conditions, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Commensurate with this decision, we have reduced our financial guaranty operations, including reductions in our workforce, and have begun to wind-down the business of RAAL. We have also reduced our financial guaranty exposures through commutations in order to eliminate risk and maximize capital for our mortgage insurance business.

On July 20, 2009, Radian Asset Assurance entered into a commutation and release agreement with Ambac Assurance Corporation and Ambac Assurance UK Limited (collectively, “Ambac”). Under this agreement, on July 24, 2009, Radian Asset Assurance paid a $100 million settlement payment to Ambac to commute $9.8 billion of Radian Asset Assurance net par outstanding assumed from Ambac (the “Ambac Commutation”). The risk commuted under this agreement represented 99.7% of Radian Asset Assurance’s reinsured portfolio with Ambac, 26.2% of Radian Asset Assurance’s total reinsurance portfolio and 9.8% of Radian Asset Assurance’s total insured portfolio, in each case as of June 30, 2009. The Ambac Commutation also reduced Radian Asset Assurance’s financial guaranty exposure to mortgage-backed securities (“MBS”) by 41.9% as of June 30, 2009.

Financial Guaranty Exposure Subject to Recapture or Termination. As a result of downgrades of our financial guaranty insurance subsidiaries by S&P and Moody’s beginning in June 2008, approximately $64.0 billion of our total net par outstanding as of December 31, 2009 (representing 73.2% of our total net par outstanding), remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties.

All of our unaffiliated reinsurance customers have the right to recapture business previously ceded to us due to the downgrades of our financial guaranty financial strength ratings. As of December 31, 2009, $26.3 billion of our net assumed par outstanding (included in total net par outstanding) was subject to recapture. If all of this business was recaptured as of December 31, 2009, the impact on our financial statements would have been as follows:

Statement of Operations
(In millions)
Decrease in assumed premiums written	$(278.9)

Decrease in net premiums earned	$(30.6)
Increase in change in fair value of derivative instruments	18.0
Decrease in policy acquisition costs	1.9
Decrease in provision for losses	13.3

Increase in pre-tax income	$2.6

Balance Sheet
(In millions)
Decrease in:
Cash	$204.9
Deferred policy acquisition costs	83.3
Accounts and notes receivable	37.4
Derivative assets	0.8
Unearned premiums	248.8
Reserve for losses and LAE	61.4
Derivative liabilities	18.8

Assuming all of this business was recaptured as of December 31, 2009, Radian Asset Assurance’s statutory surplus would have increased by approximately $154.9 million, primarily as a result of the release of contingency reserves. The net present value of installment premiums on derivative contracts would have decreased by $6.7 million.

As of December 31, 2009, the counterparties to 133 of our financial guaranty transactions currently have the right to terminate these transactions. If all of these counterparties had terminated these transactions as of December 31, 2009, our net par outstanding would have been reduced by $37.7 billion, with a corresponding decrease in unearned premium reserves of $11.5 million and a decrease in the present value of expected future installment premiums of $152.1 million. Net unrealized losses on derivatives of $192.1 million would also have been reversed had these transactions been terminated. We have no transaction where our counterparty currently has the right to terminate the transaction with settlement on a mark-to-market basis.

Financial Services

Our financial services segment mainly consists of our 28.7% equity interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm. In August 2008, our equity interest in Sherman increased to 28.7% from 21.8% as a result of a reallocation of the equity ownership in Sherman following a sale by Sherman’s management of Mortgage Guaranty Insurance Corporation’s (“MGIC”) remaining interest in Sherman. As a result of Sherman’s repurchase of MGIC’s interests, our investment in affiliates decreased by $25.8 million ($16.8 million after taxes) and is reflected as a reduction in our equity. Our financial services segment also includes our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company whose operations are currently in run-off and on which we have completely written off our investment. See Note 8 for further information.

Ratings

S&P and Moody’s each rate the financial strength of our insurance subsidiaries. The rating agencies mainly focus on the following factors: capital resources; financial strength; franchise value; commitment of management to, and alignment of stockholder interests with, the insurance business; demonstrated management expertise in our insurance business; credit analysis; systems development; risk management; marketing; earnings volatility; capital markets and investment operations, including the ability to raise additional capital, if necessary; and capital sufficient to meet projected growth and capital adequacy standards. As part of their ratings process, S&P and Moody’s test our insurance subsidiaries by subjecting them to a “stress level scenario” in which losses over a stress period are tested against our capital level. Determinations of ratings by the rating agencies also are affected by macroeconomic conditions and economic conditions affecting the mortgage insurance and financial guaranty industries, in particular, changes in regulatory conditions, competition, underwriting and investment losses.

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

The following table illustrates the current financial strength ratings assigned to our principal insurance subsidiaries as of February 2010:

	MOODY’S (1)		S&P (2)
Radian Guaranty	Ba3		B+
Radian Insurance	B1		B+	(3)
Amerin Guaranty	Ba3		B+
Radian Asset Assurance	Ba1		BB-
RAAL	Ba1	(3)	(4)

(1)	Moody’s outlook for all our insurance subsidiaries is currently Negative.
(2)	S&P’s ratings outlook for all our subsidiaries is currently Negative.
(3)	We have requested that these ratings be withdrawn.
(4)	Ratings have been withdrawn.

Our holding company, Radian Group, currently is rated CCC (Stable) by S&P and Caa1 (Negative Outlook) by Moody’s.

Recent Ratings Actions—S&P

On November 24, 2009, S&P lowered the ratings on our financial guaranty insurance subsidiaries to BB from BBB- and left the ratings on CreditWatch with negative implications. The actions were a result of adverse loss development in our financial guaranty insured portfolio, including in particular trust preferred securities (“TruPs”) CDOs and their view of the risks related to CDOs of commercial mortgage-backed securities (“CMBS”) and corporate CDOs. In addition, S&P views Radian Asset Assurance’s rating as highly correlated to the rating of Radian Guaranty, because of the risk of Radian Guaranty requiring Radian Asset Assurance to provide it with additional capital. As a result, S&P currently restricts Radian Asset Assurance’s rating to no higher than one notch above Radian Guaranty’s rating.

On December 22, 2009, S&P lowered the ratings on several private mortgage insurance companies, including our mortgage insurance subsidiaries, after placing such ratings on CreditWatch with negative implications on October 27, 2009. S&P downgraded our mortgage insurance subsidiaries ratings from BB- to B+ and removed these ratings from CreditWatch. The actions were the result of S&P’s view that macroeconomic conditions appear to have had a more significant adverse impact on mortgage insurers than they had expected when they last conducted an extensive review of the sector in April 2009. S&P indicated that losses for mortgage insurers have exceeded their prior loss expectations. S&P also assigned a negative outlook for these mortgage insurers, including our mortgage insurance subsidiaries, largely reflecting their belief in the potential for increased losses because of the macroeconomic environment. S&P also lowered the ratings on our financial guaranty insurance subsidiaries from BB to BB- to reflect the ratings change of Radian Guaranty. The ratings of RAAL were withdrawn subsequent to these ratings actions at our request.

Recent Ratings Actions—Moody’s

On February 4, 2010, Moody’s affirmed the insurance financial strength ratings, with Negative outlook, of our mortgage insurance subsidiaries because Moody’s believes that our mortgage insurance capital position has not materially changed over the past year, with the deterioration in the delinquency rate offset by run-off and terminations of second-lien and pool portfolios, as well as our purchase of NIMS bonds at a discount to par. According to Moody’s, the Negative outlook reflects the risk of losses being in excess of current estimates, including possible stress at Radian Asset Assurance, the uncertain industry dynamics and the challenging economic environment. Although Moody’s has indicated that Radian Guaranty is relatively well positioned to take advantage of the current market conditions given its stronger relative capital profile, it noted the uncertainty surrounding the private mortgage industry as the U.S. government evaluates possible substantial changes to Fannie Mae and Freddie Mac. Moody’s also downgraded the senior debt rating of Radian Group to Caa1 from Ba3.

Our future performance and financial condition is subject to significant risks and uncertainties, including but not limited to, the following:

•

Potential adverse effects on us of continued deterioration in the housing and related credit markets and economic instability, which could increase our incurred losses beyond existing reserves (See Notes 10, 11 and 12);

•

Potential adverse effects if the capital and liquidity levels of Radian Group and our regulated subsidiaries’ statutory capital levels are deemed inadequate to support current business operations and strategies. As of December 31, 2009, Radian Guaranty’s statutory policyholders’ surplus and contingency reserves declined from $1.6 billion to $1.5 billion and the statutory net loss for 2009 was $211.8 million (See Note 15 for further information);

•

Potential adverse effects if Radian Guaranty’s regulatory risk-to-capital ratio was to increase above 25 to 1, including the possibility that regulators may limit or cause Radian Guaranty to cease underwriting new mortgage insurance risk, which in the event we are unable to then continue writing new first-lien mortgage insurance business through Amerin Guaranty, will significantly impair our franchise value and reduce our cash flow associated with new business while we continue to honor and settle all valid claims and related expenses. At December 31, 2009 this ratio was 15.4 to 1;

•

Potential adverse effects of Radian Guaranty’s loss of its GSE eligibility status, which could occur at any time at the discretion of the GSEs. Loss of GSE eligibility would likely result in a significant curtailment of our ability to write new mortgage insurance business, which would significantly impair our franchise value and limit our cash flow arising from new business while we continue to honor and settle all valid claims and related expenses; and

•

Potential adverse effects on Radian Group liquidity if regulators limit, disallow or terminate our expense allocation agreements among Radian Group and its subsidiaries. In 2009, Radian Group received $115.8 million in reimbursements from its subsidiaries under these agreements.

It is possible that the actual outcome of one or more of our plans or forecasts could be materially different, or that one or more of our estimates about the potential effects of the risks and uncertainties above or described elsewhere in these financial statements, in particular our estimate of losses, could prove to be materially incorrect. If one or more possible adverse outcomes were realized, there could be material adverse effects on our financial position, results of operations and cash flows.

2. Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, own interests ranging from 20% to 50%, are accounted for in accordance with the equity method of accounting. See Note 8 for further information. VIEs that are not qualifying special purpose entities (“QSPE”) and where we are the primary beneficiary are consolidated. See Note 6 for further information. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated.

Certain prior period balances have been reclassified to conform to the current period presentation. Net OTTI losses recognized in earnings previously reported in net gains (losses) on other financial instruments are now reported as a separate line item.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. While the amounts included in our consolidated financial statements include our best estimates and assumptions, actual results may vary materially.

Financial Guaranty Insurance Contracts

Effective January 1, 2009, we adopted an update to the accounting standard regarding accounting for financial guaranty insurance contracts for all non-derivative financial guaranty insurance policies. This standard clarifies the accounting for financial guaranty insurance contracts, including the method of recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of this newly adopted standard is limited to financial guaranty insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of the previous accounting standard regarding accounting and reporting by insurance enterprises. As a result of the implementation of this standard, we recognized a total cumulative effect of adoption as a reduction in retained earnings of $37.6 million, effective January 1, 2009, as detailed below. See Note 12 for further information.

Insurance enterprises are now required to record the initial unearned premium liability on installment policies equal to the present value of the premiums due or expected to be collected over either the period of the policy or the expected period of risk. In determining the present value of premiums due as of the implementation date, we used a discount rate that reflected the risk-free rate as of that date. Premiums paid in full at inception are recorded as unearned premiums. In addition, insurance enterprises are required to recognize the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (a “refunding”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment, when permitted under the applicable bond indenture (a “legal defeasance”), does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance.

The initial impact of the adoption on January 1, 2009, on our consolidated financial statements is shown in the table below (in millions):

Increase in unearned premiums	$(292.8)
Increase in premiums receivable	161.4
Increase in deferred policy acquisition costs	66.0
Decrease in reserve for losses and LAE	8.2
Decrease in deferred income taxes, net	20.2
Increase in premium taxes payable	(0.6)
Decrease in retained earnings, net of taxes	$(37.6)

Reserve for Losses and LAE

We establish reserves to provide for losses and LAE in both our mortgage insurance and financial guaranty segments. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. The accounting standard regarding accounting and reporting by insurance enterprises specifically excludes mortgage insurance from its guidance relating to the reserve for losses. However, because of the lack of specific guidance, we establish reserves for mortgage insurance using the guidance contained in the insurance standard, supplemented with other accounting guidance as described below.

In our mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. We also forecast the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, and other items that may give rise to insurance rescissions and claim denials, to help determine the likelihood that a submitted claim will result in a paid claim (referred to as the “default to claim rate”). Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”). Based on these estimates, we arrive at an appropriate loss reserve at a given point in time.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. A “default” is defined under our master policy as a borrower’s failure to make a payment equal to or greater than one monthly regular payment under a loan. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days of (1) the loan’s having been in default for three months or (2) the occurrence of an early default in which the borrower fails to make any of the initial 12 monthly payments under a loan so that an amount equal to two monthly payments has not been paid. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days.

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

Each loan that we insure is identified by product type (i.e., prime, Alternative-A (“Alt-A”), subprime) and type of insurance (i.e., primary or pool) at the time the loan is initially insured. Different product types typically exhibit different loss behavior. Accordingly, our reserve model applies different ultimate default to claim rates and severities to each product type, taking into account the different loss development patterns and borrower behavior that are inherent in these products, as well as whether we are in a first- or second-loss position and whether there are deductibles on the insured loans. We use an actuarial projection methodology called a “roll rate” analysis to determine the projected ultimate default to claim rates for each product and to produce a reserve point for each product. As discussed above, the “roll rate” analysis uses claim payment history for each product to help determine the likelihood that a default will result in a claim and the amount that we will pay if a default becomes a claim. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. Recently, we have experienced a significant increase in our insurance rescissions and claim denials for various reasons, including underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation.

Reserves for our mortgage insurance business are recorded based on our estimate of loss and LAE reserves. We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at December 31, 2009 represents our best estimate of our future losses and LAE on defaulted loans.

As discussed above, in January 2009, we adopted an update to the accounting standard regarding accounting for financial guaranty insurance contracts for all non-derivative financial guaranty insurance policies. This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and when the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, or based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we rely on information provided by the ceding company as confirmed by us, as well as our specific knowledge of the credit for determining expected loss.

Prior to the adoption of the accounting standard, we established case and LAE reserves for specifically identified impaired credits that had defaulted and allocated non-specific and LAE reserves for specific credits that we expected to default (case reserves and allocated non-specific reserves combined represented our allocated reserves). We also recorded unallocated non-specific reserves for other losses on a portfolio basis. Our unallocated non-specific reserves were established over time by applying an expected loss ratio to the premiums earned during each reporting period and discretionary adjustments by management as appropriate due to changes in expected frequency and severity of losses.

Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. We cannot be certain that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults; however, recorded amounts reflect our best estimates.

Reserve for Premium Deficiency

Insurance enterprises are required to establish a premium deficiency reserve (“PDR”) if the net present value of the expected future losses and expenses for a particular product exceeds the net present value for expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

To calculate the premium deficiency on our second-lien mortgage insurance business, we project future premiums and losses on a transaction-by-transaction basis, using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections.

Reinsurance

We share certain insurance risks we have underwritten through the use of reinsurance contracts. Reinsurance accounting is followed for ceded transactions where significant risk is transferred. When we experience a loss or claim event that is subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract or the size of the individual loss or claim. We remain contingently liable for all reinsurance ceded. See Note 9 for further information.

Derivative Instruments

Derivative instruments are recorded at fair value, and changes in fair value are recorded in change in fair value of derivative instruments unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Currently, we have no derivative instruments that qualify for hedge accounting treatment.

All our derivative instruments are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations under the contracts. Our credit protection in the form of CDS within both our mortgage insurance and financial guaranty segments, NIMS derivative assets and financial guaranty contracts on NIMS that we do not consolidate, and put options on money market committed preferred trust securities (“CPS”) that are not consolidated, are all recorded at fair value, with changes in their fair value included in current earnings in our consolidated statements of operations.

We record premiums and origination costs related to our CDS and certain other derivative contracts in change in fair value of derivative instruments and policy acquisition costs, respectively, on our consolidated statements of operations. Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

VIEs

We consolidate VIEs for which we determine that we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity and the risks it was created to pass along to variable interest holders, the extent of credit risk absorbed by us and the extent to which credit protection provided by other variable interest holders reduces this exposure. See Note 6 for additional information.

Fair Value of Financial Instruments

We adopted the accounting standard regarding fair value measurements effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. This accounting standard (i) defines fair value, (ii) establishes a framework for measuring fair value and (iii) expands disclosure requirements about fair value measurements. This standard is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. Effective January 1, 2009, we adopted the accounting standard regarding fair value measurements and disclosures as it relates to non-financial assets and non-financial liabilities. The adoption of this standard in 2009 did not have a material impact on our consolidated financial statements.

We adopted the accounting standard regarding the fair value option for financial assets and financial liabilities effective January 1, 2008. We elected to fair value the consolidated NIMS VIE debt and the consolidated CPS VIE debt at the date that each of these VIEs were consolidated during 2008 and 2009.

We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. Fair value measurements reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with this standard.

When determining the fair value of our liabilities, we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. As our CDS spread tightens or widens, the fair value of our liabilities increases and decreases, respectively.

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

Level I—Unadjusted quoted prices or valuations in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II—Quoted prices or valuations in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At December 31, 2009, our total Level III assets were approximately 1.6% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Trading securities, hybrid securities, VIE debt, and derivative instruments are recorded at fair value as described in Note 4 and Note 5. All derivative instruments and contracts are recognized on our consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations provided under the contracts. All changes in fair value of trading securities, hybrid securities, VIE debt and derivatives are included in the statements of operations.

Insurance Premiums-Revenue Recognition

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

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies. This includes accrued interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions could have a significant effect on the amortization of deferred policy acquisition costs. Total deferred policy acquisition costs for mortgage insurance amortized during 2009, 2008 and 2007 were $27.5 million, $89.1 million and $67.8 million, respectively. As a result of the establishment of a first-lien PDR at June 30, 2008, all remaining deferred policy acquisition costs, totaling $50.8 million, related to first-lien domestic mortgage insurance written prior to that date were written off.

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results. Total deferred acquisition costs for financial guaranty business amortized during 2009, 2008 and 2007 were $35.5 million, $47.3 million and $45.4 million, respectively. As a result of the Ambac Commutation, we wrote off $8.9 million of deferred policy acquisition costs in 2009. Origination costs of derivative contracts are expensed as incurred.

Income Taxes

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

We are required to establish a valuation allowance against our deferred tax asset (“DTA”) when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryforward period as provided under the tax law.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses resulting from transactions in foreign currency are recorded in our statements of operations.

Cash

Included in our cash balance at December 31, 2009, is $17.4 million of funds held in escrow for the payment of losses on three second-lien insurance contracts and $2.7 million of funds held as collateral for our letters of credit. As of December 31, 2008, included in our cash balance is $3.1 million of funds held in escrow for the payment of losses on one international reinsurance contract. This reinsurance contract was terminated during 2009 and the balance was returned to the lender.

Within our consolidated statements of cash flows, we classify cash receipts and cash payments related to items measured at fair value according to their nature and purpose. During 2008 and 2009, our trading securities activity reflects active and frequent buying and selling, as market prices of our investments strengthened as a result of the improving domestic and global economic environment, and we made the decision to opportunistically realize gains in the investment portfolio. As such, this activity is reflected as cash flows from operating activities within our consolidated statements of cash flows. We have classified more recent purchases of trading securities in 2009 of $2.3 billion within cash flows from investing activities, since those purchases are more consistent with our overall investment strategy.

Investments

We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Beginning in the second quarter of 2009, we classified all fixed income security purchases as trading securities. Short-term investments consist of assets invested in class one money market instruments, certificates of deposit, and highly liquid, interest-bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Note 5 for further discussion on the fair value of investments.

Accounting for certain hybrid financial instruments (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of accounting for derivative instruments and hedging activities, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities to eliminate the exemption from applying the requirements of the accounting standard regarding accounting for derivative instruments and hedging activities on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In addition, we elected to record these convertible securities at fair value with changes in the fair value recorded as net gains or losses on other financial instruments.

On April 1, 2009, we adopted a new accounting standard regarding recognition and presentation of OTTI. In accordance with this new standard, if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its amortized cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss in the statement of operations while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. For securities held as of April 1, 2009 that had previously been other-than-temporarily impaired, an after-tax transition adjustment of $21.5 million was booked to reclassify the non-credit loss portion of these impairments from retained earnings to accumulated other comprehensive income (loss).

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

Company-Owned Life Insurance

We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our consolidated balance sheets. At December 31, 2009 and 2008, the cash surrender value of company-owned life insurance totaled $69.4 million and $68.4 million, respectively.

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

Accounting for Stock-Based Compensation

The stock-based compensation cost related to share-based liability awards is based on the fair value as of the measurement date. The compensation cost for equity instruments is measured based on the grant-date fair value at the date of issuance. Compensation cost is recognized over the periods that an employee provides service in exchange for the award. See Note 16 for further information.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted an update to the accounting standard regarding share-based payment transactions. This standard requires companies to consider unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities in the calculation of basic and diluted earnings per share. Our restricted stock awards meet the definition of participating securities. The adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted an update to the accounting standard regarding disclosures about derivative instruments and hedging activities. This standard requires increased qualitative, quantitative and credit-risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity; (b) how the entity is accounting for its derivative instruments and hedged items; and (c) how the instruments affect the entity’s financial position, financial performance and cash flows. This standard also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures. See Notes 4, 5 and 6 for further information.

Effective October 1, 2009, we adopted an update to the accounting standard regarding fair value measurements and disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical liability, the quoted price of a similar liability or a similar liability when traded as an asset or 2) another valuation technique consistent with the accounting standard regarding fair value measurements and disclosures. This update also clarifies that an entity is not required to include a separate input for restrictions related to the transfer of a liability. The adoption of this update to the accounting standard did not have a material impact on our consolidated financial statements.

Effective October 1, 2009, we adopted an update to the accounting standards regarding fair value measurements and disclosures. This update provides amendments for the fair value measurement of investments in certain entities that calculate net asset value per share. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the update. The adoption of this standard did not have a significant impact on our consolidated financial statements.

Effective October 1, 2009, we adopted an update to the accounting standards regarding consolidations. This update provides accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. This update clarifies the scope to include all entities, including an entity that exchanges a group of assets that constitutes a business. In addition, the guidance in this update also improves the disclosures for fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The adoption of this standard regarding consolidations did not have a significant impact on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 166”), and in December 2009, it issued amendments to the FASB Accounting Standards Codification (the “Codification”) to reflect the issuance of this accounting standard regarding accounting for transfers of financial assets. This amendment improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this statement removes the concept of a QSPE from the accounting standard related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from applying the accounting standard related to the consolidation of VIEs. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This standard is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of this standard.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS No. 167”) and in December 2009, it issued amendments to the Codification to reflect the issuance of this accounting standard regarding improvements to financial reporting by enterprises involving VIEs. This amendment carries forward the scope of the accounting standard related to the consolidation of VIEs with the addition of entities previously considered QSPEs. It also amends certain guidance in the accounting standard related to the consolidation of VIEs for determining whether an entity is a VIE. Application of this revised guidance may change an enterprise’s assessment of which entities with which it is involved are VIEs. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required, and the quantitative approach previously required for determining the primary beneficiary of a VIE is eliminated. The quantitative approach that was eliminated was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This amendment is effective as of the beginning of the first annual reporting period beginning after November 15, 2009. Management is currently evaluating the impact that may result from the adoption of this standard.

In January 2010, the FASB issued an update to the accounting standard regarding fair value measurements and disclosures. This update requires new disclosures regarding significant transfers in and out of Level I and Level II fair value measurements for interim and annual reporting periods beginning after December 15, 2009. Additional disclosures are required regarding the reconciliation of Level III fair value measurements for interim and annual reporting periods beginning after December 15, 2010. Management is currently evaluating the impact that may result from the adoption of this standard.

3. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business requires different marketing and sales expertise. We allocate corporate income and expenses to each of these segments under the terms of our expense-sharing agreements.

We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the years indicated, are as follows:

	December 31, 2009
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written-insurance	$630,076	$(186,228)	$—	$443,848

Net premiums earned-insurance	$724,423	$101,478	$—	$825,901
Net investment income	129,871	84,315	4	214,190
Change in fair value of derivative instruments	(14,428)	114,386	—	99,958
Net gains on other financial instruments	65,615	102,957	—	168,572
Net impairment losses recognized in earnings	(9,246)	(23)	—	(9,269)
Other income	12,258	1,394	374	14,026

Total revenues	908,493	404,507	378	1,313,378

Provision for losses	1,300,827	36,747	—	1,337,574
Provision for premium deficiency	(61,504)	—	—	(61,504)
Policy acquisition costs	27,563	35,471	—	63,034
Other operating expenses	140,487	67,223	(3,940)	203,770
Interest expense	15,372	30,638	—	46,010

Total expenses	1,422,745	170,079	(3,940)	1,588,884

Equity in net income of affiliates	—	—	33,226	33,226

Pretax (loss) income	(514,252)	234,428	37,544	(242,280)
Income tax (benefit) provision	(176,456)	68,641	13,414	(94,401)

Net (loss) income	$(337,796)	$165,787	$24,130	$(147,879)

Cash and investments	$3,775,682	$2,438,694	$—	$6,214,376
Deferred policy acquisition costs	35,854	124,427	—	160,281
Total assets	4,968,963	2,985,919	121,424	8,076,306
Unearned premiums	240,346	583,275	—	823,621
Reserve for losses and LAE	3,450,538	128,444	—	3,578,982
Derivative liabilities	—	238,697	—	238,697

	December 31, 2008
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written-insurance	$787,232	$29,637	$—	$816,869

Net premiums earned-insurance	$808,781	$163,039	$—	$971,820
Net investment income	154,607	108,412	14	263,033
Change in fair value of derivative instruments	102,157	608,756	—	710,913
Net (losses) gains on other financial instruments	(62,906)	(31,544)	150	(94,300)
Net impairment losses recognized in earnings	(20,230)	(34,936)	—	(55,166)
Other income	11,133	300	303	11,736

Total revenues	993,542	814,027	467	1,808,036

Provision for losses	2,090,845	114,495	—	2,205,340
Provision for premium deficiency	(108,785)	—	—	(108,785)
Policy acquisition costs	89,103	47,293	—	136,396
Other operating expenses	155,375	99,509	613	255,497
Interest expense	27,622	25,643	249	53,514

Total expenses	2,254,160	286,940	862	2,541,962

Equity in net income of affiliates	—	16	59,781	59,797

Pretax (loss) income	(1,260,618)	527,103	59,386	(674,129)
Income tax (benefit) provision	(475,970)	187,965	24,455	(263,550)

Net (loss) income	$(784,648)	$339,138	$34,931	$(410,579)

Cash and investments	$3,508,018	$2,552,583	$—	$6,060,601
Deferred policy acquisition costs	21,286	139,240	—	160,526
Total assets	4,800,708	3,151,695	163,716	8,116,119
Unearned premiums	336,126	580,598	—	916,724
Reserve for losses and LAE	2,989,994	234,548	—	3,224,542
Derivative liabilities	161,839	357,421	—	519,260

	December 31, 2007
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written-insurance	$898,503	$186,729	$—	$1,085,232

Net premiums earned-insurance	$779,259	$133,022	$—	$912,281
Net investment income	148,253	107,665	180	256,098
Change in fair value of derivative instruments	(467,579)	(746,800)	—	(1,214,379)
Net gains on other financial instruments	49,212	12,655	1,159	63,026
Net impairment losses recognized in earnings	(9,290)	(130)	—	(9,420)
Gain on sale of affiliate	—	—	181,734	181,734
Other income	11,337	349	25	11,711

Total revenues	511,192	(493,239)	183,098	201,051

Provision for losses	1,210,100	97,990	—	1,308,090
Provision for premium deficiency	195,646	—	—	195,646
Policy acquisition costs	67,750	45,426	—	113,176
Other operating expenses	135,130	49,250	(935)	183,445
Interest expense	27,901	19,840	5,327	53,068

Total expenses	1,636,527	212,506	4,392	1,853,425

Equity in net income (loss) of affiliates	—	5	(416,546)	(416,541)

Pretax loss	(1,125,335)	(705,740)	(237,840)	(2,068,915)
Income tax benefit	(429,921)	(265,559)	(83,136)	(778,616)

Net loss	$(695,414)	$(440,181)	$(154,704)	$(1,290,299)

Cash and investments	$4,005,046	$2,606,790	$—	$6,611,836
Deferred policy acquisition costs	62,266	172,689	—	234,955
Total assets	5,077,001	3,027,098	106,090	8,210,189
Unearned premiums	364,775	729,935	—	1,094,710
Reserve for losses and LAE	1,345,452	253,304	—	1,598,756
Derivative liabilities	520,161	785,504	—	1,305,665

Net premiums earned attributable to foreign countries and long-lived assets located in foreign countries were immaterial for the periods presented.

California accounted for 16.9% of our mortgage insurance segment’s direct primary new insurance written for the year ended December 31, 2009, compared to 17.3% and 15.8% for the years ended December 31, 2008 and December 31, 2007, respectively. At December 31, 2009, California accounted for 13.8% of our mortgage insurance segment’s primary insurance in force, compared to 13.2% at December 31, 2008. California also accounted for 11.6% of our mortgage insurance segment’s pool risk in force, compared to 11.5% for 2008.

The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 16.1% of new insurance written during 2009, compared to 26.4% and 25.0% in 2008 and 2007, respectively. In 2009, we received premium revenue from two of our mortgage insurance customers, each of which exceeded 10% of our consolidated revenues.

4. Derivative Instruments

A summary of our derivative instruments, as of and for the periods indicated, is below. Certain contracts are in an asset position because the net present value of the contractual premium exceeds the net present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge to provide the same credit protection assuming a transfer of our obligation to such financial guarantor as of the measurement date.

Balance Sheets (In millions)	December 31 2009	December 31 2008
Derivative assets:
Financial Guaranty credit derivative assets	$23.8	$22.8
NIMS assets (1)	12.2	5.8
Put options on CPS (2)	32.5	150.0
Mortgage insurance international CDS assets (3)	—	0.9

Total derivative assets	68.5	179.5

Derivative liabilities:
Financial Guaranty credit derivative liabilities	238.7	357.4
NIMS liabilities (1)	—	84.3
Mortgage insurance domestic and international CDS liabilities (3)	—	77.6

Total derivative liabilities	238.7	519.3

Total derivative liabilities, net	$(170.2)	$(339.8)

(1)	All NIMS trusts required consolidation at December 31, 2009, and are reported as derivative assets and VIE debt. The fair value of the NIMS VIE debt was $288.0 million and $160.0 million at December 31, 2009 and 2008, respectively.
(2)	Related to our tender and purchase of a majority of the CPS securities issued by two of the custodial trusts, two of the three CPS trusts have been consolidated. See Note 6 for more information.
(3)	The one remaining international CDS has a fair value of zero as of December 31, 2009.

Amounts set forth in the table above represent gross unrealized gains and gross unrealized losses on derivative instruments. The notional value of our derivative contracts at December 31, 2009 and 2008 was $46.1 billion and $51.8 billion, respectively.

The components of the gain (loss) included in the change in fair value of derivative instruments are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2009	2008	2007
Net premiums earned—derivatives	$55.7	$80.1	$129.5
Financial Guaranty credit derivative liabilities	118.0	445.5	(840.4)
NIMS	(6.2)	117.9	(449.5)
Mortgage Insurance domestic and international CDS	(4.8)	(36.7)	(86.2)
Put options on CPS	(56.2)	109.3	32.2
Other	(6.5)	(5.2)	—

Change in fair value of derivative instruments	$100.0	$710.9	$(1,214.4)

The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying asset-backed securities (“ABS”). Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Beginning in 2008, as required by the provisions of the accounting standard regarding fair value measurements, we also incorporated our own non-performance risk into our fair valuation methodology. See Note 5 for further information. Changes in our fair value estimates may result in significant volatility in our financial position or results of operations for future periods.

The following table shows selected information about our derivative contracts:

Product	December 31, 2009
	Number of Contracts		Par/ Notional Exposure		Total Net Asset/ (Liability)
	($ in millions)
Put options on CPS	1		$50.0		$32.5
NIMS related (1)	—	(2)	—	(2)	12.2
Corporate collateralized debt obligations (“CDOs”)	96		36,693.9		(2.5)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	21		2,297.8		(80.8)
CDO of commercial mortgage-backed securities (“CMBS”)	4		1,831.0		(19.1)
CDO of ABS	2		615.5		(90.2)
Other:
Structured finance	11		1,147.8		(2.4)
Public finance	28		1,700.8		(1.4)

Total Non-Corporate CDOs and other derivative transactions	66		7,592.9		(193.9)

Assumed financial guaranty credit derivatives:
Structured finance	294		1,279.8		(12.9)
Public finance	16		355.7		(5.6)

Total Assumed	310		1,635.5		(18.5)
Mortgage Insurance international CDS	1		127.4		—

Grand Total	474		$46,099.7		$(170.2)

(1)	This amount represents NIMS derivative assets.
(2)	NIMS related derivative assets represent assets associated with the consolidation of NIMS and does not represent additional exposure.

Credit spreads on our insured transactions, particularly corporate CDOs, tightened during 2009, which resulted in unrealized gains on these transactions that were partially offset by the tightening of our Radian Group CDS spread as summarized in the table below. In 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly, which would have resulted in large unrealized losses on these positions. Offsetting these losses, however, was the impact of a change to our valuation methodology, effective January 1, 2008, that incorporates the market’s perception of our non-performance risk, as required under the new accounting standard regarding fair value measurements. Given the significant widening of our CDS spread in 2007 and 2008, the reduction in the valuation of our derivative liabilities related to our non-performance risk more than offset the credit spread widening on underlying collateral for 2008.

The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities (in aggregate by type) and VIE liabilities presented in our consolidated balance sheets. The five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread actually used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

	December 31 2009	December 31 2008	January 1 2008
Radian Group five-year CDS spread	1,530	2,466	628
(in basis points)

Product (In millions)	Cumulative Unrealized Gain at December 31, 2009		Cumulative Unrealized Gain at December 31, 2008
Corporate CDOs	$629.0		$4,197.1
Non-Corporate CDOs	1,730.9	(1)	948.7
NIMS and other (2)	108.7		440.0

Total	$2,468.6		$5,585.8

(1)	While the Radian Group CDS spread tightened during 2009, our TruPs CDOs experienced significant credit deterioration, which resulted in a significant increase in the cumulative unrealized gain associated with our non-performance risk.
(2)	Includes VIE debt, NIMS derivative assets and mortgage insurance CDS.

5. Fair Value of Financial Instruments

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

State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market and market-like observations. Evaluation models are used which incorporate bond structure, yield curve, credit spreads, and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

Money market instruments—The fair value of money market instruments is based on daily prices which are published and available to all potential investors and market participants. As such, these securities are categorized in Level I of the fair value hierarchy.

Corporate bonds and notes—The fair value of corporate bonds and notes is estimated using recent transaction activity, including market and market-like observations. Spread models are used to incorporate issue and structure characteristics where applicable. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

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

Derivative Instruments and VIE Liabilities

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

We determine the fair value of our derivative instruments using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and we can develop cash flow projections that we believe would represent the view of a typical market participant, we believe it is necessary to change to a discounted cash flow model from a credit spread valuation model. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. When the particular circumstances of a specific transaction, rather than systemic market risk or other market factors, becomes the dominant driver of fair value, the credit spread valuation approach will generally result in a fair value that is different than the discounted cash flow valuation and, we believe, less representative of a typical market participant’s view. Therefore, in these instances, we believe the discounted cash flow valuation approach, and not the credit spread valuation approach, provides a fair value that better represents a typical market participant’s view, as it results in a reasonable estimation of the credit component of fair value at a point in time where the index is no longer representative of the fair value of the particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, where very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.

Beginning in 2008, in accordance with a new accounting standard regarding fair value measurements, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of the fair value of our derivative liabilities. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS and Consolidated CPS VIE debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations, if available. At December 31, 2009, given our recently completed tender offer for a portion of the CPS securities, we believe the executed tender offer price provides the best indication of fair value. As a result, we recorded a $23.6 million reduction in the fair value of the put options on CPS securities to $97.5 million at the time of the tender offer. In addition, related to the tender and purchase of the majority of the securities of two of the three trusts, we consolidated the assets and liabilities of those two trusts. After consolidation, we have a remaining fair value of $32.5 million related to the put options on CPS included in derivative assets for the one trust that is not consolidated and $8.1 million of VIE debt related to the consolidated trusts. The put options on CPS and the CPS consolidated VIE debt are categorized in Level III of the fair value hierarchy.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE debt

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS derivative assets by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $350.0 million as of December 31, 2009, which is our best estimate of settlement value at that date and represents 99% of our total risk in force of $353.2 million. The recorded fair value of our total net liabilities related to NIMS as of December 31, 2009 was $275.8 million, of which $12.2 million relates to derivative assets and $288.0 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 84% of our corporate CDO transactions (as of December 31, 2009) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

Defining the Equivalent-Risk Tranche—Direct observations of fair premium amounts for our transactions are not available since these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, CDS on tranches of a standardized index (the “CDX index”) are widely traded and observable, and provide relevant market data for determining the fair premium amount of our transactions, as described in more detail below.

The CDX index is a synthetic corporate CDO that comprises a list of corporate obligors and is segmented into multiple tranches of synthetic senior unsecured debt of these obligors ranging from the equity tranche (i.e., the most credit risk or first-loss position) to the most senior tranche (i.e., the least credit risk). We refer to each of these tranches as a “standard CDX tranche.” A tranche is defined by an attachment point and detachment point, representing the range of portfolio losses for which the protection seller would be required to make a payment.

Our corporate CDO transactions possess similar structural features to the standard CDX tranches, but often differ with respect to the referenced corporate entities, the term, the attachment point and the detachment points. Therefore, in order to determine the equivalent-risk tranche for each of our corporate CDO transactions, we determine the attachment and detachment points on the CDX index that have comparable estimated probabilities of loss as the attachment and detachment points in our transactions. We begin by performing a simulation analysis of referenced entity defaults in our transactions to determine the probability of portfolio losses exceeding our attachment and detachment points. The referenced entity defaults are primarily determined based on the following inputs: the market observed CDS credit spreads of the referenced corporate entities, the correlations between each of the referenced corporate entities, and the term of the transaction.

For each referenced corporate entity in our corporate CDO transactions, the CDS spreads associated with the term of our transactions (“credit curve”) define the estimated expected loss for each entity (as applied in a market standard approach known as “risk neutral” modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are based on historical data. The impact of our correlation assumptions currently does not have a material effect on our fair premium estimates in light of the significant impact of our non-performance risk adjustment as described below.

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

Non-Performance Risk Adjustment on Corporate CDOs—The typical fair premium amount estimated for the equivalent-risk tranche represents the fair premium amount for a typical market participant—not Radian. Accordingly, the final step in our fair value estimation is to convert this typical fair premium amount into a fair premium amount for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of that participant’s default or non-performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the typical fair premium amount to account for both this contractual difference, as well as for the market’s perception of our default probability which is observable through our CDS spread.

The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the “risk neutral” model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the “risk neutral modeling” approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread, and the default probability of the transaction is determined as described above under “Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.

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

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of RMBS CDOs, CMBS CDOs, TruPs CDOs and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS (such as credit card securities), and (iii) project finance transactions. The fair value of our non-corporate CDO and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

RMBS CDOs—The fair value amounts for our two remaining RMBS CDO transactions are derived using standard market indices and discounted cash flows, to the extent expected losses are estimable. The credit quality of the underlying referenced obligations in one of these transactions is reasonably similar to that which is included in the AAA-rated ABX.HE index, a standardized list of RMBS reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction is derived directly from the observed spreads of this index. For our second RMBS CDO transaction, the underlying referenced obligations in this transaction have experienced significant credit deterioration, and we expect this deterioration ultimately will result in claims. Fair value for this transaction is determined using a discounted cash flow analysis. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation, and our estimate of the claim rate associated with the current delinquent loans. The expected cash flows from the underlying reference obligations are then present valued using a discount rate derived from the BBB- ABX.HE index. The insured cash flows are present valued using a discount rate that is equal to our CDS rate plus a risk-free rate.

CMBS CDOs—The fair premium amounts for our CMBS CDO transactions for a typical market participant are derived directly from the observed spreads on the CMBX indices. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on their various origination periods and credit grades. For each of our CMBS CDO transactions, we use the CMBX index that most directly correlates to our transaction with respect to the origination period and credit rating of the referenced obligations included in our transactions. The typical fair premium amount is the expected future fair premiums (determined by the observed index spreads) present valued using a discount rate equal to the CDS spread of a typical market participant plus a risk–free rate.

TruPs CDOs—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks and insurance companies, as well as real estate investment trusts and other financial institutions, whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. Beginning in the third quarter of 2009, we began to use a discounted cash flow valuation approach to determine fair value for these transactions. As a result of significant credit deterioration during this reporting period, we determined that the market spreads utilized in prior periods were no longer a relevant key assumption in determining fair value of these transactions. We utilize a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation. The expected cash flows to the TruPs transaction are then present valued using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The insured cash flows are present valued using a discount rate that is equal to our CDS rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default remains outstanding as of the CDS termination date (the “Conditional Liquidity Claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a default at the time of maturity. A discounted cash flow valuation is also performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a Conditional Liquidity Claim and one in which the claim is not made.

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

All Other Non-Corporate CDOs and other Derivative Transactions—For all of our other non-corporate CDO and other derivative transactions, observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium. The fair premium amount is calculated such that the expected profit (fair premium amount net of expected losses and other expenses) is proportional to an internally-developed risk-based capital amount. Expected losses and our internally developed risk-based capital amounts are projected by our model using the internal credit rating, term, and current par outstanding for each transaction.

For each of the non-corporate CDO and other derivative transactions discussed above, with the exception of CDOs of ABS transactions and the TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2009 is based on the most recent available financial information. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by primaries from market data sources published by third parties (e.g. dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for our non-performance risk that is based on our CDS spread. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

Mortgage Insurance Domestic and International CDS

In the second quarter of 2009, we paid an aggregate of $63.9 million to terminate all of our remaining domestic CDS transactions. The settlement payments were approximately equal to the fair value of these terminated transactions. As a result, we no longer have any exposure to domestic mortgage insurance CDS. Prior to their termination, the estimated fair value of our mortgage insurance domestic CDS was determined using internal models that employed a discounted cash flow methodology. We estimated losses in each securitization by applying expected default rates separately to loans that were delinquent and to those that were current. We then projected prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds were used to estimate the cash flows for each underlying securitization, and ultimately, to produce the projected credit losses for each mortgage insurance domestic CDS. In addition to expected credit losses, the fair value for each mortgage insurance domestic CDS was approximated by incorporating future expected premiums to be received from the transaction. These future expected premiums were discounted utilizing a risk-adjusted interest rate that was based on the current rating of each transaction. The projected net losses were discounted using a rate of return that incorporates our own non-performance risk, which resulted in a significant reduction of the derivative liability. Prior to their termination, our mortgage insurance domestic CDS were categorized in Level III of the fair value hierarchy.

In the fourth quarter of 2009, we paid $6.5 million to terminate one of our remaining two international CDS transactions. In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective deal, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. These credit derivatives are categorized in Level III of the fair value hierarchy. For the remaining mortgage insurance international CDS transaction, we make an adjustment to the fair value amount described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs. Our one remaining international CDS transaction is categorized in Level III of the fair value hierarchy.

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2009:

Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
	(In millions)
Investment Portfolio:
U.S. government and agency securities	$—	$581.6	$—	$581.6	$—	$581.6
State and municipal obligations	—	1,545.1	24.4	1,569.5	—	1,569.5
Money market instruments	1,300.6	—	—	1,300.6	—	1,300.6
Corporate bonds and notes	—	976.9	—	976.9	—	976.9
RMBS	—	785.7	—	785.7	—	785.7
CMBS	—	46.2	—	46.2	—	46.2
Other ABS	—	106.8	—	106.8	—	106.8
Foreign government securities	—	86.1	—	86.1	—	86.1
Hybrid securities	—	278.8	0.6	279.4	—	279.4
Equity securities (1)	146.8	106.5	1.7	255.0	—	255.0
Other investments.(2)	—	99.9	3.8	103.7	—	103.7

Other investments not carried at fair value (3)					45.7	45.7

Total Investments	1,447.4	4,613.6	30.5	6,091.5	$45.7	$6,137.2

Derivative Assets	—	—	68.5	68.5

Total Assets at Fair Value	$1,447.4	$4,613.6	$99.0	$6,160.0

Derivative Liabilities	$—	$—	$238.7	$238.7
VIE debt (4)	—	—	296.1	296.1

Total Liabilities at Fair Value	$—	$—	$534.8	$534.8

(1)	Comprised of broadly diversified domestic equity mutual funds ($146.8 million at fair value) included within Level I, and various preferred and common stocks invested across numerous companies and industries ($108.2 million at fair value) included within Level II and III.
(2)	Comprised of short-term commercial paper from CPS trusts ($99.9 million at fair value) and lottery annuities ($3.8 million at fair value).
(3)	Comprised of fixed-maturities held to maturity ($19.3 million at cost), short-term investments ($0.6 million), primarily invested in time deposits, and other invested assets ($25.8 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(4)	Represents consolidated debt issued by the NIMS VIE ($288.0 million) and CPS trusts ($8.1 million) that required consolidation upon our becoming the primary beneficiary of the VIE.

The following is a list of assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2008:

Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
	(In millions)
Investment Portfolio:
U.S. government and agency securities	$—	$159.8	$—	$159.8	$—	$159.8
State and municipal obligations	—	3,607.0	—	3,607.0	—	3,607.0
Money market instruments	836.7	—	—	836.7	—	836.7
Corporate bonds and notes	—	176.8	—	176.8	—	176.8
RMBS	—	233.6	—	233.6	—	233.6
CMBS	—	57.8	—	57.8	—	57.8
Other ABS	—	17.0	—	17.0	—	17.0
Foreign government securities	—	64.9	—	64.9	—	64.9
Hybrid securities	—	422.1	4.5	426.6	—	426.6
Equity securities (1)	117.3	72.5	0.8	190.6	—	190.6
Other investments	—	1.4	5.1	6.5	—	6.5

Other investments not carried at fair value (2)					204.2	204.2

Total Investments	954.0	4,812.9	10.4	5,777.3	$204.2	$5,981.5

Derivative Assets	—	—	179.5	179.5

Total Assets at Fair Value	$954.0	$4,812.9	$189.9	$5,956.8

Derivative Liabilities	$—	$—	$519.3	$519.3
VIE debt (3)	—	—	160.0	160.0

Total Liabilities at Fair Value	$—	$—	$679.3	$679.3

(1)	Comprised of broadly diversified domestic equity mutual funds ($117.3 million at fair value), included within Level I, and various preferred and common stocks, invested across numerous companies and industries ($73.3 million at fair value) included within Level II and III.
(2)	Comprised of fixed-maturities held to maturity ($36.6 million at cost), short-term investments ($145.7 million), and other invested assets ($21.9 million) accounted for as cost-method investments and not measured at fair value.
(3)	Represents consolidated debt issued by the NIMS VIE that required consolidation upon our becoming the primary beneficiary of the VIE.

The following is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2009:

	Beginning Balance at January 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings	Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (1)	Ending Balance at December 31 2009
	(In millions)
Investments:
State and municipal obligations	$—	$—	$24.4		$—	$24.4
Corporate bonds and notes	—	0.1	6.0		(6.1)	—
RMBS	—	0.2	11.3		(11.5)	—
Other ABS	—	0.2	5.9		(6.1)	—
Hybrid securities	4.5	4.1	(8.5)		0.5	0.6
Equity securities	0.8	0.2	0.4		0.3	1.7
Other investments	5.1	0.1	(1.4)		—	3.8

Total Level III Investments	10.4	4.9	38.1		(22.9)	30.5
NIMS and CPS derivative assets	155.8	(53.7)	(57.4)		—	44.7

Total Level III Assets, net	$166.2	$(48.8)	$(19.3)		$(22.9)	$75.2

Derivative liabilities, net	$(495.6)	$160.6 (2)	$120.1		$—	$(214.9)
VIE debt	(160.0)	(99.3)	(36.8	)(3)	—	(296.1)

Total Level III liabilities, net	$(655.6)	$61.3	$83.3		$—	$(511.0)

(1)	Transfers are assumed to be made at the end of the period as the availability of market observed inputs change from period to period.
(2)	Of this amount, $9.9 million in losses relate to derivatives no longer held at December 31, 2009, and $170.5 million in gains relate to derivatives still held at December 31, 2009.
(3)	This amount primarily represents derivative liabilities reclassified to VIE debt related to NIMS and CPS trusts that we were required to consolidate during the period.

At December 31, 2009, our total Level III assets approximated 1.6% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

The following table is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2008:

	Beginning Balance at January 1 2008	Unearned Premiums Reclass January 1 2008 (1)	Realized and Unrealized Gains (Losses) Recorded in Earnings	Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (2)	Ending Balance at December 31 2008
	(In millions)
Investments:
Corporate bonds and notes	$—	$—	$(0.3)	$—		$0.3	$—
Hybrid securities	6.7	—	(0.7)	1.1		(2.6)	4.5
Equity securities.	0.1	—	(0.6)	0.4		0.9	0.8
Other investments	12.1	—	(4.9)	(2.1)		—	5.1

Total Level III Investments	18.9	—	(6.5)	(0.6)		(1.4)	10.4
NIMS and CPS derivative assets	35.2	—	92.7	27.9		—	155.8

Total Level III Assets, net	$54.1	$—	$86.2	$27.3		$(1.4)	$166.2

Derivative liabilities, net	$(1,297.7)	$(23.3)	$605.5	$219.9		$—	$(495.6)
VIE Debt	—	—	33.6	(193.6	)(3)	—	(160.0)

Total Level III liabilities, net	$(1,297.7)	$(23.3)	$639.1	$26.3		$—	$(655.6)

(1)	These unearned premiums were reclassified after adoption of an agreement with member companies of the Association of Financial Guaranty Investors (“AFGI”) in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the Securities and Exchange Commission (“SEC”). This reclassification was implemented in order to increase comparability of our financial guaranty companies with derivative contracts.
(2)	Transfers are assumed to be made at the end of the period as the availability of market observed inputs change from period to period.
(3)	This amount primarily represents derivative liabilities transferred to VIE debt related to NIMS trusts that we were required to consolidate during the period.

At December 31, 2008, our total Level III assets approximated 3.2% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

During 2008, we consolidated certain NIMS transactions which resulted in a reduction of our NIMS derivative liability by $155.9 million and the recognition of VIE debt of $160.0 million and NIMS derivative assets of $4.1 million. During 2009, all of our NIMS transactions were consolidated. During 2008 and 2009, we recategorized some of our hybrid and MBS securities from Level III to Level II. These were initially categorized as Level III because there was no active market or observable inputs when the securities were initially purchased. These securities have become more frequently traded, which provided observable inputs for our valuation.

Realized and unrealized gains and losses on investments and VIE debt included in Level III are generally recorded in net gains (losses) on other financial instruments; unrealized gains and losses of certain RMBS included in other investments were reflected in the change in fair value of derivative instruments. Realized and unrealized gains and losses on all other Level III derivative instruments are recorded in the change in fair value of derivative instruments.

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets is as follows:

	December 31
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Assets:
Fixed-maturities held to maturity	$19.3	$20.3	$36.6	$37.5
Short-term investments (carried at cost)	0.6	0.6	145.7	145.7
Other invested assets	25.8	25.8	21.9	21.4
Liabilities:
Long-term debt and other borrowings	698.2	499.4	857.8	410.6
Non-derivative financial guaranty liabilities	526.3	627.1	800.3	756.9

Fixed-Maturity Held to Maturity—The fair values of fixed-maturity securities are obtained from independent pricing services that use observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation.

Short-Term Investments Carried at Cost—These investments are carried at cost.

Other Invested Assets—The fair value of other invested assets is based on the present value of the estimated net future cash flows. The carrying value of cost-method investments approximates fair value.

Long-Term Debt and Other Borrowings—The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to us for debt of the same remaining maturities.

Non-Derivative Financial Guaranty Liabilities—We estimate the fair value of these non-derivative financial guarantees in a hypothetical market where market participants include other monoline mortgage and financial guaranty insurers with similar credit quality to us, assuming that the net liability related to these insurance contracts could be transferred to these other mortgage and financial guaranty insurance and reinsurance companies.

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

With respect to the fair premium amount, the accounting standard regarding fair value measurements requires that the non-performance risk of a financial liability be included in the estimation of fair value. Accordingly, the fair premium amount for financial guaranty insurance contracts includes consideration of our credit quality as represented by our CDS spread.

Our ability to accurately estimate the fair value of our non-derivative financial guarantees is limited. There are no observable market data points as a result of the current disruption in the credit markets and we have experienced significant rating agency downgrades. These factors have significantly limited our ability to write new financial guaranty business, except in limited circumstances. We believe that in the absence of a principal market, our estimate of fair value described above in a hypothetical market provides the most relevant information with respect to fair value estimates given the information currently available to us. Due to the volume and geographic diversification of our financial guaranty exposures, in the future we may need to consider other key variables that may influence the fair value estimate. Variables not currently incorporated in our current fair value estimate of non-derivative financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guaranty premium levels relative to the underlying insured obligations’ credit spreads.

The carrying value of our non-derivative financial guaranty liabilities consists of unearned premiums, premiums receivable, deferred policy acquisition costs, and reserve for losses and LAE as reported on our consolidated balance sheets.

6. Special Purpose Entities (“SPEs”)

As a provider of credit enhancement, in the normal course of business we enter into arrangements with SPEs. SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, are generally not controlled by their equity owners, as the establishing documents generally govern all material decisions. There are two different accounting frameworks applicable to SPEs: the QSPE framework under the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities, and the VIE framework as provided by the accounting standard regarding consolidation of VIEs. The applicable framework depends on the nature of the entity and our involvement with that entity.

QSPEs

The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities. These criteria are designed to ensure that the activities of the entity are essentially predetermined at inception and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not required to be consolidated by the transferor, or other counterparties, as long as they do not have the unilateral ability to liquidate or cause the entities to no longer meet the QSPE criteria. This will change in 2010 due to the elimination of the QSPE framework.

Our interests in QSPEs may be accounted for as insurance or reinsurance contracts or credit derivative contracts and reinsurance recoverables. For insurance contracts entered into with QSPEs, we record reserves for losses and loss adjustment expenses, and for derivative interests in QSPEs, we record cumulative changes in fair value as a corresponding asset or liability.

VIEs

When an SPE does not meet the QSPE criteria or the scope exceptions, a consolidation analysis is performed. In accordance with this standard, a VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns. This standard requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary.

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

We consolidate VIEs in which we are the primary beneficiary of the variable interests, or a combination of variable interests, that will either (i) absorb a majority of the VIE’s expected losses, (ii) receive a majority of the VIE’s expected residual returns, or (iii) both. We made a determination as to whether we are the primary beneficiary of a VIE at the inception of our involvement with that VIE.

The following is a summary of the financial impact on our consolidated balance sheet, our consolidated statement of operations and our consolidated statement of cash flows as of and for the year ended December 31, 2009, as it relates to VIEs in which we have a significant variable interest and QSPEs sponsored by us:

	Significant Interests in VIEs					Sponsored QSPEs
	NIMS		Financial Guaranty Insurance and Credit Derivatives	Put Options on CPS	International CDS	Smart Home
	(In millions)
Balance Sheet:
Short-term investments	$—		$—	$99.9	$—	$—
Cash	—		—	0.1	—	—
Reinsurance recoverables	—		—	—	—	131.3	(1)
Derivative assets	12.2		—	32.5	—	—
Unearned premiums	—		9.5	—	—	—
Reserves for losses and LAE	—		9.2	—	—	—
Payable for securities	—		—	26.9	—	—
Derivative liabilities	—		—	—	—	—
VIE debt	288.0		—	8.1	—	—
Statement of Operations:
Change in fair value of derivative instruments—(loss) gain	(6.2)		—	(56.2)	6.4	—
Provision for losses—decrease	—		(4.4)	—	—	(51.5	)(2)
Net loss on other financial instruments	(99.5)		—	—	—	—
Net premiums earned	0.8		3.5	—	0.8	(10.9)
Cash Inflow (Outflow):
Net payments related to credit derivatives	(0.6	)(3)	—	(3.7)	(5.6)	—
Net payments related to VIE debt	(67.5	)(3)	—	—	—	—
Premiums received (paid)	—		3.3	—	—	(10.9)
Losses paid.	—		(6.1)	—	—	—

(1)	Represents ceded loss reserves recorded as reinsurance loss recoverables.
(2)	Represents ceded provision for losses.
(3)	Represents the amount paid for interest and the amount paid for the purchase of NIMS bonds we insure, offset by premiums received.

The following is a summary of the financial impact on our consolidated balance sheet, our consolidated statement of operations and our consolidated statement of cash flows as of and for the year ended December 31, 2008, as it relates to VIEs in which we have a significant variable interest and QSPEs sponsored by us:

	Significant Interests in VIEs					Sponsored QSPEs
	NIMS		Financial Guaranty Insurance and Credit Derivatives	Put Options on CPS	International CDS	Smart Home
	(In millions)
Balance Sheet:
Reinsurance recoverables	$—		$—	$—	$—	$91.1	(1)
Derivative assets	5.8		0.6	150.0	—	—
Unearned premiums	—		(0.9)	—	—	—
Reserves for losses and LAE	—		16.4	—	—	—
Derivative liabilities	84.3		—	—	14.2	—
VIE consolidated debt	160.0		—	—	—	—
Statement of Operations:
Change in fair value of derivative instruments—gain (loss)	117.9		(0.6)	109.3	11.8	—
Provision for losses—decrease	—		(4.2)	—	—	(81.2	)(2)
Net gain on other financial instruments	33.6		—	—	—	—
Net premiums earned	—		5.4	—	—	(13.0)
Cash Inflow (Outflow):
Net (payments) receipts related to credit derivatives	(44.5	)(3)	—	(5.5)	1.1	—
Net payments related to VIE debt	(3.0)		—	—	—	—
Premiums received (paid)	—		5.5	—	—	(13.0)
Losses paid.	—		(100.0)	—	—	—

(1)	Represents ceded loss reserves recorded as reinsurance loss recoverables.
(2)	Represents ceded provision for losses.
(3)	Represents the amount paid for interest and the amount paid for the purchase of NIMS bonds we insure, offset by premiums received.

For all VIEs in which we have a variable interest, we perform an evaluation to determine whether we are the primary beneficiary. In making this determination, we first qualitatively assess whether we have a sufficiently large variable interest in the VIE to be a potential primary beneficiary. In instances where it is not clear who the primary beneficiary is, we perform an analysis of the present value of expected losses to determine whether we would absorb more than 50% of those losses. At December 31, 2009, other than our NIMS and put options on CPS transactions discussed below, we are not the primary beneficiary of any VIE as determined by our qualitative and quantitative analyses.

NIMS

We have provided credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from an MBS comprising mostly subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the MBS and the interest generated from the underlying mortgage collateral. On the NIMS bonds that we have provided credit protection, our policy covers any principal and interest shortfalls to the QSPE trust which has issued the bonds. As a QSPE, these structures are exempt from consolidation considerations under the accounting standard regarding consolidation of VIEs. There are, however, certain events and triggers that occurred that required us to reconsider our initial assessment and consolidate our NIMS including:

(a)	conditional events that when met, provide us with an option to call the NIMS bonds;

(b)	events of default by a party to the contracts; or

(c)	acquisition of ownership of a significant amount of any particular NIMS trust bonds that we insure.

As one or more of these criteria were triggered, we no longer meet the scope exception under this standard. We were required to perform an analysis to identify which entity was considered the primary beneficiary to determine whether we should consolidate the NIMS. In evaluating whether we were the primary beneficiary of our NIMS transactions, we had to determine whether our variable interest in the NIMS would absorb a majority of the expected losses, a majority of the expected residual returns, or both. In most of our NIMS transactions, we are the first to absorb losses as the guarantor of timely payment of principal and interest. We have determined that we are the primary beneficiary of certain NIMS trusts where we have an option to call the NIMS bonds. These call options exist in all of our NIMS transactions, but become exercisable only upon the occurrence of certain conditional events and defaults that result in claim payments by us.

As of December 31, 2009, the amount included in derivative assets and VIE debt related to the consolidation of NIMS trusts was $11.0 million and $288.0 million, respectively. As of December 31, 2008, the amount included in derivative assets and VIE debt related to the consolidation of NIMS trusts was $4.1 million and $160.0 million, respectively. We consolidate the assets and liabilities associated with these VIEs when we gain control over the trust assets and liabilities as a result of our contractual provisions. The consolidated NIMS assets are accounted for as derivatives and recorded at fair value. The NIMS VIE debt is recorded at fair value.

As a risk mitigation initiative, we have purchased, at a discount to par, some of our insured NIMS bonds. The NIMS purchased are accounted for as derivative assets and are recorded at fair value. Upon purchase, and prior to consolidation, our liability representing the unrealized loss associated with the purchased NIMS is eliminated. The difference between the amount we pay for the NIMS and the sum of the fair value of the NIMS and the eliminated liability represents the net impact to earnings. The overall impact to our consolidated results of operations as a result of these purchases has been immaterial.

The following is summary information related to all NIMS trusts as of the dates indicated:

	December 31, 2009		December 31, 2008
(In millions) VIE Assets	Total NIMS Trust Assets (1)	Maximum Principal Exposure (2)	Total NIMS Trust Assets (1)	Maximum Principal Exposure (3)
NIMS	$474.9	$353.2	$556.6	$438.3

(1)	Represents the notional value of NIMS trust assets.
(2)	Represents maximum exposure related to consolidated VIE assets and liabilities.
(3)	Represents maximum exposure related to derivative liabilities and consolidated VIE assets and liabilities.

We have $353.2 million of risk in force associated with NIMS at December 31, 2009 comprised of 29 transactions. The average expiration of our existing NIMS transactions is approximately two years. At December 31, 2009, all of the NIMS transactions required consolidation in our consolidated balance sheets. At December 31, 2008, 19 of the 34 NIMS transactions required consolidation in our consolidated balance sheets. These NIMS transactions were consolidated due to the trigger events noted above. Our risk in force, excluding interest payments, associated with the consolidated NIMS was approximately $260.7 million at December 31, 2008.

Financial Guaranty Insurance and Credit Derivatives

Our involvement with VIEs in our financial guaranty business relates to transactions that are generally structured as financial guarantees or CDS guaranteeing principal and interest payments to beneficial interest holders. In order to determine whether we are the primary beneficiary of a VIE’s risks and rewards, we consider, among other factors, the VIE’s design, capital structure and contractual terms. At inception of our involvement, we performed a qualitative analysis to determine if our variable interest in each of these VIEs as compared to the total variable interests in such VIE was sufficiently large to make us the primary beneficiary. Most of our insured portfolio was highly rated at inception with a significant number of the transactions having subordination at or above the level of subordination necessary to warrant a AAA rating. At the time of our analyses we determined there was significant subordination, clearly demonstrating that we are not the primary beneficiary of those structures based on the projected distribution of expected losses among the variable interest holders. We have not experienced any reconsideration events that would cause us to reconsider whether we are the primary beneficiary. Based on those analyses, we have not consolidated any of our financial guaranty VIEs.

The following table sets forth our financial guaranty total assets and maximum exposure to loss associated with VIEs in which we held significant variable interests as of December 31 for the years indicated:

(In millions)	Total Assets 2009	Maximum Exposure 2009	Total Assets 2008	Maximum Exposure 2008
Asset-Backed Obligations	$1,880.9	$314.3	$2,349.6	$371.8
Other Structured Finance	5,492.7	389.7	6,591.9	544.0

Total	$7,373.6	$704.0	$8,941.5	$915.8

International CDS

We provided credit enhancement in the form of CDS in the international markets and had one international CDS transaction at December 31, 2008 involving a VIE in which we had a significant interest. This transaction was terminated in the fourth quarter of 2009 for a payment of $6.5 million. At December 31, 2008, our total exposure to this international CDS transaction was $3.2 billion and our total derivative liability was $14.2 million.

Put Options on CPS

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. As part of this transaction, Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary, entered into a separate perpetual put option agreement with each custodial trust, and Radian Asset Assurance entered into three corresponding perpetual put option agreements with Radian Asset Securities. The custodial trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain access to additional capital, at its discretion, through the exercise of one or more put options and the corresponding exercise of one or more Radian Asset Securities put options. Upon exercise of their respective rights under the put options, Radian Asset Assurance would issue its preferred stock to Radian Asset Securities and the custodial trusts would purchase Radian Asset Securities’ preferred stock. The preferred stock of Radian Asset Assurance and Radian Asset Securities have substantially identical terms. Our put options are perpetual in nature, allowing us to put our preferred stock solely at our discretion and call our preferred stock subsequent to its issuance. Specifically, there is no limit to the number of times that Radian Asset Assurance (and, correspondingly, Radian Asset Securities) may put its preferred stock to Radian Asset Securities (and, correspondingly, to the custodial trusts), fully redeem its preferred stock from Radian Asset Securities (and, correspondingly, from the custodial trusts), and put it back to Radian Asset Securities (and, correspondingly, to the custodial trusts).

In November 2009, Radian Group commenced three separate tender offers to purchase the CPS issued by each of the three custodial trusts. On December 30, 2009, Radian Group successfully completed tender offers to purchase the CPS issued by two of the three custodial trusts. In the tender, Radian Group purchased $32.9 million and $44.0 million, respectively, of the $50.0 million face amount of the CPS issued by each of these two custodial trusts. We purchased the CPS at a purchase price equal to 35% of the face amount of such CPS. We have various options relating to the CPS, which include with respect to each custodial trust:

•

Radian Asset Assurance and Radian Asset Securities exercising their respective rights under the put options and issuing their preferred stock to Radian Asset Securities and to the custodial trust, respectively;

•

Radian Asset Assurance causing the dissolution of the custodial trust, resulting in the distribution of the assets held by the custodial trust to the CPS holders. As of the date of this report, if Radian Asset Assurance were to cause the dissolution of the two custodial trusts for which we have bought CPS, Radian Group, as a holder of the CPS for such custodial trusts, would receive $76.9 million in cash from these trusts; or

•	We may seek to purchase the CPS not held by us, through a tender offer or otherwise.

Due to our additional involvement in these VIEs via the tender offer, we re-evaluated whether we were the primary beneficiary. Our additional involvement in the VIE was driven by 1) the documents having been amended, with majority consent, to allow us to purchase the outstanding securities, and 2) our successful tender offer to purchase a majority of the securities related to two of the trusts.

At December 31, 2009, based on our additional involvement in Trust II and Trust III, combined with the put options Radian Asset Assurance holds on these trusts (which together are considered in the determination of the primary beneficiary), we would be the party to absorb the majority of the expected losses and the majority of the expected residual returns. This determination was based on a qualitative analysis which demonstrates that we have a sufficiently large variable interest to be the primary beneficiary. As such, the assets and liabilities of these trusts were consolidated at their respective fair values, net of liabilities to us. After consolidation, we have a remaining fair value of $32.5 million related to put options on CPS included in derivative assets for the one trust that is not consolidated, $99.9 million of short-term investments, $0.1 million in cash, $8.1 million of VIE debt, and a payable for securities of $26.9 million resulting in a net asset of $97.5 million. The maximum principal exposure and fair value related to the consolidated VIE debt at December 31, 2009, were $23.1 million and $8.1 million, respectively.

Smart Home

QSPEs may be used to create securities with a unique risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. Smart Home transactions reinsure risk associated with non-prime mortgages and riskier products. These arrangements effectively transfer risk from our portfolio to investors in the capital markets. These transactions are structured using QSPEs and therefore, as non-transferor, we are not required to consolidate them.

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

Because they are QSPEs, we are exempt from having to consider consolidation of these structures. Since August 2004, we have completed four Smart Home reinsurance transactions, with the last of these transactions closing in May 2006. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2009, are as follows:

	Initial	As of December 31, 2009
Pool of mortgages (par value)	$14.7 billion	$4.5 billion
Risk in force (par value)	$3.9 billion	$1.1 billion

Notes sold to investors/risk ceded (principal amount)	$718.6 million	$535.1 million

7. Investments

Our investment portfolio held to maturity and available for sale consisted of the following at December 31, 2009 and 2008:

	December 31, 2009
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$19,283	$20,308	$1,060	$35

	$19,283	$20,308	$1,060	$35

Fixed-maturities available for sale:
U.S. government and agency securities	$25,023	$27,321	$2,355	$57
State and municipal obligations	1,400,739	1,286,287	9,664	124,116
Corporate bonds and notes	99,032	98,625	1,917	2,324
RMBS	14,942	15,629	687	—
CMBS	48,511	46,195	107	2,423
Other ABS	18,049	19,321	1,275	3
Foreign government securities	57,282	58,649	1,513	146
Other investments	3,530	3,800	270	—

	$1,667,108	$1,555,827	$17,788	$129,069

Equity securities available for sale (1)	$173,418	$176,251	$2,833	$—

Total debt and equity securities	$1,859,809	$1,752,386	$21,681	$129,104

(1)	Comprised of broadly diversified domestic equity mutual funds ($146.8 million fair value) and various preferred and common stocks invested across numerous companies and industries ($29.4 million fair value).

	December 31, 2008
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$36,628	$37,486	$1,293	$435

	$36,628	$37,486	$1,293	$435

Fixed-maturities available for sale:
U.S. government and agency securities	$101,725	$114,842	$13,286	$169
State and municipal obligations	3,235,053	2,977,919	54,768	311,902
Corporate bonds and notes	181,991	174,876	3,032	10,147
RMBS	225,869	233,616	8,370	623
CMBS	68,516	57,882	13	10,647
Other ABS	17,456	16,904	33	585
Foreign government securities	62,703	64,856	2,216	63
Other investments	6,174	6,374	464	264

	$3,899,487	$3,647,269	$82,182	$334,400

Equity securities available for sale (1)	$212,620	$165,099	$1,011	$48,532

Total debt and equity securities	$4,148,735	$3,849,854	$84,486	$383,367

(1)	Comprised of broadly diversified domestic equity mutual funds ($117.3 million fair value) and various preferred and common stocks invested across numerous companies and industries ($47.8 million fair value). Gross unrealized losses include $36.4 million related to domestic equity mutual funds.

The contractual maturities of fixed-maturity investments are as follows:

	December 31, 2009
	Amortized Cost	Fair Value
	(In thousands)
Fixed-maturities held to maturity:
Due in one year or less	$7,632	$7,958
Due after one year through five years	7,663	8,047
Due after five years through ten years	3,687	4,027
Due after ten years	301	276

	$19,283	$20,308

Fixed-maturities available for sale:
Due in one year or less	$20,924	$21,126
Due after one year through five years	130,664	137,176
Due after five years through ten years	91,100	93,005
Due after ten years	1,424,420	1,304,520

	$1,667,108	$1,555,827

Net investment income consisted of:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Investment income:
Fixed-maturities	$198,002	$228,519	$216,245
Equity securities	6,973	6,739	10,344
Short-term investments	4,289	15,190	23,843
Hybrid securities	10,753	14,664	8,632
Other	1,466	3,352	3,641

Gross investment income	$221,483	$268,464	$262,705
Investment expenses	(7,293)	(5,431)	(6,607)

Net investment income	$214,190	$263,033	$256,098

Net gains (losses) on other financial instruments consisted of:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Gains on sales and redemptions of fixed-maturity investments available for sale	$94,974	$46,432	$5,207
Losses on fixed-maturity investments available for sale	(3,397)	(4,052)	(1,258)
Gains on sales of equity securities available for sale	1,077	21,267	11,380
Losses on equity securities available for sale	(313)	(7,480)	(737)
Gains on hybrid securities available for sale	120,936	42,905	98,403
Losses on hybrid securities available for sale	(37,428)	(194,924)	(55,794)
Gains on sales of other invested assets	822	139	967
Losses on sales of other invested assets	—	—	(241)
Gains on trading securities	154,302	19,239	4,321
Losses on trading securities	(73,979)	(33,364)	(8,094)
Gains on sales of short-term investments	14	7	1,245
Losses on sales of short-term investments	—	(74)	(5)
Loss on sale/write-down of equity in affiliates	—	—	(96)
Foreign currency translation gains on investments	—	72	5,533
Change in fair value of VIE assets and liabilities	(99,479)	15,422	—
Gain on buyback of long-term debt	11,970	—	—
Other	(927)	111	2,195

Net gains (losses) on other financial instruments	$168,572	$(94,300)	$63,026

We had $25.5 million in unrealized losses on trading securities held at December 31, 2009.

For the years ended December 31, 2009, 2008 and 2007, we did not sell any fixed-maturity investments classified as held to maturity.

The change in unrealized gains and losses recorded in accumulated other comprehensive loss consisted of:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Fixed-maturities available for sale	$140,937	$(325,070)	$(84,997)
Deferred tax (provision) benefit	(49,328)	113,774	29,749

Net gain (loss) recognized in accumulated other comprehensive income (“AOCI”)	$91,609	$(211,296)	$(55,248)

Equity securities available for sale	$50,354	$(106,322)	$(16,950)
Deferred tax (provision) benefit	(17,624)	37,213	5,933

Net gain (loss) recognized in AOCI	$32,730	$(69,109)	$(11,017)

Other invested assets	$(632)	$(1,149)	$1,596
Deferred tax benefit (provision)	221	402	(559)

Net (loss) gain recognized in AOCI	$(411)	$(747)	$1,037

Other amounts recognized in AOCI	$(250)	$(1,947)	$(86)

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2009 and 2008:

December 31, 2009: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$1,998	$57	—	$—	$—	1	$1,998	$57
State and municipal obligations	65	316,090	10,686	143	698,581	113,465	208	1,014,671	124,151
Corporate bonds and notes	48	24,119	1,179	20	14,109	1,145	68	38,228	2,324
CMBS	11	19,888	709	8	18,521	1,714	19	38,409	2,423
Other ABS	1	266	3	—	—	—	1	266	3
Foreign government securities	7	6,810	145	1	972	1	8	7,782	146

Total	133	$369,171	$12,779	172	$732,183	$116,325	305	$1,101,354	$129,104

December 31, 2008: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$6,981	$169	—	$—	$—	1	$6,981	$169
State and municipal obligations	215	847,638	88,372	193	838,786	223,965	408	1,686,424	312,337
Corporate bonds and notes	134	76,997	6,977	34	16,694	3,170	168	93,691	10,147
RMBS	63	9,099	545	36	6,753	78	99	15,852	623
CMBS	13	21,190	3,406	20	36,504	7,241	33	57,694	10,647
Other ABS	9	11,655	578	2	666	7	11	12,321	585
Foreign government securities	2	6,083	39	4	10,285	24	6	16,368	63
Other investments	18	2,525	264	—	—	—	18	2,525	264
Equity securities	7	150,584	48,532	—	—	—	7	150,584	48,532

Total	462	$1,132,752	$148,882	289	$909,688	$234,485	751	$2,042,440	$383,367

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in AOCI from April 1, 2009 (inception date) through December 31, 2009 (in thousands):

April 1 2009 through December 31 2009
Debt securities credit losses, balance at beginning of period	$868
Additions:
Credit losses on previously impaired securities	—
Credit losses for which an OTTI was not previously recognized	—
Credit losses for which an OTTI was previously recognized	—
Reductions:
Credit losses on securities	—
Increases in expected cash flows on previously impaired securities
For securities sold during the period	868

Debt securities credit losses, end of period	$—

At December 31, 2009, we did not have the intent to sell any debt securities in an unrealized loss position, and determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security, may also result in a conclusion that an OTTI has occurred. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

During 2009, we recorded approximately $9.3 million of charges related to declines in fair value of securities (primarily equity securities) considered to be other-than-temporary. During 2008, we recorded approximately $55.2 million of charges related to declines in fair value of securities (primarily municipal and taxable bonds and preferred stocks) considered to be other-than-temporary. During 2007, we recorded approximately $9.4 million of charges, related to declines in fair value of securities (primarily small cap value stocks, convertible securities and an investment in a fund co-managed by C-BASS) considered to be other-than-temporary. Realized gains and losses are determined on a specific identification method and are included in income.

We have securities that have been in an unrealized loss position for 12 months or more that we did not consider to be other-than-temporarily impaired due to the qualitative factors explained below.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2009 on our investments in tax-exempt state and municipal obligations were caused primarily by spread widening. Certain securities, mainly those insured by monoline insurance companies, experienced credit spread widening during 2008 and 2009 as a result of credit rating downgrades on those monolines. Because as of December 31, 2009, we expect to be able to collect cash flows sufficient to recover the amortized cost basis of these securities, and we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of December 31, 2009 on the majority of the securities in this category were caused by spread widening. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages, experienced significant spread widening during 2008 and partial recovery in 2009. Because as of December 31, 2009, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

CMBS

The unrealized losses of 12 months or greater duration as of December 31, 2009 on the securities in this category were caused by spread widening which occurred in 2008 and which peaked in the first quarter of 2009. Most of our CMBS investments have retained AAA ratings based on credit enhancements provided primarily by subordination within the deal structures. In general, spreads have improved, primarily due to the implementation of government-related programs such as the Troubled Asset Relief Program (“TARP”), the Term Asset-Backed Securities Loan Facility (“TALF”) and the Public-Private Investment Program (“PPIP”). Because as of December 31, 2009, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2009.

Foreign government securities

The unrealized losses of 12 months or greater duration as of December 31, 2009 on the one security in this category was caused by spread widening, and was impacted by immaterial foreign exchange movements. Because as of December 31, 2009, we did not intend to sell this investment, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, we did not consider this investment to be other-than-temporarily impaired at December 31, 2009.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or credit spread movements. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because as of December 31, 2009, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2009.

Securities on deposit with various state insurance commissioners amounted to $16.9 million at December 31, 2009 and $17.1 million at December 31, 2008. We also had $144.1 million (book value) on deposit at December 31, 2009 and $156.1 million (book value) at December 31, 2008, for the benefit of reinsurers.

8. Investment in Affiliates

We have a 28.7% equity interest in Sherman and a 46.0% equity interest in C-BASS as of December 31, 2009.

The following table shows the components that make up our investment in affiliates balance:

	December 31 2009	December 31 2008
	(In thousands)
Sherman	$121,424	$99,656
Other	56	56

Total	$121,480	$99,712

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

On August 13, 2008, our equity interest in Sherman increased from 21.8% to 28.7% as a result of the reallocation of the equity ownership in Sherman following a sale by Sherman’s management of MGIC’s remaining interest in Sherman. As a result of Sherman’s repurchase of MGIC’s interests, our investment in affiliates decreased by $25.8 million ($16.8 million after taxes) and is reflected as a reduction in our equity.

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

We account for our investment in C-BASS under the equity method of accounting. During the third quarter of 2007, C-BASS incurred a loss of $935 million and we recognized our portion of losses of approximately $441 million. This resulted in a reduction in our equity investment in C-BASS from $468 million to $27 million at September 30, 2007. In addition to the recognition of losses, we completed an impairment analysis which resulted in the charge-off of the remaining carrying value of $27 million in the equity investment in C-BASS at September 30, 2007.

Accounting by an equity method investor for investee losses when the investor has loans to and investments in other securities of the investee, requires that when the recognition of equity losses reduces our equity investment to zero, we should continue to report our share of equity method losses in our statements of operations and should apply those equity method losses to our other investments in C-BASS. As a result of the losses at C-BASS, we recorded a full impairment of our $50 million credit facility with C-BASS in the fourth quarter of 2007, which is recorded as an allowance for bad debts and is reflected in accounts and notes receivable on our consolidated balance sheets. As a consequence of the complete write-off of our investment in C-BASS, we have no carrying value related to our interest in C-BASS. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. The likelihood that we will recover any of our investment is extremely remote. Accordingly, we believe that the likelihood that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operations or cash flows at any time in the future is extremely remote.

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Investment in Affiliates—Selected Information:
Sherman
Balance, beginning of period	$99,656	$104,315	$167,412
Share of net income for period	33,226	59,782	84,848
Dividends received	(11,040)	(35,460)	(51,512)
Other comprehensive loss	(418)	(3,195)	(567)
Sale of ownership interest	—	—	(95,866)
Adjustment to investment related to Sherman buyback of MGIC equity interest	—	(25,786)	—

Balance, end of period	$121,424	$99,656	$104,315

C-BASS
Balance, beginning of period	$—	$—	$451,395
Share of net loss for period	—	—	(451,395)

Balance, end of period	$—	$—	$—

Portfolio Information:
Sherman
Total assets	$1,913,296	$2,355,660	$2,242,087
Total liabilities	1,461,076	2,012,378	1,788,726

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$1,216,742	$1,503,525	$1,213,722
Other revenues	16,873	16,630	46,211
Derivative mark-to-market	12,071	(15,787)	(14,685)

Total revenues	1,245,686	1,504,368	1,245,248

Expenses
Operating and servicing expenses	515,125	656,256	619,199
Provision for loan losses	446,917	436,777	264,305
Interest	105,537	110,097	83,139
Other	42,542	37,803	12,881

Total expenses	1,110,121	1,240,933	979,524

Net income	$135,565	$263,435	$265,724

C-BASS
Net loss	N/A	N/A	$(1,780,153)

N/A–2009 and 2008 financial statements for C-BASS are not available. The affect of C-BASS on our financial position and results of operations as of and for the years ended December 31, 2008 and December 31, 2009 was negligible.

9. Reinsurance

In our mortgage insurance business, we utilize reinsurance as a risk management tool, to reduce our net risk in force to manage regulatory risk-to-capital requirements, and to comply with the insurance regulations of states that require us to limit our coverage percentage of any single risk to 25%. We have only used reinsurance in our financial guaranty business to the extent necessary in specific transactions to comply with applicable single risk limits. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets is unearned premiums on risk that we have ceded of $4.4 million and $6.2 million at December 31, 2009 and 2008, respectively.

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31
	2009		2008	2007
	(In thousands)
Net premiums written-insurance:
Direct	$790,052		$965,741	$1,109,451
Assumed	(207,074	)(1)	6,676	126,402
Ceded	(139,130)		(155,548)	(150,621)

Net premiums written-insurance	$443,848		$816,869	$1,085,232

Net premiums earned-insurance:
Direct	$919,778		$1,029,891	$984,636
Assumed	45,749		97,352	73,277
Ceded	(139,626)		(155,423)	(145,632)

Net premiums earned-insurance	$825,901		$971,820	$912,281

(1)	This amount includes a $185.6 million reduction due to the Ambac Commutation.

We and other companies in the mortgage insurance industry have participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we cede a portion of the mortgage insurance premiums paid to us to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. All of our remaining captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives.

Until recently, losses under most captive reinsurance arrangements have not approached a level requiring payment to us. However, during the recent housing and related credit market downturn in which losses have increased significantly, many captive reinsurance arrangements have attached, requiring our captive reinsurer to make payments to us. We began recording ceded losses recoverable from such captives in the fourth quarter of 2007, which accelerated throughout 2008 and 2009, although most cash recoveries are not expected until sometime in 2010 or thereafter. In all cases, the captive reinsurer establishes a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore, have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements. We have received total cash reinsurance recoveries from Smart Home and captive reinsurance arrangements of approximately $180.5 million, which includes approximately $133.1 million received upon termination of certain captive reinsurance transactions in 2009. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balance.

We are approaching the maximum amount that we may book as recoverables under our Smart Home and captive arrangements; therefore, we expect a limited amount of incremental recoverables booked from these arrangements in future years. We have also offered, on a limited basis, “quota share” captive reinsurance agreements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected.

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

The captive reinsurers are typically required to maintain minimum capitalization equal to 10% of the risk assumed. Risk in force ceded under captive reinsurance arrangements at December 31, 2009, and 2008, was $0.8 billion and $3.0 billion, respectively. For the years ended December 31, 2009, 2008 and 2007, Radian Guaranty had ceded premiums written of $128.3 million, $138.7 million and $125.7 million, respectively, and ceded premiums earned of $129.8 million, $138.3 million and $121.6 million, respectively, under these various captive reinsurance arrangements. Ceded losses recoverable on captive reinsurance transactions at December 31, 2009 and 2008 were $497.3 million and $400.7 million, respectively. Approximately 50% of our total ceded losses recoverable at December 31, 2009, was related to one captive reinsurer. Ceded recoveries, excluding amounts received upon terminations of captive reinsurance transactions for the years ended December 31, 2009, 2008, and 2007 were $31.3 million, $3.1 million, and $0.6 million, respectively.

We have protected against losses in excess of our expectations on some of the risk associated with non-prime and riskier products by reinsuring this business through Smart Home reinsurance transactions. In 2004, we developed Smart Home as a way to effectively transfer risk from our portfolio to investors in the capital markets. Smart Home mitigates our risk against losses, concentrated positions and riskier products. As a result,

Smart Home reinsurance transactions are important in managing our risk profile, especially in the non-prime mortgage market. Approximately 3.4% and 3.7% of our primary mortgage risk in force was ceded through Smart Home reinsurance transactions at December 31, 2009 and 2008, respectively. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

Since August 2004, we have completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2009 are included in Note 6.

Ceded premiums written in 2009, 2008 and 2007 include $10.9 million, $13.0 million and $11.0 million, respectively, related to Smart Home reinsurance transactions. Ceded premiums earned related to Smart Home were $10.9 million, $13.0 million and $11.4 million in 2009, 2008 and 2007, respectively. Ceded losses recoverable at December 31, 2009 and 2008 were $131.2 million and $91.1 million, respectively, and ceded recoveries were $11.3 million for the year ended December 31, 2009 as a result of the Smart Home transactions.

10. Losses and LAE

The reserve for losses and LAE is comprised of:

	December 31 2009	December 31 2008
	(In thousands)
Mortgage insurance reserves	$3,450,538	$2,989,994
Financial guaranty reserves	128,444	234,548

Total reserve for losses and LAE	$3,578,982	$3,224,542

The following tables present information relating to our mortgage insurance reserves and LAE:

	2009	2008	2007
	(In thousands)
Mortgage Insurance
Balance at January 1	$2,989,994	$1,345,452	$653,236
Less Reinsurance recoverables (1)	(491,836)	(21,988)	(21,763)

Balance at January 1, net of reinsurance recoverables	2,498,158	1,323,464	631,473
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year	1,712,477	1,988,515	1,129,031
Prior years (2)	(411,650)	102,330	81,069

Total incurred	1,300,827	2,090,845	1,210,100

Deduct paid claims and LAE in:
Current year	(138,717)	(192,373)	(102,251)
Prior years	(831,374)	(723,776)	(415,857)

Total paid	(970,091)	(916,149)	(518,108)

Foreign exchange adjustment	—	(2)	(1)

Balance at December 31, net of reinsurance recoverables	2,828,894	2,498,158	1,323,464
Add Reinsurance recoverables (1)	621,644	491,836	21,988

Balance at December 31	$3,450,538	$2,989,994	$1,345,452

(1)	Related to ceded losses on captive reinsurance transactions and Smart Home.
(2)	The significant reduction in prior year’s losses in 2009 resulted primarily from actual insurance rescissions and claim denials as compared to our expectations at December 31, 2008. In addition, there was a favorable impact from terminations of captive and first- and second-lien transactions in 2009.

The change in reinsurance recoverables on Smart Home and captive reinsurance transactions is reflected in our provision for losses. During 2009, we terminated certain captive reinsurance transactions. As a result, we received cash from the captive trusts that was in excess of our ceded loss recoverable. These amounts were accounted for as a claim recovery. The provision for losses was reduced by approximately $72 million in 2009 due to the captive terminations.

While we have experienced an increase in outstanding delinquencies in 2009, the effect of this increase on reserves for losses and LAE was partially offset by an increase in estimated insurance rescissions and claim denials on insured loans. Our loss management efforts have resulted in higher rescissions and denials than we have experienced in the past, which is reflected in our estimate of reserves for losses and LAE at December 31, 2009. The provision for losses for 2009 includes the effect of increased levels of estimated insurance rescissions and claim denials, which resulted in a lower default to claim rate used in making our loss reserve estimate. Our projected default to claim rate was 38% at December 31, 2007, 46% at December 31, 2008 and 36% at December 31, 2009. The increase from 2007 to 2008 was primarily as a result of higher defaults and severity caused by declining home prices and distress in the residential real estate and credit markets, while the decrease from 2008 to 2009 was primarily as a result of our estimate of rescissions and denials. In 2009, the increased estimate of rescissions and denials included in our loss reserve estimates reduced our provision for losses by approximately $1 billion. The comparable change in 2008 was approximately $0.4 billion. In addition, during 2009, we rescinded or denied approximately $904 million of first-lien claims submitted to us for payment (“submitted claims”), compared to approximately $166 million for 2008. Of the $904 million of claims rescinded or denied in 2009, approximately $440 million related to claims from policies where we were in a first loss position and would have paid the claim absent the rescission or denial, while approximately $464 million related to claims where we were in a second loss position and would not have necessarily been responsible to pay the claim as a result of deductibles and other exposure limitations included in our policies. In 2008, the comparable first and second loss submitted claims rescinded or denied were $94 million and $72 million, respectively. These amounts also include an immaterial amount of submitted claims that were subsequently withdrawn by the insured. We believe that the elevated levels of insurance rescissions and claim denials and the elevated levels of defaults are related, and are primarily the result of underwriting deficiencies which existed during 2005 through the first half of 2008. A key assumption affecting our methodology is that future ultimate default to claim rates and severities will be consistent with our recent experience. Based on the results of our recent claims investigations, we expect our rescission and denial rates to remain at increased levels as long as defaults related to the poor underwriting periods of 2005 through the first half of 2008 represent a significant percentage of our total default portfolio.

Our recent increase in the rate of rescissions and denials may lead to an increased risk of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a certificate of insurance or denied a claim. Although we believe that all rescissions and denials identified are valid under our policies, if we are not successful in defending the rescissions and denials in any potential legal actions, we may need to reassume the risk, and reestablish loss reserves for those loans.

We considered the sensitivity of first-lien loss reserve estimates at December 31, 2009, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in overall claim severity (28.7% of unpaid principal balance at December 31, 2009), we estimated that our loss reserves would change by approximately $120 million at December 31, 2009. For every one percentage point change in our overall default to claim rate (36% at December 31, 2009, including our assumptions related to rescissions and denials), we estimated a $93 million change in our loss reserves at December 31, 2009.

The following table shows the cumulative denial and rescission rates as of December 31, 2009 in the quarter the claims were received for the periods indicated:

	Claim Received Quarter	Cumulative Rescission Rate for each quarter (1)	Percentage of Claims Resolved (2)
Structured	Q1 2008	16.6%	100%
	Q2 2008	16.9%	100%
	Q3 2008	23.3%	99%
	Q4 2008	28.4%	98%
	Q1 2009	28.2%	91%
	Q2 2009	21.8%	78%

Flow	Q1 2008	8.8%	100%
	Q2 2008	9.9%	99%
	Q3 2008	16.8%	98%
	Q4 2008	16.3%	96%
	Q1 2009	19.0%	91%
	Q2 2009	13.6%	77%

Total	Q1 2008	12.5%	100%
	Q2 2008	13.4%	99%
	Q3 2008	19.9%	98%
	Q4 2008	22.0%	97%
	Q1 2009	23.3%	91%
	Q2 2009	17.6%	78%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent the cumulative rate for each quarter as of December 31, 2009 based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.
(2)	For each quarter, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for the quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the third and fourth quarters of 2009, a significant portion of claims received in those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful and are therefore not presented here.

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

	December 31
	2009	2008
	(In thousands)
Prime	$1,265,859	$829,097
Alt-A	767,043	977,177
A minus and below	456,281	446,193
Pool insurance	295,996	107,441
Second-lien (1)	43,579	136,591
Other	136	1,659

Reserve for losses, net	2,828,894	2,498,158
Reinsurance recoverable (2)	621,644	491,836

Reserve for losses	$3,450,538	$2,989,994

(1)	Does not include amounts related to expected future losses that are included in the reserve for second-lien premium deficiency.
(2)	Related to ceded losses on captive reinsurance transactions and Smart Home.

Deteriorating markets in California and Florida, where non-prime and non-traditional mortgage products such as adjustable rate mortgages (“ARMs”) and interest-only loans are prevalent and where home prices have fallen significantly, have resulted in significant losses in our mortgage insurance business. During the prolonged period of rising home prices that preceded the current downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in this state. As mortgage credit performance in California and Florida has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or continue to deteriorate.

In addition to California and Florida, approximately 12.2% of our primary mortgage insurance risk in force at December 31, 2009 was concentrated in the Midwestern states of Michigan, Illinois and Ohio. This region has continued to experience higher default rates in 2009, which we believe are largely attributable to the difficult operating environment facing the domestic auto industry. We expect that this trend may continue. See Note 3 for further information.

The following tables present information relating to our financial guaranty reserves and LAE:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Financial Guaranty
Balance at January 1	$234,548	$253,304	$189,047
Less Reinsurance recoverables	—	(170)	(2,259)
Less impact of new accounting standard for financial guarantees (see Note 2)	(8,164)	—	—

Balance at January 1, net of reinsurance recoverables	226,384	253,134	186,788
Add losses and LAE incurred related to:
Current year	54,049	147,302	126,372
Prior years (1)	(17,301)	(32,807)	(28,382)

Total incurred	36,748	114,495	97,990

Deduct paid claims and LAE paid related to:
Current year	(25,345)	(13,659)	(3,051)
Prior years	(109,450)	(118,753)	(29,791)

Total paid	(134,795)	(132,412)	(32,842)

Foreign exchange adjustment	107	(669)	1,198

Balance at December 31, net of reinsurance recoverables	128,444	234,548	253,134
Add Reinsurance recoverables	—	—	170

Balance at December 31	$128,444	$234,548	$253,304

(1)	During 2009, 2008 and 2007, our provision for losses and LAE in our financial guaranty insurance business for prior years declined, mainly related to favorable loss development in our trade credit reinsurance, structured finance direct and public finance reinsurance lines of business.

The following table shows the breakdown of the reserve for losses and LAE for our financial guaranty segment at the end of each period indicated:

	December 31
	2009	2008
	(In thousands)
Financial Guaranty	$121,833	$219,671
Trade Credit Reinsurance	6,611	14,877

Total	$128,444	$234,548

11. Reserve for Premium Deficiency

The PDR in our mortgage insurance business at December 31, 2009, consists of a $25.4 million reserve for second-lien insured loans. No PDR was required on our first-lien product at December 31, 2009.

The following table illustrates our net projected premium excess on our first-lien portfolio:

First-lien portfolio (In millions):	December 31 2009	December 31 2008
Net present value of expected premiums	$2,823	$2,986
Net present value of expected losses and expenses	(4,299)	(4,861)
Reserve for premiums and losses established, net of reinsurance recoverables	2,785	2,360

Net projected premium excess	$1,309	$485

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2009 or 2008. Expected losses are based on an assumed paid claim rate of approximately 13.7% on our total primary first-lien mortgage insurance portfolio, including 9.9% on prime, 32.2% on subprime and 25.5% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated during the second half of 2008 and throughout 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, an increase in estimated rescissions and denials on insured loans as part of our loss mitigation efforts is expected to partially offset the impact of expected defaults and claims.

Numerous factors affect our ultimate claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of delinquent loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in prepayment speeds. As of December 31, 2009, our modeled loan default projections assume that recently observed new default rates will remain stable through the middle of 2010, and will gradually return to normal historical levels over the subsequent two years. If our modeled loan default projections were stressed such that recent default trends were to continue until the end of 2010, remain stable through the middle of 2012, and gradually return to normal historical levels over the subsequent three years, we estimate that the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) would exceed the net present value of expected losses and expenses by approximately $0.3 billion; therefore, no PDR would be required in this stressed scenario.

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

Second-Lien PDR (In thousands):	Year Ended December 31 2009	Year Ended December 31 2008
Balance at beginning of period	$86,861	$195,646
Incurred losses recognized in loss reserves	(56,421)	(204,205)
Premiums recognized in earned premiums	5,619	18,727
Changes in underlying assumptions	(10,348)	52,547
Accretion of discount and other	(354)	24,146

Balance at end of period	$25,357	$86,861

During 2009, the second-lien PDR decreased by approximately $61.5 million, primarily as a result of the normal transfer of premium deficiency reserves to loss reserves and the settlement of second-lien transactions at an amount that was less than our previously established PDR. These settlements had the effect of decreasing our PDR estimate by $28.2 million and $49.2 million during 2009 and 2008, respectively.

12. Financial Guaranty Insurance Contracts

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management, working with our legal group, is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied both at the point of origination of a transaction and during the ongoing monitoring and surveillance of each exposure in the portfolio. The risk management function is structured by area of expertise and includes the following areas: risk analytics; public finance; structured finance; and portfolio management.

There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the ceding company, we may assign our own risk rating rather than using the risk rating assigned by the ceding company.

Our public finance and structured finance groups utilize several tools to monitor our directly insured portfolio. We generally require for each of our directly insured transactions the regular delivery of periodic financial information, including covenant compliance reports that are reviewed by the risk manager assigned to the particular credit. For substantially all of our public finance credits, each risk manager prepares regular written surveillance reports for each credit which contain financial analysis of the credits together with the manager’s internal rating for the transaction. For our directly insured corporate CDO and TruPs CDO transactions, we perform quarterly stress analyses and we update our financial analysis on our TruPs CDO transactions at least quarterly. Observed deterioration in the performance of a credit may prompt additional and more frequent review. We monitor not only the nominal exposure for each obligor for which we provide protection in our corporate CDO transactions, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor.

Upon continued performance deterioration, we may conduct additional or more frequent review of a credit, downgrade the internal credit rating for a credit or if appropriate, move the credit to the financial guaranty Watch List. All amendments, consents and waivers related to a transaction are also reviewed and evaluated by the appropriate risk manager. In addition to individual credit analysis, the risk management department is responsible for following economic, environmental and regulatory trends and for determining their potential impact on our insured portfolio.

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

In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with our ceding reinsurance customers. To help align the ceding company’s interests with ours, we generally have required that the ceding company retain a portion of the exposure on any single risk that we reinsure. Our portfolio management group is responsible for the periodic diligence and evaluation of the underwriting and surveillance capabilities of the ceding companies. Each of the ceding companies is obligated to provide us with quarterly updates to their own watch and reserve lists, including reserve information. In the event that we have identified a potential deficiency in the surveillance activities of a ceding company, appropriate personnel in our risk management department may conduct an independent analysis to the extent adequate information is available. We also may have an independent view on assumed credits where we also have direct exposure based on the information obtained through our independent credit review. As a result, we may assess credits and establish reserves based upon information in addition to that received from the ceding company.

Our risk management department reviews both performing and under-performing transactions. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenues for the obligation based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction is underperforming, it is placed in one of three designated categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in our reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the ceding company, we may assign our own risk rating rather than using the risk rating assigned by the ceding company.

Our financial guaranty business has a Watch and Reserve Committee that meets quarterly to review under-performing credits and establish reserves for transactions. The Watch and Reserve Committee is chaired by the head of the portfolio management group and includes senior management, credit, legal and finance personnel from both the financial guaranty business and Radian Group. Radian Group’s board of directors has formed a Credit Committee of independent directors to assist the board in its oversight responsibilities for our credit risk management policies and procedures, including heightening board-level awareness of the impact of developing risk trends in our portfolio. Our risk management group updates this committee, no less frequently than on a quarterly basis, on all aspects of risk management, including portfolio/sector analysis, risk management policies and Watch and Reserve Committee recommendations and decisions.

The following is additional information regarding financial guaranty’s categories for deteriorating credits:

Special Mention. This category includes insured transactions that are internally rated no more than two rating levels below investment grade upon the observation and analysis of financial or asset performance deterioration by the appropriate risk manager. Although these insured transactions typically are not performing as expected, we have determined that such transactions are not expected to have severe, prolonged stress and we do not believe that claim payments are imminent. The credits in this category could have all or some of the following characteristics:

•	non-investment grade obligations with increasing credit risk, but with the possibility of recovering and returning to investment grade levels;

•	slight probability of payment default due to current adverse economic conditions and operating challenges;

•	limited capacity for absorbing volatility and uncertainty

•	vulnerability to further downward pressure which could lead to difficulty in covering future debt obligations; and

•	requires additional monitoring by the risk manager to evaluate developing, potentially adverse credit trends.

Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are typically reported on annually or more frequently if there is a change to the credit profile. Other exposures that do not satisfy applicable criteria are reviewed at the discretion of the risk manager, senior management, the Watch and Reserve Committee Chairperson or the Chief Risk Officer for our financial guaranty business.

Due to the additional efforts involved in monitoring Special Mention credits, consultants and/or legal counsel may be engaged to assist in claim prevention or loss mitigation strategies.

Intensified Surveillance. This category includes transactions in financial guaranty’s insured portfolio that are internally rated below investment grade and indicate a severe and often permanent adverse change in the transaction’s credit profile. Transactions in this category are still performing, meaning they have not yet defaulted on a payment, but our risk management department has determined that there is a substantial likelihood of default. Transactions that are placed in this category may have some or all of the following characteristics:

•	non-investment grade transactions with high credit risk and low possibility of recovery back to performing levels;

•	impaired ability to satisfy future payments;

•

debtors or servicers with distressed operations that we believe have a questionable ability to continue operating in the future without external assistance from government and/or private third parties;

•	requires frequent monitoring and risk management action to prevent and mitigate possible claims; and

•	requires the allocation of claim liability reserves.

Insured transactions are generally elevated into this category from the Special Mention list as a result of continuing declining credit trends. Occasionally, however, transactions may enter this category directly due to an unexpected financial event that leads to rapid and severe deterioration. Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are generally reviewed and reported on quarterly. Other exposures that do not satisfy applicable criteria are reviewed at the discretion of the risk manager, senior management, the Watch and Reserve Committee Chairperson or the Chief Risk Officer for our financial guaranty business.

Consultants and/or legal counsel are regularly engaged in connection with these transactions to assist in claim prevention and loss mitigation strategies due to the remediation efforts necessary to prevent or minimize losses.

Case Reserve. This category consists of insured transactions where a payment default on the insured obligation has occurred. LAE reserves are normally required as remediation efforts often continue for credits classified at this level to mitigate claims. Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are generally reported on quarterly.

In our directly insured financial guaranty business, we establish loss and LAE reserves on our non-derivative financial guaranty contracts. The assumptions used to determine reserves for directly insured credits are based upon the analysis as more fully described above. In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with the ceding company. We generally establish reserves for our assumed Watch List credits based upon information provided by the ceding company. Expected losses on derivative financial guaranty contracts are considered as part of the determination of fair value of derivative instruments.

In general, in response to deterioration in the credit performance of a transaction, risk management works with the appropriate parties in an attempt to avoid a default or to minimize the claims that we may be obligated to pay on our policy. Loss mitigation can consist of:

•	restructuring the obligation;

•	enforcing available security arrangements;

•	working with the issuer to work through or to find alternatives to mitigate the impact of financial management or potential political problems;

•	when appropriate, exercising applicable rights to replace servicers, trustees, advisers or the other parties important to the performance of the transaction; and

•	when appropriate, purchasing the insured obligation.

Issuers typically are under no obligation to restructure insured transactions to prevent losses, but often will cooperate to avoid being associated with an obligation that experiences losses. When appropriate, we discuss potential settlement options regarding particular obligations with appropriate parties. On occasion, loss mitigation may include an early termination of our obligations, which could result in payments to or from us. To determine the appropriate loss mitigation approach, we generally consider various factors relevant to such insured transaction, which may include:

•	the current and projected performance of the underlying obligation (both on an expected case basis and stressed for more adverse performance and/or market circumstances than we expect);

•	the likelihood that we will pay a claim in light of credit deterioration and reductions in available payment reserves and existing subordination;

•	our total exposure to the obligation;

•	expected future premium payments from the credit;

•	the potential impact on our capital position; and

•	the cost to us of pursuing mitigation remedies.

The following table includes additional information as of December 31, 2009 regarding our financial guaranty claim liabilities broken out by the surveillance categories described above:

Surveillance Categories

($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	3	169	73	71	316
Remaining weighted-average contract period (in years)	5	19	21	28	21
Insured contractual payments outstanding:
Principal	$2.9	$1,120.0	$471.9	$356.9	$1,951.7
Interest	0.4	561.5	187.1	222.5	971.5

Total	$3.3	$1,681.5	$659.0	$579.4	$2,923.2

Gross claim liability	$0.1	$13.5	$159.5	$72.1	$245.2
Less:
Gross potential recoveries	0.1	1.9	69.9	12.2	84.1
Discount, net	—	2.9	15.9	3.2	22.0

Net claim liability	$—	$8.7	$73.7	$56.7	$139.1

Unearned premium revenue	$—	$29.2	$11.7	$—	$40.9

Claim liability reported in the balance sheet (1)	$—	$2.5	$62.6	$56.7	$121.8

Reinsurance recoverables	$—	$—	$—	$—	$—

(1)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.

Included in accounts and notes receivable and unearned premiums on our consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present value of the premiums receivable and unearned premiums as of January 1, 2009 and December 31, 2009 are as follows (in millions):

	January 1 2009	December 31 2009
Premiums receivable	$161.4	$54.4
Unearned premiums	223.3	73.2

The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our consolidated statement of operations. The amount of the accretion included in premiums written, premiums earned and policy acquisition costs for the year ended December 31, 2009 is as follows (in millions):

December 31 2009
Premiums written	$3.4
Premiums earned	3.4
Policy acquisition costs	1.2

The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.47% at December 31, 2009.

The following table shows the nominal (non-discounted) premiums net of commissions that are expected to be collected on financial guaranty contracts with installment premiums included in premiums receivable as of December 31, 2009 (in millions):

Future Expected Premium Payments
1st quarter 2010	$1.9
2nd quarter 2010	2.5
3rd quarter 2010	2.2
4th quarter 2010	1.5

2010	8.1
2011	6.6
2012	3.1
2013	4.8
2014	3.5

2010 – 2014	26.1
2015 – 2019	14.3
2020 – 2024	9.9
2025 – 2029	6.9
After 2029	12.6

Total	$69.8

The following table shows the rollforward of the net present value of premiums receivable as of December 31, 2009 (in millions):

Premiums Receivable
Balance at January 1, 2009	$161.4
Payments received	(14.7)
Accretion	2.3
Adjustments to installment premiums	(1.1)
Foreign exchange revaluation	(0.3)
Ambac Commutation	(93.2)

Balance at December 31, 2009	$54.4

Premiums earned were affected by the following for the year ended December 31, 2009 (in millions):

December 31 2009
Refundings	$41.0
Recaptures/Commutations	(15.0)
Unearned premium acceleration upon establishment of case reserves	6.8
Foreign exchange revaluation, gross of commissions	(1.0)
Adjustments to installment premiums, gross of commissions	5.2

Total adjustment to premiums earned	$37.0

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refunding of any financial guaranty obligations, as of December 31, 2009:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Earnings
1st quarter 2010	$570.9	$11.8	$0.4	$12.2
2nd quarter 2010	559.2	11.7	0.4	12.1
3rd quarter 2010	547.6	11.6	0.4	12.0
4th quarter 2010	536.3	11.3	0.4	11.7
2011	493.4	42.9	1.4	44.3
2012	452.9	40.5	1.4	41.9
2013	414.7	38.2	1.3	39.5
2014	378.5	36.2	1.2	37.4

2010 – 2014	378.5	204.2	6.9	211.1
2015 – 2019	225.3	153.2	4.8	158.0
2020 – 2024	118.8	106.5	3.3	109.8
2025 – 2029	53.8	65.0	2.3	67.3
After 2029	—	53.8	3.4	57.2

Total	$—	$582.7	$20.7	$603.4

The following table shows the significant components of the change in our financial guaranty claim liability for the year ended December 31, 2009 (in millions):

Claim liability, January 1	$211.5

Incurred losses and LAE:
Decrease in gross claim liability	(6.0)
Increase in gross potential recoveries	(42.6)
Decrease in discount	69.6
Decrease in unearned premiums	20.7

Incurred losses and LAE	41.7
Paid losses and LAE	(131.4)

Claim liability, December 31, 2009	$121.8

Components of incurred losses and LAE:
Claim liability established in current period	$54.1
Changes in existing claim liabilities	(12.4)

Total incurred losses and LAE	$41.7

Weighted-average risk-free rates (used for discounting gross claim liability and gross potential recoveries):

January 1, 2009	2.53%
December 31, 2009	4.34%

(In millions)	December 31, 2009
Components of decrease in discount:
Increase in discount related to claim liabilities established in current period	$(4.7)
Decrease in discount related to existing claim liabilities	74.3

Total decrease in discount	$69.6

As a result of the Ambac Commutation described in Note 1, our financial statements were impacted in 2009 as follows:

Balance Sheet (In millions)
Decrease in:
Cash	$100.0
Premiums receivable	93.2
Unearned premiums	185.6
Reserve for losses and LAE	53.9
Deferred policy acquisition costs	46.3

Statement of Operations (In millions)
Decrease in net premiums earned	$(15.3)
Increase in policy acquisition costs	(8.9)
Decrease in provision for losses	38.6

Increase in pre-tax income	$14.4

13. Long-Term Debt and Other Borrowings

The composition of our long-term debt and other borrowings at December 31, 2009 and December 31, 2008 was as follows:

(In thousands)	December 31 2009	December 31 2008
7.75% Debentures due 2011	$192,137	$249,695
5.625% Senior Notes due 2013	256,357	258,420
5.375% Senior Notes due 2015	249,728	249,687
Borrowings under unsecured revolving credit facility	—	100,000

	$698,222	$857,802

In May 2001, we issued $250 million of 7.75% debentures due June 1, 2011. Interest on the debentures is payable semi-annually on June 1 and December 1. We have the option to redeem some or all of the debentures at any time with not less than 30 days’ notice. During 2009, we repurchased $57.7 million of outstanding principal on these debentures at an average purchase price of approximately $0.79 per dollar of principal. We recorded a gain of $12.0 million on these repurchases, which is included in net gains (losses) on other financial instruments on our consolidated statements of operations. In January 2010, we repurchased an additional $31.9 million of this debt, reducing the current principal amount outstanding to $160.2 million.

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

In August 2007, we fully drew down our $200 million credit facility, which was set to mature on February 2011. In September 2008, we paid down $50 million on this facility, and in December 2008 we paid down an additional $50 million. In August 2009, we repaid in full the $100 million of outstanding principal plus accrued interest and terminated the credit facility in accordance with its terms. We did not incur any early termination or repayment penalties in connection with such termination.

14. Income Taxes

The components of our consolidated income tax benefit are as follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Current	$(39,057)	$49,538	$101,219
Deferred	(55,344)	(313,088)	(879,835)

	$(94,401)	$(263,550)	$(778,616)

The reconciliation of taxes computed at the statutory tax rate of 35% for 2009, 2008 and 2007, to the benefit for income taxes is as follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Benefit for income taxes computed at the statutory tax rate	$(84,798)	$(235,945)	$(724,120)
Change in tax resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of proration)	(31,539)	(57,878)	(55,303)
Foreign tax (benefit) provision	(4,766)	12,029	(1,563)
Unrecognized tax benefits	28,192	2,814	(2,170)
Other, net	(1,490)	15,430	4,540

Benefit for income taxes	$(94,401)	$(263,550)	$(778,616)

The significant components of our net deferred tax assets and liabilities are summarized as follows:

	December 31
	2009	2008
	(In thousands)
Deferred tax assets:
Accrued expenses	$21,161	$23,480
Assignment sales income	1,853	15,023
Unearned premiums	62,933	31,997
Premium deficiency reserves	8,875	30,401
Net operating loss (“NOL”)	443,533	211,430
Differences in fair value of derivative and other financial instruments	145,038	199,708
Net unrealized loss on investments	39,292	105,853
Rescission premium	17,581	—
State net operating loss carryforward	11,390	—
Other	83,585	75,555

Total deferred tax assets	835,241	693,447

Deferred tax liabilities:
Deduction related to purchase of Tax and Loss (“T&L”) bonds	—	14,019
Deferred policy acquisition costs	55,708	56,246
Partnership investments	204,678	78,243
Loss reserves	76,427	57,537
Depreciation	76	575
Foreign currency	10,049	7,419
Other	40,473	33,306

Total deferred tax liabilities	387,411	247,345

Valuation allowance	6,882	—

Net deferred tax asset	$440,948	$446,102

As of December 31, 2009, we have a NOL carryforward for U.S. Federal income tax purposes of approximately $1,267 million. To the extent it is not utilized, this carryforward will expire in tax years 2028 and 2029.

A valuation allowance of approximately $6.9 million was recorded against our $440.9 million DTA related to certain state NOLs. These state NOLs were generated by our operating subsidiaries and, due to limitations imposed upon the utilization of such NOLs among the various state jurisdictions, it is not more likely than not that these NOLs will be fully utilized during the applicable carryforward periods.

Our ability to fully use these tax assets such as NOLs and tax credit carryforwards would be substantially limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, in general, an ownership change would occur if our five percent shareholders, as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. As of December 31, 2009, we have not experienced an ownership change under Section 382. However, if we were to experience a change in ownership under Section 382 in a future period, then we may be limited in our ability to fully utilize our NOL and tax credit carryforwards in future periods.

Effective as of October 8, 2009, we have adopted a Tax Benefit Preservation Plan, and as amended on February 12, 2010 (the “Plan”), which is designed to reduce the risk of a Section 382 ownership change by discouraging the acquisition of more than 4.9% of our outstanding shares by any one person or group. Under the Plan, such an acquisition of more than 4.9% of our shares, or an increase in share ownership by an existing 4.9%

stockholder, will generally result in the issuance of shares to the other stockholders, thereby substantially diluting the share ownership of the person who triggers the Plan. The Plan is currently in effect, but it will terminate by its terms unless it is approved by vote of our stockholders at our next annual meeting of stockholders.

As a mortgage guaranty and financial guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing United States Mortgage Guaranty T&L Bonds issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves.

Cumulative T&L Bonds purchased and subsequent redemptions are reflected in the balance of prepaid federal income taxes on our consolidated balance sheets. During 2009, we redeemed our remaining outstanding balance of approximately $248.8 million of T&L Bonds. Prepaid federal income taxes included T&L Bonds of $248.8 million at December 31, 2008.

We adopted the accounting standard regarding accounting for uncertainty in income taxes on January 1, 2007. The cumulative effect of applying the provisions of this standard was a $21.2 million decrease in retained earnings. As of December 31, 2009, we have approximately $70.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. The table below details the cumulative effect of applying the provisions of this standard as of December 31, 2009.

The effect of unrecognized tax benefits on our consolidated balance sheets and results of operations is as follows:

(In thousands)	December 31, 2008	Increase	December 31, 2009
Unrecognized tax benefits	$127,198	$16,193	$143,391

Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$41,762	$28,218	$69,980

Interest and penalties accrued	$33,506	$28,360	$61,866

Interest and penalties charged to income	$—	$28,360	$28,360

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	Year Ended December 31 2009	Year Ended December 31 2008
	(In thousands)
Balance at beginning of period	$127,198	$122,348
Tax positions related to the current year:
Increases	1,238	2,212
Decreases	—	—
Tax positions related to prior years:
Increases	31,278	42,650
Decreases	(16,323)	(3,027)
Changes in judgment	—	(685)
Lapses of applicable statute of limitation	—	(36,300)

Balance at end of period	$143,391	$127,198

We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income generated from our investment in certain partnership interests. Although we believe that these tax positions are more likely than not to succeed if adjudicated in a court of last resort, measurement under this standard of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Our net unrecognized tax benefits related to prior years increased approximately $15 million. This increase was primarily related to a tax position taken by a lower-tier, minority-owned, partnership interest and the state and local tax positions described immediately above. Over the next 12 months, additional income or losses may be generated from these investments, which would require increases or decreases in our calculations of potential state and local taxes, including any penalty and interest thereon. An estimate of the taxable income or loss, the character of such income or loss and its impact to the current income taxes payable over the next 12-month period cannot be reasonably made at this time. In the event we are not successful in our defense of the tax positions taken for U.S. federal income tax purposes, and for which we have recorded unrecognized tax benefits, then such adjustments originating in NOL or NOL carryback years may serve as a reduction to our existing NOL.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. In May 2008, the IRS proposed adjustments relating to the 2000 through 2004 tax years, which would increase our tax liability by approximately $121 million for this period. We have appealed these proposed adjustments with the IRS Office of Appeals and have made a “qualified deposit” with the U.S. Department of the Treasury of approximately $85 million to avoid the accrual of the associated above-market-rate interest. In February 2010, the IRS proposed adjustments relating to the 2005 through 2007 tax years, which would increase our tax liability by approximately $6 million. We plan to appeal such proposed adjustments and we may make a “qualified deposit” as described above. Although we disagree with and are contesting with respect to the 2000 through 2004 tax years, and plan to contest with respect to the 2005 through 2007 tax years, the adjustments proposed by the IRS, and believe that our income and loss from these investments were properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the applicable periods, there can be no assurance that we will prevail in opposing the additional tax liability, interest or penalties with respect to this investment.

The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 – 2007	(1)
Significant State and Local Jurisdictions (2)	1999 – 2007

(1)	Our U.S. federal corporation income tax returns filed for calendar years 2000 through 2007 are currently being examined by the IRS. With regard to calendar years 2000 through 2004, we have agreed to extend the statute of limitations for the assessment of tax to December 31, 2010 and will continue to do so as necessary. All such statute of limitation extensions have limited the scope of the examinations to the recognition of certain tax benefits that were generated through our investment in a portfolio of residual interests in REMICs. The statute of limitation extension for the period relating to calendar year 2005 has been extended to June 30, 2010 and is not limited in scope.
(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania, Texas and New York City.

15. Statutory Information

Radian Guaranty’s and Radian Insurance’s ability to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty and Radian Insurance had negative unassigned surplus at December 31, 2009 of $374.7 million and $400.7 million, respectively, compared to $744.8 million and $429.0 million, respectively, at December 31, 2008. In addition, in the event an insurer had positive unassigned surplus as of the end of the prior fiscal year, without the prior approval of the Pennsylvania

Insurance Commissioner, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. Due to the negative unassigned surplus at the end of 2009, no dividends or other distributions can be paid from Radian Guaranty or Radian Insurance in 2010 without approval from the Pennsylvania Insurance Commissioner. Neither Radian Guaranty nor Radian Insurance paid any dividends in 2009. Radian Group contributed the outstanding capital stock of Radian Asset Assurance to Radian Guaranty in 2008, strengthening Radian Guaranty’s statutory capital.

Radian Guaranty’s statutory net loss, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2009	2008	2007
	(In millions)
Statutory net loss	$(211.8)	$(1,624.1)	$(170.4)
Statutory policyholders’ surplus	$767.6	$397.6	$55.5
Contingency reserve	$770.5	$1,210.8	$2,242.3

Radian Insurance’s statutory net income (loss), statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2009	2008	2007
	(In millions)
Statutory net income (loss)	$19.9	$(340.4)	$(289.9)
Statutory policyholders’ surplus	$135.1	$106.9	$440.2
Contingency reserve	$—	$—	$15.6

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of Illinois, its state of domicile. Under Illinois insurance laws, dividends and other distributions may only be paid out of an insurer’s positive earned surplus as of the end of the prior fiscal year. In addition, in the event it has a positive earned surplus at the end of a fiscal year, without prior approval by the Illinois Insurance Commissioner, Amerin Guaranty may pay dividends during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, Amerin Guaranty was not permitted (absent prior regulatory approval) to pay dividends in 2009 and will not be permitted to pay dividends in 2010 without prior regulatory approval.

Under Illinois insurance regulations, Amerin Guaranty is required to maintain statutory-basis capital and surplus of $1.5 million. Radian Group and Amerin Guaranty are parties to a guaranty agreement. This agreement provides that Radian Group will make sufficient funds available to Amerin Guaranty to ensure that Amerin Guaranty has a minimum of $5 million of statutory surplus every calendar quarter. Amerin Guaranty’s statutory net loss and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2009	2008	2007
	(In millions)
Statutory net loss	$(17.9)	$(37.7)	$(215.5)
Statutory policyholders’ surplus	$9.6	$21.6	$33.0

In 2009 and 2008, Radian Group contributed $5.6 million and $15.0 million, respectively, to Amerin Guaranty. At December 31, 2009, Amerin Guaranty no longer had any remaining risk in force.

Commonwealth Mortgage Assurance Company of Texas’s (“CMAC of Texas”) ability to declare dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Texas, its state of domicile. The insurance laws of the State of Texas limit the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Texas Insurance Commissioner. Under such test, the Company may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ unassigned surplus, or (ii) the preceding year-end statutory net income. In accordance with such restrictions, no dividends may be paid in 2010 without prior regulatory approval.

Under Texas insurance regulations, to be an authorized reinsurer, CMAC of Texas is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas’s statutory net loss and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2009	2008	2007
	(In millions)
Statutory net loss	$(95.9)	$(149.9)	$(88.4)
Statutory policyholders’ surplus	$93.6	$182.7	$247.8

In January 2009, Radian Group contributed $25 million to CMAC of Texas.

Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of New York, its state of domicile. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from earned surplus. Without the prior approval from the New York Superintendent of Insurance, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed on it during the preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the New York Superintendent of Insurance, or 100% of adjusted net investment income. During 2008, Radian Asset Assurance declared an ordinary dividend of $107.5 million to Radian Group, which was subsequently contributed to Radian Guaranty. In addition, Radian Group contributed its equity interest in Radian Asset Assurance to Radian Guaranty in the latter part of 2008. This restructuring provided significant regulatory capital credit to Radian Guaranty and is intended to provide cash dividends to Radian Guaranty over time. In June 2009, Radian Asset Assurance paid a dividend of $99.7 million to Radian Guaranty. The amount, if any, and timing of any future dividend may be affected by the performance of our insured portfolio, including the payment of claims, or the elimination of our insurance risk through commutations or otherwise.

RAAL’s ability to pay dividends to Radian Asset Assurance is restricted by legal provisions in the United Kingdom whereby it may only distribute by way of dividend its accumulated realized profits (not previously distributed) less accumulated realized losses, and such dividends may not be paid out of capital. At December 31, 2009, the maximum amount available for distribution was $37.5 million.

The Financial Services Authority (“FSA”) requires insurance companies to maintain a minimum level of capital, calculated with reference to gross written premiums and paid claims. This capital requirement is subject to a minimum requirement originally established by the European Union Directive, which for RAAL is currently €3.5 million (equivalent to $5.0 million as at December 31, 2009). RAAL’s equity shareholder’s funds and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2009	2008
	(In millions)
Equity shareholder’s funds	$106.2	$105.2
Statutory policyholders’ surplus	$101.2	$101.6

New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $1.4 million separately required for the other lines of insurance that it is licensed to write, our financial guaranty insurance subsidiaries are required to have an aggregate minimum policyholders’ surplus of $66.4 million. Radian Asset Assurance’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2009	2008	2007
	(In millions)
Statutory net income	$42.8	$5.4	$124.0
Statutory policyholders’ surplus	$1,059.1	$965.4	$1,137.1
Contingency reserve	$366.1	$515.0	$433.3

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

(b) In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve in the amount prescribed by legislation. Such legislation requires that, for financial guaranty policies, each insurer must establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15–20 years dependent upon the category of obligation insured. Contingency reserves may be discontinued if the total reserve established for all categories of obligations exceeds the sum of the stated percentages for such categories multiplied by the unpaid principal guaranteed. The contingency reserve may be released with regulatory approval to the extent that losses in any calendar year exceed a pre-determined percentage of earned premiums for such year, with the percentage threshold dependent upon the category of obligation insured. Such reserves may also be released, subject to regulatory approval in certain instances, upon demonstration that the reserve amount is excessive in relation to the outstanding obligations. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Also under STAT, case reserves are required to be established in the year in which a default occurs.

(c) Under STAT, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, such costs, other than those incurred in connection with the origination of derivative contracts, are deferred and amortized.

(d) STAT financial statements only include a provision for current income taxes as a component of net income. Deferred taxes, subject to certain limitations set forth in Statement of Statutory Accounting Principles (“SSAP”) 10R are recorded in the STAT balance sheets with any changes thereto recognized via a change in statutory surplus. Purchases of tax and loss bonds are accounted for as investments under STAT. GAAP financial statements provide for current and deferred income taxes in our consolidated statements of operations, and purchases of tax and loss bonds are recorded as prepaid federal income taxes in our consolidated balance sheets.

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

(g) Under STAT, the accounting standard regarding share-based payment is not applicable, with regard to the recognition and measurement of stock option issuances. Expenses related to stock options are reflected on our GAAP financial statements in accordance with this standard.

(h) Under STAT, the accounting standard regarding accounting for derivative instruments and hedging activities is not applicable, except for changes associated with known credit losses. Any derivative loss payments that are made are included in the provision for losses.

(i) Under STAT, the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities and the accounting standard regarding consolidation of variable interest entities are not applicable.

(j) Under STAT, the new guidance pertaining to the accounting standard regarding recognition and presentation of other-than-temporary impairments is not applicable.

16. Equity Compensation and Cash Performance Programs

In 2008, our stockholders approved a new equity compensation plan, the Radian Group Inc. 2008 Equity Compensation Plan (the “2008 Equity Plan”), under which we may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights (referred to as “SARs”), performance shares and phantom stock. In adopting the 2008 Equity Plan, we agreed not to issue any more shares under our prior equity plan, the 1995 Equity Compensation Plan (the “1995 Equity Plan”). We issued shares under the 2008 Equity Plan during 2009 and under both the 2008 Equity Plan and the 1995 Equity Plan (together the “Equity Plans”) during 2008. To date, all awards granted under the Equity Plans have been in the form of non-qualified stock options, restricted stock, restricted stock units, SARs and phantom stock. The Equity Plans provide that any grant of non-qualified stock options (other than incentive stock options to holders of 10% of our voting shares) must be at an option price per share equal to 100% of the market price of our common stock on the date of grant. Officers and other employees of Radian Group or its affiliates, advisors and consultants are eligible to participate in the 2008 Equity Plan. Non-employee directors are also eligible to participate in the 2008 Equity Plan (and were eligible to participate in the 1995 Equity Plan), but are not permitted to receive grants of incentive stock options. The maximum contractual term under the Equity Plans is 10 years.

The 2008 Equity Plan authorizes the issuance of up to 2,467,000 shares of our common stock, of which there are 834,219 shares remaining available for grant as of December 31, 2009 (the “share reserve”). Awards under the 2008 Equity Plan that provide for settlement solely in cash (and not common shares) do not count against the share reserve. Each grant of restricted stock, restricted stock units, phantom stock or performance share awards under the 2008 Equity Plan (other than those settled in cash) reduces the reserve available for grant under the 2008 Equity Plan by 1.14 shares for every share subject to such grant (1- 1/3 shares for grants made prior to May 13, 2009). Absent this reserve adjustment for restricted stock, restricted stock units, phantom stock or performance share awards, our shares remaining available for grant under the 2008 Equity Plan would have been 1,074,270 shares as of December 31, 2009.

If any third party were to acquire beneficial ownership of 40% or more of our outstanding common stock under the 2008 Equity Plan (20% or more of our outstanding common stock under the 1995 Equity Plan), a significant portion of the equity issued under the Equity Plans would become fully vested and transferable. Beginning in May, 2009, awards granted under the 2008 Equity Plan provide for “double trigger” vesting in the event of a change of control, meaning that awards will vest in connection with a change of control only in the event the grantee’s employment is terminated by us without cause, or the grantee terminates employment for “good reason,” in each case within 90 days before or one year after the change of control. We estimate that this would result in a pre-tax accounting charge to us of approximately $6.9 million, representing an acceleration of compensation expense. At December 31, 2009, our largest single stockholder owned approximately 11.4% of our outstanding common stock.

Non-Qualified Stock Options

We use the Black-Scholes model in determining the fair value of stock options issued to employees and directors. The fair value of the stock options granted was estimated using this model on the date of grant using the assumptions noted in the following table for options granted in that year:

	Year Ended December 31
	2009	2008	2007
Expected life (years)(1)	n/a	7.00	4.75
Risk-free interest rate (2)	n/a	3.08%	4.09%
Volatility(3)	n/a	56.06%	35.21%
Dividend yield	n/a	1.81%	0.41%

(1)	In 2008, the expected life of stock options granted was the stock option term. In 2007, as allowed under the accounting standard regarding share-based payment, the expected life of stock options granted was based on the simplified method.
(2)	The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.
(3)	Volatility determined at the date of grant using historical share price volatility and expected terms until exercised.

Each outstanding option at December 31, 2009 vests over three to four years, in most cases beginning one year after the date of grant. As long as the grantee is still employed by Radian Group or its participating affiliates or serving as a director of Radian Group, if not sooner vested by its terms, each option fully vests upon the earliest of:

•	for employees, the grantee’s early or normal retirement;

•	for non-employee directors, the grantee’s departure from the board of directors;

•	five years from the date of the grant;

•	the grantee’s death or disability; or

•	the occurrence of a change of control of Radian Group.

A grantee may pay the option price in cash or, with the consent of the Compensation and Human Resources Committee of our board of directors (the “Compensation Committee”), shares of our common stock, or by making other arrangements satisfactory to us.

For the years ended December 31, 2009, 2008 and 2007, we recorded stock-based compensation expense related to stock options of $2.8 million, $8.7 million and $9.8 million, respectively, of which $0.3 million, $1.4 million, and $3.4 million, respectively, was deferred as policy acquisition costs. The stock-based compensation expense related to stock options for the year ended December 31, 2009 caused loss before income taxes and net loss to increase by $2.5 million and $1.7 million, respectively, and both basic and diluted earnings per share to increase by $0.02 per share. The stock-based compensation expense related to stock options for the year ended December 31, 2008 caused loss before income taxes and net loss to increase by $7.3 million and $4.8 million, respectively, and both basic and diluted earnings per share to decrease by $0.06 per share. Cash provided by operating activities decreased and cash provided by financing activities for the year ended December 31, 2007 increased by $5.5 million, related to excess tax benefits from stock-based payment arrangements. There were no excess tax benefits from stock-based payment arrangements for 2008 or 2009.

We elected to apply the short-cut method in accounting for the windfall tax benefits under the accounting standard regarding share-based payment. Should future offsets to the windfall as a result of cancellations, expirations or exercise shortfalls exceed the balance of $25.7 million at December 31, 2009, the excess would be reflected in the consolidated statements of operations.

Information with regard to stock options for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2007	3,837,541	$43.97
Granted	2,027,000	19.90
Exercised	(712,838)	35.47
Forfeited	(396,356)	48.10
Expired	(148,893)	60.51

Outstanding, December 31, 2007	4,606,454	33.80

Granted	471,800	2.48
Exercised	—	—
Forfeited	(675,206)	24.76
Expired	(703,128)	41.44

Outstanding, December 31, 2008	3,699,920	30.00

Granted	—	—
Exercised	—	—
Forfeited	(132,470)	22.26
Expired	(303,188)	35.45

Outstanding, December 31, 2009	3,264,262	29.81

Exercisable, December 31, 2009	2,300,303	35.57

Available for grant, December 31, 2009	1,074,270

There were no stock options exercised in 2008 or 2009. The amount of cash received from the exercise of stock options for the year ended December 31, 2007 was approximately $25.3 million, and the related tax benefit was approximately $8.9 million. The total intrinsic value of options exercised, at the date of exercise, during the year ended December 31, 2007, was $18.9 million. The total intrinsic value of options outstanding at December 31, 2008 or 2009 was immaterial.

Upon the exercise of stock options, we generally issue shares from unissued reserved shares when the exercise price is less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.

The table below summarizes information regarding fully vested share options as of December 31, 2009, 2008 and 2007:

($ in millions, except per-share amounts)	2009	2008	2007
Number of options vested	2,300,303	1,970,771	1,788,041
Number of options non-vested	963,959	1,729,149	2,818,413
Fair value of options vested during the year	$6.7	$10.3	$11.7
Weighted-average exercise price per share	$35.57	$36.79	$40.23
Aggregate intrinsic value (excess market price over exercise price)	$—	$—	$—
Weighted-average remaining contractual term of options (in years)	3.4	4.1	5.1

The weighted average fair value per share of the stock options granted during the years ended December 31, 2008 and 2007 was $1.28 and $7.03, respectively. No stock options were granted during 2009.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.48	454,000	5.6	$2.48	—	$—
$20.34 – $27.19	1,369,975	4.3	20.78	971,740	20.95
$31.82 – $46.39	688,990	3.2	40.37	688,990	40.37
$48.39 – $56.03	751,297	2.7	53.12	639,573	52.61

	3,264,262	3.9		2,300,303

Restricted Stock

The Compensation Committee has issued grants of restricted stock under the Equity Plans. The shares underlying a grant are issued in consideration for services rendered and have a value, as determined by our board of directors, at least equal to the par value of the common stock. The fair value of restricted stock is based on the stock price at the date of grant. If a grantee’s relationship with us terminates while the shares are subject to restrictions imposed by the Compensation Committee, the restricted stock grant will terminate with respect to all shares that are subject to restrictions, and such shares must be immediately returned to us. While shares are subject to restrictions, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the shares of our common stock, except to a successor grantee in the event of the grantee’s death. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period or earlier upon a change of control of Radian Group for shares granted prior to May 13, 2009 (grants made on or after May 13, 2009 provide for “double trigger” vesting in the event of a change of control, meaning that restricted stock awards will vest in connection with a change of control only in the event the grantee’s employment is terminated by us without cause, or the grantee terminates employment for “good reason,” in each case within 90 days before or one year after the change of control) or upon a participant’s retirement, death or disability. Each share of restricted stock is granted at full value with no exercise price.

We granted 375,500 shares of restricted stock under the Equity Plans during 2009, 170,400 shares of restricted stock during 2008, and 615,970 shares of restricted stock during 2007, with each grant vesting over three or four years. Other than the restrictions discussed above, the holders of restricted stock have all the rights of a common stockholder including the right to vote the shares and the right to receive cash dividends.

The amount recorded as stock-based compensation expense related to restricted stock for the years ended December 31, 2009, 2008 and 2007 was $2.8 million, $6.3 million and $7.0 million, respectively. The amount deferred as policy acquisition costs in 2009, 2008 and 2007, was $0.4 million, $1.1 million and $3.6 million, respectively.

Changes in our restricted stock under the Equity Plans were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2009	536,220	$40.46
Granted	375,500	2.72
Vested	(18,097)	51.38
Forfeited	(44,800)	37.12

Unvested, December 31, 2009	848,823	$23.71

Phantom Stock

The Compensation Committee has granted phantom stock awards under the Equity Plans, which entitle grantees to receive shares of our common stock on a date (referred to in the Equity Plans as the conversion date) established by the Compensation Committee. The phantom stock may be subject to further vesting restrictions as the Compensation Committee determines. Unless otherwise provided in a grant letter, if a grantee’s relationship with us terminates during any period in which vesting restrictions apply, the phantom stock grant terminates as to all shares covered by the grant as to which vesting restrictions have not lapsed and such shares will be forfeited. Phantom shares granted to directors under the 1995 Equity Plan were fully vested upon grant with a conversion date upon the termination of the director’s relationship with us. Phantom shares were granted to directors in 2008 under the 2008 Equity Plan and vest three years from the date of grant (or earlier upon a director’s early or normal retirement, death or disability or upon a change of control of Radian Group) with a conversion date upon the termination of a director’s relationship with us. Each share of phantom stock is granted at full value with no exercise price. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. At December 31, 2009, there were approximately 3,811 dividend-equivalent phantom stock shares accrued that were not included in the total number of outstanding shares. The amount recorded as stock-based compensation expense related to phantom stock for the years ended December 31, 2009, 2008 and 2007 was $1.9 million, $0.7 million and $(3.4) million, respectively. The negative expense in 2007 relates to the reversal of previously recorded expense due to declines in the market price of our common stock during 2007. Our non-employee directors were awarded 417,330 shares and 17,010 shares of phantom stock in 2008 and 2007, respectively.

Changes in our phantom stock under the Equity Plans were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2009	518,441	$11.05
Granted	—	—
Vested	472,071	11.89

Unvested, December 31, 2009	46,370	$2.48

Restricted Stock Units

In 2009, the Compensation Committee awarded 423,503 restricted stock units to be settled in cash to our non-employee directors. These restricted stock units entitle our non-employee directors to a cash amount equal to the fair market value of restricted stock units that have vested on the conversion date (generally defined as a director’s termination of service with us). The restricted stock units vest in their entirety three years from the date of grant or earlier upon the director’s early or normal retirement, death or disability. In addition, vesting also may be accelerated under certain circumstances if the non-employee director has a separation from service following a change of control of Radian Group. If the non-employee director’s service with us is terminated during any period in which the vesting restrictions apply, the restricted stock unit award to such director will terminate as to all restricted stock units covered by the award for which vesting restrictions have not lapsed and such award will be forfeited. Each restricted stock unit was granted at full value with no exercise price. The award of restricted stock units does not entitle our non-employee directors to voting or dividend rights.

The amount recorded as compensation expense related to the vesting of restricted stock units for the year ended December 31, 2009 was $3.0 million.

Changes in our restricted stock units under the 2008 Equity Plan were as follows:

Number of Shares
Unvested, January 1, 2009	—
Granted	423,503
Vested	—

Unvested, December 31, 2009	423,503

SARs

In 2009, the Compensation Committee awarded cash-settled SARs under the 2008 Equity Plan, which, upon exercise, entitle grantees to receive a cash amount equal to the excess of the closing share price of Radian Group’s common stock on the date of exercise over the exercise price. The exercise price for the SARs is equal to the closing share price of Radian Group’s common stock on the grant date. The SARs have a five-year term, and they vest over a four-year period, with 50% of the SARs vesting after the third year and 50% of the SARs vesting after the fourth year. The SARs will vest earlier upon the grantee’s termination of employment as a result of grantee’s retirement, death or disability. The SARs provide for “double trigger” vesting in the event of a change of control. If a grantee’s employment is terminated by us without cause, or the grantee terminates employment for good reason, in each case within 90 days before or one year after a change of control, the SARs will become fully vested.

The costs for these awards are recognized on a straight line basis over the vesting period. The amount recorded as stock-based compensation expense related to SARs for the year ended December 31, 2009 was $1.9 million. The amount deferred as policy acquisition costs in 2009 was $0.2 million.

Changes in our SARs under the 2008 Equity Plan were as follows:

Number of Shares
Unvested, January 1, 2009	—
Granted	1,623,500
Vested	—
Forfeited	(53,500)

Unvested, December 31, 2009	1,570,000

Unrecognized Compensation Expense

As of December 31, 2009 and 2008, unrecognized compensation expense related to the unvested portion of all of our stock-based awards was approximately $6.9 million and $26.1 million, respectively. Absent a change of control under the Equity Plans, this cost is expected to be recognized over a weighted average period of approximately 0.9 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Program. In the past, we issued shares under this program pursuant to our 1997 Employee Stock Purchase Plan (the “1997 ESPP Plan”), which terminated February 11, 2009. A new employee stock purchase plan (the “2008 ESPP Plan”) was approved by our board of directors in December 2008 and was approved by our stockholders at our 2009 Annual Meeting of Stockholders. A total of 2,000,000 shares of our authorized but unissued common stock have been made available under the 2008 ESPP Plan. Under the ESPP Plans, we sold 172,192 and 245,693 shares to employees during the years ended December 31, 2009 and 2008, respectively. The amount recorded as stock-based compensation related to the ESPP Plans for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.7 million and $0.1 million, respectively.

The 2008 ESPP Plan and the 1997 ESPP Plan were designed to allow eligible employees to purchase shares of our stock at a discount of 15% off the beginning-of-period or end-of-period (each period being the first and second six calendar months in a calendar year) fair market value of our common stock, whichever is lower.

The following are assumptions used in our calculation of ESPP compensation expense during 2009:

	January 1, 2009	July 1, 2009
Expected life	6 months	6 months
Risk-free interest rate	0.56%	1.10%
Volatility	171.39%	150.21%
Dividend yield	0.18%	0.17%

Executive Long-Term Incentive Cash Plan

We have an executive long-term incentive cash program, the Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan (the “Executive LTI Plan”). Participants in the Executive LTI Plan include our executive officers, including the Chief Executive Officer, and certain other key executives.

The Executive LTI Plan is structured as a performance-based, long-term, discretionary cash plan that consists of grants of cash performance award opportunities. The Compensation Committee administers the Executive LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of the performance period, the Compensation Committee determines, at its sole discretion, the specific cash payout to each participant, which may range from a minimum of 0% of the target award to 400% of the target award, based on the Compensation Committee’s view of our overall corporate performance, the participant’s performance and the degree to which each of the performance measures has been satisfied. All payouts under the Executive LTI Plan will be made in cash in a lump sum (there is no stock awarded under the Executive LTI Plan), net of applicable withholdings.

In general, in the event that a participant’s employment with us terminates prior to the conclusion of the performance period, the award under the Executive LTI Plan is deemed forfeited and canceled. However, upon a participant’s death, disability or retirement, the participant or his or her representative may nevertheless be entitled to a payment at the end of the performance period. In addition, in the event of a change of control of Radian Group, participants may be entitled to payment under the Executive LTI Plan as discussed below.

In conjunction with adopting the Executive LTI Plan in 2008, the Compensation Committee granted an initial award to each participant under the plan, with target award opportunities ranging from approximately 45% to 300% of the participants’ base salaries. Performance over the initial three-year performance period, which began July 1, 2008 and ends June 30, 2011, will be measured based on our: (1) mortgage insurance market share; (2) mortgage insurance credit quality; (3) operating profitability; (4) expense management; and (5) capital management. In the event of a change of control at Radian Group, the 2008 award under the Executive LTI Plan will be paid to participants at 100% of the target level.

In 2009, the Compensation Committee again granted awards to each participant under the plan, with target award opportunities ranging from approximately 27% to 180% of the participants’ base salaries. Performance for 50% of the 2009 award under the Executive LTI Plan will be measured over a three-year performance period, beginning May 30, 2009 and ending May 30, 2012. Performance for the remaining 50% of each award will be measured over a four-year performance period, beginning May 30, 2009 and ending May 30, 2013. At the end of each performance period, the Compensation Committee will determine in its sole discretion the specific cash payout to each participant, which may range from 0% to 300% of the amount of the target award then under consideration, based on the Compensation Committee’s view of our overall corporate performance, the participant’s performance and the degree to which each of the following performance measures have been satisfied: (1) mortgage insurance market share, (2) capital management, (3) mortgage insurance credit quality, (4) expense management, and (5) operating profitability. The 2009 awards provide for “double trigger” vesting in the event of a change of control. If an executive’s employment is terminated by us without cause, or the executive terminates employment for “good reason,” in each case within 90 days before or one year after a change of control, the cash performance awards will become fully vested at target.

The fair value of these awards is measured at each reporting date through the settlement date and recognized as compensation expense. The amount of expense related to the Executive LTI Plan for the years ended December 31, 2009 and 2008 was $2.7 million and $1.3 million, respectively.

Officer Long-Term Incentive Cash Plan

We have a long-term incentive cash program, the Radian Group Inc. 2008 Long-Term Performance Cash Plan (the “Officer LTI Plan”). Eligibility under the Officer LTI Plan is limited to certain officers and advisors of Radian Group and our mortgage insurance subsidiaries. Participants in the Executive LTI Plan do not participate in the Officer LTI Plan.

The Officer LTI Plan is structured as a performance-based, long-term cash plan that consists of grants of cash performance award opportunities. The Compensation Committee administers the Officer LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors, which can include retention based service goals, for such awards. At the end of the performance period, the Compensation Committee determines the specific cash payout to each participant, which may range from a minimum of 0% of the target award to 400% of the target award, based on the degree to which each of the performance measures has been satisfied. All payouts will be in cash in a lump sum (there is no stock awarded under the Officer LTI Plan), net of applicable withholdings.

For 2008 grants, performance over the initial performance period, which began July 1, 2008 and ends December 31, 2010, will be based on our stock price growth (above a minimum threshold price), with a range of possible payouts corresponding to ranges of certain stock prices achieved. In 2009, the Compensation Committee again granted an award under the Officer LTI Plan. Performance for 50% of the 2009 award under the Officer LTI Plan will be measured over a three-year performance period, beginning May 30, 2009 and ending May 30, 2012. Performance for the remaining 50% of each award will be measured over a four-year performance period, beginning May 30, 2009 and ending May 30, 2013. At the end of each performance period, the Compensation Committee will determine in its sole discretion the specific cash payout to each participant, which may range from 0% to 200% of the amount of the target award then under consideration, based on the Compensation Committee’s view of our overall corporate performance and the degree to which each of the following performance measures have been satisfied: (1) mortgage insurance market share, (2) capital management, (3) mortgage insurance credit quality, (4) expense management, and (5) operating profitability.

In general, in the event that a participant’s employment with us terminates prior to the conclusion of the three-year performance period, the award under the Officer LTI Plan is deemed forfeited and canceled. However, upon a participant’s death, disability or retirement, the participant or his or her representative may nevertheless be entitled to a payment at the end of the performance period. In the event of a change of control of Radian Group, the 2008 awards under the Officer LTI plan will be paid out at 100% of the target level, while the 2009 awards provide for “double trigger” vesting in the event of a change of control. If an officer’s employment is terminated by us without cause, or the officer terminates employment for “good reason,” in each case within 90 days before or one year after a change of control, the cash performance awards will become fully vested at target.

The fair value of these awards is measured at each reporting date through the settlement date and recognized as compensation expense. The amount of expense related to the Officer LTI Plan for the years ended December 31, 2009 and 2008 was $3.0 million and $0.5 million, respectively. The amount deferred as policy acquisition costs in 2009 and 2008 for both the Officer LTI Plan and the Executive LTI Plan was $0.5 million and $0.1 million, respectively.

17. Benefit Plans

We maintained a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of our full-time employees. Effective December 31, 2006, we (1) froze all benefits accruing under the Pension Plan, and (2) suspended all forms of participation under the Pension Plan. On February 5, 2007, our board of directors approved the termination of the Pension Plan, effective June 1, 2007. On September 1, 2008, a final funding of $12.2 million was made to the plan following final determination of the plan’s benefit obligation, and the plan’s assets were distributed to its participants.

We terminated the Radian Group Inc. Supplemental Executive Retirement Plan (the “SERP”) effective December 31, 2006, and adopted a new nonqualified restoration plan (the “Benefit Restoration Plan” or “BRP”), effective January 1, 2007. The BRP is intended to provide additional retirement benefits to each of our employees who is eligible to participate in the Radian Group Inc. Savings Incentive Plan (“Savings Plan”) and whose benefits under the Savings Plan are limited by applicable IRS limits on eligible compensation.

In addition, we surrendered certain of the split-dollar life insurance policies used to finance the SERP. Each participant in the SERP received an initial balance in the BRP equal to the present value of the participant’s SERP benefit as of January 1, 2007. As of December 31, 2009, we had $7.8 million of split-dollar life insurance policies outstanding.

On November 6, 2007, the BRP was amended and restated: (1) to mandate a lump sum form of payment (rather than offering an annuity election) for participants who separate from service after 2007; (2) to delink discretionary contributions under the BRP from discretionary contributions under the Savings Plan; (3) to provide us with flexibility to waive the eligibility requirements for discretionary contributions under the BRP to allow otherwise ineligible employees, such as those involuntarily terminated during the year, to participate in such contributions; and (4) to conform the BRP to the final regulations under Section 409A of the IRC.

The assumed discount rate for each of our benefit plans is based on assumptions intended to estimate the actual termination liability of the plan. The discount rate is a composite rate used to approximate the actual termination liability comprised of lump sum payments and an annuity purchase.

The Savings Plan covers substantially all our full-time and all our part-time employees. Participants can contribute up to 25% of their base earnings as pretax contributions up to a maximum amount of $16,500. We will match at least 100% of the first 6% of base earnings contributed in any given year. Our expense for matching funds for the years ended December 31, 2009, 2008 and 2007 was $3.8 million, $4.1 million and $5.0 million, respectively.

Some of the benefits of this plan are as follows:

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

•

provide certain participants who were active in the Pension Plan with yearly cash “transition credits” (initially for up to five years, if employed by us during this time) under the Savings Plan equal to a fixed percentage of their eligible pay, calculated based on a formula that takes into account their age and years of completed vesting service as of January 1, 2007.

We provided certain healthcare and life insurance benefits to our retired employees who were hired before January 1, 1990, under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, Enhance Financial Services Group, Inc. (“EFSG”) had a plan that provided certain healthcare benefits for retired employees (the “EFSG Postretirement Medical Plan”). The expense for postretirement benefit plans for 2009 was $18,000 as compared to $17,300 for 2008, and $32,500 for 2007. We accrue the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits.

We have a voluntary deferred compensation plan for senior officers and a voluntary deferred compensation plan for our directors. The voluntary deferred compensation plans allow: (1) senior officers to defer receipt of all or a portion of their annual cash incentive award, and (2) directors to defer receipt of all or a portion of their cash compensation and/or the payment date of their equity compensation. Under the plans, a participant must make a binding written election before the year in which compensation is to be earned to defer compensation payouts for at least two full calendar years beyond the year in which such compensation would have been paid.

Participants’ accounts are distributed at the dates specified in their deferral election forms or, in certain cases, upon an earlier termination of employment or service. In addition, amounts deferred in 2004 or earlier may be withdrawn by the participant at any time, but only in an amount equal to the entire amount of such deferral, plus earnings and losses, and less a 10% early withdrawal penalty. A participant may not defer or re-defer any amounts under the plans following the participant’s early withdrawal of any amounts. Payouts with respect to early withdrawals for amounts deferred prior to 2004, and for which participants opted for the ROE Return, were calculated based on an annualization of the year-to-date return on equity as of the end of the last completed quarter prior to the early termination election.

The plans are not funded and the amounts deferred are not segregated from our general assets. Accordingly, participants in each plan are general unsecured creditors of Radian Group with respect to the amounts due under the plans. The amount recorded as deferred compensation expense for the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $(1.2) million, and $(3.3) million, respectively.

Under the accounting standard regarding employer’s accounting for the BRP and other postretirement plans, we are required to recognize net periodic cost in accumulated other comprehensive income. The following table shows the effect of this accounting standard on our consolidated balance sheets as of the periods specified:

	BRP		Postretirement Medical/ Welfare Plan
	2009	2008	2009	2008
	(In thousands)
Amounts recognized in our consolidated balance sheets consist of:
Accrued benefit liability	$(882)	$(1,000)	$(872)	$(877)
Accumulated other comprehensive (loss) income	92	27	(507)	(500)

Net amount recognized	$(790)	$(973)	$(1,379)	$(1,377)

Other liabilities	$(882)	$(1,000)	$(872)	$(877)

The following table shows the effect of the accounting standard regarding employer’s accounting for the BRP and other post retirement plans on accumulated other comprehensive loss as of December 31, for the periods specified:

	BRP
	2009	2008
	(In thousands)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (pre-tax)	$92	$27

	Postretirement Medical/ Welfare Plan
	2009	2008
	(In thousands)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial gain	$(478)	$(463)
Prior service credit	(29)	(37)

Total	$(507)	$(500)

The funded status of the Pension Plan, BRP and the Postretirement Welfare Plan for the periods stated were as follows:

	Pension Plan/BRP		Postretirement Welfare Plan
	2009	2008	2009	2008
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,000	$36,559	$877	$985
Service cost	—	—	7	8
Interest cost	52	1,248	51	53
Plan participants’ contributions	—	—	16	18
Actuarial loss (gain)	72	(1,224)	(45)	(127)
Settlements	—	(35,395)	—	—
Benefits paid	(242)	(188)	(34)	(60)

Benefit obligation at end of year	882	1,000	872	877

Change in Plan Assets
Fair value of plan assets at beginning of year	—	25,776	—	—
Actual return on plan assets	—	(2,393)	—	—
Employer contributions	242	12,200	18	42
Settlements	—	(35,395)	—	—
Plan participants’ contributions	—	—	16	18
Benefits paid	(242)	(188)	(34)	(60)

Fair value of plan assets at end of year	—	—	—	—

Underfunded status of the plan	(882)	(1,000)	(872)	(877)
Unrecognized prior service cost	92	—	(29)	(37)
Unrecognized net actuarial loss (gain) (pre-tax)	—	27	(478)	(463)

Accrued benefit cost	$(790)	$(973)	$(1,379)	$(1,377)

Any unfunded benefit obligation is included in accounts payable and accrued expenses.

The components of the Pension Plan/BRP benefit and net periodic postretirement benefit costs are as follows:

	Pension Plan/BRP			Postretirement Welfare Plan
	2009	2008	2007	2009	2008	2007
	(In thousands)
Service cost	$—	$—	$—	$6	$8	$8
Interest cost	52	1,248	1,631	51	53	58
Expected return on plan assets	—	(1,156)	(1,401)	—	—	—
Amortization of prior service cost	—	—	—	(8)	(6)	(6)
Recognized settlement loss	7	5,091	—	—	—	—
Recognized net actuarial gain	—	(3)	—	(29)	(25)	(12)

Net periodic benefit cost	$59	$5,180	$230	$20	$30	$48

The weighted average discount rates used to determine net pension and net periodic postretirement benefit obligation for the BRP and postretirement medical plan at December 31, 2009 were 6.55% and 6.25%, respectively.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid according to the following schedule:

	BRP	Postretirement Welfare Plan
	(In thousands)
2010	$61	$56
2011	—	58
2012	23	51
2013	—	52
2014	44	53
Years 2015 – 2019	970	301

Total	$1,098	$571

Contributions

We expect to contribute nominal amounts to Radian Group’s and EFSG’s other postretirement benefit plans in 2010. Due to the nature of the Postretirement Welfare Plan, no increase is assumed in our obligation due to any increases in the per-capita cost of covered healthcare benefits.

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

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company (“Deutsche Bank”), Financial Guaranty Insurance Company (“FGIC”), Ambac and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million, without giving effect to our settlements with Ambac and MBIA of an aggregate of $48 million of the approximately $77 million in total claim liability, as described below. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009, at which time the defendants filed motions to dismiss the action.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represents approximately $21 million of the approximately $77 million in total claim liability. These settlements resolved the declaratory judgment action as it pertains to Ambac and MBIA, and the arbitrations commenced by Ambac and MBIA were dismissed with prejudice. An arbitration hearing with FGIC is expected to be held in the second and third quarters of 2010.

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

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our current and former employees and directors provide voluntary testimony in this matter. We believe that the investigation generally relates to the previously proposed merger with MGIC and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

We are currently under examination by the IRS for the 2000 through 2007 tax years. See Note 14 “Income Taxes,” above for further information.

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including MBS). To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $217.7 million of remaining credit exposure.

Under change of control agreements with certain of our officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $19.2 million as of December 31, 2009. In addition, in the event of a change of control under our 2008 long term cash-based incentive plans, we would be required to pay approximately $10.9 million as of December 31, 2009.

As part of the non-investment-grade allocation component of our investment portfolio, we have committed to invest $65.0 million in alternative investments ($25.9 million of unfunded commitment at December 31, 2009) that are primarily private equity securities. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

We currently hold a 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance. This company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005, under Brazilian law, as a significant shareholder, it is possible that we could become liable for our proportionate share of the liabilities of the company (our share represents approximately $86 million as of December 31, 2009), if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. The company is currently in compliance with Brazilian minimum capital requirements although its ability to write new business may be limited.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at December 31, 2009 and 2008 were $2.5 million and $4.7 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss. During 2009, we paid losses related to remedies of approximately $11.0 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to an increase in such costs. In 2009, our provisions were approximately $0.9 million and our reserve at December 31, 2009, was $3.3 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

Following the June 2008 downgrades of our financial guaranty insurance subsidiaries, in July 2008, we initiated a plan to reduce our financial guaranty workforce. In order to maintain a portion of the workforce needed to effectively manage our existing business, we have put into place retention and severance agreements for all remaining personnel at an estimated cost of $27 million, of which $11.4 million was incurred in 2008 and $15.2 million was incurred in 2009. The remaining expense will be incurred in 2010 through 2012.

We lease office space for use in our operations. The lease agreements, which expire periodically through August 2017, contain provisions for scheduled periodic rent increases. Net rental expense in connection with these leases totaled $7.5 million in 2009, and $8.4 million in both 2008 and 2007, respectively. The commitment for non-cancelable operating leases in future years is as follows:

(In thousands)
2010	$12,499
2011	11,665
2012	11,628
2013	11,301
2014	11,385
Thereafter	16,447

$74,925

The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $24.7 million at December 31, 2009. A portion of these payments relates to subleases to our affiliates.

19. Quarterly Financial Data (Unaudited)

(In thousands, except per-share information)

	2009 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$211,215	$193,629	$209,487	$211,570	$825,901
Net investment income	56,283	53,251	54,032	50,624	214,190
Net change in fair value of derivative instruments (1)	(284,416)	272,318	(30,857)	142,913	99,958
Net gains (losses) on other financial instruments	25,070	54,384	96,508	(7,390)	168,572
Net impairment losses recognized in earnings	(824)	(46)	(3)	(8,396)	(9,269)
Provision for losses (2)	326,754	132,750	404,904	473,166	1,337,574
Provision for premium deficiency (3)	(48,184)	2,184	(31,569)	16,065	(61,504)
Policy acquisition and other operating expenses	65,556	81,602	68,227	51,419	(266,804)
Equity in net income of affiliates	10,552	5,110	7,946	9,618	33,226
Net (loss) income	(217,437)	231,875	(70,450)	(91,867)	(147,879)
Diluted net (loss) income per share (4)(5)	$(2.69)	$2.82	$(0.86)	$(1.12)	$(1.80)
Weighted average shares outstanding (4)	80,902	82,240	81,749	81,926	81,937

	2008 Quarters
	First	Second (6)	Third	Fourth	Year
Net premiums earned—insurance	$241,921	$249,137	$249,718	$231,044	$971,820
Net investment income	65,979	65,128	65,215	66,711	263,033
Net change in fair value of derivative instruments (7)	707,809	56,226	164,757	(217,879)	710,913
Net gains (losses) on other financial instruments	(40,841)	14,801	(48,602)	(19,658)	(94,300)
Net impairment losses recognized in earnings	(14,043)	(23,052)	(15,135)	(2,936)	(55,166)
Provision for losses (8)	582,711	458,879	544,915	618,835	2,205,340
Provision for premium deficiency	18,090	369,807	(252,170)	(244,512)	(108,785)
Policy acquisition and other operating expenses	79,047	139,801	101,551	71,494	391,893
Equity in net income of affiliates	12,526	15,704	15,798	15,769	59,797
Net (loss) income	195,638	(392,524)	36,699	(250,392)	(410,579)
Diluted net (loss) income per share (4)(5)	$2.44	$(4.91)	$0.46	$(3.11)	$(5.12)
Weighted average shares outstanding (4)	80,040	79,967	80,471	80,642	80,258

(1)	The change in fair value of derivative instruments for 2009 reflects the volatility in the cumulative unrealized gain attributable to the market’s perception of our non-performance risk as a result of the changes in our CDS spread during 2009.
(2)	The second quarter of 2009 reflects a decrease in the provision for losses as a result of increased levels of estimated insurance rescissions and claim denials, which resulted in a lower default to claim rate used in determining our loss reserve estimate.
(3)	The 2009 periods reflect changes in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves, terminations of second-lien transactions, as well as changes in estimates.
(4)	Diluted net (loss) income per share and average shares outstanding per the accounting standard regarding earnings per share.
(5)	Net (loss) income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net (loss) income per share for the year.
(6)	The second quarter results reflect the recognition of a first-lien PDR of $421.8 million, which was transferred to provision for losses and net premiums earned in the third and fourth quarters of 2008.

(7)	The change in fair value of derivative instruments for 2008 reflects the impact of the adoption of the accounting standard regarding fair value measurements, which incorporates the market’s perception of our non-performance risk ($2.1 billion pre-tax impact on first quarter results) in the computation of fair values.
(8)	The quarterly periods of 2008 reflect a significant increase in the provision for losses primarily driven by the deteriorating credit performance in our mortgage insurance business and credit deterioration in our financial guaranty portfolio.

20. Capital Stock

Since September 2002, our board of directors has authorized five separate repurchase programs for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. There were no shares repurchased during 2009 or 2008. At December 31, 2007, approximately 20.4 million shares were repurchased under these programs for a total cost of approximately $1.0 billion, including 0.4 million shares during 2007 at a cost of approximately $22.8 million. The board did not set an expiration date for the current program. All share repurchases made to date were funded from available working capital and were made from time to time depending on market conditions, share price and other factors.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our ESPP and may consider additional stock repurchase programs in the future.

21. Net Loss Per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding. As a result of our net loss in 2009, 2008 and 2007, 4,635,530, 4,906,738, and 4,606,454 shares, respectively, of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share because they were anti-dilutive.

22. Subsequent Events

We have evaluated all events subsequent to December 31, 2009. There were no subsequent events to report other than those discussed.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2009, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, issued by the COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of Part II of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page 268 of this report for a list of the financial statement schedules filed as part of this report.

3.	Exhibits—See “Index to Exhibits” on page 269 of this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2010.

Radian Group Inc.

By:	/s/ SANFORD A. IBRAHIM
Sanford A. Ibrahim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

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

Radian Group Inc.

Schedule I

Summary of Investments—Other Than Investments in Related Parties

December 31, 2009

Type of Investment	Amortized Cost	Fair Value	Amount at Which Included on the Balance Sheet
	(In thousands)
Fixed-Maturities:
Bonds:
U.S. government and agency securities	$25,023	$27,321	$27,321
State and municipal obligations	1,420,022	1,306,595	1,305,570
Corporate bonds and notes	99,032	98,625	98,625
RMBS	14,942	15,629	15,629
CMBS	48,511	46,195	46,195
Other ABS	18,049	19,321	19,321
Foreign government securities	57,282	58,649	58,649
Other investments	3,530	3,800	3,800

Total fixed-maturities	1,686,391	1,576,135	1,575,110
Trading securities	2,712,184	2,679,532	2,679,532
Equity securities available for sale:
Common stocks	149,652	151,603	151,603
Nonredeemable preferred stocks	23,766	24,648	24,648

Total equity securities available for sale	173,418	176,251	176,251
Short-term investments	1,401,157	1,401,157	1,401,157
Other invested assets (1)	25,739	25,739	25,739
Hybrid securities	279,910	279,406	279,406

Total investments other than investments in related parties	$6,278,799	$6,138,220	$6,137,195

(1)	Fair value represents carrying value.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31
	2009	2008
	(In thousands, except share amounts)
Assets
Investments
Fixed-maturities available for sale—at fair value (amortized cost $3,554 and $6,990)	$4,131	$8,004
Trading securities—at fair value	26,915	—
Short-term investments	103,220	52,000
Cash	1,224	2,864
Investment in subsidiaries, at equity in net assets	2,896,852	3,112,028
Debt issuance costs	1,992	2,661
Due from affiliates, net	33,359	27,507
Property and equipment, at cost (less accumulated depreciation of $44,540 and $41,879)	4,669	4,940
Other assets	16,315	16,683

Total assets	$3,088,677	$3,226,687

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$53,927	$17,694
Accrued interest payable	7,112	8,027
Long-term debt and other borrowings	698,222	857,802
Federal income taxes—current and deferred	324,422	312,454

Total liabilities	1,083,683	1,195,977

Common stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 99,989,972 and 98,223,210 shares issued in 2009 and 2008, respectively; 82,768,856 and 81,034,883 shares outstanding in 2009 and 2008, respectively	100	98
Treasury stock: at cost: 17,221,116 and 17,188,327 shares in 2009 and 2008, respectively	(889,496)	(888,057)
Additional paid-in capital	1,363,255	1,350,704
Retained earnings	1,602,143	1,766,946
Accumulated other comprehensive loss	(71,008)	(198,981)

Total common stockholders’ equity	2,004,994	2,030,710

Total liabilities and stockholders’ equity	$3,088,677	$3,226,687

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Operations

Parent Company Only

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Revenues:
Net investment income	$222	$—	$—
Net gains (losses) on other financial instruments	12,250	—	(95)
Other income	280	—	—

Total revenues	12,752	—	(95)

Expenses:
Write-off of receivable from affiliate	—	—	54,464

Total expenses	—	—	54,464

Income (loss) before income taxes	12,752	—	(54,559)
Provision (benefit) for income taxes	7,563	(518)	(20,481)
Equity in net loss of affiliates	(153,068)	(411,097)	(1,256,221)

Net loss	$(147,879)	$(410,579)	$(1,290,299)

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(147,879)	$(410,579)	$(1,290,299)
Adjustments to reconcile net loss to net cash provided by operating activities
Net (gains) losses on other financial instruments	(280)	—	95
Gain on the repurchase of long-term debt	(11,970)	—	—
Loss on impairment of receivables	—	—	54,464
Equity in undistributed net loss of subsidiaries	258,483	398,389	1,273,855
Increase (decrease) in federal income taxes	11,968	364,286	(48,761)
Distributions from subsidiaries and affiliates	74,369	61,497	150,885
Change in other assets	6,940	5,055	46,068
Change in accounts payable and other liabilities	8,403	(17,481)	(12,273)

Net cash provided by operating activities	200,034	401,167	174,034

Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	3,924	—	—
(Purchases) sales of short term investments, net	(51,159)	53,088	(100,433)
Purchases of property and equipment, net	(2,390)	1,116	(2,053)
Capital contributions	(5,600)	(372,753)	(210,350)
Issuance of demand note receivable from affiliate	—	—	(50,000)

Net cash used in investing activities	(55,225)	(318,549)	(362,836)

Cash flows from financing activities:
Dividends paid	(827)	(3,666)	(6,430)
Purchase of treasury stock	—	—	(22,822)
Issuance of long-term debt and other borrowings	—	—	200,000
Paydown of other borrowings	(100,000)	(100,000)	—
Redemption of long-term debt	(45,622)	—	—
Proceeds from termination of interest-rate swap	—	12,800	—
Proceeds from issuance of common stock	—	—	25,280

Net cash (used in) provided by financing activities	(146,449)	(90,866)	196,028

(Decrease) increase in cash	(1,640)	(8,248)	7,226
Cash, beginning of year	2,864	11,112	3,886

Cash, end of year	$1,224	$2,864	$11,112

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

Note B

Included in our short-term investment balance at December 31, 2009 is $36.0 million which represents cash balances required to be segregated to support estimated tax payments to Radian Asset Assurance Inc. (“Radian Asset Assurance”), and as such is restricted.

Note C

The Parent Company provides certain services to its subsidiaries. The Parent Company charges back to its subsidiaries, based on calculated GAAP capital or percentage of time, certain amounts it incurs principally in the capacity of supporting those subsidiaries. All operating expenses and interest expense have been allocated to the subsidiaries for 2009, 2008, and 2007. In 2008 and 2007, investment income and other income was also allocated to its subsidiaries. Investment income allocated to subsidiaries for 2008 and 2007 was $2.4 million and $4.3 million, respectively. Operating expenses and interest expense charged to subsidiaries for 2009, 2008 and 2007, were $115.8 million, $138.4 million and $108.5 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up, except for the amounts charged to subsidiaries outside the U.S. for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company and reducing dividends to the Parent Company. Parent Company debt principal payments are funded by dividends from subsidiaries, as needed. No such principal payments are scheduled for 2010.

Note D

During the second quarter of 2008, the Parent Company received a non-cash ordinary dividend of $107.5 million, primarily in securities, from Enhance Financial Services Group Inc. (“EFSG”), subsequent to EFSG’s receipt of a similar dividend from its subsidiary Radian Asset Assurance. The Parent Company then contributed the securities to Radian Guaranty Inc. (“Radian Guaranty”).

During the third quarter of 2008, the Parent Company received a non-cash special dividend of $934.6 million from EFSG comprised entirely of its investment in the common stock of Radian Asset Assurance. The Parent Company then contributed the common stock of Radian Asset Assurance to Radian Guaranty.

During 2009, 2008 and 2007, the Parent Company received $74.4 million, $61.5 million and $150.9 million of dividends, respectively, from subsidiaries. In 2007 the investment in Sherman of $104 million was transferred to the Parent Company in a non-cash exchange.

In October 2009, the Parent Company satisfied its obligation to pay approximately $98 million to Radian Guaranty by transferring its ownership interest in Sherman to Radian Guaranty, which required no cash payment.

Note E

Trading securities at December 31, 2009 is comprised of $26.9 million of Committed Preferred Securities (“CPS”). In November 2009, the Parent Company commenced three separate tender offers to purchase these CPS issued by each of three custodial trusts. On December 30, 2009, the Parent Company successfully completed tender offers to purchase the CPS issued by two of the three custodial trusts. In the tender, the Parent Company purchased $32.9 million and $44.0 million, respectively, of the $50.0 million face amount of the CPS issued by each of these two custodial trusts. The Parent Company purchased the CPS at a purchase price equal to 35% of the face amount of such CPS.

Note F

The maturities of our long-term debt in future years is as follows:

(In thousands)
2010	$—
2011	192,137
2012	—
2013	256,357
2014	—
Thereafter	249,728

$698,222

Radian Group Inc.

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2009, 2008 and 2007

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
	(In thousands)
2009	$919,778	$139,626	$45,749	$825,901	5.54%

2008	$1,029,891	$155,423	$97,352	$971,820	10.02%

2007	$984,636	$145,632	$73,277	$912,281	8.03%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Securities Purchase Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation and Sherman Capital, L.L.C. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004, and filed on May 12, 2004)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Radian Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2008, and filed on May 29, 2008)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 9, 2009 and filed on October 13, 2009)

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(ii) to the Registrant’s Current Report on Form 8-K dated November 12, 2008, and filed on November 18, 2008)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 1999)

4.2	Indenture dated May 29, 2001, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (file no. 333-52762) filed on July 19, 2001)

4.3	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.2)

4.4	Indenture dated as of February 14, 2003, between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2003)

4.5	Form of 5.625% Senior Notes Due 2013 (included within Exhibit 4.4)

4.6	Registration Rights Agreement dated February 14, 2003, among the Registrant, Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2003)

4.7	Senior Indenture dated as of June 7, 2005, between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

4.8	Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

4.9	Amended and Restated Tax Benefit Preservation Plan, dated as of February 12, 2010, between Radian Group Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 12, 2010 and filed on February 17, 2010)

Exhibit Number	Exhibit
+10.1	Change of Control Agreement between the Registrant and C. Robert Quint, dated January 25, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2001)

*+10.2	Amendment to Change of Control Agreement—Section 409A between the Registrant and C. Robert Quint dated December 8, 2008

+10.3	Change of Control Agreement between the Registrant and Teresa A. Bryce, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2005 and filed on December 16, 2005)

*+10.4	Amendment to Change of Control Agreement—Section 409A between the Registrant and Teresa A. Bryce, dated December 8, 2008

+10.5	Form of Severance Agreement between the Registrant and Edward J. Hoffman dated September 12, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.6	Severance Agreement between the Registrant and H. Scott Theobald dated January 16, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009)

+10.7	Severance Agreement between the Registrant and Lawrence DelGatto dated August 8, 2008 (incorporated by reference to exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.8	Form Addendum to Severance Agreements between the Registrant and Lawrence C. DelGatto (dated April 8, 2009), Edward J. Hoffman (dated March 30, 2009) and H. Scott Theobald (dated April 1, 2009) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009)

+10.9	Severance and Change of Control Agreement between the Registrant and Richard I. Altman dated January 23, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.10	Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2008 and filed on May 9, 2008)

*+10.11	Amendments to Restricted Stock and Stock Option Grants between the Registrant and Sanford A. Ibrahim, dated as of February 10, 2010

*+10.12	Employment Agreement between the Registrant and Robert Griffith, dated as of February 11, 2010

+10.13	Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007)

+10.14	Amendment No. 1 to the Radian Group Inc. Amended and Restated Benefit Restoration Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

+10.15	Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

*+10.16	Amendment No. 1 to the Radian Group Inc. Savings Incentive Plan

Exhibit Number	Exhibit
+10.17	Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 18, 2006).

+10.18	Amendment to Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.19	Amendment No. 2 to Radian Group Inc. 1995 Equity Compensation Plan, dated November 6, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

+10.20	Form of Stock Option Grant Letter under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

+10.21	Form of Restricted Stock Award Agreement for awards granted before February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

+10.22	Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.23	Form of Phantom Stock Agreement for Non-Employee Directors under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

*+10.24	Radian Group Inc. Amended and Restated 2008 Equity Compensation Plan

*+10.25	Stock Appreciation Right Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim

*+10.26	Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim

*+10.27	Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 16, 2009, between the Registrant and Sanford A. Ibrahim

+10.28	Form of Stock Option Grant Letter under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.29	Form of Restricted Stock Award Agreement under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.30	Form of Phantom Stock Agreement for Non-Employee Directors under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.31	Amendment to Form of 2008 Phantom Stock Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.32	Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

Exhibit Number	Exhibit
+10.33	Form of 2009 Stock Appreciation Right Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

*+10.34	Form of Restricted Stock Unit Award Agreement for Employees under the 2008 Equity Compensation Plan

+10.35	Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.36	Radian Group Inc. Amended and Restated 2008 Executive Long-Term Incentive Cash Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.37	Form of 2008 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.38	Form of 2009 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.39	Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K (file no 1-11356) dated February 8, 2005, and filed on February 14, 2005)

*+10.40	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors

+10.41	Amended and Restated Radian Voluntary Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 12, 2009 and filed on November 18, 2009)

+10.42	Radian Group Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-156279) filed on December 18, 2008)

+10.43	Radian Group Inc. STI/MTI Incentive Plan for Executive Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 12, 2009 and filed on November 18, 2009)

+10.44	Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.45	Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (file 1-10967) for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.46	Amendment to Enhance Reinsurance Company Supplemental Pension Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2008)

+10.47	Certain Compensation Arrangements with Directors (Effective May, 2008) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)

Exhibit Number	Exhibit
10.48	Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.49	Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file 1-11356) for the year ended December 31, 2002)

10.50	Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc, Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.51	Form Amendment to Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc. Radian Insurance Inc., Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2009)

10.52	Radian Group Inc. Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated January 1, 2002, including Addendums 1 through 6 dated between January 1, 2002 and July 10, 2008 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-16 for the year ended December 31, 2008)

10.53	Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Registrant, Radian Asset Securities Inc., Radian Asset Assurance, Inc., Lehman Brothers Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (file 1-11356) dated and filed on September 11, 2003)

10.54	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (file no 1-11356) dated and filed on September 11, 2003)

10.55	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (file no 1-11356) dated and filed on September 11, 2003)

10.56	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (file no 1-11356) dated and filed on September 11, 2003)

10.57	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (file no 1-11356) dated and filed on September 11, 2003)

10.58	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K (file no 1-11356) dated and filed on September 11, 2003)

10.59	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K (file no 1-11356) dated and filed on September 11, 2003)

Exhibit Number	Exhibit
10.60	Commutation and Release Agreement dated July 20, 2009, and effective as of July 1, 2009, by and among Ambac Assurance Corporation, Ambac Assurance UK Limited and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 20, 2009 and filed on July 21, 2009)

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31	Rule 13a-14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.