Form 10-Q
period 2010-03-31
RADIAN GROUP INC
filed 2010-05-04
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,985,829 shares of common stock, $0.001 par value per share, outstanding on April 30, 2010.

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

•	catastrophic events or further economic changes in geographic regions where our mortgage insurance or financial guaranty insurance is more concentrated;

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

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•	reduced opportunities for loss mitigation in markets where housing values do not appreciate or continue to decline;

•	the negative impact our increased levels of insurance rescissions and claim denials may have on our relationships with customers, including the heightened risk of potential disputes and litigation;

•	the concentration of our mortgage insurance business among a relatively small number of large customers;

•	disruption in the servicing of mortgages covered by our insurance policies;

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

•

heightened competition for our mortgage insurance business from others such as the Federal Housing Administration and the Veterans’ Administration or other private mortgage insurers (in particular those that have been assigned higher ratings from the major rating agencies or new entrants to the industry);

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

•

the application of existing federal or state consumer, lending, insurance, tax, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the outcome of existing, or the possibility of additional, lawsuits or investigations, and (ii) legislative and regulatory changes (a) affecting demand for private mortgage insurance, (b) limiting or restricting our use of (or requirements for) additional capital and the products we may offer, or (c) affecting the form in which we execute credit protection or affecting our existing financial guaranty portfolio;

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

•

volatility in our earnings caused by changes in the fair value of our derivative instruments and our need to reevaluate the possibility of a premium deficiency in our mortgage insurance business on a quarterly basis;

•	changes in accounting guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board; and

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part II of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands)	March 31 2010	December 31 2009
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $18,033 and $20,308)	$17,079	$19,283
Fixed maturities available for sale—at fair value (amortized cost $1,643,395 and $1,667,108)	1,548,622	1,555,827
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $89,390 and $0)	2,878,992	2,679,532
Equity securities available for sale—at fair value (cost $168,335 and $173,418)	181,011	176,251
Hybrid securities—at fair value	372,999	279,406
Short-term investments (including VIE investments of $99,963 and $99,918)	975,089	1,401,157
Other invested assets—at cost	28,493	25,739

Total investments	6,002,285	6,137,195
Cash (including restricted cash of $34,208 and $35,607)	68,103	77,181
Investment in affiliates	127,535	121,480
Deferred policy acquisition costs	156,931	160,281
Accrued investment income	46,524	38,151
Accounts and notes receivable (less allowance of $88,085 and $77,476)	144,502	173,331
Property and equipment, at cost (less accumulated depreciation of $90,447 and $89,062)	15,049	16,197
Derivative assets (including VIE derivative assets of $11,697 and $12,182)	66,766	68,534
Deferred income taxes, net	621,590	440,948
Reinsurance recoverables	606,089	628,572
Other assets (including VIE assets of $121,035 and $0)	375,952	214,436

Total assets	$8,231,326	$8,076,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$780,561	$823,621
Reserve for losses and loss adjustment expenses (“LAE”)	3,735,824	3,578,982
Reserve for premium deficiency	24,126	25,357
Long-term debt	665,863	698,222
VIE debt—at fair value (including $17,303 and $18,493 of non-recourse debt)	596,061	296,080
Derivative liabilities (including VIE derivative liabilities of $17,369 and $0)	234,504	238,697
Accounts payable and accrued expenses (including VIE accounts payable of $567 and $0)	482,026	410,353

Total liabilities	6,518,965	6,071,312

Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 100,213,764 and 99,989,972 shares issued at March 31, 2010 and December 31, 2009, respectively; 82,915,064 and 82,768,856 shares outstanding at March 31, 2010 and December 31, 2009, respectively	100	100
Treasury stock, at cost: 17,298,700 and 17,221,116 shares at March 31, 2010 and December 31, 2009, respectively	(890,245)	(889,496)
Additional paid-in capital	1,367,599	1,363,255
Retained earnings	1,291,583	1,602,143
Accumulated other comprehensive loss	(56,676)	(71,008)

Total stockholders’ equity	1,712,361	2,004,994

Total liabilities and stockholders’ equity	$8,231,326	$8,076,306

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per-share amounts)	Three Months Ended March 31
	2010	2009
Revenues:
Premiums written—insurance:
Direct	$184,278	$198,369
Assumed	(1,248)	(4,929)
Ceded	(27,529)	(36,684)

Net premiums written	155,501	156,756
Decrease in unearned premiums	42,767	54,459

Net premiums earned—insurance	198,268	211,215
Net investment income	45,358	56,283
Change in fair value of derivative instruments	(77,954)	(284,416)
Net (losses) gains on other financial instruments	(43,616)	25,070
Total other-than-temporary impairment (“OTTI”) losses	(18)	(824)
Losses recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized in earnings	(18)	(824)
Other income	5,775	4,132

Total revenues	127,813	11,460

Expenses:
Provision for losses	543,880	326,754
Provision for premium deficiency	(1,231)	(48,184)
Policy acquisition costs	14,868	13,954
Other operating expenses	65,056	51,602
Interest expense	10,804	12,299

Total expenses	633,377	356,425

Equity in net income of affiliates	8,098	10,552

Pretax loss	(497,466)	(334,413)
Income tax benefit	(187,111)	(116,976)

Net loss	$(310,355)	$(217,437)

Basic net loss per share	$(3.77)	$(2.69)

Diluted net loss per share	$(3.77)	$(2.69)

Weighted-average number of common shares outstanding—basic	82,341	80,902

Weighted-average number of common and common equivalent shares outstanding—diluted	82,341	80,902

Dividends per share	$0.0025	$0.0025

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
					Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other
BALANCE prior to implementation effects JANUARY 1, 2009	$98	$(888,057)	$1,350,704	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710
Cumulative effect of adoption of Accounting for Financial Guaranty Contracts (see Note 1), net of tax	—	—	—	(37,587)	—	—	—	(37,587)

BALANCE, JANUARY 1, 2009, as adjusted	98	(888,057)	1,350,704	1,729,359	13,966	(196,480)	(16,467)	1,993,123
Comprehensive loss:
Net loss	—	—	—	(217,437)	—	—	—	(217,437)
Unrealized foreign currency translation adjustment, net of tax benefit of $2,117	—	—	—	—	(3,931)	—	—	(3,931)
Unrealized holding gains arising during the period, net of tax of $18,639	—	—	—	—	—	34,616	—	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $3,942	—	—	—	—	—	(7,321)	—	—

Net unrealized gain on investments, net of tax of $14,697	—	—	—	—	—	27,295	—	27,295

Comprehensive loss	—	—	—	—	—	—	—	(194,073)
Repurchases of common stock under incentive plans	—	(450)	450	—	—	—	—	—
Issuance of stock under benefit plans	1	(1)	1,045	—	—	—	—	1,045
Amortization of restricted stock	—	—	422	—	—	—	—	422
Stock-based compensation expense	—	—	592	—	—	—	—	592
Dividends declared	—	—	—	(203)	—	—	—	(203)

BALANCE, MARCH 31, 2009	$99	$(888,508)	$1,353,213	$1,511,719	$10,035	$(169,185)	$(16,467)	$1,800,906

BALANCE, JANUARY 1, 2010	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994
Comprehensive loss:
Net loss	—	—	—	(310,355)	—	—	—	(310,355)
Unrealized foreign currency translation adjustment, net of tax of $1,512	—	—	—	—	(2,006)	—	—	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $240	—	—	—	—	(447)	—	—	—

Net foreign currency translation adjustment, net of tax of $1,272	—	—	—	—	(2,453)	—	—	(2,453)
Unrealized holding gains arising during the period, net of tax of $9,077	—	—	—	—	—	16,857	—	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $39	—	—	—	—	—	(72)	—	—

Net unrealized gain on investments, net of tax of $9,038	—	—	—	—	—	16,785	—	16,785

Comprehensive loss	—	—	—	—	—	—	—	(296,023)
Repurchases of common stock under incentive plans	—	(749)	108	—	—	—	—	(641)
Issuance of common stock under benefit plans	—	—	1,155	—	—	—	—	1,155
Amortization of restricted stock	—	—	1,624	—	—	—	—	1,624
Stock-based compensation expense	—	—	1,457	—	—	—	—	1,457
Dividends declared	—	—	—	(205)	—	—	—	(205)

BALANCE, MARCH 31, 2010	$100	$(890,245)	$1,367,599	$1,291,583	$15,832	$(56,017)	$(16,491)	$1,712,361

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31
	2010	2009
Cash flows (used in) provided by operating activities	$(287,011)	$27,104

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	6,555	267,834
Proceeds from sales of equity securities available for sale	5,353	221
Proceeds from sales of hybrid securities	12,592	39,620
Proceeds from sales of trading securities	216,757	—
Proceeds from redemptions of hybrid securities	—	9,304
Proceeds from redemptions of fixed-maturity investments available for sale	12,799	77,915
Proceeds from redemptions of fixed-maturity investments held to maturity	2,320	5,005
Purchases of fixed-maturity investments available for sale	—	(32,199)
Purchases of trading securities	(271,879)	—
Purchases of equity securities available for sale	—	(2,710)
Purchases of hybrid securities	(99,271)	(58,790)
Sales (purchases) of short-term investments, net	425,848	(334,592)
Purchases of other invested assets, net	(2,684)	(816)
Purchases of property and equipment, net	(296)	(814)

Net cash provided by (used in) investing activities	308,094	(30,022)

Cash flows from financing activities:
Dividends paid	(205)	(203)
Redemption of long-term debt	(29,348)	—

Net cash used in financing activities	(29,553)	(203)

Effect of exchange rate changes on cash	(608)	1,517
Decrease in cash	(9,078)	(1,604)
Cash, beginning of period	77,181	79,048

Cash, end of period	$68,103	$77,444

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$1,453	$(226,128)

Interest paid	$7,414	$8,382

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$11,867	$1,055

Consolidated VIE debt	$299,981	$46,471

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

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Our future performance and financial condition is subject to significant risks and uncertainties, including but not limited to, the following:

•

Potential adverse effects on us of continued deterioration in the housing and related credit markets and economic instability, which could increase our incurred losses beyond existing reserves (See Notes 8, 9 and 10).

•

Potential adverse effects if the capital and liquidity levels of Radian Group or our regulated subsidiaries’ statutory capital levels are deemed inadequate to support current business operations and strategies. Radian Guaranty’s statutory policyholders’ surplus and contingency reserves declined from $1.5 billion at December 31, 2009 to $1.3 billion at March 31, 2010. As a result of losses generated in the first quarter of 2010, and in order to maintain the minimum surplus requirements for two subsidiaries that reinsure risk from Radian Guaranty, Radian Group and Radian Guaranty contributed $56 million and $30 million, respectively, of capital to these subsidiaries.

•

Potential adverse effects if Radian Guaranty’s regulatory risk-to-capital ratio was to increase above 25 to 1, including the possibility that regulators may limit or cause Radian Guaranty to cease underwriting new mortgage insurance risk, which in the event we are unable to then continue writing new first-lien mortgage insurance business through Amerin Guaranty, will significantly impair our franchise value and reduce our cash flow associated with new business while we continue to honor and settle all valid claims and related expenses. At March 31, 2010 this ratio was 16.9 to 1.

•

Potential adverse effects if Radian Guaranty were to lose its GSE eligibility status, which could occur at any time at the discretion of the GSEs. Loss of GSE eligibility would likely result in a significant

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

curtailment of our ability to write new mortgage insurance business, which would significantly impair our franchise value and limit our cash flow arising from new business while we continue to honor and settle all valid claims and related expenses.

•

Potential adverse effects on Radian Group liquidity if regulators limit, disallow or terminate our expense allocation agreements among Radian Group and its subsidiaries. In the first quarter of 2010, Radian Group received $37.0 million in reimbursements from its subsidiaries under these agreements.

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

Basic net income per share is based on the weighted-average number of common shares outstanding, while diluted net income per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. As a result of our net loss for the three months ended March 31, 2010 and 2009, 4,278,010 and 4,600,512 shares, respectively, of our common stock equivalents issued under our stock-based compensations plans were not included in the calculation of diluted net loss per share because they were anti-dilutive.

Effective January 1, 2010, we adopted the update to the accounting standard regarding accounting for transfers of financial assets. This update is intended to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this update removes the concept of a qualified special purpose entity (“QSPE”) from the accounting standard related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from applying the accounting standard related to the consolidation of VIEs. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. See Note 5 for further information regarding this standard and its financial statement impact.

Effective January 1, 2010, we adopted the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. See Note 5 for further information regarding this standard and its financial statement impact.

Effective January 1, 2010, we adopted the update to the accounting standard regarding fair value measurements and disclosures. This update requires new disclosures regarding significant transfers in and out of Level I and Level II fair value measurements. Additional disclosures regarding the reconciliation of Level III fair value measurements are not required until 2011.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

2. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business has different characteristics and strategies. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the periods indicated, are as follows:

(In thousands)	March 31, 2010
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
Net premiums written—insurance	$157,032	$(1,531)	$—	$155,501

Net premiums earned—insurance	$177,339	$20,929	$—	$198,268
Net investment income	26,359	18,999	—	45,358
Change in fair value of derivative instruments	277	(78,231)	—	(77,954)
Net losses on other financial instruments	(1,419)	(42,197)	—	(43,616)
Net impairment losses recognized in earnings	(18)	—	—	(18)
Other income	1,799	3,913	63	5,775

Total revenues	204,337	(76,587)	63	127,813

Provision for losses	529,091	14,789	—	543,880
Provision for premium deficiency	(1,231)	—	—	(1,231)
Policy acquisition costs	10,504	4,364	—	14,868
Other operating expenses	46,233	18,673	150	65,056
Interest expense	2,120	8,684	—	10,804

Total expenses	586,717	46,510	150	633,377

Equity in net income of affiliates	—	78	8,020	8,098

Pretax (loss) income	(382,380)	(123,019)	7,933	(497,466)
Income tax (benefit) provision	(145,847)	(44,041)	2,777	(187,111)

Net (loss) income	$(236,533)	$(78,978)	$5,156	$(310,355)

Cash and investments	$3,546,637	$2,523,751	$—	$6,070,388
Deferred policy acquisition costs	36,762	120,169	—	156,931
Total assets	4,942,261	3,161,663	127,402	8,231,326
Unearned premiums	219,753	560,808	—	780,561
Reserve for losses and LAE	3,597,035	138,789	—	3,735,824
Derivative liabilities	—	234,504	—	234,504

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands)	March 31, 2009
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
Net premiums written—insurance	$161,959	$(5,203)	$—	$156,756

Net premiums earned—insurance	$177,883	$33,332	$—	$211,215
Net investment income	31,345	24,938	—	56,283
Change in fair value of derivative instruments	(28,576)	(255,840)	—	(284,416)
Net gains on other financial instruments	13,077	11,993	—	25,070
Net impairment losses recognized in earnings	(801)	(23)	—	(824)
Other income	3,818	153	161	4,132

Total revenues	196,746	(185,447)	161	11,460

Provision for losses	321,684	5,070	—	326,754
Provision for premium deficiency	(48,184)	—	—	(48,184)
Policy acquisition costs	5,739	8,215	—	13,954
Other operating expenses	35,694	15,833	75	51,602
Interest expense	5,694	6,605	—	12,299

Total expenses	320,627	35,723	75	356,425

Equity in net income of affiliates	—	—	10,552	10,552

Pretax (loss) income	(123,881)	(221,170)	10,638	(334,413)
Income tax (benefit) provision	(35,084)	(85,770)	3,878	(116,976)

Net (loss) income	$(88,797)	$(135,400)	$6,760	$(217,437)

Cash and investments	$4,141,601	$2,356,614	$—	$6,498,215
Deferred policy acquisition costs	26,391	195,878	—	222,269
Total assets	5,241,881	3,344,269	117,460	8,703,610
Unearned premiums	319,785	832,767	—	1,152,552
Reserve for losses and LAE	3,116,553	216,089	—	3,332,642
Derivative liabilities	127,472	614,166	—	741,638

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

Balance Sheets (In millions)	March 31 2010	December 31 2009
Derivative assets:
Financial Guaranty credit derivative assets	$24.3	$23.8
Net interest margin securities (“NIMS”) assets	11.7	12.2
Put options on Money Market committed preferred custodial trust securities (“CPS”)	30.8	32.5

Total derivative assets	66.8	68.5

Derivative liabilities:
Financial Guaranty credit derivative liabilities	217.1	238.7
Financial Guaranty VIE derivative liabilities	17.4	—

Total derivative liabilities	234.5	238.7

Total derivative liabilities, net	$(167.7)	$(170.2)

Amounts set forth in the table above represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. The notional value of our derivative contracts at March 31, 2010 and December 31, 2009 was $44.6 billion and $46.1 billion, respectively.

The components of the (loss) gain included in change in fair value of derivative instruments are as follows:

Statements of Operations (In millions)	Three Months Ended March 31
	2010	2009
Net premiums earned—derivatives	$12.1	$14.7
Financial Guaranty credit derivatives	(84.1)	(267.8)
Financial Guaranty VIE derivative liabilities	(3.2)	—
NIMS	(0.2)	(4.3)
Mortgage Insurance domestic and international credit default swaps (“CDS”)	—	(21.4)
Put options on CPS	(2.1)	(0.9)
Other	(0.5)	(4.7)

Change in fair value of derivative instruments	$(78.0)	$(284.4)

The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying asset-backed securities (“ABS”). Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. We also incorporate our own non-performance risk into our fair valuation methodology. Changes in our fair value estimates may also result in significant volatility in our financial position or results of operations for future periods.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows selected information about our derivative contracts:

Product	March 31, 2010
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
	($ in millions)
Put options on CPS	1	$50.0	$30.8
NIMS related (1)	—	—	11.7
Corporate collateralized debt obligations (“CDOs”)	92	35,956.6	(17.7)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	20	2,184.3	(113.5)
CDO of commercial mortgage-backed securities (“CMBS”)	4	1,831.0	(35.9)
Other:
Structured finance	11	1,140.3	(6.5)
Public finance	28	1,747.0	(7.0)

Total Non-Corporate CDOs and other derivative transactions	63	6,902.6	(162.9)

Assumed financial guaranty credit derivatives:
Structured finance	289	1,248.4	(8.2)
Public finance	16	370.6	(4.0)

Total Assumed	305	1,619.0	(12.2)
Financial Guaranty VIE derivative liabilities (2)	—	—	(17.4)
Mortgage Insurance international CDS	1	120.2	—

Grand Total	462	$44,648.4	$(167.7)

(1)	NIMS related derivative assets represent assets associated with the consolidation of NIMS VIEs and does not represent additional exposure.
(2)	Financial Guaranty VIE interest rate swap associated with the consolidation of the CDO of ABS transaction, which was consolidated effective January 1, 2010. The notional amount of the interest rate swap does not represent additional par exposure and therefore is not presented in this table. See Note 5 for information on our maximum exposure to loss from the consolidated CDO of ABS transaction.

The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities and VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets. The five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread actually used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

	March 31 2010	December 31 2009	March 31 2009	January 1 2009
Radian Group five-year CDS spread	983	1,530	2,052	2,466
(in basis points)

Product ($ in millions)	Cumulative Unrealized Gain at March 31, 2010	Cumulative Unrealized Gain at December 31, 2009
Corporate CDOs	$531.4	$629.0
Non-Corporate CDO-related (1)	1,495.1	1,730.9
NIMS-related and other (2)	60.7	108.7

Total	$2,087.2	$2,468.6

(1)	Includes derivative liabilities and VIE debt. Effective January 1, 2010, one transaction previously reported as a derivative liability was consolidated and is now reported as VIE debt.
(2)	Includes NIMS VIE debt, NIMS derivative assets and mortgage insurance CDS.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The unrealized gain attributable to the market’s perception of our non-performance risk decreased by $381.4 million during the first quarter of 2010, as presented in the table above. This decrease was primarily the result of the tightening of our CDS spreads.

4. Fair Value of Financial Instruments

We record fair value under the accounting standard regarding fair value measurements, which requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with this standard. Effective January 1, 2010, we adopted the update to the accounting standard regarding fair value measurements and disclosures. This update requires new disclosures regarding significant transfers in and out of Level I and Level II fair value measurements. Additional disclosures regarding the reconciliation of Level III fair value measurements are not required until 2011.

When determining the fair value of our liabilities, we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. As our CDS spread tightens or widens, the fair value of our liabilities increases or decreases, respectively.

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

Level II—Quoted prices or valuations in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level III—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2010, our total Level III assets were approximately 5.0% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Trading securities, hybrid securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value. All derivative instruments and contracts are recognized on our condensed consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, hybrid securities, VIE debt, derivative instruments and certain other assets are included in the statements of operations.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following are descriptions of our valuation methodologies for financial assets and liabilities measured at fair value.

Investments

United States (“U.S.”) government and agency securities—The fair value of U.S. government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation. U.S. government and agency securities are categorized in Level II of the fair value hierarchy.

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

CDO—These securities are categorized in Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.

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

Derivative Instruments and Related VIE Assets/Liabilities

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We make an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of the fair value of our derivative liabilities. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS and Consolidated CPS VIE debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts. At March 31, 2010, after consolidation, we have a remaining fair value of $30.8 million related to the put options on CPS included in derivative assets for the one trust that is not consolidated and $6.6 million of VIE debt related to the consolidated trusts. The put options on CPS and the consolidated CPS VIE debt are categorized in Level III of the fair value hierarchy. See Note 5 for further information regarding our put options on CPS.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE debt

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives, NIMS derivative assets, or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives, NIMS derivative assets and NIMS VIE debt are all categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS VIEs, the fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally-generated valuation model.

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $292.1 million as of March 31, 2010, which is our best estimate of settlement value at that date and represents 100% of our total risk in force. The recorded fair value of our total net liabilities related to NIMS as of March 31, 2010 was $256.7 million, of which $11.7 million relates to derivative assets and $268.4 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

amount that is $35.4 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 86.6% of the aggregate net par outstanding of our corporate CDO transactions (as of March 31, 2010) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS, and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS (such as credit card securities), and (iii) project finance transactions. The fair value of our non-corporate CDO and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

TruPs CDOs—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks and insurance companies, as well as real estate investment trusts and other financial institutions, whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. Beginning in the third quarter of 2009, we began to use a discounted cash flow valuation approach to determine fair value for these transactions. As a result of significant credit deterioration during this reporting period, we determined that the market spreads utilized in prior periods were no longer a relevant key assumption in determining fair value of these transactions. We utilize a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default remains outstanding as of the CDS termination date (the “Conditional Liquidity Claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Conditional Liquidity Claim. A discounted cash flow valuation is also performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a Conditional Liquidity Claim and one in which the claim is not made.

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

CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDO of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses are estimable.

For one CDO of ABS transaction, the credit quality of the underlying referenced obligations is reasonably similar to that which is included in the AAA-rated ABX.HE index, a standardized list of RMBS reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction is derived directly from the observed spreads of this index. This transaction matured during the quarter ended March 31, 2010.

Prior to January 1, 2010, our guaranty on our other CDO of ABS transaction was accounted for as a derivative. Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for this CDO of ABS transaction and consolidated the VIE assets and liabilities as of January 1, 2010. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by this VIE, which primarily consist of trading securities, interest rate swaps and VIE debt to note holders in the trust. The fair value election results in a net fair value of the VIE assets and VIE liabilities that is equal to the fair value liability of our exposure as previously accounted for as a derivative. See Note 5 for further discussion of the primary beneficiary analysis and the related financial impact to our financial position, financial performance and cash flows.

The investment securities in this VIE have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows based on our internal credit analysis, which is based on the current performance of each security. The present value of the expected cash flows from the securities is then determined using a discount rate derived from the BBB- ABX.HE index. The present value of the insured cash flows (which represent the VIE debt) is determined using a discount rate that is equal to our CDS rate plus a risk-free rate. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.

The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $462.6 million. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of March 31, 2010 was $128.7 million, as the fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE. Because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payment.

CDOs of CMBS—The fair premium amounts for our CMBS CDO transactions for a typical market participant are derived directly from the observed spreads on the CMBX indices. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on their various origination periods and credit grades. For each of our

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

CMBS CDO transactions, we use the CMBX index that most directly correlates to our transaction with respect to the origination period and credit rating of the referenced obligations included in our transactions. The typical fair premium amount is the fair value of the expected future fair premiums (determined by the observed index spreads) determined by using a discount rate equal to the CDS spread of a typical market participant plus a risk-free rate.

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

For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of our CDOs of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of March 31, 2010 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for our non-performance risk that is based on our CDS spread. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

Other Financial Guaranty VIE Consolidated Assets/Liabilities

Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for two other VIEs as of January 1, 2010 for which we have provided financial guarantees. Upon consolidation, we elected the fair value

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

option for all financial assets and financial liabilities held by these two VIEs, which primarily consist of manufactured housing loans and VIE debt to note holders in the trust. The fair value election allows us to offset the changes in fair value of the assets and liabilities of the trust, providing a better representation of our net exposure to the VIEs. See Note 5 for further discussion of the primary beneficiary analysis and the related financial impacts to our financial position, financial performance and cash flows.

The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for this transaction is determined using a discounted cash flow analysis. We do not currently estimate any projected claims based on our internal credit analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs, and to derive the fair value of the assets in these VIEs, which are reported within other assets on our condensed consolidated balance sheets.

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $131.0 million; however, we do not currently expect to pay any claims related to these two VIEs. At March 31, 2010, we recorded $118.3 million of other assets, $117.9 million of VIE debt and $0.4 million of accounts payable and accrued expenses associated with these two VIEs.

Mortgage Insurance Domestic and International CDS

The estimated fair value of our mortgage insurance domestic CDS was determined using internal models that employed a discounted cash flow methodology. We estimated losses in each securitization by applying expected default rates separately to loans that were delinquent and to those that were current. We then projected prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds were used to estimate the cash flows for each underlying securitization, and ultimately, to produce the projected credit losses for each mortgage insurance domestic CDS. In addition to expected credit losses, the fair value for each mortgage insurance domestic CDS was approximated by incorporating future expected premiums to be received from the transaction. These future expected premiums were discounted utilizing a risk-adjusted interest rate that was based on the current rating of each transaction. The projected net losses were discounted using a rate of return that incorporates our own non-performance risk, which resulted in a significant reduction of the derivative liability. Prior to their termination in the second quarter of 2009, our mortgage insurance domestic CDS were categorized in Level III of the fair value hierarchy.

In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective transaction, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. We make an adjustment to the fair value amount described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs. Our international CDS transaction is categorized in Level III of the fair value hierarchy.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of March 31, 2010:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
Investment Portfolio:
U.S. government and agency securities	$—	$648.7	$—	$648.7	$—	$648.7
State and municipal obligations	—	1,587.3	24.4	1,611.7	—	1,611.7
Money market instruments	764.5	—	—	764.5	—	764.5
Corporate bonds and notes	—	966.3	—	966.3	—	966.3
RMBS	—	724.9	54.1	779.0	—	779.0
CMBS	—	88.8	24.3	113.1	—	113.1
CDO	—	—	3.8	3.8	—	3.8
Other ABS	—	129.2	3.5	132.7	—	132.7
Foreign government securities	—	71.8	—	71.8	—	71.8
Hybrid securities	—	371.9	1.1	373.0	—	373.0
Equity securities (1)	155.4	118.0	1.5	274.9	—	274.9
Other investments (2)	—	209.9	6.7	216.6	—	216.6

Other investments not carried at fair value (3)	—	—	—	—	46.2	46.2

Total Investments	919.9	4,916.8	119.4	5,956.1	$46.2	$6,002.3

Derivative Assets	—	—	66.8	66.8
Other Assets (4)	—	—	118.3	118.3

Total Assets at Fair Value	$919.9	$4,916.8	$304.5	$6,141.2

Derivative Liabilities	$—	$—	$234.5	$234.5
VIE debt (5)	—	—	596.1	596.1

Total Liabilities at Fair Value	$—	$—	$830.6	$830.6

(1)	Comprised of broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Level II and III.
(2)	Comprised of short-term commercial paper from CPS trusts ($100.0 million) and other securities in our investment portfolio ($109.9 million) included within Level II, and lottery annuities ($3.0 million) and TruPs held by consolidated VIEs ($3.7 million) included within Level III.
(3)	Comprised of fixed-maturities held to maturity ($17.1 million), short-term investments ($0.6 million), primarily invested in time deposits, and other invested assets ($28.5 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(4)	Comprised of manufactured housing loan collateral related to two consolidated financial guaranty VIEs.
(5)	Comprised of consolidated debt related to NIMS VIEs ($268.4 million) and CPS trusts ($6.6 million). Also includes amounts related to financial guaranty VIEs ($321.1 million) that required consolidation as of January 1, 2010 under the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2009:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
Investment Portfolio:
U.S. government and agency securities	$—	$581.6	$—	$581.6	$—	$581.6
State and municipal obligations	—	1,545.1	24.4	1,569.5	—	1,569.5
Money market instruments	1,300.6	—	—	1,300.6	—	1,300.6
Corporate bonds and notes	—	976.9	—	976.9	—	976.9
RMBS	—	785.7	—	785.7	—	785.7
CMBS	—	46.2	—	46.2	—	46.2
Other ABS	—	106.8	—	106.8	—	106.8
Foreign government securities	—	86.1	—	86.1	—	86.1
Hybrid securities	—	278.8	0.6	279.4	—	279.4
Equity securities (1)	146.8	106.5	1.7	255.0	—	255.0
Other investments. (2)	—	99.9	3.8	103.7	—	103.7

Other investments not carried at fair value (3)					45.7	45.7

Total Investments	1,447.4	4,613.6	30.5	6,091.5	$45.7	$6,137.2

Derivative Assets	—	—	68.5	68.5

Total Assets at Fair Value	$1,447.4	$4,613.6	$99.0	$6,160.0

Derivative Liabilities	$—	$—	$238.7	$238.7
VIE debt (4)	—	—	296.1	296.1

Total Liabilities at Fair Value	$—	$—	$534.8	$534.8

(1)	Comprised of broadly diversified domestic equity mutual funds included within Level I, and various preferred and common stocks invested across numerous companies and industries included within Level II and III.
(2)	Comprised of short-term commercial paper from CPS trusts included in Level II and lottery annuities included in Level III.
(3)	Comprised of fixed-maturities held to maturity ($19.3 million), short-term investments ($0.6 million), primarily invested in time deposits, and other invested assets ($25.8 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(4)	Comprised of consolidated debt related to NIMS VIEs ($288.0 million) and CPS trusts ($8.1 million) that required consolidation upon our becoming the primary beneficiary of the VIE.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended March 31, 2010:

	Beginning Balance at January 1 2010	VIE Consolidation at January 1 2010 (1)	Realized and Unrealized Gains (Losses) Recorded in Earnings		Purchases, Sales, Issuances & Settlement	Transfers Into (Out of) Level III (2)	Ending Balance at March 31 2010
Investments:
State and municipal obligations	$24.4	$—	$—		$—	$—	$24.4
RMBS	—	44.3	12.0		(2.2)	—	54.1
CMBS	—	23.8	0.5		—	—	24.3
CDO	—	3.8	(0.1)		0.1	—	3.8
Other ABS	—	3.5	—		—	—	3.5
Hybrid securities	0.6	—	—		—	0.5	1.1
Equity securities	1.7	—	(0.3)		0.1	—	1.5
Other investments	3.8	3.7	—		(0.8)	—	6.7

Total Level III Investments	30.5	79.1	12.1		(2.8)	0.5	119.4
NIMS and CPS derivative assets	44.7	—	(2.8)		0.6	—	42.5
Other assets	—	119.7	2.0		(3.4)	—	118.3

Total Level III Assets, net	$75.2	$198.8	$11.3		$(5.6)	$0.5	$280.2

Derivative liabilities, net	$(214.9)	$51.8	$(75.1	)(3)	$28.0	$—	$(210.2)
VIE debt	(296.1)	(253.5)	(107.0)		60.5	—	(596.1)

Total Level III liabilities, net	$(511.0)	$(201.7)	$(182.1)		$88.5	$—	$(806.3)

(1)	Represents the impact of our adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.
(2)	Transfers are assumed to be made at the end of the period as the availability of market observed inputs change from period to period.
(3)	Included in this amount is a $22.1 million reversal of an unrealized loss for a contract which expired during the first quarter of 2010.

There were no investment transfers into or out of Level I and Level II during the first quarter of 2010.

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended March 31, 2009:

(In millions)	Beginning Balance at January 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings		Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (1)	Ending Balance at March 31 2009
Investments:
Hybrid securities	$4.5	$4.8		$(9.3)		$0.4	$0.4
Equity securities	0.8	0.3		—		0.3	1.4
Other investments	5.1	0.1		(0.8)		—	4.4

Total Level III Investments	10.4	5.2		(10.1)		0.7	6.2
NIMS and CPS derivative assets	155.8	(1.5)		4.6		—	158.9

Total Level III Assets, net	$166.2	$3.7		$(5.5)		$0.7	$165.1

Derivative liabilities, net	$(495.6)	$(278.5	)(2)	$43.6		$—	$(730.5)
VIE debt	(160.0)	6.2		(52.7	)(3)	—	(206.5)

Total Level III liabilities, net	$(655.6)	$(272.3)		$(9.1)		$—	$(937.0)

(1)	Transfers are assumed to be made at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(2)	This amount relates to derivatives still held at March 31, 2009.
(3)	This amount represents derivative assets of $3.7 million and derivative liabilities of $49.0 million transferred to VIE debt related to NIMS trusts that we were required to consolidate during the period.

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets is as follows:

	March 31, 2010		December 31, 2009
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$17.1	$18.0	$19.3	$20.3
Short-term investments (carried at cost)	0.6	0.6	0.6	0.6
Other invested assets	28.5	28.5	25.8	25.8
Liabilities:
Long-term debt	665.9	557.5	698.2	499.4
Non-derivative financial guaranty liabilities	522.9	647.3	526.3	627.1

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

5. Variable Interest Entities (“VIEs”)

Effective January 1, 2010, we adopted the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties where we have provided credit protection directly on variable interests and, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. The credit protection we provide to these VIEs is described in detail below. VIEs are entities as defined by the accounting standard and include corporations, trusts or partnerships in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance activities without additional subordinated financial support. In addition, as a result of the update to the standard regarding accounting for transfers of financial assets, effective January 1, 2010, special purpose entities that were previously considered qualified special purpose entities (“QSPEs”) are to be considered in the VIE accounting framework as prescribed by the standard regarding financial reporting by enterprises involving VIEs.

An entity is considered the primary beneficiary and is required to consolidate a VIE if its variable interest (i) gives us the power to most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive residual benefits that could potentially be significant to the VIE. For all VIEs in which we have a variable interest, we determine whether we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant us additional rights upon an event of default, a servicer termination event or breach of a performance trigger, and our obligation to absorb significant losses. Due to the continued deterioration of the performance of many of our financial guaranty transactions, these performance tests and events could be triggered. When we obtain control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we are the primary beneficiary. As of January 1, 2010, we have determined that we are the primary beneficiary of all of our NIMS transactions, two of our CPS transactions and certain financial guaranty structured transactions discussed below. While the implementation of this accounting standard impacted the classification of our assets, liabilities, and certain line items in our statement of operations, we recorded no transition adjustment since the net liabilities associated with these transactions remained unchanged.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As a result of the adoption of this accounting standard, in addition to the VIEs we had consolidated prior to January 1, 2010, we concluded that we are the primary beneficiary of two additional VIEs with respect to which we provided credit protection pursuant to financial guaranty insurance contracts and one additional VIE with respect to which we have provided credit protection pursuant to a financial guaranty derivative contract. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value. For all VIEs, the maximum exposure is based on the net par amount of our insured obligation as of the reporting date, except for the put options on CPS, which is based on our carrying amounts.

The following table provides a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets and our condensed consolidated statements of operations and our cash flows as of and for the quarter ended March 31, 2010, as it relates to our consolidated VIEs:

(In millions)	March 31, 2010 Interests in Consolidated VIEs
	NIMS	Put Options on CPS	CDO of ABS	Other Financial Guaranty VIEs
Balance Sheet:
Trading securities	$—	$—	$89.4	$—
Short-term investments	—	100.0	—	—
Derivative assets	11.7	—	—	—
Other assets	—	—	2.7	118.3
Derivative liabilities	—	—	17.4	—
VIE debt—at fair value	268.4	6.6	203.2	117.9
Accounts payable and accrued expenses	—	—	0.2	0.4
Statement of Operations:
Net investment income	—	—	2.7	—
Change in fair value of derivative instruments—loss	(0.2)	—	(3.2)	—
Net loss on other financial instruments	(30.6)	(0.8)	(59.6)	(1.3)
Other income	—	—	—	3.9
Interest expense	—	0.1	0.3	0.9
Other operating expenses	—	0.1	0.3	1.7
Cash Inflow (Outflow):
Net payments related to VIE debt	(50.1)	(2.4)	(3.4)	(4.6)
Other activity, net	—	(27.1)	2.5	4.8
Maximum exposure (1)	292.1	93.4	462.6	131.0

(1)	The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily driven by the difference between the face value of the obligation and the recorded fair values, which includes an adjustment for our non-performance risk.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

NIMS VIEs

We consolidate the assets and liabilities associated with various NIMS VIEs, due to contractual provisions that allow us to purchase assets of the VIEs and thus direct the activities that most significantly impact the economic performance of each VIE. For this reason, we have concluded that we have the power to most significantly impact the economic performance of these VIEs as described in this standard. As the guarantor of either all or a significant portion of the debt issued by each NIMS VIE, we have the obligation to absorb losses that are significant to the VIEs. As a result, we have concluded that we are the primary beneficiary of these VIEs. The consolidated NIMS assets are accounted for as derivatives and represent assets to be used to settle the obligation of the VIEs. We elected the fair value option as it relates to the NIMS VIE debt, and therefore, the consolidated NIMS VIE debt is recorded at fair value. Our VIE debt includes amounts for which third parties do not have recourse to us. Due to the fact that both prior to and after the implementation of this standard the assets and liabilities were recorded at fair value, and the value at December 31, 2009 is equivalent to the net fair value of the consolidated assets and liabilities on January 1, 2010, there was no transition adjustment at the date of adoption.

Our continued involvement with the NIMS VIEs also includes a risk mitigation initiative, under which we have purchased, at a discount to par, some of our insured NIMS bonds, which effectively eliminates the guarantee that we had issued to the VIE and limits our liability to the discounted purchase price. The maximum principal exposure related to NIMS consolidated VIE assets and liabilities was $292.1 million at March 31, 2010, and comprises 28 transactions. The average remaining maturity of our existing NIMS transactions is approximately two years.

Put Options on CPS

In September 2003, Radian Asset Assurance Inc. (“Radian Asset Assurance”) entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. In the fourth quarter of 2009 and the first quarter of 2010, Radian Group successfully completed tender offers to purchase a majority of the CPS issued by two of the three custodial trusts. In these tender offers and subsequent purchases, Radian Group purchased $32.9 million and $50.0 million, respectively, of the $50.0 million face amount of the CPS issued by each of these two custodial trusts. We purchased the CPS at a weighted average purchase price equal to approximately 35% of the face amount of such CPS. Our continued involvement with these VIEs also includes the payment of a put premium representing the spread between the assets of the trust and the auction rate notes which has typically been de minimis. We eliminate the premium associated with the purchased CPS.

Based on our additional involvement in two of these trusts, combined with the put options Radian Asset Assurance holds on these trusts (which together are considered in the determination of the primary beneficiary), we concluded that we are the party that directs the activities that most significantly influences the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. This determination was based on a qualitative analysis which demonstrates that we have a variable interest in each of these VIEs, and therefore, we concluded that we are the primary beneficiary. As such, the assets and liabilities of these two trusts were consolidated at their respective fair values, net of liabilities to us. The assets of the consolidated trusts, which are reported in short-term investments, may only be used to settle obligations of the trusts, and there are no liabilities of the trusts for which creditors have recourse to our general credit. As it relates to the one remaining unconsolidated trust, we may, in the future, purchase CPS that would give us additional rights in the VIE.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

CDO of ABS

We consolidate the assets and liabilities associated with one CDO of ABS transaction. Due to contractual provisions that allow us to direct the collateral manager to sell the underlying assets of the transaction, we concluded that this provision gives us the power to direct the activities that most significantly impact the economic performance of this VIE. In addition, as the guarantor of certain classes of debt issued by this VIE, we have the obligation to absorb losses that are significant to this VIE. The consolidated CDO of ABS VIE’s assets are accounted for as trading securities and measured at fair value and represent assets to be used to settle the obligation of this VIE. We also elected the fair value option as it relates to the VIE debt, and as such, the consolidated VIE debt is recorded at fair value. While the assets of this VIE may only be used to settle the obligations of the trust, due to our guarantee, the creditors have recourse to our general credit for this consolidated VIE debt. At January 1, 2010, the net fair value of the assets and liabilities of this VIE was equal to the fair value of the derivative liability prior to consolidation; as such, no transition adjustment was necessary.

Other Financial Guaranty VIEs

We also consolidate the assets and liabilities associated with two other financial guaranty transactions, in which we provided guarantees for VIEs that own manufactured housing loans, and which had previously been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The consolidated assets associated with these VIEs are recorded at fair value in accordance with the fair value option and classified in other assets on our condensed consolidated balance sheets. The liabilities of these VIEs are also recorded at fair value in accordance with the fair value option. The assets of these VIEs may only be used to settle the obligations of the trusts, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of our insured bonds in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a reserve recorded for these transactions as of December 31, 2009. At January 1, 2010, we determined that the fair value of the VIE assets equaled the fair value of the liabilities of these VIEs such that there was no net liability to us from our involvement with these VIEs; therefore, no transition adjustment was necessary.

Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivatives. For insurance contracts, we record reserves for losses and loss adjustment expenses, and for derivative interests, we record cumulative changes in fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. Underlying collateral in the VIEs includes residential and commercial mortgages, manufactured housing loans, consumer receivables and other financial assets sold to a VIE and repackaged into securities or similar beneficial interests. For all VIEs, the maximum exposure is based on the net par amount of our insured obligation as of the reporting date, except for the put options on CPS, which is based on our carrying amounts.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our cash flows as of and for the quarter ended March 31, 2010, as it relates to unconsolidated VIEs:

(In millions)	March 31, 2010 Interests in Unconsolidated VIEs
	Put Options on CPS	Financial Guaranty Insurance and Credit Derivatives
Balance Sheet:
Derivative assets	$30.8	$2.9
Premiums receivable	—	8.7
Unearned premiums	—	9.5
Reserves for losses and LAE	—	15.5
Derivative liabilities	—	149.4
Statement of Operations:
Net premiums earned	—	0.7
Change in fair value of derivative instruments—loss	(2.1)	(81.6)
Increase in provision for losses	—	5.7
Cash Inflow (Outflow):
Net payments related to credit derivatives	—	(35.7)
Losses paid	—	(2.6)
Premiums (paid) received	(0.4)	0.9
Maximum exposure	30.8	7,256.4

In continually assessing our involvement with VIEs, we consider certain events such as the VIEs failure to meet certain contractual conditions, such as performance tests and triggers, servicer termination events and events of default, that should they occur, may provide us with additional control rights over the VIE. These events would cause us to reassess our initial determination of whether we are the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or give us additional financial interests in the VIE would also cause us to reassess our determination of whether we are the primary beneficiary of a VIE. Because many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above, we expect that additional VIEs may be consolidated by us if these events occur. We will continue to reassess our involvement with these VIEs in order to determine whether we are the primary beneficiary.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a summary of the financial statement impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our cash flows as of and for the quarter ended March 31, 2009, as it relates to consolidated and unconsolidated entities in which we had a significant variable interest:

(In millions)	March 31, 2009 Significant Interests in VIEs
	NIMS		Financial Guaranty Insurance and Credit Derivatives	International CDS	CPS
Balance Sheet:
Derivative assets (1)	$8.9		$—	$—	$150.0
Unearned premiums	—		12.1	—	—
Reserves for losses and LAE	—		12.8	—	—
Derivative liabilities	38.6		—	25.0	—
VIE debt—at fair value (1)	206.5		—	—	—
Statement of Operations:
Change in fair value of derivative instruments—loss	(4.6)		—	(11.0)	(0.9)
Decrease in provision for losses	—		6.9	—	—
Net gain on other financial instruments	6.2		—	—	—
Net premiums earned	—		0.9	—	—
Cash Inflow (Outflow):
Net (payments) receipts related to credit derivatives	(3.1	)(2)	—	0.2	(0.9)
Premiums received	—		0.9	—	—

(1)	The amounts included in derivative assets and VIE debt related to the consolidation of NIMS trusts was $7.5 million and $206.5 million, respectively.
(2)	Represents the amount paid for interest and the amount paid for the purchase of NIMS bonds that we insure, offset by premiums received.

International CDS

We provided credit enhancement in the form of CDS in the international markets and had one international CDS transaction at March 31, 2009 involving a VIE in which we had a significant interest. This transaction was terminated in the fourth quarter of 2009 for a payment of $6.5 million. The financial impact of our one remaining international CDS contract, for which we are not the primary beneficiary, is immaterial to our condensed consolidated balance sheets and condensed consolidated statements of operations. The maximum principal exposure related to this international CDS VIE was $120.2 million as of March 31, 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6. Investments

Our held to maturity and available for sale investment portfolio consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$17,079	$18,033	$987	$33

	$17,079	$18,033	$987	$33

Fixed-maturities available for sale:
U.S. government and agency securities	$25,038	$27,482	$2,475	$31
State and municipal obligations	1,390,880	1,288,230	10,038	112,688
Corporate bonds and notes	96,257	97,243	2,528	1,542
RMBS	14,066	14,799	735	2
CMBS	44,690	45,010	726	406
Other ABS	15,696	16,832	1,139	3
Foreign government securities	53,974	55,985	2,068	57
Other investments	2,794	3,041	247	—

	$1,643,395	$1,548,622	$19,956	$114,729

Equity securities available for sale (1)	$168,335	$181,011	$12,677	$1

Total debt and equity securities	$1,828,809	$1,747,666	$33,620	$114,763

(1)	Comprised of broadly diversified domestic equity mutual funds ($155.4 million fair value) and various preferred and common stocks invested across numerous companies and industries ($25.6 million fair value).

	December 31, 2009
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$19,283	$20,308	$1,060	$35

	$19,283	$20,308	$1,060	$35

Fixed-maturities available for sale:
U.S. government and agency securities	$25,023	$27,321	$2,355	$57
State and municipal obligations	1,400,739	1,286,287	9,664	124,116
Corporate bonds and notes	99,032	98,625	1,917	2,324
RMBS	14,942	15,629	687	—
CMBS	48,511	46,195	107	2,423
Other ABS	18,049	19,321	1,275	3
Foreign government securities	57,282	58,649	1,513	146
Other investments	3,530	3,800	270	—

	$1,667,108	$1,555,827	$17,788	$129,069

Equity securities available for sale (1)	$173,418	$176,251	$2,833	$—

Total debt and equity securities	$1,859,809	$1,752,386	$21,681	$129,104

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(1)	Comprised of broadly diversified domestic equity mutual funds ($146.8 million fair value) and various preferred and common stocks invested across numerous companies and industries ($29.4 million fair value).

At March 31, 2010 and December 31, 2009, we held $2,879 million and $2,680 million, respectively, in trading securities which are recorded at fair value. At March 31, 2010 and December 31, 2009, we also held $373 million and $279 million, respectively, in hybrid securities which are recorded at fair value.

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

March 31, 2010: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$2,038	$31	—	$—	$—	1	$2,038	$31
State and municipal obligations	66	344,342	22,849	133	647,092	89,872	199	991,434	112,721
Corporate bonds and notes	45	24,184	1,074	17	11,055	468	62	35,239	1,542
RMBS	1	157	2	—	—	—	1	157	2
CMBS	8	14,160	163	2	7,540	243	10	21,700	406
Other ABS	1	213	3	—	—	—	1	213	3
Foreign government securities	3	2,991	57	1	965	—	4	3,956	57
Equity securities	1	113	1	—	—	—	1	113	1

Total	126	$388,198	$24,180	153	$666,652	$90,583	279	$1,054,850	$114,763

December 31, 2009: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$1,998	$57	—	$—	$—	1	$1,998	$57
State and municipal obligations	65	316,090	10,686	143	698,581	113,465	208	1,014,671	124,151
Corporate bonds and notes	48	24,119	1,179	20	14,109	1,145	68	38,228	2,324
CMBS	11	19,888	709	8	18,521	1,714	19	38,409	2,423
Other ABS	1	266	3	—	—	—	1	266	3
Foreign government securities	7	6,810	145	1	972	1	8	7,782	146

Total	133	$369,171	$12,779	172	$732,183	$116,325	305	$1,101,354	$129,104

During the first quarter of 2010, there were no credit losses recognized in earnings.

At March 31, 2010, we did not have the intent to sell any debt securities in an unrealized loss position, and determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

State and municipal obligations

The unrealized losses of 12 months or greater duration as of March 31, 2010 on our investments in tax-exempt state and municipal obligations were caused primarily by spread widening. Certain securities, mainly those insured by monoline insurance companies, experienced credit spread widening during 2008 and 2009 as a result of credit rating downgrades on those monolines. As of March 31, 2010, we expect to be able to collect cash flows sufficient to recover the amortized cost basis of these securities, and we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of March 31, 2010 on the majority of the securities in this category were caused by the credit spread widening in the sector, particularly financials. Corporate spreads have tightened significantly over the past 12 months, although they are still wide compared to pre-2008 levels. As of March 31, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2010.

CMBS

The unrealized losses of 12 months or greater duration as of March 31, 2010 on the securities in this category were caused by spread widening which has occurred since 2008 and which peaked in the first quarter of 2009. CMBS spreads have tightened significantly over the past 12 months, but continue to remain historically wide. Most of our CMBS investments have retained AAA ratings based on credit enhancements provided primarily by subordination within the deal structures. In general, spreads have improved primarily due to the implementation of government-related programs such as the Troubled Asset Relief Program (“TARP”), the Term Asset-Backed Securities Loan Facility (“TALF”) and the Public-Private Investment Program (“PPIP”). As of March 31, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity; therefore, we did not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2010.

Foreign government securities

The unrealized losses of 12 months or greater duration as of March 31, 2010 on the one security that Radian owns in this category was caused by spread widening, and was affected by immaterial foreign exchange movements. As of March 31, 2010, we did not intend to sell this investment, nor did we believe that it was more

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

likely than not that we will be required to sell before recovery of our amortized cost basis; therefore, we did not consider this investment to be other-than-temporarily impaired at March 31, 2010.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or credit spread movements. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. As of March 31, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis; therefore, we did not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2010.

The contractual maturities of fixed-maturity investments are as follows:

	March 31, 2010
	Amortized Cost	Fair Value
	(In thousands)
Fixed-maturities held to maturity:
Due in one year or less	$7,605	$8,007
Due after one year through five years	5,974	6,211
Due after five years through ten years	3,199	3,535
Due after ten years	301	280

	$17,079	$18,033

Fixed-maturities available for sale:
Due in one year or less	$26,046	$26,470
Due after one year through five years	118,105	124,688
Due after five years through ten years	85,794	88,645
Due after ten years	1,413,450	1,308,818

	$1,643,395	$1,548,621

7. Investment in Affiliates

At March 31, 2010, we owned a 28.7% interest in Sherman Financial Group LLC (“Sherman”) and a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), each of which are credit-based consumer asset businesses. As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no carrying value related to our interest in C-BASS. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service the outstanding debt. The likelihood that we will recoup any of our investment in C-BASS is extremely remote. Accordingly, we believe that the likelihood that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operations or cash flows at any time in the future is extremely remote. See Note 16 regarding the sale of our remaining equity interest in Sherman.

The following table shows the components of our investment in affiliates balance:

(In thousands)	March 31 2010	December 31 2009
Sherman	$127,402	$121,424
Other	133	56

Total	$127,535	$121,480

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands)	Three Months Ended March 31
	2010	2009

Investment in Affiliates-Selected Information:
Sherman
Balance, beginning of period	$121,424	$99,656
Share of net income for period	8,020	10,552
Dividends received	(1,515)	(6,441)
Other comprehensive income	(527)	(531)

Balance, end of period	$127,402	$103,236

Portfolio Information:

Sherman
Total assets	$1,720,430	$2,149,767
Total liabilities	1,243,467	1,785,973

Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$300,496	$338,068
Other revenues	4,077	5,453
Derivative mark-to-market	(12,972)	313

Total revenues	291,601	343,834

Expenses
Operating and servicing expenses	125,033	148,607
Provision for loan losses	87,633	113,242
Interest	25,127	25,104
Other	25,936	16,878

Total expenses	263,729	303,831

Net income	$27,872	$40,003

8. Losses and LAE—Mortgage Insurance

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the three months ended March 31, 2010 and 2009:

(In thousands)	Three Months Ended March 31
	2010	2009

Mortgage Insurance
Balance at beginning of period	$3,450,538	$2,989,994
Less Reinsurance recoverables	621,644	491,836

Balance at beginning of period, net of reinsurance recoverables	2,828,894	2,498,158
Add losses and LAE incurred in respect of default notices reported and unreported	529,091	321,684
Deduct paid claims and LAE	357,275	240,066

Balance at end of period, net of reinsurance recoverables	3,000,710	2,579,776
Add Reinsurance recoverables	596,325	536,777

Balance at end of period	$3,597,035	$3,116,553

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We have protection on some of our losses that have occurred and may occur in the future related to riskier products, including non-prime products, by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Smart Home ceded losses recoverable were $108.5 million at March 31, 2010. In addition to Smart Home, we transfer a portion of our primary mortgage insurance risk to captive reinsurance companies affiliated with our lender-customers. Ceded losses recoverable related to captive transactions were $487.8 million at March 31, 2010. Any changes in reinsurance recoverables related to Smart Home and captive transactions are reflected in our provision for losses.

While we have experienced a decrease in outstanding delinquencies in the quarter ended March 31, 2010, the effect of this decrease on reserves for losses and LAE was more than offset by an increase in severity assumptions, the aging of our existing defaults and an increase in delinquent loan sizes. In the first quarter of 2010 we refined the component of the loss reserving estimate relating to severity on delinquencies and pending claims, by replacing average severities for similar loan groups with a more specific loan-level input. This refinement contributed significantly to the severity increase.

We have experienced higher rescissions and denials than we have experienced in the past, which is reflected in our estimate of reserves for losses and LAE at March 31, 2010. Our estimate of rescissions and denials had the effect of reducing our loss reserves as of March 31, 2010 by approximately $1.4 billion. The provision for losses for 2009 and 2010 includes the effect of increased levels of estimated insurance rescissions and claim denials, which resulted in a lower default to paid claim rate used in determining our loss reserve estimate. Our projected default to paid claim rate was 37% at March 31, 2010 and 36% at December 31, 2009.

In the first quarter of 2010, the incremental change in estimated rescissions and denials had an insignificant impact on our provision for losses, while in the first quarter of 2009, the increased estimate of rescissions and denials included in our loss reserve estimate reduced our provision for losses by approximately $342 million. During the first quarter of 2010, we rescinded or denied approximately $277 million of first-lien claims submitted to us for payment (“submitted claims”), compared to approximately $158 million for the first quarter of 2009. Of the $277 million of claims rescinded or denied in 2010, approximately $157 million related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial, while approximately $120 million related to claims in which we were in a second loss position and regardless of such rescission or denial would not have necessarily been responsible to pay the claim as a result of deductibles and other exposure limitations included in our policies. For the first quarter of 2009, the comparable first and second loss submitted claims rescinded or denied were $79 million each. These amounts also include a small amount of submitted claims that were subsequently withdrawn by the insured. We believe that the elevated levels of insurance rescissions and claim denials and the elevated levels of defaults are related, and are primarily the result of underwriting deficiencies which existed during 2005 through 2008. A key assumption affecting our reserving methodology is that future ultimate default to paid claim rates and severities will be consistent with our recent experience. Based on the results of our recent claims investigations, we expect our rescission and denial rates to remain at increased levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio.

Our increase in the rate of rescissions and denials has led to an increased risk of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a policy or denied a claim. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials. We are currently in discussions with these customers regarding a number of rescissions or denials that are collectively material in amount, which, if not resolved, could result in arbitration or judicial proceedings. Although we believe that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We considered the sensitivity of first-lien loss reserve estimates at March 31, 2010, by assessing the potential changes resulting from a parallel shift in severity and default to paid claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (27% of unpaid principal balance at March 31, 2010), we estimated that our loss reserves would change by approximately $114 million at March 31, 2010. For every one percentage point change in pool claim severity (42% of unpaid principal balance at March 31, 2010), we estimated that our loss reserves would change by approximately $12 million at March 31, 2010. For every one percentage point change in our overall default to paid claim rate (37% at March 31, 2010, including our assumptions related to rescissions and denials), we estimated a $99 million change in our loss reserves at March 31, 2010.

The following table shows the cumulative denial and rescission rates as of March 31, 2010 in the quarter the claims were received for the periods indicated:

	Claim Received Quarter	Cumulative Rescission Rate for each quarter (1)	Percentage of Claims Resolved (2)
Structured	Q1 2008	16.6%	100%
	Q2 2008	17.0%	100%
	Q3 2008	23.5%	100%
	Q4 2008	28.7%	99%
	Q1 2009	29.8%	95%
	Q2 2009	28.6%	91%
	Q3 2009	21.3%	80%

Flow	Q1 2008	8.6%	100%
	Q2 2008	10.0%	100%
	Q3 2008	17.0%	99%
	Q4 2008	16.7%	98%
	Q1 2009	20.6%	95%
	Q2 2009	19.8%	89%
	Q3 2009	14.0%	78%

Total	Q1 2008	12.4%	100%
	Q2 2008	13.5%	100%
	Q3 2008	20.1%	99%
	Q4 2008	22.4%	98%
	Q1 2009	25.0%	95%
	Q2 2009	24.1%	90%
	Q3 2009	17.1%	79%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent the cumulative rate for each quarter presented in the table above, as of March 31, 2010, based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.
(2)	For each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the fourth quarter of 2009 and the first quarter of 2010, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

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

Numerous factors affect our ultimate claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of delinquent loans moving to claim (such default to paid claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of March 31, 2010, our modeled loan default projections assume that the rate at which current loans move into default will remain stable throughout the remainder of 2010 and will gradually return to normal historical levels over the subsequent two years.

The following table illustrates our net projected premium excess on our first-lien portfolio:

First-lien portfolio (In millions):	March 31 2010	December 31 2009
Net present value of expected premiums	$2,888	$2,823
Net present value of expected losses and expenses	(4,632)	(4,299)
Reserve for premiums and losses established, net of reinsurance recoverables	2,970	2,785

Net projected premium excess	$1,226	$1,309

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of March 31, 2010. Expected losses are based on an assumed paid claim rate of approximately 13.5% on our total primary first-lien mortgage insurance portfolio, which includes both delinquent loans and current loans, comprising 9.9% on prime, 29.3% on subprime and 26.7% on Alternative-A (“Alt-A”). While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, an increase in estimated rescissions and denials on insured loans, as part of our loss mitigation efforts, is expected to partially offset the impact of higher expected defaults and claims.

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

Second-Lien PDR (In thousands):	Three Months Ended March 31
	2010	2009
Balance at beginning of period	$25,357	$86,861
Incurred losses recognized in loss reserves	(5,080)	(61,539)
Premiums recognized in earned premiums	510	1,235
Changes in underlying assumptions	3,486	13,106
Accretion of discount and other	(147)	(986)

Balance at end of period	$24,126	$38,677

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

10. Financial Guaranty Insurance Contracts

The following table includes additional information as of March 31, 2010 regarding our financial guaranty claim liabilities segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

Surveillance Categories

($ in millions)	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	161	66	75	302
Remaining weighted-average contract period (in years)	20	21	27	22
Insured contractual payments outstanding:
Principal	$1,274.5	$410.1	$369.6	$2,054.2
Interest	653.3	120.9	225.3	999.5

Total	$1,927.8	$531.0	$594.9	$3,053.7

Gross claim liability	$19.4	$181.6	$80.1	$281.1
Less:
Gross potential recoveries	3.5	84.1	19.3	106.9
Discount, net	5.5	16.3	2.8	24.6

Net claim liability	$10.4	$81.2	$58.0	$149.6

Unearned premium revenue	$33.9	$9.3	$—	$43.2

Claim liability reported in the balance sheet	$3.1	$72.3	$58.0	$133.4

Reinsurance recoverables	$—	$—	$—	$—

Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of the premiums receivable and unearned premiums as of March 31, 2010 and December 31, 2009 are as follows (in millions):

	March 31 2010	December 31 2009
Premiums receivable	$51.1	$54.4
Unearned premiums	70.3	73.2

The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our condensed consolidated statement of operations. The amounts of the accretion included in premiums written, premiums earned and policy acquisition costs for the three months ended March 31, 2010 and 2009 are as follows (in millions):

	March 31 2010	March 31 2009
Premiums written	$0.4	$1.3
Premiums earned	0.4	1.3
Policy acquisition costs	0.1	0.3

The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.49% at March 31, 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the nominal (non-discounted) premiums net of commissions that are expected to be collected on financial guaranty contracts with installment premiums included in premiums receivable as of March 31, 2010 (in millions):

Future Expected Premium Payments
Second Quarter 2010	$2.1
Third Quarter 2010	2.2
Fourth Quarter 2010	1.5

2010	5.8
2011	6.6
2012	4.2
2013	3.5
2014	3.4

2010 – 2014	23.5
2015 – 2019	13.9
2020 – 2024	9.5
2025 – 2029	6.6
After 2029	12.2

Total	$65.7

The following table shows the rollforward of the net present value of premiums receivable for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31
	2010	2009
Balance at beginning of period	$54.4	$161.4
Payments received	(1.6)	(4.6)
Accretion	0.3	1.0
Adjustments to installment premiums	(0.3)	(2.4)
Recaptures/commutations	—	(0.7)
Foreign exchange revaluation	(1.7)	(0.9)

Balance at end of period	$51.1	$153.8

Premiums earned were affected by the following for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31
	2010	2009
Refundings	$9.5	$13.0
Unearned premium acceleration upon establishment of case reserves	0.3	5.2
Foreign exchange revaluation, gross of commissions	(1.7)	(1.3)
Adjustments to installment premiums, gross of commissions	—	(3.7)

Total adjustment to premiums earned	$8.1	$13.2

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refunding of any financial guaranty obligations, as of March 31, 2010:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Second Quarter 2010	$548.9	$11.4	$0.4	$11.8
Third Quarter 2010	537.6	11.3	0.4	11.7
Fourth Quarter 2010	526.6	11.0	0.4	11.4

2010	526.6	33.7	1.2	34.9
2011	484.4	42.2	1.4	43.6
2012	444.6	39.8	1.3	41.1
2013	407.1	37.5	1.2	38.7
2014	371.5	35.6	1.1	36.7

2010 – 2014	371.5	188.8	6.2	195.0
2015 – 2019	220.8	150.7	4.6	155.3
2020 – 2024	116.0	104.8	3.3	108.1
2025 – 2029	52.0	64.0	2.2	66.2
After 2029	—	52.0	3.4	55.4

Total	$—	$560.3	$19.7	$580.0

The following table shows the significant components of the change in our financial guaranty claim liability for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31
	2010	2009
Claim liability at beginning of period	$121.8	$211.5

Incurred losses and LAE:
Increase in gross claim liability	40.1	50.8
Increase in gross potential recoveries	(23.4)	(29.7)
Increase in discount	(2.5)	(14.9)
Decrease in unearned premiums	1.0	0.6

Incurred losses and LAE	15.2	6.8
Paid losses and LAE	(3.6)	(14.7)

Claim liability at end of period	$133.4	$203.6

Components of incurred losses and LAE:
Claim liability established in current period	$0.9	$19.9
Changes in existing claim liabilities	14.3	(13.1)

Total incurred losses and LAE	$15.2	$6.8

Components of increase in discount:
Increase in discount related to claim liabilities established in current period	$(2.1)	$(3.4)
Increase in discount related to existing claim liabilities	(0.4)	(11.5)

Total increase in discount	$(2.5)	$(14.9)

Weighted-Average Risk-Free Rates (used for discounting gross claim liability and gross potential recoveries):

January 1, 2010	4.34%
March 31, 2010	4.39%

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

11. Long-Term Debt

The composition of our long-term debt at March 31, 2010 and December 31, 2009 was as follows:

(In thousands)	March 31 2010	December 31 2009
7.75% Debentures due June 2011	$160,281	$192,137
5.625% Senior Notes due February 2013	255,843	256,357
5.375% Senior Notes due June 2015	249,739	249,728

	$665,863	$698,222

During the first quarter of 2010, we repurchased $31.9 million of outstanding principal of our 7.75% Debentures due in June 2011 at an average purchase price of approximately $0.92 per dollar of principal. As such, we recorded a gain of $2.5 million on these repurchases, which is included in net gains (losses) on other financial instruments on our condensed consolidated statements of operations.

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

In accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we use an annualized effective tax rate to compute our tax expense for the quarter. We adjusted this annual effective tax rate by the following items that were discrete to the first quarter: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year true-ups. Given the uncertainty of the impact of these discrete items for the full year of 2010, which directly affects our ability to estimate our pre-tax income or loss and the associated effective tax rate for the full year of 2010, we believe it is appropriate to treat these items discretely when developing our effective tax rate for the quarter. Future changes in these discrete items during the year will impact our annual effective tax rate.

For federal income tax purposes, we have approximately $1,615 million of net operating loss carryforwards as of March 31, 2010. To the extent not utilized, the net operating loss carryforwards will expire during tax years 2028 through 2030. To protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules, our board of directors has adopted certain tax benefit preservation measures, including an amendment to our amended and restated bylaws and a tax benefit preservation plan.

As of March 31, 2010, we have a deferred tax asset (“DTA”) in the amount of $621.6 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryforward period provided under applicable tax law. Among the more significant positive evidence that we considered in determining the amount

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

of valuation allowance needed is a viable tax planning strategy, which was partially implemented during 2009, of switching the investment portfolio from tax exempt securities to securities that provide fully taxable interest.

As of March 31, 2010, a valuation allowance of approximately $6.9 million was recorded within our $621.6 million net DTA related to certain state NOLs. These state NOLs were generated by our operating subsidiaries and, due to limitations imposed upon the utilization of such NOLs among the various state jurisdictions, it is not more likely than not that these NOLs will be fully utilized during the applicable carryforward periods.

13. Recent Accounting Pronouncements

There were no applicable new accounting pronouncements issued during the quarter ended March 31, 2010. We have adopted the accounting standards updates regarding accounting for transfers of financial assets and improvements to financial reporting by enterprises involving VIEs that became effective on January 1, 2010, as detailed in Note 5.

14. Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for Radian Group:

(In thousands)	March 31 2010	December 31 2009
Investment in subsidiaries, at equity in net assets	$2,582,632	$2,896,852
Total assets	2,712,546	3,088,677
Long-term debt	665,863	698,222
Total liabilities	1,000,185	1,083,683
Total stockholders’ equity	1,712,361	2,004,994
Total liabilities and stockholders’ equity	2,712,546	3,088,677

15. Commitments and Contingencies

In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the court ordered that the cases be consolidated into In re Radian Securities Litigation. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. Plaintiffs filed an amended complaint on July 10, 2009. On May 3, 2010, the court granted our motion to dismiss the amended complaint and dismissed this case with prejudice.

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

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company (“Deutsche Bank”),

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We were in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million, without giving effect to our settlements with Ambac and MBIA of an aggregate of $48 million of the approximately $77 million in total claim liability, as described below. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009, at which time the defendants filed motions to dismiss the action.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represents approximately $21 million of the approximately $77 million in total claim liability. These settlements resolved the declaratory judgment action as it pertains to Ambac and MBIA, and the arbitrations commenced by Ambac and MBIA were dismissed with prejudice. An arbitration hearing with FGIC is expected to be held in the second or third quarter of 2010.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of the Real Estate Settlement Practices Act of 1974 (“RESPA”). We and other mortgage insurers also have been subject to inquiries from the New York Insurance Department (“NYID”), the Minnesota Department of Commerce and the U.S. Department of Housing and Urban Development (“HUD”) relating to our captive reinsurance arrangements.

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

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our current and former employees and directors provide voluntary testimony in this matter. We believe that the investigation generally relates to the previously proposed merger of Radian Group with MGIC Investment Corporation (“MGIC”) and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. This matter is ongoing and no assurance can be given that the SEC will not recommend an enforcement action against us or one or more of our current and former employees or directors.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

proposed adjustments denying the associated tax benefits of these items. In May 2008, the IRS proposed adjustments relating to the 2000 through 2004 tax years, which would increase our tax liability by approximately $121 million for this period. We have appealed these proposed adjustments with the IRS Office of Appeals and have made a “qualified deposit” with the U.S. Department of the Treasury of approximately $85 million to avoid the accrual of the associated above-market-rate interest. In February 2010, the IRS proposed adjustments relating to the 2005 through 2007 tax years, which would increase our tax liability by approximately $6 million. Upon receipt of the 30-day letter, we plan to appeal such proposed adjustments and we may make a “qualified deposit” as described above. Although we disagree with and are contesting with respect to the 2000 through 2004 tax years, and plan to contest with respect to the 2005 through 2007 tax years, the adjustments proposed by the IRS, and believe that our income and loss from these investments were properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the applicable periods, there can be no assurance that we will prevail in opposing the additional tax liability, interest or penalties with respect to this investment. The overall appeals process may take some time, and a final resolution may not be reached until a date many months into the future. Additionally, although we believe, after discussions with outside counsel about the issues raised in the examination and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result, if the outcome of this matter results in liability that differs materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

Radian Group could be required to provide capital support for our mortgage insurance subsidiaries by insurance laws and regulations, the GSEs or the rating agencies. Under Texas insurance regulations, to be an authorized reinsurer, our subsidiary, Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas had statutory surplus of $20.9 million as of March 31, 2010. On March 9, 2010, we received correspondence from the Texas Department of Insurance (“TXDOI”) indicating that it may not agree with our statutory accounting treatment pertaining to the $85 million qualified deposit made with the U.S. Treasury Department under Internal Revenue Code Section 6603 and the accounting treatment relating to approximately $43 million of proposed tax adjustments resulting from our current IRS examination. In all, the TXDOI has proposed a reduction to CMAC of Texas’s statutory surplus of approximately $128 million and, if such adjustments are sustained, would require Radian Group to provide additional capital support to maintain the minimum $20 million statutory surplus. While we disagree with the TXDOI’s proposed adjustments to CMAC of Texas’s statutory surplus and believe that our accounting treatment pertaining to these issues will ultimately prevail, we can give no assurance that Radian Group will not be required to provide the additional capital support required.

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities (“MBS”)). To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $208.6 million of remaining credit exposure.

Under change of control agreements with certain of our officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $16.7 million as of March 31, 2010. In addition, in the event of a change of control under our 2008 long term cash-based incentive plans, we would be required to pay approximately $9.2 million as of March 31, 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $65.0 million in alternative investments ($23.5 million of unfunded commitments at March 31, 2010) that are primarily private equity securities. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

We currently hold a 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance. This company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005, under Brazilian law, as a significant shareholder, it is possible that we could become liable for our proportionate share of the liabilities of the company (our share represents approximately $86 million as of December 31, 2009), if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. The company is currently in compliance with Brazilian minimum capital requirements, although its ability to write new business may be limited.

We also utilize letters of credit to back assumed reinsurance contracts, and medical insurance policies. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at March 31, 2010 and December 31, 2009 were $2.4 million and $2.5 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss. In the first quarter of 2010, we paid losses related to remedies of approximately $2.2 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to an increase in such costs. In the first quarter of 2010, our provision for contract underwriting expenses was approximately $1.6 million and our reserve for contract underwriting obligations at March 31, 2010, was $2.7 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

The Company entered into severance and retention agreements in 2008 that terminated on December 31, 2009. These agreements provided employees with incentives to remain employed with the Company through December 31, 2009. The total cost incurred under these agreements was $26.6 million.

In December 2009, the Company entered into new incentive, retention and severance agreements to provide employees with incentives to remain employed with the Company. If an employee voluntarily leaves or fails to abide by the terms of their agreement, the employee is ineligible to receive any unpaid portion of their benefit. The total cost expected to be incurred under these new agreements is $8.4 million, which is to be recorded in 2010 through 2012.

16. Subsequent Events

Sherman

On May 3, 2010, Radian Guaranty sold to Sherman all of its remaining equity interest in Sherman for approximately $172 million in cash pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010 between Radian Guaranty and Sherman. In addition, Sherman paid a $28.0 million dividend to Radian Guaranty in April 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We expect to record a pre-tax gain of approximately $70 million on the sale in the second quarter of 2010. In addition, under the Sherman Purchase Agreement, we agreed to terminate certain rights we had, including the right to a future contingent payment that would have been payable to Radian Guaranty on December 31, 2013, or earlier upon the closing of a sale of Sherman, upon the achievement of certain criteria.

Public Offering

On May 4, 2010, we announced that we have commenced a registered offering of up to $550 million of our common stock, with an underwriters’ option to purchase additional shares of our common stock, up to an amount equal to 15% of our offering, solely to cover any over-allotments (the “Common Stock Offering”). The Common Stock Offering is subject to market conditions, and there can be no assurance as to whether or when it may be completed, or as to its actual size or terms. We intend to use the net proceeds from the Common Stock Offering to fund working capital requirements and for general corporate purposes, which may include additional capital support for our mortgage insurance business and repurchases of, or payments on, our outstanding long-term debt securities. This quarterly report on Form 10-Q is not an offer to buy or the solicitation of an offer to sell any of our securities, nor will there be any sale of such security in any jurisdiction in which such offer, sale or solicitation would be unlawful. The offering may be made only by means of a prospectus supplement and related base prospectus.

Amendment to Bylaws

Effective April 30, 2010, the Board of Directors of Radian Group (the “Board”) adopted an amendment to Radian Group’s Amended and Restated By-Laws (the “By-Law Amendment”) to impose certain transfer restrictions on any shares of Radian Group’s common stock issued after the effective date of the By-Law Amendment. We have generated substantial NOLs, loss carryforwards and other tax attributes for United States federal income tax purposes (“tax benefits”) that can generally be used to offset its future taxable income and therefore reduce its United States federal income tax obligations. As of March 31, 2010, we had approximately $1.6 billion of NOL carryforwards. Our ability to use these NOL carryforwards and other tax benefits, however, will be adversely affected if we have an “ownership change” as defined under Section 382 of the Internal Revenue Code. In general, an ownership change will occur if the “five-percent shareholders” as defined under Section 382 (“Section 382 five percent shareholders”) collectively increase their ownership in Radian Group (as determined for Section 382 purposes) by more than 50 percentage points over the lowest percentage of stock of Radian Group owned by such shareholders at any time during a rolling three-year testing period. The transfer restrictions in the By-Law Amendment prohibit any person from transferring, directly or indirectly, any of the shares of common stock restricted by the By-Law Amendment if the transfer would (i) create or result in a person becoming a Section 382 five-percent shareholder or (ii) increase the stock ownership of any existing Section 382 five-percent shareholder.

The Board (or a committee thereof) has the discretion to grant exemptions to persons or transactions from the transfer restrictions in the By-Law Amendment, if it determines that the transfer will not be likely to limit the availability of our tax benefits or is otherwise in our best interests.

Radian Group has also proposed an amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) for approval by the stockholders at the 2010 Annual Meeting of Stockholders that imposes substantially similar transfer restrictions on the shares of Radian Group’s common stock that are voted in favor of the amendment. If the proposed Charter Amendment is not approved by our stockholders, it will not become effective and the transfer restrictions in the By-Law Amendment will also terminate. Radian Group’s Tax Benefit Preservation Plan is also subject to stockholder approval at the 2010 Annual Meeting of Stockholders, and if not approved, will also terminate.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Additionally, in general, Radian Group’s Tax Benefit Preservation Plan and the transfer restrictions contained in the By-Law Amendment and in the Charter Amendment will each terminate if (i) not re-approved by our stockholders every three years, (ii) the Board determines that the transfer restrictions contained therein are no longer necessary for the preservation of the tax benefits, or (iii) the Board determines that the potential limitation on the use of the tax benefits under Section 382 is no longer material to us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2009 for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward-Looking Statements-Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner.

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

Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages (“first-liens”). At March 31, 2010, primary insurance on first-liens made up approximately 92.8% of our total first-lien insurance risk in force, and pool insurance on first-liens made up approximately 7.2% of our total first-lien insurance risk in force. Currently, our main business focus is traditional primary mortgage insurance on first-liens.

Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, in the past we have used Radian Insurance or Amerin Guaranty to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages (“second-liens”), credit enhancement on net interest margin securities (“NIMS”), credit default swaps (“CDS”) on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional” or “other risk”). These non-traditional or other risk products were once a growing part of our total mortgage insurance business. However, in light of the deterioration in housing and related credit markets, we stopped writing all non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008.

Reduction of Legacy Risk.    Beginning in 2009, and continuing into 2010, we have pursued and continue to pursue opportunities to reduce our legacy mortgage insurance portfolio and all non-core mortgage insurance risk in force. We executed upon this strategy through a series of commutations, transaction settlements and terminations, including the following notable transactions in the first quarter of 2010:

•

We terminated $102 million of modified pool risk in force. In connection with this termination, we paid $80 million to our counterparty. Since the existing aggregate loss reserves were $89 million relating to these modified pool loans, this termination resulted in approximately $9 million of pre-tax income. Modified pool insurance is included in our primary insurance in force, therefore, this transaction had the effect of reducing our primary insurance in force by $2.6 billion, and reduced our primary delinquency count by 4,429.

•

We terminated certain captive reinsurance arrangements, resulting in a small payment to us from the captive trust accounts in excess of our ceded loss recoverable for these transactions. These amounts are accounted for as claims recoveries.

•

In January 2010, we settled with a counterparty on approximately $21 million of second-lien risk in force for a payment of $11.8 million. We recorded a reduction in our reserve for losses in the fourth quarter of 2009 related to this termination.

•

In the first quarter of 2010, we purchased approximately $59 million face value of NIMS bonds that we insure at a purchase price of $48 million, which approximated the recorded fair value liability for these transactions at December 31, 2009.

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

We have provided direct financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or through CDS. Either form of credit enhancement can provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing protection through CDS, we have been able to participate in transactions involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires similar underwriting and surveillance.

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

In 2008, in light of market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service (“Moody’s”), we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Commensurate with this decision, we reduced our financial guaranty operations, including reductions in our workforce, and have been winding down the business of RAAL. We have also reduced our financial guaranty exposures through commutations in order to eliminate risk and maximize the ultimate capital available for our mortgage insurance business.

Financial Guaranty Exposure Subject to Recapture or Termination.    As a result of ratings downgrades of our financial guaranty insurance subsidiaries, approximately $62.2 billion of our total net par outstanding as of March 31, 2010 (representing 73.0% of our total net par outstanding), remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties.

As of March 31, 2010, also as a result of the downgrades of the financial strength ratings of our financial guaranty insurance subsidiaries, the counterparties to most of our financial guaranty transactions currently have the right to terminate these transactions. If all of these counterparties had terminated these transactions as of March 31, 2010, our net par outstanding would have been reduced by $36.7 billion, with a corresponding decrease in unearned premium reserves of $10.5 million and a decrease in the present value of expected future installment premiums of $140.1 million. Net unrealized losses on derivatives of $149.7 million would also have been reversed had these transactions been terminated. We have no transaction where our counterparty currently has the right to terminate the transaction with settlement on a mark-to-market basis due to the financial strength downgrades.

All of our unaffiliated reinsurance customers have the right to recapture business previously ceded to us due to downgrades of our financial guaranty financial strength ratings. As of March 31, 2010, $25.5 billion of our net assumed par outstanding (included in total net par outstanding) was subject to recapture. If all of this business was recaptured as of March 31, 2010, the impact on our financial statements would have been as follows:

Statement of Operations
(In millions)
Decrease in assumed premiums written	$(268.1)

Decrease in net premiums earned	$(28.4)
Increase in change in fair value of derivative instruments	13.4
Decrease in policy acquisition costs	1.5
Decrease in provision for losses	13.5

Effect on pre-tax income	$—

Balance Sheet
(In millions)
Decrease in:
Cash	$203.2
Deferred policy acquisition costs	80.5
Accounts and notes receivable	35.3
Derivative assets	1.9
Unearned premiums	239.6
Reserves for losses and loss adjustment expenses (“LAE”)	65.4
Derivative liabilities	15.9

Assuming all of this reinsurance business was recaptured as of March 31, 2010, Radian Asset Assurance’s statutory surplus would have increased by approximately $157.0 million, primarily as a result of the release of contingency reserves. The net present value of installment premiums on derivative contracts would have decreased by $6.1 million.

Financial Services

At March 31, 2010, our financial services segment mainly consisted of our 28.7% equity interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm. Our financial services segment also included our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company which we wrote off completely in 2007 and whose operations are currently in run-off.

Sherman.    Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy-plan consumer assets, which are generally unsecured, that Sherman typically purchases at deep discounts from national financial institutions and major retail corporations and upon which it subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has certain other similar ventures related to consumer assets.

Radian Guaranty received a $1.5 million dividend from Sherman in the first quarter of 2010, and an additional $28.0 million dividend in April 2010. On May 3, 2010, we sold to Sherman all of our remaining equity interest in Sherman for approximately $172 million in cash pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010 between Radian Guaranty and Sherman.

Ratings

Our holding company, Radian Group, currently is rated CCC (Stable) by S&P and Caa1 (Negative outlook) by Moody’s. Our principal operating subsidiaries have been assigned the following financial strength ratings:

	MOODY’S (1)		S&P (1)
Radian Guaranty	Ba3		B+
Radian Insurance	B1		B+	(2)
Amerin Guaranty	Ba3		B+
Radian Asset Assurance	Ba1		BB-
RAAL	Ba1	(2)	(3)

(1)	Moody’s and S&P’s ratings outlook for all our insurance subsidiaries is currently Negative.
(2)	We have requested that these ratings be withdrawn.
(3)	Ratings have been withdrawn.

Recent Ratings Actions—Moody’s

On February 4, 2010, Moody’s affirmed the insurance financial strength ratings, with Negative outlook, of our mortgage insurance subsidiaries based on Moody’s view that our mortgage insurance capital position had not materially changed over the past year, with the deterioration in the delinquency rate offset by run-off and terminations of second-lien and pool portfolios as well as our purchase of NIMS bonds that we insure at a discount to par. According to Moody’s, the Negative outlook reflects the risk of losses being in excess of current estimates, including possible stress at Radian Asset Assurance, the uncertain industry dynamics and the challenging economic environment. Although Moody’s has indicated that Radian Guaranty is relatively well positioned to take advantage of the current market conditions given its stronger relative capital profile, it noted the uncertainty surrounding the private mortgage industry as the U.S. government evaluates possible substantial changes to Fannie Mae and Freddie Mac. Moody’s also downgraded the senior debt rating of Radian Group to Caa1 from Ba3.

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The prolonged downturn in the housing and related credit markets, characterized by a decline in home prices in certain markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our business segments. There is a great deal of uncertainty regarding our ultimate loss performance. The potential for a deepening and prolonged recession in the U.S., including sustained high unemployment rates or a delay in any meaningful economic recovery, may add further stress on the performance of our insured assets. Conversely, our performance may be positively affected by private and governmental initiatives to support homeowners and to stimulate the economy, and by a further stabilization of the economy and housing market.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults.    Our first-lien primary default rate at March 31, 2010 was 17.6%. The number of first-lien defaults decreased 5.3% during the first quarter of 2010, compared to no incremental change in defaults in the fourth quarter of 2009 and a 12.7% increase in first-lien defaults during the third quarter of 2009. Our inventory of first-lien defaults further decreased by approximately 1% in April 2010. Despite this positive trend, which may be in part due to seasonal trends, default rates continue to remain elevated due to high unemployment and continued weakness in the U.S. housing and mortgage credit markets. Overall, the underlying trend of higher defaults continues to be driven by poor performance of our late 2005 through 2008 books of business. Defaults have remained at elevated levels across all our mortgage insurance product lines, including our insured portfolio of prime, first-liens. In addition, a slowdown in mortgage foreclosures, and consequently a slowdown in claims submitted to us, due to the moratoriums imposed by various government entities and lenders, has continued to contribute to the high level of our default inventory. Our modeled loan default projections assume that the delinquency level will decrease by the end of 2010 compared to the year end 2009.

•

Loss Provision.    Our mortgage insurance loss provision at March 31, 2010, was negatively impacted by an increase in loss reserves due to an increase in our severity assumptions, higher loan balances on delinquent loans and the aging of our delinquent loans, offset, in part, by lower defaults. In particular, in the first quarter of 2010, we refined the component of the loss reserving estimate relating to severity on delinquencies and pending claims, by replacing average severities for similar loan groups with a more specific loan-level input. This contributed significantly to the severity increase. Our mortgage insurance loss provision continues to be positively impacted by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud or other factors. Our current level of rescissions and denials is significantly higher than historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during late 2005 through 2008) that are in our default inventory, as well as our efforts to examine more claims. We expect this increased level of rescissions and denials to continue in the current environment, in particular with respect to our late 2005 through 2008 insured portfolios.

Total mortgage insurance claims paid in the first quarter of 2010 were $266.8 million, compared to $220.9 million and $254.3 million for the third and fourth quarters of 2009, respectively. Claims paid in the first quarter of 2010 include $90.5 million related to first- and second-lien terminations. Claims paid in the third quarter of 2009 include $22.3 million related to second-lien terminations, which was more than offset by $107.7 million of recoveries related to captive terminations. Claims paid in the fourth quarter of 2009 include $197.7 million related to first-lien terminations offset by $25.2 million of recoveries related to captive terminations. Legislation and loan modification programs by the U.S. Treasury and certain of our lender-customers aimed at mitigating the current housing downturn had a positive impact on our business by reducing the number of defaults going to claim. Many of these programs are still being implemented and we cannot be certain of their ultimate impact on our business, results of operations, or the timing of this impact. In addition, various government entities and lenders have imposed moratoriums on foreclosures, some of which have recently been lifted. We expect to experience an increase in claims paid during the remainder of 2010, and expect claims paid in 2010 to be approximately $1.5 billion as these moratoriums expire or are lifted.

•

Smart Home/Captives.    We have protection on some of our losses that have occurred and may occur in the future related to riskier primary mortgage insurance products that we reinsured through transactions (referred to as “Smart Home”) that effectively transferred risk to investors in the capital markets. Approximately 3.3% of our primary mortgage insurance risk in force was included in Smart Home transactions at March 31, 2010. Our mortgage insurance provision for losses for the three months ended March 31, 2010 increased by $22.7 million due to a reduction in estimated recoverables from Smart Home. Ceded losses recoverable related to Smart Home were $108.5 million at March 31, 2010. In addition to Smart Home, we have transferred a substantial portion of our mortgage insurance risk to captive reinsurance companies affiliated with our lender customers. All of our captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. We expect that some of the captives that are now in run-off will be terminated. Our mortgage insurance provision for losses for the three months ended March 31, 2010, increased by $2.6 million due to changes in estimated recoverables from captive reinsurance transactions. Ceded losses recoverable on captive reinsurance transactions were $487.8 million at March 31, 2010.

We have received total cash reinsurance recoveries from Smart Home and captive reinsurance arrangements of approximately $210.7 million. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. We are approaching the maximum amount that we may record as recoverables under our Smart Home and captive reinsurance arrangements; therefore, we expect a limited amount of incremental recoverables booked from these arrangements in future years. Most of the actual cash recoveries, however, are expected to be received over the next few years.

•

New Insurance Written.    We wrote $1.9 billion of new mortgage insurance in the first quarter of 2010, representing a decrease of 66.2% compared to the first quarter of 2009. This decrease is mainly the result of our more restrictive underwriting guidelines, the absence of a secondary market for mortgage securitizations (other than the GSEs) and most significantly, increased competition from the Federal Housing Administration (“FHA”), which is currently insuring over 80% of the total mortgage insurance market. Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, we have experienced improvement in the credit profile of our mortgage insurance portfolio. For the quarters ended March 31, 2010 and 2009, almost all of our new business production was categorized as prime business. In addition, Fair Isaac and Company (“FICO”) scores for the borrowers of these insured mortgages have increased, while the loan-to-value (“LTV”) on these mortgages have decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•

Persistency.    The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any twelve-month period, was 81.0% for the twelve months ended March 31, 2010, compared to 87.0% for the twelve months ended March 31, 2009. The persistency rate at March 31, 2010 was impacted by the termination of certain of our mortgage insurance transactions during 2009 and the first quarter of 2010 as discussed above. Excluding these terminations, the persistency rate would have been 87.5% for the twelve months ended March 31, 2010. We expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

Discontinued Non-Traditional Products

•

NIMS.    Our total principal exposure to NIMS was $292.1 million at March 31, 2010, substantially all of which we expect to result in credit losses. We began paying principal claims on our insured NIMS during 2009 and expect that most claim payments will be made in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of March 31, 2010 was $256.7 million and is recorded as variable interest entity (“VIE”) debt and derivative assets. Our carrying value includes the net present value of our total expected credit losses and incorporates the market’s perception of our non-performance risk. The difference between our total expected credit losses and the carrying value of our net liability is $35.4 million and is expected to be recognized over the remaining life of the NIMS as the discount is accreted. As part of our loss mitigation initiatives, during the first quarter of 2010, we continued to purchase additional NIMS that we guaranteed, which reduced our principal exposure by $58.6 million during the first quarter of 2010. We expect to pursue the purchase of additional NIMS at a discount throughout the remainder of 2010, which could help to mitigate our ultimate losses.

•

Second-liens.    Our second-lien loss reserves decreased during the first quarter of 2010 to approximately $30.5 million. Our premium deficiency reserve for second-liens decreased during the first quarter of 2010 by approximately $1.2 million to $24.1 million at March 31, 2010. As of March 31, 2010, we had total reserves (comprising the loss reserves and premium deficiency reserves) of $54.6 million against our second-lien portfolio, or 24.1% of the total remaining exposure.

•	Mortgage Insurance CDS. During 2009, we terminated all of our domestic mortgage insurance CDS transactions. As a result, we no longer have any exposure to domestic mortgage insurance CDS.

Our exposure to international mortgage insurance CDS at March 31, 2010 consisted of one CDS referencing residential mortgage-backed securities (“RMBS”) related to mortgage loans in the Netherlands. This CDS contains prime, low LTV mortgages. Our exposure to this transaction was approximately $120.2 million as of March 31, 2010, with remaining subordination of $14.9 million. Our insurance covers several tranches in this transaction, which are rated between BBB and AAA, with over half of our exposure in the AAA category. This transaction is performing well, and we do not currently expect to pay claims on this transaction.

Financial Guaranty

•

Net Par Outstanding.    Our financial guaranty net par outstanding decreased in the first quarter of 2010 by $2.2 billion. Year-over-year, our net par outstanding decreased from $102.8 billion to $85.2 billion as of March 31, 2010. The reduction in net par outstanding during the past year was primarily due to the commutation of a significant portion of our net par assumed from one financial guaranty insurer ($9.8 billion), along with negotiated settlements of certain CDOs, counterparties exercising their early terminations rights due to our ratings downgrades, prepayments or refundings of public finance transactions and the amortization or scheduled maturity of our insured portfolio. In light of our decision in 2008 to discontinue writing new financial guaranty business for the foreseeable future, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to prudently reduce our financial guaranty risk in force.

•

Credit Performance.    Based on our internal ratings, we experienced increases in the amount of our net par outstanding that was rated AAA and also that was rated below investment grade (“BIG”) during the first quarter of 2010. The credit performance of our insured corporate CDO portfolio improved during the first quarter of 2010, resulting in an increase in the AAA-rated portion of our total financial guaranty insurance portfolio. Based on our internal ratings, AAA-rated credits increased to 43.0% of our aggregate net par outstanding as of March 31, 2010 from 41.2% as of December 31, 2009. At the same time, we experienced an increase in the BIG portion of our financial guaranty insurance portfolio, which increased during the quarter to 6.1% of our aggregate net par outstanding as of March 31, 2010 from 5.5% as of December 31, 2009. This increase in the net par outstanding of BIG credits was primarily due to credit deterioration in the TruPs, the second-to-pay collateralized loan obligations (“CLO”), and to a lesser extent, the Alternative A (“Alt-A”) RMBS segments of our insured portfolio.

Our directly insured corporate CDO portfolio, representing 84.5% of the net par outstanding of our total CDO portfolio at March 31, 2010, remains highly rated based on our internal ratings, with 86.4% of this net par outstanding rated AAA, an increase from 81.9% as of December 31, 2009. Only 1.1% of the net par outstanding of our directly insured corporate CDO portfolio is rated BIG as of March 31, 2010, a reduction from 2.2% as of December 31, 2009.

Our portfolio of directly insured TruPs bonds, each directly insured bond representing a senior tranche of a CDO comprising mainly of TruPs, continued to deteriorate during the first quarter of 2010, with subordination and interest coverage ratio levels in these transactions being further reduced by defaults and interest deferrals by issuers of TruPs in the CDO collateral pools. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our TruPs CDO portfolio.

The collateral underlying our four CDOs of commercial mortgage-backed securities (“CMBS”) transactions continued to deteriorate during the first quarter of 2010. As of March 31, 2010, total delinquencies in the CMBS collateral pools ranged from 5.8% to 7.2% across the four CDOs of CMBS, an increase from a range of 4.7% to 5.8% as of December 31, 2009. Of the 127 CMBS tranches (or pari passu interests in tranches) comprising the collateral for our insured CDOs of CMBS transactions as of March 31, 2010, 41 of them have been downgraded by Moody’s from Aaa to between Aa1 and Ba1 and 75 have been downgraded from AAA to between AA+ and B by S&P. There is some risk in CMBS securitizations that the underlying loan collateral cannot be refinanced when due. Approximately 18.3%

of the underlying loans will come due through the end of 2014. Additionally, approximately 13.5%, 45.7% and 20.0% of the underlying loans come due in 2015, 2016 and 2017, respectively.

The credit performance of our directly insured CDO of ABS transactions continued to stabilize during the first quarter of 2010 with one transaction, with $150.0 million of exposure maturing as scheduled in March 2010. The credit performance of our other directly insured CDO of ABS transaction did not change significantly during the quarter. Notwithstanding this stabilization, substantial deterioration of the underlying collateral has already occurred. As a result, we still expect to begin paying claims related to interest shortfalls on this transaction in 2011, and possibly earlier, if the deterioration is worse than projected. However, due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we still believe that our ultimate principal losses for this transaction could be substantially all of our total principal exposure. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our CDO of ABS.

There was some downward rating migration during the first quarter of 2010 among the second-to-pay CLOs included in our insured portfolio. As of March 31, 2010, these second-to-pay transactions were internally rated between AA- and BB+, compared with internal ratings between AA and A+ as of December 31, 2009.

The credit quality of the $595.4 million of net par outstanding domestic non-CDO RMBS in our financial guaranty insured portfolio also deteriorated in the first quarter of 2010, primarily due to an increase in the BIG exposure in the Alt-A RMBS portfolio. The Alt-A RMBS portfolio experienced an increase in its BIG net par outstanding from 47.4% to 80.0%, and our total BIG net par outstanding (based on our internal ratings) to domestic non-CDO RMBS increased from 48.9% of net par outstanding as of December 31, 2009 to 59.3% as of March 31, 2010.

Credit deterioration in our insured public finance transactions continued during the first quarter of 2010, primarily due to the stress from general adverse economic conditions. In particular, the overall financial condition of obligors in our insured healthcare and long-term care portfolios continue to weaken, although we have seen some stabilization and modest improvement in certain credits in these sectors as institutions continue to take measures to reduce costs, improve revenues, and implement strategies designed to permit them to better adapt to changing and difficult economic conditions. Our insured education portfolio also continued to experience stress during the first quarter of 2010, although relatively stronger equity markets have helped to stabilize the investment portfolios of many of these institutions. The lagging impact of the economic downturn on the fiscal performance of state and local governments continues to be realized. However, the states and municipalities included within our government-related insured credits have generally been able to manage this stress to date. Our insured public finance portfolio remains highly rated, with 96.2% rated investment grade (at least BBB-) internally as of March 31, 2010, compared to 96.5% as of December 31, 2009. We still anticipate that credit deterioration will continue for the remainder of 2010, as public finance issuers use accumulated cash balances and surpluses to address budget shortfalls and operating deficiencies.

Financial Services

Net income for Sherman decreased by approximately 30% for the first quarter of 2010, compared to the first quarter of 2009. Reduced business volumes led to a decrease in revenues from Sherman’s credit card origination business, which was partially offset by a decrease in operating and servicing expenses. Our share of Sherman’s net income was $8.0 million for the first quarter of 2010, compared to $10.6 million for the first quarter of 2009. See Note 7 and Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations—Consolidated

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

The following table summarizes our consolidated results of operations for the quarters ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31		% Change
	2010	2009	2010 vs. 2009
Net loss	$(310.4)	$(217.4)	42.8%
Net premiums written—insurance	155.5	156.8	(0.8)
Net premiums earned—insurance	198.3	211.2	(6.1)
Net investment income	45.4	56.3	(19.4)
Change in fair value of derivative instruments	(78.0)	(284.4)	(72.6)
Net (losses) gains on other financial instruments	(43.6)	25.1	n/m
Net impairment losses recognized in earnings	—	(0.8)	n/m
Other income	5.8	4.1	41.5
Provision for losses	543.9	326.8	66.4
Provision for premium deficiency	(1.2)	(48.2)	(97.5)
Policy acquisition costs	14.9	14.0	6.4
Other operating expenses	65.1	51.6	26.2
Interest expense	10.8	12.3	(12.2)
Equity in net income of affiliates	8.1	10.6	(23.6)
Income tax benefit	(187.1)	(117.0)	60.0

n/m – not meaningful

Net Loss.    We incurred a net loss of $310.4 million for the first quarter of 2010 or $3.77 per share (diluted), compared to a net loss of $217.4 million or $2.69 per share (diluted) for the first quarter of 2009. Our results for the first quarter of 2010 compared to 2009 were negatively impacted by an increase in the provision for losses in our mortgage insurance segment and net losses on other financial instruments. Partially offsetting these items, was a decrease in the loss on derivative instruments and an increase in the income tax benefit.

Net Premiums Written and Earned.    Consolidated net premiums written for the first quarter of 2010 were $155.5 million, a decrease of $1.3 million or 0.8% from $156.8 million written in the first quarter of 2009. Consolidated net premiums earned for the first quarter of 2010 were $198.3 million, a decrease of $12.9 million or 6.1% from $211.2 million earned in the first quarter of 2009. Premiums earned in the first quarter of 2010 compared to 2009 decreased in part due to a reduction in premiums earned in our financial guaranty business as a result of the commutation of $9.8 billion in net par outstanding in the second quarter of 2009.

Net Investment Income.    Net investment income of $45.4 million for the first quarter of 2010 declined by $10.9 million or 19.4% from $56.3 million in the first quarter of 2009. This decrease in net investment income was due to a decrease in yields on invested assets, primarily as a result of a significant increase in the allocation of the portfolio to short-term investments in anticipation of increasing claim payments in our mortgage insurance segment. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments.    For the quarter ended March 31, 2010, the change in fair value of derivative instruments was a net loss of $78.0 million, compared to a net loss of $284.4 million for the quarter ended March 31, 2009. The components of the gains (losses) included in change in fair value of derivative instruments for the quarter ended March 31, 2010 and 2009 are detailed as follows:

	Three Months Ended March 31
	2010	2009
Net premiums earned—derivatives	$12.1	$14.7
Financial Guaranty credit derivatives	(84.1)	(267.8)
Financial Guaranty VIE derivative liabilities	(3.2)	—
NIMS	(0.2)	(4.3)
Mortgage Insurance domestic and international CDS	—	(21.4)
Put options on committed preferred custodial trust securities (“CPS”)	(2.1)	(0.9)
Other	(0.5)	(4.7)

Change in fair value of derivative instruments	$(78.0)	$(284.4)

During the first quarter of 2010, credit spreads on our insured corporate CDO transactions tightened, which resulted in unrealized gains on these transactions that were offset by the tightening of our Radian Group CDS spread during the quarter. Credit spreads on our other insured CDOs did not experience similar spread tightening, and therefore, the change in fair value of these transactions was impacted primarily by the tightening of Radian’s CDS spread. During the first quarter of 2009, the spreads on our insured transactions widened while Radian Group’s CDS spread tightened, resulting in a larger loss in the first quarter of 2009 as compared to the first quarter of 2010.

As a result of the consolidation of certain VIEs in which we are the primary beneficiary during the first quarter of 2010, amounts which had previously been reported in change in fair value of derivative instruments are currently reported as change in fair value of VIE debt, which is included in net (losses) gains on other financial instruments.

The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets. The five-year CDS spread is presented as an illustration of the market’s view of our non- performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

	March 31 2010	December 31 2009	March 31 2009	January 1 2009
Radian Group five-year CDS spread	983	1,530	2,052	2,466
(in basis points)

Product (In millions)	Cumulative Unrealized Gain at March 31, 2010	Cumulative Unrealized Gain at December 31, 2009
Corporate CDOs	$531.4	$629.0
Non-Corporate CDO-related	1,495.1	1,730.9
NIMS-related and other	60.7	108.7

Total	$2,087.2	$2,468.6

Net (Losses) Gains on Other Financial Instruments.    Net losses on other financial instruments for the first quarter of 2010 were $43.6 million, compared to $25.1 million of net gains for the first quarter of 2009. The components of the net (losses) gains on other financial instruments are as follows:

	Three Months Ended March 31
(In thousands)	2010	2009
Net gains related to change in fair value of hybrid securities and trading securities	$74.5	$34.7
Net realized losses on investments	(15.8)	(16.2)
Gain on the repurchase of long-term debt	2.5	—
Net (losses) gains related to realized losses and change in fair value of NIMS VIE debt	(30.7)	6.6
Loss related to change in fair value of Financial Guaranty VIE debt	(74.1)	—

	$(43.6)	$25.1

Net Impairment Losses Recognized in Earnings.    There was a negligible amount of impairment losses recognized in earnings in the first quarter of 2010, compared to $0.8 million for the first quarter of 2009. Net impairment losses for 2009 included larger impairments on fixed maturity investments available for sale and equity securities available for sale as compared to 2010 impairments.

Other Income.    Other income was $5.8 million for the first quarter of 2010, compared to $4.1 million for the first quarter of 2009. This increase is a result of earnings related to VIE assets in our financial guaranty segment, which is included in other income. This increase was partially offset by a decrease in contract underwriting income for the first quarter of 2010 from the comparable period of 2009.

Provision for Losses.    The provision for losses for the first quarter of 2010 was $543.9 million, an increase of $217.1 million from $326.8 million for the first quarter of 2009. The provision for losses for the first quarter of 2010 was negatively impacted by an increase in our mortgage insurance provision for losses, which was primarily caused by the aging of existing defaults, increases in severity assumptions and an increase in delinquent loan sizes, all of which resulted in higher loss reserves. See “Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009—Provision for Losses” below for further information. The provision for losses for our financial guaranty segment was higher in the first quarter of 2010 as compared to the first quarter of 2009 in the public finance reinsurance and structured finance direct lines of business due to a reduction in the 2009 provision for losses due to favorable developments which resulted in changes in estimated claims expected. The provision for losses in the first quarter of 2010 was lower than the first quarter of 2009 in the public finance direct and structured finance reinsurance lines of business due to some deterioration in these lines of business in the first quarter of 2009.

Provision for Premium Deficiency.    The provision for second-lien premium deficiency decreased by $1.2 million in the first quarter of 2010 compared to a decrease of $48.2 million in the first quarter of 2009. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust the premium deficiency reserve, as necessary, as actual losses are incurred and premiums are received. In the first quarter of 2009 and 2010, the reserve for second-lien premium deficiency was reduced due to the transfer of premium deficiency reserves to loss reserves.

Policy Acquisition Costs.    Policy acquisition costs were $14.9 million for the first quarter of 2010, an increase of $0.9 million or 6.4% from $14.0 million for the first quarter of 2009. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated at least quarterly.

The total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. During the first quarter of 2010, we updated our loss estimates in our mortgage insurance segment, which resulted in an increase in the amortization of policy acquisition costs. In the second quarter of 2009, we commuted $9.8 billion of financial guaranty net par outstanding, which resulted in our accelerating $8.9 million of policy acquisition costs and reducing the base asset to be amortized.

Other Operating Expenses.    Other operating expenses were $65.1 million in the first quarter of 2010 compared to $51.6 million in the first quarter of 2009. The increase in other operating expenses in 2010 compared to 2009 is primarily due to a $17.5 million increase in compensation expense related to incentive plans, including cash-settled equity awards, which are correlated to changes in our stock price, during the first quarter of 2010.

Interest Expense.    Interest expense for the first quarter of 2010 was $10.8 million, a decrease from $12.3 million for the first quarter of 2009. These amounts reflect interest on our long-term debt. In January 2010 and August 2009, we repurchased approximately $31.9 million and $57.7 million, respectively, of outstanding principal amount of our 7.75% debentures due in June 2011. On August 6, 2009, we terminated our revolving credit facility and paid down the remaining balance of $100 million.

Equity in Net Income of Affiliates.    Equity in net income of affiliates was $8.1 million in the first quarter of 2010, compared to $10.6 million in the first quarter of 2009. For more information, see “Results of Operations—Financial Services” below.

Income Tax Benefit.    We recorded an income tax benefit of $187.1 million for the first quarter of 2010, or an effective tax rate of 37.6%. For the first quarter of 2009, we recorded an income tax benefit of $117.0 million or an effective tax rate of 35.0%. The effective tax rates for the three months ended March 31, 2010 and March 31, 2009 were mainly impacted by tax-exempt interest income, state and foreign taxes, and tax expense relating to uncertainty in income taxes. For the three months ended March 31, 2010, we booked an income tax benefit based on a projected annual effective rate. For the three months ended March 31, 2009, we booked an income tax benefit based on actual results of operations and as a result, the comparability between years has been affected.

Results of Operations—Mortgage Insurance

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

The following table summarizes our mortgage insurance segment’s results of operations for the quarters ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31		% Change
	2010	2009	2010 vs. 2009
Net loss	$(236.5)	$(88.8)	n/m
Net premiums written—insurance	157.0	162.0	(3.1)%
Net premiums earned—insurance	177.3	177.9	(0.3)
Net investment income	26.4	31.3	(15.7)
Change in fair value of derivative instruments	0.2	(28.6)	n/m
Net (losses) gains on other financial instruments	(1.4)	13.1	n/m
Net impairment losses recognized in earnings	—	(0.8)	n/m
Other income	1.8	3.8	(52.6)
Provision for losses	529.1	321.7	64.5
Provision for premium deficiency	(1.2)	(48.2)	n/m
Policy acquisition costs	10.5	5.7	84.2
Other operating expenses	46.2	35.7	29.4
Interest expense	2.1	5.5	(61.8)
Income tax benefit	(145.8)	(35.1)	n/m

n/m – not meaningful

Net Loss.    Our mortgage insurance segment’s net loss for the first quarter of 2010 was $236.5 million, compared to an $88.8 million net loss for the first quarter of 2009. The results for 2010 were impacted by an increase in the provision for losses as a result of an increase in severity, the aging of delinquencies and an increase in the average loan size, which was partially offset by a decrease in the change in fair value of derivative instruments and an increase in the income tax benefit.

Net Premiums Written and Earned.    Net premiums written were $157.0 million for the first quarter of 2010, a decrease of $5.0 million or 3.1% compared to $162.0 million written in the first quarter of 2009. Net premiums earned in the first quarter of 2010 were $177.3 million, a decrease of $0.6 million or 0.3% compared to $177.9 million earned in the first quarter of 2009. Premiums written decreased during 2010 primarily as the result of the overall industry-wide decrease in the volume of primary new insurance written. During 2009, we reduced the amount of international business we wrote and terminated certain international transactions, which resulted in a reduction of premiums earned from this business in 2010.

The following table provides additional information related to premiums written and earned for the three month periods indicated:

	Three Months Ended March 31
	2010	2009
Premiums written (in thousands)
Primary and Pool Insurance	$157,413	$161,414
Second-lien (1)	(455)	(86)
International	74	631

Total Premiums written—insurance	$157,032	$161,959

Premiums earned (in thousands)
Primary and Pool Insurance	$174,112	$170,547
Second-lien	511	1,236
International	2,716	6,100

Total Premiums earned—insurance	$177,339	$177,883

Smart Home (in thousands)
Ceded premiums written	$2,322	$2,691
Ceded premiums earned	$2,322	$2,691

(1)	Reflects the termination of certain second-lien reinsurance transactions.

Net Investment Income.    Net investment income attributable to our mortgage insurance segment for the first quarter of 2010 was $26.4 million, compared to $31.3 million for the first quarter of 2009. The decrease in investment income in 2010 compared to 2009 reflects a decrease in yields related to invested assets as a result of a reallocation of our investment portfolio to shorter term investments in anticipation of future claim payments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments.    The change in fair value of derivative instruments was a gain of $0.2 million for the first quarter of 2010, compared to a loss of $28.6 million for the first quarter of 2009. Certain transactions which had a negative impact on the change in fair value of derivative instruments in the first quarter of 2009 were subsequently terminated in 2009.

The components of the (losses) gains included in change in fair value of derivative instruments for our mortgage insurance segment are as follows:

	Three Months Ended March 31
	2010	2009
Net premiums earned—derivatives	$0.1	$1.0
NIMS	(0.2)	(4.3)
Mortgage Insurance domestic and international CDS	—	(21.4)
Other	0.3	(3.9)

Change in fair value of derivative instruments	$0.2	$(28.6)

Net (Losses) Gains on Other Financial Instruments.    Net losses on other financial instruments in our mortgage insurance business were $1.4 million for the first quarter of 2010, compared to $13.1 million of net gains for the first quarter of 2009. The components of the (losses) gains on other financial instruments are as follows:

	Three Months Ended March 31
(In thousands)	2010	2009
Net gains related to change in fair value of hybrid securities and trading securities	$24.6	$25.3
Net realized gains on investments	4.2	(18.8)
Gain on the repurchase of long-term debt	0.5	—
Net (losses) gains related to realized losses and change in fair value of NIMS VIE debt	(30.7)	6.6

	$(1.4)	$13.1

Net Impairment Losses Recognized in Earnings.    There was a negligible amount of impairment losses recognized in earnings in the first quarter of 2010, compared to $0.8 million for the first quarter of 2009. Net impairment losses for the first quarter of 2009 included larger impairments on fixed maturity investments available for sale and equity securities available for sale as compared to impairments during the first quarter of 2010.

Other Income.    Other income for the first quarter of 2010 was $1.8 million, a $2.0 million decrease from $3.8 million in the first quarter of 2009, as a result of a decline in income related to contract underwriting resulting from the overall decline in mortgage origination volume.

Provision for Losses.    The provision for losses for the first quarter of 2010 was $529.1 million, compared to $321.7 million for the first quarter of 2009. Claims paid for the first quarter of 2010 were $357.3 million, the decrease in reinsurance recoverables was $25.3 million and the increase in loss reserves was $146.5 million. Our increase in loss reserves in the first quarter of 2010 was negatively impacted by the aging of existing defaults, increases in severity assumptions and an increase in delinquent loan sizes, all of which require a higher loss reserve. Also, in the first quarter of 2010, we refined the component of the loss reserving estimate relating to severity on delinquencies and pending claims, by replacing average severities for similar loan groups with a more specific loan-level input. This refinement contributed significantly to the reserve increase. The provision for losses for the first quarter of 2009 and 2010 includes the effect of increased levels of estimated insurance rescissions and claim denials, which have resulted in a lower default to paid claim rate used as compared to historical levels in determining our loss reserve estimate. Our projected default to paid claim rate for the delinquent portfolio (net of denials and rescissions) increased from 36% at December 31, 2009 to 37% at March 31, 2010. In the first quarter of 2010, the incremental change in estimated rescissions and denials had an insignificant impact on our provision for losses, while in the first quarter of 2009, the increased estimate of rescissions and denials included in our loss reserve estimate reduced our provision for losses by approximately $342 million. In addition, during the first quarter of 2010, we rescinded or denied approximately $277 million of first-lien claims submitted to us for payment (“submitted claims”), compared to approximately $158 million for the first quarter of 2009. Of the $277 million of claims rescinded or denied in 2010, approximately $157 million related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial, while approximately $120 million related to claims in which we were in a second loss position and regardless of such rescission or denial would not have necessarily been responsible to pay the claim as a result of deductibles and other exposure limitations included in our policies. For the first quarter of 2009, the comparable first and second loss submitted claims rescinded or denied were $79 million each. These amounts also include a small amount of submitted claims that were subsequently withdrawn by the insured. We believe that the elevated levels of insurance rescissions and claim denials and the elevated levels of defaults are related, and are to a large extent the result of underwriting deficiencies which existed during 2005 through 2008.

The following table shows the cumulative denial and rescission rates as of March 31, 2010 on our first-lien portfolio in the quarter the claims were received for the periods indicated:

	Claim Received Quarter	Cumulative Rescission Rate for each quarter (1)	Percentage of Claims Resolved (2)
Structured	Q1 2008	16.6%	100%
	Q2 2008	17.0%	100%
	Q3 2008	23.5%	100%
	Q4 2008	28.7%	99%
	Q1 2009	29.8%	95%
	Q2 2009	28.6%	91%
	Q3 2009	21.3%	80%

Flow	Q1 2008	8.6%	100%
	Q2 2008	10.0%	100%
	Q3 2008	17.0%	99%
	Q4 2008	16.7%	98%
	Q1 2009	20.6%	95%
	Q2 2009	19.8%	89%
	Q3 2009	14.0%	78%

Total	Q1 2008	12.4%	100%
	Q2 2008	13.5%	100%
	Q3 2008	20.1%	99%
	Q4 2008	22.4%	98%
	Q1 2009	25.0%	95%
	Q2 2009	24.1%	90%
	Q3 2009	17.1%	79%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent the cumulative rate for each quarter presented in the table above, as of March 31, 2010, based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.
(2)	For each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the fourth quarter of 2009 and the first quarter of 2010, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

Provision for Premium Deficiency.    The provision for second-lien premium deficiency was a decrease of $1.2 million in the first quarter of 2010, compared to a decrease of $48.2 million in the first quarter of 2009. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust a premium deficiency reserve, if necessary, as actual losses are incurred and premiums received. In the first quarter of 2009 and 2010, the reserve for second-lien premium deficiency was reduced due to the transfer of premium deficiency reserves to loss reserves. In the first quarter of 2010, this decrease was offset by a slight change in our estimates of premiums, losses and expenses. In the first quarter of 2009, we terminated certain second-lien transactions at less than our estimate, which had the effect of reducing our premium deficiency reserve. See “Critical Accounting Policies—Reserve for Premium Deficiency” below for a description of our reserving process.

Policy Acquisition Costs.    Policy acquisition costs were $10.5 million for the first quarter of 2010, an increase from $5.7 million for the first quarter of 2009. The increase in policy acquisition costs in the first quarter of 2010 resulted from a change in our estimated loss rate assumptions which resulted in an acceleration of amortization.

Other Operating Expenses.    Other operating expenses were $46.2 million for the first quarter of 2010, an increase of $10.5 million or 29.4% compared to $35.7 million for the first quarter of 2009. The increase in other operating expenses in the first quarter of 2010 was primarily due to an increase in compensation expense related to incentive plans, including cash-settled equity awards, which are correlated to our stock price. This increase was partially offset by a decrease in compensation expense related to contract underwriting. Contract underwriting expenses for the quarters ended March 31, 2010 and 2009, including the impact of reserves for remedies, were $1.7 million and $5.5 million, respectively. During the first quarter of 2010, loans underwritten via contract underwriting for flow business accounted for 19.6% of applications, 16.9% of commitments for insurance and 15.0% of insurance certificates issued, compared to 15.2%, 12.6% and 12.2%, respectively, for the first quarter of 2009.

Interest Expense.    Interest expense for the first quarter of 2010 was $2.1 million, compared to $5.7 million for the first quarter of 2009. Both periods include an allocation to the mortgage insurance segment of interest on our long-term debt based on allocated capital, which has decreased for the mortgage insurance segment relative to the financial guaranty segment.

Income Tax Benefit.    We recorded an income tax benefit of $145.8 million for the first quarter of 2010, representing a year-to-date effective tax rate of 38.1%. For the first quarter of 2009, we recorded an income tax benefit of $35.1 million or an effective tax rate of 28.3%. The difference between the effective tax rate and the statutory tax rate of 35% for the mortgage insurance segment is mainly related to tax-exempt interest income, state and foreign taxes, and tax expense relating to uncertainty in income taxes for the three months ended March 31, 2010 and March 31, 2009. For the three months ended March 31, 2010, we recorded an income tax benefit based on a projected annual effective rate. For the three months ended March 31, 2009, we recorded an income tax benefit based on actual results of operations and as a result, the comparability between years has been affected.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	March 31 2010		December 31 2009		March 31 2009
	($ in millions)
Primary new insurance written (“NIW”)
Flow	$1,897	100.0%	$2,414	100.0%	$5,610	100.0%

Total Primary	$1,897	100.0%	$2,414	100.0%	$5,610	100.0%

Total
Prime	$1,896	99.9%	$2,412	99.9%	$5,597	99.8%
Alt-A	—	—	—	—	9	0.1
A minus and below	1	0.1	2	0.1	4	0.1

Total Primary	$1,897	100.0%	$2,414	100.0%	$5,610	100.0%

	Three Months Ended
	March 31 2010		December 31 2009		March 31 2009
	($ in millions)
Total Primary New Insurance Written by FICO (a) Score
Total
>=740	$1,461	77.0%	$1,829	75.8%	$3,885	69.3%
680-739	435	22.9	581	24.1	1,589	28.3
620-679	1	0.1	4	0.1	136	2.4

Total Primary	$1,897	100.0%	$2,414	100.0%	$5,610	100.0%

(a)	FICO credit scoring model.

	Three Months Ended
	March 31 2010		December 31 2009		March 31 2009
Percentage of primary new insurance written
Refinances		35%		26%		48%
95.01% LTV (b) and above		0.5%		<1%		<1%
Adjustable Rate Mortgages (“ARMs”)
Less than 5 years		<1%		<1%		<1%
5 years and longer		5.1%		5.8%		<1%
Primary risk written ($ in millions)
Flow	$429	100.0%	$533	100.0%	$1,196	100.0%

Total	$429	100.0%	$533	100.0%	$1,196	100.0%

(b)	LTV ratios: The ratio of the original loan amount to the original value of the property.

	March 31 2010		December 31 2009		March 31 2009
	($ in millions)
Primary insurance in force
Flow	$119,943	86.1%	$121,596	84.3%	$122,656	78.8%
Structured	19,419	13.9	22,672	15.7	33,012	21.2

Total Primary	$139,362	100.0%	$144,268	100.0%	$155,668	100.0%

Prime	$109,404	78.5%	$111,398	77.2%	$113,117	72.7%
Alt-A	20,396	14.6	22,941	15.9	31,826	20.4
A minus and below	9,562	6.9	9,929	6.9	10,725	6.9

Total Primary	$139,362	100.0%	$144,268	100.0%	$155,668	100.0%

Modified pool insurance in force (1)
Prime	$705	10.8%	$1,508	16.0%	$3,072	16.9%
Alt-A	5,681	86.7	7,649	81.2	14,767	81.5
A minus and below	164	2.5	258	2.8	289	1.6

Total modified pool	$6,550	100.0%	$9,415	100.0%	$18,128	100.0%

Primary risk in force
Flow	$29,542	89.2%	$29,971	88.8%	$30,537	87.3%
Structured	3,586	10.8	3,794	11.2	4,443	12.7

Total Primary	$33,128	100.0%	$33,765	100.0%	$34,980	100.0%

Flow
Prime	$24,783	83.9%	$25,036	83.5%	$25,129	82.3%
Alt-A	2,996	10.1	3,121	10.4	3,475	11.4
A minus and below	1,763	6.0	1,814	6.1	1,933	6.3

Total Flow	$29,542	100.0%	$29,971	100.0%	$30,537	100.0%

Structured
Prime	$1,977	55.1%	$2,059	54.3%	$2,331	52.5%
Alt-A	981	27.4	1,083	28.5	1,378	31.0
A minus and below	628	17.5	652	17.2	734	16.5

Total Structured	$3,586	100.0%	$3,794	100.0%	$4,443	100.0%

Total
Prime	$26,760	80.8%	$27,095	80.2%	$27,460	78.5%
Alt-A	3,977	12.0	4,204	12.5	4,853	13.9
A minus and below	2,391	7.2	2,466	7.3	2,667	7.6

Total Primary	$33,128	100.0%	$33,765	100.0%	$34,980	100.0%

	March 31 2010		December 31 2009		March 31 2009
	($ in millions)
Modified pool risk in force (1)
Prime	$76	16.1%	$104	17.8%	$157	18.6%
Alt-A	377	79.9	456	78.2	663	78.6
A minus and below	19	4.0	23	4.0	24	2.8

Total modified pool	$472	100.0%	$583	100.0%	$844	100.0%

(1)	Included in primary insurance amounts.

	March 31 2010		December 31 2009		March 31 2009
	($ in millions)
Total Primary Risk in Force by FICO Score
Flow
>=740	$10,561	35.7%	$10,526	35.1%	$9,839	32.2%
680-739	10,572	35.8	10,790	36.0	11,234	36.8
620-679	7,119	24.1	7,329	24.5	8,002	26.2
<=619	1,290	4.4	1,326	4.4	1,462	4.8

Total Flow	$29,542	100.0%	$29,971	100.0%	$30,537	100.0%

Structured
>=740	$982	27.4%	$1,036	27.3%	$1,205	27.1%
680-739	1,091	30.4	1,168	30.8	1,394	31.4
620-679	934	26.1	990	26.1	1,167	26.3
<=619	579	16.1	600	15.8	677	15.2

Total Structured	$3,586	100.0%	$3,794	100.0%	$4,443	100.0%

Total
>=740	$11,543	34.9%	$11,562	34.3%	$11,044	31.6%
680-739	11,663	35.2	11,958	35.4	12,628	36.1
620-679	8,053	24.3	8,319	24.6	9,169	26.2
<=619	1,869	5.6	1,926	5.7	2,139	6.1

Total Primary	$33,128	100.0%	$33,765	100.0%	$34,980	100.0%

Percentage of primary risk in force
Refinances	31%		31%		31%
95.01% LTV and above	20%		21%		22%
ARMs
Less than 5 years	7%		8%		8%
5 years and longer	8%		8%		9%

	March 31 2010		December 31 2009		March 31 2009
	($ in millions)
Total primary risk in force by LTV
85.00% and below	$3,117	9.4%	$3,263	9.6%	$3,613	10.3%
85.01% to 90.00%	12,440	37.6	12,589	37.3	12,571	35.9
90.01% to 95.00%	10,829	32.7	10,996	32.6	11,213	32.1
95.01% and above	6,742	20.3	6,917	20.5	7,583	21.7

Total Primary	$33,128	100.0%	$33,765	100.0%	$34,980	100.0%

Total primary risk in force by policy year
2005 and prior	$9,325	28.1%	$9,709	28.7%	$11,083	31.7%
2006	4,209	12.7	4,390	13.0	5,015	14.3
2007	9,160	27.7	9,443	28.0	10,410	29.8
2008	6,576	19.8	6,725	19.9	7,298	20.9
2009	3,436	10.4	3,498	10.4	1,174	3.3
2010	422	1.3	—	—	—	—

Total Primary	$33,128	100.0%	$33,765	100.0%	$34,980	100.0%

	March 31 2010		December 31 2009		March 31 2009
	($ in millions)
Pool risk in force
Prime	$1,882	72.7%	$1,918	71.1%	$2,058	70.7%
Alt-A	192	7.4	246	9.1	289	9.9
A minus and below	515	19.9	534	19.8	564	19.4

Total pool risk in force	$2,589	100.0%	$2,698	100.0%	$2,911	100.0%

	March 31 2010	December 31 2009	March 31 2009
	(In millions)
Other risk in force
Second-lien
1st loss	$138	$147	$244
2nd loss	89	116	140
NIMS	292	353	431
International
1st loss-Hong Kong primary mortgage insurance	222	257	389
Reinsurance	—	—	170
CDS	120	127	3,072
Other
Domestic CDS	—	—	123

Total other risk in force	$861	$1,000	$4,569

	March 31 2010	December 31 2009	March 31 2009
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	607,552	614,590	627,386
Number of loans in default	77,423	78,130	50,217
Percentage of loans in default	12.74%	12.71%	8.00%

Alt-A
Number of insured loans	58,588	60,616	66,952
Number of loans in default	21,533	22,177	18,628
Percentage of loans in default	36.75%	36.59%	27.82%

A minus and below
Number of insured loans	52,547	53,932	57,576
Number of loans in default	19,264	20,911	15,999
Percentage of loans in default	36.66%	38.77%	27.79%

Total Flow
Number of insured loans	718,687	729,138	751,914
Number of loans in default	118,220	121,218	84,844
Percentage of loans in default	16.45%	16.62%	11.28%

Structured
Prime
Number of insured loans	46,234	52,629	65,727
Number of loans in default	6,565	7,520	7,331
Percentage of loans in default	14.20%	14.29%	11.15%

Alt-A
Number of insured loans	32,960	43,615	78,901
Number of loans in default	11,949	15,295	21,600
Percentage of loans in default	36.25%	35.07%	27.38%

A minus and below
Number of insured loans	18,161	19,287	21,449
Number of loans in default	7,180	7,965	7,542
Percentage of loans in default	39.54%	41.30%	35.16%

Total Structured
Number of insured loans	97,355	115,531	166,077
Number of loans in default	25,694	30,780	36,473
Percentage of loans in default	26.39%	26.64%	21.96%

Total Primary Insurance
Prime
Number of insured loans	653,786	667,219	693,113
Number of loans in default (1)	83,988	85,650	57,548
Percentage of loans in default	12.85%	12.84%	8.30%

Alt-A
Number of insured loans	91,548	104,231	145,853
Number of loans in default (1)	33,482	37,472	40,228
Percentage of loans in default	36.57%	35.95%	27.58%

A minus and below
Number of insured loans	70,708	73,219	79,025
Number of loans in default (1)	26,444	28,876	23,541
Percentage of loans in default	37.40%	39.44%	29.79%

Total Primary
Number of insured loans	816,042	844,669	917,991
Number of loans in default (2)	143,914	151,998	121,317
Percentage of loans in default	17.64%	17.99%	13.22%

Pool insurance
Number of loans in default (1)(3)	33,934	36,397	33,267

(1)	For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days. Accordingly, the amounts represented in this table exclude loans that are 60 or fewer days past due, in each case as of each period presented.
(2)	Includes an estimated 1,517, 3,302 and 6,568 defaults at March, 31, 2010, December 31, 2009 and March 31, 2009, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated, primarily due to deductibles, or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.
(3)	Includes an estimated 15,230, 18,033 and 22,782 defaults at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated, primarily due to deductibles, or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.

The following table shows the number of modified pool loans that we have insured, the related loans in default and the percentage of loans in default as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics.

	March 31 2010	December 31 2009	March 31 2009
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	26,122	42,509	84,900
Number of loans in default	8,111	12,677	19,812
Percentage of loans in default	31.05%	29.82%	23.34%

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been past due for 60 days.

The total number of loans in default, including second-liens, decreased from 193,248 at December 31, 2009 to 181,855 at March 31, 2010. The average loss reserve per default increased from $17,855 at December 31, 2009 to $19,780 at March 31, 2010. Excluding defaults without a related reserve, the average loss reserve per default was $21,786 and $20,071 at March 31, 2010 and December 31, 2009, respectively.

The following table shows our total direct claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended
	March 31 2010	December 31 2009	March 31 2009
	(In thousands)
Direct claims paid:
Prime	$139,499	$122,004	$69,459
Alt-A	70,512	70,295	46,270
A minus and below	48,777	47,196	36,730
Second-lien and other	7,979	14,849	22,607

Subtotal	$266,767	254,344	175,066
Impact of first-lien terminations	80,110	197,692	—
Impact of captive terminations	(436)	(25,194)	—
Impact of second-lien terminations	10,834	—	65,000

Total	$357,275	$426,842	$240,066

Average claim paid (1):
Prime	$46.3	$44.0	$41.9
Alt-A	60.6	56.9	53.5
A minus and below	46.1	39.8	38.1
Second-lien and other	33.0	38.0	41.3
Total	$48.7	$45.5	$43.4

(1)	Calculated without giving effect to the impact of termination of captive reinsurance transactions and first- and second-lien transactions.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 46.3% of our primary risk in force at March 31, 2010 had not yet reached its highest claim frequency years compared to 50.6% at December 31, 2009. The insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

The following table shows the top five states with the highest claims paid and the highest number of defaults for the periods indicated:

	Three Months Ended
	March 31 2010		December 31 2009		March 31 2009
	($ in thousands)
States with highest claims paid (first-lien):
California	$63,344	17.7%	$78,634	18.4%	$24,383	10.2%
Florida	47,371	13.3	52,192	12.2	11,277	4.7
Arizona	25,726	7.2	35,167	8.2	7,438	3.1
Michigan	23,091	6.5	20,536	4.8	13,832	5.8
Nevada	19,137	5.4	24,225	5.7	6,832	2.8
States with highest number of defaults:
Florida	23,183	16.1%	24,108	15.9%	20,438	16.9%
California	16,217	11.3	17,136	11.3	15,023	12.4
Illinois	7,650	5.3	7,882	5.2	5,842	4.8
Georgia	7,553	5.3	7,864	5.2	5,889	4.9
Texas	6,660	4.6	7,196	4.7	5,293	4.4

Claims paid in California, Florida, Arizona and Nevada (the “Sand States”) continue to account for a disproportionate share of total claims paid reflecting the significant home price depreciation in those states coupled with a higher percentage of Alt-A loans, which have had a higher claim frequency. A much higher level of claims also exists in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state.

As with claims paid, the Sand States continue to account for a disproportionate share of total defaults. The states of Illinois, Georgia and Texas account for a large portion of our total defaults, which is generally proportional to the size of their portfolios. Given our exposure to California and Florida and the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or continue to deteriorate.

The following table shows our direct primary mortgage insurance risk in force by location of property for the top ten states and the related percentage of our direct primary mortgage insurance risk in force for each period indicated:

Top Ten States	March 31 2010		December 31 2009		March 31 2009
	($ in millions)
Primary risk in force:
California	$3,849	11.6%	$3,927	11.6%	$3,968	11.3%
Florida	2,855	8.6	2,934	8.7	3,074	8.8
Texas	2,156	6.5	2,198	6.5	2,282	6.5
Illinois	1,544	4.7	1,560	4.6	1,579	4.5
Georgia	1,542	4.7	1,567	4.7	1,616	4.6
Ohio	1,412	4.3	1,437	4.3	1,518	4.3
New York	1,335	4.0	1,358	4.0	1,422	4.1
New Jersey	1,174	3.5	1,191	3.5	1,213	3.5
Michigan	1,098	3.3	1,120	3.3	1,164	3.3
Arizona	1,069	3.2	1,100	3.3	1,145	3.3

Subtotal	18,034	54.4	18,392	54.5	18,981	54.2
Other states	15,094	45.6	15,373	45.5	15,999	45.8

Total primary risk in force:	$33,128	100.0%	$33,765	100.0%	$34,980	100.0%

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 16.9% of primary new insurance written for the first quarter of 2010, compared to 14.4% for the largest single customer in the first quarter of 2009.

	As of and For the Three Months Ended
	March 31 2010	December 31 2009	March 31 2009
	(In thousands)
Provision for losses	$543,880	$459,853	$321,684
Reserve for losses	$3,735,824	$3,450,538	$3,116,553
Reserves for losses by category:
Prime	$1,347,003	$1,265,859	$921,050
Alt-A	821,551	767,043	951,932
A minus and below	421,748	456,281	452,837
Pool insurance	379,794	295,996	140,192
Second-lien (1)	30,490	43,579	111,985
Other	124	136	1,780

Reserve for losses, net	3,000,710	2,828,894	2,579,776
Reinsurance recoverable (2)	596,325	621,644	536,777

Total	$3,597,035	$3,450,538	$3,116,553

Provision for premium deficiency	$(1,231)	$16,065	$(48,184)
Reserve for premium deficiency	$24,126	$25,357	$38,677

(1)	Does not include second-lien premium deficiency reserve.
(2)	Represents ceded losses on captive transactions and Smart Home.

	As of and For the Three Months Ended
	March 31 2010	December 31 2009	March 31 2009
First-lien Captives
Premiums ceded to captives (in thousands)	$25,474	$26,832	$34,500
% of total premiums	12.6%	12.5%	16.6%
NIW subject to captives (in thousands)	$333	$39,989	$1,040,733
% of primary NIW	<1%	1.7%	18.6%
IIF (1) included in captives	29.5%	29.3%	35.5%
RIF (2) included in captives	31.1%	31.5%	39.7%
Persistency (12 months ended)	81.0%	82.0%	87.0%

(1)	Insurance in force.
(2)	Risk in force.

	March 31 2010		March 31 2009
	($ in millions)
Alt-A Information
Primary risk in force by FICO score
>=740	$981	24.7%	$1,192	24.5%
680-739	1,916	48.2	2,335	48.1
660-679	577	14.5	712	14.7
620-659	475	11.9	582	12.0
<=619	28	0.7	32	0.7

Total	$3,977	100.0%	$4,853	100.0%

Primary risk in force by LTV
85.00% and below	$885	22.3%	$1,249	25.7%
85.01% to 90.00%	1,734	43.6	2,015	41.5
90.01% to 95.00%	1,078	27.1	1,256	25.9
95.01% and above	280	7.0	333	6.9

Total	$3,977	100.0%	$4,853	100.0%

Primary risk in force by policy year
2005 and prior	$1,286	32.3%	$1,532	31.6%
2006	825	20.8	1,076	22.2
2007	1,642	41.3	1,997	41.1
2008	223	5.6	246	5.1
2009	1	—	2	—

Total	$3,977	100.0%	$4,853	100.0%

Results of Operations—Financial Guaranty

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

The following table summarizes the results of operations for our financial guaranty segment for the quarters ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31		% Change
	2010	2009	2010 vs. 2009
Net loss	$(79.0)	$(135.4)	(41.7)%
Net premiums written—insurance	(1.5)	(5.2)	(71.2)
Net premiums earned—insurance	20.9	33.3	(37.2)
Net investment income	19.0	24.9	(23.7)
Change in fair value of derivative instruments	(78.2)	(255.8)	(69.4)
Net (losses) gains on other financial instruments	(42.2)	12.0	n/m
Net impairment losses recognized in earnings	—	—	n/m
Other income	3.9	0.2	n/m
Provision for losses	14.8	5.1	n/m
Policy acquisition costs	4.4	8.2	(46.3)
Other operating expenses	18.7	15.8	18.4
Interest expense	8.7	6.6	31.8
Income tax benefit	(44.0)	(85.8)	(48.7)

n/m—not meaningful

Net Loss.    Our financial guaranty segment’s net loss for the first quarter of 2010 was $79.0 million, compared to a net loss of $135.4 million for the first quarter of 2009. The decrease in net loss for the first quarter of 2010 compared to 2009 was mainly due to a decrease in the change in fair value of derivative instruments.

Net Premiums Written and Earned.    Net premiums written for the first quarters of 2010 and 2009 were negative as a result of the impact of foreign exchange related to installments on non-derivative financial guaranty policies. Net premiums written for the first quarter of 2009 were also impacted due to adjustments related to installments on non-derivative financial guaranty policies. Net premiums earned for the first quarter of 2010 were $20.9 million compared to $33.3 million for the first quarter of 2009. Net premiums earned in both years were impacted by our decision in the third quarter of 2008 to discontinue writing new financial guaranty business. The net premiums earned for 2010 were also impacted by the commutation, in June of 2009, of $9.8 billion of net par outstanding.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for each period:

	Three Months Ended March 31
	2010	2009
	(In thousands)
Net premiums earned:
Public finance direct	$12,336	$14,452
Public finance reinsurance	6,913	8,366
Structured finance direct	717	1,777
Structured finance reinsurance	915	8,641
Trade credit reinsurance	48	96

Total net premiums earned—insurance	$20,929	$33,332

Refundings included in total net premiums earned	$9,533	$13,044

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $19.0 million for the first quarter of 2010, compared to $24.9 million for the first quarter of 2009. The decrease in net investment income is due to lower yields on taxable investments in our investment portfolio, as a result of reallocation of our investment portfolio to shorter term investments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a loss of $78.2 million for the first quarter of 2010, compared to a loss of $255.8 million for the first quarter of 2009. During the first quarter of 2010, credit spreads tightened on our insured corporate CDO transactions, which resulted in unrealized gains on these transactions that were offset by the tightening of our Radian Group CDS spread. Credit spreads on our other insured CDOs did not experience similar spread tightening, however, and therefore, these transactions were impacted primarily by the tightening of Radian’s CDS spread. During the first quarter of 2009, the spreads on our insured transactions widened while Radian Group’s CDS spread tightened, resulting in a larger loss in the first quarter of 2009 as compared to the first quarter of 2010. As a result of the consolidation of certain VIEs in which we are the primary beneficiary during the first quarter of 2010, amounts which had previously been reported in change in fair value of derivative instruments are currently reported as change in fair value of VIE debt, which is included in net (losses) gains on other financial instruments.

The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment are as follows:

	Three Months Ended March 31
	2010	2009
Net premiums earned derivatives	$12.0	$13.7
Financial Guaranty credit derivatives	(84.1)	(267.8)
Financial Guaranty VIE derivative liabilities	(3.2)	—
Put options on CPS	(2.1)	(0.9)
Other	(0.8)	(0.8)

Change in fair value of derivative instruments	$(78.2)	$(255.8)

Net (Losses) Gains on Other Financial Instruments.    Net losses on other financial instruments were $42.2 million for the first quarter of 2010, compared to $12.0 million of net gains for the first quarter of 2009. The components of the (losses) gains on other financial instruments are as follows:

	Three Months Ended March 31
(In thousands)	2010	2009
Net gains related to change in fair value of hybrid securities and trading securities	$49.9	$9.4
Net realized (losses) gains on investments	(20.0)	2.6
Gain on the repurchase of long-term debt	2.0	—
Loss related to change in fair value of Financial Guaranty VIE debt	(74.1)	—

	$(42.2)	$12.0

Net Impairment Losses Recognized in Earnings.    There was a negligible amount of impairment losses recognized in financial guaranty’s earnings in the first quarters of 2010 and 2009.

Other Income.    Other income was $3.9 million for the first quarter of 2010, compared to $0.2 million for the first quarter of 2009. This increase was a result of earnings on VIE assets that were consolidated in the first quarter of 2010.

Provision for Losses.    The provision for losses was $14.8 million for the first quarter of 2010 compared to $5.1 million for the first quarter of 2009. The provision for losses for the first quarter of 2010 was higher than the first quarter of 2009 due to a reduction in the 2009 provision for losses, which resulted from favorable developments caused by changes in estimated claim payments. The provision for losses in 2010 was lower than 2009 in the public finance direct and structured finance reinsurance lines of business due to some deterioration in these lines of business in 2009.

Policy Acquisition Costs.    Policy acquisition costs were $4.4 million for the first quarter of 2010, compared to $8.2 million for the first quarter of 2009. The decrease is mainly due to the decrease in net premiums earned and the commutation of a $9.8 billion of net par outstanding in the second quarter of 2009, which resulted in our accelerating $8.9 million of policy acquisition costs and reducing the base asset to be amortized.

Other Operating Expenses.    Other operating expenses were $18.7 million for the first quarter of 2010, compared to $15.8 million for the first quarter of 2009. The increase in other operating expenses for 2010 is due primarily to an increase in compensation expense related to incentive plans, including cash-settled equity awards, which are correlated to our stock price. This was partially offset by a reduction in severance expenses in 2010 compared to the first quarter of 2009.

Interest Expense.    Interest expense was $8.7 million for the first quarter of 2010, compared to $6.6 million for the first quarter of 2009. Both periods include interest on our long-term debt, which was allocated to the financial guaranty segment, based on allocated capital.

Income Tax Benefit.    We recorded an income tax benefit of $44.0 million for the first quarter of 2010, or an effective tax rate of 35.8%. For the first quarter of 2009, we recorded an income tax benefit of $85.8 million or an effective tax rate of 38.8%. The difference between the effective tax rate and the statutory tax rate of 35% for the financial guaranty segment is mainly related to tax-exempt interest income, state and foreign taxes, and tax expense relating to uncertainty in income taxes for the three months ended March 31, 2010 and March 31, 2009. For the three months ended March 31, 2010, we recorded an income tax benefit based on a projected annual effective rate. For the three months ended March 31, 2009, we recorded an income tax benefit based on actual results of operations and as a result, the comparability between years has been affected.

Financial Guaranty General Claims and Reserves Information

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

(In thousands)	March 31 2010	December 31 2009	March 31 2009
Financial Guaranty	$133,425	$121,833	$203,561
Trade Credit Reinsurance	5,364	6,611	12,528

Total	$138,789	$128,444	$216,089

Financial Guaranty Exposure Information

The following tables show the distribution of financial guaranty’s net par outstanding, by type of exposure, as a percentage of financial guaranty’s total net par outstanding and the related net claim liability or fair value net (asset) liability as of March 31, 2010 and December 31, 2009:

	March 31 2010
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability (2) (In millions)	Fair Value Net (Asset) Liability (6) (In millions)
Public finance:
General obligation and other tax supported	$18.5	21.7%	$0.6	$0.4
Healthcare and long-term care	7.2	8.5	27.8	—
Water/sewer/electric gas and investor-owned utilities	4.7	5.5	38.0	2.2
Airports/transportation	4.0	4.7	0.5	7.1
Education	2.7	3.2	24.0	0.1
Escrowed transactions (3)	2.0	2.3	—	—
Housing	0.3	0.4	0.3	—
Other municipal (4)	1.4	1.6	0.6	1.2

Total public finance	40.8	47.9	91.8	11.0

Structured finance:
CDO	42.5	49.9	0.3	312.4
Asset-backed obligations	1.2	1.4	41.3	0.2
Other structured (5)	0.7	0.8	—	(2.1)

Total structured finance	44.4	52.1	41.6	310.5

Total	$85.2	100.0%	$133.4	$321.5

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under the accounting standard regarding accounting for financial guaranty insurance contracts.
(4)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(5)	Represents other types of structured finance obligations, including DPR, guarantees of excess clearing losses of securities exchange clearinghouses, collateralized guaranteed investment contracts (“GICs”) or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(6)	Represents either the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts, or the net (asset) liability recorded within VIE debt and other financial statement line items for financial guaranty VIEs consolidated as of January 1, 2010.

	December 31 2009
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability(2) (In millions)	Fair Value Net (Asset) Liability (In millions)
Public finance:
General obligation and other tax supported	$18.7	21.4%	$0.2	$0.2
Healthcare and long-term care	7.4	8.5	26.8	0.5
Water/sewer/electric gas and investor-owned utilities	4.8	5.5	34.9	1.8
Airports/transportation	4.0	4.6	0.4	2.9
Education	2.8	3.2	22.0	0.1
Escrowed transactions (3)	2.2	2.5	—	—
Housing	0.4	0.4	0.3	—
Other municipal (4)	1.4	1.6	0.7	1.5

Total public finance	41.7	47.7	85.3	7.0

Structured finance:
CDO	43.5	49.8	0.3	203.2
Asset-backed obligations	1.3	1.5	36.2	6.9
Other structured (5)	0.9	1.0	—	(2.2)

Total structured finance	45.7	52.3	36.5	207.9

Total	$87.4	100.0%	$121.8	$214.9

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under the accounting standard regarding accounting for financial guaranty insurance contracts.
(4)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(5)	Represents other types of structured finance obligations, including DPR, guarantees of excess clearing losses of securities exchange clearinghouses, GICs or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of our financial guaranty transactions, which should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2009:

•

We have provided $462.6 million net par outstanding of credit protection as of March 31, 2010, on the senior-most tranche of a CDO of ABS transaction, with the underlying collateral consisting predominantly of mezzanine tranches of mortgage-backed securities (“MBS”). As of March 31, 2010, $345.6 million (or 68.8%) of the collateral pool was rated BIG, and $208.6 million (or 41.5%) of the collateral pool has defaulted. Due to the substantial deterioration of the underlying collateral, we currently expect to begin paying claims related to interest shortfalls on this transaction in 2011, and possibly earlier, if the deterioration is worse than projected. However, due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that our ultimate claim payments in respect of principal for this transaction could be substantially all of our total principal exposure. This transaction is currently rated CC internally, CC by S&P and Ca by Moody’s.

•

We have reinsured several primary financial guaranty insurers’ obligations with respect to $264.1 million in net par outstanding related to Jefferson County, Alabama (the “County”) sewer bonds. The County and certain primary insurers have entered into forbearance agreements with the liquidity banks that prevented the banks from, among other things, demanding payment of accrued default rate interest under their liquidity agreements. The last of these agreements was entered into in February 2010. The primary insurers have been working with the County and other parties to structure a resolution to the financial problems of the County’s sewer system, and in 2009, a settlement had been proposed. Neither the County nor the Alabama State legislature has taken actions to date that would support the implementation of the proposed settlement, and we do not believe it is likely that the proposed settlement will be consummated. It has been publicly reported that the County has begun discussions with a large institutional holder of the County’s sewer debt with a view towards a settlement. We cannot provide any assurance that a settlement will be reached or what impact such a settlement would have on our exposure. The County’s sewer system operations generated sufficient revenue in 2009 to pay interest on its outstanding debt, as well as a regularly scheduled installment of principal on February 1, 2010. In April 2009, one of the insurers of the County’s sewer bonds, Syncora Guarantee Inc. (“Syncora”), suspended all claims payments following an order by the New York Insurance Department (“NYID”) due to an impairment of Syncora’s minimum surplus to policyholders required by the New York Insurance Law. In November 2009, another insurer of the County’s sewer bonds, Financial Guaranty Insurance Company (“FGIC”), also suspended all claims payments for the same reason following a similar order by the NYID. These actions suspended, but did not terminate, any reinsurance claims that such primary insurers may have against reinsurers, including us. If either or both of these primary insurers go into receivership, reinsurers would only be required to pay their assumed portion of any claims, but would not be liable for claims retained by such primary insurer or ceded to another reinsurer. However, these suspensions could affect the ability of the primary insurers of the County’s sewer bonds (including FGIC and Syncora) to reach a settlement or the terms thereof, which could materially affect our ultimate net claim liability. At March 31, 2010, we had $30.3 million of loss and LAE reserves for this transaction, and we have paid $14.5 million of claims on this transaction to date.

In April 2010, one of the primary insurers entered into a settlement agreement with the holders of sewer bonds issued by the County and insured by such primary insurer. After giving effect to the expected release of the primary insurer’s exposure pursuant to the settlement agreement and the corresponding release of exposure ceded to us, our remaining net par outstanding related to the County’s sewer bonds is expected to be $232.4 million.

•

As of March 31, 2010, we provided $2,184.3 million aggregate net par outstanding of credit protection on 16 TruPs bonds. Our credit protection on these 16 TruPs bonds was conducted through 20 separate CDS contracts, meaning that with respect to four of these TruPs bonds at March 31, 2010, we entered into two separate CDS contracts (each with a different counterparty) covering pari passu portions of the same TruPs bond.

The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our TruPs bonds as of March 31, 2010:

TruPs Bond	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding (In millions)	Subordination after defaults (%) (1)	Subordination after defaults and deferrals (%) (2)	Interest Coverage Ratio (3)
1	7/2016	(4)(5)	7/2036	$115.9	32.5%	7.3%	91.8%
2	9/2014	(5)	12/2036	95.5	36.6	17.7	154.9
3	10/2014	(5)	7/2037	140.4	38.5	23.7	169.0
	10/2016	(5)	7/2037	140.4	38.5	23.7	169.0
4	11/2014	(5)	9/2037	83.9	40.3	27.9	282.8
	11/2016		9/2037	121.9	40.3	27.9	282.8
5	3/2015	(5)	9/2036	117.7	46.5	40.5	173.4
	9/2036		9/2036	188.2	46.5	40.5	173.4
6	12/2016		3/2037	135.5	39.4	22.8	157.8
7	8/2017	(5)	12/2035	74.7	37.4	24.0	163.0
8	12/2017	(5)	6/2036	90.4	40.6	27.7	197.0
	6/2036		6/2036	90.4	40.6	27.7	197.0
9	1/2033		1/2033	45.3	58.1	46.8	239.4
10	9/2033		9/2033	83.8	45.7	36.2	416.2
11	12/2033		12/2033	32.5	47.8	34.3	356.7
12	10/2034		10/2034	46.9	42.8	31.4	428.8
13	9/2035		9/2035	86.7	44.2	32.3	146.6
14	12/2036		12/2036	135.6	46.6	36.8	368.3
15	12/2037		12/2037	206.4	37.8	20.2	117.4
16	10/2040		10/2040	152.2	43.0	26.5	193.0

Total				$2,184.3

(1)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to pay downs or redemptions (“amortization”) of collateral and actual defaults and assuming no recoveries of principal on the defaulted TruPs. Notwithstanding this principal subordination, it is possible that the remaining performing collateral in these transactions will not generate sufficient cash to pay interest on our insured TruPs bonds. In this event, we may be required to make a claim payment in respect of interest, even on transactions where subordination remains to cover principal payments.
(2)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to amortization, actual defaults as well as deferrals of interest payments on the TruPs collateral, assuming no recoveries of principal on the defaulted or deferred TruPs.
(3)	Internally generated interest coverage ratio for each TruPs bond equal to the gross interest collections on the TruPs collateral minus transaction expenses as a percentage of the sum of hedge payments and interest payable on the TruPs bond and securities senior to or pari passu with the TruPs bond.
(4)	This TruPs bond began experiencing interest shortfalls in October 2009, which constitutes an event of default pursuant to the indenture for this bond. As a result of the interest shortfalls, we have made claim payments with respect to this TruPs bond.
(5)	Pursuant to the terms of our CDS contracts covering these TruPs bonds, we could be required to pay our counterparties the outstanding par on our insured TruPs bond on the scheduled termination date of our CDS contract. See below for more details regarding this potential liquidity risk.

Many of the issuers in our insured TruPs bonds have been negatively affected by the recent U.S economic recession. Certain of these issuers have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years.

Since we believe there is a significant likelihood that TruPs that are subject to interest deferrals will ultimately result in a default, we closely monitor deferrals as well as defaults in assessing the subordination remaining beneath our insured TruPs bonds. Eleven of the TruPs bonds that we insure (representing a net par outstanding of $1.5 billion) were internally rated BIG as of March 31, 2010 and the weighted average internal rating for all of our insured TruPs bonds was B+ as of March 31, 2010. The fair value of our insured TruPs transactions, which are accounted for as derivatives, was a liability of $113.5 million as of March 31, 2010.

One of our insured TruPs bonds began experiencing interest shortfalls in October 2009. These shortfalls were primarily due to a large number of deferrals of interest with respect to the TruPs collateral, combined with significant cash payments related to interest rate hedges. Due to a combination of the current interest rate environment and an excess of hedge notional amounts over the principal amount of performing fixed-rate collateral, these cash payments have contributed significantly to the overall interest shortfall in this transaction. In January 2010, we eliminated $96.6 million of our exposure to this TruPs bond by commuting one of the CDS contracts covering this bond. Our aggregate net loss with respect to such commutation approximated our fair value of this derivative liability at December 31, 2009. After such commutation, as of March 31, 2010, we still have $115.9 million of exposure to this underlying TruPs bond. As of March 31, 2010, we have paid an aggregate of $0.1 million in interest shortfall claims on the outstanding $115.9 million TruPs CDS contract, and we expect to continue to pay additional interest shortfall claims on this CDS contract.

Based on current projections, we expect to pay ultimate principal losses on two of our TruPs bonds (the TruPs bond described above representing $115.9 million in exposure and one other TruPs bond, representing $152.1 million in exposure). Based on our current cash flow projections, we believe that the total principal claims that we will be required to pay in respect of these two TruPs bonds will constitute a material amount of our current net par outstanding for these bonds. It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and very difficult to predict.

In addition to credit risk, we also potentially face liquidity risk with respect to certain of our CDS contracts. As of March 31, 2010, we have eight CDS contracts (representing a total net par outstanding of $858.7 million as of March 31, 2010) pursuant to which we may be required to pay our counterparty the outstanding par amount of our insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2014 and 2017, but automatically extend for additional one year increments (but no later than the maturity date of the TruPs CDO) unless terminated by our counterparty. If we are required to pay a liquidity claim, our counterparty would be obligated under the CDS to either deliver the insured TruPs bond to us or to periodically pay us cash in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We may be required to pay a liquidity claim on the $115.9 million CDS contract referred to above. This CDS contract is currently scheduled to terminate in July 2016. We are exploring loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk to this bond. We can provide no assurance that we will be successful in such loss mitigation efforts.

Results of Operations—Financial Services

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

The following table shows a summary of the results of operations for our financial services segment:

	Three Months Ended
(In thousands)	March 31 2010	March 31 2009
Equity in net income of affiliates—Sherman	$8,098	$10,552
Net income	$5,156	$6,760

Our share of Sherman’s net income decreased 23.3% from the first quarter of 2009, compared to the first quarter of 2010. This caused a corresponding decrease in our net income from affiliates during the same time period. Reduced business volumes led to a decrease in revenues from Sherman’s credit card origination business, which was partially offset by a decrease in operating and servicing expenses and their provision for loan losses. See “Business Summary—Financial Services” above regarding the sale of our remaining equity interest in Sherman.

Off-Balance Sheet Arrangements

Effective January 1, 2010, the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities was amended to remove the concept of qualified special purpose entities. As a result, all VIEs must be evaluated for consolidation in accordance with the standard regarding consolidation of VIEs. VIEs are entities as defined by the accounting standard and include corporations, trusts or partnerships in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance its activities without additional subordinated financial support.

Our interests in VIEs may be accounted for as insurance contracts or financial guaranty derivatives or in some cases, as described more fully below, we have consolidated the VIEs. For insurance contracts with VIEs that we do not consolidate, we record reserves for losses and LAE, and for derivative interests in VIEs that we do not consolidate, we record changes in the fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. VIEs may also be used to create securities with a unique risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. We do not record the underlying assets or liabilities of the VIEs on our balance sheets unless we are the primary beneficiary of the VIE.

When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. A determination of whether we have the power to direct the activities that most significantly impact the economic performance of a VIE was made at the adoption date of this accounting standard, January 1, 2010. As a result of this analysis, in addition to the VIEs we already consolidated, we concluded that we are the primary beneficiary of two additional VIEs with respect to which we provided credit protection pursuant to financial guaranty insurance contracts and one additional VIE with respect to which we provided credit protection pursuant to a financial guaranty derivative contract. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we are the primary beneficiary, the assets and liabilities of the VIE are consolidated. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.

Mortgage Insurance

NIMS—We have provided credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a MBS comprised mostly of subprime mortgages. NIMS bonds have been susceptible to the disruption in the housing market and the subprime mortgage market. At March 31, 2010, all NIMS transactions required consolidation in our financial statements such that there are no NIMS off-balance sheet exposures.

Smart Home—In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of March 31, 2010 are as follows:

	Initial	As of March 31 2010
Pool of mortgages (par value)	$14.7 billion	$4.4 billion
Risk in force (par value)	$3.9 billion	$1.1 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$524.7 million

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

Put Options on CPS

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. In the fourth quarter of 2009 and the first quarter of 2010, Radian Group successfully completed tender offers to purchase a majority of the CPS issued by two of the three custodial trusts. In these tender offers and subsequent purchases, Radian Group purchased $32.9 million and $50.0 million, respectively, of the $50.0 million face amount of the CPS issued by each of these two custodial trusts. We purchased the CPS at a weighted average purchase price equal to approximately 35% of the face amount of such CPS. Our continued involvement with these VIEs also includes the payment of a put premium representing the spread between the assets of the trust and the auction rate notes which has typically been de minimis. We eliminate the premium associated with the purchased CPS.

Based on our additional involvement in two of these trusts, combined with the put options Radian Asset Assurance holds on these trusts (which together are considered in the determination of the primary beneficiary), we concluded that we are the party that directs the activities that most significantly influences the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. This determination was based on a qualitative analysis which demonstrates that we have a variable interest in each of these VIEs, and therefore, we concluded that we are the primary beneficiary. As such, the assets and liabilities of these two trusts were consolidated at their respective fair values, net of liabilities to us. The assets of the consolidated trusts, which are reported in short-term investments, may only be used to settle obligations of the trusts, and there are no liabilities of the trusts for which creditors have recourse to our general credit. As it relates to the one remaining unconsolidated trust, we may, in the future, purchase CPS that would give us additional rights in the VIE.

Financial Guaranty

As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties in which we have provided credit protection directly on variable interests by VIEs or, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivatives. For insurance contracts, we record reserves for losses and loss adjustment expenses, and for derivative interests, we record cumulative changes in fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty for one or more classes of beneficial interest holders in the VIE and derivative contracts where we provide such protection to a specific counterparty. Underlying collateral in the VIEs includes residential and commercial mortgages, manufactured housing loans, consumer receivables and other financial assets sold to a VIE and repackaged into securities or similar beneficial interests.

For all VIEs, the maximum exposure is based on the face amount of our insured obligation as of the reporting date, except for the put options on CPS, which is based on the carrying amounts. The following table provides a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets and our condensed consolidated statements of operations and our cash flows as of and for the quarter ended March 31, 2010, as it relates to unconsolidated VIEs:

	March 31, 2010 Interests in Unconsolidated VIEs
	Put Options on CPS	Financial Guaranty Insurance and Credit Derivatives
(In millions)
Balance Sheet:
Derivative assets	$30.8	$2.9
Premiums receivable	—	8.7
Unearned premiums	—	9.5
Reserves for losses and LAE	—	15.5
Derivative liabilities	—	149.4
Statement of Operations:
Net premiums earned	—	0.7
Change in fair value of derivative instruments—loss	(2.1)	(81.6)
Increase in provision for losses	—	5.7
Cash Inflow (Outflow):
Net payments related to credit derivatives	—	(35.7)
Losses paid	—	(2.6)
Premiums (paid) received	(0.4)	0.9
Maximum exposure	30.8	7,256.4

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

On January 5, 2010, we repurchased $31.9 million of outstanding principal on our 7.75% debentures due in June 2011 at an average purchase price of approximately $0.92 per dollar of principal. As such, we recorded a gain of $2.5 million on these repurchases, which is included in net gains (losses) on other financial instruments on our condensed consolidated statements of operations.

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity Needs

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) payments to our insurance subsidiaries in October 2010 under our tax-sharing agreement, (iv) capital support for our insurance subsidiaries, and (v) the payment of dividends on our common stock. At March 31, 2010, Radian Group had immediately available directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $300 million. In addition, we recently commenced a public offering of $550 million of our common stock, with an underwriters’ option to purchase additional shares of our common stock, up to an amount equal to 15% of the offering, solely to cover any over-allotments. If the offering is successfully completed, for which we can provide no assurance, the proceeds from the offering may be used for general corporate purposes, including possibly capital support for our mortgage insurance business and repurchase of, or payments on, our outstanding long-term debt.

Corporate Expenses and Interest Expense.    Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest expense on our long-term debt. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $69 million, which is expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $38 million, which also are expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

Tax Payments.    Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code (“IRC”) had such subsidiary filed its federal tax return on a separate company basis. Under this agreement, we currently estimate that Radian Group will be required to pay approximately $57 million to Radian Guaranty and other subsidiaries by October 2010. Additionally, we believe that Radian Group will be required to make an additional payment to Radian Guaranty in October 2011 of approximately $77 million. This amount represents the maximum that Radian Group may be required to pay given Radian Guaranty’s existing net operating losses (“NOLs”) carryback capability. All amounts estimated to be paid under our tax-sharing agreement are dependent on the extent of tax losses in current and future periods, are based upon current IRC provisions which govern the usage of such tax losses, and may change upon the filing of our consolidated federal income tax returns. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

In November 2009, new tax legislation was enacted that provides an election to extend the existing carryback period for applicable net operating losses incurred in either 2008 or 2009 (but not both years) from two years to up to five years. While the overall impact depends, in part, upon the potential outcome of the current IRS examination for our 2000 through 2007 tax years (see “The Internal Revenue Service (IRS) is examining our tax returns for the years 2000 through 2007”), we do not believe that the newly enacted provisions will have a material impact on Radian Group’s consolidated federal income tax position. We are also currently evaluating Radian Group’s obligations under the tax-sharing agreement in light of this new legislation. If we elect to extend our carryback period pursuant to this legislation, and depending upon whether such election is made with regard to the 2008 or 2009 tax year, we could be required to pay additional amounts ranging from approximately $16 million to $37 million to one or more of our subsidiaries under the tax-sharing agreement.

As of the balance sheet dates, certain of our mortgage insurance subsidiaries other than Radian Guaranty have incurred estimated net operating losses on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carryback provisions of the IRC. As a result, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual net operating loss carryforward under the IRC, then we will be obligated under the tax-sharing agreement to fund such subsidiary’s share of the net operating loss that has been utilized on a consolidated group tax return basis. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.

Capital Support for Subsidiaries.    Radian Group may be required to provide capital support for our mortgage insurance subsidiaries if required by insurance regulators, the GSEs or the rating agencies. For example, Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”), a Texas domiciled mortgage insurance subsidiary that provides Radian Guaranty with reinsurance on deep coverage (representing coverage in excess of 25% of the principal balance of the insured loan) insurance and pool insurance, incurred a significant loss in the first quarter of 2010, primarily as a result of the increase in severity estimates for our mortgage insurance loss reserves during the quarter. As a result, CMAC of Texas required a capital contribution of approximately $63 million in order to maintain a minimum statutory capital level. Similarly, Radian Mortgage Insurance Inc., an Arizona domiciled mortgage insurance subsidiary that also provides Radian Guaranty with pool reinsurance, required a capital contribution of approximately $23 million. Radian Group contributed approximately $56 million to CMAC of Texas to support its capital position, and the remaining amounts required by CMAC of Texas and Radian Mortgage Insurance Inc. were contributed by Radian Guaranty as discussed below. We expect that both CMAC of Texas and Radian Mortgage Insurance Inc. will require additional capital support of approximately $30 million based on our current loss projections, all or a portion of which may be contributed by Radian Group. In addition, we may need to provide additional capital support to our other mortgage insurance subsidiaries in the near and long term.

Dividends.    Our quarterly common stock dividend is $0.0025 per share. Based on the number of shares outstanding at March 31, 2010, Radian Group would pay approximately $0.8 million in the aggregate for our quarterly dividends for the next 12 months.

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

In the fourth quarter of 2009 and the first quarter of 2010, Radian Group successfully completed tender offers to purchase the majority of the CPS issued by two of the three custodial trusts. In the tenders and subsequent transactions, Radian Group purchased $32.9 million and $50.0 million, respectively, of the $50.0 million face amount of the CPS issued by each of these two custodial trusts. We purchased the CPS at a weighted average purchase price approximately equal to 35% of the face amount of such CPS. We have various options relating to the CPS, which include with respect to each custodial trust:

•

Radian Asset Assurance and Radian Asset Securities exercising their respective rights under the put options and issuing their preferred stock to Radian Asset Securities and to the custodial trust, respectively;

•

Radian Asset Assurance causing the dissolution of the custodial trust, resulting in the distribution of the assets held by the custodial trust to the CPS holders. As of the date of this report, if Radian Asset Assurance were to cause the dissolution of the two custodial trusts for which we have bought CPS, Radian Group, as a holder of the CPS for such custodial trusts, would receive $82.9 million in cash from these trusts; or

•	We may seek to purchase the CPS not held by us, through additional tender offers or otherwise.

We expect to fund Radian Group’s short-term liquidity needs with (i) existing cash and marketable securities, (ii) if successful (for which we can provide no assurance), cash to be received from our recently commenced public offering of common stock, (iii) cash received under the tax- and expense-sharing arrangements with our subsidiaries, and (iv) potentially, cash received upon dissolution of the custodial trusts in which we hold CPS. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.

At March 31, 2010, we did not have the intent to sell any debt securities in an unrealized loss position and determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.

Radian Group—Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt and the potential payment due to Radian Guaranty in October 2011 under our tax-sharing arrangement as discussed above. At March 31, 2010, approximately $160 million in principal amount of our long-term debt is due in June 2011 and $250 million is due in 2013 and 2015. We may continue to redeem or repurchase some or all of our outstanding debt if circumstances are favorable to us. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs.

We expect to meet the long-term liquidity needs of Radian Group with (i) available cash, (ii) if successful (for which we can provide no assurance), proceeds from the recently commenced offering of common stock, (iii) additional potential private or public issuances of debt or equity securities, (iv) the sale of assets or from dividends from our subsidiaries, and (v) potentially cash received upon dissolution of the custodial trusts in which we hold CPS. We may not be able to refinance our existing long-term debt on favorable terms, if at all. We expect to be able to repay our June 2011 debt with currently available funds, including amounts received upon dissolution of the CPS trusts, but cannot provide any assurances that we will be able to access the capital markets on favorable terms, if at all, to satisfy or refinance our future liquidity requirements for our long-term debt due in 2013 and 2015.

In July 2009, we filed a shelf Registration Statement on Form S-3 (Registration No. 333-160657). This Registration Statement has been declared effective by the Securities and Exchange Commission (“SEC”) and will allow us, subject to market conditions, and for a period of three years from the filing date, to issue up to $1 billion of the securities covered by the registration statement, including common stock, preferred stock, debt and certain other securities. There can be no assurance that we will be able to raise capital, including a successful completion of the recently commenced public offering of common stock, or improve our liquidity on favorable terms, if at all, and any such arrangement will involve costs and may have certain negative consequences for us and our constituents. These consequences could include a dilutive effect on current equity holders, increased costs of leverage and associated limitations on the operations of the business, a decrease in our CDS spreads and the related increase in the fair value of our liabilities, as well as the up-front costs of the transactions. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the recently commenced public offering.

Mortgage Insurance

The principal liquidity requirements of our mortgage insurance business include the payment of claims, operating expenses, including those allocated from Radian Group, taxes and potential capital support for its mortgage insurance subsidiaries. The principal sources of liquidity in our mortgage insurance business are insurance premiums, net investment income (including amounts generated from investment of the proceeds of our recent sale of Sherman), cash dividends from Radian Asset Assurance, and potential payments from Radian Group under our tax allocation agreement. Our mortgage insurance business has incurred significant losses during the past three years due to the housing and related credit market downturn. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that any shortfall can be funded from sales of short-term marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our mortgage insurance business.

As discussed above, as a result of losses incurred by CMAC of Texas and Radian Mortgage Insurance Inc. during the first quarter of 2010, Radian Guaranty contributed approximately $23 million to Radian Mortgage Insurance Inc. and $7 million to CMAC of Texas to enable these subsidiaries to satisfy their minimum statutory capital requirements. Additional capital support for these and other subsidiaries may be required in the near and long term.

As of March 31, 2010, Radian Asset Assurance maintained claims paying resources of $2.5 billion, including statutory surplus of approximately $1.0 billion. During 2009, Radian Asset Assurance paid a dividend of $99.7 million to Radian Guaranty and based on current projections, we currently expect Radian Asset Assurance will have the capacity to issue another dividend of approximately $70 million to Radian Guaranty in June 2010, which will not require the prior approval from the New York Insurance Commissioner.

The amount, if any, and timing of Radian Asset Assurance’s dividend paying capability will depend, in part, on the performance of our insured financial guaranty portfolio, including the payment of claims or commutation payments. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to release capital to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, and claim payment obligations arise with respect to one or more transactions, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any reduction in statutory capital would also likely reduce Radian Asset Assurance’s capacity to issue dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from issuing dividends altogether.

As discussed above, we transferred our equity interest in Sherman to Radian Guaranty in the fourth quarter of 2009. Following this transfer, Radian Guaranty received a $1.5 million dividend from Sherman in the first quarter of 2010, and a $28 million dividend in April 2010. On May 3, 2010, Radian Guaranty sold to Sherman all of its remaining equity interest in Sherman for approximately $172 million in cash.

Financial Guaranty

The principal short-term and long-term liquidity requirements of our financial guaranty business include the payments of operating expenses, including those allocated from Radian Group, claim and commutation payments, taxes and dividends to Radian Guaranty. In addition, we have potential liquidity risk with respect to certain of our CDSs covering senior tranches of TruPs CDOs (representing a total net par outstanding of $858.7 million as of March 31, 2010). For more information regarding this potential liquidity risk, see “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” above.

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

Reconciliation of Net Loss to Cash Flows from Operations

The following table reconciles net loss to cash flows from operations for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31 2010	March 31 2009
Net loss	$(310,355)	$(217,437)
Change in loss and LAE reserves	247,981	116,623
Change in second-lien premium deficiency reserves	(1,231)	(48,184)
Deferred tax benefit	(189,335)	(40,121)
Depreciation and amortization, net	6,392	3,441
Change in unearned premiums	(42,094)	(56,988)
Change in deferred policy acquisition costs	3,347	4,258
Net payments related to derivative contracts (1)	(87,415)	(16,901)
Equity in earnings of affiliates	(8,098)	(10,552)
Distributions from affiliates (1)	1,515	6,441
Proceeds from sales of trading securities (1)	—	214,803
Purchases of trading securities (1)	—	(334,828)
Net losses on other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	121,588	260,170
Decrease in prepaid federal income taxes (1)	—	235,353
Change in reinsurance recoverables	22,027	(45,000)
Cash paid for commutations, terminations and recaptures (1)	(93,365)	—
Change in other assets	43,320	(70,304)
Change in accounts payable and accrued expenses	(1,288)	26,330

Cash flows provided by (used in) operating activities	$(287,011)	$27,104

(1)	Cash item.

Cash flows from operations for the first quarter of 2010 decreased from the comparable period of 2009 mainly due to an increase in net payments related to the settlement of derivatives contracts and the termination of first-and second-lien transactions. We expect that we will use more cash than we generate from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $1.7 billion at March 31, 2010, compared to $2.0 billion at December 31, 2009. The decrease in stockholders’ equity resulted primarily from our net loss of $310 million for the first quarter of 2010.

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below.

Reserve for Losses

We establish reserves to provide for losses and the estimated costs of settling claims in both the mortgage insurance and financial guaranty segments. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, and the magnitude of a loss. The accounting standard regarding accounting and reporting by insurance enterprises specifically excludes mortgage insurance from its guidance relating to the reserve for losses. However, because of the lack of specific guidance, we establish reserves for mortgage insurance using the guidance contained in this standard, supplemented with other accounting guidance as described below.

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. We also forecast the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, and other items that may give rise to insurance rescissions and claim denials, to help determine the likelihood that a submitted claim will result in a paid claim (referred to as the “default to paid claim rate”). Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”). Based on these estimates, we arrive at an appropriate loss reserve at a given point in time.

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

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds towards foreclosure, there is generally more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured), the reserve for that loan is removed from the reserve for losses and LAE. We also establish reserves for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary.

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

Each loan that we insure is unique, but for purposes of reserve modeling, loans are aggregated into similar groups. The attributes used to define the groups include the default status of the loans (i.e., number of days past due), product type (Prime, Alt-A, and Subprime), type of insurance, (i.e., primary or pool), vintage year, loss position (i.e., with or without a deductible), and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to paid claim rates for each product and default status. The default to paid claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to paid claim rates. Recently, we have experienced a significant increase in our insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation. After estimating the default to paid claim rate, we estimate the severity of each product type, type of insurance, and state grouping based on the average severity rates recently observed. These average severity estimates are applied to individual loan coverage amounts to determine reserves.

Our projected default to paid claim rate was 36% at December 31, 2009 and 37% at March 31, 2010. A key assumption affecting our methodology is that future ultimate default to paid claim rates and severities will be consistent with our recent experience. Based on the results of our recent claims investigations, we expect our rescission and denial rates to remain at increased levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio. Our increase in the rate of rescissions and denials has led to an increased risk of litigation by lenders and policyholders objecting to our right to rescind coverage or deny claims, and recently we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials. Such challenges may be made several years after we have rescinded a certificate of insurance or denied a claim. Although we believe that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions and denials in any potential legal actions, we may need to reassume the risk, and reestablish loss reserves for those loans.

The following table shows the mortgage insurance range of loss and LAE reserves and recorded reserves for losses and LAE, as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010			As of December 31, 2009
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$3,293.2	$3,900.8	$3,597.0	$3,159.9	$3,741.2	$3,450.5

Reserves for our mortgage insurance business are recorded based on our estimate of loss and LAE reserves. We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at March 31, 2010 represents our best estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity of first-lien loss reserve estimates at March 31, 2010, by assessing the potential changes resulting from a parallel shift in severity and default to paid claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (27% of unpaid principal balance at March 31, 2010), we estimated that our loss reserves would change by approximately $114 million at March 31, 2010. For every one percentage point change in pool claim severity (42% of unpaid principal balance at March 31, 2010), we estimated that our loss reserves would change by approximately $12 million at March 31, 2010. For every one percentage point change in our overall default to paid claim rate (37% at March 31, 2010, including our assumptions related to rescissions and denials), we estimated a $99 million change in our loss reserves at March 31, 2010.

In our financial guaranty business, we recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and when the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, or based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we rely on information provided by the ceding company as confirmed by us, as well as our specific knowledge of the credit for determining expected loss.

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

Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. We cannot be certain that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

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

Numerous factors affect our ultimate claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of delinquent loans moving to claim (such default to paid claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of March 31, 2010, our modeled loan default projections assume that the rate at which current loans move into default will remain stable throughout the remainder of 2010 and will gradually return to normal historical levels over the subsequent two years.

The following table illustrates our net projected premium excess on our first-lien portfolio:

First-lien portfolio (In millions):	March 31 2010	December 31 2009
Net present value of expected premiums	$2,888	$2,823
Net present value of expected losses and expenses	(4,632)	(4,299)
Reserve for premiums and losses established, net of reinsurance recoverables	2,970	2,785

Net projected premium excess	$1,226	$1,309

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of March 31, 2010 or December 31, 2009. Expected losses are based on an assumed paid claim rate of approximately 13.5% on our total primary first-lien mortgage insurance portfolio, which includes both delinquent loans and current loans, comprising 9.9% on prime, 29.3% on subprime and 26.7% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first- lien portfolio. In addition, an increase in estimated rescissions and denials on insured loans as part of our loss mitigation efforts is expected to partially offset the impact of expected defaults and claims.

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

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

	Three Months Ended March 31
Second-Lien PDR (In thousands):	2010	2009
Balance at beginning of period	$25,357	$86,861
Incurred losses recognized in loss reserves	(5,080)	(61,539)
Premiums recognized in earned premiums	510	1,235
Changes in underlying assumptions	3,486	13,106
Accretion of discount and other	(147)	(986)

Balance at end of period	$24,126	$38,677

During the first quarter of 2010, the second-lien PDR decreased by approximately $1.2 million, primarily as a result of the normal transfer of premium deficiency reserves to loss reserves, partially offset by a change in assumptions. Our second-lien portfolio is relatively seasoned, and as a result, we do not believe that future changes in macroeconomic factors will result in significant changes to our current loss projections.

Fair Value of Financial Instruments

We record fair value under the accounting standard regarding fair value measurements, which requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with this standard. Effective January 1, 2010, we adopted the update to the accounting standard regarding fair value measurements and disclosures. This update requires new disclosures regarding significant transfers in and out of Level I and Level II fair value measurements. Additional disclosures regarding the reconciliation of Level III fair value measurements are not required until 2011.

When determining the fair value of our liabilities, we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. As our credit default swap spread tightens or widens, the fair value of our liabilities increases or decreases, respectively.

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

Level II—Quoted prices or valuations in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level III—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2010, our total Level III assets were approximately 5.0% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Trading securities, hybrid securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value as described in Note 4 and Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements. All derivative instruments and contracts are recognized on our condensed consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, hybrid securities, VIE debt, derivative instruments, and certain other assets are included in the statements of operations.

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

CDO—These securities are categorized in Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.

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

Derivative Instruments and Related VIE Assets/Liabilities

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

We make an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of the fair value of our derivative liabilities. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS and Consolidated CPS VIE debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts. At March 31, 2010, after consolidation, we have a remaining fair value of $30.8 million related to the put options on CPS included in derivative assets for the one trust that is not consolidated and $6.6 million of VIE debt related to the consolidated trusts. The put options on CPS and the consolidated CPS VIE debt are categorized in Level III of the fair value hierarchy. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our put options on CPS.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE debt

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives, NIMS derivative assets or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives, NIMS derivative assets and NIMS VIE debt are all categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS VIEs, the fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally-generated valuation model.

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $292.1 million as of March 31, 2010, which is our best estimate of settlement value at that date and represents 100% of our total risk in force. The recorded fair value of our total net liabilities related to NIMS as of March 31, 2010 was $256.7 million, of which $11.7 million relates to derivative assets and $268.4 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $35.4 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 86.6% of the aggregate net par outstanding of our corporate CDO transactions (as of March 31, 2010) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS, and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS (such as credit card securities), and (iii) project finance transactions. The fair value of our non-corporate CDO and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

TruPs CDOs—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks and insurance companies, as well as real estate investment trusts and other financial institutions, whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. Beginning in the third quarter of 2009, we began to use a discounted cash flow valuation approach to determine fair value for these transactions. As a result of significant credit deterioration during this reporting period, we determined that the market spreads utilized in prior periods were no longer a relevant key assumption in determining fair value of these transactions. We utilize a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default remains outstanding as of the CDS termination date (the “Conditional Liquidity Claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a Conditional Liquidity Claim. A discounted cash flow valuation is also performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a Conditional Liquidity Claim and one in which the claim is not made.

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

CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDO of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses are estimable.

For one CDO of ABS transaction, the credit quality of the underlying referenced obligations is reasonably similar to that which is included in the AAA-rated ABX.HE index, a standardized list of RMBS reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction is derived directly from the observed spreads of this index. This transaction matured during the quarter ended March 31, 2010.

Prior to January 1, 2010, our guaranty on our other CDO of ABS transaction was accounted for as a derivative. Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for this CDO of ABS transaction and consolidated the VIE assets and liabilities as of January 1, 2010. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by this VIE, which primarily consist of trading securities, interest rate swaps and VIE debt to note holders in the trust. The fair value election results in a net fair value of the VIE assets and VIE liabilities that is equal to the fair value liability of our exposure as previously accounted for as a derivative. See Note 5 for further discussion of the primary beneficiary analysis and the related financial impact to our financial position, financial performance and cash flows.

The investment securities in this VIE have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows based on our internal credit analysis, which is based on the current performance of each security. The present value of the expected cash flows from the securities is then determined using a discount rate derived from the BBB- ABX.HE index. The present value of the insured cash flows (which represent the VIE debt) is determined using a discount rate that is equal to our CDS rate plus a risk-free rate. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.

The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $462.6 million. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of March 31, 2010 was $128.7 million, as the fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE. Because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payment.

CDOs of CMBS—The fair premium amounts for our CMBS CDO transactions for a typical market participant are derived directly from the observed spreads on the CMBX indices. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on their various origination periods and credit grades. For each of our CMBS CDO transactions, we use the CMBX index that most directly correlates to our transaction with respect to the origination period and credit rating of the referenced obligations included in our transactions. The typical fair premium amount is the fair value of the expected future fair premiums (determined by the observed index spreads) determined by using a discount rate equal to the CDS spread of a typical market participant plus a risk-free rate.

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

For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of our CDOs of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of March 31, 2010 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for our non-performance risk that is based on our CDS spread. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

Other Financial Guaranty VIE Consolidated Assets/Liabilities

Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for two other VIEs as of January 1, 2010, for which we have provided financial guarantees. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by these two VIEs, which primarily consist of manufactured housing loans and VIE debt to note holders in the trust. The fair value election allows us to offset the changes in fair value of the assets and liabilities of the trust, providing a better representation of our net exposure to the VIEs. See Note 5 for further discussion of the primary beneficiary analysis and the related financial impacts to our financial position, financial performance and cash flows.

The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for this transaction is determined using a discounted cash flow analysis. We do not currently estimate any projected claims based on our internal credit analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs, and to derive the fair value of the assets in these VIEs, which are reported within other assets on our condensed consolidated balance sheets.

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $131.0 million; however, we do not currently expect to pay any claims related to these two VIEs. At March 31, 2010, we recorded $118.3 million of other assets, $117.9 million of VIE debt and $0.4 million of accounts payable and accrued expenses associated with these two VIEs.

Mortgage Insurance Domestic and International CDS

The estimated fair value of our mortgage insurance domestic CDS was determined using internal models that employed a discounted cash flow methodology. We estimated losses in each securitization by applying expected default rates separately to loans that were delinquent and to those that were current. We then projected prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds were used to estimate the cash flows for each underlying securitization, and ultimately, to produce the projected credit losses for each mortgage insurance domestic CDS. In addition to expected credit losses, the fair value for each mortgage insurance domestic CDS was approximated by incorporating future expected premiums to be received from the transaction. These future expected premiums were discounted utilizing a risk-adjusted interest rate that was based on the current rating of each transaction. The projected net losses were discounted using a rate of return that incorporates our own non-performance risk, which resulted in a significant reduction of the derivative liability. Prior to their termination in the second quarter of 2009, our mortgage insurance domestic CDS were categorized in Level III of the fair value hierarchy.

In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective transaction, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. We make an adjustment to the fair value amount described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs. Our international CDS transaction is categorized in Level III of the fair value hierarchy.

VIEs

Effective January 1, 2010, we adopted the update to the accounting standard regarding accounting for transfers of financial assets. This update is intended to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this update removes the concept of a qualified special purpose entity (“QSPE”) from the accounting standard related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from applying the accounting standard related to the consolidation of VIEs. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the financial statement impact of this standard.

Effective January 1, 2010, we adopted the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. This amendment requires that entities previously considered QSPEs be evaluated for consolidation as VIEs. It also amends certain guidance in the accounting standard related to the consolidation of VIEs for determining whether an entity is the primary beneficiary of a VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required, and the quantitative approach previously required for determining the primary beneficiary of a VIE is eliminated. The quantitative approach that was eliminated was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This qualitative analysis identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant us additional rights upon an event of default, a servicer termination event or breach of a performance trigger, and our obligation to absorb significant losses. Due to the continued deterioration of the performance of many of our financial guaranty transactions, these performance tests and events could be triggered. When we obtain control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we are the primary beneficiary. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the financial statement impact of this standard.

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

In accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we use an annualized effective tax rate to compute our tax expense each quarter. We adjust this annual effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year true-ups. Given the uncertainty of the impact of these discrete items for the full year of 2010, which directly affects our ability to estimate our pre-tax income or loss and the associated effective tax rate for the full year of 2010, we believe it is appropriate to treat these items discretely when developing our effective tax rate each quarter. Future changes in these discrete items during the year will impact our annual effective tax rate.

Recent Accounting Pronouncements

There were no applicable new accounting pronouncements issued during the quarter ended March 31, 2010. We have adopted the accounting standards updates regarding accounting for transfers of financial assets and improvements to financial reporting by enterprises involving VIEs that became effective on January 1, 2010.

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

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at March 31, 2010 and December 31, 2009, was $6.0 billion and $6.1 billion, respectively, of which 92% and 95%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At March 31, 2010, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $291.2 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $281.4 million. At March 31, 2010, the average duration of the fixed-income portfolio was 5.1 years. The market value and carrying value of our long-term debt at March 31, 2010 was $557.5 million and $665.9 million, respectively.

Credit Risk

We provide credit protection in the form of CDS and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS, and TruPs. With the exception of NIMS, one CDO of ABS and our insured TruPs CDOs (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations, in some cases compounded by ratings downgrades of these insured obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as of March 31, 2010, assuming that our own CDS spread remained constant. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table.

($ in millions)	Weighted Average Spread	Market Value Net Liabilities	Effect on Market Value based on:
			10% widening of credit spreads	10% tightening of credit spreads
NIMS related (1)	44.76%	$256.7	$(0.1)	$0.1
Corporate CDOs	0.65%	$17.7	(7.0)	7.0
Non-Corporate CDOs related (2)	2.95%	$291.6	(32.5)	32.5

Estimated pre-tax (loss) gain			$(39.6)	$39.6

(1)	Includes VIE debt of $268.4 million and NIMS derivative assets of $11.7 million.
(2)	Includes VIE net liabilities of $128.7 million and derivative liabilities of $162.9 million.

If our CDS spread was to tighten significantly, and other credit spreads utilized in our fair value methodologies remained constant, our unrealized losses on derivatives and VIE debt could increase significantly. The table below presents the pre-tax change in fair value of our derivatives portfolio and our VIE debt as a result of an instantaneous shift of our CDS curve as of March 31, 2010 in isolation:

($ in millions)	Radian Group Spread	Market Value Net Liabilities	Effect on Market Value based on:
			500 basis point widening of Radian’s spread	500 basis point tightening of Radian’s spread
	9.83%
NIMS related (1)		$256.7	$17.7	$(21.0)
Corporate CDOs		$17.7	37.0	(94.7)
Non-Corporate CDOs related (2)		$291.6	109.5	(574.0)

Estimated pre-tax gain (loss)			$164.2	$(689.7)

(1)	Includes VIE debt of $268.4 million, and NIMS derivative assets of $11.7 million.
(2)	Includes VIE net liabilities of $128.7 million and derivative liabilities of $162.9 million.

Given the relatively high level of volatility in spreads for our derivative transactions and VIE debt (including our own CDS spread), the sensitivities presented above are higher than our longer term historical experience. The range of a 500 basis point tightening and a 500 basis point widening was determined based on our current CDS spread and most recent experience.

Foreign Exchange Rate Risk

We analyzed our currency exposure as of March 31, 2010, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $10.2 million as of March 31, 2010.

At March 31, 2010, we held approximately $21.8 million of investments denominated in Euros. The value of the Euro against the U.S. dollar strengthened from 1.33 at March 31, 2009, to 1.35 at March 31, 2010. At March 31, 2010, we held approximately $39.2 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0101 at March 31, 2009, to 0.0107 at March 31, 2010.

Equity Market Price

At March 31, 2010, the market value and cost of our equity securities were $259.3 million and $236.1 million, respectively. Included in the market value and cost of our equity securities is $78.3 million and $67.7 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $25.9 million as of March 31, 2010.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2010 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As previously disclosed, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the court ordered that the cases be consolidated into In re Radian Securities Litigation. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. Plaintiffs filed an amended complaint on July 10, 2009. On May 3, 2010, the court granted our motion to dismiss the amended complaint and dismissed this case with prejudice.

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

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company (“Deutsche Bank”), FGIC, Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million, without giving effect to our settlements with Ambac and MBIA of an aggregate of $48 million of the approximately $77 million in total claim liability, as described below. After being stayed for several months as a result of the Federal Deposit Insurance Corporation (“FDIC”)’s seizure of IndyMac, this action resumed in April 2009, at which time the defendants filed motions to dismiss the action.

Also in June 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. This action was subsequently dismissed without prejudice.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represents approximately $21 million of the approximately $77 million in total claim liability. These settlements resolved the declaratory judgment action as it pertains to Ambac and MBIA, and the arbitrations commenced by Ambac and MBIA were dismissed with prejudice. An arbitration hearing with FGIC is expected to be held in the second or third quarter of 2010.

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated position and results of operations.

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our current and former employees and directors provide voluntary testimony in this matter. We believe that the investigation generally relates to the previously proposed merger of Radian Group with MGIC Investment Corporation (“MGIC”) and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. This matter is ongoing and no assurance can be given that the SEC will not recommend an enforcement action against us or one or more of our current and former employees or directors.

Item 1A.	Risk Factors.

We have incurred significant losses on our insured products as a result of deterioration in national and regional economic conditions and we could incur significant additional losses in the future.

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. Many of these conditions are beyond our control, including national or regional economic recessions, home price depreciation and unemployment, interest rate changes or volatility, deterioration in lending markets, and other factors. The economic recession that began in the U.S. in 2007, characterized by a nation-wide decline in home prices, high unemployment, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had a negative impact on the operating environment and results of operations for each of our business segments. In particular, our results of operations and financial condition have been particularly affected by weakening economic conditions, such as depreciating home values and unemployment.

We have experienced increased delinquencies and claims in our mortgage insurance business, primarily driven by the poor performance of our late 2005 through 2008 insured books of business. Deterioration in general economic conditions, including elevated levels of unemployment and a broad decline in home prices, has increased the likelihood that borrowers will default on their mortgages. Falling home prices have increased the likelihood that borrowers with the ability to make their mortgage payments may voluntarily default on their mortgages when their mortgage balances exceed the value of their homes. We also believe that some borrowers may voluntarily default to take advantage of certain loan modification programs currently being offered or that may be offered in the future. Falling home prices make it more difficult for us to mitigate our losses when a default occurs. See “Our loss mitigation strategies are less effective in markets where housing values fail to appreciate or continue to decline.”

At March 31, 2010, approximately 54.4% of our primary mortgage insurance risk in force was concentrated in 10 states, with the highest percentages being in California, Florida and Texas. A large percentage of our second-lien mortgage insurance risk in force also is concentrated in California and Texas. Deteriorating markets in California and Florida, where non-prime and non-traditional mortgage products such as ARMs and interest-only loans are prevalent and where home prices have fallen significantly, have resulted in significant losses in our mortgage insurance business. During the prolonged period of rising home prices that preceded the current downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in this state. As mortgage credit performance in California and Florida has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or continue to deteriorate.

In addition to California and Florida, approximately 12.3% of our primary mortgage insurance risk in force at March 31, 2010 was concentrated in the Midwestern states of Michigan, Illinois and Ohio. This region has continued to experience higher default rates, which we believe are largely attributable to the difficult operating environment in the domestic auto industry. We expect that this trend may continue.

Our financial guaranty portfolio continues to be negatively impacted by deterioration in the credit markets and the overall economy. See “Our financial guaranty portfolio has experienced deterioration as result of general erosion in credit markets and the overall economy and is susceptible to further deterioration” below. Our financial guaranty business also has a significant portion of its insurance risk in force concentrated in a small number of states, principally California, Texas, New York, Pennsylvania, and Illinois, and could be materially and adversely affected by a continued and prolonged weakening of economic conditions in these states.

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

High-LTV Mortgages.    We provide mortgage insurance on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. As a result, we typically insure loans where borrowers’ have less equity at risk at origination than borrowers who make larger down payments; therefore, with respect to this loan characteristic, the loans we insure often have a higher propensity to default relative to the total mortgage market. In addition, of the mortgage loans that we insure, a portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of greater than 95%. At March 31, 2010, our mortgage insurance risk in force related to these loans represented 20.3% of our total primary insurance risk in force. We believe mortgage loans with LTVs greater than 95% default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. We have altered our underwriting criteria to significantly restrict the number of new loans with LTVs greater than 95% and have adopted more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes have improved the overall risk profile of the new business we have written, in the near term, it is likely that our results of operations and financial condition will continue to be negatively affected by the performance of our existing insured loans with high-LTVs.

Non-Prime Loans.    A large percentage of the mortgage insurance we wrote in years 2005 through 2007 and, consequently, our existing mortgage insurance risk in force, is related to non-prime loans. At March 31, 2010, our non-prime mortgage insurance risk in force, including Alt-A, was approximately 19% of our total primary insurance risk in force. Historically, non-prime loans are more likely to result in claims than prime loans. In addition, our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to other loans, which often results in larger claims. We have experienced a significant increase in mortgage loan defaults related to Alt-A loans originated in 2005 through 2007. These losses have occurred more rapidly and well in excess of historical loss patterns, and have contributed in large part to the significant increase in our provision for losses. If delinquency and default to paid claim rates on non-prime loans continue to increase as is expected, in particular in California, Florida and other states where the Alt-A product is prevalent, our results of operations and financial condition will continue to be negatively affected.

Pool Mortgage Insurance.    We offer pool mortgage insurance, which exposes us to an increased risk of greater loss severity compared to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full claim amount of every loan in the pool within our exposure limits and upon which a claim is made until the aggregate limit is reached, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At March 31, 2010, approximately 7% of our total mortgage insurance risk in force was attributable to pool insurance.

NIMS.    We have provided credit enhancement on NIMS. NIMS have been particularly susceptible to the disruption in the mortgage credit markets, and we stopped writing insurance on NIMS in 2007. We expect all of our NIMS to result in credit losses, with most payments expected to occur in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of March 31, 2010 was $256.7 million. Because our future expected credit losses are greater than the carrying value of our liability related to NIMS, we expect a maximum additional negative impact of $35.4 million to our results of operations related to NIMS in future periods.

We insure adjustable rate loans that have resulted in significant losses and are expected to result in further losses.

At March 31, 2010, approximately 15.0% of our primary mortgage insurance risk in force consisted of ARMs, which include loans with negative amortization features, such as pay option ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) expires. We consider a loan to be an ARM if the interest rate for that loan will reset at any point during the life of the loan. However, it has been our experience that ARMs with resets of less than five years from origination are more likely to result in a claim than longer-term ARMs. ARMs with resets of less than five years represented approximately half of our total primary risk in force related to ARMs at March 31, 2010. Approximately 7.0% of the ARMs that we insure are scheduled to have initial interest rate resets in 2010.

At March 31, 2010, approximately 8.1% of our primary mortgage insurance risk in force consisted of interest-only mortgages (including approximately 4.0% of our primary mortgage insurance risk in force consists of interest-only mortgages that are ARMs), where the borrower pays only the interest on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. We believe that, similar to ARMs, these loans have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made.

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

In recent years, the amount of insurance we have rescinded or claims that we have denied due to fraud, misrepresentation or other violations of our insurance policies has increased significantly. These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our reserve for losses. Our estimate of rescissions and denials had the effect of reducing our loss reserves as of March 31, 2010 by approximately $1.4 billion. In addition, during 2009 and in the first quarter of 2010, we rescinded or denied approximately $904 million and $277 million, respectively, of first-lien claims submitted to us for payment (“submitted claims”), compared to approximately $166 million for 2008 and $158 million for the first quarter of 2009. Of the claims rescinded or denied in 2009 and the first quarter of 2010, approximately $440 million and $157 million, respectively, related to claims from policies where we were in a first loss position and would have paid the claim absent the rescission or denial, while approximately $464 million and $120 million, respectively, related to claims where we were in a second loss position and regardless of such rescission or denial would not have necessarily been responsible to pay the claim as a result of deductibles and other exposure limitations included in our policies. These amounts also include a small amount of submitted claims that were subsequently withdrawn by the insured. Although we expect the high level of rescissions and denials to continue in light of our significant default inventory, we can provide no assurance that rescissions and denials will continue at the increased levels we have recently experienced or will continue to materially mitigate paid losses.

The insured lenders may dispute our right to rescind coverage or deny a claim, which dispute may be made several years after such rescission or denial. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials. We are currently in discussions with these customers regarding a number of rescissions or denials that are collectively material in amount, which if not resolved, could result in arbitration or judicial proceedings. We may be unsuccessful in such proceedings, which may be costly and time consuming. The heightened risk of disputes with our customers regarding our increased rescissions and claim denials could potentially lead to the loss of one or more customers. See “Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose any significant customer” and “We are subject to the risk of private litigation and regulatory proceedings.”

The determination of our reserve for losses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. If the actual amount of rescissions and denials is much lower than our estimate, as a result of litigation, settlements or other factors, our losses may be materially increased, which could have a material adverse effect on our financial condition and results of operations. For additional information regarding the determination of a reserve for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” of this Report.

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

The GSEs, rating agencies and state insurance regulators impose various capital requirements on our insurance subsidiaries. These capital requirements include risk-to-capital ratios, risk-based capital measures and surplus requirements that limit the amount of insurance that our insurance subsidiaries may write. Sixteen states currently have a statutory or regulatory requirement limiting a mortgage insurer’s risk-to-capital ratio to 25 to 1. As a result of the significant losses we experienced in our mortgage insurance business, Radian Guaranty’s risk-to-capital ratio grew from 8.1 to 1 at December 31, 2006 to 16.9 to 1 at March 31, 2010.

Based on current and expected future trends, we believe that we may continue to incur material losses in our mortgage insurance business. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. In the absence of additional new capital or capital relief through reinsurance or otherwise, Radian Guaranty’s risk-to-capital ratio is expected to increase during 2010 and could reach 25 to 1 before the end of the year if losses are significantly worse than our current expectations.

We, along with others in our industry, are seeking regulatory changes or relief in those states that impose a 25 to 1 risk-to-capital requirement, primarily through new legislation or other means by which the insurance regulator in these states is granted discretionary authority to waive the 25 to 1 risk-to-capital requirement. Although these efforts have been successful in some states, it is uncertain whether regulatory changes or relief will be obtained in the remaining states in sufficient time, if at all, to avoid a breach of the 25 to 1 limitation in these states. Further, in those states that currently allow for discretionary authority, there can be no assurance that the regulators in these states will exercise their discretion to permit us to write new business in the event that we exceed the 25 to 1 limitation, how long such regulators may allow any waiver of this requirement to exist or what, if any, other requirements may be imposed. Moreover, in those states that do not have a capital adequacy requirement in the form of a 25 to 1 limitation, it is not clear what actions the applicable state regulators would take if we failed to meet the capital adequacy requirement established by another state. Accordingly, if we fail to meet the capital adequacy requirements in one or more states, Radian Guaranty could be required to suspend writing business in some or all of the states in which we do business.

We are actively managing Radian Guaranty’s risk-to-capital ratio by pursuing alternatives to address our mortgage insurance capital needs, including the recently announced Common Stock Offering and by freeing up capital for use through liquidation of certain of our investments, such as the sale of Sherman, and through reinsurance or other risk transfer arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report. We cannot provide any assurance as to whether we will embark upon or we will be successful in implementing any of these alternatives, many of which require regulatory and other approvals, or whether the capital or capital relief obtained through such alternatives will be sufficient to maintain our risk-to-capital ratio at or below 25 to 1. Any future equity offerings could be dilutive to our existing stockholders, could result in a decrease in the price of our common stock, or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock.

We are also preparing, if necessary, to write new first-lien mortgage insurance business through our wholly-owned subsidiary, Amerin Guaranty, in those states that continue to impose a 25 to 1 risk-to-capital requirement.

We have received preliminary approval from the Pennsylvania Department of Insurance to use Amerin Guaranty as a first-lien mortgage insurance provider and have redomesticated Amerin Guaranty from Illinois to Pennsylvania for this purpose. However, before Amerin Guaranty may write first-lien mortgage insurance, we will need to add sufficient capital to Amerin Guaranty either from internal resources or from new capital and also will need to seek and obtain necessary regulatory or other approvals, including from the GSEs. Amerin Guaranty is currently prohibited from writing new insurance business in six states without the addition of new capital. We cannot provide any assurance as to whether we will be successful in sufficiently capitalizing Amerin Guaranty or whether we will obtain the necessary approvals for implementing this alternative.

If Radian Guaranty’s risk-to-capital ratio were to exceed 25 to 1, certain state insurance regulators might limit the amount of new insurance business that Radian Guaranty may write or prohibit Radian Guaranty from writing new insurance altogether in their respective states, including those states that do not currently impose a 25 to 1 limitation. In addition, the GSEs and our other customers may decide not to conduct new business with Radian Guaranty (or reduce current business levels) while its risk-to-capital ratio remained at elevated levels. This could ultimately result in a loss of Radian Guaranty’s eligibility with the GSEs. The franchise value of our mortgage insurance business would likely be significantly diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it could write, especially in the event we are unable to execute on our strategy for writing new first-lien mortgage insurance through Amerin Guaranty. In addition, any restriction on Radian Guaranty’s ability to continue to write new insurance would likely harm our ability to attract new capital.

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

Radian Group is an insurance holding company and our insurance subsidiaries are subject to extensive regulation, including with respect to transactions involving any of our insurance subsidiaries on the one hand and us or any of our affiliates (including another insurance subsidiary) on the other hand. During 2009, we reallocated a large portion of our investment portfolio among our insurance subsidiaries primarily to redistribute our holdings of taxable securities as part of our tax planning strategy. This reallocation was conducted pursuant to a number of transfers of investment grade securities among our insurance subsidiaries. The aggregate amounts of these transactions were reported in the statutory year-end filing for each such subsidiary. In addition, we believe that certain of these transactions required prior notice to, and in some instances, may have required the prior approval of, the insurance regulators for the insurance companies involved, which notices were not filed and which prior approvals were not obtained. While we believe all of these securities transactions were executed at the fair value of the securities transferred, and therefore were “fair and reasonable” to the parties involved as is required under applicable insurance regulation, we plan to discuss this matter with each of our insurance regulators, who have the discretion to impose certain sanctions, including fines or other penalties, under applicable insurance regulations.

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

During the third quarter of 2008, Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the performance of our financial guaranty business. If the performance of our financial guaranty portfolio deteriorates materially, including if we are required to establish one or more significant statutory reserves as a result of defaults in our insured obligations, or we make commutation payments to terminate insured obligations in excess of the statutory reserves for such obligations, the regulatory capital of Radian Guaranty also would be negatively impacted. Any decrease in the capital support derived from our financial guaranty business could, therefore, negatively impact the franchise value of our mortgage insurance business, and potentially lead to our inability to continue to write new mortgage insurance business. See “Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration” and “We face risks associated with our financial guaranty insurance customers and our second-to-pay liabilities from these entities.”

As of March 31, 2010, Radian Asset Assurance maintained a statutory surplus of approximately $1.0 billion and total claims paying resources of approximately $2.5 billion. We expect our financial guaranty business to issue significant dividends to Radian Guaranty over time as our existing financial guaranty portfolio matures and the exposure is reduced. The timing and amount of these cash infusions will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. If our financial guaranty exposure is reduced on an accelerated basis through the recapture of insured business from our primary financial guaranty reinsurance customers or otherwise, Radian Asset Assurance may have the ability to issue dividends to Radian Guaranty more quickly and in greater amounts. If, however, the performance of our financial guaranty portfolio deteriorates materially, or the amount we pay to terminate any particular financial guaranty exposure is larger than the amount of the reserves for such exposure, our financial guaranty statutory surplus could be reduced and our financial guaranty business would likely have less capacity to issue dividends to Radian Guaranty, and could be restricted from issuing dividends altogether.

Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Financial Guaranty—Credit Performance,” in Item 2 of Part I above, we have experienced credit deterioration in our financial guaranty portfolio as a result of general deterioration in credit markets and the overall economy. In particular, we have experienced credit deterioration within our insured portfolio of TruPs CDOs. For our sole remaining CDO of ABS transaction with $462.6 million in net par outstanding as of March 31, 2010, we currently expect to begin paying claims in respect of interest shortfalls in 2011, and possibly earlier, if the deterioration is worse than projected. Upon our initial claim payment obligation, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced by an amount equal to the present value of our expected future net losses (net of taxes on this transaction). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty” for additional information regarding this CDO of ABS transaction and certain circumstances where we may be obligated to pay outstanding principal prior to the legal final maturity date of our TruPs CDOs. While we have sought to underwrite our insured credits with levels of subordination or other credit enhancement designed to protect us from loss in the event of poor performance of the underlying collateral, we cannot be certain that such levels of subordination will protect us from future material losses in light of the significantly higher rates of delinquency and losses currently being observed within our insured credits.

We have guaranteed structured finance obligations that expose us to a variety of complex credit risks and indirectly to market, political and other risks beyond those that generally apply to financial guarantees of public finance obligations. We have insured and reinsured certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases, credit card receivables and other consumer assets, both funded and synthetic. We have also insured obligations under CDS, including CDOs of several asset classes, such as corporate debt, TruPs, RMBS, CMBS and other ABS obligations. We continue to have exposure to trade credit reinsurance (which is currently in run-off), which protects sellers of goods under certain circumstances against nonpayment of their accounts receivable. Losses associated with our structured finance and trade credit reinsurance businesses are difficult to predict accurately and could have a material adverse effect on our financial condition and operating results, especially given the most recent economic disruption.

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

As a result of rating agency downgrades of our financial guaranty insurance subsidiaries’ financial strength ratings, all of our unaffiliated primary reinsurance customers in our financial guaranty reinsurance business currently have the right to take back or recapture an aggregate of $25.5 billion of business previously ceded to us under their reinsurance agreements with us. While our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties, because we have entered into multiple treaties with each customer it is possible that a customer may choose to recapture business only under those treaties that they perceive as covering less risky portions of our reinsurance portfolio. This could potentially leave us with risk that is more concentrated in troubled asset classes.

Our reinsurance customers are primarily responsible for surveillance, loss mitigation and salvage on the risks that they cede to us. Some of these customers are experiencing financial difficulties, and therefore, may be less willing to or capable of performing these tasks to the extent necessary to minimize potential losses and/or maximize potential salvage on the credits we reinsure. Due to their current financial difficulties, they may have different incentives to eliminate long-term liabilities than we do. We generally do not have direct access to the insured obligation or the right to perform our own loss mitigation or salvage work on these transactions. We also have limited visibility with respect to the performance of many of the obligations we reinsure. See “If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income, which could hurt our capital position” below. In addition, our primary reinsurance customers may delegate their loss adjustment functions to third parties, the cost of which would then be proportionally allocated to us and any other reinsurers for the insured transaction. Accordingly, the losses and loss adjustment expenses allocated to us on our reinsured risks may be significantly higher than otherwise would have been the case if we were responsible for surveillance, loss mitigation and salvage for these risks. This could have a material adverse effect on our financial condition and operating results.

Approximately $23.6 billion or 92.2% of Radian Asset Assurance’s net par reinsurance exposure outstanding as of March 31, 2010, was ceded from primary insurer customers that are subsidiaries of one holding company. Consequently, such financial guaranty reinsurance is now dependent upon the surveillance and loss mitigation abilities of primary insurers under this one holding company.

We have insured certain transactions on a second-to-pay basis, meaning that we are obligated to pay claims in these transactions only to the extent that another insurer fails to pay such a claim. Consequently, if the conservator for an insolvent financial guarantor rejects payment of all or a portion of a claim, we may be required to pay all or a portion of such claim. Because many insurers are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay transactions has increased. In 2009, two of the companies that are the primary obligors on certain of the transactions for which we have provided second-to-pay protection, Syncora Guarantee Inc. and FGIC, suspended all claims payments following orders by the NYID. On March 24, 2010, Ambac established a segregated account pursuant to Wisconsin law for certain credit default swaps, policies insuring RMBS, certain student loan policies and certain other policies, with respect to some of which we have provided second-to-pay protection. The Office of the Commissioner of Insurance of the State of Wisconsin has commenced rehabilitation proceedings with respect to such segregated account. A portion of our second-to-pay exposure to Ambac’s insured obligation may be included in the segregated account. As of March 31, 2010, Syncora, FGIC and Ambac are the primary insurers on $1.4 billion net par outstanding (or 46.0%) of our second-to-pay exposure, and $97.7 million (or 7.1%) of such exposure to those three primary insurers is rated below investment grade.

Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.

Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac’s and Fannie Mae’s federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In particular, Freddie Mac and Fannie Mae have the ability to:

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

Some of Freddie Mac’s and Fannie Mae’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce the amount of mortgage insurance purchased and have an adverse effect on our business, financial condition and operating results. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was only the minimum required by the GSE’s charter, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which, for certain loans, they would accept a level of mortgage insurance above the requirements of their charters, but below their standard coverage, without any decrease in the purchase price they would pay for these loans (“reduced coverage”). In September 2009, Fannie Mae announced that, effective January 1, 2010, it would expand broadly the types of loans eligible for charter coverage, and also that it would eliminate its reduced coverage program in the second quarter of 2010. To the extent lenders selling loans to Fannie Mae chose charter coverage for loans that we insure, our revenues would likely be reduced.

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

In September 2008, the FHFA was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The appointment of a conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business. The appointment of a conservator also increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the domestic housing market and potentially make certain structural and other changes to the GSEs. It is uncertain if and when such changes may be proposed, which could be as early as spring of 2010, and what the proposals would entail, which could include the abolishment of the GSEs and the replacement of the GSEs with a yet to be determined new system. Although we believe that private mortgage insurance will continue to play an important role in any future structure involving the GSEs, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or perhaps even eliminate the requirement altogether. In connection with the Homeownership Affordability and Stability Plan, the FHFA will allow the GSEs to refinance their own qualifying loans without mortgage insurance if the original loan does not have mortgage insurance.

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

Our mortgage insurance subsidiaries have been downgraded substantially below AA-/Aa3 by S&P and Moody’s. In response to these ratings actions, we have presented business and financial plans to Freddie Mac and Fannie Mae for how to restore profitability and ultimately regain a higher rating for our mortgage insurance business. See “The long-term capital adequacy of Radian Guaranty depends, in part, upon the performance of our financial guaranty portfolio” above for risks associated with this plan. Our ratings are also driven by the rating agencies’ views of the mortgage insurance industry as a whole. If the capital credit we receive from the rating agencies and GSEs with respect to our plans is less than they believe may be required by our mortgage insurance business, we could lose our eligibility with the GSEs and/or be further downgraded by the rating agencies. Our remediation plans include projections of our future financial performance, including the effect of significant changes to the underwriting and pricing of our business. Although their initial reactions to our plans were favorable, we cannot be certain that either of the GSEs will continue to accept our plans or if we will be able to retain our eligibility status with either of them. Loss of our eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and could negatively impact our results of operations and financial condition.

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

Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose a significant customer.

Our mortgage insurance business depends to a significant degree on a small number of lending customers. As of March 31, 2010, our top 10 mortgage insurance customers were generally responsible for over half of our primary new insurance written in 2010 and two mortgage insurance customers each accounted for more than 10% of our consolidated revenues. Accordingly, maintaining our business relationships and business volumes with our largest lending customers is important to the success of our business. Challenging market conditions have adversely affected, and may continue to adversely affect, the financial condition of a number of our largest lending customers. These customers could become subject to serious financial constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. In addition, as a result of current market conditions, our lending customers may seek to diversify their exposure to any one or more mortgage insurers, may decide to write business only with those mortgage insurers that they perceive to have the strongest financial position, or may decide to write more business with the FHA. See “Our mortgage insurance business faces intense competition.”

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

From time to time, we have disputes with our customers. If not resolved, these disputes could lead to arbitration or litigation proceedings. Our recent experience with respect to increased insurance rescissions and claim denials have resulted in increased objections to certain insurance rescissions and claim denials, which could potentially lead to the loss of one or more customers or to litigation with customers. If there is any material litigation with any customer, the customer could decide to limit the amount of business they conduct with us or terminate our business relationship altogether, which could have a material adverse effect on our business, financial condition and results of operations.

Our mortgage insurance business faces intense competition.

The U.S. mortgage insurance industry is highly dynamic and intensely competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the Veteran’s Administration (“VA”) and the FHA, which has significantly increased its competitive position in the mortgage market.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, may have greater financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or -sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.

Beginning in 2008, the FHA has substantially increased its market share, including by insuring a number of loans that would meet our current underwriting guidelines at a lower cost to the borrower than a loan that carries our mortgage insurance. The FHA’s share of the mortgage insurance market increased significantly to 81.0% for 2009 from 53.6% for 2008. For information regarding certain legislative developments that have enhanced the FHA’s competitive position, see “Legislation and regulatory changes and interpretations could harm our mortgage insurance business” below. In light of the capital constraints that the private mortgage insurance industry has faced, and the need by private mortgage insurers to tighten underwriting guidelines based on past loan performance, we anticipate that the FHA will continue to maintain a strong market position and could increase its market position to the point that private mortgage insurers may be perceived as less significant to the future of the housing finance market. One or more private mortgage insurers may seek to regain market share from the FHA or other mortgage insurers by reducing pricing (as was recently publicly announced by one private mortgage insurer) or loosening their underwriting guidelines, which could increase their competitive position in the industry and reduce the amount of business available to us.

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

We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and effective loss mitigation opportunities for delinquent or near-delinquent loans. Many of our customers also serve as the servicers for loans that we insure, whether the loans were originated by such customer or another lender. Therefore, the same market conditions affecting our customers as discussed above in “Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose any significant customer” will also affect their ability to effectively maintain their servicing operations. In addition, current housing trends have led to a significant increase in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake loss mitigation efforts, including the processing of potential loan modifications through the U.S. Treasury Department’s Home Affordable Modification Program (“HAMP”), which could help limit our losses.

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

The FDIC, the GSEs and lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. In February 2009, the U.S. Treasury Department announced the Homeowner Affordability and Stability Plan, of which HAMP is a part, which provides certain guidelines for loan modifications and allocates $75 billion for this purpose. Some of the eligibility criteria require current information about borrowers, such as the borrowers’ current income and non-mortgage debt payment. Because the GSEs and the lenders do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in such programs. As of March 31, 2010, we believe approximately 36,338 loans in our delinquent loan inventory have begun the “trail modification” period under HAMP and that approximately 5,928 of delinquent loans have cured after entering HAMP.

While modifications made under these programs are increasing, it is unclear whether they will ultimately result in a significant number of successful loan modifications, in particular in light of the high level of re-default rates for loans that have been modified through these programs. In addition, the eligibility guidelines may be changed, which may make it more difficult for some loans to be eligible for modification. As of December 1, 2009, the GSEs changed how the net present value test is used for determining whether loan modifications may be offered under HAMP. These changes made it more difficult for some loans to be modified under HAMP. While we lack sufficient data to determine the impact of these changes, we believe that they may decrease the number of our loans that will participate in HAMP. In January 2010, the U.S. Treasury Department further modified the HAMP eligibility requirements. Effective June 1, 2010 a servicer may evaluate and initiate a HAMP trial modification for a borrower only after the servicer receives certain documents that allow the servicer to verify the borrower’s income and the cause of the borrower’s financial hardship. Previously, these documents were not required to be submitted prior to a trial modification period commencing, but had to be submitted in order for a modification to be successfully completed. We believe that this may further decrease the number of new HAMP trial modifications.

In March, 2010, the U.S. Treasury Department announced a further initiative under HAMP to encourage servicers to reduce the principal balance of defaulted loans. Based on our review of the proposed application of this program, we do not expect the program to result in a material increase in the number of our delinquent loans modified under HAMP. In addition, the U.S. Treasury Department also is supporting legislative changes to allow judicial modifications (including principal reductions) for home mortgages during bankruptcy proceedings. If a mortgage balance is reduced as a result of the new HAMP program or bankruptcy, we would still be responsible under our master insurance policy to pay the original balance if the borrower re-defaulted on that mortgage after its balance has been reduced. Various government entities and private parties have adopted foreclosure moratoriums. A moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium, additional interest and expenses would be due (subject to the limitation in our master policy with respect to interest), which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

There is no guarantee that these loan modification programs will be fully implemented or that they will continue to be available. Even if a loan is modified, we do not know how many modified loans will subsequently re-default or whether they may eventually result in losses that would be greater than we would have suffered if the loan had not been modified. As a result, we cannot ascertain, with confidence, whether these programs will provide material benefits to us. Any termination or temporary cessation of any of these programs could result in an increased number of claims in our mortgage insurance business and could have a material adverse effect on our business, financial condition and results of operations.

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

Our mortgage insurance and financial guaranty premium rates may not be adequate to cover future losses. Our mortgage insurance premiums are based on our long-term expected risk of claims on insured loans, and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), term, coverage percentage or the existence of a deductible in front of our loss position. Our financial guaranty premiums were, at the time the business was written, based on our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, our premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices that we expect our competitors to offer. Our estimates and expectations are based on assumptions that may ultimately prove to be inaccurate. In particular, the predictive value of historical data may be less reliable during periods of greater economic stress and, accordingly, our ability to correctly estimate our premium requirements may be impaired during the current economic uncertainty. In addition, the future capital requirements relating to our mortgage insurance risk are uncertain. If we are required to hold more capital than anticipated to support such risk, our returns on equity could be negatively impacted.

We generally cannot cancel or elect not to renew the mortgage insurance or financial guaranty insurance coverage we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of a policy. Therefore, even if the risk underlying many of the mortgage or financial guaranty products we have insured develops more adversely than we anticipated, including as a result of the ongoing economic recession and housing market downturn, which has led to a significant increase in defaults and claims, and the premiums our customers are currently paying for similar coverage on new business from us and others has increased, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage, to mitigate the effects of such adverse developments. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur. An increase in the amount or frequency of claims beyond the levels contemplated by our pricing assumptions could have a material adverse effect on our business, financial condition and operating results.

Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.

In our mortgage insurance business, we enter into agreements with our mortgage lender customers that commit us to insure loans using pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a loan originated by that lender even if the lender does not follow our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority as well as pursuing other rights that may be available to us, such as our rights to rescind coverage or deny claims. Our ability to rescind coverage or deny claims may also be challenged by our mortgage lender customers, may lead to the loss of one or more customers, or may lead to litigation with a customer. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions, and the program could lead to greater losses than we anticipate in light of the current economic downturn. Greater than anticipated losses could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with our contract underwriting business.

We provide contract underwriting services for certain of our mortgage lender customers, including on loans for which we are not providing mortgage insurance. Under the terms of our contract underwriting agreements, we agree that if we make material errors that lead to a default in connection with these services, the mortgage lender may, subject to certain conditions, require us to purchase the loans, issue mortgage insurance on the loans, or indemnify the lender against future loss associated with the loans. Accordingly, we assume some credit risk and interest-rate risk in connection with providing these services. In the first quarter of 2010, we underwrote $1.2 billion in principal amount of loans for customers through contract underwriting. Depending on market conditions, a significant amount of our underwriting services may be performed by independent contractors hired by us on a temporary basis. If these independent contractors make more material errors than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results.

Further downgrades or potential downgrades of our credit ratings or the insurance financial strength ratings assigned to any of our mortgage insurance or financial guaranty subsidiaries are possible and could weaken our competitive position and affect our financial condition.

The credit ratings of Radian Group and the insurance financial strength ratings assigned to our insurance subsidiaries were downgraded multiple times since 2008 and may be subject to further downgrade. In December 2009, S&P downgraded the financial strength ratings of our financial guaranty insurance subsidiaries to BB- and also downgraded Radian Group’s other subsidiaries, including Radian Guaranty and Amerin Guaranty to B+. At our request, S&P also withdrew the financial strength ratings of RAAL. We have also requested that Moody’s withdraw its ratings of RAAL. On February 4, 2010, Moody’s affirmed the ratings of our mortgage insurance subsidiaries but changed their outlook to negative. In response to current market conditions, the rating agencies are engaged in ongoing monitoring of the mortgage insurance and financial guaranty industries and could take action, including by downgrading or warning of the strong possibility of downgrade, with respect to one or more companies in a specific industry. Although we remain in frequent contact with the rating agencies and have prepared action plans to address rating agency actions, we are generally not provided with much advance notice of an impending rating decision, which could come at any time.

Historically, our ratings have been critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings or the announcement of the potential of a downgrade, or any other concern relating to the ongoing financial strength of our insurance subsidiaries, could make it difficult or impossible for them to continue to write new profitable business or create a competitive advantage for other industry participants that maintain higher ratings than us. Further, although we believe the GSEs currently are not as concerned with ratings as they have been in past periods, any additional downgrade of the insurance financial strength ratings for our mortgage insurance business could negatively impact our eligibility status with the GSEs. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.” A downgrade may make it more difficult for us to successfully raise capital, including by imposing terms not acceptable to us or by limiting us to raising an amount that would not be sufficient to restore or stabilize our ratings.

Because we do not establish reserves in our mortgage insurance business until a borrower has failed to make two payments rather than based on estimates of our ultimate losses on non-defaulted loans, our financial statements do not reflect our expected obligation for losses on our entire portfolio of insured mortgages.

In accordance with GAAP, we generally do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two consecutive payments when due. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product, to determine the likelihood that a default will reach claim status. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to non-defaulted loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As a result, future losses beyond what we have projected or lower premiums than we have projected may have a material impact on future results as delinquencies occur.

If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income, which could hurt our capital position.

We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of future claims. Because our reserves represent our best estimate of claims, these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. The models and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme credit market volatility, as currently exists. Many of the programs and initiatives that have been implemented to prevent or forestall foreclosures have resulted in fewer defaulted loans moving to claim, and consequently, an increase in the aging of our inventory of defaulted loans. As a result, the number of our defaulted loans that have been in default for 240 or more days, which represents our most aged category of defaulted loans, currently represents a larger portion of our default inventory than has typically been the case. While these loans are generally assigned a higher loss reserve based on our belief that they are more likely to result in a claim, we also assume based on historical trends that a significant portion of these loans will cure and not result in a claim. Given current market conditions, the limited number of cures we are currently seeing among this inventory of loans, and the significant period of time that these loans have been in default, it is possible that the ultimate cure rate for these defaulted loans will be significantly less than historical rates, and therefore, our current estimates of cures for this inventory of defaults. If our estimates are inadequate, we may be required to increase our reserves, which would have a material adverse effect on our financial condition, capital position and operating results, as well as our ability to continue to write new business.

In addition to establishing mortgage insurance loss reserves for defaulted loans, we are required under GAAP to establish a premium deficiency reserve for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. As of March 31, 2010, a premium deficiency reserve of $24.1 million existed for our second-lien mortgage insurance business. Because our evaluation of premium deficiency is based on our best estimate of future losses, expenses and premiums, the evaluation is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our first-lien mortgage insurance business at March 31, 2010, there can be no assurance that additional premium deficiency reserves will not be required for this product or our other mortgage insurance products in future periods.

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

As a holding company, Radian Group relies on its operating subsidiaries to fund its dividend payments and to meet its obligations, has intercompany payment obligations under its tax sharing agreement and could be required to provide capital support for our mortgage insurance subsidiaries if required by insurance laws or regulators, the GSEs or the rating agencies.

Radian Group acts principally as a holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s most significant liquidity demands for the foreseeable future include funds for (i) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) repayment of the principal amount of our outstanding long-term debt, including the principal amount of our debentures due in June 2011, of which $160.3 million is outstanding as of March 31, 2010, as well as $250 million in principal amount of senior notes due in each of 2013 and 2015, (iv) payments to our insurance subsidiaries under our tax-sharing agreement, including our current estimate of approximately $57 million to be paid to Radian Guaranty and our other subsidiaries in October 2010, and a maximum of $77 million, which may be required to be paid to Radian Guaranty in October 2011, (v) capital support for our insurance subsidiaries, and (vi) the payment of dividends on our common stock. Radian Group had immediately available directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $300 million at March 31, 2010.

Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if required by insurance laws and regulations, the GSEs or the rating agencies. Under Texas insurance regulations, to be an authorized reinsurer, CMAC of Texas is required to maintain a minimum statutory surplus of $20 million. On March 9, 2010, we received correspondence from the Texas Department of Insurance (“TXDOI”) indicating that it may not agree with our statutory accounting treatment pertaining to the $85 million qualified deposit made with the U.S. Treasury Department under Internal Revenue Code Section 6603 and the accounting treatment relating to approximately $43 million of proposed tax adjustments resulting from our current IRS examination. In all, the TXDOI has proposed a reduction to CMAC of Texas’s statutory surplus of approximately $128 million and, if such adjustments are sustained, would require Radian Group to provide additional capital support to maintain the minimum $20 million statutory surplus. While we disagree with the TXDOI’s proposed adjustments to CMAC of Texas’s statutory surplus and believe that our accounting treatment pertaining to these issues will ultimately prevail, we can give no assurance that Radian Group will not be required to provide the additional capital support required.

In addition, Radian Group may be required to make additional payments to its subsidiaries under its tax-sharing agreement as follows:

•

In November 2009, new tax legislation was enacted that permits a company to extend the existing carryback period from two years to up to five years for NOLs incurred in 2008 or 2009. Taxpayers are only entitled to extend the carryback period for either the 2008 or 2009 tax year, but not both years. While an analysis of the overall impact remains dependent upon the potential outcome of our IRS Appeals initiative, we do not believe that this legislation will have a material impact on Radian Group’s consolidated federal income tax; however, if we make an election to extend our carryback provision, we currently estimate that Radian Group may be required to make additional payments to its subsidiaries under the tax-sharing agreement ranging from approximately $16 million to $37 million.

•

As of the balance sheet dates, certain of our mortgage insurance subsidiaries, other than Radian Guaranty, may not be able to utilize estimated NOLs since they may not generate sufficient taxable income on a separate company basis. If those subsidiaries were to generate taxable income, then Radian Group may be required to make payments to the extent such NOL had been utilized on a consolidated basis. Currently, we do not estimate a need to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.

Dividends from our insurance subsidiaries and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In light of ongoing losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance issues dividends, these dividends will be issued to Radian Guaranty, and not to Radian Group. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

If the cash Radian Group receives from our subsidiaries pursuant to dividend payments and expense- and tax-sharing arrangements and other sources of liquidity is insufficient for Radian Group to fund its obligations, we may be required to seek capital in addition to the capital we may raise through the Common Stock Offering by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our financial condition and operating results.

For additional information regarding our liquidity demands and sources of liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.

We provide credit enhancement in the form of derivative contracts. The gains and losses on these derivative contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate in order to estimate the fair value amounts that would be exchanged to sell an asset or transfer a liability. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many derivative products, we have had to use assumptions as to what could be realized in a current market exchange. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the fair values received or paid could be materially different than those reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Instruments and Related VIE Assets/Liabilities” above.

Temporary market or credit spread changes as well as actual credit improvement or deterioration in our derivative contracts are reflected in changes in fair value of derivative instruments. Because the adjustments referenced above are reflected on our statements of operations, they affect our reported earnings and create earnings volatility. Additionally, beginning in 2008, in accordance with the accounting pronouncement regarding fair value measurements, we made an adjustment to our derivatives valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of fair value of our credit derivatives. Our five-year CDS spread increased significantly since January 2007, was 983 basis points as of March 31, 2010 and was 636 basis points as of April 30, 2010. This market perception of our high risk of non-performance has had the effect of reducing our derivative liability valuations by approximately $2.1 billion as of March 31, 2010. Raising additional capital, including through the Common Stock Offering, may cause our CDS spread to further decrease. If our CDS spread remains at its current level or tightens significantly, and other credit spreads utilized in our fair value methodologies remained constant, our earnings could be significantly reduced.

Our international operations subject us to risks.

We are subject to a number of risks associated with our legacy international mortgage insurance and international financial guaranty business activities, including:

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

Given our current strategic focus on U.S. mortgage insurance, we have ceased writing new international business and have significantly reduced our existing international exposures. In certain cases, our ability to reduce our exposure depends on our counterparty’s ability to find alternative insurance, which opportunities are limited in the current economic environment. Accordingly, we may not be able to recover the capital we invested in our international operations for many years and may not recover all of such capital if losses are worse than expected. Further, any one or more of the risks listed above could limit or prohibit us from effectively running off our international operations.

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

We face litigation risk in the ordinary course of operations, including the risk of class action lawsuits. In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. For additional information regarding this class action lawsuit, see “Legal Proceedings” of this Report. We cannot predict whether other actions may be brought against us in the future. Any such proceedings could have an adverse affect on our consolidated financial position, results of operations or cash flows.

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

From time to time we have disputes with our customers. If not resolved, these disputes could lead to arbitration or litigation proceedings. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials. We are currently in discussions with these customers regarding a number of rescissions or denials that are collectively material in amount, which, if not resolved, could result in arbitration or judicial proceedings. There has been increased litigation in our industry relating to rescissions and claim denials. Although we are not a party to any such litigation, we cannot predict whether such actions may be brought against us and since certain litigation relates to mortgage insurance policy terms and practices that are widely used in the mortgage insurance industry, the outcome of this litigation may impact us. If this litigation results in a change in mortgage insurance policy terms and practices that are widely used by the mortgage insurance industry, including by us, or we engage in material litigation with any customer and the customer limits the amount of business they conduct with us or terminates our business relationship altogether, it could have a negative impact on our business and results of operations.

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

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. In May 2008, the IRS proposed adjustments relating to the 2000 through 2004 tax years, which would increase our tax liability by approximately $121 million for this period. We have appealed these proposed adjustments with the IRS Office of Appeals and have made a “qualified deposit” with the U.S. Department of the Treasury of approximately $85 million to avoid the accrual of the associated above-market-rate interest. In February 2010, the IRS proposed adjustments relating to the 2005 through 2007 tax years, which would increase our tax liability by approximately $6 million. We plan to appeal such proposed adjustments and we may make a “qualified deposit” as described above. Although we disagree with and are contesting with respect to the 2000 through 2004 tax years, and plan to contest with respect to the 2005 through 2007 tax years, the adjustments proposed by the IRS, and believe that our income and loss from these investments were properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the applicable periods, there can be no assurance that we will prevail in opposing the additional tax liability, interest or penalties with respect to this investment. The overall appeals process may take some time, and a final resolution may not be reached until a date many months into the future. Additionally, although we believe, after discussions with outside counsel about the issues raised in the examination and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result, if the outcome of this matter results in liability that differs materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

We have concluded that a small valuation allowance is required with regard to our $621.6 million net DTA and a more substantial valuation allowance could become necessary.

As of March 31, 2010, we have a net DTA in the amount of $621.6 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryforward period provided under the tax law. Among the more significant positive evidence that we considered in determining the amount of valuation allowance needed is our tax planning strategy, which was partially implemented during 2009, of converting the investment portfolio from tax exempt securities to securities that provide fully taxable interest.

A valuation allowance of approximately $6.9 million was recorded within our $621.6 million DTA related to certain state NOLs. These state NOLs were generated by our operating subsidiaries and, due to limitations imposed upon the utilization of such NOLs by the various tax jurisdictions, we cannot be certain that these NOLs will be fully utilized during the applicable carryforward periods. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary. Recognition of an additional valuation allowance could have a material adverse effect on our financial condition, results of operations, and liquidity.

Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.

We have generated substantial NOLs, loss carryforwards and other tax attributes for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully use these tax assets (including NOLs of approximately $1,615 million as of March 31, 2010) will be adversely affected if we have an

“ownership change” within the meaning of Section 382 of the IRC of 1986, as amended. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382 of the IRC) in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership.

On October 8, 2009, our board of directors adopted a Tax Benefit Preservation Plan, and as amended on February 12, 2010 and May 3, 2010 (the “Plan”), in order to protect our ability to utilize our NOLs and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets. Determining whether an “ownership change” has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the IRC and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure you that the IRS or other taxing authority will not claim that we experienced an “ownership change” before we adopted the Plan and attempt to reduce the benefit of our tax assets. Furthermore, while the Plan is intended to deter acquisitions that may adversely affect our tax position, such acquisitions may still occur.

In addition, the Plan may make it more difficult and more expensive to acquire us, and may discourage open market purchases of our common stock or a non-negotiated tender or exchange offer for our common stock. Accordingly, the Plan may limit a stockholder’s ability to realize a premium over the market price of our common stock in connection with any stock transaction. Our Tax Benefit Preservation Plan is subject to stockholder approval at the Radian Group 2010 annual meeting of stockholders. If the Plan is not approved at the annual meeting, it will terminate immediately after the meeting.

Our board of directors has also adopted an amendment to our amended and restated bylaws on April 30, 2010 which is designed to protect these important tax assets (the “Bylaw Amendment”). The Bylaw Amendment imposes certain transfer restrictions on any shares of common stock issued after the effective date of this amendment. The transfer restrictions prohibit any person from transferring, directly or indirectly, any of the shares of common stock restricted by the Bylaw Amendment if the transfer would (i) create or result in a person becoming a five-percent shareholder under Section 382 of the Internal Revenue Code or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382. Because of the difficulties in tracing ownership of our common stock issued by us which subsequently is traded over the New York Stock Exchange, persons acquiring shares in market transactions, after the effective date of the Bylaw Amendment, may be unable to demonstrate that such shares are not subject to the transfer restrictions.

As with the Plan, our board of directors (or a committee thereof) has the discretion to grant exemptions to persons or transactions from the transfer restrictions in the Bylaw Amendment, if the board of directors (or such committee) determines that the transfer will not be likely to limit the availability of our tax benefits or is otherwise in our best interests.

For purposes of Section 382 of the IRC, and under the Plan and the Bylaw Amendment, unless we have actual knowledge to the contrary, we are entitled to rely on filings of Schedules 13D, 13F and 13G to identify the holders of our common stock who may be subject to such provisions. The rules for determining ownership for the purposes of the Plan and the Bylaw Amendment track the definition of ownership for the purposes of Section 382 of the IRC, which differs from the traditional concepts of beneficial ownership under the federal securities laws. For instance, an institutional investment adviser that owns our common stock through multiple funds would be deemed to “beneficially own” such shares for federal securities laws, but the shares would not be aggregated for purposes of Section 382 ownership. Consequently, an investor in our common stock is not able to rely upon the definition of beneficial ownership under the federal securities laws in determining whether or not such investor is in compliance with the requirements of the Plan or the Bylaw Amendment. Although the Section 382 definition of ownership generally is more narrow than beneficial ownership under the federal securities laws, any ambiguity created by the differences in these definitions may discourage investments in our common stock.

Additionally, it is possible that one or more stockholders could challenge the enforceability of the transfer restrictions contained in the Bylaw Amendment, and a court could find that the Bylaw Amendment is unenforceable, either in general or as applied to a particular stockholder or particular fact situation. This potential for litigation regarding the enforceability of the transfer restrictions may discourage investments in our common stock. However, as we currently intend to retain the Plan in place, subject to stockholder approval, even in light of the Bylaw Amendment, it is unlikely that any investor will seek to exceed the limits included in the Plan and so will not be likely to have any reason to challenge the Bylaw Amendment.

Additionally, in general, the Preservation Plan and the transfer restrictions contained in the By-Law Amendment and in the Charter Amendment will each terminate if (i) not re-approved by our stockholders every three years, (ii) the Board determines that the transfer restrictions contained therein are no longer necessary for the preservation of the tax benefits, or (iii) the Board determines that the potential limitation on the use of the tax benefits under Section 382 is no longer material to us.

Finally, if the Charter Amendment (as described and defined below) is not approved by the stockholders at the 2010 annual meeting of our stockholders, the transfer restrictions imposed by the Bylaw Amendment will terminate immediately following the meeting. Nevertheless, the Bylaw Amendment may prevent investors from purchasing our common stock and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interest.

We have proposed, for approval by our stockholders, at our 2010 annual meeting, an amendment to our amended and restated certificate of incorporation to impose certain transfer restrictions in our common stock.

We have proposed, for approval by our stockholders at our 2010 annual meeting scheduled to be held May 12, 2010, an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) to impose certain transfer restrictions on the common stock, which are designed to protect our important tax assets. These transfer restrictions are substantially similar to the transfer restrictions set forth in the Bylaw Amendment. The Charter Amendment would become effective if approved by the stockholders and would be enforceable against the holders of the shares that voted in favor of the amendment, their transferees, and holders of shares of common stock issued after the amendment is approved. We intend to presume, with regard to each share of common stock issued before the effectiveness of the Charter Amendment that is proposed to be transferred, that it was voted in favor of the Charter Amendment, or is subject to the transfer restrictions in the amended and restated bylaws, unless the stockholder can demonstrate otherwise to our reasonable satisfaction. In certain circumstances, we also intend to assert that stockholders have waived the right to challenge or are estopped from challenging the enforceability of the Charter Amendment, unless a stockholder establishes, to our satisfaction, that such stockholder did not vote in favor of the Charter Amendment. However, similar to the Bylaw Amendment, it is possible that one or more stockholders could challenge the enforceability of the transfer restrictions contained in the Charter Amendment, and a court could find that the Charter Amendment is unenforceable, either in general or as applied to a particular stockholder or particular fact situation. This potential for litigation regarding the enforceability of the transfer restrictions may discourage investments in our common stock. However, as we currently intend to retain the Plan in place, subject to stockholder approval, even if the Charter Amendment is adopted, it is unlikely that any investor will seek to exceed the limits included in the Plan and so will not be likely to have any reason to challenge the Charter Amendment.

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

The laws and regulations affecting the municipal, structured finance and trade credit debt markets, as well as other governmental regulations, may be changed in ways that could adversely affect our financial guaranty business. The United States Congress is currently considering financial reform legislation, which may include additional regulation of credit default swaps and asset-backed securities. This legislation may result in, among other things, the imposition of additional reporting, capital and collateral requirements on our financial guaranty business. Moreover, such reform legislation, if adopted, may make it more difficult for us to commute, restructure, hedge or otherwise mitigate losses or reduce exposure on our existing portfolio. The scope and form of such legislation is uncertain and we continue to monitor developments related to financial reform. Any changes to reporting, capital or collateral requirements or that limit our ability to participate in loss mitigation transactions could have a material adverse effect on our business, financial condition and operating results. In addition, while we are still analyzing the potential impact, we believe it is possible that the recently enacted

Patient Protection and Affordable Care Act of 2010 could adversely affect some of the healthcare institutions we have insured in our public finance line of business.

At the state level, our regulators are continuing to consider modification of the laws, rules and regulations applicable to financial guarantors, including placing additional restrictions on the writing and holding of risk in the form of credit default swaps. These legislative initiatives could result in additional constraints on our holding risk and limitations on our ability to conduct future financial guaranty business, including additional restrictions and limitations on our ability to declare dividends or more stringent statutory capital requirements for all or certain segments of our financial guaranty businesses. Any of these changes could have a material adverse effect on our business, financial condition and operating results.

We continue to monitor developments in these areas of possible reform.

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

(c) The following table provides information about repurchases by us during the quarter ended March 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/01/2010 to 1/31/2010	$—	$—	$—	1,101,355
2/01/2010 to 2/28/2010	—	—	—	1,101,355
3/01/2010 to 3/31/2010	—	—	—	1,101,355

(1)	On February 8, 2006, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a share repurchase plan. On November 9, 2006, our board of directors authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. The board did not set an expiration date for this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in (1) above.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
3.1	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 4, 2010)

4.1	Amended and Restated Tax Benefit Preservation Plan, dated as of February 12, 2010, between Radian Group Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 12, 2010 and filed on February 17, 2010)

4.2	First Amendment to the Amended and Restated Tax Benefit Preservation Plan, dated as of May 3, 2010, between Radian Group Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 3, 2010 and filed on May 4, 2010)

+10.1	Amendments to Restricted Stock and Stock Option Grants between the Registrant and Sanford A. Ibrahim, dated as of February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

+10.2	Employment Agreement between the Registrant and Robert Griffith, dated as of February 12, 2010 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.3	Securities Purchase Agreement by and between Radian Guaranty Inc. and Sherman Financial Group LLC dated May 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 3, 2010)

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: May 4, 2010	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.1	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 4, 2010)

4.1	Amended and Restated Tax Benefit Preservation Plan, dated as of February 12, 2010, between Radian Group Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 12, 2010 and filed on February 17, 2010)

4.2	First Amendment to the Amended and Restated Tax Benefit Preservation Plan, dated as of May 3, 2010, between Radian Group Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 3, 2010 and filed on May 4, 2010)

+10.1	Amendments to Restricted Stock and Stock Option Grants between the Registrant and Sanford A. Ibrahim, dated as of February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

+10.2	Employment Agreement between the Registrant and Robert Griffith, dated as of February 12, 2010 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.3	Securities Purchase Agreement by and between Radian Guaranty Inc. and Sherman Financial Group LLC dated May 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 3, 2010)

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.