Form 10-Q
period 2010-06-30
RADIAN GROUP INC
filed 2010-08-09
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,944,041 shares of common stock, $0.001 par value per share, outstanding on July 30, 2010.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding our future performance and financial condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

changes in general financial and political conditions, such as the failure or significant delay of the U.S. economy to recover from the most recent recession or the U.S. economy reentering a recessionary period following a brief period of stabilization or even growth, the lack of meaningful liquidity in the capital markets or in the credit markets, a prolonged period of high unemployment rates and limited home price appreciation or further depreciation (which has resulted in some borrowers voluntarily defaulting on their mortgages when their mortgage balances exceed the value of their homes), changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

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

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•	reduced opportunities for loss mitigation in markets where housing values do not appreciate or continue to decline;

•	changes in the level of future rescissions and claim denials, which have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves;

•

the negative impact our increased levels of insurance rescissions and claim denials may have on our relationships with customers, including the heightened risk of potential disputes and litigation; and, in the event that we are unsuccessful in defending our rescissions or denials, the need to reestablish loss reserves for, and reassume risk on, rescinded loans and pay additional claims;

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

•	changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their services are significantly limited in scope;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the financial services industry in general, and our mortgage insurance and financial guaranty businesses in particular;

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

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part II of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per share amounts)	June 30 2010	December 31 2009
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $17,761 and $20,308)	$16,833	$19,283
Fixed maturities available for sale—at fair value (amortized cost $1,564,669 and $1,667,108)	1,490,154	1,555,827
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $88,140 and $0)	3,220,658	2,679,532
Equity securities available for sale—at fair value (cost $168,041 and $173,418)	160,516	176,251
Hybrid securities—at fair value	357,785	279,406
Short-term investments (including VIE investments of $149,994 and $99,918)	1,944,192	1,401,157
Other invested assets—at cost	26,849	25,739

Total investments	7,216,987	6,137,195
Cash	27,167	41,574
Restricted cash	33,453	35,607
Investment in affiliates	133	121,480
Deferred policy acquisition costs	148,623	160,281
Accrued investment income	42,038	38,151
Accounts and notes receivable (less allowance of $86,996 and $77,476)	141,755	173,331
Property and equipment, at cost (less accumulated depreciation of $89,871 and $89,062)	14,554	16,197
Derivative assets (including VIE derivative assets of $11,323 and $12,182)	21,977	68,534
Deferred income taxes, net	815,674	440,948
Reinsurance recoverables	585,938	628,572
Other assets (including VIE assets of $120,352 and $0)	326,154	214,436

Total assets	$9,374,453	$8,076,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$736,675	$823,621
Reserve for losses and loss adjustment expenses (“LAE”)	3,781,240	3,578,982
Reserve for premium deficiency	16,772	25,357
Long-term debt	665,381	698,222
VIE debt—at fair value (including $17,046 and $18,493 of non-recourse debt)	627,638	296,080
Derivative liabilities (including VIE derivative liabilities of $20,976 and $0)	748,094	238,697
Payable for securities purchased	660,805	28,921
Accounts payable and accrued expenses (including VIE accounts payable of $680 and $0)	358,219	381,432

Total liabilities	7,594,824	6,071,312

Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,263,551 and 99,989,972 shares issued at June 30, 2010 and December 31, 2009, respectively; 132,809,129 and 82,768,856 shares outstanding at June 30, 2010 and December 31, 2009, respectively	150	100
Treasury stock, at cost: 17,454,422 and 17,221,116 shares at June 30, 2010 and December 31, 2009, respectively	(891,980)	(889,496)
Additional paid-in capital	1,894,481	1,363,255
Retained earnings	816,172	1,602,143
Accumulated other comprehensive loss	(39,194)	(71,008)

Total stockholders’ equity	1,779,629	2,004,994

Total liabilities and stockholders’ equity	$9,374,453	$8,076,306

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenues:
Premiums written—insurance:
Direct	$194,757	$193,854	$379,035	$392,223
Assumed	(7,923)	8,127	(9,171)	3,198
Ceded	(26,933)	(40,080)	(54,462)	(76,764)

Net premiums written	159,901	161,901	315,402	318,657
Decrease in unearned premiums	43,545	31,728	86,312	86,187

Net premiums earned—insurance	203,446	193,629	401,714	404,844
Net investment income	48,619	53,251	93,977	109,534
Change in fair value of derivative instruments	(524,606)	272,318	(602,560)	(12,098)
Net (losses) gains on other financial instruments	(5,938)	54,384	(49,554)	79,454
Total other-than-temporary impairment losses	(38)	(46)	(56)	(870)
Losses recognized in other comprehensive income (loss)	—	—	—	—

Net impairment losses recognized in earnings	(38)	(46)	(56)	(870)
Gain on sale of affiliate	34,815	—	34,815	—
Other income	(2,072)	3,888	3,703	8,020

Total revenues	(245,774)	577,424	(117,961)	588,884

Expenses:
Provision for losses	435,166	132,750	979,046	459,504
Provision for premium deficiency	(7,354)	2,184	(8,585)	(46,000)
Policy acquisition costs	16,797	25,967	31,665	39,921
Other operating expenses	35,165	55,635	100,221	107,237
Interest expense	8,245	12,295	19,049	24,594

Total expenses	488,019	228,831	1,121,396	585,256

Equity in net income of affiliates	6,570	5,110	14,668	15,662

Pretax (loss) income	(727,223)	353,703	(1,224,689)	19,290
Income tax (benefit) provision	(252,143)	121,828	(439,254)	4,852

Net (loss) income	$(475,080)	$231,875	$(785,435)	$14,438

Basic net (loss) income per share	$(4.31)	$2.85	$(8.15)	$0.18

Diluted net (loss) income per share	$(4.31)	$2.82	$(8.15)	$0.18

Weighted-average number of common shares outstanding—basic	110,282	81,396	96,420	81,400

Weighted-average number of common and common equivalent shares outstanding—diluted	110,282	82,240	96,420	82,236

Dividends per share	$0.0025	$0.0025	$0.0050	$0.0050

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
					Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other
BALANCE prior to implementation effects JANUARY 1, 2009	$98	$(888,057)	$1,350,704	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710
Cumulative effect of adoption of Accounting for Financial Guaranty Contracts	—	—	—	(37,587)	—	—	—	(37,587)

BALANCE, JANUARY 1, 2009, as adjusted	$98	$(888,057)	$1,350,704	$1,729,359	$13,966	$(196,480)	$(16,467)	$1,993,123
Cumulative effect of adoption of Recognition and Presentation of Other-Than-Temporary Impairments	—	—	—	21,490	—	(21,490)	—	––
Comprehensive income:
Net income	—	—	—	14,438	—	—	—	14,438
Unrealized foreign currency translation adjustment, net of tax of $1,193	—	—	—	—	2,215	—	—	2,215
Unrealized holding gains arising during the period, net of tax of $41,338	—	—	—	—	—	76,772	—	––
Less: Reclassification adjustment for net gains included in net income, net of tax of $14,300	—	—	—	—	—	(26,558)	—	––

Net unrealized gain on investments, net of tax of $27,038	—	—	—	—	—	50,214	—	50,214

Comprehensive income	—	—	—	—	—	—	—	66,867
Repurchases of common stock under incentive plans	—	(1,085)	1,085	—	—	—	—	––
Issuance of stock under benefit plans	1	—	1,848	—	—	—	—	1,849
Amortization of restricted stock	—	—	2,234	—	—	—	—	2,234
Stock-based compensation expense	—	—	2,569	—	—	—	—	2,569
Dividends declared	—	—	—	(409)	—	—	—	(409)
Net actuarial loss	—	—	—	—	—	—	21	21

BALANCE, JUNE 30, 2009	$99	$(889,142)	$1,358,440	$1,764,878	$16,181	$(167,756)	$(16,446)	$2,066,254

BALANCE, JANUARY 1, 2010	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994
Comprehensive loss:
Net loss	—	—	—	(785,435)	—	—	—	(785,435)
Unrealized foreign currency translation adjustment, net of tax of $2,684	—	—	—	—	(3,986)	—	—	—
Less: Reclassification adjustment for liquidation of foreign subsidiary, net of tax of $240	—	—	—	—	(447)	—	—	—

Net foreign currency translation adjustment, net of tax of $2,444	—	—	—	—	(4,433)	—	—	(4,433)
Unrealized holding gains arising during the period, net of tax of $11,165	—	—	—	—	—	20,736	—	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $673	—	—	—	—	—	(1,250)	—	—

Net unrealized gain on investments, net of tax of $10,492	—	—	—	—	—	19,486	—	19,486

Comprehensive loss	—	—	—	—	—	—	—	(770,382)
Sherman unrealized loss included in net loss, net of tax of $9,025	—	—	—	—	—	—	16,761	16,761
Repurchases of common stock under incentive plans	—	(2,484)	108	—	—	—	—	(2,376)
Issuance of common stock – stock offering	50	—	526,135	—	—	—	—	526,185
Issuance of common stock under benefit plans	—	—	1,938	—	—	—	—	1,938
Amortization of restricted stock	—	—	2,854	—	—	—	—	2,854
Stock-based compensation expense	—	—	191	—	—	—	—	191
Dividends declared	—	—	—	(536)	—	—	—	(536)

BALANCE, JUNE 30, 2010	$150	$(891,980)	$1,894,481	$816,172	$13,852	$(53,316)	$270	$1,779,629

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30
	2010	2009
Cash flows used in operating activities	$(460,719)	$(1,598,165)

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	69,946	1,683,501
Proceeds from sales of equity securities available for sale	5,962	3,256
Proceeds from sales of hybrid securities	81,202	105,857
Proceeds from sales of trading securities	836,815	—
Proceeds from redemptions of hybrid securities	—	9,304
Proceeds from redemptions of fixed-maturity investments available for sale	30,492	240,733
Proceeds from redemptions of fixed-maturity investments held to maturity	2,635	6,890
Purchases of fixed-maturity investments available for sale	—	(308,994)
Purchases of trading securities	(1,177,645)	—
Purchases of equity securities available for sale	—	(8,701)
Purchases of hybrid securities	(160,559)	(117,733)
Sales (purchases) of short-term investments, net	91,768	(45,889)
Purchases of other invested assets, net	(955)	(1,473)
Proceeds from sale of investment in affiliate	172,017	—
Purchases of property and equipment, net	(1,279)	(910)

Net cash (used in) provided by investing activities	(49,601)	1,565,841

Cash flows from financing activities:
Dividends paid	(536)	(409)
Redemption of long-term debt	(29,348)	—
Issuance of common stock	526,185	—

Net cash provided by (used in) financing activities	496,301	(409)

Effect of exchange rate changes on cash	(388)	1,475
Decrease in cash	(14,407)	(31,258)
Cash, beginning of period	41,574	75,829

Cash, end of period	$27,167	$44,571

Supplemental disclosures of cash flow information:
Income taxes received	$335,497	$339,719

Interest paid	$20,529	$25,999

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$10,283	$4,224

Change in consolidated VIE debt	$331,558	$123,207

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

We have evaluated all events subsequent to June 30, 2010. There were no subsequent events to report.

Our future performance and financial condition is subject to significant risks and uncertainties, including but not limited to, the following:

•

Potential adverse effects on us of the failure or significant delay of the United States (“U.S.”) economy to recover from deterioration in the housing and related credit markets and economic instability, which could increase our incurred losses beyond existing reserves (See Notes 8, 9 and 10).

•

Potential adverse effects if the capital and liquidity levels of Radian Group or our regulated subsidiaries’ statutory capital levels are deemed inadequate to support current business operations and strategies. Radian Guaranty Inc.’s (“Radian Guaranty”) statutory policyholders’ surplus and contingency reserves declined from $1.5 billion at December 31, 2009 to $1.2 billion at June 30, 2010. Radian Group contributed $100 million to Radian Guaranty in the second quarter of 2010. Radian Guaranty also received a dividend of $69.2 million from Radian Asset Assurance Inc. (“Radian Asset Assurance”) in the second quarter of 2010. In addition, as a result of losses generated in the first half of 2010, and in order to maintain the minimum surplus requirements for two subsidiaries that reinsure risk from Radian Guaranty, Radian Group and Radian Guaranty contributed $101 million and $57 million, respectively, of capital to these two subsidiaries.

•

Potential adverse effects if Radian Guaranty’s regulatory risk-to-capital ratio was to increase above 25 to 1, including the possibility that regulators may limit or cause Radian Guaranty to cease underwriting new mortgage insurance risk, which in the event we are unable to then continue writing new first-lien mortgage insurance business through Amerin Guaranty Corporation (“Amerin Guaranty”), will significantly impair our franchise value and reduce our cash flow associated with new business while we continue to honor and settle all valid claims and related expenses. At June 30, 2010 this ratio was 17.9 to 1.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

•

Potential adverse effects if Radian Guaranty were to lose its Government Sponsored Enterprise (“GSE”) eligibility status, which could occur at any time at the discretion of the GSEs. Loss of GSE eligibility would likely result in a significant curtailment of our ability to write new mortgage insurance business, which would significantly impair our franchise value and limit our cash flow arising from new business while we continue to honor and settle all valid claims and related expenses.

•

Potential adverse effects on Radian Group liquidity if regulators limit, disallow or terminate our expense allocation agreements among Radian Group and its subsidiaries. In the first six months of 2010, Radian Group received $59.2 million in reimbursements from its subsidiaries under these agreements.

It is possible that the actual outcome of one or more of our plans or forecasts could be materially different, or that one or more of our estimates about the potential effects of the risks and uncertainties above or described elsewhere in these financial statements, in particular, our estimate of losses, could prove to be materially incorrect. If one or more possible adverse outcomes were realized, there could be material adverse effects on our financial position, results of operations and cash flows.

Basic net income per share is based on the weighted-average number of common shares outstanding, while diluted net income per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. As a result of our net loss for the three and six months ended June 30, 2010, 4,427,985 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share because they were anti-dilutive. For the three and six months ended June 30, 2009, 3,780,500 shares of our common stock equivalents issued under our stock-based compensations plans were not included in the calculation of diluted net income per share because they were anti-dilutive.

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

	Three Months Ended June 30		Six Months Ended June 30
Mortgage Insurance (In thousands)	2010	2009	2010	2009
Net premiums written—insurance	$167,909	$154,919	$324,941	$316,878

Net premiums earned—insurance	$179,992	$170,047	$357,331	$347,930
Net investment income	28,544	32,298	54,903	63,643
Change in fair value of derivative instruments	(1,310)	(6,557)	(1,033)	(35,133)
Net gains on other financial instruments	26,468	12,590	25,049	25,667
Net impairment losses recognized in earnings	(38)	(46)	(56)	(847)
Gain on sale of affiliate	—	—	—	—
Other income	1,623	3,748	3,422	7,566

Total revenues	235,279	212,080	439,616	408,826

Provision for losses	427,622	142,802	956,713	464,486
Provision for premium deficiency	(7,354)	2,184	(8,585)	(46,000)
Policy acquisition costs	12,113	7,921	22,617	13,660
Other operating expenses	25,639	35,590	71,872	71,284
Interest expense	1,549	2,619	3,669	8,313

Total expenses	459,569	191,116	1,046,286	511,743

Equity in net income of affiliates	—	—	—	—

Pretax (loss) income	(224,290)	20,964	(606,670)	(102,917)
Income tax (benefit) provision	(71,763)	7,948	(217,610)	(27,136)

Net (loss) income	$(152,527)	$13,016	$(389,060)	$(75,781)

Cash and investments	$3,886,819	$3,919,403
Deferred policy acquisition costs	35,220	28,674
Total assets	5,393,030	5,073,729
Unearned premiums	207,354	304,336
Reserve for losses and LAE	3,656,746	3,122,444
Derivative liabilities	358	23,086
VIE debt	253,178	283,242

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
Financial Guaranty (In thousands)	2010	2009	2010	2009
Net premiums written—insurance	$(8,008)	$6,982	$(9,539)	$1,779

Net premiums earned—insurance	$23,454	$23,582	$44,383	$56,914
Net investment income	20,075	20,951	39,074	45,889
Change in fair value of derivative instruments	(523,296)	278,875	(601,527)	23,035
Net (losses) gains on other financial instruments	(32,406)	41,794	(74,603)	53,787
Net impairment losses recognized in earnings	—	—	—	(23)
Gain on sale of affiliate	—	—	—	—
Other income	(3,695)	66	218	219

Total revenues	(515,868)	365,268	(592,455)	179,821

Provision for losses	7,544	(10,052)	22,333	(4,982)
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	4,684	18,046	9,048	26,261
Other operating expenses	9,476	19,909	28,149	35,742
Interest expense	6,696	9,676	15,380	16,281

Total expenses	28,400	37,579	74,910	73,302

Equity in net income of affiliates	—	—	78	—

Pretax (loss) income	(544,268)	327,689	(667,287)	106,519
Income tax (benefit) provision	(194,848)	112,019	(238,889)	26,249

Net (loss) income	$(349,420)	$215,670	$(428,398)	$80,270

Cash and investments	$3,390,788	$2,539,830
Deferred policy acquisition costs	113,403	180,208
Total assets	3,981,423	3,259,249
Unearned premiums	529,321	816,023
Reserve for losses and LAE	124,494	181,792
Derivative liabilities	747,736	356,184
VIE debt	374,460	—

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
Financial Services (In thousands)	2010	2009	2010	2009
Net premiums written—insurance	$—	$—	$—	$—

Net premiums earned—insurance	$—	$—	$—	$—
Net investment income	—	2	—	2
Change in fair value of derivative instruments	—	—	—	—
Net gains on other financial instruments	—	—	—	—
Net impairment losses recognized in earnings	—	—	—	—
Gain on sale of affiliate	34,815	—	34,815	—
Other income	—	74	63	235

Total revenues	34,815	76	34,878	237

Provision for losses	—	—	—	—
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	50	136	200	211
Interest expense	—	—	—	—

Total expenses	50	136	200	211

Equity in net income of affiliates	6,570	5,110	14,590	15,662

Pretax income	41,335	5,050	49,268	15,688
Income tax provision	14,468	1,861	17,245	5,739

Net income	$26,867	$3,189	$32,023	$9,949

Cash and investments	$—	$—
Deferred policy acquisition costs	—	—
Total assets	—	122,524
Unearned premiums	—	—
Reserve for losses and LAE	—	—
Derivative liabilities	—	—
VIE debt	—	—

A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Consolidated (In thousands)	2010	2009	2010	2009
Net (loss) income:
Mortgage Insurance	$(152,527)	$13,016	$(389,060)	$(75,781)
Financial Guaranty	(349,420)	215,670	(428,398)	80,270
Financial Services	26,867	3,189	32,023	9,949

Total	$(475,080)	$231,875	$(785,435)	$14,438

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

3. Derivative Instruments

A summary of our derivative assets and liabilities, as of and for the periods indicated, is listed below. Certain contracts are in an asset position because the net present value of the contractual premium exceeds the net present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge to provide the same credit protection assuming a transfer of our obligation to such financial guarantor as of the measurement date.

Balance Sheets (In millions)	June 30 2010	December 31 2009
Derivative assets:
Financial Guaranty credit derivative assets	$10.7	$23.8
Net interest margin securities (“NIMS”) assets	11.3	12.2
Put options on money market committed preferred custodial trust securities (“CPS”)	—	32.5

Total derivative assets	22.0	68.5

Derivative liabilities:
Financial Guaranty credit derivative liabilities	726.7	238.7
Financial Guaranty VIE derivative liabilities	21.0	—
Mortgage Insurance international credit default swaps (“CDS”)	0.4	—

Total derivative liabilities	748.1	238.7

Total derivative liabilities, net	$(726.1)	$(170.2)

Amounts set forth in the table above represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. The notional value of our derivative contracts at June 30, 2010 and December 31, 2009 was $42.1 billion and $46.1 billion, respectively.

The components of the (loss) gain included in change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Operations (In millions)	2010	2009	2010	2009
Net premiums earned—derivatives	$12.0	$14.5	$24.1	$29.2
Financial Guaranty credit derivatives	(524.2)	265.8	(608.3)	(2.0)
Financial Guaranty VIE derivative liabilities	(7.5)	—	(10.7)	—
NIMS	(0.3)	(5.2)	(0.5)	(9.5)
Mortgage Insurance domestic and international CDS	(0.4)	(0.1)	(0.4)	(21.5)
Put options on CPS	(4.2)	(0.9)	(6.3)	(1.8)
Other	—	(1.8)	(0.5)	(6.5)

Change in fair value of derivative instruments	$(524.6)	$272.3	$(602.6)	$(12.1)

The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying asset-backed securities (“ABS”). Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. We also incorporate our own non-performance risk into our fair valuation methodology. See Note 4 for information on our fair value of financial instruments. Changes in our fair value estimates may also result in significant volatility in our financial position or results of operations for future periods.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows selected information about our derivative contracts:

Product	June 30, 2010
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
	($ in millions)
NIMS related (1)	—	$—	$11.3
Corporate collateralized debt obligations (“CDOs”)	85	33,700.9	(244.4)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	20	2,160.4	(303.7)
CDO of commercial mortgage-backed securities (“CMBS”)	4	1,831.0	(126.1)
Other:
Structured finance	10	981.3	(10.3)
Public finance	28	1,820.8	(10.1)

Total Non-Corporate CDOs and other derivative transactions	62	6,793.5	(450.2)

Assumed financial guaranty credit derivatives:
Structured finance	291	1,192.5	(17.6)
Public finance	16	343.9	(3.8)

Total Assumed	307	1,536.4	(21.4)
Financial Guaranty VIE derivative liabilities (2)	—	—	(21.0)
Mortgage Insurance international CDS	1	108.8	(0.4)

Grand Total	455	$42,139.6	$(726.1)

(1)	NIMS related derivative assets represent assets associated with the consolidation of NIMS VIEs and do not represent additional exposure.
(2)	Financial Guaranty VIE interest rate swap associated with the consolidation of one of our financial guaranty transactions, which was consolidated effective January 1, 2010. The notional amount of the interest rate swap does not represent additional par exposure, and therefore, is not presented in this table. See Note 5 for information on our maximum exposure to loss from our consolidated financial guaranty transactions.

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

	June 30 2010	December 31 2009	June 30 2009	January 1 2009
Radian Group five-year CDS spread	701	1,530	1,598	2,466
(in basis points)

Product (In millions)	Fair Value Liability before Consideration of Non-Performance Risk June 30, 2010	Impact of Non-Performance Risk June 30, 2010	Fair Value Liability Recorded June 30, 2010
Corporate CDOs	$(940.0)	$695.6	$(244.4)
Non-Corporate CDO-related (1)	(1,799.2)	1,175.6	(623.6)
NIMS-related and other (2)	(284.2)	41.9	(242.3)

Total	$(3,023.4)	$1,913.1	$(1,110.3)

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Product (In millions)	Fair Value Liability before Consideration of Non-Performance Risk December 31, 2009	Impact of Non-Performance Risk December 31, 2009	Fair Value Liability Recorded December 31, 2009
Corporate CDOs	$(631.5)	$629.0	$(2.5)
Non-Corporate CDO-related (1)	(1,924.8)	1,730.9	(193.9)
NIMS-related and other (2)	(384.5)	108.7	(275.8)

Total	$(2,940.8)	$2,468.6	$(472.2)

(1)	Includes derivative liabilities and VIE debt. Effective January 1, 2010, any transaction previously reported as a derivative liability that has been consolidated is now reported as VIE debt.
(2)	Includes NIMS VIE debt, NIMS derivative assets and mortgage insurance CDS.

The cumulative impact attributable to the market’s perception of our non-performance risk decreased by $555.5 million during the first half of 2010, as presented in the table above. This decrease was primarily the result of the tightening of our CDS spreads and the widening of spreads on our insured corporate CDO transactions.

4. Fair Value of Financial Instruments

Our fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with this standard. Effective January 1, 2010, we adopted the update to the accounting standard regarding fair value measurements and disclosures. This update requires new disclosures regarding significant transfers in and out of Level I and Level II fair value measurements. Additional disclosures regarding the reconciliation of Level III fair value measurements are not required until 2011.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. These assets and liabilities are classified in Level III of our fair value hierarchy.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2010, our total Level III assets were approximately 3.5% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Hybrid securities—These instruments are convertible securities measured at fair value. The estimated fair value is derived, in part, by utilizing dealer quotes and observed bond and stock prices. For certain securities, the underlying security price may be adjusted to account for observable changes in the conversion and investment value from the time the quote was obtained. These securities are categorized in Level II of the fair value hierarchy.

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

Other investments—These securities primarily consist of short-term commercial paper from CPS trusts, which are categorized in Level II of the fair value hierarchy. The fair value of the remaining securities are categorized in Level III of the fair value hierarchy, and are generally estimated by discounting estimated future cash flows.

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

We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and we can develop cash flow projections that we believe would represent the view of a typical market participant, we believe it is necessary to change to a discounted cash flow model from a credit spread valuation model. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. When the particular circumstances of a specific transaction, rather than systemic market risk or other market factors, becomes the dominant driver of fair value, the credit spread valuation approach will generally result in a fair value that is different than the discounted cash

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

flow valuation and, we believe, less representative of a typical market participant’s view. Therefore, in these instances, we believe the discounted cash flow valuation approach, and not the credit spread valuation approach, provides a fair value that better represents a typical market participant’s view, as it results in a reasonable estimation of the credit component of fair value at a point in time where the index is no longer representative of the fair value of the particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, where very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.

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

Put Options on CPS and Consolidated CPS VIE debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts effective January 1, 2010. During the second quarter of 2010, we entered into an agreement to purchase the majority of the remaining trust and also consolidated the assets and liabilities of that trust. The consolidated CPS VIE debt is categorized in Level III of the fair value hierarchy. See Note 5 for further information regarding our put options on CPS.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE debt

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives, NIMS derivative assets, or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a significant reduction of the derivative liability. Since NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives, NIMS derivative assets and NIMS VIE debt are all

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS VIEs, the fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally-generated valuation model.

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $266.3 million as of June 30, 2010, which is our best estimate of settlement value at that date and represents substantially all of our total risk in force. The recorded fair value of our total net liabilities related to NIMS as of June 30, 2010 was $241.9 million, of which $11.3 million relates to derivative assets and $253.2 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread which has resulted in a fair value amount that is $24.4 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 85% of the aggregate net par outstanding of our corporate CDO transactions (as of June 30, 2010) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the “risk-neutral” model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the “risk-neutral modeling” approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread, and the default probability of the transaction is determined as described above under “Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.

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

TruPs CDOs—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks and insurance companies, as well as real estate investment trusts and other financial institutions, whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. Beginning in the third quarter of 2009, we began to use a discounted cash flow valuation approach to determine fair value for these transactions. As a result of significant credit deterioration during the third quarter of 2009, we determined that the market spreads utilized in prior periods were no longer a relevant key assumption in determining fair value of these transactions. We utilize a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis which is based on the current performance of each

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default remains outstanding as of the termination date of our CDS coverage (the “Conditional Liquidity Claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a Conditional Liquidity Claim. A discounted cash flow valuation is also performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a Conditional Liquidity Claim and one in which the claim is not made.

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

CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDO of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses can be estimated.

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

Prior to January 1, 2010, our guaranty on our sole outstanding directly insured CDO of ABS transaction was accounted for as a derivative. Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for this CDO of ABS transaction and consolidated the VIE assets and liabilities as of January 1, 2010. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by this VIE, which primarily consist of trading securities, interest rate swaps and VIE debt to note holders in the trust. The fair value election results in a net fair value of the VIE assets and VIE liabilities that is equal to the fair value liability of our exposure as previously accounted for as a derivative. See Note 5 for further discussion of the primary beneficiary analysis and the related financial impact to our financial position, financial performance and cash flows.

The investment securities in this VIE have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows based on our internal credit analysis, which is based on the current performance of each security. The present value of the expected cash flows from the securities is then determined using a discount rate derived from the BBB- ABX.HE index. The present value of the insured cash flows (which represents the VIE debt) is determined using a discount rate that is equal to our CDS rate plus a risk-free rate. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $460.5 million at June 30, 2010. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of June 30, 2010 was less than our maximum principal exposure, as the fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE. Because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.

CDOs of CMBS—The fair premium amounts for our CDO of CMBS transactions for a typical market participant are derived first by observing the spreads of the CMBX indices that match the underlying reference obligations of our transactions. A mezzanine tranche is then priced through a standard CDO model. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on vintages and credit rating. For each of our CDO of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating. Each of our CDO of CMBS transactions contains a mezzanine tranche that is subordinate to our insured tranche. Because the observable CMBS indices do not have a similar mezzanine tranche, we use an internal CDO pricing model in order to adjust fair value for this structural feature. A standard CDO pricing model was calibrated to establish the market pricing at inception. This CDO pricing model is then applied to the current valuation period to derive the fair premium for the mezzanine tranche. The typical fair premium amount represents the estimated fair value of the expected future fair premiums determined by using a discount rate equal to the CDS spread of a typical market participant plus a risk-free rate.

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

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of June 30, 2010, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $131.0 million; however, we do not currently expect to pay any claims related to these two VIEs. At June 30, 2010, we recorded $116.1 million of other assets, $115.6 million of VIE debt and $0.5 million of accounts payable and accrued expenses associated with these two VIEs.

Mortgage Insurance International and Domestic CDS

In determining the estimated fair value of our mortgage insurance international and domestic CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective transaction, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of quarterly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. We make an adjustment to the fair value amount described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs. Our international CDS transaction is categorized in Level III of the fair value hierarchy. In the second quarter of 2009, we terminated our remaining mortgage insurance domestic CDS.

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of June 30, 2010:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
Investment Portfolio:
U.S. government and agency securities	$—	$2,107.6	$—	$2,107.6	$—	$2,107.6
State and municipal obligations	—	1,717.5	24.4	1,741.9	—	1,741.9
Money market instruments	400.7	—	—	400.7	—	400.7
Corporate bonds and notes	—	975.6	—	975.6	—	975.6
RMBS	—	699.6	57.3	756.9	—	756.9
CMBS	—	146.8	23.2	170.0	—	170.0
CDO	—	—	2.4	2.4	—	2.4
Other ABS	—	130.0	3.3	133.3	—	133.3
Foreign government securities	—	108.9	—	108.9	—	108.9
Hybrid securities	—	357.8	—	357.8	—	357.8
Equity securities (1)	136.9	124.2	1.7	262.8	—	262.8
Other investments (2)	—	150.0	4.8	154.8	—	154.8

Other investments not carried at fair value (3)	—	—	—	—	44.3	44.3

Total Investments	537.6	6,518.0	117.1	7,172.7	$44.3	$7,217.0

Derivative Assets	—	—	22.0	22.0
Other Assets (4)	—	—	116.1	116.1

Total Assets at Fair Value	$537.6	$6,518.0	$255.2	$7,310.8

Derivative Liabilities	$—	$—	$748.1	$748.1
VIE debt (5)	—	—	627.6	627.6

Total Liabilities at Fair Value	$—	$—	$1,375.7	$1,375.7

(1)	Comprised of broadly diversified domestic equity mutual funds ($136.9 million) included within Level I and various preferred and common stocks invested across numerous companies and industries ($125.9 million) included within Level II and III.
(2)	Comprised of short-term commercial paper from CPS trusts ($150.0 million) included within Level II and lottery annuities ($2.8 million) and TruPs held by consolidated VIEs ($2.0 million) included within Level III.
(3)	Comprised of fixed-maturities held to maturity ($16.8 million), short-term investments ($0.6 million), primarily invested in time deposits, and other invested assets ($26.9 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(4)	Comprised primarily of manufactured housing loan collateral related to two consolidated financial guaranty VIEs.
(5)	Comprised of consolidated debt related to NIMS VIEs ($253.2 million) and CPS trusts ($14.3 million). Also includes amounts related to financial guaranty VIEs ($360.1 million) that required consolidation as of January 1, 2010 under the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2009:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
Investment Portfolio:
U.S. government and agency securities	$—	$581.6	$—	$581.6	$—	$581.6
State and municipal obligations	—	1,545.1	24.4	1,569.5	—	1,569.5
Money market instruments	1,300.6	—	—	1,300.6	—	1,300.6
Corporate bonds and notes	—	976.9	—	976.9	—	976.9
RMBS	—	785.7	—	785.7	—	785.7
CMBS	—	46.2	—	46.2	—	46.2
Other ABS	—	106.8	—	106.8	—	106.8
Foreign government securities	—	86.1	—	86.1	—	86.1
Hybrid securities	—	278.8	0.6	279.4	—	279.4
Equity securities (1)	146.8	106.5	1.7	255.0	—	255.0
Other investments (2)	—	99.9	3.8	103.7	—	103.7

Other investments not carried at fair value (3)					45.7	45.7

Total Investments	1,447.4	4,613.6	30.5	6,091.5	$45.7	$6,137.2

Derivative Assets	—	—	68.5	68.5

Total Assets at Fair Value	$1,447.4	$4,613.6	$99.0	$6,160.0

Derivative Liabilities	$—	$—	$238.7	$238.7
VIE debt (4)	—	—	296.1	296.1

Total Liabilities at Fair Value	$—	$—	$534.8	$534.8

(1)	Comprised of broadly diversified domestic equity mutual funds included within Level I, and various preferred and common stocks invested across numerous companies and industries included within Level II and III.
(2)	Comprised of short-term commercial paper from CPS trusts included in Level II and lottery annuities included in Level III.
(3)	Comprised of fixed-maturities held to maturity ($19.3 million), short-term investments ($0.6 million), primarily invested in time deposits, and other invested assets ($25.8 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(4)	Comprised of consolidated debt related to NIMS VIEs ($288.0 million) and CPS trusts ($8.1 million) that required consolidation upon our becoming the primary beneficiary of the VIE.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2010:

	Beginning Balance at April 1 2010	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases, Sales, Issuances & Settlement		Transfers Into (Out of) Level III (2)	Ending Balance at June 30 2010
Investments:
State and municipal obligations	$24.4	$—	$—		$—	$24.4
RMBS	54.1	6.7	(3.5)		—	57.3
CMBS	24.3	(1.1)	—		—	23.2
CDO	3.8	(1.4)	—		—	2.4
Other ABS	3.5	(0.2)	—		—	3.3
Hybrid securities	1.1	—	—		(1.1)	—
Equity securities	1.5	(0.2)	0.1		0.3	1.7
Other investments	6.7	(1.7)	(0.2)		—	4.8

Total Level III Investments	119.4	2.1	(3.6)		(0.8)	117.1
NIMS and CPS derivative assets	42.5	(4.5)	(26.7	)(3)	—	11.3
Other assets	118.3	8.9	(11.1)		—	116.1

Total Level III Assets, net	$280.2	$6.5	$(41.4)		$(0.8)	$244.5

Derivative liabilities, net	$(210.2)	$(520.1)	$(7.1)		$—	$(737.4)
VIE debt	(596.1)	(63.4)	31.9	(4)	—	(627.6)

Total Level III liabilities, net	$(806.3)	$(583.5)	$24.8		$—	$(1,365.0)

(1)	Includes unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2010 as follows: $2.1 million for investments, $(0.3) million for NIMS and CPS derivative assets, $1.4 million for other assets, $(521.0) million for derivative liabilities, and $(56.7) million for VIE debt.
(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
(3)	Includes impact of consolidation of VIE from CPS Trust I effective June 30, 2010 in the amount of $27.1 million.
(4)	Includes impact of consolidation of VIE from CPS Trust I effective June 30, 2010 in the amount of $11.1 million. Offsetting this increase was $23.4 million related to NIMS purchases, $9.3 million related to FG VIE debt paydowns, and $10.3 million for CPS VIE debt purchases.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2010:

	Beginning Balance at January 1 2010	VIE Consolidation at January 1 2010 (1)	Realized and Unrealized Gains (Losses) Recorded in Earnings (2)	Purchases, Sales, Issuances & Settlement		Transfers Into (Out of) Level III (3)	Ending Balance at June 30 2010
Investments:
State and municipal obligations	$24.4	$—	$—	$—		$—	$24.4
RMBS	—	44.3	18.7	(5.7)		—	57.3
CMBS	—	23.8	(0.6)	—		—	23.2
CDO	—	3.8	(1.5)	0.1		—	2.4
Other ABS	—	3.5	(0.2)	—		—	3.3
Hybrid securities	0.6	—	—	—		(0.6)	—
Equity securities	1.7	—	(0.5)	0.2		0.3	1.7
Other investments	3.8	3.7	(1.7)	(1.0)		—	4.8

Total Level III Investments	30.5	79.1	14.2	(6.4)		(0.3)	117.1
NIMS and CPS derivative assets	44.7	—	(7.3)	(26.1	)(4)	—	11.3
Other assets	—	119.7	10.9	(14.5)		—	116.1

Total Level III Assets, net	$75.2	$198.8	$17.8	$(47.0)		$(0.3)	$244.5

Derivative liabilities, net	$(214.9)	$51.8	$(595.2)	$20.9		$—	$(737.4)
VIE debt	(296.1)	(253.5)	(170.4)	92.4	(5)	—	(627.6)

Total Level III liabilities, net	$(511.0)	$(201.7)	$(765.6)	$113.3		$—	$(1,365.0)

(1)	Represents the impact of our adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.
(2)	Includes unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2010 as follows: $14.1 million for investments, $(0.5) million for NIMS and CPS derivative assets, $3.4 million for other assets, $(609.9) million for derivative liabilities, and $(148.2) million for VIE debt.
(3)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
(4)	Includes impact of consolidation of VIE from CPS Trust I effective June 30, 2010 in the amount of $27.1 million.
(5)	Includes impact of consolidation of VIE from CPS Trust I effective June 30, 2010 in the amount of $11.1 million. Offsetting this increase was $73.5 million related to NIMS purchases, $17.3 million related to FG VIE debt paydowns, and $12.7 million for CPS VIE debt purchases.

There were no investment transfers between Level I and Level II during the second quarter or first six months of 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2009:

(In millions)	Beginning Balance at April 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (2)	Ending Balance at June 30 2009
Investments:
ABS	$—	$0.1	$7.0		$—	$7.1
Hybrid securities	0.4	—	—		—	0.4
Equity securities	1.4	0.2	—		(0.1)	1.5
Other investments	4.4	—	(0.3)		—	4.1

Total Level III Investments	6.2	0.3	6.7		(0.1)	13.1
NIMS and CPS derivative assets	158.9	0.5	1.0		—	160.4

Total Level III Assets, net	$165.1	$0.8	$7.7		$(0.1)	$173.5

Derivative liabilities, net	$(730.5)	$275.9	$94.7		$—	$(359.9)
VIE debt	(206.5)	(33.2)	(43.5	)(3)	—	(283.2)

Total Level III liabilities, net	$(937.0)	$242.7	$51.2		$—	$(643.1)

(1)	Includes unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2009 as follows: $0.1 million for investments, $1.8 million for NIMS and CPS derivative assets, $257.4 million for derivative liabilities, and $(44.4) million for VIE debt.
(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
(3)	This amount primarily represents derivative liabilities transferred to VIE debt related to NIMS trusts that we were required to consolidate during the period.

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2009:

(In millions)	Beginning Balance at January 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (2)	Ending Balance at June 30 2009
Investments:
ABS	$—	$0.1	$7.0		$—	$7.1
Hybrid securities	4.5	4.8	(9.3)		0.4	0.4
Equity securities	0.8	0.5	—		0.2	1.5
Other investments	5.1	0.1	(1.1)		—	4.1

Total Level III Investments	10.4	5.5	(3.4)		0.6	13.1
NIMS and CPS derivative assets	155.8	(1.0)	5.6		—	160.4

Total Level III Assets, net	$166.2	$4.5	$2.2		$0.6	$173.5

Derivative liabilities, net	$(495.6)	$(2.6)	$138.3		$—	$(359.9)
VIE debt	(160.0)	(27.0)	(96.2	)(3)	—	(283.2)

Total Level III liabilities, net	$(655.6)	$(29.6)	$42.1		$—	$(643.1)

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(1)	Includes unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2009 as follows: $0.5 million for investments, $1.6 million for NIMS and CPS derivative assets, $(22.7) million for derivative liabilities, and $(40.8) million for VIE debt.
(2)	Transfers are recognized at the end of the period.
(3)	This amount primarily represents derivative liabilities transferred to VIE debt related to NIMS trusts that we were required to consolidate during the period.

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows:

	June 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$16.8	$17.8	$19.3	$20.3
Short-term investments (carried at cost)	0.6	0.6	0.6	0.6
Other invested assets	26.9	26.9	25.8	25.8
Liabilities:
Long-term debt	665.4	587.6	698.2	499.4
Non-derivative financial guaranty liabilities	488.8	600.1	526.3	627.1

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

Our ability to accurately estimate the fair value of our non-derivative financial guarantees is limited. There are no observable market data points as a result of the disruption in the credit markets and significant rating agency downgrades. These factors have significantly limited our ability to write new financial guaranty business, except in limited circumstances. We believe that in the absence of a principal market, our estimate of fair value described above in a hypothetical market provides the most relevant information with respect to fair value estimates given the information currently available to us. Due to the volume and geographic diversification of our financial guaranty exposures, in the future we may need to consider other key variables that may influence the fair value estimates. Variables not currently incorporated into our current fair value estimate of non-derivative financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guaranty premium levels relative to the underlying insured obligations’ credit spreads.

The carrying value of our non-derivative financial guaranty liabilities consists of unearned premiums, premiums receivable, deferred policy acquisition costs, and reserve for losses and LAE as reported on our condensed consolidated balance sheets.

5. VIEs

Effective January 1, 2010, we adopted the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties where we have provided credit protection directly on variable interests and, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. The credit protection we provide to these VIEs is described in detail below. VIEs are entities as defined by the accounting standard and include corporations, trusts or partnerships in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance activities without additional subordinated financial support. In addition, as a result of the update to the standard regarding accounting for transfers of financial assets, effective January 1, 2010, special purpose entities that were previously considered QSPEs are to be considered in the VIE accounting framework as prescribed by the standard regarding financial reporting by enterprises involving VIEs.

An entity is considered the primary beneficiary and is required to consolidate a VIE if its variable interest: (i) gives it the power to most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive residual benefits that could potentially be significant to the VIE. For all VIEs in which we have a variable interest, we determine whether we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant us additional rights to influence or control the economic performance of the VIE upon the occurrence of an event of default or a servicer termination event, or the breach of a performance trigger, and our obligation to absorb significant losses. Due to the continued deterioration of the performance of many of our financial guaranty transactions, the breach of these performance tests and events could occur. When we obtain control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we have become the primary beneficiary. As of January 1, 2010, we determined that we were the primary beneficiary of all of our NIMS transactions, two of our CPS transactions and certain financial guaranty structured transactions discussed below. While the implementation of this accounting standard impacted the classification of our assets, liabilities, and certain line items in our statement of operations, we recorded no

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

transition adjustment since the net liabilities associated with these transactions remained unchanged. During the second quarter of 2010, we entered into an agreement to purchase the majority of the securities issued by the remaining CPS trust and also consolidated the assets and liabilities of that trust. Upon consolidation, we recognized a loss of $13.9 million within net (losses) gains on other financial instruments, based on the difference between the consideration paid for the CPS trust securities and the net amount of the trust’s identifiable assets and liabilities recognized and measured at fair value at the consolidation date. As a result of the consolidation of this trust, our short-term investments increased by $50.0 million, our derivative assets decreased by $27.1 million and our VIE debt-at fair value increased by $11.1 million.

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

The following table provides a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets and our condensed consolidated statements of operations and our cash flows as of and for the six months ended June 30, 2010, as it relates to our consolidated VIEs:

	June 30, 2010 Interests in Consolidated VIEs
(In millions)	NIMS	Put Options on CPS (1)	Financial Guaranty Insurance Contracts
Balance Sheet:
Trading securities	$—	$—	$88.1
Short-term investments	—	150.0	—
Derivative assets	11.3	—	—
Other assets	—	—	120.3
Derivative liabilities	—	—	21.0
VIE debt—at fair value	253.2	14.3	360.1
Payable for securities purchased	—	25.7	—
Accounts payable and accrued expenses	—	—	0.7
Statement of Operations:
Net investment income	—	—	5.6
Change in fair value of derivative instruments—loss	(0.5)	—	(10.7)
Net (loss) gain on other financial instruments	(38.7)	(21.6)	(98.5)
Other operating expenses	—	0.2	1.8
Cash Inflow (Outflow):
Net payments related to VIE debt	(73.5)	(12.7)	(17.3)
Other activity, net	—	(26.3)	18.4
Maximum exposure (2)	267.6	135.7	591.5

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(1)	Net (loss) gain on other financial instruments related to Put Options on CPS includes a loss of $13.9 million recognized as a result of the acquisition of a majority interest in, and subsequent consolidation of, the one remaining unconsolidated CPS custodial trust as of June 30, 2010.
(2)	The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily driven by the difference between the face amount of the obligation and the recorded fair values, which includes an adjustment for our non-performance risk.

NIMS VIEs

We consolidate all of the assets and liabilities associated with NIMS VIEs, due to contractual provisions that allow us to purchase assets of the VIEs and thus direct the activities that most significantly impact the economic performance of each VIE. For this reason, we have concluded that we have the power to most significantly impact the economic performance of these VIEs as described in this standard. As the guarantor of either all or a significant portion of the debt issued by each NIMS VIE, we have the obligation to absorb losses that are significant to the VIEs. As a result, we have concluded that we are the primary beneficiary of these VIEs. The consolidated NIMS assets are accounted for as derivatives and represent assets to be used to settle the obligation of the VIEs. We elected the fair value option as it relates to the NIMS VIE debt, and therefore, the consolidated NIMS VIE debt is recorded at fair value. Our VIE debt includes amounts for which third parties do not have recourse to us. Due to the fact that both prior to, and after the implementation of this standard, the assets and liabilities were recorded at fair value, and the value at December 31, 2009 is equivalent to the net fair value of the consolidated assets and liabilities on January 1, 2010, there was no transition adjustment at the date of adoption.

Our continued involvement with the NIMS VIEs also includes a risk mitigation initiative, under which we have purchased, at a discount to par, some of our insured NIMS bonds, which effectively eliminates the guarantee that we had issued to the VIE and limits our liability to the discounted purchase price. The maximum principal exposure related to NIMS consolidated VIE assets and liabilities was $267.6 million at June 30, 2010, and comprises 26 transactions. The average remaining maturity of our existing NIMS transactions is approximately two years.

Put Options on CPS

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Commencing in the fourth quarter of 2009 and continuing into 2010, Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions the majority of the CPS issued by all of the custodial trusts. Radian Group and its subsidiaries purchased $25.8 million, $42.9 million and $50.0 million face amount of the CPS issued by each of these custodial trusts as of June 30, 2010. We purchased the CPS at a weighted average purchase price equal to approximately 55% of the face amount of such CPS. Our continued involvement with these VIEs also includes the payment of a put premium representing the spread between the assets of the trust and the auction rate notes, which has typically been de minimis. We eliminate the premium associated with the purchased CPS.

Based on our additional involvement in these trusts, combined with the put options Radian Asset Assurance holds on these trusts (which together are considered in the determination of the primary beneficiary), we concluded that we are the party that directs the activities that most significantly influences the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. This determination was based on a qualitative analysis which demonstrates that we have a variable interest in each of

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

these VIEs, and therefore, we concluded that we are the primary beneficiary. As such, the assets and liabilities of these trusts were consolidated at their respective fair values, net of liabilities to us. The assets of the consolidated trusts, which are reported in short-term investments, may only be used to settle obligations of the trusts, and there are no liabilities of the trusts for which creditors have recourse to our general credit.

Financial Guaranty Insurance Contracts

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

Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivatives. For insurance contracts, we record reserves for losses and LAE, and for derivative interests, we record cumulative changes in fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. Underlying collateral in the VIEs includes residential and commercial mortgages, manufactured housing loans, consumer receivables and other financial assets sold to a VIE and repackaged into securities or similar beneficial interests. For all VIEs, the maximum exposure is based on the net par amount of our insured obligation as of the reporting date, except for the put options on CPS, which is based on our carrying amounts.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our cash flows as of and for the six months ended June 30, 2010, as it relates to unconsolidated VIEs:

(In millions)	June 30, 2010 Interests in Unconsolidated VIEs
	Put Options on CPS (1)	Financial Guaranty Insurance Contracts and Credit Derivatives
Balance Sheet:
Derivative assets	$—	$2.7
Premiums receivable	—	7.5
Unearned premiums	—	8.4
Reserves for losses and LAE	—	15.6
Derivative liabilities	—	516.7
Statement of Operations:
Net premiums earned	—	1.3
Change in fair value of derivative instruments—loss	(6.3)	(360.6)
Increase in provision for losses	—	6.6
Cash Inflow (Outflow):
Net payments related to credit derivatives	(0.9)	(34.3)
Losses paid	—	(3.4)
Premiums received	—	1.7
Maximum exposure	—	7,109.4

(1)	Activity displayed above reflects the impact for the periods prior to the consolidation of the one remaining unconsolidated CPS custodial trust, which was consolidated as of June 30, 2010.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a summary of the financial statement impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our cash flows as of and for the six months ended June 30, 2009, as it relates to consolidated and unconsolidated entities in which we had a significant variable interest:

(In millions)	Significant Interests in VIEs
	NIMS		Financial Guaranty Insurance Contracts and Credit Derivatives	Put Options on CPS	International CDS
Balance Sheet:
Derivative assets (1)	$10.4		$—	$150.0	$—
Unearned premiums	—		10.7	—	—
Reserves for losses and LAE	—		5.4	—	—
Derivative liabilities	—		—	—	23.1
VIE debt—at fair value (1)	283.2		—	—	—
Other comprehensive loss	—		—	—	(0.2)
Statement of Operations:
Change in fair value of derivative instruments—loss	(8.5)		—	(1.8)	(10.3)
Decrease in provision for losses	—		8.2	—	—
Net loss on other financial instruments	(25.5)		—	—	—
Net premiums earned	0.5		1.9	—	0.4
Cash Inflow (Outflow) Impact:
Net (payments) receipts related to credit derivatives	(17.3	)(2)	—	(1.8)	0.4
Net receipts related to VIE consolidated debt	0.4		—	—	—
Premiums received	—		1.7	—	—
Losses paid	—		(6.1)	—	—

(1)	The amount included in derivative assets related to the consolidation of NIMS trusts was $9.3 million. The entire amount of the VIE debt relates to the consolidation of NIMS trusts.
(2)	Represents the amount paid for interest and the amount paid for the purchase of NIMS bonds we insure, offset by premiums received.

International CDS

We provided credit enhancement in the form of CDS in the international markets and had one international CDS transaction at June 30, 2009 involving a VIE in which we had a significant interest. This transaction was terminated in the fourth quarter of 2009, for a payment of $6.5 million. The financial impact of our one remaining international CDS contract, for which we are not the primary beneficiary, is immaterial to our condensed consolidated balance sheets and condensed consolidated statements of operations. The maximum principal exposure related to this international CDS VIE was $108.8 million as of June 30, 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6. Investments

Our held to maturity and available for sale investment portfolio consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$16,833	$17,761	$955	$27

	$16,833	$17,761	$955	$27

Fixed-maturities available for sale:
U.S. government and agency securities	$36,357	$39,899	$3,542	$—
State and municipal obligations	1,332,474	1,247,746	11,543	96,271
Corporate bonds and notes	78,429	80,207	3,033	1,255
RMBS	13,535	14,280	745	—
CMBS	41,449	42,733	1,441	157
Other ABS	12,672	13,565	899	6
Foreign government securities	47,133	48,903	1,809	39
Other investments	2,620	2,821	201	—

	$1,564,669	$1,490,154	$23,213	$97,728

Equity securities available for sale (1)	$168,041	$160,516	$2,428	$9,953

Total debt and equity securities	$1,749,543	$1,668,431	$26,596	$107,708

(1)	Comprised of broadly diversified domestic equity mutual funds ($136.9 million fair value) and preferred and common stocks ($23.6 million fair value).

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	December 31, 2009
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$19,283	$20,308	$1,060	$35

	$19,283	$20,308	$1,060	$35

Fixed-maturities available for sale:
U.S. government and agency securities	$25,023	$27,321	$2,355	$57
State and municipal obligations	1,400,739	1,286,287	9,664	124,116
Corporate bonds and notes	99,032	98,625	1,917	2,324
RMBS	14,942	15,629	687	—
CMBS	48,511	46,195	107	2,423
Other ABS	18,049	19,321	1,275	3
Foreign government securities	57,282	58,649	1,513	146
Other investments	3,530	3,800	270	—

	$1,667,108	$1,555,827	$17,788	$129,069

Equity securities available for sale (1)	$173,418	$176,251	$2,833	$—

Total debt and equity securities	$1,859,809	$1,752,386	$21,681	$129,104

(1)	Comprised of broadly diversified domestic equity mutual funds ($146.8 million fair value) and preferred and common stocks ($29.4 million fair value).

At June 30, 2010 and December 31, 2009, we held $3,221 million and $2,680 million, respectively, in trading securities which are recorded at fair value. At June 30, 2010 and December 31, 2009, we also held $358 million and $279 million, respectively, in hybrid securities which are recorded at fair value.

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

June 30, 2010: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	46	$192,707	$4,624	135	$712,516	$91,674	181	$905,223	$96,298
Corporate bonds and notes	42	21,584	716	6	3,454	539	48	25,038	1,255
CMBS	6	9,046	121	1	2,590	36	7	11,636	157
Other ABS	3	551	6	—	—	—	3	551	6
Foreign government securities	1	2,390	26	2	1,672	13	3	4,062	39
Equity securities	6	135,222	9,953	—	—	—	6	135,222	9,953

Total	104	$361,500	$15,446	144	$720,232	$92,262	248	$1,081,732	$107,708

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

December 31, 2009: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$1,998	$57	—	$—	$—	1	$1,998	$57
State and municipal obligations	65	316,090	10,686	143	698,581	113,465	208	1,014,671	124,151
Corporate bonds and notes	48	24,119	1,179	20	14,109	1,145	68	38,228	2,324
CMBS	11	19,888	709	8	18,521	1,714	19	38,409	2,423
Other ABS	1	266	3	—	—	—	1	266	3
Foreign government securities	7	6,810	145	1	972	1	8	7,782	146

Total	133	$369,171	$12,779	172	$732,183	$116,325	305	$1,101,354	$129,104

During the first half of 2010, there were no credit losses recognized in earnings.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment (“OTTI”) was recognized in other comprehensive income (“OCI”) from April 1, 2009 (inception date) through June 30, 2009 (in thousands):

Three Months Ended June 30, 2009
Debt securities credit losses, beginning balance at April 1, 2009 (date of adoption of new accounting standard regarding OTTI)	$868
Additions:
Credit losses on previously impaired securities	—
Credit losses for which an OTTI was not previously recognized	—
Credit losses for which an OTTI was previously recognized	—
Reductions:
Credit losses on securities	—
Increases in expected cash flows on previously impaired securities	—
For securities sold during the period	—

Debt securities credit losses, ending balance at June 30, 2009	$868

At June 30, 2010, we did not have the intent to sell any debt securities in an unrealized loss position, and determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We have securities that have been in an unrealized loss position for 12 months or more that we did not consider to be other-than-temporarily impaired due to the qualitative factors explained below.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of June 30, 2010 on our investments in tax-exempt state and municipal obligations were caused primarily by spread widening. Certain securities, mainly those insured by monoline insurance companies, experienced credit spread widening during 2008 and 2009 as a result of credit rating downgrades on those monolines. As of June 30, 2010, we expect to be able to collect cash flows sufficient to recover the amortized cost basis of these securities, and we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of June 30, 2010 on the majority of the securities in this category were caused by credit spread widening in the sector, particularly financials. Corporate spreads have tightened significantly over the past 12 months, although they are still wide compared to pre-2008 levels. As of June 30, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2010.

CMBS

The unrealized losses of 12 months or greater duration as of June 30, 2010 on the securities in this category were caused by spread widening which has occurred since 2008 and which peaked in the first quarter of 2009. CMBS spreads have tightened significantly since the historic wide spreads. Most of our CMBS investments have retained AAA ratings based on credit enhancements provided primarily by subordination within the deal structures. In general, spreads have improved primarily due to the implementation of government-related programs such as the Troubled Asset Relief Program (“TARP”), the Term Asset-Backed Securities Loan Facility (“TALF”) and the Public-Private Investment Program (“PPIP”). As of June 30, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity; therefore, we did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2010.

Foreign government securities

The unrealized losses of 12 months or greater duration as of June 30, 2010 on the securities in this category were caused by higher bond yields related to higher inflation expectations and spread widening. As of June 30, 2010, we did not intend to sell these securities, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2010.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or credit spread movements. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. As of June 30, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis; therefore, we did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The contractual maturities of fixed-maturity investments are as follows:

	June 30, 2010
	Amortized Cost	Fair Value
	(In thousands)
Fixed-maturities held to maturity:
Due in one year or less	$7,491	$7,877
Due after one year through five years	6,001	6,248
Due after five years through ten years	3,038	3,351
Due after ten years	303	285

	$16,833	$17,761

Fixed-maturities available for sale:
Due in one year or less	$35,841	$37,145
Due after one year through five years	94,556	99,776
Due after five years through ten years	80,244	83,971
Due after ten years	1,354,028	1,269,262

	$1,564,669	$1,490,154

7. Investment in Affiliates

At June 30, 2010, we owned a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), which is a credit-based consumer asset business. As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no carrying value related to our interest in C-BASS. All of C-BASS’s business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service its outstanding debt. The likelihood that we will recoup any of our investment in C-BASS is extremely remote. Accordingly, we believe that the likelihood that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operations or cash flows at any time in the future is extremely remote.

On May 3, 2010, Radian Guaranty sold to Sherman Financial Group LLC (“Sherman”) all of its remaining 28.7% equity interest in Sherman for approximately $172 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. As a result of the sale, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million and a pre-tax decrease in accumulated comprehensive income of $29.7 million. In addition, under the Sherman Purchase Agreement, we agreed to terminate certain rights, including our right to a future contingent payment that would have been payable to Radian Guaranty on December 31, 2013, or earlier upon the closing of a sale of Sherman, upon the achievement of certain criteria.

The following table shows the components of our investment in affiliates balance:

(In thousands)	June 30 2010	December 31 2009
Sherman	$—	$121,424
Other	133	56

Total	$133	$121,480

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2010	2009	2010	2009
Investment in Affiliates-Selected Information:
Sherman
Balance, beginning of period	$127,402	$103,236	$121,424	$99,656
Share of net income for period	6,570	5,110	14,590	15,662
Dividends received	(27,983)	—	(29,498)	(6,441)
Sale of ownership interest	(106,135)	—	(106,135)	—
Other comprehensive income (loss)	146	373	(381)	(158)

Balance, end of period	$—	$108,719	$—	$108,719

Portfolio Information:

Sherman
Total assets	n/a	$2,103,158
Total liabilities	n/a	1,696,471

Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	n/a	$307,246	n/a	$645,314
Other revenues	n/a	389	n/a	5,842
Derivative mark-to-market	n/a	8,614	n/a	8,927

Total revenues	n/a	316,249	n/a	660,083

Expenses
Operating and servicing expenses	n/a	129,483	n/a	278,090
Provision for loan losses	n/a	95,606	n/a	208,848
Interest	n/a	28,263	n/a	53,367
Other	n/a	28,427	n/a	45,305

Total expenses	n/a	281,779	n/a	585,610

Net income	n/a	$34,470	n/a	$74,473

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

8. Losses and LAE—Mortgage Insurance

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2010	2009	2010	2009

Mortgage Insurance
Balance at beginning of period	$3,597,035	$3,116,553	$3,450,538	$2,989,994
Less Reinsurance recoverables	596,325	536,777	621,644	491,836

Balance at beginning of period, net of reinsurance recoverables	3,000,710	2,579,776	2,828,894	2,498,158
Add total losses and LAE incurred in respect of default notices reported and unreported	427,622	142,802	956,713	464,486
Deduct paid claims and LAE	337,323	167,685	694,598	407,751

Balance at end of period, net of reinsurance recoverables	3,091,009	2,554,893	3,091,009	2,554,893
Add Reinsurance recoverables	565,737	567,551	565,737	567,551

Balance at end of period	$3,656,746	$3,122,444	$3,656,746	$3,122,444

We have protected against some losses that have occurred and may occur in the future related to riskier primary mortgage insurance products, by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transferred risk to investors in the capital markets. Smart Home ceded losses recoverable were $85.3 million at June 30, 2010. In addition to Smart Home, we transferred a portion of our primary mortgage insurance risk to captive reinsurance companies affiliated with our lender-customers. Ceded losses recoverable related to captive transactions were $480.4 million at June 30, 2010. Any changes in reinsurance recoverables related to Smart Home and captive transactions are reflected in our provision for losses.

Since 2008, we have experienced higher rescissions and denials than in the past, which is reflected in our estimate of reserves for losses and LAE at June 30, 2010. Our provision for losses includes the effect of increased levels of estimated insurance rescissions and claim denials, which results in a lower rate at which defaults move to claim (“default to claim rate”) used in determining our loss reserve estimate. Our projected default to claim rate was 38% at June 30, 2010 compared to 36% at December 31, 2009 and 46% at December 31, 2008. Our estimate of rescissions and denials had the effect of reducing our loss reserves as of June 30, 2010 by approximately $1.3 billion. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions.

Our mortgage insurance provision for losses for the quarter ended June 30, 2010, was negatively impacted by an increase in loss reserve estimates. While our loss reserves were positively impacted in the quarter by a decrease in defaults, our overall reserves increased primarily due to an increase in the default to claim rate, continued aging of our defaulted loan portfolio, an increase in severity, and the breach of subordination levels for

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

certain pool insurance transactions in which we are in a second loss position. With respect to our default to claim rate, while there has been some slowing in the rate at which later stage defaults move to claim, which we believe is mainly due to the foreclosure moratoriums and loan modification programs, the overall default to claim rate increased in the second quarter of 2010, mainly due to a reduction in our assumptions related to insurance rescissions and claim denials. In the first quarter of 2010, we refined the component of our loss reserving estimate relating to severity on defaults and pending claims, by replacing average severities for similar loan groups with a more specific loan-level input. This refinement contributed significantly to the increase in the loss reserve in the first quarter of 2010.

The following table reflects the impact to the provision for losses from the change in estimated rescissions and denials included in our loss reserve estimates for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2010	2009	2010	2009
Provision for losses—increase (decrease)	$255.0	$(434.0)	$262.0	$(776.0)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2010	2009	2010	2009
First loss position (1)	$127.0	$95.8	$283.7	$174.9
Second loss position (2)	76.5	128.2	196.3	205.1

Total first-lien claims submitted for payment that were rescinded or denied	$203.5	$224.0	$480.0	$380.0

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.
(2)	Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

These amounts include a small amount of submitted claims that were subsequently withdrawn by the insured. We believe that the elevated levels of insurance rescissions and claim denials and the elevated levels of defaults are related, and are primarily the result of underwriting deficiencies which existed during 2005 through 2008. A key assumption affecting our reserving methodology is that future ultimate default to claim rates and severities will be consistent with our recent experience. While we expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio, we have begun to experience a modest decrease in our rescission and denial rates.

Our increase in the rate of rescissions and denials has led to an increased risk of litigation by the lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a policy or denied a claim. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials. We are currently in discussions with these customers regarding a number of rescissions or denials that are collectively material in amount which, if not resolved, could result in arbitration or judicial proceedings. Although we believe

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies or pay additional claims.

We considered the sensitivity of first-lien loss reserve estimates at June 30, 2010, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (27% of unpaid principal balance at June 30, 2010), we estimated that our loss reserves would change by approximately $104 million at June 30, 2010. For every one percentage point change in pool claim severity (45% of unpaid principal balance at June 30, 2010), we estimated that our loss reserves would change by approximately $13 million at June 30, 2010. For every one percentage point change in our overall default to claim rate (38% at June 30, 2010, including our assumptions related to rescissions and denials), we estimated a $90 million change in our loss reserves at June 30, 2010.

The following table shows the cumulative denial and rescission rates as of June 30, 2010 in the quarter the claims were received for the periods indicated:

	Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Structured	Q1 2008	16.6%	100%
	Q2 2008	16.9%	100%
	Q3 2008	23.2%	100%
	Q4 2008	28.5%	99%
	Q1 2009	30.3%	98%
	Q2 2009	30.1%	96%
	Q3 2009	26.7%	93%
	Q4 2009	14.1%	75%

Flow	Q1 2008	8.5%	100%
	Q2 2008	10.0%	100%
	Q3 2008	16.8%	99%
	Q4 2008	16.4%	99%
	Q1 2009	20.3%	97%
	Q2 2009	20.7%	95%
	Q3 2009	17.5%	91%
	Q4 2009	12.2%	73%

Total	Q1 2008	12.4%	100%
	Q2 2008	13.5%	100%
	Q3 2008	19.8%	99%
	Q4 2008	22.1%	99%
	Q1 2009	25.1%	97%
	Q2 2009	25.3%	95%
	Q3 2009	21.4%	92%
	Q4 2009	12.8%	74%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of June 30, 2010) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(2)	For each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the first and second quarters of 2010, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

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

Numerous factors affect our ultimate claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of June 30, 2010, our modeled loan default projections assume that the rate at which current loans will default will remain consistent with those rates observed at December 31, 2009, until the end of 2010, and will gradually return to normal historical levels over the subsequent two years.

The following table illustrates our net projected premium excess on our first-lien portfolio:

First-lien portfolio (In millions):	June 30 2010	December 31 2009
Net present value of expected premiums	$2,701	$2,823
Net present value of expected losses and expenses	(4,529)	(4,299)
Reserve for premiums and losses established, net of reinsurance recoverables	2,971	2,785

Net projected premium excess	$1,143	$1,309

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2010 or December 31, 2009. Expected losses are based on an assumed paid claim rate of approximately 13.4% on our total primary first-lien mortgage insurance portfolio, which includes both delinquent loans and current loans, comprising 9.7% on prime, 29.9% on subprime and 27.0% on Alternative-A (“Alt-A”). While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans, as part of our loss mitigation efforts, is expected to partially offset the impact of higher expected defaults and claims.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Second-lien PDR (In thousands):	2010	2009	2010	2009
Balance at beginning of period	$24,126	$38,677	$25,357	$86,861
Incurred losses recognized in loss reserves	(5,152)	(4,458)	(10,232)	(65,997)
Premiums recognized in earned premiums	734	2,150	1,244	3,385
Changes in underlying assumptions	(3,324)	7,154	162	20,260
Accretion of discount and other	388	(2,662)	241	(3,648)

Balance at end of period	$16,772	$40,861	$16,772	$40,861

10. Financial Guaranty Insurance Contracts

The following table includes additional information as of June 30, 2010 regarding our financial guaranty claim liabilities segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

Surveillance Categories

($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	4	138	65	92	299
Remaining weighted-average contract period (in years)	22	20	22	26	22
Insured contractual payments outstanding:
Principal	$43.7	$1,234.2	$412.8	$354.7	$2,045.4
Interest	30.2	665.3	128.2	190.9	1,014.6

Total	$73.9	$1,899.5	$541.0	$545.6	$3,060.0

Gross claim liability	$—	$13.9	$184.5	$93.7	$292.1
Less:
Gross potential recoveries	—	1.2	79.7	47.5	128.4
Discount, net	—	3.9	22.3	3.0	29.2

Net claim liability	$—	$8.8	$82.5	$43.2	$134.5

Unearned premium revenue	$0.7	$31.3	$10.3	$—	$42.3

Claim liability reported in the balance sheet	$—	$2.6	$73.5	$43.2	$119.3

Reinsurance recoverables	$—	$—	$—	$—	$—

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of the premiums receivable and unearned premiums as of June 30, 2010 and December 31, 2009, are as follows (in millions):

	June 30 2010	December 31 2009
Premiums receivable	$46.4	$54.4
Unearned premiums	64.7	73.2

The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our condensed consolidated statement of operations. The amounts of the accretion included in premiums written, premiums earned and policy acquisition costs for the three and six months ended June 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Premiums written	$0.4	$1.2	$0.8	$2.5
Premiums earned	0.4	1.2	0.8	2.5
Policy acquisition costs	0.1	0.4	0.2	0.7

The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.48% at June 30, 2010.

The following table shows the nominal (non-discounted) premiums net of commissions, that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of June 30, 2010 (in millions):

Future Expected Premium Payments
Third Quarter 2010	$2.1
Fourth Quarter 2010	1.4

2010	3.5
2011	6.4
2012	4.1
2013	3.4
2014	3.3

2010 – 2014	20.7
2015 – 2019	13.1
2020 – 2024	8.8
2025 – 2029	6.0
After 2029	10.5

Total	$59.1

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the rollforward of the net present value of premiums receivable for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Balance at beginning of period	$51.1	$153.8	$54.4	$161.4
Payments received	(2.1)	(5.6)	(3.7)	(10.2)
Accretion	0.4	0.8	0.7	1.8
Adjustments to installment premiums	(0.4)	2.3	(0.7)	(0.1)
Recaptures/commutations	(1.8)	0.7	(1.8)	—
Foreign exchange revaluation	(0.8)	2.0	(2.5)	1.1

Balance at end of period	$46.4	$154.0	$46.4	$154.0

Premiums earned were affected by the following for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Refundings	$10.2	$10.5	$19.7	$23.5
Recaptures/commutations	—	(15.0)	—	(15.0)
Other	2.1	—	2.1	—
Unearned premium acceleration upon establishment of case reserves	0.4	0.6	0.7	5.8
Foreign exchange revaluation, gross of commissions	(1.1)	2.4	(2.8)	1.1
Adjustments to installment premiums, gross of commissions	(0.4)	6.9	(0.4)	3.2

Total adjustment to premiums earned	$11.2	$5.4	$19.3	$18.6

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refunding of any financial guaranty obligations, as of June 30, 2010:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Third Quarter 2010	$515.8	$13.1	$0.4	$13.5
Fourth Quarter 2010	502.6	13.2	0.4	13.6

2010	502.6	26.3	0.8	27.1
2011	459.6	43.0	1.3	44.3
2012	420.9	38.7	1.2	39.9
2013	383.1	37.8	1.1	38.9
2014	346.8	36.3	1.0	37.3

2010 – 2014	346.8	182.1	5.4	187.5
2015 – 2019	204.6	142.2	4.1	146.3
2020 – 2024	106.5	98.1	2.8	100.9
2025 – 2029	46.9	59.6	1.9	61.5
After 2029	—	46.9	2.8	49.7

Total	$—	$528.9	$17.0	$545.9

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the significant components of the change in our financial guaranty claim liability for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Claim liability at beginning of period	$133.4	$203.6	$121.8	$211.5
Incurred losses and LAE:
Increase in gross claim liability	33.8	49.9	73.9	100.7
Adjustment to net claim liability for commutations	—	(38.6)	—	(38.6)
Increase in gross potential recoveries	(22.5)	(11.2)	(45.9)	(40.9)
Increase in discount	(4.6)	(4.9)	(7.1)	(19.8)
Decrease/(increase) in unearned premiums	1.0	(3.6)	2.0	(3.0)

Incurred losses and LAE	7.7	(8.4)	22.9	(1.6)
Paid losses and LAE	(21.8)	(23.7)	(25.4)	(38.4)

Claim liability at end of period	$119.3	$171.5	$119.3	$171.5

Components of incurred losses and LAE:
Claim liability established in current period	$0.3	$15.6	$1.2	$35.5
Changes in existing claim liabilities	7.4	(24.0)	21.7	(37.1)

Total incurred losses and LAE	$7.7	$(8.4)	$22.9	$(1.6)

Components of increase in discount:
Increase in discount related to claim liabilities established in current period	$(0.2)	$(7.8)	$(2.3)	$(11.2)
Decrease/(increase) in discount related to existing claim liabilities	(4.4)	2.9	(4.8)	(8.6)

Total increase in discount	$(4.6)	$(4.9)	$(7.1)	$(19.8)

Weighted-Average Risk-Free Rates (used for discounting gross claim liability and gross potential recoveries):

January 1, 2010	3.81%
March 31, 2010	4.22%
June 30, 2010	3.88%

11. Long-Term Debt

The composition of our long-term debt at June 30, 2010 and December 31, 2009 was as follows:

(In thousands)	June 30 2010	December 31 2009
7.75% Debentures due June 2011	$160,301	$192,137
5.625% Senior Notes due February 2013	255,330	256,357
5.375% Senior Notes due June 2015	249,750	249,728

	$665,381	$698,222

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

During the first quarter of 2010, we repurchased $31.9 million of outstanding principal of our 7.75% Debentures due in June 2011 at an average purchase price of approximately $0.92 per dollar of principal. We recorded a gain of $2.5 million on these repurchases, which is included in net (losses) gains on other financial instruments on our condensed consolidated statements of operations.

12. Comprehensive (Loss) Income

Our total comprehensive (loss) income, as calculated per the accounting standard regarding reporting comprehensive income, was as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net (loss) income, as reported	$(475,080)	$231,875	$(785,435)	$14,438
Other comprehensive income (loss) (net of tax)
Net unrealized gains on investments	2,701	22,919	19,486	50,214
Unrealized foreign currency translation adjustment	(1,980)	6,146	(4,433)	2,215

Comprehensive (loss) income	$(474,359)	$260,940	$(770,382)	$66,867

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

For federal income tax purposes, we have approximately $1,871.7 million of net operating loss carryforwards as of June 30, 2010. To the extent not utilized, the net operating loss carryforwards will expire during tax years 2028 through 2030. To protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules, our board of directors and stockholders have adopted certain tax benefit preservation measures, including an amendment to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.

As of June 30, 2010, we have a deferred tax asset (“DTA”) in the amount of $815.7 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryback and carryforward periods provided under the tax law. Among the more significant positive evidence that we considered in determining the amount of valuation allowance needed is a viable tax planning strategy, which we began to implement during 2009, of reallocating the investment portfolio from tax exempt securities to securities that provide fully taxable interest.

As of June 30, 2010, a valuation allowance of approximately $10.3 million was recorded within our $815.7 million net DTA related to certain state NOLs. These state NOLs were generated by our operating subsidiaries and, due to limitations imposed upon the utilization of such NOLs among the various state jurisdictions, it is not more likely than not that these NOLs will be fully utilized during the applicable carryback or carryforward periods.

14. Recent Accounting Pronouncements

We adopted the accounting standards updates regarding accounting for transfers of financial assets and improvements to financial reporting by enterprises involving VIEs that became effective on January 1, 2010, as detailed in Note 5.

In March 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding derivatives and hedging. This update clarifies how to determine whether embedded credit derivatives, including those interests held in collateralized debt obligations and synthetic collateralized debt obligations, should be bifurcated and accounted for separately. This update is effective for fiscal quarters beginning after June 15, 2010. Management is currently evaluating the impact that may result from the adoption of this standard.

15. Selected Financial Information of Registrant—Radian Group

The following is selected financial information for Radian Group:

(In thousands)	June 30 2010	December 31 2009
Investment in subsidiaries, at equity in net assets	$2,357,847	$2,896,852
Total assets	3,190,773	3,088,677
Long-term debt	665,381	698,222
Total liabilities	1,411,144	1,083,683
Total stockholders’ equity	1,779,629	2,004,994
Total liabilities and stockholders’ equity	3,190,773	3,088,677

16. Commitments and Contingencies

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which was granted on April 9, 2009. Plaintiffs filed an amended complaint on July 10, 2009. On May 3, 2010, the court granted our motion to dismiss the amended complaint and dismissed this case with prejudice.

In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case, which was granted on July 16, 2009, dismissing the complaint without prejudice. The plaintiffs filed an amended complaint on August 17, 2009. On May 26, 2010, the court granted our motion to dismiss, dismissing this case with prejudice.

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

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. Certain of our current and former employees and directors have provided voluntary testimony in this matter. We believe that the investigation generally relates to the previously proposed merger of Radian Group with MGIC Investment Corporation (“MGIC”) and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. This matter is ongoing and no assurance can be given that the SEC will not recommend an enforcement action against us or one or more of our current and former employees or directors.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, would increase our current tax liability by approximately $128 million, in addition to any associated penalties and interest. We have appealed these proposed adjustments with the IRS Office of Appeals and have made “qualified deposits” with the U.S. Department of the Treasury of approximately $89 million to avoid the accrual of the associated above-market-rate interest. Although we disagree with and are contesting the adjustments proposed by the IRS with respect to the 2000 through 2007 tax years, and believe that our income and loss from these investments were properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the applicable periods, there can be no assurance that we will prevail in opposing the additional tax liability, interest or penalties with respect to this investment. The overall appeals process may take some time, and a final resolution may not be reached until a date many months into the future. Additionally, although we believe, after discussions with outside counsel about the issues raised in the examination and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result, if the outcome of this matter results in a liability that differs materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs or the rating agencies. Under Texas insurance regulations, to be an authorized reinsurer, our subsidiary, Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas had statutory surplus of $23.6 million as of June 30, 2010. In connection with a financial examination of CMAC of Texas by the Texas Department of Insurance (“TXDOI”) for the January 1, 2007 through December 31, 2008 period, the TXDOI examiners notified us that they do not agree with our statutory accounting treatment pertaining to the proposed tax adjustments resulting from the IRS examination of Radian Group’s 2000 through 2004 tax years. The TXDOI examiners have proposed a reduction to CMAC of Texas’s statutory surplus of approximately $128 million and, if such adjustment is sustained, CMAC of Texas would require additional capital support to maintain the minimum $20 million statutory surplus. We intend to appeal the proposed adjustment. While we disagree with the TXDOI’s proposed adjustment to CMAC of Texas’s statutory surplus, and believe that our accounting treatment pertaining to these issues will ultimately prevail, we can give no assurance that we will not be required to provide the additional capital support required. In addition, due to the disagreement regarding the statutory accounting treatment for these issues, CMAC of Texas has not been able to file its annual audited statutory financial statements, which were due on June 30, 2010. The TXDOI has informed us that it does not plan to take any action at this time with regard to CMAC of Texas not being in compliance with this filing requirement. However, given our current non-compliance, we believe the TXDOI could revoke or restrict CMAC of Texas’s ability to write new intercompany reinsurance at any time. Because CMAC of Texas provides reinsurance to Radian Guaranty, any such action could have a significant negative impact on Radian Guaranty’s ability to write new mortgage insurance business and potentially harm the value of our mortgage insurance franchise.

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities (“MBS”)). To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $200.6 million of remaining credit exposure.

Under change of control agreements with certain of our officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $17.0 million as of June 30, 2010. In addition, in the event of a change of control of Radian Group under our 2008 long term cash-based incentive plans, we would be required to pay approximately $21.4 million to plan participants as of June 30, 2010.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $65.0 million in alternative investments ($23.1 million of unfunded commitments at June 30, 2010) that are primarily private equity securities. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

of the liabilities of the company (our share represents approximately $86 million as of December 31, 2009), if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. The company is currently in compliance with Brazilian minimum capital requirements, although its ability to write new business may be limited.

We also utilize letters of credit to back assumed reinsurance contracts, and medical insurance policies. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at June 30, 2010 and December 31, 2009 were $2.4 million and $2.5 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss. In the first half of 2010, we paid losses related to contract underwriting remedies of approximately $2.3 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or the current economic uncertainty may expose the mortgage insurance business to an increase in such costs. In the first half of 2010, our provision for contract underwriting expenses was approximately $1.7 million and our reserve for contract underwriting obligations at June 30, 2010, was $2.7 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

In December 2009, we entered into incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these new agreements is $8.4 million, which is to be recorded in 2010 through 2012.

17. Capital Stock Offering

On May 11, 2010, we sold 50 million newly issued shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $526 million, after deducting underwriters’ discounts and offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2009 for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward-Looking Statements-Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and this Quarterly Report on Form 10-Q for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner.

Business Summary

We are a credit enhancement company with a primary strategic focus on domestic first-lien residential mortgage insurance. Our business segments are mortgage insurance, financial guaranty and financial services.

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We have provided these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae together as “Government Sponsored Enterprises” or “GSEs.”

Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages (“first-liens”). At June 30, 2010, primary insurance on first-liens made up approximately 92.8% of our total first-lien insurance risk in force, and pool insurance on first-liens made up approximately 7.2% of our total first-lien insurance risk in force. Currently, our main business focus is traditional primary mortgage insurance on first-liens.

Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, in the past we have used Radian Insurance or Amerin Guaranty to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages (“second-liens”), credit enhancement on net interest margin securities (“NIMS”), credit default swaps (“CDS”) on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional” or “other risk”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008.

Reduction of Legacy Risk.    Beginning in 2009, we began pursuing opportunities to reduce our legacy mortgage insurance portfolio and non-traditional mortgage insurance risk in force. We executed upon this strategy through a series of commutations, transaction settlements and terminations, including the following notable transactions in the first half of 2010:

•

In January 2010, we settled with a counterparty on approximately $21 million of second-lien risk in force for a payment of $11.8 million. We recorded a reduction in our reserve for losses in the fourth quarter of 2009 related to this termination.

•

In the first quarter of 2010, we paid $80 million to terminate $102 million of modified pool risk in force. Since the existing aggregate loss reserves for this transaction were $89 million, this termination resulted in approximately $9 million of pre-tax income. Modified pool insurance is included in our primary insurance in force, therefore, this transaction had the effect of reducing our primary insurance in force by $2.6 billion, and reduced our primary delinquency count by 4,429.

•

In the first half of 2010, we terminated certain captive reinsurance arrangements, resulting in a small payment to us from the captive trust accounts in excess of our ceded loss recoverable for these transactions. These amounts are accounted for as claims recoveries.

•

In the first half of 2010, we purchased approximately $67 million face value of NIMS bonds that we insure at a purchase price of $54 million, which approximated the recorded fair value liability for these transactions at December 31, 2009.

Financial Guaranty

Our financial guaranty segment has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty. We also wrote financial guaranty business internationally through Radian Asset Assurance Limited (“RAAL”), an insurance company licensed in the United Kingdom and a subsidiary of Radian Asset Assurance. All of our exposure written through RAAL has now been novated to Radian Asset Assurance or commuted. Consequently, RAAL’s insurance financial strength ratings from Moody’s Investor Service (“Moody’s”) and Standard & Poor’s Rating Service (“S&P”) have been withdrawn and we have placed RAAL into liquidation.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Historically, investors have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation. Market developments, including ratings downgrades of most financial guaranty insurance companies (including Radian Asset Assurance), have significantly reduced the benefits of financial guaranty insurance.

We have provided direct financial guaranty credit protection through the issuance of a financial guaranty insurance policy or a CDS. Both forms of credit enhancement provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing protection through CDS, we have been able to participate in transactions involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires similar underwriting and surveillance.

We have historically offered the following financial guaranty products:

•

Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions, enterprises such as public and private higher education institutions and health care facilities and for project finance and private finance initiative assets in sectors such as airports, education, healthcare and other infrastructure projects;

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

In 2008, in light of market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries by S&P and Moody’s, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Commensurate with this decision, we reduced our financial guaranty operations, including reductions in our workforce. Since 2008, we have also reduced our financial guaranty exposures through commutations in order to eliminate uncertainty and maximize the ultimate capital available for our mortgage insurance business.

Financial Guaranty Exposure Subject to Recapture or Termination.    As a result of ratings downgrades of Radian Asset Assurance, approximately $59.0 billion of our total net par outstanding as of June 30, 2010 (representing 72.6% of financial guaranty’s total net par outstanding), remains subject to recapture or termination at the option of our reinsurance customers, our credit derivative counterparties or other insured parties.

As of June 30, 2010, also as a result of the downgrades of the financial strength ratings of Radian Asset Assurance, the counterparties to most of our financial guaranty transactions currently have the right to terminate these transactions. If all of these counterparties had terminated these transactions as of June 30, 2010, our net par outstanding would have been reduced by $34.5 billion, with a corresponding decrease in unearned premium reserves of $8.9 million and a decrease in the present value of expected future installment premiums of $132.5 million. Net unrealized losses on derivatives and other financial instruments of $691.3 million would also have been reversed had these transactions been terminated. We have no transaction where our counterparty currently has the right to terminate the transaction with settlement on a mark-to-market basis due to the financial strength downgrades.

All of our unaffiliated reinsurance customers have the right to recapture business previously ceded to us due to downgrades of our financial guaranty financial strength ratings. As of June 30, 2010, $24.5 billion of our net assumed par outstanding (included in total net par outstanding) was subject to recapture. If all of this business was recaptured as of June 30, 2010, the pre-tax impact on our financial statements would have been as follows:

Statement of Operations
(In millions)
Decrease in assumed premiums written	$(255.4)

Decrease in net premiums earned	$(30.3)
Increase in change in fair value of derivative instruments	21.4
Decrease in policy acquisition costs	2.4
Decrease in provision for losses	10.4

Increase in pre-tax income	$3.9

Balance Sheet
(In millions)
Decrease in:
Cash	$190.3
Deferred policy acquisition costs	75.3
Accounts and notes receivable	32.3
Derivative assets	1.7
Unearned premiums	225.0
Reserves for losses and loss adjustment expenses (“LAE”)	55.4
Derivative liabilities	23.1

Assuming all of this reinsurance business was recaptured as of June 30, 2010, Radian Asset Assurance’s statutory surplus would have increased by approximately $158 million, primarily as a result of the release of contingency reserves. The net present value of installment premiums on derivative contracts would have decreased by $5.1 million.

Financial Services

At June 30, 2010, our financial services segment consisted solely of our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company which we wrote off completely in 2007 and whose operations are currently in run-off. On May 3, 2010, Radian Guaranty sold its remaining 28.7% equity interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm specializing in charged-off and bankruptcy-plan consumer assets, for approximately $172 million in cash. Radian Guaranty received a $1.5 million dividend from Sherman in the first quarter of 2010, and an additional $28.0 million dividend in April 2010.

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The prolonged downturn in the housing and related credit markets, characterized by a decline in home prices in certain markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. There is a great deal of uncertainty regarding our ultimate loss performance. The possibility that the United States (“U.S.”) economy may not recover from the most recent recession or may reenter a recessionary period following a brief period of stabilization or even growth, the lack of meaningful liquidity in some sectors of the capital and credit markets, the potential for a prolonged period of high unemployment and limited home price appreciation or further depreciation may add further stress on the performance of our insured assets. Conversely, our performance may be positively affected by private and governmental initiatives to support homeowners and to stimulate the U.S. economy, and by a further stabilization of the economy and housing market.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults.    Our first-lien primary default rate at June 30, 2010 was 17.22%, compared to 17.99% at December 31, 2009. Our primary default inventory decreased by 4.1% and 9.2%, respectively, during the second quarter and first half of 2010. Despite this positive trend, which is primarily the result of a decrease in new defaults, an increase in cures and an increase in claims paid, our overall primary default rates continue to remain elevated due to high unemployment and continued weakness in the U.S. housing and mortgage credit markets. Defaults have remained at elevated levels across all our mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. In addition, a slowdown in mortgage foreclosures, and consequently a slowdown in claims submitted to us, has contributed to the high level of our default inventory, mainly due to the foreclosure moratoriums imposed by various government entities and lenders, and due to modification programs for delinquent loans. Overall, the underlying trend of higher defaults continues to be driven by poor performance of our 2005 through 2008 books of business. Based on our projections, we believe that the default level will decrease by the end of 2010 compared to year end 2009, and actual performance for the first six months of 2010 has been consistent with these projections.

•

Loss Provision.    Our mortgage insurance loss provision for the quarter ended June 30, 2010, was negatively impacted by an increase in loss reserve estimates. While our loss reserves were positively impacted in the quarter by a decrease in defaults, our overall reserves increased primarily due to an increase in the rate at which defaults are moving to claim (“default to claim rate”), continued aging of our defaulted loan portfolio, an increase in severity, and the breach of subordination levels for certain pool insurance transactions in which we are in a second loss position. With respect to our default to claim rate, while there has been some slowing in the rate at which later stage defaults move to claim, which we believe is mainly due to the foreclosure moratoriums and loan modification programs discussed above, the overall default to claim rate increased in the second quarter of 2010 due to a reduction in our assumptions related to insurance rescissions and claim denials.

Our mortgage insurance reserve for losses continues to be positively impacted by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud, underwriters negligence or other factors. Our current level of rescissions and denials is significantly higher than historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our efforts to examine more claims. While we expect the level of rescissions and denials to remain elevated, we have begun to experience a modest decrease in our rescission and denial rates, which could continue throughout 2010. See “Risk Factors—Insurance rescissions and claim denials may not continue at the levels we have recently experienced and an increasing number of lender customers are challenging our rescissions and claim denials.”

Total mortgage insurance claims paid in the second quarter of 2010 were $337.3 million, compared to $357.3 million in the first quarter of 2010 and $426.8 million in the fourth quarter of 2009. Claims paid in the first quarter of 2010 include $90.5 million related to the settlement of first- and second-lien transactions. Claims paid in the fourth quarter of 2009 include $197.7 million related to the settlement of first-lien transactions, partially offset by $25.2 million of recoveries related to the termination of captive arrangements. Foreclosure moratoriums and loan modification programs by the U.S. Treasury and certain of our lender-customers aimed at mitigating the current housing downturn have reduced the number of defaults going to claim. We cannot be certain of the ultimate impact of these programs on our business, results of operations, or the timing of this impact. In addition, various government entities and lenders have imposed moratoriums on foreclosures, some of which have been lifted. We expect claims paid to increase during the remainder of 2010, and expect total claims paid in 2010 to be approximately $1.5 billion.

•

Smart Home/Captives.    We have protected against some losses that have occurred and may occur in the future related to riskier primary mortgage insurance products, by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transferred risk to investors in the capital markets. Approximately 3.3% of our primary mortgage insurance risk in force was included in Smart Home transactions at June 30, 2010. Ceded losses recoverable related to Smart Home were $85.3 million at June 30, 2010. In addition to Smart Home, we have transferred a substantial portion of our mortgage insurance risk to captive reinsurance companies affiliated with our lender customers. All of our captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. We expect that some of the captives that are now in run-off will be terminated. Ceded losses recoverable on captive reinsurance transactions were $480.4 million at June 30, 2010.

We have received total cash reinsurance recoveries (including recoveries from terminations) from Smart Home and captive reinsurance arrangements of approximately $261.1 million, since inception. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. We are approaching the maximum amount that we expect to record as recoverables under our Smart Home and captive reinsurance arrangements; therefore, we expect a limited amount of incremental recoverables booked from these arrangements in future years. Most of the actual cash recoveries, however, are expected to be received over the next few years.

•

New Insurance Written.    We wrote $2.7 billion and $4.6 billion of new mortgage insurance in the second quarter and first half of 2010, respectively, representing a decrease of 51.7% and 59.0%, respectively, compared to insurance written in the corresponding periods of 2009. This decrease is mainly the result of our more restrictive underwriting guidelines, the absence of a secondary market for mortgage securitizations (other than the GSEs) and most significantly, increased competition from the Federal Housing Administration (“FHA”), which is currently insuring over 70% of the total mortgage insurance market. We have been more aggressively marketing our product offerings that favorably compete with the FHA in order to gain market share back from the FHA and believe that these efforts have contributed to the increase in our new insurance written in the second quarter of 2010, compared to the first quarter of 2010. While the mortgage insurance industry has made some progress in recapturing business from the FHA in 2010, the FHA’s market share remains historically high, and this competition, in conjunction with the other factors identified above, is likely to continue to negatively impact our new insurance written.

Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, the credit profile of our mortgage insurance portfolio has improved. For 2010 and 2009, almost all of our new business production was categorized as prime business. In addition, Fair Isaac and Company (“FICO”) scores for the borrowers of these insured mortgages have increased, while the loan-to-value (“LTV”) on these mortgages have decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•

Persistency.    The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12 month period, was 81.7% for the 12 months ended June 30, 2010, compared to 87.0% for the 12 months ended June 30, 2009. The persistency rate at June 30, 2010, was impacted by the termination of certain of our mortgage insurance transactions during 2009 and in the first quarter of 2010, as discussed above. We expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

Discontinued Non-Traditional Products

•

NIMS.    Our total principal exposure to NIMS was $267.6 million at June 30, 2010, substantially all of which we expect to result in credit losses. We began paying principal claims on our insured NIMS during 2009 and expect that most claim payments will be made in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of June 30, 2010 was $241.9 million and is recorded as variable interest entity (“VIE”) debt and derivative assets. Our carrying value incorporates the market’s perception of our non-performance risk. The difference between our total expected credit losses and the carrying value of our net liability is $24.4 million and is expected to be recognized over the remaining life of the NIMS as the discount is accreted. As part of our loss mitigation initiatives, during the first half of 2010, we continued to purchase additional NIMS that we guaranteed, which reduced our principal exposure by $66.8 million during the first half of 2010. We expect to continue to pursue the purchase of additional NIMS at a discount throughout the remainder of 2010, which could help to mitigate our ultimate losses.

•

Second-liens.    Our exposure to second-liens was $214.7 million at June 30, 2010, compared to $262.9 million at December 31, 2009. Our second-lien loss reserves decreased during the first half of 2010 by $11.8 million to $31.8 million at June 30, 2010. Our premium deficiency reserve for second-liens decreased during the first half of 2010 by $8.6 million to $16.8 million at June 30, 2010. We had total reserves (comprising loss reserves and premium deficiency reserves) of $48.6 million against our second-lien portfolio, or 22.6% of the total remaining exposure as of June 30, 2010.

•	Mortgage Insurance CDS. During 2009, we terminated all of our domestic mortgage insurance CDS transactions. As a result, we no longer have any exposure to domestic mortgage insurance CDS.

Our exposure to international mortgage insurance CDS at June 30, 2010, consisted of one CDS referencing residential mortgage-backed securities (“RMBS”) related to mortgage loans in the Netherlands. This CDS contains prime, low LTV mortgages. Our exposure to this transaction was approximately $108.8 million as of June 30, 2010, with remaining subordination of $13.5 million. Our insurance covers several tranches in this transaction, which are rated between BBB and AAA, with over half of our exposure in the AAA category. This transaction is performing well, and we do not currently expect to pay claims on this transaction.

Financial Guaranty

•

Net Par Outstanding.    Our financial guaranty net par outstanding was $81.3 billion as of June 30, 2010 compared to $87.4 billion at December 31, 2009. The reduction in net par outstanding during the first half of 2010 was primarily due to negotiated settlements of certain CDOs, counterparties exercising their early termination rights due to our ratings downgrades, prepayments or refundings of public finance transactions, a commutation of reinsurance exposure and the amortization or scheduled maturity of our insured portfolio. In light of our decision in 2008 to discontinue writing new financial guaranty business for the foreseeable future, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to proactively reduce our financial guaranty risk in force.

•

Credit Performance.    The percentage of internally rated AAA credits in our portfolio increased to 42.5% of our net par outstanding at June 30, 2010 from 41.2% at December 31, 2009, while the percentage of internally rated below investment grade (“BIG”) credits increased to 6.3% of our net par outstanding at June 30, 2010 from 5.5% at December 31, 2009. The increase in the percentage of BIG credits was primarily due to credit deterioration in the TruPs, the second-to-pay collateralized loan obligations (“CLO”), and to a lesser extent, the Alternative A (“Alt-A”) RMBS segments of our insured portfolio.

Our directly insured corporate CDO portfolio, representing 84.0% of our total CDO portfolio of $40.1 billion at June 30, 2010, remains highly rated, with 87.0% rated AAA internally, an increase from 81.9% as of December 31, 2009. Only 1.2% of the net par outstanding of our directly insured corporate CDO portfolio was rated BIG internally as of June 30, 2010.

Our portfolio of directly insured TruPs bonds, each directly insured bond representing a senior tranche of a CDO comprised mainly of bank and insurance company TruPs, experienced some deterioration during the first half of 2010, with subordination and interest coverage ratio levels in many of these transactions being reduced by defaults and interest deferrals by issuers of TruPs in the CDO collateral pools. We have begun seeing some stabilization and positive developments in our TruPs CDO collateral pools, such as issuers of TruPs now having greater access to the capital markets and several of the issuers that had previously deferred payments, resuming payments. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our TruPs CDO portfolio.

The mortgage loan collateral underlying each of our four CDOs of commercial mortgage-backed securities (“CMBS”) transactions experienced deterioration during the first half of 2010, and we downgraded two of these transactions in the second quarter of 2010 (our $352.5 million CDO of CMBS transaction was downgraded from AAA to AA internally, and our $430 million CDO of CMBS transaction was downgraded from A+ to BBB internally). As of June 30, 2010, total average delinquencies per transaction in the CMBS collateral pools underlying each of our CDO of CMBS transactions ranged from 7.7% to 9.1%, an increase from 4.7% to 5.8% as of December 31, 2009. In addition, since the inception of the 127 CMBS tranches constituting the collateral for our four CDO of CMBS transactions, Moody’s has downgraded 43 CMBS tranches from Aaa to between Aa1 and Ba1, and S&P has downgraded 76 CMBS tranches from AAA to between AA+ and B, in each case as of June 30, 2010. The performance of our CDO of CMBS transactions is subject to additional risk that the underlying loan collateral cannot be refinanced when due. Approximately 18.4% of the underlying loans are scheduled to come due by the end of June 2014, and an additional 21.9%, 47.9% and 9.5% are scheduled to come due in each one year period ending June 2015, 2016 and 2017, respectively. If such underlying loans cannot be refinanced when due and such loans default, we may be required to pay a principal claim on our insured CDO of CMBS, subject to applicable subordination, if the amount recovered upon the foreclosure of the underlying property or otherwise, is insufficient to cover the defaulted loan balance and related expenses.

Based on recent actual and projected cash flows, we now expect to begin paying claims related to interest shortfalls on our one directly insured CDO of ABS transaction, representing $460.5 million in exposure, early in 2012, and possibly before if the deterioration is worse than projected. Due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we believe that our ultimate principal losses for this transaction will likely be substantially all of our total principal exposure. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our CDO of ABS.

There was some downward ratings migration during the first half of 2010 among the second-to-pay CLOs included in our insured portfolio. As of June 30, 2010, these second-to-pay transactions were rated between AA- and BB+ internally, compared with ratings between AA and A+ internally as of December 31, 2009.

The credit quality of the $579.5 million of net par outstanding of domestic non-CDO RMBS in our financial guaranty insured portfolio also deteriorated in the first half of 2010, primarily due to an increase in the BIG exposure in the $180.1 million Alt-A RMBS portfolio. The Alt-A RMBS portfolio experienced an increase in BIG net par outstanding from 47.4% to 79.8%, and our total BIG net par outstanding to domestic non-CDO RMBS increased from 48.9% of net par outstanding as of December 31, 2009 to 58.9% as of June 30, 2010.

Our public finance portfolio continues to experience stress from the general economic downturn over the past few years and the continuing uncertainty regarding the economic conditions, with the greatest level of stress in the healthcare and long-term care sectors. Although we have seen some stabilization and modest improvement in the performance of our higher education portfolio and some healthcare credits in the portfolio, the outlook for credit performance for the healthcare sector remains challenging, particularly due to uncertainty as to the future of healthcare reform and state and federal funding for healthcare expenditures. We may also experience future credit deterioration and more municipal defaults in our government-related insured credits, as the difficulties experienced by government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations continues to put some municipalities and their public authorities under stress. Notwithstanding these difficulties, the states and municipalities included within our government-related insured credits have generally been able to manage this stress to date. 96.2% of our insured public finance portfolio is rated investment grade (at least BBB-) internally as of June 30, 2010, compared to 96.5% as of December 31, 2009.

Financial Services

As a result of the sale of our remaining interest in Sherman on May 3, 2010, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million and a pre-tax decrease in accumulated comprehensive income of $29.7 million.

Results of Operations

Our financial results for the quarter ended June 30, 2010 were significantly impacted by unrealized losses on our derivative and VIE assets and liabilities that are reported at fair value. These unrealized losses were primarily the result of an improvement in the market’s perception of our non-performance risk, which resulted in a tightening of our CDS spread, and consequently an increase to our fair value liability. Spreads on our corporate CDOs also widened during the quarter, which further increased our fair value liabilities. Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our ultimate net credit loss payments (net of recoveries) with respect to these obligations.

Our estimated credit loss payments presented in the table below, represent our estimate of the present value, net of estimated recoveries, that we expect to pay in claims with respect to our insured credit derivatives and net VIE liabilities. The fair value of these obligations is the fair value at a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction specific conditions and factors that may not be related to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments, include the effects of our non-performance risk, differing assumptions regarding discount rate and future performance, as well as the level of uncertainty in future performance. In the absence of credit losses or an agreed-upon early termination of one or more of these transactions at a loss, unrealized losses related to changes in fair value should reverse before or at the maturity of these obligations. However, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of gains or losses and the reversal of unrealized gains or losses.

The following table summarizes the fair value amounts reflected on our condensed consolidated balance sheet at June 30, 2010, related to these instruments and the present value of our estimated credit loss payments on these instruments.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Trading securities	$—	$88.1	$88.1
Derivative assets	11.3	10.7	22.0
Other assets	—	120.3	120.3

Total assets	11.3	219.1	230.4

Derivative liabilities	—	747.7	747.7
VIE debt-at fair value	253.2	360.1	613.3
Accounts payable and accrued expenses	—	0.7	0.7

Total liabilities	253.2	1,108.5	1,361.7

Total fair value net liabilities	$241.9	$889.4	$1,131.3

Present value of estimated credit loss payments (1)	$261.4	$416.2	$677.6

(1)	Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions where we currently anticipate paying net losses, calculated using a discount rate of approximately 3%, which represents our current investment yield. At an investment yield of 5%, our estimated credit loss payments would decrease by approximately $127.8 million to $549.8 million, primarily related to financial guaranty derivatives and VIEs.

Results of Operations—Consolidated

Quarter and Six Months Ended June 30, 2010 Compared to Quarter and Six Months Ended June 30, 2009

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Net (loss) income	$(475.1)	$231.9	n/m	$(785.4)	$14.4	n/m
Net premiums written—insurance	159.9	161.9	(1.2)%	315.4	318.7	(1.0)%
Net premiums earned—insurance	203.4	193.6	5.1	401.7	404.8	(0.8)
Net investment income	48.6	53.3	(8.8)	94.0	109.5	(14.2)
Change in fair value of derivative instruments	(524.6)	272.3	n/m	(602.6)	(12.1)	n/m
Net (losses) gains on other financial instruments	(5.9)	54.4	n/m	(49.5)	79.5	n/m
Net impairment losses recognized in earnings	—	(0.1)	n/m	(0.1)	(0.9)	(88.9)
Gain on sale of affiliate	34.8	—	n/m	34.8	—	n/m
Other income	(2.1)	3.9	n/m	3.7	8.0	(53.7)
Provision for losses	435.2	132.7	228.0	979.0	459.5	113.1
Provision for premium deficiency	(7.4)	2.2	n/m	(8.6)	(46.0)	(81.3)
Policy acquisition costs	16.8	26.0	(35.4)	31.7	39.9	(20.5)
Other operating expenses	35.2	55.6	(36.7)	100.2	107.2	(6.5)
Interest expense	8.2	12.3	(33.3)	19.1	24.6	(22.4)
Equity in net income of affiliates	6.6	5.1	29.4	14.7	15.7	(6.4)
Income tax (benefit) provision	(252.1)	121.8	n/m	(439.3)	4.9	n/m

n/m – not meaningful

Net (Loss) Income.    We incurred a net loss of $475.1 million and $785.4 million, respectively, for the three and six months ended June 30, 2010, or $4.31 and $8.15 per share (diluted), compared to net income of $231.9 million and $14.4 million, respectively, or $2.82 and $0.18 per share (diluted) for the corresponding periods of 2009. Our results for the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009, reflect the significant negative impact associated with the tightening of Radian Group Inc.’s (“Radian Group”) CDS spread and the widening of spreads on our insured corporate CDO transactions. Also impacting our results for both periods of 2010 was an increase in the provision for losses in our mortgage insurance segment and losses on other financial instruments, compared to gains in 2009. Losses in 2010 were partially offset by a gain recognized on the sale of Sherman and an income tax benefit.

Net Premiums Written and Earned.    Consolidated net premiums written for the three and six months ended June 30, 2010, were $159.9 million and $315.4 million, respectively, compared to $161.9 million and $318.7 million, respectively, for the corresponding periods of 2009. Consolidated net premiums earned for the three and six months ended June 30, 2010, were $203.4 million and $401.7 million, respectively, compared to $193.6 million and $404.8 million, respectively, for the corresponding periods of 2009. Net premiums earned in the mortgage insurance segment increased in 2010 compared to 2009, due to a smaller increase in the accrual for premium refunds related to loan rescissions in 2010, partially offset by a reduction in premiums earned from second-liens and international business. Net premiums earned in the financial guaranty segment declined in 2010 compared to 2009, primarily as a result of the commutation of $9.8 billion in net par outstanding in the second quarter of 2009.

Net Investment Income.    Net investment income was $48.6 million and $94.0 million, respectively, for the three and six months ended June 30, 2010, compared to $53.3 million and $109.5 million, respectively, for the corresponding periods of 2009. This decrease in net investment income in 2010 compared to 2009, was due to a decrease in yields on invested assets, primarily as a result of a significant increase in the allocation of the investment portfolio to short-term investments in anticipation of increasing claim payments in our mortgage insurance segment. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments.    For the three and six months ended June 30, 2010, the change in fair value of derivative instruments was a net loss of $524.6 million and $602.6 million, respectively, compared to a net gain of $272.3 million and a net loss of $12.1 million, respectively, for the corresponding periods of 2009. The components of the (losses) gains included in change in fair value of derivative instruments for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Operations (In millions)	2010	2009	2010	2009
Net premiums earned—derivatives	$12.0	$14.5	$24.1	$29.2
Financial Guaranty credit derivative liabilities	(524.2)	265.8	(608.3)	(2.0)
Financial Guaranty VIE derivative liabilities	(7.5)	—	(10.7)	—
NIMS	(0.3)	(5.2)	(0.5)	(9.5)
Mortgage Insurance domestic and international CDS	(0.4)	(0.1)	(0.4)	(21.5)
Put options on Money Market committed preferred custodial trust securities (“CPS”)	(4.2)	(0.9)	(6.3)	(1.8)
Other	—	(1.8)	(0.5)	(6.5)

Change in fair value of derivative instruments	$(524.6)	$272.3	$(602.6)	$(12.1)

During the three and six months ended June 30, 2010, Radian Group’s five-year CDS spread tightened by 282 basis points and 829 basis points, respectively, which contributed significantly to the unrealized losses experienced during those periods. Additionally, the spreads on our insured corporate CDO transactions widened during the same periods of 2010, resulting in additional unrealized losses for those periods. During the first six months of 2009, our five-year CDS spread tightened; however, the credit spreads on our insured CDOs also tightened, which resulted in a small net loss. During the second quarter of 2009, the effect of the tightening of credit spreads on our insured CDOs exceeded the effect of our five-year CDS spread tightening, resulting in a large net gain.

As a result of the consolidation in 2010 of certain VIEs in which we are the primary beneficiary, amounts which had previously been reported in change in fair value of derivative instruments are currently reported as change in fair value of VIE debt, which is included in net (losses) gains on other financial instruments.

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

	June 30 2010	December 31 2009	June 30 2009	January 1 2009
Radian Group five-year CDS spread	701	1,530	1,598	2,466
(in basis points)

Product (In millions)	Fair Value Liability before Consideration of Non-Performance Risk June 30, 2010	Impact of Non- Performance Risk June 30, 2010	Fair Value Liability Recorded June 30, 2010
Corporate CDOs	$(940.0)	$695.6	$(244.4)
Non-Corporate CDO-related	(1,799.2)	1,175.6	(623.6)
NIMS-related and other	(284.2)	41.9	(242.3)

Total	$(3,023.4)	$1,913.1	$(1,110.3)

Product (In millions)	Fair Value Liability before Consideration of Non-Performance Risk December 31, 2009	Impact of Non- Performance Risk December 31, 2009	Fair Value Liability Recorded December 31, 2009
Corporate CDOs	$(631.5)	$629.0	$(2.5)
Non-Corporate CDO-related	(1,924.8)	1,730.9	(193.9)
NIMS-related and other	(384.5)	108.7	(275.8)

Total	$(2,940.8)	$2,468.6	$(472.2)

Net (Losses) Gains on Other Financial Instruments.    Net losses on other financial instruments for the three and six months ended June 30, 2010, were $5.9 million and $49.5 million, respectively, compared to net gains of $54.4 million and $79.5 million, respectively, for the corresponding periods of 2009. The components of the net (losses) gains on other financial instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2010	2009	2010	2009
Net gains related to change in fair value of hybrid securities and trading securities	$46.5	$45.5	$86.9	$80.2
Net realized gains on investments	13.9	57.3	19.9	41.1
Gain on the repurchase of long-term debt	—	—	2.5	—
Net losses related to realized losses and change in fair value of NIMS VIE debt	(8.1)	(48.4)	(38.8)	(41.8)
Loss related to CPS VIE	(20.7)	—	(21.6)	—
Loss related to change in fair value of Financial Guaranty VIE debt	(37.5)	—	(98.4)	—

Net (losses) gains on other financial instruments	$(5.9)	$54.4	$(49.5)	$79.5

The results for the three and six months ended June 30, 2010 were negatively impacted by losses on financial guaranty VIE debt, resulting from the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. As a result of this adoption, additional VIEs were identified and consolidated, with the related fair value gains (losses) recorded in this line item. Also negatively impacting the results for the three and six months ended June 30, 2010, were net losses related to realized losses and change in fair value of NIMS VIE debt. These losses were primarily caused by a tightening in Radian Group’s CDS spread during the periods, which had the effect of reducing the impact of our non-performance risk adjustment included within the fair value estimate of our VIE debt. Our CDS spreads also tightened during the comparable periods in 2009. We believe the net realized gains and losses in 2010 are more reflective of normal trading activity, compared to 2009 when we made the decision to opportunistically realize gains in the investment portfolio.

Net Impairment Losses Recognized in Earnings.    There was a negligible amount of impairment losses recognized in earnings for the three and six months ended June 30, 2010, compared to $0.1 million and $0.9 million, respectively, for the corresponding periods of 2009. Net impairment losses for 2009 included larger impairments on fixed maturity investments available for sale and equity securities available for sale as compared to 2010 impairments.

Gain on Sale of Affiliate.    The gain on sale of affiliate was $34.8 million for the three and six months ended June 30, 2010, net of transaction related expenses of $1.3 million and a pre-tax decrease in accumulated comprehensive income of $29.7 million. This gain resulted from the sale of our remaining equity interest in Sherman on May 3, 2010.

Other Income.    Other income was $(2.1) million for the three months ended June 30, 2010, and $3.7 million for the six months ended June 30, 2010, compared to $3.9 million and $8.0 million, respectively, for the corresponding periods of 2009. Other income for the three months ended June 30, 2010, was impacted by the reversal of $3.9 million related to the consolidation of VIEs during the first quarter of 2010, which was reclassified to net (losses) gains on other financial instruments during the second quarter of 2010. The decrease in other income, excluding this reclassification, for the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009, is due to a decline in income related to contract underwriting, resulting from the overall decline in mortgage origination volume.

Provision for Losses.    The reserve for losses for the three and six months ended June 30, 2010, was $435.2 million and $979.0 million, respectively, compared to $132.7 million and $459.5 million, respectively, for the corresponding periods of 2009. The provision for losses increased during the first half of 2010 primarily due to an increase in our mortgage insurance provision for losses. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2010 Compared to Quarter and Six Months Ended June 30, 2009—Provision for Losses” below for further information. The increase in the provision for losses for our financial guaranty segment in the first half of 2010 compared to 2009 resulted from the positive impact of a $9.8 billion commutation of net par outstanding in 2009 and general loss development in all financial guaranty lines of business in 2010.

Provision for Premium Deficiency.    The reserve for second-lien premium deficiency decreased by $7.4 million and $8.6 million, respectively, for the three and six months ended June 30, 2010, compared to an increase of $2.2 million in the second quarter of 2009 and a decrease of $46.0 million for the six months ended June 30, 2009. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust the premium deficiency reserve, as necessary, as actual losses are incurred and premiums are received. In the three and six months ended June 30, 2010 and 2009, the reserve for second-lien premium deficiency was impacted by the transfer of premium deficiency reserves to loss reserves and changes in underlying assumptions.

Policy Acquisition Costs.    Policy acquisition costs were $16.8 million and $31.7 million, respectively, for the three and six months ended June 30, 2010, compared to $26.0 million and $39.9 million, respectively, for the corresponding periods of 2009. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated at least quarterly. The total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. During 2010, we updated our loss estimates in our mortgage insurance segment, which resulted in an increase in the amortization of policy acquisition costs in both the three and six month periods ended June 30, 2010. Policy acquisition costs in our financial guaranty segment were higher in 2009 compared to 2010, primarily due to the second quarter commutation of $9.8 billion of financial guaranty net par outstanding, which resulted in our accelerating $8.9 million of policy acquisition costs and reducing the base asset to be amortized.

Other Operating Expenses.    Other operating expenses were $35.2 million and $100.2 million, respectively, for the three and six months ended June 30, 2010 compared to $55.6 million and $107.2 million, respectively, for the corresponding periods of 2009. The decrease in other operating expenses for the three months ended June 30, 2010, compared to the same period in 2009 is primarily due to a decrease in salary related compensation costs and compensation related to incentive plans, including cash-settled equity awards, which are correlated to changes in our stock price. During the six month period ended June 30, 2010, we experienced declines in salary related compensation costs and audit and legal fees, as compared to the same periods of 2009, partially offset by an increase in bonus and compensation expense related to incentive plans.

Interest Expense.    Interest expense was $8.2 million and $19.1 million, respectively, for the three and six months ended June 30, 2010, compared to $12.3 million and $24.6 million, respectively, for the corresponding periods of 2009. These amounts reflect interest on our long-term debt and in 2009, interest on our revolving credit facility. In January 2010 and August 2009, we repurchased approximately $31.9 million and $57.7 million, respectively, of outstanding principal amount of our 7.75% debentures due June 2011. Also, on August 6, 2009, we terminated our revolving credit facility and paid down the remaining balance of $100 million. All of these transactions reduced our interest expense in 2010.

Equity in Net Income of Affiliates.    Equity in net income of affiliates was $6.6 million and $14.7 million, respectively, for the three and six months ended June 30, 2010, compared to $5.1 million and $15.7 million, respectively, for the corresponding periods of 2009. For more information, see “Results of Operations—Financial Services” below.

Income Tax (Benefit) Provision.    We recorded an income tax benefit of $252.1 million and $439.3 million, respectively, for the three and six months ended June 30, 2010, compared to an income tax provision of $121.8 million and $4.9 million, respectively, for the corresponding periods of 2009. The consolidated effective tax rate was 34.7% and 35.9%, for the three and six months ended June 30, 2010, compared to 34.4% and 25.2% for the corresponding periods of 2009. The effective tax rates for the three and six months ended June 30, 2010 and 2009 were mainly impacted by tax-exempt interest income, state and foreign taxes, and tax expense relating to uncertain tax positions.

Results of Operations—Mortgage Insurance

Quarter and Six Months Ended June 30, 2010 Compared to Quarter and Six Months Ended June 30, 2009

The following table summarizes our mortgage insurance segment’s results of operations for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Net (loss) income	$(152.5)	$13.0	n/m	$(389.1)	$(75.8)	n/m
Net premiums written—insurance	167.9	154.9	8.4%	324.9	316.9	2.5%
Net premiums earned—insurance	180.0	170.0	5.9	357.3	347.9	2.7
Net investment income	28.5	32.3	(11.8)	54.9	63.6	(13.7)
Change in fair value of derivative instruments	(1.3)	(6.5)	(80.0)	(1.1)	(35.1)	(96.9)
Net gains on other financial instruments	26.5	12.6	110.3	25.1	25.7	(2.3)
Net impairment losses recognized in earnings	—	(0.1)	—	(0.1)	(0.8)	(87.5)
Other income	1.6	3.8	(57.9)	3.4	7.6	(55.3)
Provision for losses	427.6	142.8	199.4	956.7	464.5	106.0
Provision for premium deficiency	(7.4)	2.2	n/m	(8.6)	(46.0)	(81.3)
Policy acquisition costs	12.1	7.9	53.2	22.6	13.6	66.2
Other operating expenses	25.6	35.6	(28.1)	71.9	71.3	0.8
Interest expense	1.6	2.6	(38.5)	3.7	8.3	(55.4)
Income tax (benefit) provision	(71.8)	8.0	n/m	(217.6)	(27.1)	n/m

n/m – not meaningful

Net (Loss) Income.    Our mortgage insurance segment’s net loss for the three and six months ended June 30, 2010, was $152.5 million and $389.1 million, respectively, compared to net income of $13.0 million and a net loss of $75.8 million, respectively, for the corresponding periods of 2009. The significant decrease in net income for the three and six months ended June 30, 2010 compared to 2009, was a result of the significant increase in the provision for losses, partially offset by a decrease in the loss in change in fair value of derivative instruments and an income tax benefit.

Net Premiums Written and Earned.    Net premiums written for the three and six months ended June 30, 2010, were $167.9 million and $324.9 million, respectively, compared to $154.9 million and $316.9 million, respectively, for the corresponding periods of 2009. The increase in premiums written for both the three and six months ended June 30, 2010, as compared to the same periods of 2009, is due primarily to decreases in ceded premiums resulting from the termination of captive arrangements and the run-off of existing captives. This increase in premiums written was partially offset by a decrease in direct premiums written due primarily to more restrictive underwriting guidelines and increased competition from the FHA. Net premiums earned for the three and six months ended June 30, 2010, were $180.0 million and $357.3 million, respectively, compared to $170.0 million and $347.9 million, respectively, for the corresponding periods of 2009. Net premiums earned increased in 2010 due to a smaller increase in the accrual for premium refunds related to loan rescissions compared to 2009, partially offset by a reduction in premiums from second-liens and international business.

The following table provides additional information related to premiums written and earned for the three and six month periods indicated (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Premiums written
Primary and Pool Insurance	$167,250	$153,278	$324,663	$314,692
Second-lien	734	829	279	743
International	(75)	812	(1)	1,443

Total premiums written—insurance	$167,909	$154,919	$324,941	$316,878

Premiums earned
Primary and Pool Insurance	$176,622	$164,641	$350,734	$335,188
Second-lien	734	2,149	1,245	3,385
International	2,636	3,257	5,352	9,357

Total premiums earned—insurance	$179,992	$170,047	$357,331	$347,930

Smart Home
Ceded premiums written	$2,529	$2,868	$4,851	$5,559
Ceded premiums earned	$2,529	$2,868	$4,851	$5,559

Net Investment Income.    Net investment income for the three and six months ended June 30, 2010, was $28.5 million and $54.9 million, respectively, compared to $32.3 million and $63.6 million, respectively, for the corresponding periods of 2009. The decrease in net investment income in 2010 as compared to 2009, reflects a decrease in yields related to invested assets as a result of a reallocation of our investment portfolio to shorter term investments in anticipation of future claim payments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments.    The change in fair value of derivative instruments was a loss of $1.3 million and $1.1 million, respectively, for the three and six months ended June 30, 2010, compared to losses of $6.5 million and $35.1 million, respectively, for the corresponding periods of 2009. The increase in change in fair value of derivative instruments in 2010, compared to 2009, was primarily due to the termination of all of our domestic CDS transactions in the second quarter of 2009.

The components of the (losses) gains included in change in fair value of derivative instruments for our mortgage insurance segment are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2010	2009	2010	2009
Net premiums earned—derivatives	$0.2	$0.6	$0.3	$1.6
NIMS	(0.3)	(5.2)	(0.5)	(9.5)
Mortgage Insurance domestic and international CDS	(0.4)	(0.1)	(0.4)	(21.5)
Other	(0.8)	(1.8)	(0.5)	(5.7)

Change in fair value of derivative instruments	$(1.3)	$(6.5)	$(1.1)	$(35.1)

Prior to June 30, 2009, all of our NIMS transactions were not consolidated, and the change in the fair value of certain NIMS assets and liabilities was reflected in the change in fair value of derivative instruments. At June 30, 2010 and 2009, all of the NIMS transactions were consolidated, and the change in fair value of the NIMS VIE debt was recorded in net gains on other financial instruments.

Net Gains on Other Financial Instruments.    Net gains on other financial instruments in our mortgage insurance business were $26.5 million and $25.1 million, respectively, for the three and six months ended June 30, 2010, compared to $12.6 million and $25.7 million, respectively, for the corresponding periods of 2009. The components of the net gains on other financial instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2010	2009	2010	2009
Net gains related to change in fair value of hybrid securities and trading securities	$23.4	$41.3	$48.0	$66.6
Net realized gains on investments	11.2	19.7	15.4	0.9
Gain on the repurchase of long-term debt	—	—	0.5	—
Net losses related to realized losses and change in fair value of NIMS VIE debt	(8.1)	(48.4)	(38.8)	(41.8)

Net gains on other financial instruments	$26.5	$12.6	$25.1	$25.7

The results for the three and six months ended June 30, 2010 were negatively impacted by net losses related to realized losses and change in fair value of NIMS VIE debt. These losses were primarily caused by a tightening in Radian Group’s CDS spread during these periods, which had the effect of reducing the impact of our non-performance risk adjustment included within the fair value estimate of our VIE debt. Our CDS spreads also tightened during the comparable periods in 2009.

Net Impairment Losses Recognized in Earnings.    There was a negligible amount of impairment losses recognized in earnings for the three and six months ended June 30, 2010, compared to $0.1 million and $0.8 million, respectively, for the corresponding periods of 2009. Net impairment losses for the six months ended June 30, 2009, included larger impairments on fixed maturity investments available for sale and equity securities available for sale as compared to impairments during the six months ended June 30, 2010.

Other Income.    Other income for the three and six months ended June 30, 2010, was $1.6 million and $3.4 million, respectively, compared to $3.8 million and $7.6 million, respectively, for the corresponding periods of 2009. The decrease in other income for the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009, is due to a decline in income related to contract underwriting resulting from the overall decline in mortgage origination volume.

Provision for Losses.    The provision for losses for the three and six months ended June 30, 2010, was $427.6 million and $956.7 million, respectively, compared to $142.8 million and $464.5 million, respectively, for the corresponding periods of 2009. Our mortgage insurance provision for losses for the six months ended June 30, 2010, was negatively impacted by an increase in loss reserve estimates. While our loss reserves were positively impacted by a decrease in defaults, our overall reserves increased primarily due to an increase in the default to claim rate, continued aging of our defaulted loan portfolio, an increase in severity, and the breach of subordination levels for certain pool insurance transactions in which we are in a second loss position. With respect to our default to claim rate, while there has been some slowing in the rate at which later stage defaults move to claim, which we believe is mainly due to the foreclosure moratoriums and loan modification programs, the overall default to claim rate increased in the second quarter of 2010 due to a reduction in our assumptions related to insurance rescissions and claim denials. Also, in the first quarter of 2010, we refined the component of our loss reserving estimate relating to severity on defaults and pending claims, by replacing average severities for similar loan groups with a more specific loan-level input. This refinement contributed significantly to the reserve increase for the six months ended June 30, 2010.

Our provision for losses for 2009 includes the effect of increased levels of estimated insurance rescissions and claim denials, which resulted in a lower default to claim rate used as compared to historical levels in determining our loss reserve estimate. Our projected default to claim rate for the default portfolio (net of denials and rescissions) was 46% at December 31, 2008, 36% at December 31, 2009 and 38% at June 30, 2010.

The following table reflects the impact to the provision for losses from the change in estimated rescissions and denials included in our loss reserve estimates for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2010	2009	2010	2009
Provision for losses—increase (decrease)	$255.0	$(434.0)	$262.0	$(776.0)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2010	2009	2010	2009
First loss position (1)	$127.0	$95.8	$283.7	$174.9
Second loss position (2)	76.5	128.2	196.3	205.1

Total first-lien claims submitted for payment that were rescinded or denied	$203.5	$224.0	$480.0	$380.0

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.
(2)	Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

These amounts include a small amount of submitted claims that were subsequently withdrawn by the insured. We believe that the elevated levels of insurance rescissions and claim denials and the elevated levels of defaults are related, and are primarily the result of underwriting deficiencies which existed during 2005 through 2008.

The following table shows the cumulative denial and rescission rates as of June 30, 2010 on our first-lien portfolio in the quarter the claims were received for the periods indicated:

	Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Structured	Q1 2008	16.6%	100%
	Q2 2008	16.9%	100%
	Q3 2008	23.2%	100%
	Q4 2008	28.5%	99%
	Q1 2009	30.3%	98%
	Q2 2009	30.1%	96%
	Q3 2009	26.7%	93%
	Q4 2009	14.1%	75%

Flow	Q1 2008	8.5%	100%
	Q2 2008	10.0%	100%
	Q3 2008	16.8%	99%
	Q4 2008	16.4%	99%
	Q1 2009	20.3%	97%
	Q2 2009	20.7%	95%
	Q3 2009	17.5%	91%
	Q4 2009	12.2%	73%

Total	Q1 2008	12.4%	100%
	Q2 2008	13.5%	100%
	Q3 2008	19.8%	99%
	Q4 2008	22.1%	99%
	Q1 2009	25.1%	97%
	Q2 2009	25.3%	95%
	Q3 2009	21.4%	92%
	Q4 2009	12.8%	74%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of June 30, 2010) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.
(2)	For each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the first and second quarters of 2010, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

Provision for Premium Deficiency.    The reserve for second-lien premium deficiency decreased by $7.4 million and $8.6 million, respectively, in the three and six months ended June 30, 2010, compared to an increase of $2.2 million in the second quarter of 2009 and a decrease of $46.0 million for the six months ended June 30, 2009. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust a premium deficiency reserve, if necessary, as actual losses are incurred and premiums received. In the three and six months ended June 30, 2010 and 2009, the reserve for second-lien premium deficiency was impacted by the transfer of premium deficiency reserves to loss reserves and updates to our underlying assumptions. In the first quarter of 2009, we terminated certain second-lien transactions at less than our loss estimate, which had the effect of reducing our premium deficiency reserve and positively impacted our results for the first half of 2009. See “Critical Accounting Policies—Reserve for Premium Deficiency” below for a description of our reserving process.

Policy Acquisition Costs.    Policy acquisition costs were $12.1 million and $22.6 million, respectively, for the three and six month periods ended June 30, 2010, compared to $7.9 million and $13.6 million, respectively, for the corresponding periods of 2009. The increase in policy acquisition costs in the three and six months ended June 30, 2010 resulted from an increase in our estimated loss rate assumptions which resulted in an acceleration of amortization.

Other Operating Expenses.    Other operating expenses were $25.6 million and $71.9 million, respectively, for the three and six month periods ended June 30, 2010 compared to $35.6 million and $71.3 million, respectively, for the corresponding periods of 2009. The decrease in other operating expenses for the three months ended June 30, 2010 as compared to the same period of 2009 was primarily due to a decrease in compensation expense related to incentive plans, including cash-settled equity awards, which are correlated to our stock price. Other operating expenses increased slightly for the six months ended June 30, 2010 as compared to the corresponding period of 2009, due to an increase in compensation expenses correlated to our stock price, which was partially offset by a decrease in audit and legal fees. Contract underwriting expenses for the three and six month periods ended June 30, 2010, including the impact of reserves for contract underwriting remedies, were $1.4 million and $3.1 million, respectively, compared to $4.0 million and $9.5 million, respectively, for the corresponding periods of 2009. The decrease in contract underwriting expenses in 2010 resulted from a decline in mortgage origination volume. During the first half of 2010, loans underwritten via contract underwriting for flow business accounted for 19.3% of applications, 17.3% of commitments for insurance and 15.1% of insurance certificates issued, compared to 15.0%, 12.9% and 12.3%, respectively, for the first half of 2009.

Interest Expense.    Interest expense for the three and six months ended June 30, 2010 was $1.6 million and $3.7 million, respectively, compared to $2.6 million and $8.3 million, respectively, for the corresponding periods of 2009. Both periods include an allocation to the mortgage insurance segment of interest on our long-term debt based on allocated capital, which has decreased for the mortgage insurance segment relative to the financial guaranty segment.

Income Tax Benefit (Provision).    We recorded an income tax benefit of $71.8 million and $217.6 million, respectively, for the three and six months ended June 30, 2010, representing an effective tax rate of 32.0% and 35.9%, respectively. For the three and six months ended June 30, 2009, we recorded an income tax provision of $8.0 million and an income tax benefit of $27.1 million, respectively. The effective tax rate was 37.9% and 26.4%, respectively, for the three and six months ended June 30, 2009. The difference between the effective tax rate and the statutory tax rate of 35% is mainly related to tax-exempt interest income, state and foreign taxes, and tax expense relating to uncertain tax positions for the three and six months ended June 30, 2010 and 2009.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	June 30 2010		March 31 2010		June 30 2009
	($ in millions)
Primary new insurance written (“NIW”)
Flow	$2,654	100.0%	$1,897	100.0%	$5,499	100.0%

Total Primary	$2,654	100.0%	$1,897	100.0%	$5,499	100.0%

Total
Prime	$2,653	100.0%	$1,896	99.9%	$5,492	99.9%
Alt-A	—	—	—	—	1	—
A minus and below	1	—	1	0.1	6	0.1

Total Primary	$2,654	100.0%	$1,897	100.0%	$5,499	100.0%

	Six Months Ended
	June 30 2010		June 30 2009
	($ in millions)
Primary new insurance written
Flow	$4,551	100.0%	$11,109	100.0%

Total Primary	$4,551	100.0%	$11,109	100.0%

Total
Prime	$4,549	100.0%	$11,089	99.8%
Alt-A	—	—	10	0.1
A minus and below	2	—	10	0.1

Total Primary	$4,551	100.0%	$11,109	100.0%

	Three Months Ended
	June 30 2010		March 31 2010		June 30 2009
	($ in millions)
Total Primary New Insurance Written by FICO (a) Score
Total
>=740	$2,100	79.1%	$1,461	77.0%	$4,009	72.9%
680-739	552	20.8	435	22.9	1,402	25.5
620-679	2	0.1	1	0.1	87	1.6
<=619	—	—	—	—	1	—

Total Primary	$2,654	100.0%	$1,897	100.0%	$5,499	100.0%

(a)	FICO credit scoring model.

	Three Months Ended
	June 30 2010		March 31 2010		June 30 2009
Percentage of primary new insurance written
Refinances		22%		35%		46%
95.01% LTV (b) and above		0.2%		0.5%		<1%
Adjustable Rate Mortgages (“ARMs”)
Less than five years		0.2%		<1%		<1%
Five years and longer		7.0%		5.1%		<1%

Primary risk written ($ in millions)
Flow	$641	100.0%	$429	100.0%	$1,178	100.0%

Total	$641	100.0%	$429	100.0%	$1,178	100.0%

(b)	LTV ratios: The ratio of the original loan amount to the original value of the property.

	Six Months Ended
	June 30 2010		June 30 2009
	($ in millions)
Total primary new insurance written by FICO score
Total
>=740	$3,561	78.2%	$7,894	71.1%
680-739	987	21.7	2,991	26.9
620-679	3	0.1	223	2.0
<=619	—	—	1	—

Total Primary	$4,551	100.0%	$11,109	100.0%

Percentage of primary new insurance written
Refinances		27%		47%
95.01% LTV and above		0.4%		<1%
ARMs
Less than five years		0.1%		<1%
Five years and longer		6.2%		<1%

Primary risk written ($ in millions)
Flow	$1,070	100.0%	$2,374	100.0%

Total	$1,070	100.0%	$2,374	100.0%

	June 30 2010		March 31 2010		June 30 2009
	($ in millions)
Primary insurance in force
Flow	$118,486	86.3%	$119,943	86.1%	$123,412	79.5%
Structured	18,799	13.7	19,419	13.9	31,845	20.5

Total Primary	$137,285	100.0%	$139,362	100.0%	$155,257	100.0%

Prime	$108,488	79.0%	$109,404	78.5%	$113,749	73.3%
Alt-A	19,580	14.3	20,396	14.6	30,918	19.9
A minus and below	9,217	6.7	9,562	6.9	10,590	6.8

Total Primary	$137,285	100.0%	$139,362	100.0%	$155,257	100.0%

Modified pool insurance in force (1)
Prime	$722	11.4%	$705	10.8%	$2,972	16.8%
Alt-A	5,441	86.2	5,681	86.7	14,409	81.6
A minus and below	152	2.4	164	2.5	279	1.6

Total modified pool	$6,315	100.0%	$6,550	100.0%	$17,660	100.0%

Primary risk in force
Flow	$29,188	89.4%	$29,542	89.2%	$30,574	87.7%
Structured	3,477	10.6	3,586	10.8	4,272	12.3

Total Primary	$32,665	100.0%	$33,128	100.0%	$34,846	100.0%

Flow
Prime	$24,615	84.3%	$24,783	83.9%	$25,269	82.7%
Alt-A	2,873	9.9	2,996	10.1	3,372	11.0
A minus and below	1,700	5.8	1,763	6.0	1,933	6.3

Total Flow	$29,188	100.0%	$29,542	100.0%	$30,574	100.0%

Structured
Prime	$1,926	55.4%	$1,977	55.1%	$2,231	52.2%
Alt-A	945	27.2	981	27.4	1,340	31.4
A minus and below	606	17.4	628	17.5	701	16.4

Total Structured	$3,477	100.0%	$3,586	100.0%	$4,272	100.0%

Total
Prime	$26,541	81.2%	$26,760	80.8%	$27,500	78.9%
Alt-A	3,818	11.7	3,977	12.0	4,712	13.5
A minus and below	2,306	7.1	2,391	7.2	2,634	7.6

Total Primary	$32,665	100.0%	$33,128	100.0%	$34,846	100.0%

	June 30 2010		March 31 2010		June 30 2009
	($ in millions)
Modified pool risk in force (1)
Prime	$77	16.8%	$76	16.1%	$152	18.2%
Alt-A	362	79.2	377	79.9	659	78.9
A minus and below	18	4.0	19	4.0	24	2.9

Total modified pool	$457	100.0%	$472	100.0%	$835	100.0%

(1)	Included in primary insurance amounts.

	June 30 2010		March 31 2010		June 30 2009
	($ in millions)
Total Primary Risk in Force by FICO Score
Flow
>=740	$10,712	36.7%	$10,561	35.7%	$10,225	33.4%
680-739	10,354	35.5	10,572	35.8	11,152	36.5
620-679	6,878	23.6	7,119	24.1	7,780	25.5
<=619	1,244	4.2	1,290	4.4	1,417	4.6

Total Flow	$29,188	100.0%	$29,542	100.0%	$30,574	100.0%

Structured
>=740	$956	27.5%	$982	27.4%	$1,153	27.0%
680-739	1,061	30.5	1,091	30.4	1,349	31.6
620-679	901	25.9	934	26.1	1,125	26.3
<=619	559	16.1	579	16.1	645	15.1

Total Structured	$3,477	100.0%	$3,586	100.0%	$4,272	100.0%

Total
>=740	$11,668	35.7%	$11,543	34.9%	$11,378	32.7%
680-739	11,415	35.0	11,663	35.2	12,501	35.9
620-679	7,779	23.8	8,053	24.3	8,905	25.6
<=619	1,803	5.5	1,869	5.6	2,062	5.8

Total Primary	$32,665	100.0%	$33,128	100.0%	$34,846	100.0%

Percentage of primary risk in force
Refinances	31%		31%		31%
95.01% LTV and above	20%		20%		21%
ARMs
Less than five years	7%		7%		8%
Five years and longer	8%		8%		9%

	June 30 2010		March 31 2010		June 30 2009
	($ in millions)
Total primary risk in force by LTV
85.00% and below	$3,051	9.3%	$3,117	9.4%	$3,608	10.4%
85.01% to 90.00%	12,355	37.8	12,440	37.6	12,709	36.5
90.01% to 95.00%	10,737	32.9	10,829	32.7	11,195	32.1
95.01% and above	6,522	20.0	6,742	20.3	7,334	21.0

Total Primary	$32,665	100.0%	$33,128	100.0%	$34,846	100.0%

Total primary risk in force by policy year
2005 and prior	$8,936	27.4%	$9,325	28.1%	$10,576	30.3%
2006	4,055	12.4	4,209	12.7	4,807	13.8
2007	8,867	27.1	9,160	27.7	10,091	29.0
2008	6,398	19.6	6,576	19.8	7,054	20.2
2009	3,363	10.3	3,436	10.4	2,318	6.7
2010	1,046	3.2	422	1.3	—	—

Total Primary	$32,665	100.0%	$33,128	100.0%	$34,846	100.0%

	June 30 2010		March 31 2010		June 30 2009
	($ in millions)
Pool risk in force
Prime	$1,867	73.5%	$1,882	72.7%	$1,997	70.3%
Alt-A	179	7.0	192	7.4	287	10.1
A minus and below	495	19.5	515	19.9	557	19.6

Total pool risk in force	$2,541	100.0%	$2,589	100.0%	$2,841	100.0%

	June 30 2010	March 31 2010	June 30 2009
	(In millions)
Other risk in force
Second-lien
1st loss	$129	$138	$223
2nd loss	86	89	131
NIMS	268	292	418
International
1st loss-Hong Kong primary mortgage insurance	185	222	358
Reinsurance	—	—	171
CDS	109	120	3,247

Total other risk in force	$777	$861	$4,548

	June 30 2010	March 31 2010	June 30 2009
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	599,909	607,552	625,528
Number of loans in default	74,800	77,423	58,012
Percentage of loans in default	12.47%	12.74%	9.27%

Alt-A
Number of insured loans	56,323	58,588	64,977
Number of loans in default	20,289	21,533	19,969
Percentage of loans in default	36.02%	36.75%	30.73%

A minus and below
Number of insured loans	50,719	52,547	57,311
Number of loans in default	18,100	19,264	17,988
Percentage of loans in default	35.69%	36.66%	31.39%

Total Flow
Number of insured loans	706,951	718,687	747,816
Number of loans in default	113,189	118,220	95,969
Percentage of loans in default	16.01%	16.45%	12.83%

Structured
Prime
Number of insured loans	45,201	46,234	62,986
Number of loans in default	6,548	6,565	7,911
Percentage of loans in default	14.49%	14.20%	12.56%

Alt-A
Number of insured loans	31,852	32,960	76,814
Number of loans in default	11,485	11,949	23,225
Percentage of loans in default	36.06%	36.25%	30.24%

A minus and below
Number of insured loans	17,593	18,161	20,611
Number of loans in default	6,793	7,180	7,680
Percentage of loans in default	38.61%	39.54%	37.26%

Total Structured
Number of insured loans	94,646	97,355	160,411
Number of loans in default	24,826	25,694	38,816
Percentage of loans in default	26.23%	26.39%	24.20%

Total Primary Insurance
Prime
Number of insured loans	645,110	653,786	688,514
Number of loans in default (1)	81,348	83,988	65,923
Percentage of loans in default	12.61%	12.85%	9.57%

Alt-A
Number of insured loans	88,175	91,548	141,791
Number of loans in default (1)	31,774	33,482	43,194
Percentage of loans in default	36.04%	36.57%	30.46%

A minus and below
Number of insured loans	68,312	70,708	77,922
Number of loans in default (1)	24,893	26,444	25,668
Percentage of loans in default	36.44%	37.40%	32.94%

Total Primary
Number of insured loans	801,597	816,042	908,227
Number of loans in default (2)	138,015	143,914	134,785
Percentage of loans in default	17.22%	17.64%	14.84%

Pool insurance
Number of loans in default (1)(3)	32,486	33,934	34,513

(1)	For reporting and internal tracking purposes, we do not consider a loan to be in default until it is 60 days past due in each case as of the period presented.
(2)	Includes an estimated 1,159, 1,517 and 6,782 defaults at June 30, 2010, March 31, 2010 and June 30, 2009, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated, primarily due to deductibles, or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.
(3)	Includes an estimated 12,836, 15,230 and 22,417 defaults at June 30, 2010, March 31, 2010 and June 30, 2009, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated, primarily due to deductibles, or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.

The following table shows additional information about our primary loans in default:

	June 30 2010		March 31 2010
Missed payments:	#	%	#	%
Three payments or less	25,744	18.6%	26,920	18.7%
Four to eleven payments	50,625	36.7	59,323	41.2
Twelve payments or more	61,646	44.7	57,671	40.1

Total number of loans in default	138,015	100.0%	143,914	100.0%

The following table shows the number of modified pool loans that we have insured, the related loans in default and the percentage of loans in default as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics.

	June 30 2010	March 31 2010	June 30 2009
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	25,325	26,122	82,751
Number of loans in default	7,759	8,111	21,593
Percentage of loans in default	30.64%	31.05%	26.09%

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been past due for 60 days.

The total number of loans in default, including primary, pool and second-liens, decreased from 193,248 at December 31, 2009 to 174,467 at June 30, 2010. The average loss reserve per default increased from $17,855 at December 31, 2009 to $20,960 at June 30, 2010. Excluding defaults without a related reserve, the average loss reserve per default was $20,071 and $22,308 at December 31, 2009 and June 30, 2010, respectively.

The following table shows our total direct claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30 2010	March 31 2010	June 30 2009	June 30 2010	June 30 2009
	(In thousands)
Direct claims paid:
Prime	$178,417	$139,499	$72,752	$317,916	$142,211
Alt-A	89,622	70,512	41,441	160,134	87,711
A minus and below	64,742	48,777	35,154	113,519	71,884
Second-lien and other	4,494	7,979	18,338	12,473	40,945

Subtotal	$337,275	$266,767	$167,685	$604,042	$342,751
Impact of first-lien terminations	239	80,110	—	80,349	—
Impact of captive terminations	(191)	(436)	—	(627)	—
Impact of second-lien terminations	—	10,834	—	10,834	65,000

Total	$337,323	$357,275	$167,685	$694,598	$407,751

Average claim paid (1):
Prime	$45.0	$46.3	$41.3	$45.5	$41.6
Alt-A	59.3	60.6	52.6	59.9	53.1
A minus and below	43.1	46.1	38.6	44.3	38.4
Second-lien and other	32.3	33.0	43.4	32.7	42.2
Total	$47.4	$48.7	$43.2	$47.9	$43.3

(1)	Calculated without giving effect to the impact of termination of captive reinsurance transactions and first- and second-lien transactions.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 42.4% of our primary risk in force at June 30, 2010 had not yet reached its highest claim frequency years compared to 50.6% at December 31, 2009. The insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

The following table shows the top five states with the highest direct claims paid and the highest number of primary defaults for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30 2010	March 31 2010	June 30 2009	June 30 2010	June 30 2009
	($ in thousands)
States with highest claims paid:
California	$64,602	$63,344	$22,879	$127,946	$47,262
Florida	55,003	47,371	13,576	102,374	24,853
Arizona	37,574	25,726	10,526	63,300	17,964
Michigan	20,795	23,091	13,389	43,886	27,221
Georgia	20,937	15,451	9,979	36,388	18,133
Percentage of total claims paid:
California	19.2%	17.7%	13.6%	18.4%	11.6%
Florida	16.3	13.3	8.1	14.7	6.1
Arizona	11.1	7.2	6.3	9.1	4.4
Michigan	6.2	6.5	8.0	6.3	6.7
Georgia	6.2	4.3	6.0	5.2	4.4
States with highest number of defaults:
Florida	22,385	23,183	22,484
California	15,202	16,217	16,485
Illinois	7,497	7,650	6,667
Georgia	7,231	7,553	6,450
Texas	6,309	6,660	5,781
Percentage of defaults:
Florida	16.2%	16.1%	16.7%
California	11.0	11.3	12.2
Illinois	5.4	5.3	5.0
Georgia	5.2	5.3	4.8
Texas	4.6	4.6	4.3

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

As with claims paid, the Sand States continue to account for a disproportionate share of total defaults. The states of Illinois, Georgia and Texas also account for a large portion of our total defaults, which is generally proportional to the size of their portfolios. Given our exposure to California and Florida and the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or continue to deteriorate.

The following table shows our direct primary mortgage insurance risk in force by location of property for the top ten states and the related percentage of our direct primary mortgage insurance risk in force for each period indicated:

Top Ten States	June 30 2010		March 31 2010		June 30 2009
	($ in millions)
Primary risk in force:
California	$3,802	11.6%	$3,849	11.6%	$4,062	11.7%
Florida	2,782	8.5	2,855	8.6	3,054	8.8
Texas	2,112	6.5	2,156	6.5	2,271	6.5
Illinois	1,561	4.8	1,544	4.7	1,576	4.5
Georgia	1,522	4.7	1,542	4.7	1,608	4.6
Ohio	1,388	4.2	1,412	4.3	1,489	4.3
New York	1,324	4.0	1,335	4.0	1,404	4.0
New Jersey	1,165	3.6	1,174	3.5	1,216	3.5
Michigan	1,084	3.3	1,098	3.3	1,155	3.3
Arizona	1,040	3.2	1,069	3.2	1,151	3.3

Subtotal	17,780	54.4	18,034	54.4	18,986	54.5
Other states	14,885	45.6	15,094	45.6	15,860	45.5

Total primary risk in force:	$32,665	100.0%	$33,128	100.0%	$34,846	100.0%

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 18.1% of primary new insurance written for the second quarter of 2010, compared to 15.9% for the largest single customer in the second quarter of 2009.

	As of and for the Three Months Ended			Six Months Ended
	June 30 2010	March 31 2010	June 30 2009	June 30 2010	June 30 2009
	(In thousands)
Provision for losses	$427,622	$529,091	$142,802	$956,713	$464,486
Reserve for losses	$3,656,746	$3,597,035	$3,122,444
Reserves for losses by category:
Prime	$1,386,271	$1,347,003	$965,690
Alt-A	815,055	821,551	887,068
A minus and below	400,679	421,748	448,527
Pool insurance	457,129	379,794	152,824
Second-lien (1)	31,795	30,490	99,003
Other	80	124	1,781

Reserve for losses, net	3,091,009	3,000,710	2,554,893
Reinsurance recoverable (2)	565,737	596,325	567,551

Total	$3,656,746	$3,597,035	$3,122,444

Provision for premium deficiency	$(7,354)	$(1,231)	$2,184	$(8,585)	$(46,000)
Reserve for premium deficiency	$16,772	$24,126	$40,861

(1)	Does not include second-lien premium deficiency reserve.
(2)	Represents ceded losses on captive transactions and Smart Home.

	As of and for the Three Months Ended			Six Months Ended
	June 30 2010	March 31 2010	June 30 2009	June 30 2010	June 30 2009
First-lien Captives
Premiums ceded to captives (in thousands)	$24,684	$25,474	$37,534	$50,158	$72,034
% of total premiums	12.1%	12.6%	18.3%	12.4%	17.5%
NIW subject to captives (in thousands)	$(204)	$333	$430,618	$129	$1,471,351
% of primary NIW	(<1)%	<1%	7.8%	<1%	13.2%
IIF (1) subject to captives	28.8%	29.5%	34.8%
RIF (2) subject to captives	30.5%	31.1%	39.0%
Persistency (12 months ended)	81.7%	81.0%	87.0%

(1)	Insurance in force.
(2)	Risk in force

	June 30 2010		June 30 2009
	($ in millions)
Alt-A Information
Primary risk in force by FICO score
>=740	$941	24.7%	$1,156	24.5%
680-739	1,842	48.2	2,271	48.2
660-679	554	14.5	691	14.7
620-659	455	11.9	562	11.9
<=619	26	0.7	32	0.7

Total	$3,818	100.0%	$4,712	100.0%

Primary risk in force by LTV
85.00% and below	$851	22.3%	$1,222	25.9%
85.01% to 90.00%	1,663	43.5	1,951	41.4
90.01% to 95.00%	1,037	27.2	1,215	25.8
95.01% and above	267	7.0	324	6.9

Total	$3,818	100.0%	$4,712	100.0%

Primary risk in force by policy year
2005 and prior	$1,235	32.4%	$1,483	31.5%
2006	791	20.7	1,041	22.1
2007	1,576	41.3	1,944	41.3
2008	215	5.6	242	5.1
2009	1	—	2	—

Total	$3,818	100.0%	$4,712	100.0%

Results of Operations—Financial Guaranty

Quarter and Six Months Ended June 30, 2010 Compared to Quarter and Six Months Ended June 30, 2009

The following table summarizes the results of operations for our financial guaranty segment for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Net (loss) income	$(349.4)	$215.7	n/m	$(428.4)	$80.3	n/m
Net premiums written—insurance	(8.0)	7.0	n/m	(9.5)	1.8	n/m
Net premiums earned—insurance	23.5	23.6	(0.4)%	44.4	56.9	(22.0)%
Net investment income	20.1	20.9	(3.8)	39.1	45.9	(14.8)
Change in fair value of derivative instruments	(523.3)	278.8	n/m	(601.5)	23.0	n/m
Net (losses) gains on other financial instruments	(32.4)	41.8	n/m	(74.6)	53.8	n/m
Net impairment losses recognized in earnings	—	—	—	—	(0.1)	n/m
Other income	(3.7)	0.1	n/m	0.2	0.2	n/m
Provision for losses	7.5	(10.1)	n/m	22.3	(5.0)	n/m
Policy acquisition costs	4.7	18.1	(74.0)	9.0	26.3	(65.8)
Other operating expenses	9.5	19.9	(52.3)	28.1	35.7	(21.3)
Interest expense	6.7	9.7	(30.9)	15.4	16.3	(5.5)
Income tax (benefit) provision	(194.8)	112.0	n/m	(238.9)	26.2	n/m

n/m—not meaningful

Net (Loss) Income.    Our financial guaranty segment’s net loss for the three and six months ended June 30, 2010 was $349.4 million and $428.4 million, respectively, compared to net income of $215.7 million and $80.3 million, respectively, for the corresponding periods of 2009. Our results for the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009, reflect the negative impact associated with the tightening of Radian Group’s CDS spread and the widening of spreads on our insured corporate CDO transactions. Partially offsetting these losses was an income tax benefit in 2010 compared to an income tax provision in 2009.

Net Premiums Written and Earned.    Net premiums written for the three and six months ended June 30, 2010, were $(8.0) million and $(9.5) million, respectively, as a result of the impact of a commutation, a policy cancellation and the foreign exchange impact related to installments on non-derivative financial guaranty policies. Net premiums written for the three and six months ended June 30, 2009, were $7.0 million and $1.8 million, respectively. Net premiums earned for the three and six months ended June 30, 2010, were $23.5 million and $44.4 million, respectively, compared to $23.6 million and $56.9 million, respectively, for the corresponding periods of 2009. Net premiums earned during the first half of 2010 were impacted by the commutation, in June 2009, which reduced our net par outstanding by $9.8 billion. Net premiums earned for the three and six months ended June 30, 2009, reflected a $15.3 million decrease in earned premiums resulting from this commutation. In addition, with the implementation of the new accounting standard regarding financial guaranty contracts, $5.8 million of unearned premiums were earned in the first half of 2009, as a result of financial guaranty policies moving to case reserve from intensified surveillance, in addition to foreign exchange adjustments. Net premiums earned in both years were reduced as a result of our decision in the third quarter of 2008, to discontinue writing new financial guaranty business.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for each period:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands)
Net premiums earned:
Public finance direct	$15,897	$11,935	$28,233	$26,387
Public finance reinsurance	6,196	18,949	13,109	27,226
Structured direct	443	2,058	1,160	3,835
Structured reinsurance	932	5,655	1,847	14,296
Trade credit reinsurance	3	39	51	135

Total premiums earned—insurance	23,471	38,636	44,400	71,879
Impact of commutations	(17)	(15,054)	(17)	(14,965)

Total net premiums earned—insurance	$23,454	$23,582	$44,383	$56,914

Refundings included in total net premiums earned	$10,205	$10,479	$19,738	$23,523

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $20.1 million and $39.1 million, respectively, for the three and six months ended June 30, 2010, compared to $20.9 million and $45.9 million, respectively, for the corresponding periods of 2009. The decrease in net investment income is due to lower yields on taxable investments in our investment portfolio, as a result of a reallocation of our investment portfolio to shorter term investments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a loss of $523.3 million and $601.5 million, respectively, for the three and six month periods ended June 30, 2010, compared to a gain of $278.8 million and $23.0 million, respectively, for the corresponding periods of 2009. During the three and six months ended June 30, 2010, Radian Group’s five-year CDS spread tightened by 282 basis points and 829 basis points, respectively, resulting in a large unrealized loss. Additionally, the spreads on our insured corporate CDO transactions widened, also resulting in significant unrealized fair value losses. During the first six months of 2009, our five-year CDS spread tightened and the credit spreads on our insured CDOs also tightened, with offsetting impacts that produced a small net gain. During the second quarter of 2009, the credit spreads on our insured CDOs tightened to a greater extent than our five-year CDS spread tightened, resulting in a large net gain. As a result of the consolidation in 2010 of certain VIEs in which we are the primary beneficiary, amounts which had previously been reported in change in fair value of derivative instruments are currently reported as change in fair value of VIE debt, which is included in net (losses) gains on other financial instruments.

The components of the (losses) gains included in change in fair value of derivative instruments for our financial guaranty segment are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2010	2009	2010	2009
Net premiums earned derivatives	$11.8	$13.9	$23.8	$27.6
Financial Guaranty credit derivatives	(524.2)	265.8	(608.3)	(2.0)
Financial Guaranty VIE derivative liabilities	(7.5)	—	(10.7)	—
Put options on CPS	(4.2)	(0.9)	(6.3)	(1.8)
Other	0.8	—	—	(0.8)

Change in fair value of derivative instruments	$(523.3)	$278.8	$(601.5)	$23.0

Net (Losses) Gains on Other Financial Instruments.    Net losses on other financial instruments were $32.4 million and $74.6 million, respectively, for the three and six months ended June 30, 2010, compared to net gains of $41.8 million and $53.8 million, respectively, for the corresponding periods of 2009. The components of the (losses) gains on other financial instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2010	2009	2010	2009
Net gains related to change in fair value of hybrid securities and trading securities	$23.1	$4.2	$38.9	$13.6
Net realized gains (losses) on investments	2.7	37.6	4.5	40.2
Gain on the repurchase of long-term debt	—	—	2.0	—
Loss related to CPS VIE	(20.7)	—	(21.6)	—
Loss related to change in fair value of Financial Guaranty VIE debt	(37.5)	—	(98.4)	—

Net (losses) gains on other financial instruments	$(32.4)	$41.8	$(74.6)	$53.8

The results for the three and six months ended June 30, 2010 were negatively impacted by the losses on financial guaranty VIE debt, resulting from the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. As a result of this adoption, additional VIEs were identified and consolidated, and the related fair value gains (losses) recorded in this line item. Partially offsetting the losses related to VIE debt in 2010, were gains related to the change in fair value of our hybrid and trading securities. We believe the realized gains on investments in 2010, are more reflective of normal trading activity, compared to 2009 when we made the decision to opportunistically realize gains in the investment portfolio.

Net Impairment Losses Recognized in Earnings.    There was a negligible amount of impairment losses recognized in financial guaranty’s earnings in the three and six months ended June 30, 2010 and 2009.

Other Income.    Other income was $(3.7) million for the three months ended June 30, 2010, and $0.2 million for the six months ended June 30, 2010, compared to $0.1 million and $0.2 million, respectively, for the corresponding periods of 2009. Other income for the three months ended June 30, 2010, was impacted by the reversal of $3.9 million of income related to consolidated VIEs recorded in the first quarter of 2010, which was reclassified to net (losses) gains on other financial instruments during the second quarter of 2010.

Provision for Losses.    The provision for losses was $7.5 million and $22.3 million, respectively, for the three and six months ended June 30, 2010, compared to $(10.1) million and $(5.0) million, respectively, for the corresponding periods of 2009. The provision for losses for the second quarter of 2010 resulted from loss development in the public finance lines of business, while the provision for losses for the first six months of 2010 resulted from general loss development in all financial guaranty lines of insurance business. The provision for losses reported for 2009 was reduced by $38.6 million as a result of adjustments made to our estimates of losses based on the commutation of $9.8 billion in net par outstanding. The 2009 provision for losses also reflects favorable developments in structured finance direct business, which was partially offset by an increase in expected losses in our public finance direct business.

Policy Acquisition Costs.    Policy acquisition costs were $4.7 million and $9.0 million, respectively, for the three and six months ended June 30, 2010, compared to $18.1 million and $26.3 million, respectively, for the corresponding periods of 2009. The decrease is mainly due to the decrease in net premiums earned in 2010 and the commutation of $9.8 billion of net par outstanding in the second quarter of 2009, which resulted in our accelerating $8.9 million of policy acquisition costs and reducing the base asset to be amortized.

Other Operating Expenses.    Other operating expenses were $9.5 million and $28.1 million, respectively, for the three and six months ended June 30, 2010 compared to $19.9 million and $35.7 million, respectively, for the corresponding periods of 2009. The decrease in other operating expenses for both periods of 2010 is primarily due to a decrease in salary related compensation costs and audit and legal fees, as compared to the corresponding periods in 2009. For the six months ended June 30, 2010, this decrease was partially offset by an increase in compensation expense related to incentive plans, including cash settled equity awards, which are correlated to our stock price.

Interest Expense.    Interest expense was $6.7 million and $15.4 million, respectively, for the three and six months ended June 30, 2010, compared to $9.7 million and $16.3 million, respectively, for the corresponding periods of 2009. Both periods include interest on our long-term debt, which was allocated to the financial guaranty segment based on allocated capital.

Income Tax (Benefit) Provision.    We recorded an income tax benefit of $194.8 million and $238.9 million, respectively, for the three and six months ended June 30, 2010, representing an effective tax rate of 35.8%, for both periods. For the three and six months ended June 30, 2009, we recorded an income tax provision of $112.0 million and $26.2 million, respectively, or an effective tax rate of 34.2% and 24.7%, respectively. The difference between the effective tax rate and the statutory tax rate of 35% is mainly related to tax-exempt interest income, state and foreign taxes, and tax expense relating to uncertain tax positions for the three and six months ended June 30, 2010 and 2009.

Financial Guaranty General Claims and Reserves Information

The following table shows the breakdown of the reserve for losses and LAE for our financial guaranty segment at the end of each period indicated:

(In thousands)	June 30 2010	December 31 2009	June 30 2009
Financial Guaranty	$119,256	$121,833	$171,459
Trade Credit Reinsurance	5,238	6,611	10,333

Total	$124,494	$128,444	$181,792

Financial Guaranty Exposure Information

The following tables show the distribution of Financial Guaranty’s net par outstanding, by type of exposure, as a percentage of Financial Guaranty’s total net par outstanding and the related net claim liability or fair value net (asset) liability as of June 30, 2010 and December 31, 2009:

	June 30, 2010
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability (2) (In millions)	Fair Value Net (Asset) Liability (3) (In millions)
Public finance:
General obligation and other tax supported	$18.2	22.4%	$0.6	$0.4
Healthcare and long-term care	6.8	8.3	22.1	(0.6)
Water/sewer/electric gas and investor-owned utilities	4.4	5.4	33.7	2.0
Airports/transportation	3.9	4.8	0.6	9.6
Education	2.7	3.3	26.9	0.1
Escrowed transactions (4)	2.0	2.5	—	—
Housing	0.3	0.4	0.3	—
Other municipal (5)	1.2	1.5	0.7	2.4

Total public finance	39.5	48.6	84.9	13.9

Structured finance:
CDO	40.1	49.3	0.3	860.3
Asset-backed obligations	1.2	1.5	34.1	17.1
Other structured (6)	0.5	0.6	—	(1.9)

Total structured finance	41.8	51.4	34.4	875.5

Total	$81.3	100.0%	$119.3	$889.4

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Represents either the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts, or the net (asset) liability recorded within VIE debt and other financial statement line items for financial guaranty consolidated VIEs.
(4)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under the accounting standard regarding accounting for financial guaranty insurance contracts.
(5)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(6)	Represents other types of structured finance obligations, including DPR, guarantees of excess clearing losses of securities exchange clearinghouses, collateralized guaranteed investment contracts (“GICs”) or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

	December 31, 2009
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability (2) (In millions)	Fair Value Net (Asset) Liability (In millions)
Public finance:
General obligation and other tax supported	$18.7	21.4%	$0.2	$0.2
Healthcare and long-term care	7.4	8.5	26.8	0.5
Water/sewer/electric gas and investor-owned utilities	4.8	5.5	34.9	1.8
Airports/transportation	4.0	4.6	0.4	2.9
Education	2.8	3.2	22.0	0.1
Escrowed transactions (3)	2.2	2.5	—	—
Housing	0.4	0.4	0.3	—
Other municipal (4)	1.4	1.6	0.7	1.5

Total public finance	41.7	47.7	85.3	7.0

Structured finance:
CDO	43.5	49.8	0.3	203.2
Asset-backed obligations	1.3	1.5	36.2	6.9
Other structured (5)	0.9	1.0	—	(2.2)

Total structured finance	45.7	52.3	36.5	207.9

Total	$87.4	100.0%	$121.8	$214.9

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under the accounting standard regarding accounting for financial guaranty insurance contracts.
(4)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(5)	Represents other types of structured finance obligations, including DPR, guarantees of excess clearing losses of securities exchange clearinghouses, GICs or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

Financial Guaranty Exposure Information

We provide additional information below regarding the performance of our financial guaranty transactions, which should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2009:

•

We have provided credit protection on the senior-most tranche of a CDO of ABS transaction, with $460.5 million net par outstanding at June 30, 2010. The underlying collateral consists predominantly of mezzanine tranches of mortgage-backed securities (“MBS”). As of June 30, 2010, $351.9 million (or 72.6%) of the underlying collateral was internally rated BIG, and $194.6 million (or 40.2%) of the underlying collateral has defaulted. Due to the substantial deterioration of the underlying collateral, we currently expect to begin paying claims related to interest shortfalls on this transaction in early 2012, and possibly earlier, if the deterioration is worse than projected. However, due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that our ultimate claim payments in respect of principal for this transaction could be substantially all of our total principal exposure. This transaction is currently rated CC internally, CC by S&P and Ca by Moody’s.

•

We have reinsured several primary financial guaranty insurers’ obligations with respect to $229.6 million in net par outstanding as of June 30, 2010, related to Jefferson County, Alabama (the “County”) sewer bonds. Our exposure was reduced by approximately $34.4 million during the second quarter of 2010, due to a settlement between one of the primary insurers and the holders of certain bonds insured by that primary insurer, and the subsequent commutation of a portion of the risk ceded to us. We began paying claims related to this transaction in June 2008, and have paid $21.7 million of claims on this transaction to date. As of June 30, 2010, we had $26.5 million of loss and LAE reserves for this transaction. We believe a number of factors are adversely affecting the performance of these obligations, including the County being highly leveraged, the sub-par performance of the sewer facilities and the County’s ability to generate sufficient revenues to repay the bonds. In addition, it remains possible that the County will file for bankruptcy protection. The primary insurers have been working with the County and other parties to structure a resolution to the financial problems of the County’s sewer system, to prevent the liquidity banks from, among other things, demanding payment of accrued default rate interest under their liquidity agreements. It has been publicly reported that the County has begun discussions with a large institutional holder of the County’s sewer debt with a view towards a settlement. We cannot provide any assurance that a settlement will be reached or what impact such a settlement would have on our exposure.

The County’s sewer system operations generated sufficient revenue since the beginning of 2009 to pay interest on its outstanding debt, as well as a regularly scheduled installment of principal on February 1, 2010. The ability of the sewer system to continue to pay interest due on its bonds depends, in part, on the continuance of the generally low prevailing interest rates on the County’s variable rate demand obligations. In April 2009, one of the insurers of the County’s sewer bonds, Syncora Guarantee Inc. (“Syncora”), suspended all claims payments following an order by the New York Insurance Department (“NYID”) due to an impairment of Syncora’s minimum surplus to policyholders required by the New York Insurance Law. This suspension was lifted in June 2010. In November 2009, another insurer of the County’s sewer bonds, Financial Guaranty Insurance Company (“FGIC”), also suspended all claims payments following a similar order by the NYID. These actions suspended, but did not terminate, any reinsurance claims that such primary insurers may have against reinsurers, including us. If either or both of these primary insurers were to ultimately go into receivership, reinsurers would only be required to pay their assumed portion of any claims, and would not be liable for claims retained by such primary insurer or ceded to another reinsurer. However, these suspensions, the circumstances that gave rise to them and the commutation of risk referred to above could affect the ability of the primary insurers of the County’s sewer bonds (including FGIC and Syncora) to reach a settlement or the terms thereof, which could materially affect our ultimate net claim liability.

•

As of June 30, 2010, we have provided $2,160.4 million aggregate net par outstanding of credit protection on 16 TruPs bonds. Our credit protection on these 16 TruPs bonds was conducted through 20 separate CDS contracts, meaning that with respect to four of these TruPs bonds at June 30, 2010, we entered into two separate CDS contracts (each with a different counterparty) covering pari passu portions of the same TruPs bond.

The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our TruPs bonds as of June 30, 2010 or as of the date indicated:

TruPs Bond	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding (In millions)	Subordination after defaults (%) (1)	Subordination after defaults and deferrals (%) (2)		Interest Coverage Ratio (3)
						June 30 2010	March 31 2010	June 30 2010	March 31 2010
1	9/2014	(5)	12/2036	$94.9	36.3%	11.9%	17.7%	142.0%	154.9%
2	10/2014	(5)	7/2037	139.9	37.6	23.4	23.7	154.6	169.0
	10/2016	(5)	7/2037	139.9	37.6	23.4	23.7	154.6	169.0
3	11/2014	(5)	9/2037	83.2	40.7	28.4	27.9	291.4	282.8
	11/2016		9/2037	121.0	40.7	28.4	27.9	291.4	282.8
4	3/2015	(5)	9/2036	115.5	46.5	41.9	40.5	170.1	173.4
	9/2036		9/2036	184.8	46.5	41.9	40.5	170.1	173.4
5	7/2016	(4)(5)	7/2036	115.9	30.8	4.7	7.3	76.1	91.8
6	12/2016		3/2037	134.8	37.0	21.0	22.8	152.3	157.8
7	8/2017	(5)	12/2035	74.4	37.7	24.4	24.0	167.2	163.0
8	12/2017	(5)	6/2036	89.9	40.7	26.5	27.7	202.1	197.0
	6/2036		6/2036	89.9	40.7	26.5	27.7	202.1	197.0
9	1/2033		1/2033	44.8	55.6	47.3	46.8	299.6	239.4
10	9/2033		9/2033	83.2	46.1	37.8	36.2	422.1	416.2
11	12/2033		12/2033	32.3	47.5	34.5	34.3	340.7	356.7
12	10/2034		10/2034	46.6	42.9	31.5	31.4	350.4	428.8
13	9/2035		9/2035	86.1	41.9	32.3	32.3	146.8	146.6
14	12/2036		12/2036	134.4	45.3	36.5	36.8	352.1	368.3
15	12/2037		12/2037	206.2	36.2	17.5	20.2	113.5	117.4
16	10/2040		10/2040	142.7	46.6	27.9	26.5	170.3	193.0

Total				$2,160.4

(1)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to pay downs or redemptions (“amortization”) of collateral and actual defaults and assuming no recoveries of principal on the defaulted TruPs. Notwithstanding this principal subordination, it is possible that the remaining performing collateral in these transactions will not generate sufficient cash to pay interest on our insured TruPs bonds. In this event, we may be required to make a claim payment in respect of interest, even on transactions where subordination remains to cover principal payments.
(2)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to amortization, actual defaults as well as deferrals of interest payments on the TruPs collateral, assuming no recoveries of principal on the defaulted or deferred TruPs.
(3)	Internally generated interest coverage ratio for each TruPs bond equal to the gross interest collections on the TruPs collateral minus transaction expenses as a percentage of the sum of hedge payments and interest payable on the TruPs bond and securities senior to or pari passu with the TruPs bond.
(4)	This TruPs bond began experiencing interest shortfalls in October 2009, which constitutes an event of default pursuant to the indenture for this bond. As a result of the interest shortfalls, we have made claim payments with respect to this TruPs bond.
(5)	Pursuant to the terms of our CDS contracts covering these TruPs bonds, we could be required to pay our counterparties the outstanding par on our insured TruPs bond on the scheduled termination date of our CDS contract. See below for more details regarding this potential liquidity risk.

Many of the issuers in our insured TruPs bonds have been negatively affected by the recent U.S. economic recession. Certain of these issuers have defaulted on their obligation to pay interest on their

TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Since we believe there is a significant likelihood that TruPs that are subject to interest deferrals will ultimately result in a default, we closely monitor deferrals as well as defaults in assessing the subordination remaining beneath our insured TruPs bonds. Eleven of the TruPs bonds that we insure (representing a net par outstanding of $1.5 billion) were internally rated BIG as of June 30, 2010, and the weighted average internal rating for all of our insured TruPs bonds was B+ as of June 30, 2010. The fair value liability of our insured TruPs transactions, which are accounted for as derivatives, was $303.7 million as of June 30, 2010.

One of our insured TruPs bonds began experiencing interest shortfalls in October 2009. These shortfalls were primarily due to a large number of deferrals of interest with respect to the TruPs collateral, combined with significant cash payments related to interest rate hedges. Due to a combination of the current interest rate environment and an excess of hedge notional amounts over the principal amount of performing fixed-rate collateral, these cash payments have contributed significantly to the overall interest shortfall in this transaction. In January 2010, we eliminated $96.6 million of our exposure to this TruPs bond by commuting one of the CDS contracts covering this bond. Our aggregate net loss with respect to such commutation approximated the fair value of this derivative liability at December 31, 2009. As of June 30, 2010, we have paid an aggregate of $0.3 million in interest shortfall claims on the $115.9 million of net par exposure on the remaining TruPs CDS contract, and we expect to continue to pay additional interest shortfall claims on this CDS contract.

Based on current projections, we expect to experience ultimate net credit losses on two of our TruPs bonds with an aggregate of $258.6 million in net par outstanding (the TruPs bond described above representing $115.9 million in exposure and one other TruPs bond representing $142.7 million in exposure). Based on our current cash flow projections, we believe that the total net credit losses that we will be required to pay in respect of these two TruPs bonds will be a significant amount of our current net par outstanding for these bonds. It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and very difficult to predict.

In addition to credit risk, we also potentially face liquidity risk with respect to certain of our CDS contracts. As of June 30, 2010, we have eight CDS contracts with respect to seven TruPs bonds (representing a total net par outstanding of $853.6 million as of June 30, 2010) pursuant to which we may be required to pay our counterparty the outstanding par amount of our insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2014 and 2017, but automatically extend for additional one year increments (but no later than the maturity date of the TruPs CDO) unless terminated by our counterparty. If we are required to pay a liquidity claim, our counterparty would be obligated under the CDS to either deliver the insured TruPs bond to us or to periodically pay us cash in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We may be required to pay a liquidity claim on the $115.9 million CDS contract referred to above. This CDS contract is currently scheduled to terminate in July 2016. We are exploring loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk on this bond. We can provide no assurance that we will be successful in such loss mitigation efforts.

Results of Operations—Financial Services

Quarter and Six Months Ended June 30, 2010 Compared to Quarter and Six Months Ended June 30, 2009

The following table shows a summary of the results of operations for our financial services segment:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2010	2009	2010	2009
Equity in net income of affiliates—Sherman	$6,570	$5,110	$14,590	$15,662
Gain on sale of affiliate—Sherman	34,815	—	34,815	—
Net income	26,867	3,189	32,023	9,949

On May 3, 2010, Radian Guaranty sold to Sherman all of its remaining 28.7% equity interest in Sherman for approximately $172 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. As a result of the sale, we recorded a pre-tax gain of approximately $34.8 million. In addition, under the Sherman Purchase Agreement, we agreed to terminate certain rights, including our right to a future contingent payment that would have been payable to Radian Guaranty on December 31, 2013, or earlier upon the closing of a sale of Sherman, upon the achievement of certain criteria. Prior to the sale of our equity interest in Sherman, we recorded our share of equity in net income of Sherman.

Off-Balance Sheet Arrangements

Effective January 1, 2010, the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities was amended to remove the concept of qualified special purpose entities (“QSPEs”). As a result, all VIEs must be evaluated for consolidation in accordance with the standard regarding consolidation of VIEs. VIEs are entities as defined by the accounting standard and include corporations, trusts or partnerships in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance its activities without additional subordinated financial support.

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

Mortgage Insurance

NIMS—We have provided credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a MBS comprised mostly of subprime mortgages. NIMS bonds have been susceptible to the disruption in the housing market and the subprime mortgage market. At June 30, 2010, all NIMS transactions required consolidation in our financial statements such that there are no NIMS off-balance sheet exposures.

Smart Home—In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of June 30, 2010 are as follows:

	Initial	As of June 30 2010
Pool of mortgages (par value)	$14.7 billion	$4.2 billion
Risk in force (par value)	$3.9 billion	$1.1 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$510.9 million

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

Put Options on CPS

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Commencing in the fourth quarter of 2009 and continuing in 2010, Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions, the majority of the CPS issued by all of the custodial trusts. Radian Group and its subsidiaries purchased $25.8 million, $42.9 million and $50.0 million face amount of the CPS issued by each of these custodial trusts as of June 30, 2010. We purchased the CPS at a weighted average purchase price equal to approximately 55% of the face amount of such CPS. Our continued involvement with these VIEs also includes the payment of a put premium representing the spread between the assets of the trust and the auction rate notes, which has typically been de minimis. We eliminate the premium associated with the purchased CPS.

Based on our additional involvement in these trusts, combined with the put options Radian Asset Assurance holds on these trusts (which together are considered in the determination of the primary beneficiary), we concluded that we are the party that directs the activities that most significantly influences the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. This determination was based on a qualitative analysis which demonstrates that we have a variable interest in each of these VIEs, and therefore, we concluded that we are the primary beneficiary. As such, the assets and liabilities of these trusts were consolidated at their respective fair values, net of liabilities to us. The assets of the consolidated trusts, which are reported in short-term investments, may only be used to settle obligations of the trusts, and there are no liabilities of the trusts for which creditors have recourse to our general credit.

Financial Guaranty

As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties in which we have provided credit protection directly on variable interests by VIEs or, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivatives. For insurance contracts, we record reserves for losses and LAE, and for derivative interests, we record cumulative changes in fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty for one or more classes of beneficial interest holders in the VIE and derivative contracts where we provide such protection to a specific counterparty. Underlying collateral in the VIEs includes residential and commercial mortgages, manufactured housing loans, consumer receivables and other financial assets sold to a VIE and repackaged into securities or similar beneficial interests.

For all VIEs, the maximum exposure is based on the face amount of our insured obligation as of the reporting date, except for the put options on CPS, which is based on the carrying amounts. The following table provides a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets and our condensed consolidated statements of operations and our cash flows as of and for the six months ended June 30, 2010, as it relates to unconsolidated VIEs:

	June 30, 2010 Interests in Unconsolidated VIEs
	Put Options on CPS (1)	Financial Guaranty Insurance and Credit Derivatives
(In millions)
Balance Sheet:
Derivative assets	$—	$2.7
Premiums receivable	—	7.5
Unearned premiums	—	8.4
Reserves for losses and LAE	—	15.6
Derivative liabilities	—	516.7
Statement of Operations:
Net premiums earned	—	1.3
Change in fair value of derivative instruments—loss	(6.3)	(360.6)
Increase in provision for losses	—	6.6
Cash Inflow (Outflow):
Net payments related to credit derivatives	(0.9)	(34.3)
Losses paid	—	(3.4)
Premiums (paid) received	—	1.7
Maximum exposure	—	7,109.4

(1)	Activity displayed above reflects the impact for the periods prior to the consolidation of the third custodial CPS trust, which was consolidated as of June 30, 2010.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

On January 5, 2010, we repurchased $31.9 million of outstanding principal on our 7.75% debentures due in June 2011 at an average purchase price of approximately $0.92 per dollar of principal. As such, we recorded a gain of $2.5 million on these repurchases, which is included in net (losses) gains on other financial instruments on our condensed consolidated statements of operations.

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity Needs

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) payments to our insurance subsidiaries in October 2010 under our tax-sharing agreement, (iv) capital support for our insurance subsidiaries, (v) repayment of approximately $160 million in principal amount of our long-term debt due June 2011, and (vi) the payment of dividends on our common stock. Radian Group currently has immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $597 million after giving effect to the contribution to Radian Guaranty and Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) in August 2010. This amount includes proceeds remaining from Radian Group’s $550 million common stock public offering in May 2010 (the “May 2010 Offering”), which provided Radian Group with $526 million of proceeds after expenses. Radian Group subsequently contributed $100 million of these proceeds to Radian Guaranty in June 2010, to further strengthen Radian Guaranty’s capital position. The remaining proceeds from the offering may be used for general corporate purposes, including further capital support for our mortgage insurance business and repurchase of, or payments on, our outstanding long-term debt.

Corporate Expenses and Interest Expense.    Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest expense on our long-term debt. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $76.9 million, which is expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $38.1 million, which also are expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

Tax Payments.    Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code (“IRC”) had such subsidiary filed its federal tax return on a separate company basis. Under this agreement, we currently estimate that Radian Group will be required to make payments of $51 million and $77 million to Radian Guaranty by October 2010 and October 2011, respectively. All amounts estimated to be paid under our tax-sharing agreement are dependent on the extent of tax losses in current and future periods, are based upon current IRC provisions which govern the usage of such tax losses, and may change upon the filing of our consolidated federal income tax returns. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

In November 2009, new tax legislation was enacted that provides an election to extend the existing carryback period for applicable net operating losses (“NOLs”) incurred in either 2008 or 2009 (but not both years) from two years to up to five years. While the overall impact depends, in part, upon the potential outcome of the current Internal Revenue Service (“IRS”) examination for our 2000 through 2007 tax years, we do not believe that the newly enacted provisions will have a material impact on Radian Group’s consolidated federal income tax position. If we elect to extend our carryback period pursuant to this legislation, and depending upon whether such election is made with regard to the 2008 or 2009 tax year, we could be required to pay additional amounts ranging from approximately $16 million to $37 million to one or more of our subsidiaries under the tax-sharing agreement.

As of the balance sheet dates, certain insurance subsidiaries have incurred estimated NOLs on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carryback provisions of the IRC. As a result, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual net operating loss carryforward under the IRC, then we will be obligated under the tax-sharing agreement to fund such subsidiary’s share of the net operating loss that has been utilized on a consolidated group tax return basis. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.

Capital Support for Subsidiaries.    Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs or the rating agencies. For example, CMAC of Texas, a Texas domiciled mortgage insurance subsidiary that provides Radian Guaranty with reinsurance on deep coverage (representing coverage in excess of 25% of the principal balance of the insured loan) insurance and pool insurance, incurred a significant loss in the first half of 2010, in part due to the increase in severity estimates for our mortgage insurance loss reserves during that period. As a result, CMAC of Texas required capital contributions totaling approximately $113 million in order to maintain a minimum statutory capital level. Similarly, Radian Mortgage Insurance Inc., an Arizona domiciled mortgage insurance subsidiary that also provides Radian Guaranty with pool reinsurance, required capital contributions totaling approximately $45 million. Radian Group contributed approximately $101 million to CMAC of Texas during the first half of 2010 to support its capital position, and the remaining amounts required by CMAC of Texas and Radian Mortgage Insurance Inc. were contributed by Radian Guaranty as discussed below. Radian Group also contributed $122 million to Radian Guaranty in 2010 to strengthen its capital. We expect that we may need to provide additional capital support to our mortgage insurance subsidiaries in the near and long term.

Dividends.    Our quarterly common stock dividend is $0.0025 per share. Based on the number of shares outstanding at June 30, 2010, Radian Group would pay approximately $1.3 million in the aggregate for our quarterly dividends for the next 12 months.

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

Commencing in the fourth quarter of 2009 and continuing into 2010, Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions, CPS issued by all three custodial trusts. Radian Group and its subsidiaries currently hold $48.3 million, $44.5 million and $50.0 million face amount of the CPS issued by each of these custodial trusts, representing a majority of each trust. We purchased the CPS at a weighted average purchase price approximately equal to 54% of the face amount of such CPS.

We have various options relating to the CPS, which include with respect to each custodial trust:

•

Radian Asset Assurance and Radian Asset Securities exercising their respective rights under the put options and issuing their preferred stock to Radian Asset Securities and to the custodial trust, respectively;

•

Radian Asset Assurance causing the dissolution of the custodial trust, resulting in the distribution of the assets held by the custodial trust to the CPS holders. As of the date of this report, if Radian Asset Assurance were to cause the dissolution of the custodial trusts, Radian Group, as a holder of the CPS for such custodial trusts, would receive $142.8 million in cash from these trusts; or

•	We may seek to purchase the CPS not held by us, through additional tender offers or otherwise.

We expect to fund Radian Group’s short-term liquidity needs with (i) existing cash and marketable securities, (ii) cash received under the tax- and expense-sharing arrangements with our subsidiaries, and (iii) potentially, cash received upon dissolution of the custodial trusts in which we hold CPS. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.

At June 30, 2010, we did not have the intent to sell any debt securities in an unrealized loss position and determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.

Radian Group—Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt and the potential payments due to our subsidiaries in October 2011 under our tax-sharing arrangement as discussed above. At June 30, 2010, approximately $250 million in principal amount of our long-term debt is due in each of 2013 and 2015. We may continue to redeem or repurchase some or all of our outstanding debt if circumstances are favorable to us. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs.

We expect to meet the long-term liquidity needs of Radian Group with (i) available cash, (ii) additional potential private or public issuances of debt or equity securities, (iii) the sale of assets or from dividends from our subsidiaries, and (iv) potentially cash received upon dissolution of the custodial trusts in which we hold CPS. If necessary, we may not be able to refinance our existing long-term debt on favorable terms, if at all.

In July 2009, we filed a shelf Registration Statement on Form S-3 (Registration No. 333-160657). This Registration Statement has been declared effective by the Securities and Exchange Commission (“SEC”) and will allow us, subject to market conditions, and for a period of three years from the filing date, to issue up to $450 million (after giving effect to the May 2010 Offering) of the securities covered by the registration statement, including common stock, preferred stock, debt and certain other securities. There can be no assurance that we will be able to raise additional capital, if needed, or improve our liquidity on favorable terms, if at all, and any such arrangement will involve costs and may have certain negative consequences for us and our constituents. These consequences could include a dilutive effect on current equity holders, increased costs of leverage and associated limitations on the operations of the business, a decrease in our CDS spreads and the related increase in the fair value of our liabilities, as well as the up-front costs of the transactions. See Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the May 2010 Offering.

Mortgage Insurance

The principal liquidity requirements of our mortgage insurance business include the payment of claims, operating expenses, including those allocated from Radian Group, taxes and potential capital support for its mortgage insurance subsidiaries. The principal sources of liquidity in our mortgage insurance business are insurance premiums, net investment income (including amounts generated from investment of the proceeds from our recent sale of Sherman), cash dividends from Radian Asset Assurance, and potential payments from Radian Group under our tax allocation agreement. Our mortgage insurance business has incurred significant losses during the past three years due to the housing and related credit market downturn. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that any shortfall can be funded from sales of short-term marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our mortgage insurance business.

As discussed above, as a result of losses incurred by CMAC of Texas and Radian Mortgage Insurance Inc. during 2010, Radian Guaranty contributed approximately $45 million to Radian Mortgage Insurance Inc. and $12 million to CMAC of Texas to enable these subsidiaries to satisfy their minimum statutory capital requirements. Additional capital support for these and other subsidiaries may be required in the near and long term. Radian Group contributed $122 million to Radian Guaranty in 2010.

As of June 30, 2010, Radian Asset Assurance maintained claims paying resources of $2.4 billion, including statutory surplus of approximately $1.0 billion. On June 30, 2010, Radian Asset Assurance paid an ordinary dividend of $69.2 million to Radian Guaranty. We currently anticipate that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $60 million to Radian Guaranty in 2011.

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

We transferred our equity interest in Sherman to Radian Guaranty in the fourth quarter of 2009. Following this transfer, Radian Guaranty received a $1.5 million dividend from Sherman in the first quarter of 2010, and a $28 million dividend in April 2010. On May 3, 2010, Radian Guaranty sold all of its remaining equity interest in Sherman for approximately $172 million in cash.

Financial Guaranty

The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses, including those allocated from Radian Group, claim and commutation payments, taxes, and dividends to Radian Guaranty. In addition, we have potential liquidity risk with respect to certain of our CDSs covering senior tranches of TruPs CDOs (representing a total net par outstanding of $853.6 million as of June 30, 2010). For more information regarding this potential liquidity risk, see “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” above.

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

Reconciliation of Net Loss to Cash Flows from Operations

The following table reconciles net (loss) income to cash flows from operations for the six months ended June 30, 2010 and 2009 (in thousands):

	June 30 2010	June 30 2009
Net (loss) income	$(785,435)	$14,438
Change in loss and LAE reserves	293,221	87,811
Change in second-lien premium deficiency reserves	(8,585)	(46,000)
Deferred tax (benefit) provision	(393,344)	69,399
Depreciation and amortization, net	13,051	8,062
Change in unearned premiums	(85,980)	(89,181)
Change in deferred policy acquisition costs	11,647	17,676
Net payments related to derivative contracts and VIE debt (1)	(110,606)	(45,669)
Equity in earnings of affiliates	(14,668)	(15,662)
Distributions from affiliates (1)	29,498	6,441
Proceeds from sales of trading securities (1)	—	1,135,051
Purchases of trading securities (1)	—	(2,918,809)
Net losses (gains) on other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	652,170	(66,486)
Decrease in prepaid federal income taxes (1)	—	248,828
Change in reinsurance recoverables	42,141	(77,886)
Cash paid for commutations, terminations and recaptures (1)	(93,179)	—
Gain on sale of affiliate	(34,815)	—
Change in other assets	3,492	(19,060)
Change in accounts payable and accrued expenses	20,673	92,882

Cash flows used in operating activities	$(460,719)	$(1,598,165)

(1)	Cash item.

Cash flows from operations for the first half of 2010 increased from the comparable period of 2009 mainly due to an increase in distributions from affiliates and the recategorization of the purchases and sales of trading securities to cash flows from investing activities, as that activity is more consistent with our overall investment strategy. We expect that we will use more cash than we generate from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $1.8 billion at June 30, 2010, compared to $2.0 billion at December 31, 2009. The decrease in stockholders’ equity resulted primarily from our net loss of $785 million for the first half of 2010, offset by $526 million of proceeds from the May 2010 Offering.

Ratings

Radian Group and our principal operating subsidiaries have been assigned the financial strength ratings provided in the chart below. We believe that this rating agency information is often considered by others in assessing our liquidity and financial strength and, historically, it also has been a significant factor in determining our eligibility to participate with the GSEs. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” in Item 1A of Part II of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. We include this information only for disclosure-related purposes.

	MOODY’S (1)	S&P (2)
Radian Group	Caa1	CCC+
Radian Guaranty	Ba3	B+
Radian Insurance	B1	(3)
Amerin Guaranty	Ba3	B+
Radian Asset Assurance	Ba1	BB-

(1)	Moody’s ratings outlook for Radian Group, Radian Guaranty, Radian Insurance and Amerin Guaranty is currently Positive. Moody’s ratings outlook for Radian Asset Assurance is currently Stable.
(2)	S&P’s ratings outlook for Radian Group and all our insurance subsidiaries, except Radian Insurance, is currently Negative.
(3)	Ratings have been withdrawn.

Recent Ratings Actions—Moody’s

On May 6, 2010, Moody’s affirmed the insurance financial strength ratings of our mortgage insurance subsidiaries and the senior debt rating of Radian Group and changed its rating outlook to positive from negative. The rating action was prompted by the May 2010 Offering. Moody’s noted that its positive outlook on our mortgage insurance operations reflects our improved business prospects in an attractive new production market, while its positive outlook on Radian Group reflects our demonstrated access to capital and improved liquidity. Moody’s noted, however, that uncertain future demand for mortgage insurance and weakened capital positions of mortgage insurers due to the housing downturn continue to weigh heavily on Radian Group and the mortgage insurance industry’s overall credit profile. Moody’s also affirmed the insurance financial strength rating and stable outlook of Radian Asset Assurance.

Recent Ratings Actions—S&P

On May 24, 2010, S&P raised its corporate ratings on Radian Group to CCC+ with a negative outlook from CCC with a stable outlook. The rating action was prompted by the improved liquidity of Radian Group from the May 2010 Offering. While noting Radian Group’s improved liquidity and increased ability to provide additional capital to its subsidiaries, S&P’s financial strength ratings for our mortgage insurance subsidiaries remains unchanged due to the ongoing economic uncertainty and the ultimate losses that may be realized. S&P noted that the outlook for Radian Group and Radian Guaranty is negative, largely reflecting the ongoing economic uncertainty and potential for litigation risk relating to our rescissions and claim denials.

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

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive monthly payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. We also forecast the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”). Based on these estimates, we arrive at our estimate of loss reserves at a given point in time.

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

With respect to loans that are in an early stage of default, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for loans in the early stage of default are more volatile in nature than for loans that are in the later stage of default, which generally require a larger reserve. As the default proceeds towards foreclosure, there is generally more certainty around these estimates as a result of the aged status of the defaulted loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured), the reserve for that loan is removed from the reserve for losses and LAE. We also establish reserves for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary.

We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount, we do not establish a reserve for the defaulted loans associated with the contract. We generally do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency” below for an exception to this general principle.

Each loan that we insure is unique, but for purposes of reserve modeling, loans are aggregated into similar groups. The attributes used to define the groups include the default status of the loans (i.e., number of days past due), product type (Prime, Alt-A, and Subprime), type of insurance, (i.e., primary or pool), vintage year, loss position (i.e., with or without a deductible), and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. Recently, we have experienced a significant increase in our insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance, and state grouping based on the average of recently observed severity rates. These average severity estimates are applied to individual loan coverage amounts to determine reserves.

Our projected default to claim rate was 38% at June 30, 2010, and 36% at December 31, 2009. A key assumption affecting our reserving methodology is that future ultimate default to claim rates and severities will be consistent with our recent experience. While we expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio, we have begun to experience a modest decrease in our rescission and denial rates. Our increase in the rate of rescissions and denials has led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a certificate of insurance or denied a claim. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials. Although we believe that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions and denials in any potential legal actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies or pay additional claims.

The following table shows the mortgage insurance range of loss and LAE reserves and recorded reserves for losses and LAE, as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010			As of December 31, 2009
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$3,348.8	$3,964.7	$3,656.7	$3,159.9	$3,741.2	$3,450.5

Reserves for our mortgage insurance business are recorded based on our estimate of loss and LAE reserves. We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at June 30, 2010 represents our best estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity of first-lien loss reserve estimates at June 30, 2010, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (27% of unpaid principal balance at June 30, 2010), we estimated that our loss reserves would change by approximately $104 million at June 30, 2010. For every one percentage point change in pool claim severity (45% of unpaid principal balance at June 30, 2010), we estimated that our loss reserves would change by approximately $13 million at June 30, 2010. For every one percentage point change in our overall default to claim rate (38% at June 30, 2010, including our assumptions related to rescissions and denials), we estimated a $90 million change in our loss reserves at June 30, 2010.

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

Numerous factors affect our ultimate claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of June 30, 2010, our modeled loan default projections assume that the rate at which current loans move into default will remain consistent with those rates observed at December 31, 2009, until the end of 2010, and will gradually return to normal historical levels over the subsequent two years.

The following table illustrates our net projected premium excess on our first-lien portfolio:

First-lien portfolio (In millions):	June 30 2010	December 31 2009
Net present value of expected premiums	$2,701	$2,823
Net present value of expected losses and expenses	(4,529)	(4,299)
Reserve for premiums and losses established, net of reinsurance recoverables	2,971	2,785

Net projected premium excess	$1,143	$1,309

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2010 or December 31, 2009. Expected losses are based on an assumed paid claim rate of approximately 13.4% on our total primary first-lien mortgage insurance portfolio, which includes both delinquent loans and current loans, comprising 9.7% on prime, 29.9% on subprime and 27.0% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans, as part of our loss mitigation efforts, is expected to partially offset the impact of expected defaults and claims.

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

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Second-lien PDR (In thousands):	2010	2009	2010	2009
Balance at beginning of period	$24,126	$38,677	$25,357	$86,861
Incurred losses recognized in loss reserves	(5,152)	(4,458)	(10,232)	(65,997)
Premiums recognized in earned premiums	734	2,150	1,244	3,385
Changes in underlying assumptions	(3,324)	7,154	162	20,260
Accretion of discount and other	388	(2,662)	241	(3,648)

Balance at end of period	$16,772	$40,861	$16,772	$40,861

During the three and six months ended June 30, 2010, the second-lien PDR decreased by approximately $7.4 million and $8.6 million, respectively, primarily as a result of the normal transfer of premium deficiency reserves to loss reserves and changes in assumptions. Our second-lien portfolio is relatively seasoned, and as a result, we do not believe that future changes in macroeconomic factors will result in significant changes to our current loss projections.

Fair Value of Financial Instruments

Our fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with this standard. Effective January 1, 2010, we adopted the update to the accounting standard regarding fair value measurements and disclosures. This update requires new disclosures regarding significant transfers in and out of Level I and Level II fair value measurements. Additional disclosures regarding the reconciliation of Level III fair value measurements are not required until 2011.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2010, our total Level III assets were approximately 3.5% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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

Hybrid securities—These instruments are convertible securities measured at fair value. The estimated fair value is derived, in part, by utilizing dealer quotes and observed bond and stock prices. For certain securities, the underlying security price may be adjusted to account for observable changes in the conversion and investment value from the time the quote was obtained. These securities are categorized in Level II of the fair value hierarchy.

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

Other investments—These securities primarily consist of short-term commercial paper for CPS trusts, which are categorized in Level II of the fair value hierarchy. The fair value of the remaining securities are categorized in Level III of the fair value hierarchy, and are generally estimated by discounting estimated future cash flows.

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

We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and we can develop cash flow projections that we believe would represent the view of a typical market participant, we believe it is necessary to change to a discounted cash flow model from a credit spread valuation model. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. When the particular circumstances of a specific transaction, rather than systemic market risk or other market factors, becomes the dominant driver of fair value, the credit spread valuation approach will generally result in a fair value that is different than the discounted cash flow valuation and, we believe, less representative of a typical market participant’s view. Therefore, in these instances, we believe the discounted cash flow valuation approach, and not the credit spread valuation approach, provides a fair value that better represents a typical market participant’s view, as it results in a reasonable estimation of the credit component of fair value at a point in time where the index is no longer representative of the fair value of the particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, where very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.

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

Put Options on CPS and Consolidated CPS VIE debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts effective January 1, 2010. During the second quarter of 2010, we entered into an agreement to purchase the majority of the remaining trust, and also consolidated the assets and liabilities of that trust. The consolidated CPS VIE debt is categorized in Level III of the fair value hierarchy. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our put options on CPS.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE debt

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives, NIMS derivative assets or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a significant reduction of the derivative liability. Since NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives, NIMS derivative assets and NIMS VIE debt are all categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS VIEs, the fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally-generated valuation model.

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $266.3 million as of June 30, 2010, which is our best estimate of settlement value at that date and represents substantially all of our total risk in force. The recorded fair value of our total net liabilities related to NIMS as of June 30, 2010 was $241.9 million, of which $11.3 million relates to derivative assets and $253.2 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread which has resulted in a fair value amount that is $24.4 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 85% of the aggregate net par outstanding of our corporate CDO transactions (as of June 30, 2010) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the

“risk-neutral” model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the “risk-neutral modeling” approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread, and the default probability of the transaction is determined as described above under “Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.

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

TruPs CDOs—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks and insurance companies, as well as real estate investment trusts and other financial institutions, whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. Beginning in the third quarter of 2009, we began to use a discounted cash flow valuation approach to determine fair value for these transactions. As a result of significant credit deterioration during the third quarter of 2009, we determined that the market spreads utilized in prior periods were no longer a relevant key assumption in determining fair value of these transactions. We utilize a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default remains outstanding as of the termination date of our CDS coverage (the “Conditional Liquidity Claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a Conditional Liquidity Claim. A discounted cash flow valuation is also performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a Conditional Liquidity Claim and one in which the claim is not made.

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

CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDO of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses can be estimated.

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

Prior to January 1, 2010, our guaranty on our sole outstanding directly insured CDO of ABS transaction was accounted for as a derivative. Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for this CDO of ABS transaction and consolidated the VIE assets and liabilities as of January 1, 2010. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by this VIE, which primarily consist of trading securities, interest rate swaps and VIE debt to note holders in the trust. The fair value election results in a net fair value of the VIE assets and VIE liabilities that is equal to the fair value liability of our exposure as previously accounted for as a derivative. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the primary beneficiary analysis and the related financial impact to our financial position, financial performance and cash flows.

The investment securities in this VIE have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows based on our internal credit analysis, which is based on the current performance of each security. The present value of the expected cash flows from the securities is then determined using a discount rate derived from the BBB- ABX.HE index. The present value of the insured cash flows (which represents the VIE debt) is determined using a discount rate that is equal to our CDS rate plus a risk-free rate. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.

The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $460.5 million at June 30, 2010. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of June 30, 2010 was less than our maximum principal exposure, as the fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE. Because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.

CDOs of CMBS—The fair premium amounts for our CDO of CMBS transactions for a typical market participant are derived first by observing the spreads of the CMBX indices that match the underlying reference obligations of our transactions. A mezzanine tranche is then priced through a standard CDO model. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on vintages and credit rating. For each of our CDO of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating. Each of our CDO of CMBS transactions contains a mezzanine tranche that is subordinate to our insured tranche. Because the observable CMBS indices do not have a similar mezzanine tranche, we use an internal CDO pricing model in order to adjust fair value for this structural feature. A standard CDO pricing model was calibrated to establish the market pricing at inception. This CDO pricing model is then applied to the current valuation period to derive the fair premium for the mezzanine tranche. The typical fair premium amount represents the estimated fair value of the expected future fair premiums determined by using a discount rate equal to the CDS spread of a typical market participant plus a risk-free rate.

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

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of June 30, 2010, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

Other Financial Guaranty VIE Consolidated Assets/Liabilities

Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for two other VIEs as of January 1, 2010, for which we have provided financial guarantees. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by these two VIEs, which primarily consist of manufactured housing loans and VIE debt to note holders in the trust. The fair value election allows us to offset the changes in fair value of the assets and liabilities of the trust, providing a better representation of our net exposure to the VIEs. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the primary beneficiary analysis and the related financial impacts to our financial position, financial performance and cash flows.

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

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $131.0 million; however, we do not currently expect to pay any claims related to these two VIEs. At June 30, 2010, we recorded $116.1 million of other assets, $115.6 million of VIE debt and $0.5 million of accounts payable and accrued expenses associated with these two VIEs.

Mortgage Insurance International and Domestic CDS

In determining the estimated fair value of our mortgage insurance international and domestic CDS, we use the following information: (1) non-binding fair value quotes from our counterparties on each respective transaction, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of quarterly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determine estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. We make an adjustment to the fair value amount described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs. Our international CDS transaction is categorized in Level III of the fair value hierarchy. In the second quarter of 2009, we terminated our remaining mortgage insurance domestic CDS.

VIEs

Effective January 1, 2010, we adopted the update to the accounting standard regarding accounting for transfers of financial assets. This update is intended to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this update removes the concept of a QSPE from the accounting standard related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from applying the accounting standard related to the consolidation of VIEs. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the financial statement impact of this standard.

Effective January 1, 2010, we adopted the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. This amendment requires that entities previously considered QSPEs be evaluated for consolidation as VIEs. It also amends certain guidance in the accounting standard related to the consolidation of VIEs for determining whether an entity is the primary beneficiary of a VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required, and the quantitative approach previously required for determining the primary beneficiary of a VIE is eliminated. The quantitative approach that was eliminated was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This update requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This qualitative analysis identifies the primary beneficiary of a VIE as the enterprise that has both (i) the power to most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant us additional rights to influence or control the economic performance of the VIE upon the occurrence of an event of default or a servicer termination event, or the breach of a performance trigger, and our obligation to absorb significant losses. Due to the continued deterioration of the performance of many of our financial guaranty transactions, the breach of these performance tests and events could occur. When we obtain control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we have become the primary beneficiary. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the financial statement impact of this standard.

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

In accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we use an annualized effective tax rate to compute our tax expense each quarter. We adjust this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year true-ups. Given the uncertainty of the impact of these discrete items for the full year of 2010, which directly affects our ability to estimate our pre-tax income or loss and the associated effective tax rate for the full year of 2010, we believe it is appropriate to treat these items discretely when developing our effective tax rate each quarter. Future changes in these discrete items during the year will impact our annualized effective tax rate.

Recent Accounting Pronouncements

We adopted the accounting standards updates regarding accounting for transfers of financial assets and improvements to financial reporting by enterprises involving VIEs that became effective on January 1, 2010, as detailed in Note 5.

In March 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding derivatives and hedging. This update clarifies how to determine whether embedded credit derivatives, including those interests held in collateralized debt obligations and synthetic collateralized debt obligations, should be bifurcated and accounted for separately. This update is effective for fiscal quarters beginning after June 15, 2010. Management is currently evaluating the impact that may result from the adoption of this standard.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our investment securities and certain financial guaranty contracts. This analysis is performed by determining the potential loss in future earnings, fair values or cash flows of market-risk-sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices.

Our sensitivity analysis for interest-rates and credit spreads is generally calculated as a parallel shift in yield curve with all other factors remaining constant. In addition, on a quarterly basis, we review changes in interest rates, foreign currency exchange rates, credit spreads and equity prices to determine whether there has been a material change in our market risk since that presented in connection with our annual sensitivity analysis.

Interest-Rate Risk

The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and we have determined that the fair value of our interest-rate-sensitive investment assets is materially exposed to changes in interest rates.

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at June 30, 2010 and December 31, 2009, was $7.2 billion and $6.1 billion, respectively, of which 85% and 95%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At June 30, 2010, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $303.8 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $288.7 million. At June 30, 2010, the average duration of the fixed-income portfolio was 4.7 years. The market value and carrying value of our long-term debt at June 30, 2010 was $587.6 million and $665.4 million, respectively.

Credit Risk

We provide credit protection in the form of CDS and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS, and TruPs. With the exception of NIMS, one CDO of ABS and our insured TruPs CDOs (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of June 30, 2010. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table. Radian’s five-year CDS spread was 7.01% at June 30, 2010. The five-year CDS spread is an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

NIMS related ($ in millions)
Weighted average credit spread	44.18%
Fair value of net liabilities (1)	$241.9

	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of credit spreads	0% change in credit spreads	10% widening of credit spreads
	(In millions)
50% tightening of Radian’s CDS spread	$11.7	$11.8	$11.9
0 basis points change in Radian’s CDS spread	(0.1)	—	0.1
50% widening of Radian’s CDS spread	(10.5)	(10.4)	(10.3)

Corporate CDOs ($ in millions)
Weighted average credit spread	1.18%
Fair value of net liabilities	$244.4

	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of credit spreads	0% change in credit spreads	10% widening of credit spreads
	(In millions)
50% tightening of Radian’s CDS spread	$247.4	$309.9	$372.4
0 basis points change in Radian’s CDS spread	(32.7)	—	28.7
50% widening of Radian’s CDS spread	(149.6)	(133.3)	(116.1)

Non-Corporate CDO related (2) ($ in millions)
Weighted average credit spread	2.80%
Fair value of net liabilities (3)	$623.6

	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of credit spreads	0% change in credit spreads	10% widening of credit spreads
	(In millions)
50% tightening of Radian’s CDS spread	$506.9	$535.5	$564.4
0 basis points change in Radian’s CDS spread	(20.3)	—	20.6
50% widening of Radian’s CDS spread	(314.9)	(300.3)	(285.3)

(1)	Includes VIE debt of $253.2 million and NIMS derivative assets of $11.3 million.
(2)	Includes TruPs, CDOs of CMBS, CDOs of ABS and other non-corporate CDOs.
(3)	Includes net VIE liabilities of $173.4 million and net derivative liabilities of $450.2 million.

Given the relatively high level of volatility in spreads for our derivative transactions and VIE debt (including our own CDS spread), the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.

Foreign Exchange Rate Risk

We analyzed our currency exposure as of June 30, 2010, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $10.7 million as of June 30, 2010.

At June 30, 2010, we held approximately $22.0 million of investments denominated in Euros. The value of the Euro against the U.S. dollar weakened from 1.40 at June 30, 2009, to 1.22 at June 30, 2010. At June 30, 2010, we held approximately $40.7 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0104 at June 30, 2009, to 0.0113 at June 30, 2010.

Equity Market Price

At June 30, 2010, the market value and cost of our equity securities were $240.7 million and $248.1 million, respectively. Included in the market value and cost of our equity securities is $80.2 million and $80.1 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $24.1 million as of June 30, 2010.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2010 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case, which was granted on July 16, 2009, dismissing the complaint without prejudice. The plaintiffs filed an amended complaint on August 17, 2009. On May 26, 2010, the court granted our motion to dismiss, dismissing this case with prejudice.

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated position and results of operations.

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. Certain of our current and former employees and directors have provided voluntary testimony in this matter. We believe that the investigation generally relates to the previously proposed merger of Radian Group with MGIC Investment Corporation (“MGIC”) and Radian Group’s investment in C-BASS. We are cooperating with the requests of the SEC. This matter is ongoing and no assurance can be given that the SEC will not recommend an enforcement action against us or one or more of our current and former employees or directors.

Item 1A.	Risk Factors.

There have been no material changes in the risks affecting us or our subsidiaries as reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, except as set forth below.

Insurance rescissions and claim denials may not continue at the levels we have recently experienced and an increasing number of lender customers are challenging our rescissions and claim denials.

In recent years, the amount of insurance we have rescinded or claims that we have denied due to fraud, misrepresentation, underwriting negligence or other violations of our insurance policies has increased significantly. These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our reserve for losses. Our estimate of rescissions and denials had the effect of reducing our loss reserves as of June 30, 2010, by approximately $1.3 billion. In addition, during 2009 and in the first and second quarters of 2010, we rescinded or denied approximately $904 million, $277 million and $203 million, respectively, of first-lien claims submitted to us for payment (“submitted claims”), compared to approximately $166 million for 2008 and $158 million and $224 million for the first and second quarters of 2009. Of the claims rescinded or denied in 2009 and the first and second quarters of 2010, approximately $440 million, $157 million and $127 million, respectively, related to claims from policies where we were in a first loss position and would have paid the claim absent the rescission or denial, while approximately $464 million, $120 million and $76 million, respectively, related to claims where we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies. These amounts also include a small amount of submitted claims that were subsequently withdrawn by the insured. Although we expect a high level of rescissions and denials to continue in light of our significant default inventory of poorly underwritten loans primarily originated during 2005 through 2008, we experienced lower than expected rescission and claim activity in the first half of 2010 and can provide no assurance that rescissions and denials will continue at the increased levels we have recently experienced or will continue to materially mitigate paid losses.

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

The determination of our reserve for losses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. If the actual amount of rescissions and denials is much lower than our estimate, as a result of litigation, settlements or other factors, or our reserving assumptions regarding future rescissions and denials continues to decrease, our losses may be materially increased, which could have a material adverse effect on our financial condition and results of operations. For additional information regarding the determination of a reserve for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” of this Report.

As a holding company, Radian Group relies on its operating subsidiaries to fund its dividend payments and to meet its obligations, has intercompany payment obligations under its tax sharing agreement and could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required by insurance laws or regulators, the GSEs or the rating agencies.

Radian Group acts principally as a holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s most significant liquidity demands for the foreseeable future include funds for (i) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) repayment of the principal amount of our outstanding long-term debt, including the principal amount of our debentures due in June 2011, of which $160.3 million is outstanding as of June 30, 2010, as well as $250 million in principal amount of senior notes due in each of 2013 and 2015, (iv) payments to our insurance subsidiaries under our tax-sharing agreement, including our current estimate of approximately $51 million and $77 million to be paid to Radian Guaranty in October 2010 and 2011, respectively, (v) capital support for our insurance subsidiaries, and (vi) the payment of dividends on our common stock. Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $619 million at June 30, 2010.

Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs or the rating agencies. Under Texas insurance regulations, to be an authorized reinsurer, CMAC of Texas is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas had statutory surplus of $23.6 million as of June 30, 2010. In connection with a financial examination of CMAC of Texas by the Texas Department of

Insurance (“TXDOI”) for the January 1, 2007 through December 31, 2008 period, the TXDOI examiners notified us that they do not agree with our statutory accounting treatment pertaining to the tax adjustments resulting from the IRS examination of Radian Group’s 2000 through 2004 tax years. The TXDOI examiners have proposed a reduction to CMAC of Texas’s statutory surplus of approximately $128 million and, if such adjustment is sustained, CMAC of Texas would require additional capital support to maintain the minimum $20 million statutory surplus. We intend to appeal the proposed adjustment. While we disagree with the TXDOI’s proposed adjustment to CMAC of Texas’s statutory surplus, and believe that our accounting treatment pertaining to these issues will ultimately prevail, we can give no assurance that we will not be required to provide the additional capital support required. In addition, due to the disagreement regarding the statutory accounting treatment for these issues, CMAC of Texas has not been able to file its annual audited statutory financial statements, which were due on June 30, 2010. The TXDOI has informed us that it does not plan to take any action at this time with regard to CMAC of Texas not being in compliance with this filing requirement. However, given our current non-compliance, we believe the TXDOI could revoke or restrict CMAC of Texas’s ability to write new intercompany reinsurance at any time. Because CMAC of Texas provides reinsurance to Radian Guaranty, any such action could have a significant negative impact on Radian Guaranty’s ability to write new mortgage insurance business and potentially harm the value of our mortgage insurance franchise.

In addition, Radian Group may be required to make additional payments to its subsidiaries under its tax-sharing agreement as follows:

•

In November 2009, new tax legislation was enacted that provides an election to extend the existing carryback period for applicable NOLs incurred in either 2008 or 2009 (but not both years) from two years to up to five years. While the overall impact depends, in part, upon the potential outcome of the current IRS examination for our 2000 through 2007 tax years, we do not believe that the newly enacted provisions will have a material impact on Radian Group’s consolidated federal income tax position. If we elect to extend our carryback period pursuant to this legislation, and depending upon whether such election is made with regard to the 2008 or 2009 tax year, we could be required to pay additional amounts ranging from approximately $16 million to $37 million to one or more of our subsidiaries under the tax-sharing agreement.

•

As of the balance sheet dates, certain insurance subsidiaries have incurred estimated NOLs on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carryback provisions of the IRC. As a result, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual net operating loss carryforward under the IRC, then we will be obligated under the tax-sharing agreement to fund such subsidiary’s share of the net operating loss that has been utilized on a consolidated group tax return basis. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.

Dividends from our insurance subsidiaries and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In light of ongoing losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is able to declare dividends, these dividends will be paid to Radian Guaranty, and not to Radian Group. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

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

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a sweeping financial reform bill, was signed into law. The Dodd-Frank Act contains many new regulations and mandates additional significant rule-making by several regulatory agencies to implement its far reaching provisions. Therefore, the full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses will remain uncertain until the final rules are implemented, which could take a year or more. The Dodd-Frank Act, among others things:

•

Requires securitizers to retain some of the risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. The Dodd-Frank Act provides that the definition of “qualified residential mortgages” will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance. In addition, the Dodd-Frank Act authorizes regulators to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a “qualified mortgage.” Depending on whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions, this legislation could materially adversely affect the amount of new mortgage insurance that we write.

•

May impose additional reporting, capital and collateral requirements on our financial guaranty business, including potentially, the posting of collateral for existing derivative contracts. Although Senators Christopher Dodd and Blanche Lincoln have written that the capital and margin requirements of the Dodd-Frank Act are not intended to apply retroactively to existing derivative contracts, the Dodd-Frank Act is silent on this point, leaving the determination to the applicable regulatory agencies in their rule-making under the Dodd-Frank Act. We can provide no assurance that these requirements will not be applied retroactively to our existing derivative contracts, which if so applied, would likely have a significant negative impact on the capital base of our financial guaranty and mortgage insurance businesses, and consequently, could have a material adverse effect on these businesses and on our financial condition and results of operations.

•

Sets new limitations and restrictions on banking, derivatives and asset-backed securities that may make it more difficult for us to commute, restructure, hedge or otherwise mitigate losses or reduce exposure on our existing financial guaranty portfolio.

We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act, the affect such regulations will have on financial markets generally, or on our mortgage insurance and financial guaranty businesses specifically, the additional costs associated with compliance with such regulations, and any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse affect on our businesses, cash flows, financial condition and results of operations.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
3.1	Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2010 and filed on May 18, 2010)

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 4, 2010)

4.1	First Amendment to the Amended and Restated Tax Benefit Preservation Plan, dated as of May 3, 2010, between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 3, 2010 and filed on May 4, 2010)

*+10.1	2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010, between the Registrant and Sanford A. Ibrahim

*+10.2	2010 Stock Option Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010, between the Registrant and Sanford A. Ibrahim

*+10.3	Form of 2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan

*+10.4	Form of 2010 Stock Option Agreement under the 2008 Equity Compensation Plan

*+10.5	Form of 2010 Executive Long-Term Incentive Cash Plan Award

10.6	Securities Purchase Agreement by and between Radian Guaranty Inc. and Sherman Financial Group LLC dated May 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 4, 2010)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: August 9, 2010	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.1	Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2010 and filed on May 18, 2010)

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 4, 2010)

4.1	First Amendment to the Amended and Restated Tax Benefit Preservation Plan, dated as of May 3, 2010, between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 3, 2010 and filed on May 4, 2010)

*+10.1	2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010, between the Registrant and Sanford A. Ibrahim

*+10.2	2010 Stock Option Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010, between the Registrant and Sanford A. Ibrahim

*+10.3	Form of 2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan

*+10.4	Form of 2010 Stock Option Agreement under the 2008 Equity Compensation Plan

*+10.5	Form of 2010 Executive Long-Term Incentive Cash Plan Award

10.6	Securities Purchase Agreement by and between Radian Guaranty Inc. and Sherman Financial Group LLC dated May 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 4, 2010)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.