Form 10-Q
period 2010-09-30
RADIAN GROUP INC
filed 2010-11-08
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,942,783 shares of common stock, $0.001 par value per share, outstanding on October 29, 2010.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

changes in general financial and political conditions, such as the failure or significant delay of the U.S. economy to recover from the most recent recession or the U.S. economy reentering a recessionary period following a brief period of stabilization or even growth, the lack of meaningful liquidity in the capital markets or in the credit markets, a prolonged period of high unemployment rates and limited home price appreciation or further depreciation (which has resulted in some borrowers voluntarily defaulting on their mortgages when their mortgage balances exceed the value of their homes), changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, or investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

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

•

a decrease in the level of future insurance rescissions and claim denials from the current elevated levels, which rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves;

•

the negative impact our insurance rescissions and claim denials may have on our relationships with customers, including the potential loss of customers and heightened risk of disputes and litigation; and, in the event that we are unsuccessful in defending our rescissions or denials, the need to reestablish loss reserves for, and reassume risk on, rescinded loans and pay additional claims;

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

•

heightened competition for our mortgage insurance business from others such as the Federal Housing Administration and the Veterans’ Administration or other private mortgage insurers (in particular, the FHA and those private mortgage insurers that have been assigned higher ratings from the major rating agencies or new entrants to the industry);

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

•

the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the financial services industry in general, and on our mortgage insurance and financial guaranty businesses in particular;

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements. (Unaudited)

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per share amounts)	September 30 2010	December 31 2009
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $13,630 and $20,308)	$12,893	$19,283
Fixed-maturities available for sale—at fair value (amortized cost $349,431 and $1,667,108)	309,567	1,555,827
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $86,500 and $0)	4,027,767	2,679,532
Equity securities available for sale—at fair value (cost $162,959 and $173,418)	170,466	176,251
Hybrid securities—at fair value	432,183	279,406
Short-term investments (including VIE investments of $149,977 and $99,918)	1,381,187	1,401,157
Other invested assets—at cost	54,197	25,739

Total investments	6,388,260	6,137,195
Cash	19,559	41,574
Restricted cash	31,085	35,607
Investment in affiliates	133	121,480
Deferred policy acquisition costs	146,475	160,281
Accrued investment income	38,507	38,151
Accounts and notes receivable (less allowance of $91,105 and $77,476)	148,561	173,331
Property and equipment, at cost (less accumulated depreciation of $91,080 and $89,062)	13,743	16,197
Derivative assets (including VIE derivative assets of $11,502 and $12,182)	26,995	68,534
Deferred income taxes, net	728,230	440,948
Reinsurance recoverables	586,370	628,572
Receivable for securities	134,538	5,141
Other assets (including VIE other assets of $115,704 and $0)	320,195	209,295

Total assets	$8,582,651	$8,076,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$707,265	$823,621
Reserve for losses and loss adjustment expenses (“LAE”)	3,592,973	3,578,982
Reserve for premium deficiency	25,399	25,357
Long-term debt	664,901	698,222
VIE debt—at fair value (including $12,758 and $18,493 of non-recourse debt)	496,293	296,080
Derivative liabilities (including VIE derivative liabilities of $23,340 and $0)	530,688	238,697
Payable for securities purchased	282,477	28,921
Accounts payable and accrued expenses (including VIE accounts payable of $770 and $0)	351,035	381,432

Total liabilities	6,651,031	6,071,312

Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,398,463 and 99,989,972 shares issued at September 30, 2010 and December 31, 2009, respectively; 132,942,783 and 82,768,856 shares outstanding at September 30, 2010 and December 31, 2009, respectively	150	100
Treasury stock, at cost: 17,455,680 and 17,221,116 shares at September 30, 2010 and December 31, 2009, respectively	(891,989)	(889,496)
Additional paid-in capital	1,896,068	1,363,255
Retained earnings	928,025	1,602,143
Accumulated other comprehensive loss	(634)	(71,008)

Total stockholders’ equity	1,931,620	2,004,994

Total liabilities and stockholders’ equity	$8,582,651	$8,076,306

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenues:
Premiums written—insurance:
Direct	$200,820	$201,571	$579,855	$593,794
Assumed	575	(206,560)	(8,596)	(203,362)
Ceded	(26,588)	(33,071)	(81,050)	(109,835)

Net premiums written	174,807	(38,060)	490,209	280,597
Decrease in unearned premiums	29,130	247,547	115,442	333,734

Net premiums earned—insurance	203,937	209,487	605,651	614,331
Net investment income	46,554	54,032	140,531	163,566
Change in fair value of derivative instruments	229,783	(30,857)	(372,777)	(42,955)
Net gains on other financial instruments	99,140	96,508	49,586	175,962
Total other-than-temporary impairment losses	(34)	(3)	(90)	(873)
Losses recognized in other comprehensive income (loss)	—	—	—	—

Net impairment losses recognized in earnings	(34)	(3)	(90)	(873)
Gain on sale of affiliate	—	—	34,815	—
Other income	1,951	2,467	5,654	10,487

Total revenues	581,331	331,634	463,370	920,518

Expenses:
Provision for losses	344,389	404,904	1,323,435	864,408
Provision for premium deficiency	8,628	(31,569)	43	(77,569)
Policy acquisition costs	11,054	14,193	42,719	54,114
Other operating expenses	43,052	54,034	143,273	161,271
Interest expense	9,502	11,296	28,551	35,890

Total expenses	416,625	452,858	1,538,021	1,038,114

Equity in net income of affiliates	—	7,946	14,668	23,608

Pretax (loss) income	164,706	(113,278)	(1,059,983)	(93,988)
Income tax (benefit) provision	52,521	(42,828)	(386,733)	(37,976)

Net (loss) income	$112,185	$(70,450)	$(673,250)	$(56,012)

Basic net (loss) income per share	$0.85	$(0.86)	$(6.20)	$(0.69)

Diluted net (loss) income per share	$0.84	$(0.86)	$(6.20)	$(0.69)

Weighted-average number of common shares outstanding—basic	132,324	81,749	108,608	81,761

Weighted-average number of common and common equivalent shares outstanding—diluted	133,520	81,749	108,608	81,761

Dividends per share	$0.0025	$0.0025	$0.0075	$0.0075

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
					Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other
BALANCE prior to implementation effects JANUARY 1, 2009	$98	$(888,057)	$1,350,704	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710
Cumulative effect of adoption of Accounting for Financial Guaranty Contracts	—	—	—	(37,587)	—	—	—	(37,587)

BALANCE, JANUARY 1, 2009, as adjusted	$98	$(888,057)	$1,350,704	$1,729,359	$13,966	$(196,480)	$(16,467)	$1,993,123
Cumulative effect of adoption of Recognition and Presentation of Other-Than-Temporary Impairments	—	—	—	21,490	—	(21,490)	—	—
Comprehensive income:
Net loss	—	—	—	(56,012)	—	—	—	(56,012)
Unrealized foreign currency translation adjustment, net of tax of $3,067	—	—	—	—	5,695	—	—	5,695
Unrealized holding gains arising during the period, net of tax of $116,772	—	—	—	—	—	216,864	—	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $17,798	—	—	—	—	—	(33,054)	—	—

Net unrealized gain on investments, net of tax of $98,974	—	—	—	—	—	183,810	—	183,810

Comprehensive income	—	—	—	—	—	—	—	133,493
Repurchases of common stock under incentive plans	—	(1,155)	1,155	—	—	—	—	—
Issuance of stock under benefit plans	2	—	2,856	—	—	—	—	2,858
Amortization of restricted stock	—	—	3,884	—	—	—	—	3,884
Stock-based compensation expense	—	—	8,116	—	—	—	—	8,116
Dividends declared	—	—	—	(618)	—	—	—	(618)
Pension net actuarial loss	—	—	—	—	—	—	14	14

BALANCE, SEPTEMBER 30, 2009	$100	$(889,212)	$1,366,715	$1,694,219	$19,661	$(34,160)	$(16,453)	$2,140,870

BALANCE, JANUARY 1, 2010	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994
Comprehensive loss:
Net loss	—	—	—	(673,250)	—	—	—	(673,250)
Unrealized foreign currency translation adjustment, net of tax of $1,171	—	—	—	—	2,280	—	—	—
Less: Reclassification adjustment for liquidation of foreign subsidiary, net of tax benefit of $240	—	—	—	—	(447)	—	—	—

Net foreign currency translation adjustment, net of tax of $931	—	—	—	—	1,833	—	—	1,833
Unrealized holding gains arising during the period, net of tax of $26,214	—	—	—	—	—	48,681	—	—
Less: Reclassification adjustment for net losses included in net loss, net of tax benefit of $1,668	—	—	—	—	—	3,099	—	—

Net unrealized gain on investments, net of tax of $27,882	—	—	—	—	—	51,780	—	51,780

Comprehensive loss	—	—	—	—	—	—	—	(619,637)
Sherman unrealized loss included in net loss, net of tax of $9,025	—	—	—	—	—	—	16,761	16,761
Repurchases of common stock under incentive plans	—	(2,493)	108	—	—	—	—	(2,385)
Issuance of common stock—stock offering	50	—	525,837	—	—	—	—	525,887
Issuance of common stock under benefit plans	—	—	3,035	—	—	—	—	3,035
Amortization of restricted stock	—	—	3,084	—	—	—	—	3,084
Stock-based compensation expense	—	—	749	—	—	—	—	749
Dividends declared	—	—	—	(868)	—	—	—	(868)

BALANCE, SEPTEMBER 30, 2010	$150	$(891,989)	$1,896,068	$928,025	$20,118	$(21,022)	$270	$1,931,620

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30
	2010	2009
Cash flows used in operating activities	$(947,468)	$(1,750,774)

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	1,216,270	1,965,290
Proceeds from sales of equity securities available for sale	6,329	33,373
Proceeds from sales of hybrid securities	122,171	178,672
Proceeds from sales of trading securities	3,948,225	—
Proceeds from redemptions of hybrid securities	—	33,686
Proceeds from redemptions of fixed-maturity investments available for sale	44,939	178,522
Proceeds from redemptions of fixed-maturity investments held to maturity	6,810	15,020
Purchases of fixed-maturity investments available for sale	—	(309,632)
Purchases of trading securities	(4,875,313)	—
Purchases of equity securities available for sale	—	(2,908)
Purchases of hybrid securities	(253,218)	(209,112)
Sales (purchases) of short-term investments, net	70,019	(17,370)
Purchases of other invested assets, net	(28,197)	(1,293)
Proceeds from sale of investment in affiliate	172,017	—
Purchases of property and equipment, net	(1,864)	(3,274)

Net cash provided by investing activities	428,188	1,860,974

Cash flows from financing activities:
Dividends paid	(868)	(618)
Paydown of other borrowings	—	(100,000)
Redemption of long-term debt	(29,348)	(57,669)
Issuance of common stock	525,887	—

Net cash provided by (used in) financing activities	495,671	(158,287)

Effect of exchange rate changes on cash	1,594	337
Decrease in cash	(22,015)	(47,750)
Cash, beginning of period	41,574	75,829

Cash, end of period	$19,559	$28,079

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$3,375	$(338,305)

Interest paid	$27,726	$34,975

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$11,621	$11,525

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

Our future performance and financial condition is subject to significant risks and uncertainties, including but not limited to, the following:

•

Potential adverse effects on us of the failure or significant delay of the United States (“U.S.”) economy to recover from deterioration in the housing and related credit markets and economic instability, which could increase our mortgage insurance or financial guaranty incurred losses beyond existing reserves (See Notes 8, 9 and 10).

•

Potential adverse effects if the capital and liquidity levels of Radian Group or our regulated subsidiaries’ statutory capital levels are deemed inadequate to support current business operations and strategies. Radian Guaranty Inc.’s (“Radian Guaranty”) statutory policyholders’ surplus and contingency reserves declined from $1.5 billion at December 31, 2009 to $1.3 billion at September 30, 2010. Radian Group has contributed $122 million to Radian Guaranty during the first nine months of 2010. Radian Guaranty also received a dividend of $69.2 million from Radian Asset Assurance Inc. (“Radian Asset Assurance”) in the second quarter of 2010. As a result of losses generated in the first nine months of 2010, and in order to maintain the minimum surplus requirements for two subsidiaries that reinsure risk from Radian Guaranty, Radian Group and Radian Guaranty contributed $101 million and $65 million, respectively, of capital to Commonwealth Mortgage Assurance Company (“CMAC”) of Texas and Radian Mortgage Insurance Inc. during the first nine months of 2010, including $8.5 million from Radian Guaranty to Radian Mortgage Insurance Inc. in the third quarter of 2010.

•

Potential adverse effects if Radian Guaranty’s regulatory risk-to-capital ratio was to increase above 25 to 1, including the possibility that regulators or the Government Sponsored Enterprises (“GSEs”) may limit or cause Radian Guaranty to cease underwriting new mortgage insurance risk. If we are then unable to continue writing new first-lien mortgage insurance business through Amerin Guaranty

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Corporation (“Amerin Guaranty”), it will significantly impair our franchise value and reduce our cash flow associated with new business while we continue to honor and settle all valid claims and related expenses. At September 30, 2010 this ratio was 17.2 to 1.

•

Potential adverse effects if Radian Guaranty were to lose its eligibility status with the GSEs, which could occur at any time at the discretion of the GSEs. Loss of GSE eligibility would likely result in a significant curtailment of our ability to write new mortgage insurance business, which would significantly impair our franchise value and limit our cash flow arising from new business while we continue to honor and settle all valid claims and related expenses.

•

Potential adverse effects on Radian Group liquidity if regulators or the GSEs limit, disallow or terminate our expense allocation agreements among Radian Group and its subsidiaries. In the first nine months of 2010, Radian Group received $81 million in reimbursements from its subsidiaries under these agreements.

It is possible that the actual outcome of one or more of our plans or forecasts could be materially different, or that one or more of our estimates about the potential effects of the risks and uncertainties above or described elsewhere in these financial statements, in particular, our estimate of losses, could prove to be materially different than our actual results. If one or more possible adverse outcomes were realized, there could be material adverse effects on our financial position, results of operations and cash flows.

Basic net (loss) income per share is based on the weighted-average number of common shares outstanding, while diluted net (loss) income per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. For the three months ended September 30, 2010, 2,790,978 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share because they were anti-dilutive. As a result of our net loss for the nine months ended September 30, 2010, 4,386,697 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share because they were anti-dilutive. For the three and nine months ended September 30, 2009, 4,752,900 shares of our common stock equivalents issued under our stock-based compensations plans were not included in the calculation of diluted net loss per share because they were anti-dilutive.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Level I and Level II fair value measurements. Additional disclosures regarding the reconciliation of Level III fair value measurements are not required until 2011.

Effective July 1, 2010, we adopted the update to the accounting standard regarding derivatives and hedging. This update clarifies how to determine whether embedded credit derivatives, including those interests held in collateralized debt obligations and synthetic collateralized debt obligations, should be bifurcated and accounted for separately. The adoption of this standard did not have a significant impact on our results of operations.

2. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business has different characteristics and strategies. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We evaluate operating segment performance based principally on net income. As a result of the sale of our remaining interest in Sherman Financial Group LLC (“Sherman”) in May 2010, our financial services segment consists solely of our 46% interest in C-BASS, whose operations are currently in run-off. As a result, this segment had no impact on our results of operations for the third quarter of 2010. Summarized financial information concerning our operating segments, as of and for the periods indicated, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Mortgage Insurance (In thousands)	2010	2009	2010	2009
Net premiums written—insurance	$174,419	$149,000	$499,360	$465,878

Net premiums earned—insurance	$181,731	$186,859	$539,062	$534,789
Net investment income	26,658	33,822	81,561	97,465
Change in fair value of derivative instruments	6,772	6,678	5,739	(28,455)
Net gains on other financial instruments	55,735	38,583	80,784	64,250
Net impairment losses recognized in earnings	(34)	(3)	(90)	(850)
Gain on sale of affiliate	—	—	—	—
Other income	1,870	2,299	5,292	9,865

Total revenues	272,732	268,238	712,348	677,064

Provision for losses	347,800	376,488	1,304,513	840,974
Provision for premium deficiency	8,628	(31,569)	43	(77,569)
Policy acquisition costs	6,444	8,672	29,061	22,332
Other operating expenses	31,690	39,440	103,562	110,724
Interest expense	3,251	3,739	6,920	12,052

Total expenses	397,813	396,770	1,444,099	908,513

Equity in net income of affiliates	—	—	—	—

Pretax loss	(125,081)	(128,532)	(731,751)	(231,449)
Income tax benefit	(50,090)	(45,912)	(267,700)	(73,048)

Net loss	$(74,991)	$(82,620)	$(464,051)	$(158,401)

Cash and investments	$3,722,189	$4,093,265
Deferred policy acquisition costs	37,144	30,528
Total assets	5,324,822	5,231,755
Unearned premiums	199,764	266,122
Reserve for losses and LAE	3,504,181	3,387,740
VIE debt	156,811	328,986
Derivative liabilities	178	17,018

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Guaranty (In thousands)	2010	2009	2010	2009
Net premiums written—insurance	$388	$(187,060)	$(9,151)	$(185,281)

Net premiums earned—insurance	$22,206	$22,628	$66,589	$79,542
Net investment income	19,896	20,209	58,970	66,098
Change in fair value of derivative instruments	223,011	(37,535)	(378,516)	(14,500)
Net (losses) gains on other financial instruments	43,405	57,925	(31,198)	111,712
Net impairment losses recognized in earnings	—	—	—	(23)
Gain on sale of affiliate	—	—	—	—
Other income	81	97	299	316

Total revenues	308,599	63,324	(283,856)	243,145

Provision for losses	(3,411)	28,416	18,922	23,434
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	4,610	5,521	13,658	31,782
Other operating expenses	11,362	18,877	39,511	54,619
Interest expense	6,251	7,557	21,631	23,838

Total expenses	18,812	60,371	93,722	133,673

Equity in net income of affiliates	—	—	78	—

Pretax (loss) income	289,787	2,953	(377,500)	109,472
Income tax (benefit) provision	102,611	(1,245)	(136,278)	25,004

Net (loss) income	$187,176	$4,198	$(241,222)	$84,468

Cash and investments	$2,716,715	$2,373,262
Deferred policy acquisition costs	109,331	128,285
Total assets	3,257,829	3,015,532
Unearned premiums	507,501	606,253
Reserve for losses and LAE	88,792	125,259
VIE debt	339,482	—
Derivative liabilities	530,510	377,368

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30	Nine Months Ended September 30
Financial Services (In thousands)	2009	2010	2009
Net premiums written—insurance	$—	$—	$—

Net premiums earned—insurance	$—	$—	$—
Net investment income	1	—	3
Change in fair value of derivative instruments	—	—	—
Net gains on other financial instruments	—	—	—
Net impairment losses recognized in earnings	—	—	—
Gain on sale of affiliate	—	34,815	—
Other income	71	63	306

Total revenues	72	34,878	309

Provision for losses	—	—	—
Provision for premium deficiency	—	—	—
Policy acquisition costs	—	—	—
Other operating expenses	(4,283)	200	(4,072)
Interest expense	—	—	—

Total expenses	(4,283)	200	(4,072)

Equity in net income of affiliates	7,946	14,590	23,608

Pretax income	12,301	49,268	27,989
Income tax provision	4,329	17,245	10,068

Net income	$7,972	$32,023	$17,921

Cash and investments	$—
Deferred policy acquisition costs	—
Total assets	117,125
Unearned premiums	—
Reserve for losses and LAE	—
Derivative liabilities	—
VIE debt	—

A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Consolidated (In thousands)	2010	2009	2010	2009
Net (loss) income:
Mortgage Insurance	$(74,991)	$(82,620)	$(464,051)	$(158,401)
Financial Guaranty	187,176	4,198	(241,222)	84,468
Financial Services	—	7,972	32,023	17,921

Total	$112,185	$(70,450)	$(673,250)	$(56,012)

3. Derivative Instruments

A summary of our derivative assets and liabilities, as of and for the periods indicated, is listed below. Certain contracts are in an asset position because the net present value of the contractual premium exceeds the

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

net present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge to provide the same credit protection assuming a transfer of our obligation to such financial guarantor as of the measurement date.

Balance Sheets (In millions)	September 30 2010	December 31 2009
Derivative assets:
Financial Guaranty credit derivative assets	$15.5	$23.8
Net interest margin securities (“NIMS”) assets	11.5	12.2
Put options on money market committed preferred custodial trust securities (“CPS”)	—	32.5

Total derivative assets	27.0	68.5

Derivative liabilities:
Financial Guaranty credit derivative liabilities	507.2	238.7
Financial Guaranty VIE derivative liabilities	23.3	—
Mortgage Insurance international credit default swaps (“CDS”)	0.2	—

Total derivative liabilities	530.7	238.7

Total derivative liabilities, net	$(503.7)	$(170.2)

Amounts set forth in the table above represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. The notional value of our derivative contracts at September 30, 2010 and December 31, 2009 was $42.0 billion and $46.1 billion, respectively.

The components of the (loss) gain included in change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Operations (In millions)	2010	2009	2010	2009
Net premiums earned—derivatives	$11.5	$13.4	$35.6	$42.6
Financial Guaranty credit derivatives	223.7	(20.9)	(384.6)	(22.9)
Financial Guaranty VIE derivative liabilities	(5.2)	—	(15.9)	—
NIMS	(0.9)	0.7	(1.4)	(8.8)
Mortgage Insurance domestic and international CDS	0.2	6.5	(0.2)	(15.0)
Put options on CPS	—	(29.8)	(6.3)	(31.6)
Other	0.5	(0.8)	—	(7.3)

Change in fair value of derivative instruments	$229.8	$(30.9)	$(372.8)	$(43.0)

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows selected information about our derivative contracts:

Product	September 30, 2010
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
	($ in millions)
NIMS related (1)	—	$—	$11.5
Corporate collateralized debt obligations (“CDOs”)	85	33,700.9	(128.4)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	20	2,139.2	(228.9)
CDO of commercial mortgage-backed securities (“CMBS”)	4	1,831.0	(80.0)
Other:
Structured finance	10	811.2	(12.0)
Public finance	28	1,933.5	(19.4)

Total Non-Corporate CDOs and other derivative transactions	62	6,714.9	(340.3)

Assumed financial guaranty credit derivatives:
Structured finance	289	1,133.9	(18.2)
Public finance	14	306.2	(4.8)

Total Assumed	303	1,440.1	(23.0)
Financial Guaranty VIE derivative liabilities (2)	—	—	(23.3)
Mortgage Insurance international CDS	1	121.4	(0.2)

Grand Total	451	$41,977.3	$(503.7)

(1)	NIMS derivative assets relate to consolidated NIMS VIEs and do not represent additional par exposure.
(2)	Interest rate swap included in the consolidation of one of our financial guaranty transactions, effective January 1, 2010. The notional amount of the interest rate swap does not represent additional par exposure, and therefore, is not presented in this table. See Note 5 for information on our maximum exposure to loss from our consolidated financial guaranty transactions.

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

	September 30 2010	December 31 2009	September 30 2009	December 31 2008
Radian Group five-year CDS spread	625	1,530	1,323	2,466
(in basis points)

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk September 30, 2010	Impact of Radian Non-Performance Risk September 30, 2010	Fair Value Liability Recorded September 30, 2010
Corporate CDOs	$(606.5)	$478.1	$(128.4)
Non-Corporate CDO-related (1)	(1,595.1)	1,095.1	(500.0)
NIMS-related and other (2)	(172.9)	28.3	(144.6)

Total	$(2,374.5)	$1,601.5	$(773.0)

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2009	Impact of Radian Non-Performance Risk December 31, 2009	Fair Value Liability Recorded December 31, 2009
Corporate CDOs	$(631.5)	$629.0	$(2.5)
Non-Corporate CDO-related (1)	(1,924.8)	1,730.9	(193.9)
NIMS-related and other (2)	(384.5)	108.7	(275.8)

Total	$(2,940.8)	$2,468.6	$(472.2)

(1)	Includes derivative liabilities and VIE debt. Effective January 1, 2010, any transaction previously reported as a derivative liability that has been consolidated is reported as VIE debt.
(2)	Includes NIMS VIE debt, NIMS derivative assets and mortgage insurance CDS.

The cumulative impact attributable to the market’s perception of our non-performance risk decreased by $867.1 million during the first nine months of 2010, as presented in the table above. This decrease was primarily the result of the tightening of our CDS spreads.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2010, our total Level III assets were approximately 3.9% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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

Investments

U.S. government and agency securities—The fair value of U.S. government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation. U.S. government and agency securities are categorized either in Level I or in Level II of the fair value hierarchy.

State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market and market-like observations. Evaluation models are used, which incorporate bond structure, yield curve, credit spreads, and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

Money market instruments—The fair value of money market instruments is based on daily prices, which are published and available to all potential investors and market participants. As such, these securities are categorized in Level I of the fair value hierarchy.

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

Other investments—These securities primarily consist of short-term commercial paper within CPS trusts, which are categorized in Level II of the fair value hierarchy. The fair value of the remaining securities is categorized in Level III of the fair value hierarchy, and is generally estimated by discounting estimated future cash flows.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Put Options on CPS and Consolidated CPS VIE Debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts effective January 1, 2010. We have purchased the majority of the securities issued by the remaining CPS trust, and we consolidated the assets and liabilities of that trust during the second quarter of 2010. The consolidated CPS VIE debt is categorized in Level III of the fair value hierarchy. See Note 5 for further information regarding our put options on CPS and CPS VIE debt.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally-generated valuation model.

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $154.9 million as of September 30, 2010, which is our best estimate of settlement value at that date and represents substantially all of our total risk in force. The recorded fair value of our total net liabilities related to NIMS as of September 30, 2010 was $144.4 million, of which $11.5 million relates to derivative assets and $155.9 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $10.5 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 85% of the aggregate net par outstanding of our corporate CDO transactions (as of September 30, 2010) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Accordingly, the final step in our fair value estimation is to convert this typical fair premium amount into a fair premium amount for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of that participant’s default or non-performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the typical fair premium amount to account for both this contractual difference, as well as for the market’s perception of our default probability, which is observable through our CDS spread.

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

TruPs CDOs—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks, insurance companies, real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. We use a discounted cash flow valuation approach to determine fair value for these transactions that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default has occurred and remains outstanding as of the termination date of our CDS coverage (the “Conditional Liquidity Claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a Conditional Liquidity Claim. A discounted cash flow valuation is also performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a Conditional Liquidity Claim and one in which the claim is not made.

CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDO of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses can be estimated.

For one CDO of ABS transaction, the credit quality of the underlying referenced obligations was reasonably similar to that which was included in the AAA-rated ABX.HE index, a standardized list of RMBS reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction was derived directly from the observed spreads of this index. This transaction matured during the quarter ended March 31, 2010.

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

The investment securities in this consolidated CDO of ABS transaction have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows based on our internal credit analysis, which is based on the current performance of each security. The present value of the expected cash flows from the securities is then determined using a discount rate derived from the BBB- ABX.HE index. The present value of the insured cash flows (which represents the VIE debt) is determined using a discount rate that is equal to our CDS rate plus a risk-free rate. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.

The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $455.9 million at September 30, 2010. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of September 30, 2010 was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.

CDOs of CMBS—The fair premium amounts for our CDO of CMBS transactions for a typical market participant are derived first by observing the spreads of the CMBX indices that match the underlying reference

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

obligations of our transactions. A mezzanine tranche, which represents our insured tranche, is then priced through a standard CDO model. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on vintages and credit rating. For each of our CDO of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating. Because the observable CMBS indices do not have a similar mezzanine tranche, we use an internal CDO pricing model in order to adjust fair value for this structural feature. A standard CDO pricing model was calibrated to establish the market pricing at inception. This CDO pricing model is then applied to the current valuation period to derive the fair premium for the mezzanine tranche. The typical fair premium amount represents the estimated fair value of the expected future fair premiums determined by using a discount rate equal to the CDS spread of a typical market participant plus a risk-free rate.

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

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of September 30, 2010, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $131.0 million; however, we do not currently expect to pay any claims related to these two VIEs. At September 30, 2010, we recorded $112.6 million of other assets, $112.0 million of VIE debt and $0.6 million of accounts payable and accrued expenses associated with these two VIEs.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of September 30, 2010:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
Investment Portfolio:
U.S. government and agency securities	$757.4	$665.4	$—	$1,422.8	$—	$1,422.8
State and municipal obligations	—	1,009.6	24.4	1,034.0	—	1,034.0
Money market instruments	473.1	—	—	473.1	—	473.1
Corporate bonds and notes	—	1,133.4	—	1,133.4	—	1,133.4
RMBS	—	881.2	55.9	937.1	—	937.1
CMBS	—	176.6	23.0	199.6	—	199.6
CDO	—	—	2.4	2.4	—	2.4
Other ABS	—	150.3	3.3	153.6	—	153.6
Foreign government securities	—	85.1	—	85.1	—	85.1
Hybrid securities	—	432.2	—	432.2	—	432.2
Equity securities (1)	151.6	138.8	2.2	292.6	—	292.6
Other investments (2)	—	150.0	4.7	154.7	—	154.7

Other investments not carried at fair value (3)	—	—	—	—	67.7	67.7

Total Investments	1,382.1	4,822.6	115.9	6,320.6	$67.7	$6,388.3

Derivative Assets	—	—	27.0	27.0
Other Assets (4)	—	—	112.6	112.6

Total Assets at Fair Value	$1,382.1	$4,822.6	$255.5	$6,460.2

Derivative Liabilities	$—	$—	$530.7	$530.7
VIE debt (5)	—	—	496.3	496.3

Total Liabilities at Fair Value	$—	$—	$1,027.0	$1,027.0

(1)	Comprised of broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Level II and III.
(2)	Comprised of short-term commercial paper within CPS trusts included within Level II and lottery annuities ($2.7 million) and TruPs held by consolidated VIEs ($2.0 million) included within Level III.
(3)	Comprised of fixed-maturities held to maturity ($12.9 million), short-term investments ($0.6 million), primarily invested in time deposits, and other invested assets ($54.2 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(4)	Comprised of manufactured housing loan collateral related to two consolidated financial guaranty VIEs.
(5)	Comprised of consolidated debt related to NIMS VIEs ($155.9 million) and CPS trusts ($2.6 million). Also includes amounts related to financial guaranty VIEs ($337.8 million) that required consolidation as of January 1, 2010 under the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2009:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total	Investments Not Carried at Fair Value	Total Investments
Investment Portfolio:
U.S. government and agency securities	$—	$581.6	$—	$581.6	$—	$581.6
State and municipal obligations	—	1,545.1	24.4	1,569.5	—	1,569.5
Money market instruments	1,300.6	—	—	1,300.6	—	1,300.6
Corporate bonds and notes	—	976.9	—	976.9	—	976.9
RMBS	—	785.7	—	785.7	—	785.7
CMBS	—	46.2	—	46.2	—	46.2
Other ABS	—	106.8	—	106.8	—	106.8
Foreign government securities	—	86.1	—	86.1	—	86.1
Hybrid securities	—	278.8	0.6	279.4	—	279.4
Equity securities (1)	146.8	106.5	1.7	255.0	—	255.0
Other investments (2)	—	99.9	3.8	103.7	—	103.7

Other investments not carried at fair value (3)					45.7	45.7

Total Investments	1,447.4	4,613.6	30.5	6,091.5	$45.7	$6,137.2

Derivative Assets	—	—	68.5	68.5

Total Assets at Fair Value	$1,447.4	$4,613.6	$99.0	$6,160.0

Derivative Liabilities	$—	$—	$238.7	$238.7
VIE debt (4)	—	—	296.1	296.1

Total Liabilities at Fair Value	$—	$—	$534.8	$534.8

(1)	Comprised of broadly diversified domestic equity mutual funds included within Level I, and various preferred and common stocks invested across numerous companies and industries included within Level II and III.
(2)	Comprised of short-term commercial paper within CPS trusts included in Level II and lottery annuities included in Level III.
(3)	Comprised of fixed-maturities held to maturity ($19.3 million), short-term investments ($0.6 million), primarily invested in time deposits, and other invested assets ($25.8 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(4)	Comprised of consolidated debt related to NIMS VIEs ($288.0 million) and CPS trusts ($8.1 million).

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2010:

	Beginning Balance at July 1 2010	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases, Sales, Issuances & Settlement	Transfers Into (Out of) Level III (2)	Ending Balance at September 30 2010
Investments:
State and municipal obligations	$24.4	$—	$—	$—	$24.4
RMBS	57.3	2.3	(3.7)	—	55.9
CMBS	23.2	(0.2)	—	—	23.0
CDO	2.4	(0.1)	0.1	—	2.4
Other ABS	3.3	—	—	—	3.3
Hybrid securities	—	—	—	—	—
Equity securities	1.7	0.4	—	0.1	2.2
Other investments	4.8	—	(0.1)	—	4.7

Total Level III Investments	117.1	2.4	(3.7)	0.1	115.9
NIMS and CPS derivative assets	11.3	(0.5)	0.7	—	11.5
Other assets	116.1	3.7	(7.2)	—	112.6

Total Level III Assets, net	$244.5	$5.7	$(10.2)	$0.1	$240.0

Derivative liabilities, net	$(737.4)	$230.0	$(7.8)	$—	$(515.2)
VIE debt	(627.6)	11.1	120.2 (3)	—	(496.3)

Total Level III liabilities, net	$(1,365.0)	$241.1	$112.4	$—	$(1,011.5)

(1)	Includes unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2010 as follows: $7.5 million for investments, $(0.4) million for NIMS derivative assets, $0.3 million for other assets, $213.3 million for derivative liabilities, and $(4.2) million for VIE debt.
(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
(3)	Includes $95.6 million related to NIMS purchases, $10.9 million related to financial guaranty VIE debt paydowns, and $13.7 million for CPS VIE debt purchases.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2010:

	Beginning Balance at January 1 2010	VIE Consolidation at January 1 2010 (1)	Realized and Unrealized Gains (Losses) Recorded in Earnings (2)	Purchases, Sales, Issuances & Settlement		Transfers Into (Out of) Level III (3)	Ending Balance at September 30 2010
Investments:
State and municipal obligations	$24.4	$—	$—	$—		$—	$24.4
RMBS	—	44.3	21.0	(9.4)		—	55.9
CMBS	—	23.8	(0.8)	—		—	23.0
CDO	—	3.8	(1.6)	0.2		—	2.4
Other ABS	—	3.5	(0.2)	—		—	3.3
Hybrid securities	0.6	—	—	—		(0.6)	—
Equity securities	1.7	—	(0.1)	0.2		0.4	2.2
Other investments	3.8	3.7	(1.7)	(1.1)		—	4.7

Total Level III Investments	30.5	79.1	16.6	(10.1)		(0.2)	115.9
NIMS and CPS derivative assets	44.7	—	(7.8)	(25.4	)(4)	—	11.5
Other assets	—	119.7	14.6	(21.7)		—	112.6

Total Level III Assets, net	$75.2	$198.8	$23.4	$(57.2)		$(0.2)	$240.0

Derivative liabilities, net	$(214.9)	$51.8	$(365.2)	$13.1		$—	$(515.2)
VIE debt	(296.1)	(253.5)	(159.3)	212.6	(5)	—	(496.3)

Total Level III liabilities, net	$(511.0)	$(201.7)	$(524.5)	$225.7		$—	$(1,011.5)

(1)	Represents the impact of our adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.
(2)	Includes unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2010 as follows: $27.5 million for investments, $(0.8) million for NIMS derivative assets, $3.7 million for other assets, $(396.9) million for derivative liabilities, and $(28.7) million for VIE debt.
(3)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
(4)	Includes impact of consolidation of VIE from CPS Trust I as of June 30, 2010, in the amount of $27.1 million.
(5)	Includes impact of consolidation of VIE from CPS Trust I in the amount of $11.1 million. Offsetting this increase was $169.1 million related to NIMS purchases, $28.2 million related to financial guaranty VIE debt paydowns, and $26.4 million for CPS VIE debt purchases.

There were no investment transfers between Level I and Level II during the third quarter or first nine months of 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2009:

(In millions)	Beginning Balance at July 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30 2009
Investments:
State and municipal obligations	$—	$—	$21.3	$—	$21.3
Corporate bonds and notes	—	—	6.0	—	6.0
RMBS	7.1	0.3	15.3	(7.4)	15.3
Other ABS	—	0.1	5.9	—	6.0
Hybrid securities	0.4	0.1	—	—	0.5
Equity securities	1.5	(0.2)	—	(0.1)	1.2
Other investments	4.1	—	(0.2)	—	3.9

Total Level III Investments	13.1	0.3	48.3	(7.5)	54.2
NIMS and CPS derivative assets	160.4	(29.1)	1.0	—	132.3

Total Level III Assets, net	$173.5	$(28.8)	$49.3	$(7.5)	$186.5

Derivative liabilities, net	$(359.9)	$(1.2)	$(12.5)	$—	$(373.6)
VIE debt	(283.2)	(45.5)	(0.3)	—	(329.0)

Total Level III liabilities, net	$(643.1)	$(46.7)	$(12.8)	$—	$(702.6)

(1)	Includes unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2009 as follows: $(0.4) million for investments, $(27.9) million for NIMS and CPS derivative assets, $(13.7) million for derivative liabilities, and $(45.7) million for VIE debt.
(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

The following is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2009:

(In millions)	Beginning Balance at January 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (2)	Ending Balance at September 30 2009
Investments:
State and municipal obligations	$—	$—	$21.3		$—	$21.3
Corporate bonds and notes	—	—	6.0		—	6.0
RMBS	—	0.3	22.4		(7.4)	15.3
Other ABS	—	0.1	5.9		—	6.0
Hybrid securities	4.5	4.9	(9.3)		0.4	0.5
Equity securities	0.8	0.3	—		0.1	1.2
Other investments	5.1	0.1	(1.3)		—	3.9

Total Level III Investments	10.4	5.7	45.0		(6.9)	54.2
NIMS and CPS derivative assets	155.8	(30.1)	6.6		—	132.3

Total Level III Assets, net	$166.2	$(24.4)	$51.6		$(6.9)	$186.5

Derivative liabilities, net	$(495.6)	$(3.8)	$125.8	(3)	$—	$(373.6)
VIE debt	(160.0)	(72.5)	(96.5	)(3)	—	(329.0)

Total Level III liabilities, net	$(655.6)	$(76.3)	$29.3		$—	$(702.6)

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(1)	Includes unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2009 as follows: $(26.4) million for NIMS and CPS derivative assets, $(34.4) million for derivative liabilities, and $(88.1) million for VIE debt.
(2)	Transfers are recognized at the end of the period.
(3)	These amounts primarily represent derivative liabilities transferred to VIE debt related to NIMS trusts that we were required to consolidate during the period.

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows:

	September 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$12.9	$13.6	$19.3	$20.3
Short-term investments (carried at cost)	0.6	0.6	0.6	0.6
Other invested assets	54.2	50.5	25.8	25.8
Liabilities:
Long-term debt	664.9	601.9	698.2	499.4
Non-derivative financial guaranty liabilities	438.0	561.0	526.3	627.1

Fixed-Maturities Held to Maturity—The fair values of fixed-maturity securities are obtained from independent pricing services that use observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation.

Short-Term Investments Carried at Cost—These investments are primarily time deposits that are near maturity, and are carried at cost, which approximates fair value for these short-term instruments.

Other Invested Assets—The fair value of these assets, primarily invested in limited partnerships, is estimated based on information within the financial statements provided by the limited partnerships. These interests are accounted for and carried as cost-method investments.

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

An entity is considered the primary beneficiary and is required to consolidate a VIE if its variable interest: (i) gives it the power to most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive residual benefits that could potentially be significant to the VIE. For all VIEs in which we have a variable interest, we determine whether we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant us additional rights to influence or control the economic performance of the VIE upon the occurrence of an event of default or a servicer termination event, or the breach of a performance trigger, and our obligation to absorb significant losses. Due to the continued deterioration of the performance of many of our financial guaranty transactions, the breach of these performance tests and events could occur. When we obtain control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we have become the primary beneficiary. As of January 1, 2010, we determined that we were the primary beneficiary of all of our NIMS transactions, two of our CPS transactions and certain financial guaranty structured transactions discussed below. While the implementation of this accounting standard impacted the classification of our assets, liabilities, and certain line items in our statement of operations, we recorded no

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

transition adjustment since the net liabilities associated with these transactions remained unchanged. We have purchased the majority of the securities issued by the remaining CPS trust, and we consolidated the assets and liabilities of that trust during the second quarter of 2010. We recognized a loss of $13.9 million within net (losses) gains on other financial instruments upon consolidation, based on the difference between the consideration paid for the CPS trust securities and the net amount of the trust’s identifiable assets and liabilities recognized and measured at fair value at the date of consolidation.

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

The following table provides a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets and our condensed consolidated statements of operations as of and for the nine months ended September 30, 2010, as it relates to our consolidated VIEs:

	September 30, 2010 Interests in Consolidated VIEs
(In millions)	NIMS	Put Options on CPS	Financial Guaranty Insurance Contracts
Balance Sheet:
Trading securities	$—	$—	$86.5
Short-term investments	—	150.0	—
Derivative assets	11.5	—	—
Other assets	—	—	115.7
Derivative liabilities	—	—	23.3
VIE debt—at fair value	155.9	2.6	337.8
Accounts payable and accrued expenses	—	—	0.8
Statement of Operations:
Net investment income	—	—	8.1
Change in fair value of derivative instruments—loss	(1.4)	—	(15.9)
Net (loss) gain on other financial instruments	(37.1)	(23.5)	(81.4)
Other operating expenses	—	0.3	2.6
Maximum exposure (1)	156.6	147.4	586.9

(1)	The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily driven by the difference between the face amount of the obligation and the recorded fair values, which includes an adjustment for our non-performance risk.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

NIMS VIEs

We consolidate all of the assets and liabilities associated with NIMS VIEs, due to contractual provisions that allow us to purchase assets of the VIEs and thus direct the activities that most significantly impact the economic performance of each VIE. For this reason, we have concluded that we have the power to most significantly impact the economic performance of these VIEs as described in this standard. As the guarantor of either all or a significant portion of the debt issued by each NIMS VIE, we have the obligation to absorb losses that are significant to the VIEs. As a result, we have concluded that we are the primary beneficiary of these VIEs. The consolidated NIMS assets are accounted for as derivatives and represent assets to be used to settle the obligation of the VIEs. We elected the fair value option as it relates to the NIMS VIE debt, and therefore, the consolidated NIMS VIE debt is recorded at fair value. Our VIE debt includes amounts for which third parties do not have recourse to us. Due to the fact that both prior to, and after the implementation of this standard, the assets and liabilities were recorded at fair value, and the value at December 31, 2009 was equivalent to the net fair value of the consolidated assets and liabilities on January 1, 2010, there was no transition adjustment at the date of adoption.

Our continued involvement with the NIMS VIEs also includes a risk mitigation initiative, under which we purchased $178 million face value of NIMS bonds during the first nine months of 2010, at a purchase price of $151 million, which effectively eliminates the guarantee that we had issued to the VIE with respect to such bonds and limits our liability to the discounted purchase price. In total, our net cash outflow related to NIMS during 2010 has been $169.7 million, primarily as a result of these purchases. The maximum principal exposure related to NIMS consolidated VIE assets and liabilities was $156.6 million at September 30, 2010, and comprises 26 transactions. The average remaining maturity of our existing NIMS transactions is approximately two years.

Put Options on CPS

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Commencing in the fourth quarter of 2009 and continuing into 2010, Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions all of the face amount of the CPS issued by the custodial trusts. As of September 30, 2010, Radian Group and its subsidiaries had purchased $50.0 million, $45.0 million and $50.0 million face amount of the CPS issued by each of these custodial trusts at a weighted average purchase price equal to approximately 54% of the face amount of such CPS. Our total net cash outflow related to CPS during the nine months ended September 30, 2010 has been $78.4 million, primarily as a result of these purchases. In October 2010, Radian Group purchased the remaining $5 million face amount of CPS. Our continued involvement with these VIEs also includes the payment of a put premium representing the spread between the assets of the trust and the auction rate notes, which has typically been de minimis. We eliminate the premium associated with the purchased CPS.

Based on our additional involvement in these trusts, combined with the put options Radian Asset Assurance holds on these trusts (which together are considered in the determination of the primary beneficiary), we concluded that we are the party that directs the activities that most significantly influence the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. This determination was based on a qualitative analysis which demonstrates that we have a variable interest in each of these VIEs, and therefore, we concluded that we are the primary beneficiary. As such, the assets and liabilities of these trusts were consolidated at their respective fair values, net of liabilities to us. The assets of the consolidated trusts, which are reported in short-term investments, may only be used to settle obligations of the trusts, and there are no liabilities of the trusts for which creditors have recourse to our general credit.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Financial Guaranty Insurance Contracts

We consolidate the assets and liabilities associated with one CDO of ABS transaction. Due to contractual provisions that allow us to direct the collateral manager to sell the underlying assets of the transaction, we concluded that this provision gives us the power to direct the activities that most significantly impact the economic performance of this VIE. In addition, as the guarantor of certain classes of debt issued by this VIE, we have the obligation to absorb losses that are significant to this VIE. The consolidated CDO of ABS VIE assets are accounted for as trading securities and measured at fair value and represent assets to be used to settle the obligation of this VIE. We also elected the fair value option as it relates to the VIE debt, and as such, the consolidated VIE debt is recorded at fair value. While the assets of this VIE may only be used to settle the obligations of the trust, due to our guarantee, the creditors have recourse to our general credit for this consolidated VIE debt. At January 1, 2010, the net fair value of the assets and liabilities of this VIE was equal to the fair value of the derivative liability prior to consolidation; as such, no transition adjustment was necessary. During 2010, our net cash inflow was $0.2 million related to our involvement with this VIE.

We also consolidate the assets and liabilities associated with two other financial guaranty transactions, in which we provided guarantees for VIEs that own manufactured housing loans, and which had previously been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The consolidated assets associated with these VIEs are recorded at fair value in accordance with the fair value option and classified in other assets on our condensed consolidated balance sheets. The liabilities of these VIEs are also recorded at fair value in accordance with the fair value option. The assets of these VIEs may only be used to settle the obligations of the trusts, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of our insured bonds in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a reserve recorded for these transactions as of December 31, 2009. At January 1, 2010, we determined that the fair value of the VIE assets equaled the fair value of the liabilities of these VIEs such that there was no net liability to us from our involvement with these VIEs; therefore, no transition adjustment was necessary. During 2010, our net cash inflow was $0.5 million related to our involvement with these VIEs.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our cash flows as of and for the nine months ended September 30, 2010, as it relates to unconsolidated VIEs:

(In millions)	September 30, 2010 Interests in Unconsolidated VIEs
	Put Options on CPS (1)	Financial Guaranty Insurance Contracts and Credit Derivatives
Balance Sheet:
Derivative assets	$—	$5.2
Premiums receivable	—	6.7
Unearned premiums	—	7.5
Reserves for losses and LAE	—	14.8
Derivative liabilities	—	366.8
Statement of Operations:
Net premiums earned	—	2.3
Change in fair value of derivative instruments—loss	(6.3)	(283.1)
Increase in provision for losses	—	5.7
Cash Inflow (Outflow):
Net payments related to credit derivatives	(0.9)	(32.8)
Losses paid	—	(3.4)
Premiums received	—	2.5
Maximum exposure	—	6,979.8

(1)	Activity displayed above reflects the impact for the periods prior to June 30, 2010, for one CPS custodial trust that was not consolidated prior to that date.

In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, such as performance tests and triggers, servicer termination events and events of default, that should they occur, may provide us with additional control rights over the VIE. These events would cause us to reassess our initial determination of whether we are the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE would also cause us to reassess our determination of whether we are the primary beneficiary of a VIE. Because many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above, we expect that additional VIEs may be consolidated by us if these events occur.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a summary of the financial statement impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our cash flows as of and for the nine months ended September 30, 2009, as it relates to consolidated and unconsolidated entities in which we had a significant variable interest:

(In millions)	Significant Interests in VIEs
	NIMS		Financial Guaranty Insurance Contracts and Credit Derivatives	Put Options on CPS	International CDS
Balance Sheet:
Derivative assets (1)	$11.2		$—	$121.1	$—
Unearned premiums	—		10.3	—	—
Reserves for losses and LAE	—		8.3	—	—
Derivative liabilities	—		—	—	17.0
VIE debt—at fair value (1)	329.0		—	—	—
Other comprehensive loss	—		—	—	(0.3)
Statement of Operations:
Change in fair value of derivative instruments—loss	(8.5)		—	(31.6)	(3.8)
Decrease in provision for losses	—		5.3	—	—
Net loss on other financial instruments	(70.4)		—	—	—
Net premiums earned	0.9		2.7	—	0.7
Cash Inflow (Outflow) Impact:
Net payments related to credit derivatives	(17.8	)(2)	—	(2.7)	—
Net receipts related to VIE consolidated debt	0.7		—	—	—
Premiums received	—		2.5	—	0.7
Losses paid	—		(6.1)	—	—

(1)	The amount included in derivative assets related to the consolidation of NIMS trusts was $10.2 million. All of the VIE debt relates to the consolidation of NIMS trusts.
(2)	Represents the amount paid for interest and the amount paid for the purchase of NIMS bonds we insure, offset by premiums received.

International CDS

We provided credit enhancement in the form of CDS for foreign mortgage collateral and had one international CDS transaction at September 30, 2009 involving a VIE in which we had a significant interest. This transaction was terminated in the fourth quarter of 2009, for a payment of $6.5 million. The financial impact of our one remaining international CDS contract, for which we are not the primary beneficiary, is immaterial to our condensed consolidated balance sheets and condensed consolidated statements of operations. The maximum principal exposure related to this international CDS VIE was $121.4 million as of September 30, 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6. Investments

Our held to maturity and available for sale investment portfolio consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$12,893	$13,630	$757	$20

	$12,893	$13,630	$757	$20

Fixed-maturities available for sale:
U.S. government and agency securities	$25,092	$28,402	$3,310	$—
State and municipal obligations	272,625	228,207	620	45,038
Corporate bonds and notes	28,261	28,235	548	574
RMBS	13,021	13,755	736	2
CMBS	3,333	3,398	88	23
Other ABS	4,599	4,841	248	6
Other investments	2,500	2,729	229	—

	$349,431	$309,567	$5,779	$45,643

Equity securities available for sale (1)	$162,959	$170,466	$7,618	$111

Total debt and equity securities	$525,283	$493,663	$14,154	$45,774

(1)	Comprised of broadly diversified domestic equity mutual funds ($151.6 million fair value) and broadly diversified preferred and common stocks ($18.9 million fair value).

	December 31, 2009
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$19,283	$20,308	$1,060	$35

	$19,283	$20,308	$1,060	$35

Fixed-maturities available for sale:
U.S. government and agency securities	$25,023	$27,321	$2,355	$57
State and municipal obligations	1,400,739	1,286,287	9,664	124,116
Corporate bonds and notes	99,032	98,625	1,917	2,324
RMBS	14,942	15,629	687	—
CMBS	48,511	46,195	107	2,423
Other ABS	18,049	19,321	1,275	3
Foreign government securities	57,282	58,649	1,513	146
Other investments	3,530	3,800	270	—

	$1,667,108	$1,555,827	$17,788	$129,069

Equity securities available for sale (1)	$173,418	$176,251	$2,833	$—

Total debt and equity securities	$1,859,809	$1,752,386	$21,681	$129,104

(1)	Comprised of broadly diversified domestic equity mutual funds ($146.8 million fair value) and broadly diversified preferred and common stocks ($29.4 million fair value).

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

During 2010, we have sold a significant portion of our fixed-maturities held in our available for sale portfolio, including $1.1 billion in the third quarter, in response to favorable market conditions and in connection with the strategic repositioning of our investment portfolio from tax-advantaged securities to securities that provide taxable investment income and to improve our statutory capital position. A substantial portion of the securities sold in 2010 had increases in market value since December 31, 2009, and the majority of the securities were sold at a gain. Upon reinvestment of these sale proceeds, new investments acquired during this year have all been classified as trading securities.

Our trading securities, which are recorded at fair value, consisted of the following at September 30, 2010 and December 31, 2009:

	September 30 2010	December 31 2009
	(In thousands)
Trading securities:
U.S. government and agency securities	$636,939	$554,285
State and municipal obligations	805,768	283,231
Corporate bonds and notes	1,105,202	878,306
RMBS	923,304	770,091
CMBS	196,219	—
CDO	2,406	—
Other ABS	148,760	87,468
Foreign government securities	85,069	27,421
Equity securities	122,100	78,730
Other investments	2,000	—

	$4,027,767	$2,679,532

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

September 30, 2010: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	4	$1,270	$49	27	$217,203	$45,009	31	$218,473	$45,058
Corporate bonds and notes	22	12,296	504	3	1,555	70	25	13,851	574
RMBS	1	384	2	—	—	—	1	384	2
CMBS	2	1,324	23	—	—	—	2	1,324	23
Other ABS	2	337	6	—	—	—	2	337	6
Equity securities	2	159	111	—	—	—	2	159	111

Total	33	$15,770	$695	30	$218,758	$45,079	63	$234,528	$45,774

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

December 31, 2009: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$1,998	$57	—	$—	$—	1	$1,998	$57
State and municipal obligations	65	316,090	10,686	143	698,581	113,465	208	1,014,671	124,151
Corporate bonds and notes	48	24,119	1,179	20	14,109	1,145	68	38,228	2,324
CMBS	11	19,888	709	8	18,521	1,714	19	38,409	2,423
Other ABS	1	266	3	—	—	—	1	266	3
Foreign government securities	7	6,810	145	1	972	1	8	7,782	146

Total	133	$369,171	$12,779	172	$732,183	$116,325	305	$1,101,354	$129,104

There was a negligible amount of impairment losses recognized in earnings for the three and nine months ended September 30, 2010, none of which were attributable to credit losses. The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment (“OTTI”) was recognized in other comprehensive income (“OCI”) from April 1, 2009 (the inception date of the new accounting standard regarding OTTI) through September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009	April 1, 2009 through September 30, 2009
Debt securities credit losses, balance at beginning of period	$868	$868
Additions:
Credit losses on previously impaired securities	—	—
Credit losses for which an OTTI was not previously recognized	—	—
Credit losses for which an OTTI was previously recognized	—	—
Reductions:
Credit losses on securities	—	—
Increases in expected cash flows on previously impaired securities	—	—
For securities sold during the period	868	868

Debt securities credit losses, ending balance at September 30, 2009	$—	$—

At September 30, 2010, we did not have the intent to sell any debt securities in an unrealized loss position, and determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

State and municipal obligations

The unrealized losses of 12 months or greater duration as of September 30, 2010 on our investments in tax-exempt state and municipal obligations were caused primarily by spread widening in the industrial development revenue bond sector. As of September 30, 2010, we expect to be able to collect cash flows from each of these securities sufficient to recover the amortized cost basis of these securities. As of September 30, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of September 30, 2010 on the majority of the securities in this category were caused by credit spread widening in the sector, particularly financials. Corporate spreads have tightened significantly over the past 12 months, although they are still wide compared to pre-2008 levels. As of September 30, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis, which may be maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2010.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or credit spread movements. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. As of September 30, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell before recovery of our amortized cost basis; therefore, we did not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2010.

The contractual maturities of fixed-maturity investments are as follows:

	September 30, 2010
	Amortized Cost	Fair Value
	(In thousands)
Fixed-maturities held to maturity:
Due in one year or less	$4,005	$4,206
Due after one year through five years	5,534	5,766
Due after five years through ten years	3,047	3,362
Due after ten years	307	296

	$12,893	$13,630

Fixed-maturities available for sale:
Due in one year or less	$26,094	$27,159
Due after one year through five years	29,566	30,872
Due after five years through ten years	10,082	10,772
Due after ten years	283,689	240,764

	$349,431	$309,567

7. Investment in Affiliates

At September 30, 2010, we owned a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), which is a credit-based consumer asset business. As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no carrying value related to our interest in C-BASS. All of C-BASS’s

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

business is currently in run-off and we anticipate that all future cash flows of C-BASS will be used to service its outstanding debt. The likelihood that we will recoup any of our investment in C-BASS is extremely remote. Accordingly, we believe that the likelihood that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operations or cash flows at any time in the future is extremely remote.

On May 3, 2010, Radian Guaranty sold to Sherman all of its remaining 28.7% equity interest in Sherman for approximately $172 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. As a result of the sale, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million and a pre-tax decrease in accumulated comprehensive income of $29.7 million in the second quarter of 2010. In addition, under the Sherman Purchase Agreement, we agreed to terminate certain rights, including our right to a future contingent payment that would have been payable to Radian Guaranty on December 31, 2013, or earlier upon the closing of a sale of Sherman, upon the achievement of certain criteria.

The following table shows the components of our investment in affiliates balance:

(In thousands)	September 30 2010	December 31 2009
Sherman	$—	$121,424
Other	133	56

Total	$133	$121,480

8. Losses and LAE—Mortgage Insurance

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2010	2009	2010	2009
Mortgage Insurance
Balance at beginning of period	$3,656,746	$3,122,444	$3,450,538	$2,989,994
Less Reinsurance recoverables	565,737	567,551	621,644	491,836

Balance at beginning of period, net of reinsurance recoverables	3,091,009	2,554,893	2,828,894	2,498,158
Add total losses and LAE incurred in respect of default notices reported and unreported	347,800	376,488	1,304,513	840,974
Deduct paid claims and LAE	494,190	135,498	1,188,788	543,249

Balance at end of period, net of reinsurance recoverables	2,944,619	2,795,883	2,944,619	2,795,883
Add Reinsurance recoverables	559,562	591,857	559,562	591,857

Balance at end of period	$3,504,181	$3,387,740	$3,504,181	$3,387,740

We have protected against some losses that have occurred and may occur in the future related to riskier primary mortgage insurance products, by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transferred risk to investors in the capital markets. Smart Home ceded losses recoverable were $97.3 million at September 30, 2010. In addition to Smart Home, we transferred a portion of our primary

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

mortgage insurance risk to captive reinsurance companies affiliated with our lender-customers. Ceded losses recoverable related to captive transactions were $462.3 million at September 30, 2010. Any changes in reinsurance recoverables related to Smart Home and captive transactions are reflected in our provision for losses.

Our loss reserves were positively impacted in the third quarter of 2010 by a decrease in our inventory of defaults. Our loss reserves were negatively impacted in the quarter primarily by an increase in the rate at which defaults move to claim (“default to claim rate”), an increase in severity on pool loans and the breach of subordination levels for certain pool insurance transactions in which we are in a second loss position. Our reserve for losses includes our estimated rescissions and denials, which are significantly higher than historical levels. Generally, rescissions and denials reduce the default to claim rate used in determining our loss reserve estimate. Our default to claim rate assumption was 39% at September 30, 2010, compared to 36% at December 31, 2009 and 46% at December 31, 2008. With respect to our default to claim rate, while there has been some slowing in the rate at which later stage defaults move to claim, which we believe is mainly due to foreclosure moratoriums and loan modification programs, the overall default to claim rate increased in the third quarter of 2010, mainly due to a reduction in our assumptions related to insurance rescissions and claim denials.

Our estimate of rescissions and denials had the effect of reducing our loss reserves as of September 30, 2010 by approximately $1.1 billion. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to ultimately decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results of actual rescissions and denials and of commutations.

The following table illustrates the reduction in our loss reserve estimates due to estimated rescissions and denials as of the dates indicated:

(In millions)	September 30	June 30	January 1
2010	$(1,081)	$(1,293)	$(1,555)
2009	(1,538)	(1,282)	(506)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2010	2009	2010	2009
First loss position (1)	$182.8	$101.0	$465.2	$275.8
Second loss position (2)	72.8	108.0	268.0	313.2

Total first-lien claims submitted for payment that were rescinded or denied (3)	$255.6	$209.0	$733.2	$589.0

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.
(2)	Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.
(3)	Includes a small amount of submitted claims that were subsequently withdrawn by the insured.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We believe that the elevated levels of insurance rescissions and claim denials and the elevated levels of defaults are related, and are primarily the result of underwriting deficiencies, which existed during 2005 through 2008. A key assumption affecting our reserving methodology is that future ultimate default to claim rates and severities will be consistent with our recent experience. While we expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio, we have begun to experience a modest decrease in our rescission and denial rates in 2010.

The elevated levels in the rate of rescissions and denials have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a policy or denied a claim. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with these customers regarding a number of rescissions or denials that are collectively material in amount which, if not resolved, could result in arbitration or judicial proceedings. Although we believe that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies or pay additional claims.

We considered the sensitivity of first-lien loss reserve estimates at September 30, 2010, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at September 30, 2010), we estimated that our loss reserves would change by approximately $106 million at September 30, 2010. For every one percentage point change in pool claim severity (which we estimate to be 47% of unpaid principal balance at September 30, 2010), we estimated that our loss reserves would change by approximately $13 million at September 30, 2010. For every one percentage point change in our overall default to claim rate (which we estimate to be 39% at September 30, 2010, including our assumptions related to rescissions and denials), we estimated an $87 million change in our loss reserves at September 30, 2010.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the cumulative denial and rescission rates as of September 30, 2010 in the quarter the claims were received for the periods indicated:

	Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Structured	Q1 2008	16.6%	100%
	Q2 2008	16.9%	100%
	Q3 2008	23.0%	100%
	Q4 2008	28.3%	100%
	Q1 2009	30.4%	99%
	Q2 2009	31.0%	99%
	Q3 2009	28.6%	97%
	Q4 2009	20.2%	90%
	Q1 2010	16.5%	79%

Flow	Q1 2008	8.4%	100%
	Q2 2008	10.0%	100%
	Q3 2008	16.8%	99%
	Q4 2008	16.2%	99%
	Q1 2009	20.0%	98%
	Q2 2009	22.0%	97%
	Q3 2009	19.5%	96%
	Q4 2009	18.8%	88%
	Q1 2010	10.5%	76%

Total	Q1 2008	12.3%	100%
	Q2 2008	13.5%	100%
	Q3 2008	19.7%	99%
	Q4 2008	21.9%	99%
	Q1 2009	24.9%	99%
	Q2 2009	26.4%	98%
	Q3 2009	23.3%	96%
	Q4 2009	19.3%	89%
	Q1 2010	12.1%	77%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of September 30, 2010) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.
(2)	For each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the second and third quarters of 2010, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

9. Reserve for Premium Deficiency

We perform a quarterly evaluation of our expected profitability for our existing mortgage insurance portfolio, by business line, over the remaining life of the portfolio. A premium deficiency reserve (“PDR”) is

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

established when the present value of expected losses and expenses for a particular product line exceeds the present value of expected future premiums and existing reserves for that product line. We consider first- and second-lien products separate lines of business as each product is managed separately, priced differently and has a different customer base.

Numerous factors affect our ultimate claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of September 30, 2010, our modeled loan default projections assume that the rate at which current loans will default will remain consistent with those rates observed at December 31, 2009 until the end of 2010, and will gradually return to normal historical levels over the subsequent two years.

The following table illustrates our net projected premium excess on our first-lien portfolio:

First-lien portfolio (In millions):	September 30 2010	December 31 2009
Net present value of expected premiums	$2,583	$2,823
Net present value of expected losses and expenses	(4,336)	(4,299)
Reserve for premiums and losses established, net of reinsurance recoverables	2,926	2,785

Net projected premium excess	$1,173	$1,309

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of September 30, 2010. Expected losses are based on an assumed paid claim rate of approximately 13.2% on our total primary first-lien mortgage insurance portfolio, which includes both delinquent loans and current loans, comprising 10.1% on prime, 28.4% on subprime and 26.5% on Alternative-A (“Alt-A”). While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans, as part of our loss mitigation efforts, is expected to partially offset the impact of higher expected defaults and claims.

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Second-lien PDR (In thousands):	2010	2009	2010	2009
Balance at beginning of period	$16,772	$40,861	$25,357	$86,861
Transfer from (to) loss reserves	10,525	(14,324)	293	(80,321)
Premiums recognized in earned premiums	609	1,262	1,853	4,647
Changes in underlying assumptions	(3,142)	(19,538)	(2,980)	722
Accretion of discount and other	635	1,030	876	(2,618)

Balance at end of period	$25,399	$9,291	$25,399	$9,291

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

10. Financial Guaranty Insurance Contracts

The following table includes additional information as of September 30, 2010 regarding our financial guaranty claim liabilities segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

Surveillance Categories

($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	4	155	67	105	331
Remaining weighted-average contract period (in years)	22	20	22	26	21
Insured contractual payments outstanding:
Principal	$42.4	$1,261.4	$405.7	$353.6	$2,063.1
Interest	29.7	719.7	117.5	189.0	1,055.9

Total	$72.1	$1,981.1	$523.2	$542.6	$3,119.0

Gross claim liability	$—	$19.1	$146.3	$96.3	$261.7
Less:
Gross potential recoveries	—	0.7	64.1	70.3	135.1
Discount, net	—	5.3	17.6	1.4	24.3

Net claim liability	$—	$13.1	$64.6	$24.6	$102.3

Unearned premium revenue	$0.7	$34.5	$9.4	$—	$44.6

Claim liability reported in the balance sheet	$—	$2.8	$56.9	$24.6	$84.3

Reinsurance recoverables	$—	$—	$—	$—	$—

Claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. At September 30, 2010, immaterial claim liabilities had been established for the four performing policies presented in the table above. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of the premiums receivable and unearned premiums as of September 30, 2010 and December 31, 2009, are as follows (in millions):

	September 30 2010	December 31 2009
Premiums receivable	$44.5	$54.4
Unearned premiums	62.2	73.2

The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our condensed consolidated statement of operations. The amounts of the accretion included in premiums written, premiums earned and policy acquisition costs for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Premiums written	$0.4	$1.6	$1.2	$4.1
Premiums earned	0.4	1.6	1.2	4.1
Policy acquisition costs	0.1	0.4	0.3	1.1

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.5% at September 30, 2010.

The following table shows the nominal (non-discounted) premiums, net of commissions, that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of September 30, 2010 (in millions):

Future Expected Premium Payments
Fourth Quarter 2010	$1.4
2011	6.4
2012	4.1
2013	3.2
2014	3.3

2010 – 2014	18.4
2015 – 2019	13.1
2020 – 2024	8.8
2025 – 2029	6.0
After 2029	10.7

Total	$57.0

The following table shows the rollforward of the net present value of premiums receivable for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Balance at beginning of period	$46.4	$154.0	$54.4	$161.4
Payments received	(2.1)	(2.8)	(5.8)	(13.0)
Accretion	0.3	0.4	1.0	2.2
Adjustments to installment premiums	(0.8)	(0.3)	(1.5)	(0.4)
Recaptures/commutations	—	(93.2)	(1.8)	(93.2)
Foreign exchange revaluation	0.7	(1.3)	(1.8)	(0.2)

Balance at end of period	$44.5	$56.8	$44.5	$56.8

Premiums earned were affected by the following for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Refundings	$8.6	$8.6	$28.3	$32.1
Recaptures/commutations	—	—	—	(15.0)
Other	0.2	—	2.3	—
Unearned premium acceleration upon establishment of case reserves	0.7	0.8	1.4	6.6
Foreign exchange revaluation, gross of commissions	0.9	(2.0)	(1.9)	(0.9)
Adjustments to installment premiums, gross of commissions	0.1	1.4	(0.3)	4.6

Total adjustment to premiums earned	$10.5	$8.8	$29.8	$27.4

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refunding of any financial guaranty obligations, as of September 30, 2010:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Fourth Quarter 2010	$494.5	$13.0	$0.4	$13.4
2011	452.1	42.4	1.3	43.7
2012	414.2	37.9	1.2	39.1
2013	376.7	37.5	1.1	38.6
2014	341.1	35.6	1.0	36.6

2010 – 2014	341.1	166.4	5.0	171.4
2015 – 2019	201.7	139.4	4.2	143.6
2020 – 2024	105.4	96.3	2.9	99.2
2025 – 2029	46.9	58.5	1.9	60.4
After 2029	—	46.9	2.8	49.7

Total	$—	$507.5	$16.8	$524.3

The following table shows the significant components of the change in our financial guaranty claim liability for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Claim liability at beginning of period	$119.3	$171.5	$121.8	$211.5
Incurred losses and LAE:
Increase in gross claim liability	1.7	58.2	75.6	12.6
Increase in gross potential recoveries	(7.3)	(23.2)	(53.2)	(62.8)
(Increase)/decrease in discount	4.8	(2.6)	(2.3)	64.6
(Increase)/decrease in unearned premiums	(2.7)	(2.8)	(0.7)	13.6

Incurred losses and LAE	(3.5)	29.6	19.4	28.0
Paid losses and LAE	(31.5)	(83.5)	(56.9)	(121.9)

Claim liability at end of period	$84.3	$117.6	$84.3	$117.6

Components of incurred losses and LAE:
Claim liability established in current period	$1.1	$11.6	$2.3	$47.1
Changes in existing claim liabilities	(4.6)	18.0	17.1	(19.1)

Total incurred losses and LAE	$(3.5)	$29.6	$19.4	$28.0

Components of (increase)/decrease in discount:
(Increase)/decrease in discount related to claim liabilities established in current period	$(2.1)	$4.2	$(4.4)	$(7.0)
Decrease/(increase) in discount related to existing claim liabilities	6.9	(6.8)	2.1	71.6

Total (increase)/decrease in discount	$4.8	$(2.6)	$(2.3)	$64.6

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Weighted-Average Risk-Free Rates (used for discounting gross claim liability and gross potential recoveries):

January 1, 2010	3.81%
June 30, 2010	3.88%
September 30, 2010	3.16%

The effect on our financial statements for the nine months ended September 30, 2009 related to the commutation of $9.8 billion of net par outstanding in the third quarter of 2009 was as follows:

Statement of Operations
(In millions)
Increase (decrease) in:
Net premiums earned	$(15.3)
Policy acquisition costs	8.9
Provision for losses	(38.6)

Pre-tax income	$14.4

11. Long-Term Debt

The composition of our long-term debt at September 30, 2010 and December 31, 2009 was as follows:

(In thousands)	September 30 2010	December 31 2009
7.75% Debentures due June 2011	$160,323	$192,137
5.625% Senior Notes due February 2013	254,817	256,357
5.375% Senior Notes due June 2015	249,761	249,728

	$664,901	$698,222

During the first quarter of 2010, we repurchased $31.9 million of outstanding principal of our 7.75% Debentures due in June 2011 at an average purchase price of approximately $0.92 per dollar of principal. We recorded a gain of $2.5 million on these repurchases, which is included in net (losses) gains on other financial instruments on our condensed consolidated statements of operations.

12. Comprehensive (Loss) Income

Our total comprehensive (loss) income, as calculated per the accounting standard regarding reporting comprehensive income, was as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net (loss) income, as reported	$112,185	$(70,450)	$(673,250)	$(56,012)
Other comprehensive income (net of tax)
Net unrealized gains on investments	32,294	133,596	51,780	183,810
Unrealized foreign currency translation adjustment	6,266	3,480	1,833	5,695

Comprehensive (loss) income	$150,745	$66,626	$(619,637)	$133,493

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

In accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we use an annualized effective tax rate to compute our tax expense each quarter. We adjust this annual effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the uncertainty of the impact of these discrete items for the full year of 2010, which directly affects our ability to estimate our pre-tax income or loss and the associated effective tax rate for the full year of 2010, we believe it is appropriate to treat these items discretely when developing our effective tax rate each quarter. Future changes in these discrete items during the year will impact our annual effective tax rate.

For federal income tax purposes, we have approximately $1,873 million of net operating loss carryforwards as of September 30, 2010. To the extent not utilized, the net operating loss carryforwards will expire during tax years 2028 through 2030. To protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules, our board of directors and stockholders have adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.

As of September 30, 2010, we have a deferred tax asset (“DTA”) in the amount of $728.2 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Among the more significant positive evidence that we considered in determining the amount of valuation allowance needed is our ability to generate a significant amount of taxable income from our investment portfolio. During 2009 and 2010, we implemented a tax planning strategy of converting our investment portfolio from tax exempt securities to securities that provide fully taxable interest.

As of September 30, 2010, a valuation allowance of approximately $10.4 million was recorded within our $728.2 million net DTA related to certain state NOLs. These state NOLs were generated by our operating subsidiaries and, due to limitations imposed upon the utilization of such NOLs among the various state jurisdictions, it is not more likely than not that these NOLs will be fully utilized during the applicable carryback or carryforward periods.

14. Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing insurance contracts. Currently, acquisition costs are defined as costs that vary with and are primarily

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs may result in additional expenses being charged to earnings immediately rather than being deferred. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted for fiscal years beginning after December 15, 2010. Management is currently evaluating the impact that may result from the adoption of this standard.

15. Selected Financial Information of Registrant—Radian Group

The following is selected financial information for Radian Group:

(In thousands)	September 30 2010	December 31 2009
Investment in subsidiaries, at equity in net assets	$2,501,198	$2,896,852
Total assets	3,008,187	3,088,677
Long-term debt	664,901	698,222
Total liabilities	1,076,567	1,083,683
Total stockholders’ equity	1,931,620	2,004,994
Total liabilities and stockholders’ equity	3,008,187	3,088,677

16. Commitments and Contingencies

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

On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies in 2008, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe there are approximately 271 loans for which insurance was not reinstated. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case and a motion to transfer venue to the Eastern District of Pennsylvania. Hearing on these motions is scheduled for December 20, 2010.

The elevated levels of our rate of rescissions and denials has led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a policy or denied a claim. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with these customers regarding a number of rescissions or denials that are collectively material in amount which, if not resolved, could result in arbitration or judicial proceedings. Although we believe that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies or pay additional claims.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

In addition to the actions discussed above, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. Certain of our current and former employees and directors have provided voluntary testimony in this matter. We believe that the investigation generally relates to disclosure and financial reporting by us and a co-investor regarding our respective investments in C-BASS. We are cooperating with the requests of the SEC. This matter is ongoing and no assurance can be given that the SEC will not recommend an enforcement action against us or one or more of our current and former employees and directors.

We are currently involved in the process of contesting proposed adjustments resulting from the examination by the Internal Revenue Service (the “IRS”) for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, would increase our original tax liability for those years by approximately $128 million, in addition to any associated penalties and interest, but approximately $33 million of that tax liability may be offset by net operating loss carrybacks. We have appealed these proposed adjustments with the IRS Office of Appeals and have made “qualified deposits” with the U.S. Department of the Treasury of approximately $89 million to avoid the accrual of above-market-rate interest with respect to the proposed adjustments. Although we disagree with and are contesting the adjustments proposed by the IRS and believe that our income and losses from these investments were properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the applicable periods, there can be no assurance that we will prevail in our position. The overall appeals process, and any post appeal mediation, may take some time, and a final resolution may not be reached for some time. Additionally, although we believe, after discussions with outside counsel about the issues raised in the examination and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result, if the outcome of this matter results in a liability that differs materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

of Texas’s ability to write new intercompany reinsurance at any time. Because CMAC of Texas provides reinsurance to Radian Guaranty, any such action could have a significant negative impact on Radian Guaranty’s ability to write new mortgage insurance business and potentially harm the value of our mortgage insurance franchise.

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities (“MBS”)). To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $194.2 million of remaining credit exposure.

Under change of control agreements with certain of our officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $16.8 million as of September 30, 2010. In addition, in the event of a change of control of Radian Group under our 2008 long term cash-based incentive plans, we would be required to pay approximately $21.1 million to plan participants as of September 30, 2010.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $90.0 million in alternative investments ($20.6 million of unfunded commitments at September 30, 2010) that are primarily private equity securities. These commitments have capital calls over a period of at least the next six years, and certain fixed expiration dates or other termination clauses.

We, through our subsidiary Enhance Financial Services Group Inc., currently hold a 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance. This Brazilian insurance company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005, under Brazilian law, as a shareholder, it is possible that we could become liable for our proportionate share of the liabilities of the company (our share represents approximately $77.8 million as of June 30, 2010), if the company were to become insolvent and had insufficient capital to satisfy its outstanding liabilities. We believe the company is currently in compliance with Brazilian minimum capital requirements, although its ability to write new business may be limited. We have entered into agreements with certain other owners of the Brazilian holding company to sell all of our ownership interests in the Brazilian holding company for a nominal purchase price. The consummation of these agreements is subject to regulatory approvals and other customary closing conditions. Upon the closing, which is expected to occur in the first half of 2011, we will continue to retain potential liability for our proportionate share of the liabilities of the company related to the period in which we were a shareholder.

Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss. In the first nine months of 2010, we paid losses related to contract underwriting remedies of approximately $3.0 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or further economic uncertainty may expose the mortgage insurance business to an increase in such costs. In the first nine months of 2010, our

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

provision for contract underwriting expenses was approximately $2.3 million and our reserve for contract underwriting obligations at September 30, 2010, was $2.6 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

In December 2009, we entered into incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these new agreements is $8.7 million, which is to be recorded in 2010 through 2012.

17. Capital Stock Offering

On May 11, 2010, we sold 50 million newly issued shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $526 million, after deducting underwriters’ discounts and offering expenses.

18. Subsequent Events

In October 2010, we agreed to terminate a large captive reinsurance arrangement. Upon termination of this captive, which is expected to occur in November 2010, we expect to receive the balance in the captive trust account, which amount was approximately $280 million at September 30, 2010. This amount is equal to our ceded loss recoverable for this captive as of September 30, 2010.

In October 2010, we purchased the remaining $5.0 million of CPS outstanding. See Note 5 for further information regarding our put options on CPS.

On November 8, 2010, we announced that we have commenced a public offering of approximately $350 million principal amount of Convertible Senior Notes due 2017 (the “Convertible Notes”), with an underwriters’ option to purchase an additional $52.5 million principal amount of notes solely to cover any over-allotments (the “Convertible Note Offering”). This Convertible Note Offering is subject to market conditions, and there can be no assurance as to whether or when it may be completed, or as to its actual size or terms. We intend to use the net proceeds from the Convertible Note Offering to fund working capital requirements and for general corporate purposes, which may include repayment or repurchase of our outstanding debt, including our 7.75% debentures and our 5.625% debentures either before or at their respective scheduled maturity dates on June 1, 2011 and February 15, 2013, and additional capital support for our mortgage insurance business. This quarterly report on Form 10-Q is not an offer to buy or the solicitation of an offer to sell any of our securities, nor will there be any sale of such security in any jurisdiction in which such offer, sale or solicitation would be unlawful. The offering may be made only by means of a prospectus supplement and related base prospectus.

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

Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages (“first-liens”). At September 30, 2010, primary insurance on first-liens made up approximately 92.8% of our total first-lien insurance risk in force, and pool insurance on first-liens made up approximately 7.2% of our total first-lien insurance risk in force. Currently, our main business focus is primary mortgage insurance on first-liens.

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

Reduction of Legacy Risk.    In 2009, we began pursuing opportunities to reduce our legacy mortgage insurance portfolio and non-traditional mortgage insurance risk in force. We executed upon this strategy through a series of commutations, transaction settlements and terminations, including the following notable transactions in the first nine months of 2010:

•

In January 2010, we settled with a counterparty on approximately $21 million of second-lien risk in force for a payment of $11.8 million. We recorded a reduction in our reserve for losses in the fourth quarter of 2009 related to this termination.

•

In the first quarter of 2010, we paid $80 million to terminate a structured transaction, comprising $102 million of modified pool risk in force. Because the existing aggregate loss reserves for this transaction were $89 million, this termination resulted in approximately $9 million of pre-tax income. This transaction had the effect of reducing our primary insurance in force by $2.6 billion, and reduced our primary default count by 4,429 loans.

•

In August 2010, we paid $142.8 million to terminate two structured transactions, comprising $187.8 million of first-lien risk in force. Because the existing aggregate loss reserves for this transaction were $159.7 million, this termination resulted in approximately $17 million of pre-tax income. This transaction had the effect of reducing our primary insurance in force by $3.6 billion, and reduced our primary default count by 4,325 loans.

•

In the first nine months of 2010, we purchased approximately $178 million face value of our insured NIMS bonds at a purchase price of $151 million, which approximated the recorded fair value liability for these transactions at the date of purchase.

Financial Guaranty

Our financial guaranty segment has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty. We also wrote financial guaranty business internationally through Radian Asset Assurance Limited (“RAAL”), an insurance company licensed in the United Kingdom and a subsidiary of Radian Asset Assurance. All of our exposure written through RAAL has been novated to Radian Asset Assurance or commuted. Subsequently, RAAL’s insurance financial strength ratings from Moody’s Investor Service (“Moody’s”) and Standard & Poor’s Rating Service (“S&P”) were withdrawn and we have placed RAAL into liquidation.

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

In 2008, in light of market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries by S&P and Moody’s, we decided to discontinue, for the foreseeable future, writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Commensurate with this decision, we reduced our financial guaranty operations, including reductions in our workforce. Since 2008, we have also reduced our financial guaranty exposures through commutations in order to eliminate uncertainty and maximize the ultimate capital available for our mortgage insurance business. In addition, we continue to explore ways to maximize the value of our existing insured financial guaranty portfolio, including the possibility of partnering with third-parties to utilize all or a portion of the portfolio as a platform for new business writings, as well as other possible ways to leverage the portfolio.

Financial Guaranty Exposure Subject to Recapture or Termination.    As a result of ratings downgrades of Radian Asset Assurance, approximately $58.2 billion of our total net par outstanding as of September 30, 2010 (representing 72.8% of financial guaranty’s total net par outstanding), remains subject to termination or recapture at the option of our credit derivative counterparties, our reinsurance customers or other insured parties.

If all of our direct insurance subject to termination was terminated as of September 30, 2010, our net par outstanding would have been reduced by $34.4 billion, with a corresponding decrease in unearned premium reserves of $8.9 million and a decrease in the present value of expected future installment premiums of $133.9 million. Net unrealized losses on derivatives and other financial instruments of $541.3 million would also have been reversed had these transactions been terminated. If any of our derivative transactions were terminated by our credit derivative counterparties, such terminations would not result in a payment by either party.

If all of our reinsurance subject to recapture were recaptured as of September 30, 2010, our net par outstanding would have been reduced by $23.8 billion and the pre-tax impact on our financial statements would have been as follows:

Statement of Operations
(In millions)
Decrease in assumed premiums written	$(250.4)

Decrease in net premiums earned	$(33.1)
Increase in change in fair value of derivative instruments	23.7
Decrease in policy acquisition costs	3.2
Decrease in provision for losses	11.5

Increase in pre-tax income	$5.3

Balance Sheet
(In millions)
Decrease in:
Cash	$182.6
Deferred policy acquisition costs	72.9
Accounts and notes receivable	32.1
Derivative assets	1.5
Unearned premiums	217.3
Reserves for losses and loss adjustment expenses (“LAE”)	51.9
Derivative liabilities	25.2

Assuming all of this reinsurance business was recaptured as of September 30, 2010, Radian Asset Assurance’s statutory surplus would have increased by approximately $160.1 million, primarily as a result of the release of contingency reserves. The net present value of installment premiums on derivative contracts would have decreased by $5.0 million.

Financial Services

At September 30, 2010, our financial services segment consisted solely of our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company which we wrote off completely in 2007 and whose operations are currently in run-off.

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The prolonged downturn in the housing and related credit markets, characterized by a decline in home prices in certain markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. There is a great deal of uncertainty regarding our ultimate loss performance. The possibility that the United States (“U.S.”) economy may not recover from the most recent recession or may reenter a recessionary period following a brief period of stabilization or even growth, the lack of meaningful liquidity in some sectors of the capital and credit markets, the potential for continued high unemployment and limited home price appreciation or further depreciation may add further stress on the performance of our insured assets. Conversely, our performance may be positively affected by private and governmental initiatives to support homeowners and to stimulate the U.S. economy, and by a further stabilization of the economy and housing market.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults.    Our first-lien primary default rate at September 30, 2010 was 16.74%, compared to 17.99% at December 31, 2009. Our primary default inventory decreased by 5.8% and 14.4%, respectively, during the third quarter and first nine months of 2010. Despite this positive trend, which is primarily the result of a decrease in new defaults, an increase in the curing of defaults (“cures”) and an increase in claims paid, our overall primary default rates continue to remain elevated due to high unemployment and continued weakness in the U.S. housing and mortgage credit markets. Defaults have remained at elevated levels across all our mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. In addition, a slowdown in mortgage foreclosures, and consequently a slowdown in claims submitted to us, has contributed to the high level of our default inventory, mainly due to the foreclosure moratoriums imposed by various government entities and lenders, and due to modification programs for delinquent loans. This has resulted in more defaults remaining unresolved for a longer period than has historically been the case.

This slowdown in claims could be further exacerbated by the most recent foreclosure moratoriums imposed by certain servicers that are related to allegations that servicers and other third parties acted improperly in foreclosure proceedings. See “Risk Factors—Foreclosure moratoriums may extend the period of time that a loan remains in our delinquent loan inventory and increase the severity of claims we are required to pay.” Overall, the underlying trend of high defaults continues to be primarily driven by the poor performance of our 2005 through 2008 books of business. Although our primary default inventory further decreased by 1.4% in October 2010, we have traditionally experienced a seasonally driven increase in defaults in the fourth quarter; and therefore, we can provide no assurance that our default inventory will continue to decline in the fourth quarter of 2010.

•

Provision for Losses.    Our mortgage insurance provision for losses was $347.8 million for the three months ended September 30, 2010 and $1,304.5 million for the first nine months of 2010. Our loss provision for the third quarter of 2010 was positively impacted by a decrease in new default notices received during the quarter compared to the third quarter of 2009, partially offset by an increase in our default to claim rate, an increase in pool insurance severity and the breach of subordination levels for certain pool insurance structured transactions in which we are in a second loss position. The severity of pool insurance claims has increased significantly in 2010 with first-lien reserves per pool default now representing $25,278 per pool loan at September 30, 2010. See “Risk Factors—A large portion of our mortgage insurance risk in force consists of higher risk loans, such as non-prime and high-LTV loans, pool mortgage insurance and non-traditional mortgage products.” While there has been continued slowing in the rate at which later stage defaults become claims, which we believe is partially due to the foreclosure moratoriums and loan modification programs, the estimated default to claim rate increased slightly in the third quarter of 2010, mainly due to a reduction in our estimates of insurance rescissions and claim denials.

Our mortgage insurance reserve for losses continues to be positively impacted by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud, underwriters negligence or other factors. Our current level of rescissions and denials is significantly higher than historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our efforts to examine more claims. While we expect the level of rescissions and denials to continue to remain elevated from historical levels as long as our 2005 through 2008 insurance policies comprise the majority of our default inventory, our rescission and denial rates have decreased modestly during 2010. See “Risk Factors—Insurance rescissions and claim denials may not continue at the levels we have recently experienced and an increasing number of lender customers are challenging our insurance rescissions and claim denials.”

Total mortgage insurance claims paid in the third quarter and first nine months of 2010 were $494.2 million and $1,188.8 million, respectively. Claims paid in the third quarter and first nine months of 2010 included $142.8 million and $233.3 million, respectively, related to the termination of certain of our mortgage insurance transactions. Foreclosure moratoriums and loan modification programs by the U.S. Treasury, other government entities and certain of our lender-customers aimed at mitigating the current housing downturn have reduced the number of defaults going to claim. We cannot be certain of the ultimate impact of these programs on our business, results of operations, or the timing of this impact. Some of the most recent foreclosure moratoriums related to foreclosure documentation may further delay our receipt of claims, although this delay, if any, will likely be with respect to 2011 claims paid given that most claims to be paid in 2010 have already proceeded through the foreclosure process. We expect total claims paid in 2010 to be approximately $1.6 billion. In addition, for 2011, we expect to pay total claims, including first- and second-liens, of approximately $1.7 billion, although the most recent foreclosure moratoriums contribute to the uncertainty regarding this estimate.

•

Smart Home/Captives.    We have protected against some losses that have occurred and may occur in the future related to riskier primary mortgage insurance products, by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transferred risk to investors in the capital markets. Approximately 3.2% of our primary mortgage insurance risk in force was included in Smart Home transactions at September 30, 2010. Ceded losses recoverable related to Smart Home were $97.3 million at September 30, 2010. In addition to Smart Home, we have transferred a substantial portion of our mortgage insurance risk to captive reinsurance companies affiliated with our lender-customers. All of our captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. In October 2010, we agreed to terminate a large captive arrangement. Upon termination of this captive, which is expected to occur in November 2010, we expect to receive the balance in the captive trust account, which amount was approximately $280 million at September 30 2010. This amount is equal to our ceded loss recoverable for this captive as of September 30, 2010. We expect to continue to terminate some of the remaining captives that are now in run-off. Ceded losses recoverable on captive reinsurance transactions were $462.3 million at September 30, 2010.

We have received total cash reinsurance recoveries (including recoveries from terminations) from Smart Home and captive reinsurance arrangements of approximately $322.4 million, since inception. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. We are approaching the maximum amount that we expect to record as recoverables under our Smart Home and captive reinsurance arrangements; therefore, we expect a limited amount of incremental recoverable to be booked from these arrangements in future periods. We expect that most of the actual cash recoveries from these captives will be received over the next few years, including the approximately $280 million we expect to receive in November 2010 upon termination of the large captive described above.

•

New Insurance Written.    We wrote $3.2 billion and $7.8 billion of new mortgage insurance in the third quarter and first nine months of 2010, respectively, representing a decrease of 6.4% and 46.6%, respectively, compared to insurance written in the corresponding periods of 2009. This decrease is mainly the result of an overall smaller mortgage market, increased competition from the Federal Housing Administration (“FHA”), which is currently insuring 68% of the total insured mortgage market (significantly more than before the recent economic downturn), our more restrictive underwriting guidelines and the limited secondary market for mortgage securitizations (other than the GSEs). We have been more aggressively marketing our product offerings that favorably compete with the FHA prices in order to gain market share back from the FHA. Effective October 4, 2010, the FHA reduced its upfront mortgage insurance premium and increased its annual premium. While we cannot predict what impact these premium changes will have on our new insurance written in the future, we believe that the new FHA pricing may allow us to be more competitive with the FHA than in the recent past. While the private mortgage insurance industry has made some progress in recapturing business from the FHA in 2010, the FHA’s market share remains historically high, and this competition, in conjunction with the other factors identified above, is likely to continue to negatively affect the volume of our new insurance written.

Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, the credit profile of our mortgage insurance portfolio has improved. For 2010 and 2009, almost all of our new business production was categorized as prime business. In addition, Fair Isaac and Company (“FICO”) scores for the borrowers of these insured mortgages have increased, while the loan-to-value (“LTV”) on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•

Persistency.    The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12 month period, was 78.9% for the 12 months ended September 30, 2010, compared to 87.0% for the 12 months ended September 30, 2009. The persistency rate at September 30, 2010, would have been significantly higher without the impact of the termination of certain of our mortgage insurance transactions during the fourth quarter of 2009 and the first nine months of 2010, as discussed above. We expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

Discontinued Non-Traditional Products

•

NIMS.    Our total principal exposure to NIMS was $156.6 million at September 30, 2010, substantially all of which we expect to result in credit losses. We began paying principal claims on our insured NIMS during 2009 and expect that most claim payments will be made in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of September 30, 2010 was $144.4 million and is recorded as variable interest entity (“VIE”) debt and derivative assets. The difference between our total expected credit losses and the carrying value of our net liability is $10.5 million and is expected to be recognized over the remaining life of the NIMS as the discount is accreted. As part of our loss mitigation initiatives, during the first nine months of 2010 we purchased $178.2 million in NIMS that we had guaranteed, including $110.9 million during the third quarter, which reduced our overall principal exposure. We may purchase additional NIMS at a discount in the future, which could help to mitigate our ultimate losses.

•

Second-liens.    Our exposure to second-liens was $204.9 million at September 30, 2010, compared to $262.9 million at December 31, 2009. Our second-lien loss reserves decreased during the first nine months of 2010 by $25.1 million to $18.5 million at September 30, 2010. Our premium deficiency reserve for second-liens increased slightly during the first nine months of 2010 to $25.4 million at September 30, 2010. We had total reserves (comprising loss reserves and premium deficiency reserves) of $43.9 million against our second-lien portfolio, or 21.5% of the total remaining exposure as of September 30, 2010.

•

Mortgage Insurance CDS.    Our exposure to international mortgage insurance CDS at September 30, 2010, consisted of one CDS referencing residential mortgage-backed securities (“RMBS”) related to mortgage loans in the Netherlands. This CDS contains prime, low LTV mortgages. Our exposure to this transaction was approximately $121.4 million as of September 30, 2010, with remaining subordination of $15.0 million. Our insurance covers several tranches in this transaction, which are rated between BBB and AAA, with over half of our exposure in the AAA category. This transaction continues to perform well, and currently we do not expect to pay claims on this transaction.

Financial Guaranty

•

Net Par Outstanding.    Our financial guaranty net par outstanding was $79.9 billion as of September 30, 2010, compared to $87.4 billion at December 31, 2009. The reduction in net par outstanding during the first nine months of 2010 was primarily due to negotiated settlements of certain CDOs, counterparties exercising their early termination rights due to our ratings downgrades, prepayments or refundings of public finance transactions, a commutation of reinsurance exposure and the amortization or scheduled maturity of our insured portfolio. In light of our decision in 2008 to discontinue writing new financial guaranty business for the foreseeable future, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to proactively reduce our financial guaranty risk in force.

•

Credit Performance.    The percentage of internally rated AAA credits in our portfolio increased slightly to 42.6% of our net par outstanding at September 30, 2010 from 41.2% at December 31, 2009, while the percentage of internally rated below investment grade (“BIG”) credits increased to 6.3% of our net par outstanding at September 30, 2010 from 5.5% at December 31, 2009. The increase in the percentage of BIG credits was primarily due to credit deterioration in the second-to-pay collateralized loan obligations (“CLO”), project finance credits and, to a lesser extent, the Alternative A (“Alt-A”) RMBS segments of our insured portfolio.

Our $33.7 billion directly insured corporate CDO portfolio, representing 84.5% of our total CDO portfolio of $39.9 billion at September 30, 2010, remains highly rated, with 87.0% rated AAA internally, an increase from 81.9% as of December 31, 2009. Only 0.6% of the net par outstanding of our directly insured corporate CDO portfolio was rated BIG internally as of September 30, 2010.

Our portfolio of directly insured TruPs bonds, in which each directly insured bond represents a senior tranche of a CDO composed mainly of bank and insurance company TruPs, experienced some deterioration during the first nine months of 2010, with subordination and interest coverage ratio levels in many of these transactions being reduced by defaults and interest deferrals by issuers of TruPs in the CDO collateral pools. Recently, we have seen some stabilization and positive developments in the collateral pools of our insured TruPs CDOs, with some issuers of TruPs now benefiting from earnings growth and greater access to the capital markets and several of the issuers that had previously deferred payments resumed making payments. The internal ratings of two directly insured TruPs bonds were upgraded to BBB as of September 30, 2010 from BIG as of December 31, 2009 as a result of improved collateral performance. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our TruPs CDO portfolio.

The mortgage loan collateral underlying each of our four CDOs of commercial mortgage-backed securities (“CMBS”) transactions experienced deterioration during the first nine months of 2010, and we downgraded two of these transactions in the second quarter of 2010 (our $352.5 million insured CDO of CMBS transaction was downgraded from AAA to AA internally, and our $430.0 million insured CDO of CMBS transaction was downgraded from A+ to BBB internally). As of September 30, 2010, total average delinquencies per transaction in the CMBS collateral pools underlying each of our insured CDO of CMBS transactions ranged from 7.1% to 9.5%, an increase from a range of 4.7% to 5.8% as of December 31, 2009. In addition, since the inception of the 127 CMBS tranches constituting the collateral for our four insured CDO of CMBS transactions, Moody’s has downgraded 47 CMBS tranches from Aaa to between Aa1 and Ba1, and S&P has downgraded 76 CMBS tranches from AAA to between AA+ and B, in each case as of September 30, 2010.

The performance of our CDO of CMBS transactions is subject to additional risk that the underlying loan collateral cannot be refinanced when due. Approximately 19.4% of the underlying loans are scheduled to come due by the end of September 2014, and an additional 33.9%, 43.2% and 1.2% are scheduled to come due in the years ended September 30, 2015, 2016 and 2017, respectively. If such underlying loans cannot be refinanced when due and such loans default, we may be required to pay a principal claim on our insured CDO of CMBS, subject to applicable subordination, if the amount recovered upon the foreclosure of the underlying property or otherwise, is insufficient to cover the defaulted loan balance and related expenses.

Based on recent actual and projected cash flows, we now expect to begin paying claims related to interest shortfalls on our one directly insured CDO of ABS transaction, representing $455.9 million in exposure, in 2012, and possibly sooner if the deterioration is worse than projected. Due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we believe that our ultimate principal losses for this transaction will likely be substantially all of our total principal exposure. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our CDO of ABS.

There was some downward ratings migration during the first nine months of 2010 among our directly insured second-to-pay CLOs, which had total net par outstanding of $653.8 million as of September 30, 2010. These transactions were rated between AA- and BB+ internally as of September 30, 2010, compared with ratings between AA and A+ internally as of December 31, 2009.

Based on our internal ratings, the credit quality of the $568.2 million of net par outstanding of domestic non-CDO RMBS in our financial guaranty insured portfolio also deteriorated in the first nine months of 2010, primarily due to an increase in the BIG exposure in our $176.4 million net par outstanding Alt-A RMBS portfolio during the period. From December 31, 2009 to September 30, 2010, the Alt-A RMBS portfolio experienced an increase in BIG net par outstanding from 47.4% to 80.8%, and our total BIG net par outstanding to domestic non-CDO RMBS increased from 48.9% to 59.4%.

Our public finance portfolio continues to experience stress from the general economic downturn over the past few years and the continuing uncertainty regarding future economic conditions, with the greatest level of stress continuing in the healthcare and long-term care sectors. Although we have seen some stabilization and modest improvement in the performance of some healthcare credits in the portfolio, the outlook for credit performance for the healthcare sector remains challenging, particularly due to uncertainty regarding the future of healthcare reform and state and federal funding for healthcare expenditures. We have observed an increase in refunding of our public finance net par exposure, especially within our investment-grade healthcare and long-term care sectors in 2010, primarily during the second and third quarters. We may also experience future credit deterioration and more municipal defaults in our government-related insured credits, as the difficulties experienced by government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations continues to put some municipalities and their public authorities under stress. Notwithstanding these difficulties, the states and municipalities included within our government-related insured credits have generally been able to manage this stress to date. As of September 30, 2010, 95.2% of our insured public finance portfolio is rated investment grade (at least BBB-) internally compared to 96.5% as of December 31, 2009. The decline in the percentage of our public finance portfolio rated investment grade was primarily due to a downgrade within our project finance sector.

Financial Services

As a result of the sale of our remaining interest in Sherman Financial Group LLC (“Sherman”) on May 3, 2010, our financial services segment consists solely of our 46% interest in C-BASS, whose operations are currently in run-off. As a result, this segment had no impact on our results of operations for the third quarter of 2010.

Results of Operations

Our results for the quarter ended September 30, 2010 were positively impacted by the change in fair value of derivative instruments, which occurred primarily as a result of the tightening of credit spreads underlying our insured portfolio of corporate CDOs and CMBS and a decline in forward London Interbank Offered Rate (“LIBOR”) rates, which resulted in a decline in the fair value liability of our insured TruPs CDOs. Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our ultimate net credit loss payments with respect to these obligations.

Our estimated credit loss payments presented in the table below, represent our current estimate of the present value, net of estimated recoveries, that we expect to pay in claims with respect to our insured credit derivatives and net VIE liabilities. The fair value of these obligations is the fair value at a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction specific conditions and factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments, include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance. In the absence of credit losses or an agreed-upon early termination of one or more of these transactions at a loss, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. However, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of gains or losses and the reversal of unrealized gains or losses.

The following table summarizes the fair value amounts reflected on our condensed consolidated balance sheet at September 30, 2010, related to these instruments and the present value of our estimated credit loss payments on these instruments.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Trading securities	$—	$86.5	$86.5
Derivative assets	11.5	15.5	27.0
Other assets	—	115.7	115.7

Total assets	11.5	217.7	229.2

Derivative liabilities	—	530.5	530.5
VIE debt-at fair value	155.9	337.8	493.7
Accounts payable and accrued expenses	—	0.8	0.8

Total liabilities	155.9	869.1	1,025.0

Total fair value net liabilities	$144.4	$651.4	$795.8

Present value of estimated credit loss payments (1)	$155.3	$349.8	$505.1

(1)	Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions where we currently anticipate paying net losses, calculated using a discount rate ranging from 2.4% to 3.4%, which represents our current investment yield. At an investment yield of 5%, our estimated credit loss payments would decrease by approximately $107.9 million to $397.2 million, with most of the decrease related to financial guaranty derivatives and VIEs.

Results of Operations—Consolidated

Quarter and Nine Months Ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Net (loss) income	$112.2	$(70.5)	n/m	$(673.3)	$(56.0)	n/m
Net premiums written—insurance	174.8	(38.1)	n/m	490.2	280.6	74.7%
Net premiums earned—insurance	203.9	209.5	(2.7)%	605.7	614.3	(1.4)
Net investment income	46.6	54.0	(13.7)	140.5	163.6	(14.1)
Change in fair value of derivative instruments	229.8	(30.9)	n/m	(372.8)	(43.0)	n/m
Net gains on other financial instruments	99.1	96.5	2.7	49.6	176.0	(71.8)
Net impairment losses recognized in earnings	—	—	—	(0.1)	(0.9)	(88.9)
Gain on sale of affiliate	—	—	—	34.8	—	n/m
Other income	2.0	2.5	(20.0)	5.7	10.5	(45.7)
Provision for losses	344.4	404.9	(14.9)	1,323.4	864.4	53.1
Provision for premium deficiency	8.6	(31.6)	n/m	—	(77.6)	n/m
Policy acquisition costs	11.1	14.2	(21.8)	42.7	54.1	(21.1)
Other operating expenses	43.1	54.0	(20.2)	143.3	161.3	(11.2)
Interest expense	9.5	11.3	(15.9)	28.6	35.9	(20.3)
Equity in net income of affiliates	—	7.9	n/m	14.7	23.6	(37.7)
Income tax (benefit) provision	52.5	(42.8)	n/m	(386.7)	(38.0)	n/m

n/m – not meaningful

Net (Loss) Income.    We had net income for the three months ended September 30, 2010 compared to a net loss in the corresponding period of 2009. The 2010 results reflect significant unrealized gains in the change in fair value of derivative instruments compared to unrealized losses in the comparable period of 2009. The increase in our net loss for the nine months ended September 30, 2010, as compared to the corresponding period of 2009, resulted from an increase in the provision for losses, unrealized losses in the change in fair value of derivative instruments, partially offset by an increase in the income tax benefit as a result of the significant pre-tax loss in 2010.

Net Premiums Written and Earned.    Net premiums earned decreased for the three months ended September 30, 2010 as compared to the same period of 2009, primarily due to a decline in premiums earned in the mortgage insurance segment. For the nine months ended September 30, 2010, net premiums earned decreased compared to the same period in 2009 as a result of a decline in premiums earned in our financial guaranty segment, partially offset by an increase in net premiums earned in our mortgage insurance segment. See “Results of Operations—Mortgage Insurance—Quarter and Nine Months ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009—Net Premiums Written and Earned” and “Results of Operations—Financial Guaranty—Quarter and Nine Months ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009—Net Premiums Written and Earned” below for further information.

Net Investment Income.    The decreases in net investment income during both the three and nine month periods ended September 30, 2010 as compared to the same periods of 2009, are due to lower yields on taxable investments in our investment portfolio as a result of a significant increase in the allocation of the investment portfolio to short-term investments in anticipation of increasing claim payments in our mortgage insurance segment. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments.    The components of the (losses) gains included in change in fair value of derivative instruments for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Operations (In millions)	2010	2009	2010	2009
Net premiums earned—derivatives	$11.5	$13.4	$35.6	$42.6
Financial Guaranty credit derivative liabilities	223.7	(20.9)	(384.6)	(22.9)
Financial Guaranty VIE derivative liabilities	(5.2)	—	(15.9)	—
NIMS	(0.9)	0.7	(1.4)	(8.8)
Mortgage Insurance domestic and international CDS	0.2	6.5	(0.2)	(15.0)
Put options on Money Market committed preferred custodial trust securities (“CPS”)	—	(29.8)	(6.3)	(31.6)
Other	0.5	(0.8)	—	(7.3)

Change in fair value of derivative instruments	$229.8	$(30.9)	$(372.8)	$(43.0)

The unrealized gains experienced during the third quarter of 2010 are primarily due to a reduction of our derivative liabilities, due to the significant tightening of the underlying credit spreads on our insured corporate CDOs and CMBS portfolio, together with a decline in forward LIBOR rates, which improved the projected cash flows of certain transactions and resulted in a decline in the fair value liability of our TruPs. For the nine months ended September 30, 2010, credit spreads on our insured corporate CDOs widened. See “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009—Change in Fair Value of Derivatives” for further information.

As a result of the consolidation in 2010 of certain VIEs in which we are the primary beneficiary, amounts which had previously been reported in change in fair value of derivative instruments are currently reported as change in fair value of VIE debt, which is included in net gains on other financial instruments.

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

	September 30 2010	December 31 2009	September 30 2009	December 31 2008
Radian Group five-year CDS spread	625	1,530	1,323	2,466
(in basis points)

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk September 30, 2010	Impact of Radian Non-Performance Risk September 30, 2010	Fair Value Liability Recorded September 30, 2010
Corporate CDOs	$(606.5)	$478.1	$(128.4)
Non-Corporate CDO-related	(1,595.1)	1,095.1	(500.0)
NIMS-related and other	(172.9)	28.3	(144.6)

Total	$(2,374.5)	$1,601.5	$(773.0)

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2009	Impact of Radian Non-Performance Risk December 31, 2009	Fair Value Liability Recorded December 31, 2009
Corporate CDOs	$(631.5)	$629.0	$(2.5)
Non-Corporate CDO-related	(1,924.8)	1,730.9	(193.9)
NIMS-related and other	(384.5)	108.7	(275.8)

Total	$(2,940.8)	$2,468.6	$(472.2)

Net Gains on Other Financial Instruments.    The components of the net gains on other financial instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2010	2009	2010	2009
Net gains (losses) related to change in fair value of hybrid securities and trading securities	$(6.0)	$101.6	$80.9	$181.8
Net realized gains on investments	88.3	40.0	108.2	81.1
Gain on the repurchase of long-term debt	—	—	2.5	—
Net (losses) gains related to realized losses and change in fair value of NIMS VIE debt	1.7	(45.1)	(37.1)	(86.9)
Loss related to CPS VIE	(1.9)	—	(23.5)	—
(Loss) gain related to change in fair value of Financial Guaranty VIE debt	17.0	—	(81.4)	—

Net gains on other financial instruments	$99.1	$96.5	$49.6	$176.0

The results for the three and nine months ended September 30, 2010, continued to be affected by gains related to the change in fair value of hybrid and trading securities and realized gains on investments. During

2010, we sold a significant portion of our fixed-maturities held in our available for sale portfolio, including $1.1 billion in the third quarter, in response to favorable market conditions and in connection with the strategic repositioning of our investment portfolio from tax advantaged securities to securities that provide taxable investment income. Upon reinvestment of these sale proceeds, new investments acquired during 2010 have all been classified as trading securities. Partially offsetting these gains for the nine months ended September 30, 2010, were losses on financial guaranty VIE debt, resulting from the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs during 2010. As a result of this adoption, additional VIEs were identified and consolidated, with the related fair value gains (losses) recorded in this line item. Also negatively impacting the results for the nine months ended September 30, 2010, were net losses related to realized losses and change in fair value of NIMS VIE debt. The losses on our VIE debt were primarily caused by a tightening in Radian Group’s CDS spread during the periods, which had the effect of reducing the impact of our non-performance risk adjustment included within the fair value estimate of our VIE debt. Our CDS spreads also tightened during the comparable periods in 2009.

Net Impairment Losses Recognized in Earnings.    Net impairment losses for the nine months ended September 30, 2009 included larger impairments on fixed-maturity investments available for sale and equity securities available for sale as compared to the impairments during the same period of 2010.

Gain on Sale of Affiliate.    This gain on sale of affiliate for the nine months ended September 30, 2010 resulted from the sale of our remaining equity interest in Sherman on May 3, 2010.

Other Income.    The decrease in other income for the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009, is due to a decline in income related to contract underwriting, resulting from the overall decline in mortgage origination volume.

Provision for Losses.    The provision for losses for the three months ended September 30, 2010 decreased from the comparable period of 2009, due to a decrease in both our mortgage insurance and financial guaranty provision for losses. The provision for losses increased during the first nine months of 2010 compared to the first nine months of 2009, primarily due to an increase in our mortgage insurance provision for losses. See “Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009—Provision for Losses” below for further information. See “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009—Provision for Losses” below for further information.

Provision for Premium Deficiency.    We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust the premium deficiency reserve, as necessary, as actual losses are incurred and premiums are received. Based on the current quarter’s analysis, although our expectation of ultimate losses in the second-lien portfolio has not changed, the decrease in our second-lien loss reserves resulted in an increase in our premium deficiency reserve (“PDR”). For the three and nine months ended September 30, 2009, the reserve for second-lien premium deficiency was impacted by the transfer of PDR to loss reserves and decreases in expected losses due to changes in underlying assumptions.

Policy Acquisition Costs.    In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated at least quarterly. The total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. During 2010, updated loss estimates in our mortgage insurance segment resulted in an increase in the amortization of policy acquisition costs in the nine month period ended September 30, 2010. Policy acquisition costs in our financial guaranty segment decreased in 2010 as compared to 2009, primarily due to a decrease in net premiums earned in 2010 and the second quarter 2009 commutation of $9.8 billion of financial guaranty net par outstanding, which resulted in our accelerating $8.9 million of policy acquisition costs in 2009 and reducing the base asset to be amortized.

Other Operating Expenses.    The decrease in other operating expenses for the three months ended September 30, 2010, as compared to the same period in 2009 is primarily due to a decrease in salary-related compensation costs and compensation related to incentive plans, including cash-settled equity awards, which are correlated to changes in our stock price. Partially offsetting these declines in operating expenses was an increase in outside consulting services. During the nine month period ended September 30, 2010, we experienced declines in salary-related compensation costs, primarily severance, contract underwriting expenses, and director compensation that is correlated to changes in our stock price.

Interest Expense.    These amounts reflect interest on our long-term debt and in 2009, interest on our revolving credit facility. In January 2010 and August 2009, we repurchased approximately $31.9 million and $57.7 million, respectively, of outstanding principal amount of our 7.75% debentures due June 2011, at a discount. Also, on August 6, 2009, we terminated our revolving credit facility and paid down the remaining balance of $100 million. All of these transactions reduced our interest expense in 2010.

Equity in Net Income of Affiliates.    For more information, see “Results of Operations—Financial Services” below.

Income Tax (Benefit) Provision.    We recorded an income tax provision for the three months ended September 30, 2010, and an income tax benefit for the three months ended September 30, 2009 and both of the nine months periods ended September 30, 2010 and 2009. The consolidated effective tax rate was 31.9% and 36.5%, for the three and nine months ended September 30, 2010, compared to 37.8% and 40.4% for the corresponding periods of 2009. The effective tax rates for the three and nine months ended September 30, 2010 and 2009, were mainly impacted by tax-exempt interest income, state and foreign taxes, uncertain tax positions, and in 2010, from the additional benefit realized upon the filing of our 2009 federal income tax return.

Results of Operations—Mortgage Insurance

Quarter and Nine Months Ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009

The following table summarizes our mortgage insurance segment’s results of operations for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Net loss	$(75.0)	$(82.6)	(9.2)%	$(464.1)	$(158.4)	n/m
Net premiums written—insurance	174.4	149.0	17.1	499.4	465.9	7.2%
Net premiums earned—insurance	181.7	186.9	(2.8)	539.1	534.8	0.8
Net investment income	26.7	33.8	(21.0)	81.6	97.5	(16.3)
Change in fair value of derivative instruments	6.8	6.6	3.0	5.7	(28.5)	n/m
Net gains on other financial instruments	55.7	38.6	44.3	80.8	64.3	25.7
Net impairment losses recognized in earnings	—	—	—	(0.1)	(0.9)	(88.9)
Other income	1.9	2.3	(17.4)	5.3	9.9	(46.5)
Provision for losses	347.8	376.5	(7.6)	1,304.5	841.0	55.1
Provision for premium deficiency	8.6	(31.6)	n/m	—	(77.6)	n/m
Policy acquisition costs	6.4	8.7	(26.4)	29.1	22.3	30.5
Other operating expenses	31.7	39.4	(19.5)	103.6	110.7	(6.4)
Interest expense	3.3	3.7	(10.8)	6.9	12.1	(43.0)
Income tax benefit	(50.1)	(45.9)	9.2	(267.7)	(73.0)	n/m

n/m – not meaningful

Net Loss.    The net loss for the three months ended September 30, 2010 decreased slightly from the same period of 2009, due primarily to an increase in net gains on other financial instruments and a lower provision for losses, which was partially offset by an increase in the provision for premium deficiency. The significant increase in net loss for the nine months ended September 30, 2010 as compared to 2009, was primarily the result of the significant increase in the provision for losses and the lack of a benefit for premium deficiency, partially offset by an increase in the income tax benefit.

Net Premiums Written and Earned.    The increases in premiums written for both the three and nine months ended September 30, 2010, as compared to the same periods of 2009, are due primarily to decreases in ceded premiums resulting from the termination of captive arrangements and the run-off of existing captives. These increases in premiums written were partially offset by a reduction in business written due primarily to a smaller mortgage market, increased competition from the FHA and more restrictive underwriting guidelines. For the three months ended September 30, 2010, net premiums earned decreased due to a decline in new business written, which was partially offset by a reduction in the accrual for premium refunds for loan rescissions and a decline in ceded premiums. For the nine months ended September 30, 2010, net premiums earned increased, primarily due to a reduction in the accrual for premium refunds for loan rescissions and a decline in ceded premiums, partially offset by a decrease in premiums earned from second-liens and international business.

The following table provides additional information related to premiums written and earned for the three and nine month periods indicated (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Premiums written
Primary and Pool Insurance	$173,805	$169,180	$498,468	$483,872
Second-lien	609	(1,493)	888	(750)
International	5	(18,687)	4	(17,244)

Total premiums written—insurance	$174,419	$149,000	$499,360	$465,878

Premiums earned
Primary and Pool Insurance	$178,554	$182,582	$529,288	$517,770
Second-lien	610	1,264	1,855	4,649
International	2,567	3,013	7,919	12,370

Total premiums earned—insurance	$181,731	$186,859	$539,062	$534,789

Smart Home
Ceded premiums written and earned	$2,507	$2,482	$7,358	$8,041

Net Investment Income.    The decreases in net investment income during both the three and nine month periods ended September 30, 2010, as compared to the same periods of 2009, were due to lower yields on taxable investments in our investment portfolio as a result of a reallocation of our investment portfolio to shorter term investments in anticipation of future claim payments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments.    The components of the (losses) gains included in change in fair value of derivative instruments for our mortgage insurance segment are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2010	2009	2010	2009
Net premiums earned—derivatives	$0.1	$0.2	$0.4	$1.8
NIMS	(0.9)	0.7	(1.4)	(8.8)
Mortgage Insurance domestic and international CDS	0.2	6.5	(0.2)	(15.0)
Put options on CPS	6.9	—	6.9	—
Other	0.5	(0.8)	—	(6.5)

Change in fair value of derivative instruments	$6.8	$6.6	$5.7	$(28.5)

The results for the three and nine months ended September 30, 2010 include an allocation of unrealized gains on the derivatives held on CPS trusts consolidated by Radian Group. The results for the nine months ended September 30, 2009 include a loss related to the termination of all of our domestic CDS transactions.

Net Gains on Other Financial Instruments.    The components of the net gains on other financial instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2010	2009	2010	2009
Net gains (losses) related to change in fair value of hybrid securities and trading securities	$0.8	$63.6	$48.8	$130.2
Net realized gains on investments	61.2	20.1	76.6	21.0
Gain on the repurchase of long-term debt	—	—	0.5	—
Net (losses) gains related to realized losses and change in fair value of NIMS VIE debt	1.7	(45.1)	(37.1)	(86.9)
Loss related to CPS VIE	(8.0)	—	(8.0)	—

Net gains on other financial instruments	$55.7	$38.6	$80.8	$64.3

The results for the three and nine months ended September 30, 2010 continued to be impacted by net realized gains on investments as we re-allocate our investment portfolio. The results for the nine months ended September 30, 2010 and 2009 were negatively impacted by net losses related to realized losses and change in fair value of NIMS VIE debt. The losses on our NIMS VIE debt were primarily caused by a tightening in Radian Group’s CDS spread during these periods, which had the effect of reducing the impact of our non-performance risk adjustment included within the fair value estimate of our NIMS VIE debt. Beginning in the third quarter of 2010, we began allocating a portion of the losses related to CPS VIEs to the mortgage insurance segment.

Net Impairment Losses Recognized in Earnings.    Net impairment losses for the nine months ended September 30, 2009, included larger impairments on fixed-maturity investments available for sale and equity securities available for sale as compared to impairments during the nine months ended September 30, 2010.

Other Income.    The decrease in other income for the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009, is due to a decline in income related to contract underwriting resulting from the overall decline in mortgage origination volume.

Provision for Losses.    Our mortgage insurance provision for losses for the three months ended September 30, 2010 decreased from the comparable period of 2009. Our provision for losses was positively impacted by a decrease in new default notices received during the quarter ended September 30, 2010, compared to the same period in 2009. This positive impact, however, was partially offset by a slight increase in our default to claim rate, primarily as a result of a reduction in our estimates related to insurance rescissions and claim denials. Additionally, we experienced an increase in severity associated with our pool transactions as well as an increased provision on certain pool transactions that breached subordination levels during the quarter.

Our mortgage insurance provision for losses for the nine months ended September 30, 2010 increased compared to the corresponding period of 2009. While we have received fewer notices of new defaults during 2010, our estimated default to claim rate has increased, mainly as a result of our assumptions related to a reduction in insurance rescissions and claim denial estimates. Also in 2010, we have experienced an increase in primary and pool severity, an aging of our default inventory and the breach of subordination levels for certain pool insurance transactions in which we are in a second loss position. A portion of our increase in severity estimate resulted as we replaced average severities for similar loan groups with a more specific loan level input.

Our default to claim rate assumption (net of denials and rescissions) used in estimating our provision for losses was 39% at September 30, 2010, 36% at December 31, 2009, and 46% at December 31, 2008.

The following table illustrates the reduction in our loss reserve estimates due to estimated rescissions and denials as of the dates indicated:

(In millions)	September 30	June 30	January 1
2010	$(1,081)	$(1,293)	$(1,555)
2009	(1,538)	(1,282)	(506)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2010	2009	2010	2009
First loss position (1)	$182.8	$101.0	$465.2	$275.8
Second loss position (2)	72.8	108.0	268.0	313.2

Total first-lien claims submitted for payment that were rescinded or denied	$255.6	$209.0	$733.2	$589.0

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.
(2)	Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other limitations on our claim payment obligations included in our policies.

These amounts include a small amount of submitted claims that were subsequently withdrawn by the insured. We believe that the elevated levels of insurance rescissions and claim denials and the elevated levels of defaults are related, and are primarily the result of underwriting deficiencies, which mainly existed during 2005 through 2008.

The following table shows the cumulative denial and rescission rates as of September 30, 2010 on our first-lien portfolio in the quarter the claims were received for the periods indicated:

	Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Structured	Q1 2008	16.6%	100%
	Q2 2008	16.9%	100%
	Q3 2008	23.0%	100%
	Q4 2008	28.3%	100%
	Q1 2009	30.4%	99%
	Q2 2009	31.0%	99%
	Q3 2009	28.6%	97%
	Q4 2009	20.2%	90%
	Q1 2010	16.5%	79%

Flow	Q1 2008	8.4%	100%
	Q2 2008	10.0%	100%
	Q3 2008	16.8%	99%
	Q4 2008	16.2%	99%
	Q1 2009	20.0%	98%
	Q2 2009	22.0%	97%
	Q3 2009	19.5%	96%
	Q4 2009	18.8%	88%
	Q1 2010	10.5%	76%

Total	Q1 2008	12.3%	100%
	Q2 2008	13.5%	100%
	Q3 2008	19.7%	99%
	Q4 2008	21.9%	99%
	Q1 2009	24.9%	99%
	Q2 2009	26.4%	98%
	Q3 2009	23.3%	96%
	Q4 2009	19.3%	89%
	Q1 2010	12.1%	77%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of September 30, 2010) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change.
(2)	For each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the second and third quarters of 2010, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

Provision for Premium Deficiency.    For the three months ended September 30, 2010, although our expectation of ultimate losses in the second-lien portfolio has not changed, the decrease in the second-lien loss reserve resulted in an increase in our PDR. For the three and nine months ended September 30, 2009, the reserve for second-lien premium deficiency was impacted by transfers of incurred losses to second-lien loss reserves and by decreases in expected losses due to changes in our underlying assumptions. This had the effect of reducing our second-lien premium deficiency reserve and positively impacted our results for the first nine months of 2009. See “Critical Accounting Policies—Reserve for Premium Deficiency” below for a description of our reserving process.

Policy Acquisition Costs.    The decrease in policy acquisition costs for the three months ended September 30, 2010 as compared to the same period of 2009, was primarily due to the acceleration of amortization in the third quarter of 2009, as a result of the termination of international reinsurance deals. The increase in policy acquisition costs for the nine month period ended September 30, 2010 as compared to 2009, was due to model factor changes such as an increase in our estimated loss rate assumptions, which resulted in an acceleration of amortization.

Other Operating Expenses.    The decrease in other operating expenses for the three months ended September 30, 2010, as compared to the same period of 2009, was primarily due to a decrease in salary-related compensation costs and compensation expense related to incentive plans, including cash-settled equity awards, which are correlated to changes in our stock price. Other operating expenses decreased for the nine months ended September 30, 2010, as compared to the corresponding period of 2009, due to a decrease in contract underwriting expenses and a decrease in director compensation which is correlated to changes in our stock price. Contract underwriting expenses for the three and nine month periods ended September 30, 2010, including the impact of reserves for contract underwriting remedies, were $1.4 million and $4.5 million, respectively, compared to $0.1 million and $9.6 million, respectively, for the corresponding periods of 2009. The decrease in contract underwriting expenses in 2010, resulted from a decline in mortgage origination volume. During the first nine months of 2010, loans underwritten via contract underwriting for flow business accounted for 18.9% of applications, 17.3% of commitments for insurance and 14.8% of insurance certificates issued, compared to 14.8%, 13.2% and 13.1%, respectively, for the first nine months of 2009.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2010 and 2009 include an allocation to the mortgage insurance segment of interest on our long-term debt based on allocated capital, which has decreased for the mortgage insurance segment relative to the financial guaranty segment from the same periods of 2009.

Income Tax Benefit.    The effective tax rate was 40.0% and 36.6%, respectively, for the three and nine months ended September 30, 2010 compared to 35.7% and 31.6%, respectively, for the comparable periods of 2009. The difference between the effective tax rates and the statutory tax rate of 35% for the three and nine months ended September 30, 2010 were mainly related to tax-exempt interest income, state and foreign taxes, the tax effect relating to uncertain tax positions, and, in 2010, the additional benefit realized upon the filing of our 2009 federal income tax return.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	September 30 2010		September 30 2009
	($ in millions)
Primary new insurance written (“NIW”)
Flow	$3,226	100.0%	$3,446	100.0%

Total Primary	$3,226	100.0%	$3,446	100.0%

Total
Prime	$3,225	100.0%	$3,441	99.9%
Alt-A	—	—	1	—
A minus and below	1	—	4	0.1

Total Primary	$3,226	100.0%	$3,446	100.0%

	Nine Months Ended
	September 30 2010		September 30 2009
	($ in millions)
Primary new insurance written
Flow	$7,777	100.0%	$14,555	100.0%

Total Primary	$7,777	100.0%	$14,555	100.0%

Total
Prime	$7,774	100.0%	$14,530	99.8%
Alt-A	—	—	11	0.1
A minus and below	3	—	14	0.1

Total Primary	$7,777	100.0%	$14,555	100.0%

	Three Months Ended
	September 30 2010		September 30 2009
	($ in millions)
Total primary new insurance written by FICO (a) Score
Total
>=740	$2,621	81.2%	$2,570	74.6%
680-739	605	18.8	831	24.1
620-679	—	—	45	1.3
<=619	—	—	—	—

Total Primary	$3,226	100.0%	$3,446	100.0%

(a)	FICO credit scoring model.

	Nine Months Ended
	September 30 2010		September 30 2009
	($ in millions)
Total primary new insurance written by FICO score
Total
>=740	$6,182	79.5%	$10,464	71.9%
680-739	1,592	20.5	3,822	26.3
620-679	3	—	268	1.8
<=619	—	—	1	—

Total Primary	$7,777	100.0%	$14,555	100.0%

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	($ in millions)
Percentage of primary new insurance written
Refinances	44%	30%	$34%	43%
95.01% LTV (b) and above	<1%	<1%	<1%	<1%
Adjustable Rate Mortgages (“ARMs”)
Less than five years	<1%	<1%	<1%	<1%
Five years and longer	5.3%	2%	5.8%	<1%

(b)	LTV ratios are the ratio of the original loan amount to the original appraised value of the property.

	Three Months Ended
	September 30 2010		September 30 2009
Primary risk written ($ in millions)
Flow	$741	100.0%	$756	100.0%

Total	$741	100.0%	$756	100.0%

	Nine Months Ended
	September 30 2010		September 30 2009
	($ in millions)
Primary risk written ($ in millions)
Flow	$1,811	100.0%	$3,130	100.0%

Total	$1,811	100.0%	$3,130	100.0%

	September 30 2010		December 31 2009		September 30 2009
	($ in millions)
Primary insurance in force
Flow	$116,971	88.9%	$121,596	84.3%	$122,912	79.9%
Structured	14,587	11.1	22,672	15.7	30,876	20.1

Total Primary	$131,558	100.0%	$144,268	100.0%	$153,788	100.0%

Prime	$107,469	81.7%	$111,398	77.2%	$113,518	73.8%
Alt-A	15,204	11.6	22,941	15.9	30,012	19.5
A minus and below	8,885	6.7	9,929	6.9	10,258	6.7

Total Primary	$131,558	100.0%	$144,268	100.0%	$153,788	100.0%

Modified pool insurance in force (1)
Prime	$696	22.1%	$1,508	16.0%	$2,884	16.7%
Alt-A	2,310	73.3	7,649	81.2	14,082	81.7
A minus and below	147	4.6	258	2.8	268	1.6

Total modified pool	$3,153	100.0%	$9,415	100.0%	$17,234	100.0%

Primary risk in force
Flow	$28,790	90.1%	$29,971	88.8%	$30,388	88.0%
Structured	3,179	9.9	3,794	11.2	4,131	12.0

Total Primary	$31,969	100.0%	$33,765	100.0%	$34,519	100.0%

Flow
Prime	$24,413	84.8%	$25,036	83.5%	$25,253	83.1%
Alt-A	2,743	9.5	3,121	10.4	3,257	10.7
A minus and below	1,634	5.7	1,814	6.1	1,878	6.2

Total Flow	$28,790	100.0%	$29,971	100.0%	$30,388	100.0%

Structured
Prime	$1,865	58.7%	$2,059	54.3%	$2,152	52.1%
Alt-A	727	22.9	1,083	28.5	1,305	31.6
A minus and below	587	18.4	652	17.2	674	16.3

Total Structured	$3,179	100.0%	$3,794	100.0%	$4,131	100.0%

Total
Prime	$26,278	82.2%	$27,095	80.2%	$27,405	79.4%
Alt-A	3,470	10.9	4,204	12.5	4,562	13.2
A minus and below	2,221	6.9	2,466	7.3	2,552	7.4

Total Primary	$31,969	100.0%	$33,765	100.0%	$34,519	100.0%

Modified pool risk in force (1)
Prime	$75	25.2%	$104	17.8%	$150	18.1%
Alt-A	205	68.8	456	78.2	653	79.1
A minus and below	18	6.0	23	4.0	23	2.8

Total modified pool	$298	100.0%	$583	100.0%	$826	100.0%

(1)	Included in primary insurance amounts.

	September 30 2010		December 31 2009		September 30 2009
	($ in millions)
Total Primary Risk in Force by FICO Score
Flow
>=740	$10,865	37.7%	$10,526	35.1%	$10,449	34.4%
680-739	10,109	35.1	10,790	36.0	11,002	36.2
620-679	6,620	23.0	7,329	24.5	7,561	24.9
<=619	1,196	4.2	1,326	4.4	1,376	4.5

Total Flow	$28,790	100.0%	$29,971	100.0%	$30,388	100.0%

Structured
>=740	$869	27.3%	$1,036	27.3%	$1,114	27.0%
680-739	927	29.2	1,168	30.8	1,314	31.8
620-679	840	26.4	990	26.1	1,083	26.2
<=619	543	17.1	600	15.8	620	15.0

Total Structured	$3,179	100.0%	$3,794	100.0%	$4,131	100.0%

Total
>=740	$11,734	36.7%	$11,562	34.3%	$11,563	33.5%
680-739	11,036	34.6	11,958	35.4	12,316	35.7
620-679	7,460	23.3	8,319	24.6	8,644	25.0
<=619	1,739	5.4	1,926	5.7	1,996	5.8

Total Primary	$31,969	100.0%	$33,765	100.0%	$34,519	100.0%

Percentage of primary risk in force
Refinances		31%		31%		31%
95.01% LTV and above		20%		21%		21%
ARMs
Less than five years		6%		8%		8%
Five years and longer		8%		8%		8%

	September 30 2010		December 31 2009		September 30 2009
	($ in millions)
Total primary risk in force by LTV
85.00% and below	$2,831	8.9%	$3,263	9.6%	$3,556	10.3%
85.01% to 90.00%	12,239	38.3	12,589	37.3	12,690	36.7
90.01% to 95.00%	10,619	33.2	10,996	32.6	11,142	32.3
95.01% and above	6,280	19.6	6,917	20.5	7,131	20.7

Total Primary	$31,969	100.0%	$33,765	100.0%	$34,519	100.0%

Total primary risk in force by policy year
2005 and prior	$8,539	26.6%	$9,709	28.7%	$10,140	29.4%
2006	3,852	12.0	4,390	13.0	4,650	13.4
2007	8,395	26.3	9,443	28.0	9,823	28.4
2008	6,189	19.4	6,725	19.9	6,887	20.0
2009	3,249	10.2	3,498	10.4	3,019	8.8
2010	1,745	5.5	—	—	—	—

Total Primary	$31,969	100.0%	$33,765	100.0%	$34,519	100.0%

Pool risk in force
Prime	$1,848	74.2%	$1,918	71.1%	$1,973	70.3%
Alt-A	170	6.8	246	9.1	284	10.1
A minus and below	472	19.0	534	19.8	549	19.6

Total pool risk in force	$2,490	100.0%	$2,698	100.0%	$2,806	100.0%

	September 30 2010	December 31 2009	September 30 2009
	(In millions)
Other risk in force
Second-lien
1st loss	$133	$147	$184
2nd loss	71	116	100
NIMS	157	353	418
International
1st loss-Hong Kong primary mortgage insurance	153	257	316
CDS	121	127	3,132

Total other risk in force	$635	$1,000	$4,150

	September 30 2010	December 31 2009	September 30 2009
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	592,120	614,590	621,794
Number of loans in default	73,523	78,130	69,287
Percentage of loans in default	12.42%	12.71%	11.14%

Alt-A
Number of insured loans	54,089	60,616	62,860
Number of loans in default	19,116	22,177	21,563
Percentage of loans in default	35.34%	36.59%	34.30%

A minus and below
Number of insured loans	48,929	53,932	55,657
Number of loans in default	17,248	20,911	19,885
Percentage of loans in default	35.25%	38.77%	35.73%

Total Flow
Number of insured loans	695,138	729,138	740,311
Number of loans in default	109,887	121,218	110,735
Percentage of loans in default	15.81%	16.62%	14.96%

Structured
Prime
Number of insured loans	43,856	52,629	60,931
Number of loans in default	6,627	7,520	8,496
Percentage of loans in default	15.11%	14.29%	13.94%

Alt-A
Number of insured loans	20,879	43,615	74,911
Number of loans in default	6,905	15,295	25,098
Percentage of loans in default	33.07%	35.07%	33.50%

A minus and below
Number of insured loans	17,146	19,287	19,861
Number of loans in default	6,630	7,965	7,669
Percentage of loans in default	38.67%	41.30%	38.61%

Total Structured
Number of insured loans	81,881	115,531	155,703
Number of loans in default	20,162	30,780	41,263
Percentage of loans in default	24.62%	26.64%	26.50%

Total Primary Insurance
Prime
Number of insured loans	635,976	667,219	682,725
Number of loans in default (1)	80,150	85,650	77,783
Percentage of loans in default	12.60%	12.84%	11.39%

Alt-A
Number of insured loans	74,968	104,231	137,771
Number of loans in default (1)	26,021	37,472	46,661
Percentage of loans in default	34.71%	35.95%	33.87%

A minus and below
Number of insured loans	66,075	73,219	75,518
Number of loans in default (1)	23,878	28,876	27,554
Percentage of loans in default	36.14%	39.44%	36.49%

Total Primary
Number of insured loans	777,019	844,669	896,014
Number of loans in default (2)	130,049	151,998	151,998
Percentage of loans in default	16.74%	17.99%	16.96%

Pool insurance
Number of loans in default (1)(3)	31,382	36,397	36,889

(1)	For reporting and internal tracking purposes, we do not consider a loan to be in default until it is 60 days past due.

(2)	Includes an estimated 542, 3,302 and 6,052 defaults at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated, primarily due to deductibles, or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.
(3)	Includes an estimated 11,109, 18,033 and 21,313 defaults at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, for which reserves have not been established because they were associated with transactions where no claim payment was anticipated, primarily due to deductibles, or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible.

The following table shows the number of modified pool loans that we have insured, the related loans in default and the percentage of loans in default as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics. The December 2009 and September 2010 amounts have been impacted by the termination of certain transactions in the fourth quarter of 2009 and during 2010, as discussed in “Business Summary—Mortgage Insurance” above.

	September 30 2010	December 31 2009	September 30 2009
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	15,988	42,509	80,832
Number of loans in default	4,081	12,677	23,876
Percentage of loans in default	25.53%	29.82%	29.54%

The following table shows a rollforward of our primary loans in default:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Beginning default inventory	138,015	134,785	151,998	110,553
Plus: New defaults	28,236	42,292	88,223	124,959
Less: Cures	(22,990)	(19,405)	(77,968)	(68,680)
Less: Claims paid (1)	(6,985)	(4,623)	(18,327)	(11,596)
Less: Rescissions and denials	(1,902)	(1,051)	(5,123)	(3,238)
Less: Terminations of transactions (2)	(4,325)	—	(8,754)	—

Ending default inventory	130,049	151,998	130,049	151,998

(1)	Including those charged to a deductible or captive.
(2)	These transactions had the effect of reducing our primary insurance in force by $2.6 billion at March 31, 2010 and by an additional $3.6 billion at September 30, 2010.

The following table shows additional information about our primary loans in default as of the dates indicated:

	September 30 2010		June 30 2010
	#	%	#	%
Missed payments:
Three payments or less	25,901	19.9%	25,744	18.6%
Four to eleven payments	43,261	33.3	50,625	36.7
Twelve payments or more	60,887	46.8	61,646	44.7

Total number of loans in default	130,049	100.0%	138,015	100.0%

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been past due for 60 days.

The following table shows information regarding our average loss reserves per default, excluding defaults for which reserves have not been established because they were associated with transactions where no claim payment was anticipated primarily due to deductibles or where a partial reserve has been recorded that is less than the gross calculated reserve due to the presence of a deductible as of the dates indicated.

	September 30 2010	December 31 2009	September 30 2009
First-lien reserve per default:
Primary reserve per default	$22,870	$20,921	$21,205
Pool reserve per default	25,278	16,118	13,572
Total first-lien reserve per default	23,202	20,393	20,469

The following table shows our total claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2010	September 30 2009	September 30 2010	September 30 2009
	(In thousands)
Claims paid:
Prime	$175,809	$96,788	$465,816	$231,374
Alt-A	80,371	60,759	226,432	147,892
A minus and below	44,456	40,814	129,485	109,904

Total primary claims paid	$300,636	$198,361	$821,733	$489,170
Second-lien and other	4,513	10,790	16,986	51,735
Pool	46,313	11,771	116,785	22,768

Subtotal	$351,462	$220,922	$955,504	$563,673
Impact of first-lien terminations	142,750	—	223,099	—
Impact of captive terminations	(22)	(107,747)	(649)	(107,747)
Impact of second-lien terminations	—	22,323	10,834	87,323

Total	$494,190	$135,498	$1,188,788	$543,249

Average claim paid (1):
Prime	$41.5	$43.8	$43.6	$43.1
Alt-A	54.3	56.2	56.7	54.6
A minus and below	35.0	38.9	37.0	38.8
Total primary claims paid	43.0	45.7	45.2	44.8
Second-lien and other	43.0	42.5	35.9	42.3
Pool	77.3	38.8	72.6	33.5
Total	$45.7	$45.1	$47.1	$44.0
Average primary claim paid before reinsurance recoveries	$51.8	$47.9	$52.9	$46.3
Average total claim paid before reinsurance recoveries	$53.7	$47.1	$54.0	$45.2

(1)	Calculated net of reinsurance recoveries and without giving effect to the termination of first- and second-lien and captive transactions.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 39.0% of our primary risk in force at September 30, 2010 had not yet reached its highest claim frequency years compared to 50.6% at December 31, 2009. The insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

The following table shows the top five states with the highest claims paid and the highest number of primary defaults as of and for the periods indicated:

	As of and for the Three Months Ended		Nine Months Ended
	September 30 2010	September 30 2009	September 30 2010	September 30 2009
States with highest claims paid:
California	$160,256	$38,343	$288,202	$86,357
Florida	72,515	21,386	174,889	46,663
Arizona	41,478	17,936	104,778	36,263
Michigan	24,126	16,678	68,012	44,209
Georgia	23,294	12,518	59,682	30,889
Percentage of total claims paid:
California	32.4%	17.4%	24.2%	15.3%
Florida	14.7	9.7	14.7	8.3
Arizona	8.4	8.1	8.8	6.4
Michigan	4.9	7.6	5.7	7.8
Georgia	4.7	5.7	5.0	5.5
States with highest number of defaults:
Florida	21,329	24,798
California	11,442	18,399
Illinois	7,363	7,745
Georgia	6,929	7,363
Texas	6,165	6,667
Percentage of defaults:
Florida	16.4%	16.3%
California	8.8	12.1
Illinois	5.7	5.1
Georgia	5.3	4.8
Texas	4.7	4.4

Claims paid in California, Florida and Arizona continue to account for a disproportionate share of total claims paid reflecting the significant home price depreciation in those states coupled with a higher percentage of Alt-A loans, which have had a higher claim frequency. A much higher level of claims also exists in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state. Claims paid in California, Florida, Arizona and Michigan were affected by the termination of certain transactions during the first nine months of 2010.

As with claims paid, Florida and California continue to account for a disproportionate share of total defaults. The number of defaults in California was reduced by the termination of certain transactions during the first nine months of 2010, which included a large number of loans in default in California. The states of Illinois, Georgia and Texas also account for a large portion of our total defaults, which is generally proportional to the size of their insured portfolios. Given our exposure to California and Florida and the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or continue to deteriorate.

The following table shows our direct primary mortgage insurance risk in force by location of property for the top ten states and the related percentage of our direct primary mortgage insurance risk in force as of the dates indicated:

Top Ten States	September 30 2010		December 31 2009		September 30 2009
	($ in millions)
Primary risk in force:
California	$3,628	11.4%	$3,927	11.6%	$4,063	11.8%
Florida	2,694	8.4	2,934	8.7	3,019	8.8
Texas	2,064	6.5	2,198	6.5	2,235	6.5
Illinois	1,572	4.9	1,560	4.6	1,579	4.6
Georgia	1,504	4.7	1,567	4.7	1,591	4.6
Ohio	1,366	4.3	1,437	4.3	1,472	4.3
New York	1,302	4.1	1,358	4.0	1,382	4.0
New Jersey	1,161	3.6	1,191	3.5	1,208	3.5
Michigan	1,069	3.3	1,120	3.3	1,142	3.3
Arizona	1,005	3.1	1,100	3.3	1,142	3.3

Subtotal	17,365	54.3	18,392	54.5	18,833	54.7
Other states	14,604	45.7	15,373	45.5	15,686	45.3

Total primary risk in force:	$31,969	100.0%	$33,765	100.0%	$34,519	100.0%

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 16.6% of primary new insurance written for the third quarter of 2010, compared to 15.2% for the largest single customer in the third quarter of 2009.

The following table shows information regarding our reserve for losses and reserve for premium deficiency as of the dates indicated:

	September 30 2010	December 31 2009	September 30 2009
	(In thousands)
Reserve for losses	$3,504,181	$3,450,538	$3,387,740
Reserves for losses by category:
Prime	$1,394,997	$1,265,859	$1,125,684
Alt-A	615,279	767,043	922,420
A minus and below	391,945	456,281	454,844
Reinsurance recoverable (1)	559,562	621,644	591,857

Total primary reserves	2,961,783	3,110,827	3,094,805
Pool insurance	523,833	295,996	211,399

Total first-lien reserves	3,485,616	3,406,823	3,306,204
Second-lien (2)	18,468	43,579	81,462
Other	97	136	74

Total reserves	$3,504,181	$3,450,538	$3,387,740

Reserve for premium deficiency	$25,399	$25,357	$9,291

(1)	Represents ceded losses on captive transactions and Smart Home.
(2)	Does not include second-lien premium deficiency reserve.

	As of and for the Three Months Ended		Nine Months Ended
	September 30 2010	September 30 2009	September 30 2010	September 30 2009
First-lien Captives
Premiums ceded to captives (in thousands)	$24,392	$30,942	$74,550	$102,976
% of total premiums	11.9%	14.3%	12.2%	16.4%
NIW subject to captives (in thousands)	$—	$144,302	$129	$1,615,653
% of primary NIW	—	4.2%	<1%	11.1%
IIF (1) subject to captives	28.9%	29.9%
RIF (2) subject to captives	30.0%	33.6%
Persistency (12 months ended)	78.9%	87.0%

(1)	Insurance in force.
(2)	Risk in force

	September 30 2010		December 31 2009		September 30 2009
			($ in millions)
Alt-A Information
Primary risk in force by FICO score
>=740	$849	24.5%	$1,037	24.7%	$1,121	24.6%
680-739	1,662	47.9	2,028	48.2	2,202	48.2
660-679	502	14.5	610	14.5	666	14.6
620-659	431	12.4	500	11.9	543	11.9
<=619	26	0.7	29	0.7	30	0.7

Total	$3,470	100.0%	$4,204	100.0%	$4,562	100.0%

Primary risk in force by LTV
85.00% and below	$644	18.6%	$977	23.2%	$1,195	26.2%
85.01% to 90.00%	1,589	45.8	1,805	42.9	1,880	41.2
90.01% to 95.00%	989	28.5	1,125	26.8	1,175	25.8
95.01% and above	248	7.1	297	7.1	312	6.8

Total	$3,470	100.0%	$4,204	100.0%	$4,562	100.0%

Primary risk in force by policy year
2005 and prior	$1,188	34.3%	$1,363	32.4%	$1,428	31.3%
2006	719	20.7	889	21.2	1,010	22.1
2007	1,354	39.0	1,720	40.9	1,886	41.4
2008	208	6.0	231	5.5	237	5.2
2009	1	—	1	—	1	—

Total	$3,470	100.0%	$4,204	100.0%	$4,562	100.0%

Results of Operations—Financial Guaranty

Quarter and Nine Months Ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009

The following table summarizes the results of operations for our financial guaranty segment for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Net (loss) income	$187.2	$4.2	n/m	$(241.2)	$84.5	n/m
Net premiums written—insurance	0.4	(187.1)	n/m	(9.2)	(185.3)	(95.0)%
Net premiums earned—insurance	22.2	22.6	(1.8)%	66.6	79.5	(16.2)
Net investment income	19.9	20.2	(1.5)	59.0	66.1	(10.7)
Change in fair value of derivative instruments	223.0	(37.5)	n/m	(378.5)	(14.5)	n/m
Net (losses) gains on other financial instruments	43.4	57.9	(25.0)	(31.2)	111.7	n/m
Other income	0.1	0.1	n/m	0.3	0.3	n/m
Provision for losses	(3.4)	28.4	n/m	18.9	23.4	(19.2)
Policy acquisition costs	4.6	5.5	(16.4)	13.7	31.8	(56.9)
Other operating expenses	11.4	18.9	(39.7)	39.5	54.6	(27.7)
Interest expense	6.2	7.6	(18.4)	21.6	23.8	(9.2)
Income tax (benefit) provision	102.6	(1.2)	n/m	(136.3)	25.0	n/m

n/m—not meaningful

Net (Loss) Income.    The increase in net income for the three months ended September 30, 2010, as compared to the same period of 2009, is due primarily to an increase in the change in fair value of derivative instruments and a decrease in the provision for losses. The results for the nine months ended September 30, 2010, as compared to the same period in 2009, reflect the negative impact associated with the tightening of Radian Group’s CDS spread and the widening of spreads on corporate CDOs in our insured portfolio, as well as unrealized losses related to an increase in the fair value of our financial guaranty VIE debt. The results for the nine months ended September 30, 2010 reflect an income tax benefit compared to an income tax provision for the same period of 2009.

Net Premiums Written and Earned.    Net premiums written for the three and nine months ended September 30, 2010, were impacted by a commutation, a policy cancellation and the effect of foreign exchange related to installments on non-derivative financial guaranty policies. Net premiums earned during the first nine months of 2010 were lower than the comparable period of 2009, primarily due to the June 2009 commutation, which reduced our net par outstanding by $9.8 billion. As a result of this commutation, net premiums written for the nine months ended September 30, 2009, decreased by $185.6 million and resulted in negative net premiums written, and net premiums earned for the nine months ended September 30, 2009 decreased by $15.3 million. In addition, with the implementation of the new accounting standard regarding financial guaranty contracts, $5.8 million of unearned premiums were earned in the first nine months of 2009, as a result of financial guaranty policies moving to case reserve from intensified surveillance, in addition to foreign exchange adjustments. Net premiums earned in both 2010 and 2009 were lower than in previous years, as a result of our decision, in the third quarter of 2008, to discontinue writing new financial guaranty business.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Net premiums earned:
Public finance direct	$12,603	$9,363	$40,836	$35,750
Public finance reinsurance	7,826	11,071	20,935	38,297
Structured direct	895	1,321	2,055	5,156
Structured reinsurance	882	834	2,729	15,130
Trade credit reinsurance	—	39	51	174

Total premiums earned—insurance	22,206	22,628	66,606	94,507
Impact of commutations	—	—	(17)	(14,965)

Total net premiums earned—insurance	$22,206	$22,628	$66,589	$79,542

Refundings included in total net premiums earned	$8,602	$8,553	$28,340	$32,076

Net Investment Income.    The decreases in net investment income during both the three and nine months ended September 30, 2010, as compared to the same periods of 2009, are due to lower yields on taxable investments in our investment portfolio as a result of a reallocation of our investment portfolio to shorter term investments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments.    The components of the (losses) gains included in change in fair value of derivative instruments for our financial guaranty segment are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2010	2009	2010	2009
Net premiums earned—derivatives	$11.4	$13.2	$35.2	$40.8
Financial Guaranty credit derivatives	223.7	(20.9)	(384.6)	(22.9)
Financial Guaranty VIE derivative liabilities	(5.2)	—	(15.9)	—
Put options on CPS	(6.9)	(29.8)	(13.2)	(31.6)
Other	—	—	—	(0.8)

Change in fair value of derivative instruments	$223.0	$(37.5)	$(378.5)	$(14.5)

The large unrealized fair value gain for the three months ended September 30, 2010, is primarily due to the significant tightening of underlying credit spreads on our insured corporate CDOs and CMBS, which reduced the fair value of our derivative liabilities. A slight tightening of our five-year CDS spread during the quarter had minimal impact on fair value. We also recognized an unrealized fair value gain on our TruPs during the three months ended September 30, 2010, due to a decline in forward LIBOR rates, which improved the projected cash flow of such transactions. During the nine months ended September 30, 2010, our CDS spread tightened and credit spreads on our insured corporate CDOs widened, causing unrealized losses. During the three and nine months ended September 30, 2009, our five-year CDS spread tightened and the credit spreads on our insured CDOs also tightened, the net impact of which was significant unrealized gains on the insured corporate CDO portfolio. Offsetting this in 2009, we experienced credit deterioration in our directly insured TruPs CDO portfolio, primarily as a result of an increase in defaults and deferrals of payments by regional and community banks, resulting in an unrealized loss.

Net (Losses) Gains on Other Financial Instruments.    The components of the (losses) gains on other financial instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2010	2009	2010	2009
Net gains related to change in fair value of hybrid securities and trading securities	$(6.8)	$38.0	$32.1	$51.6
Net realized gains on investments	27.1	19.9	31.6	60.1
Gain on the repurchase of long-term debt	—	—	2.0	—
(Loss) gain related to CPS VIE	6.1	—	(15.5)	—
(Loss) gain related to change in fair value of Financial Guaranty VIE debt	17.0	—	(81.4)	—

Net (losses) gains on other financial instruments	$43.4	$57.9	$(31.2)	$111.7

The results for the three months ended September 30, 2010 continued to be impacted by realized gains on investments and gains related to the change in fair value of our financial guaranty VIE debt, primarily due to a change in forward LIBOR rates. The results for the three and nine months ended September 30, 2010 reflect the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. As a result of this adoption, additional VIEs were identified and consolidated, and the related fair value gains (losses) recorded in this line item. Partially offsetting the losses related to financial guaranty VIE debt and CPS VIE for the nine months ended September 30, 2010, were gains related to the change in fair value of our hybrid securities and trading securities and net realized gains on investments. The realized gains on investments in 2010 and 2009 reflect activity related to the reallocation of our investment portfolio to investments with shorter duration and improved market conditions.

Provision for Losses.    The reduction in the provision for losses for the third quarter of 2010, resulted from favorable loss development in the public finance and structured finance direct lines of business, which was partially offset by unfavorable loss development in the structured finance reinsurance line of business. The provision for losses for the first nine months of 2010, resulted from general loss development in all financial guaranty insurance lines of business. The provision for losses for the nine months ended September 30, 2009, reflects expected losses in our structured finance reinsurance and public finance lines of business. The losses in 2009 were partially offset by a $38.6 million reduction in losses as a result of adjustments made to our estimate of losses based on the June 2009 commutation of $9.8 billion in net par outstanding and certain favorable developments in our structured finance direct line of business.

Policy Acquisition Costs.    The decreases for both the three and nine months ended September 30, 2010 are mainly due to the decrease in net premiums earned in 2010 and the commutation of $9.8 billion of net par outstanding in the second quarter of 2009, which resulted in our accelerating $8.9 million of policy acquisition costs and reducing the base asset to be amortized.

Other Operating Expenses.    The decreases in other operating expenses for both the three and nine months ended September 30, 2010 are primarily due to a decrease in salary-related costs, primarily severance and compensation correlated to changes in our stock price, as compared to the corresponding periods in 2009.

Interest Expense.    Interest expense for 2010 and 2009 include interest on our long-term debt, which was allocated to the financial guaranty segment based on allocated capital.

Income Tax (Benefit) Provision.    The effective tax rate was 35.3% and 36.1%, respectively, for the three and nine months ended September 30, 2010, compared to 42.2% and 22.8%, respectively, for the comparable periods of 2009. The difference between the effective tax rate and the statutory tax rate of 35% for the three and nine months ended September 30, 2010 and 2009, is mainly related to tax-exempt interest income, state and foreign taxes, and uncertain tax positions.

Financial Guaranty Reserve for Losses

The following table shows the breakdown of the reserve for losses and LAE for our financial guaranty segment at the end of each period indicated:

(In thousands)	September 30 2010	December 31 2009	September 30 2009
Financial Guaranty	$84,341	$121,833	$117,585
Trade Credit Reinsurance	4,451	6,611	7,674

Total	$88,792	$128,444	$125,259

Financial Guaranty Exposure Information

The following tables show the distribution of Financial Guaranty’s net par outstanding, by type of exposure, as a percentage of Financial Guaranty’s total net par outstanding and the related net claim liability or fair value net (asset) liability as of September 30, 2010 and December 31, 2009:

	September 30, 2010
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability (2) (In millions)	Fair Value Net (Asset) Liability (3) (In millions)
Public finance:
General obligation and other tax supported	$17.9	22.4%	$0.8	$0.4
Healthcare and long-term care	6.5	8.1	21.4	(0.1)
Water/sewer/electric gas and investor-owned utilities	4.3	5.4	32.2	2.1
Airports/transportation	3.9	4.9	1.3	20.4
Education	2.6	3.3	(4.1)	0.5
Escrowed transactions (4)	1.8	2.2	—	—
Housing	0.3	0.4	0.3	—
Other municipal (5)	1.1	1.4	(0.5)	0.6

Total public finance	38.4	48.1	51.4	23.9

Structured finance:
CDO	39.9	49.9	1.2	611.6
Asset-backed obligations	1.1	1.4	31.7	17.8
Other structured (6)	0.5	0.6	—	(1.9)

Total structured finance	41.5	51.9	32.9	627.5

Total	$79.9	100.0%	$84.3	$651.4

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Represents either the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts, or the net (asset) liability recorded within VIE debt and other financial statement line items for financial guaranty consolidated VIEs.
(4)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under the accounting standard regarding accounting for financial guaranty insurance contracts.
(5)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(6)	Represents other types of structured finance obligations, including DPR, collateralized guaranteed investment contracts (“GICs”) or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

	December 31, 2009
Type of Obligation	Net Par Outstanding (1) (In billions)	% of Total Net Par Outstanding (1)	Net Claim Liability (2) (In millions)	Fair Value Net (Asset) Liability (In millions)
Public finance:
General obligation and other tax supported	$18.7	21.4%	$0.2	$0.2
Healthcare and long-term care	7.4	8.5	26.8	0.5
Water/sewer/electric gas and investor-owned utilities	4.8	5.5	34.9	1.8
Airports/transportation	4.0	4.6	0.4	2.9
Education	2.8	3.2	22.0	0.1
Escrowed transactions (3)	2.2	2.5	—	—
Housing	0.4	0.4	0.3	—
Other municipal (4)	1.4	1.6	0.7	1.5

Total public finance	41.7	47.7	85.3	7.0

Structured finance:
CDO	43.5	49.8	0.3	203.2
Asset-backed obligations	1.3	1.5	36.2	6.9
Other structured (5)	0.9	1.0	—	(2.2)

Total structured finance	45.7	52.3	36.5	207.9

Total	$87.4	100.0%	$121.8	$214.9

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders, as required under the accounting standard regarding accounting for financial guaranty insurance contracts.
(4)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(5)	Represents other types of structured finance obligations, including DPR, guarantees of excess clearing losses of securities exchange clearinghouses, GICs or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

Financial Guaranty Exposure Information

We provide additional information below regarding the performance of our financial guaranty transactions, which should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2009:

•

We have provided credit protection on the senior-most tranche of a CDO of ABS transaction, with $455.9 million net par outstanding at September 30, 2010. The underlying collateral consists predominantly of mezzanine tranches of mortgage-backed securities (“MBS”). As of September 30, 2010, $356.9 million (or 75.3%) of the underlying collateral was rated BIG by at least one rating agency, and $238.9 million (or 50.4%) of the underlying collateral has defaulted. Due to the substantial deterioration of the underlying collateral, we currently expect to begin paying claims related to interest shortfalls on this transaction in 2012, and possibly earlier if the deterioration is worse than projected. However, due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that our ultimate claim payments in respect of principal for this transaction could be substantially all of our total principal exposure. This transaction is currently rated CC internally, CC by S&P and Ca by Moody’s.

•

We have reinsured several primary financial guaranty insurers’ obligations with respect to $229.6 million in net par outstanding as of September 30, 2010, related to Jefferson County, Alabama (the “County”) sewer bonds. Our exposure was reduced by approximately $34.4 million during the second quarter of 2010, due to a settlement between one of the primary insurers and the holders of certain bonds insured by that primary insurer, and the subsequent commutation of a portion of the risk ceded to us. We began paying claims related to these sewer bonds in June 2008, and have paid $21.5 million of claims on this transaction to date. As of September 30, 2010, we had $24.9 million of loss and LAE reserves for this transaction. The County’s sewer system operations have generated sufficient revenue since the beginning of 2009 to pay interest on its outstanding debt, as well as a regularly scheduled annual installment of principal on February 2, 2010, primarily due to historically low prevailing interest rates on the county’s variable rate obligations. However, we believe a number of factors are adversely affecting the performance of these obligations, including the County being highly leveraged, the sub-par performance of the sewer facilities and the possibility that the County would be unable to generate sufficient revenues to repay the bonds if the interest rates were to increase. In addition, it remains possible that the County will file for bankruptcy protection. In September 2010, a court-appointed receiver over the sewer system was installed with the power to raise sewer rates and increase revenues, which could result in increased revenues being available to repay outstanding bonds.

There have been several public reports of settlement discussions, including a public announcement by the County in September 2010, that it has proposed a settlement with its creditors that, if approved, could eliminate nearly half of the County’s $3.2 billion sewer debt. We cannot provide any assurance regarding the ability of the relevant parties to reach a settlement, the ability of one of our primary insurers to be able to agree to settlement payments in light of the recent suspension on its ability to pay claims by the New York Insurance Department (“NYID”), or what the impact of any settlement would be on our exposure.

•

As of September 30, 2010, we have provided $2,139.2 million aggregate net par outstanding of credit protection on 16 directly insured senior TruPs bonds. Our credit protection on these 16 senior TruPs bonds was provided through 20 separate CDS contracts, meaning that with respect to four of these senior TruPs bonds at September 30, 2010, we entered into two separate CDS contracts (each with a different counterparty) covering pari passu portions of the same TruPs bond.

The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our directly insured TruPs bonds as of the dates indicated:

TruPs Bond	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding September 30 2010 (In millions)	Subordination after defaults (%) September 30 2010 (1)	Subordination after defaults and deferrals (%) (2)		Interest Coverage Ratio (3)
						September 30 2010	June 30 2010	September 30 2010	June 30 2010
1	9/2015	(5)	12/2036	$94.4	36.7%	12.5%	11.9%	145.4%	142.0%
2	10/2014	(5)	7/2037	139.3	37.9	22.7	23.4	158.6	154.6
	10/2016	(5)	7/2037	139.3	37.9	22.7	23.4	158.6	154.6
3	11/2014	(5)	9/2037	82.6	41.2	26.7	28.4	250.9	291.4
	11/2016		9/2037	120.1	41.2	26.7	28.4	250.9	291.4
4	3/2015	(5)	9/2036	114.8	46.8	40.8	41.9	162.7	170.1
	9/2036		9/2036	183.7	46.8	40.8	41.9	162.7	170.1
5	7/2016	(4)(5)	7/2036	115.9	29.6	6.2	4.7	73.8	76.1
6	12/2016		3/2037	134.2	37.3	18.5	21.0	144.8	152.3
7	8/2017	(5)	12/2035	73.2	38.7	24.2	24.4	238.5	167.2
8	12/2017	(5)	6/2036	89.4	41.0	25.1	26.5	185.6	202.1
	6/2036		6/2036	89.4	41.0	25.1	26.5	185.6	202.1
9	1/2033		1/2033	44.3	56.1	48.0	47.3	243.8	299.6
10	9/2033		9/2033	82.7	46.5	38.2	37.8	364.3	422.1
11	12/2033		12/2033	32.1	47.9	35.1	34.5	324.2	340.7
12	10/2034		10/2034	46.3	43.2	23.1	31.5	294.4	350.4
13	9/2035		9/2035	85.6	41.0	31.7	32.3	226.7	146.8
14	12/2036		12/2036	133.1	45.1	37.1	36.5	327.3	352.1
15	12/2037		12/2037	206.0	36.3	16.4	17.5	115.3	113.5
16	10/2040		10/2040	132.8	50.3	31.4	27.9	140.2	170.3

Total				$2,139.2

(1)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to pay downs or redemptions (“amortization”) of collateral and actual defaults and assuming no recoveries of principal on the defaulted TruPs. Notwithstanding this principal subordination, it is possible that the remaining performing collateral in these transactions will not generate sufficient cash to pay interest on our insured TruPs bonds. In this event, we may be required to make a claim payment in respect of interest, even on transactions where subordination remains to cover principal payments.
(2)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to amortization, actual defaults as well as deferrals of interest payments on the TruPs collateral, assuming no recoveries of principal on the defaulted or deferred TruPs.
(3)	Internally generated interest coverage ratio for each TruPs bond equal to the gross interest collections on the TruPs collateral minus transaction expenses as a percentage of the sum of hedge payments and interest payable on the TruPs bond and securities senior to or pari passu with the TruPs bond.
(4)	This TruPs bond began experiencing interest shortfalls in October 2009, which constitutes an event of default pursuant to the indenture for this bond. As a result of the interest shortfalls, we have made an aggregate of $0.4 million of claim payments with respect to this TruPs bond.
(5)	Pursuant to the terms of our CDS contracts covering these TruPs bonds, we could be required to pay our counterparties the outstanding par on our insured TruPs bond on the scheduled termination date of our CDS contract. See below for more details regarding this potential liquidity risk.

Many of the issuers in our insured TruPs bonds have been negatively affected by the recent U.S. economic downturn. Certain of these issuers have defaulted on their obligation to pay interest on their TruPs due to insolvency or otherwise, or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Since we believe there is a significant likelihood that TruPs that are subject to interest deferrals will ultimately result in a default, we closely monitor deferrals as well as defaults in assessing the subordination remaining beneath our insured TruPs bonds. Nine of the TruPs bonds that we insure (representing a net par outstanding of $1.4 billion) were internally rated BIG as of September 30, 2010, after giving effect to the internal upgrade of two TruPs bonds from BIG to BBB during the third quarter of 2010. The weighted average internal rating for all of our directly insured TruPs bonds remained at B+ as of September 30, 2010. The fair value liability of our directly insured TruPs transactions, which are accounted for as derivatives, was $228.9 million as of September 30, 2010.

One of our insured TruPs bonds began experiencing interest shortfalls in October 2009. These shortfalls were primarily due to a large number of deferrals of interest with respect to the TruPs collateral, combined with significant cash payments related to interest rate hedges. Due to a combination of the current interest rate environment and an excess of hedge notional amounts over the principal amount of performing fixed-rate collateral, these cash payments have contributed significantly to the overall interest shortfall in this transaction. In January 2010, we eliminated $96.6 million of our exposure to this TruPs bond by commuting one of the CDS contracts covering this bond. Our aggregate net loss with respect to such commutation approximated the fair value of this derivative liability at December 31, 2009. As of September 30, 2010, we have paid an aggregate of $0.4 million in interest shortfall claims on the $115.9 million of net par exposure on the remaining TruPs CDS contract. We expect to pay additional interest shortfall claims on this CDS contract. However, upon the scheduled expiration of certain hedge instruments in 2011, we expect additional cash flow to be available to pay interest and reimburse us for previous interest shortfalls on this bond. In addition, we may be required to pay a liquidity claim (as defined below) on this CDS contract. We are exploring loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.

Based on current projections, we expect to experience ultimate net credit losses on two of our TruPs bonds with an aggregate of $248.7 million in net par outstanding (the TruPs bond described above representing $115.9 million in exposure and one other TruPs bond representing $132.8 million in exposure). Based on our current cash flow projections, we believe that the total net credit losses that we will be required to pay in respect of these two TruPs bonds represents a significant portion of our current net par outstanding for these bonds. It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain.

In addition to credit risk, we also potentially face liquidity risk with respect to certain of our CDS contracts. As of September 30, 2010, we have eight CDS contracts with respect to seven TruPs bonds (representing a total net par outstanding of $849.0 million as of September 30, 2010) pursuant to which we may be required to pay our counterparty the outstanding par amount of our insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2014 and 2017, but automatically extend for additional one year increments (but no later than the maturity date of the TruPs CDO) unless terminated by our counterparty. If we are required to pay a liquidity claim, our counterparty would be obligated under the CDS either to deliver the insured TruPs bond to us or to periodically pay us cash in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond.

Results of Operations—Financial Services

Quarter and Nine Months Ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009

The following table shows a summary of the results of operations for our financial services segment:

	Three Months Ended September 30	Nine Months Ended September 30
(In thousands)	2009	2010	2009
Equity in net income of affiliates—Sherman	$7,946	$14,590	$23,608
Gain on sale of affiliate—Sherman	—	34,815	—
Net income	7,972	32,023	17,921

On May 3, 2010, Radian Guaranty sold to Sherman all of its remaining 28.7% equity interest in Sherman for approximately $172 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. We recorded a pre-tax gain of approximately $34.8 million in the second quarter of 2010. Prior to the sale of our equity interest in Sherman, we recorded our share of equity in net income of Sherman. As a result of the sale of Sherman, this segment had no impact on our results of operations for the three months ended September 30, 2010.

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

Mortgage Insurance

NIMS—We have provided credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from an MBS comprised mostly of subprime mortgages. NIMS bonds have been especially susceptible to the disruption in the housing market and the subprime mortgage market. At September 30, 2010, all NIMS transactions required consolidation in our financial statements such that there are no NIMS off-balance sheet exposures.

Smart Home—In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of September 30, 2010 are as follows:

	Initial	As of September 30, 2010
Pool of mortgages (par value)	$ 14.7 billion	$ 4.1 billion
Risk in force (par value)	$ 3.9 billion	$ 1.0 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$497.4 million

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

Put Options on CPS

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Commencing in the fourth quarter of 2009 and continuing in 2010, Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions, all of the face amount of the CPS issued by the custodial trusts. As of September 30, 2010, Radian Group and its subsidiaries had purchased $50.0 million, $45.0 million and $50.0 million face amount of the CPS issued by each of these custodial trusts at a weighted average purchase price equal to approximately 54% of the face amount of such CPS. Our total net cash outflow related to CPS during 2010 has been $78.4 million, primarily as a result of these purchases. In October 2010, Radian Group purchased the remaining $5 million face amount of CPS. Our continued involvement with these VIEs also includes the payment of a put premium representing the spread between the assets of the trust and the auction rate notes, which has typically been de minimis. We eliminate the premium associated with the purchased CPS.

Based on our additional involvement in these trusts, combined with the put options Radian Asset Assurance holds on these trusts (which together are considered in the determination of the primary beneficiary), we concluded that we are the party that directs the activities that most significantly influence the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. This determination was based on a qualitative analysis, which demonstrates that we have a variable interest in each of these VIEs, and therefore, we concluded that we are the primary beneficiary. As such, the assets and liabilities of these trusts were consolidated at their respective fair values, net of liabilities to us. The assets of the consolidated trusts, which are reported in short-term investments, may only be used to settle obligations of the trusts, and there are no liabilities of the trusts for which creditors have recourse to our general credit.

Financial Guaranty

As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties in which we have provided credit protection directly on variable interests by VIEs or, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivative, as the case may be. For insurance contracts, we record reserves for losses and LAE, and for derivative interests, we record cumulative changes in fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty for one or more classes of beneficial interest holders in the VIE and derivative contracts where we provide such protection to a specific counterparty. Underlying collateral in the VIEs includes residential and commercial mortgages, manufactured housing loans, consumer receivables and other financial assets sold to a VIE and repackaged into securities or similar beneficial interests.

For all VIEs, the maximum exposure is based on the face amount of our insured obligation as of the reporting date, except for the put options on CPS, which is based on the carrying amounts. The following table provides a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets and our condensed consolidated statements of operations and our cash flows as of and for the nine months ended September 30, 2010, as it relates to unconsolidated VIEs:

(In millions)	September 30, 2010 Interests in Unconsolidated VIEs
	Put Options on CPS (1)	Financial Guaranty Insurance and Credit Derivatives
Balance Sheet:
Derivative assets	$—	$5.2
Premiums receivable	—	6.7
Unearned premiums	—	7.5
Reserves for losses and LAE	—	14.8
Derivative liabilities	—	366.8
Statement of Operations:
Net premiums earned	—	2.3
Change in fair value of derivative instruments—loss	(6.3)	(283.1)
Increase in provision for losses	—	5.7
Cash Inflow (Outflow):
Net payments related to credit derivatives	(0.9)	(32.8)
Losses paid	—	(3.4)
Premiums (paid) received	—	2.5
Maximum exposure	—	6,979.8

(1)	Activity displayed above reflects the impact for the periods prior to June 30, 2010 for one CPS trust that was not consolidated prior to that date.

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

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity Needs

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) payments to our insurance subsidiaries in October 2011 under our tax-sharing agreement, (iv) potential capital support for our insurance subsidiaries, (v) repayment of approximately $160 million in principal amount of our long-term debt due June 2011, and (vi) the payment of dividends on our common stock.

Radian Group currently has immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of $478.6 million after giving effect to the payment of approximately $89 million to our insurance subsidiaries in October 2010 under our tax-sharing agreement. This amount includes proceeds remaining from Radian Group’s $550 million common stock public offering in May 2010 (the “May 2010 Equity Offering”), which provided Radian Group with $526 million of proceeds after expenses. Radian Group subsequently contributed $122 million of these proceeds to Radian Guaranty, to further support Radian Guaranty’s capital position. The remaining proceeds from the May 2010 Equity Offering may be used for general corporate purposes, including further capital support for our mortgage insurance business and repurchase of, or payments on, our outstanding long-term debt. In addition, we recently commenced a public offering of $350 million principal amount of Convertible Senior Notes due 2017 (the “Convertible Notes”), with an underwriters’ option to purchase an additional $52.5 million principal amount of notes, solely to cover any over-allotments (the “Convertible Note Offering”). If the Convertible Note Offering is successfully completed, for which we can provide no assurance, the proceeds from the offering may be used to fund working capital requirements and for general corporate purposes, which may include repayment or repurchase of our outstanding debt including our 7.75% debentures and our 5.625% debentures either before or at their respective scheduled maturity dates on June 1, 2011 and February 15, 2013, and additional capital support for our mortgage insurance business.

Corporate Expenses and Interest Expense.    Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest expense on our long-term debt. Payments of such corporate expenses for the next 12 months, other than the reimbursement of interest payments, are expected to be approximately $65.9 million, which is expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $38.1 million (without giving effect to the Convertible Notes that may be issued as part of the Convertible Note Offering), which also is expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

Tax Payments.    Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code (“IRC”) had such subsidiary filed its federal tax return on a separate company basis. Under the provisions of this agreement, Radian Group paid approximately $53 million to Radian Guaranty in October 2010. Additionally, we currently estimate that Radian Group will be required to make a payment of approximately $77 million to Radian Guaranty in October 2011, which is the maximum amount required under the tax-sharing agreement and is determined based upon Radian Guaranty’s separate company carryback ability for applicable net operating losses (“NOLs”). Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

In November 2009, new tax legislation was enacted that provides an election to extend the existing carryback period for applicable NOLs incurred in either 2008 or 2009 (but not both years) from two years to up to five years. In September 2010, we amended our 2008 consolidated federal income tax return and made the election to extend our NOL carryback period to five years. This election was primarily made to preserve our maximum NOL carryback period allowed under current tax law and to provide us with an opportunity to utilize our 2008 NOL as a potential offset to any unsettled Internal Revenue Service (“IRS”) proposed adjustments relating to the 2003 through 2007 tax periods, which we are currently contesting with the IRS. See “Risk Factors—The IRS is examining our tax returns for the years 2000 through 2007.” While no additional federal income tax refund opportunities were created for Radian Group through its election to extend the 2008 NOL carryback period, additional tax-sharing agreement payments were required to be paid by Radian Group to certain insurance subsidiaries other than Radian Guaranty. In October 2010, Radian Group paid approximately $36 million to these insurance subsidiaries as a result of its election to extend its 2008 NOL carryback period.

As of the balance sheet dates, certain of our insurance subsidiaries have incurred estimated NOLs that, if computed on a separate company return basis, could not be fully utilized through existing carryback provisions of the IRC. As a result, we are not currently obligated to reimburse them for these unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual NOL carryforward under the IRC, then we will be obligated under the tax-sharing agreement to fund such subsidiary’s portion of its operating loss that has been utilized on a consolidated group tax return basis. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.

Capital Support for Subsidiaries.    Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs or the rating agencies. For example, Commonwealth Mortgage Assurance Company (“CMAC”) of Texas, a Texas domiciled mortgage insurance subsidiary that provides Radian Guaranty with reinsurance on certain insurance coverages (primary insurance coverage in excess of 25% of the principal balance of the insured loan and pool insurance), incurred a significant loss in the first half of 2010, in part due to the increase in severity estimates for our pool insurance loss reserves during that period. As a result, CMAC of Texas required capital contributions totaling approximately $113 million during the first half of 2010 in order to maintain a minimum statutory capital level. Similarly, Radian Mortgage Insurance Inc., an Arizona domiciled mortgage insurance subsidiary that also provides Radian Guaranty with pool reinsurance, required capital contributions totaling approximately $45 million during the first half of 2010 and an additional capital contribution of approximately $8.5 million in the third quarter of 2010 in order to maintain a minimum statutory capital level. Radian Group contributed approximately $101 million to CMAC of Texas during the first nine months of 2010 to support its capital position, and the remaining amounts required by CMAC of Texas and Radian Mortgage Insurance Inc. were contributed by Radian Guaranty.

Radian Group also contributed $122 million to Radian Guaranty in 2010 to support its capital position. We expect Radian Group to make additional capital contributions to Radian Guaranty in the near future in order to further support its capital position and to maintain Radian Guaranty’s risk-to-capital ratio below 25 to 1. See “Risk Factors—Losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty.”

Dividends.    Our quarterly common stock dividend is $0.0025 per share. Based on the number of shares outstanding at September 30, 2010, Radian Group would pay approximately $1.3 million in the aggregate for our quarterly dividends for the next 12 months.

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

As of September 30, 2010, Radian Group and its subsidiaries had purchased by tender offer and privately negotiated transactions, $50.0 million, $45.0 million and $50.0 million of the face amount of the CPS issued by the custodial trusts at a weighted average purchase price approximately equal to 54% of the face amount of such CPS. In October 2010, Radian Group purchased the remaining $5.0 million face amount of CPS.

We have various options relating to the CPS, which include with respect to each custodial trust:

•

Radian Asset Assurance and Radian Asset Securities exercising their respective rights under the put options and issuing their preferred stock to Radian Asset Securities and to the custodial trust, respectively; or

•

Radian Asset Assurance causing the dissolution of the custodial trust, resulting in the distribution of the assets held by the custodial trust to the CPS holders. If Radian Asset Assurance were to cause the dissolution of the custodial trusts, after the October purchase of the remaining $5.0 million face amount of CPS, Radian Group and its subsidiaries, as a holder of the CPS for such custodial trusts, would receive $150.0 million in cash from these trusts.

We expect to fund Radian Group’s short-term liquidity needs with (i) existing cash and marketable securities, (ii) if successful (for which we can provide no assurance), cash to be received from our recently commenced Convertible Note Offering, (iii) cash received under the tax- and expense-sharing arrangements with our subsidiaries, and (iv) potentially, cash received upon dissolution of the custodial trusts in which we hold CPS. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all. See “Long-Term Liquidity Needs” below for discussion of our available shelf registration statement.

At September 30, 2010, we did not have the intent to sell any debt securities in an unrealized loss position and determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.

Radian Group—Long-Term Liquidity Needs

In addition to our short-term liquidity needs, our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt that comes due in 2013 and 2015 (and 2017 if we successfully complete the Convertible Notes Offering), and the potential payments due to our subsidiaries under our tax-sharing arrangement as discussed above. At September 30, 2010, approximately $250 million in principal amount of our long-term debt is due in each of 2013 and 2015, and any debt resulting from the Convertible Notes Offering, which would be due in 2017. We may continue to redeem or repurchase some or all of our outstanding debt if circumstances are favorable to us. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs.

We expect to meet the long-term liquidity needs of Radian Group with (i) available cash and marketable securities, (ii) if successful (for which we can provide no assurance), cash to be received from our recently commenced Convertible Note Offering, (iii) additional potential private or public issuances of debt or equity securities, (iv) cash received under tax- and expense-sharing arrangements with our subsidiaries, (v) the sale of assets or from dividends from our subsidiaries, and (vi) cash received upon dissolution of the custodial trusts in which we hold CPS. If necessary, we may not be able to refinance our existing long-term debt on favorable terms, if at all.

In July 2009, we filed a shelf Registration Statement on Form S-3 (Registration No. 333-160657). This Registration Statement has been declared effective by the Securities and Exchange Commission (“SEC”) and will allow us, subject to market conditions, and for a period of three years from the filing date, to issue up to $100 million after giving effect to the Convertible Note Offering (or $47.5 million if the underwriters exercise their over-allotment option to purchase an additional $52.5 million principal amount of Convertible Notes) of the securities covered by the registration statement, including common stock, preferred stock, debt and certain other securities. We consider issuing, and may from time to time issue, securities under this registration statement to take advantage of favorable market conditions. There can be no assurance that we will be able to raise additional capital, including a successful completion of the recently commenced Convertible Note Offering, or improve our liquidity on favorable terms, if at all, and any such additional capital raise will involve costs and may have certain negative consequences for us and our constituents. These consequences could include a dilutive effect on current equity holders, increased costs of leverage and associated limitations on the operations of the business, a decrease in our CDS spreads and the related increase in the fair value of our liabilities, as well as the up-front costs of the transactions. See Notes 17 and 18 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the May 2010 Equity Offering and the recently commenced Convertible Note Offering.

Mortgage Insurance

The principal liquidity requirements of our mortgage insurance business include the payment of claims, operating expenses, including those allocated from Radian Group, taxes and potential capital support for its mortgage insurance subsidiaries. The principal sources of liquidity in our mortgage insurance business are capital contributions from Radian Group (Radian Group contributed $122 million to Radian Guaranty in the first half of 2010), insurance premiums, net investment income, cash dividends from Radian Asset Assurance, and potential payments from Radian Group under our tax allocation agreement. Our mortgage insurance business has incurred significant losses during the past three years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that any shortfall can be funded from sales of short-term marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our mortgage insurance business.

As discussed above, as a result of losses incurred by CMAC of Texas and Radian Mortgage Insurance Inc. during 2010, Radian Guaranty contributed approximately $53 million to Radian Mortgage Insurance Inc. during the first nine months of 2010, including $8 million during the third quarter of 2010 and $12 million to CMAC of Texas during the first half of 2010, to enable these subsidiaries to satisfy their minimum statutory capital requirements. Additional capital support for these and other subsidiaries may be required in the near and long term.

As of September 30, 2010, Radian Asset Assurance maintained claims paying resources of $2.4 billion, including statutory surplus of approximately $1.1 billion. On June 30, 2010, Radian Asset Assurance paid an ordinary dividend of $69.2 million to Radian Guaranty. We currently anticipate that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $65 million to Radian Guaranty in June 2011.

The amount, if any, and timing of Radian Asset Assurance’s dividend paying capability will depend, in part, on the performance of our insured financial guaranty portfolio, including the payment of claims or commutation payments. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to release capital to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, and unexpected claim payment obligations arise with respect to one or more transactions, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any reduction in statutory capital would also likely reduce Radian Asset Assurance’s capacity to issue dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from issuing dividends altogether without prior approval from the New York State Insurance Department.

We transferred our equity interest in Sherman to Radian Guaranty in the fourth quarter of 2009. Following this transfer, Radian Guaranty received a $1.5 million dividend from Sherman in the first quarter of 2010, and a $28 million dividend in April 2010. On May 3, 2010, Radian Guaranty sold all of its remaining equity interest in Sherman for approximately $172 million in cash.

Financial Guaranty

The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses, including those allocated from Radian Group, claim and commutation payments, taxes, and dividends to Radian Guaranty. In addition, we have potential liquidity risk with respect to certain of our CDSs covering senior tranches of TruPs CDOs (representing a total net par outstanding of $849.0 million as of September 30, 2010). For more information regarding this potential liquidity risk, see “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” above.

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

Reconciliation of Net Loss to Cash Flows from Operations

The following table reconciles net loss to cash flows used in operations for the nine months ended September 30, 2010 and 2009 (in thousands):

	September 30 2010	September 30 2009
Net loss	$(673,250)	$(56,012)
Change in loss and LAE reserves	247,943	371,035
Change in second-lien premium deficiency reserves	42	(77,570)
Deferred tax (benefit) provision	(326,289)	12,388
Depreciation and amortization, net	20,990	26,138
Change in unearned premiums	(115,390)	(131,566)
Change in deferred policy acquisition costs	13,804	21,442
Net payments related to derivative contracts and VIE debt (1)	(265,847)	(1,092)
Equity in earnings of affiliates	(14,668)	(23,608)
Distributions from affiliates (1)	29,498	11,040
Proceeds from sales of trading securities (1)	—	1,400,527
Purchases of trading securities (1)	—	(3,171,319)
Net losses (gains) on other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	323,281	(132,134)
Decrease in prepaid federal income taxes (1)	—	248,828
Change in reinsurance recoverables	41,709	(145,321)
Cash paid for commutations, terminations and recaptures (1)	(235,929)	(180,509)
Gain on sale of affiliate	(34,815)	—
Change in other assets	12,920	52,203
Change in accounts payable and accrued expenses	28,533	24,756

Cash flows used in operating activities	$(947,468)	$(1,750,774)

(1)	Cash item.

Cash flows used in operating activities for the first nine months of 2010 decreased from the comparable period of 2009, primarily due to the recategorization of the purchases and sales of trading securities to cash flows from investing activities, because that activity is more consistent with our overall investment strategy, partially offset by an increase in our net loss in 2010. We expect that we will use more cash than we generate from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $1.9 billion at September 30, 2010, compared to $2.0 billion at December 31, 2009. The decrease in stockholders’ equity resulted primarily from our net loss of $673 million for the first nine months of 2010, partially offset by $526 million of proceeds from the May 2010 Offering.

Ratings

Radian Group and our principal operating subsidiaries have been assigned the financial strength ratings provided in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, historically, it also has been a significant factor in determining Radian Guaranty’s eligibility with the GSEs. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” in Item 1A of Part II of this Quarterly Report on Form 10-Q. We include this information only for disclosure-related purposes.

	MOODY’S (1)	S&P (2)
Radian Group	Caa1	CCC+
Radian Guaranty	Ba3	B+
Radian Insurance	B1	(3)
Amerin Guaranty	Ba3	B+
Radian Asset Assurance	Ba1	BB-

(1)	Moody’s ratings outlook for Radian Group, Radian Guaranty, Radian Insurance and Amerin Guaranty is currently Positive. Moody’s ratings outlook for Radian Asset Assurance is currently Stable.
(2)	S&P’s ratings outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.
(3)	Ratings have been withdrawn.

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

Mortgage Insurance

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

With respect to loans that are in an early stage of default, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for loans in the early stage of default are more variable in nature than for loans that are in the later stage of default, which generally require a larger reserve. As the default proceeds towards foreclosure, there is generally more certainty around these estimates as a result of the aged status of the defaulted loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured), the reserve for that loan is removed from the reserve for losses and LAE. We also establish reserves for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary.

We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been for defaulted loans in the transaction as if there had been no deductible. If the existing deductible is greater than the reserve amount, we do not establish a reserve for such defaulted loans. We generally do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency” below for an exception to this general principle.

Each loan that we insure is unique, but for purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include the default status of the loans (i.e., number of days past due), product type (Prime, Alt-A, and Subprime), type of insurance, (i.e., primary or pool), vintage year, loss position (i.e., with or without a deductible), and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. Recently, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance, and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves.

Our default to claim rate assumption was 39% at September 30, 2010 and 36% at December 31, 2009. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. While we expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio, we have begun to experience a modest decrease in our rescission and denial rates. The elevated levels in the rate of rescissions and denials have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a certificate of insurance or denied a claim. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are valid under our policies, if we are not successful in defending the rescissions and denials in any potential legal actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies or pay additional claims.

The following table shows the mortgage insurance range of loss and LAE reserves and recorded reserves for losses and LAE, as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010			As of December 31, 2009
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$3,208.0	$3,800.4	$3,504.2	$3,159.9	$3,741.2	$3,450.5

Reserves for our mortgage insurance business are recorded based on our estimate of loss and LAE reserves. We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at September 30, 2010 represents our best estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity of first-lien loss reserve estimates at September 30, 2010, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at September 30, 2010), we estimated that our loss reserves would change by approximately $106 million at September 30, 2010. For every one percentage point change in pool claim severity (which we estimate to be 47% of unpaid principal balance at September 30, 2010), we estimated that our loss reserves would change by approximately $13 million at September 30, 2010. For every one percentage point change in our overall default to claim rate (which we estimate to be 39% at September 30, 2010, including our assumptions related to rescissions and denials), we estimated an $87 million change in our loss reserves at September 30, 2010.

Financial Guaranty

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

Reserve for Premium Deficiency

Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product exceeds the net present value for expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

Numerous factors affect our ultimate claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of September 30, 2010, our modeled loan default projections assume that the rate at which current loans will default will remain consistent with those rates observed at December 31, 2009 until the end of 2010, and will gradually return to normal historical levels over the subsequent two years.

The following table illustrates our net projected premium excess on our first-lien portfolio:

First-lien portfolio (In millions):	September 30 2010	December 31 2009
Net present value of expected premiums	$2,583	$2,823
Net present value of expected losses and expenses	(4,336)	(4,299)
Reserve for premiums and losses established, net of reinsurance recoverables	2,926	2,785

Net projected premium excess	$1,173	$1,309

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of September 30, 2010 or December 31, 2009. Expected losses are based on an assumed paid claim rate of approximately 13.2% on our total primary first-lien mortgage insurance portfolio, which includes both delinquent loans and current loans, comprising 10.1% on prime, 28.4% on subprime and 26.5% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans, as part of our loss mitigation efforts, is expected to partially offset the impact of expected defaults and claims.

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

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Second-lien PDR (In thousands):	2010	2009	2010	2009
Balance at beginning of period	$16,772	$40,861	$25,357	$86,861
Transfer from (to) loss reserves	10,525	(14,324)	293	(80,321)
Premiums recognized in earned premiums	609	1,262	1,853	4,647
Changes in underlying assumptions	(3,142)	(19,538)	(2,980)	722
Accretion of discount and other	635	1,030	876	(2,618)

Balance at end of period	$25,399	$9,291	$25,399	$9,291

During the three months ended September 30, 2010, the second-lien PDR increased by approximately $8.6 million, based on our current quarter’s analysis of expected losses. Our second-lien portfolio is relatively seasoned, and as a result, we do not believe that future changes in macroeconomic factors will result in significant changes to our current loss projections.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2010, our total Level III assets were approximately 3.9% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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

Investments

U.S. government and agency securities—The fair value of U.S. government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation. U.S. government and agency securities are categorized in either Level I or Level II of the fair value hierarchy.

State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market and market-like observations. Evaluation models are used, which incorporate bond structure, yield curve, credit spreads, and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

Money market instruments—The fair value of money market instruments is based on daily prices, which are published and available to all potential investors and market participants. As such, these securities are categorized in Level I of the fair value hierarchy.

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

Other investments—These securities primarily consist of short-term commercial paper within CPS trusts, which are categorized in Level II of the fair value hierarchy. The fair value of the remaining securities is categorized in Level III of the fair value hierarchy, and is generally estimated by discounting estimated future cash flows.

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

Put Options on CPS and Consolidated CPS VIE Debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts effective January 1, 2010. We have purchased the majority of the securities issued by the remaining trust, and we consolidated the assets and liabilities of that trust during the second quarter of 2010. The consolidated CPS VIE debt is categorized in Level III of the fair value hierarchy. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our put options on CPS and CPS VIE debt.

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

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $154.9 million as of September 30, 2010, which is our best estimate of settlement value at that date and represents substantially all of our total risk in force. The recorded fair value of our total net liabilities related to NIMS as of September 30, 2010 was $144.4 million, of which $11.5 million relates to derivative assets and $155.9 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $10.5 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 85% of the aggregate net par outstanding of our corporate CDO transactions (as of September 30, 2010) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

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

Non-Performance Risk Adjustment on Corporate CDOs—The typical fair premium amount estimated for the equivalent-risk tranche represents the fair premium amount for a typical market participant—not Radian. Accordingly, the final step in our fair value estimation is to convert this typical fair premium amount into a fair premium amount for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of that participant’s default or non-performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the typical fair premium amount to account for both this contractual difference, as well as for the market’s perception of our default probability, which is observable through our CDS spread.

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

TruPs CDOs—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks, insurance companies, real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. We use a discounted cash flow valuation approach to determine fair value for these transactions that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default has occurred and remains outstanding as of the termination date of our CDS coverage (the “Conditional Liquidity Claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a Conditional Liquidity Claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a Conditional Liquidity Claim. A discounted cash flow valuation is also performed for this scenario where we are required to make a Conditional Liquidity Claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a Conditional Liquidity Claim and one in which the claim is not made.

CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDO of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses can be estimated.

For one CDO of ABS transaction, the credit quality of the underlying referenced obligations was reasonably similar to that which was included in the AAA-rated ABX.HE index, a standardized list of RMBS reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction was derived directly from the observed spreads of this index. This transaction matured during the quarter ended March 31, 2010.

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

The investment securities in this consolidated CDO of ABS transaction have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows based on our internal credit analysis, which is based on the current performance of each security. The present value of the expected cash flows from the securities is then determined using a discount rate derived from the BBB- ABX.HE index. The present value of the insured cash flows (which represents the VIE debt) is determined using a discount rate that is equal to our CDS rate plus a risk-free rate. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.

The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $455.9 million at September 30, 2010. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of September 30, 2010 was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.

CDOs of CMBS—The fair premium amounts for our CDO of CMBS transactions for a typical market participant are derived first by observing the spreads of the CMBX indices that match the underlying reference obligations of our transactions. A mezzanine tranche, which represents our insured tranche, is then priced through a standard CDO model. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on vintages and credit rating. For each of our CDO of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating. Because the observable CMBS indices do not have a similar mezzanine tranche, we use an internal CDO pricing model in order to adjust fair value for this structural feature. A standard CDO pricing model was calibrated to establish the market pricing at inception. This CDO pricing model is then applied to the current valuation period to derive the fair premium for the mezzanine tranche. The typical fair premium amount represents the estimated fair value of the expected future fair premiums determined by using a discount rate equal to the CDS spread of a typical market participant plus a risk-free rate.

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

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of September 30, 2010, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $131.0 million; however, we do not currently expect to pay any claims related to these two VIEs. At September 30, 2010, we recorded $112.6 million of other assets, $112.0 million of VIE debt and $0.6 million of accounts payable and accrued expenses associated with these two VIEs.

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

In accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we use an annualized effective tax rate to compute our tax expense each quarter. We adjust this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the uncertainty of the impact of these discrete items for the full year of 2010, which directly affects our ability to estimate our pre-tax income or loss and the associated effective tax rate for the full year of 2010, we believe it is appropriate to treat these items discretely when developing our effective tax rate each quarter. Future changes in these discrete items during the year will impact our annualized effective tax rate.

Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing insurance contracts. Currently, acquisition costs are defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The impact of this revised definition of acquisition costs may result in additional expenses being charged to earnings immediately rather than being deferred. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted for fiscal years beginning after December 15, 2010. Management is currently evaluating the impact that may result from the adoption of this standard.

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

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at September 30, 2010 and December 31, 2009, was $6.4 billion and $6.1 billion, respectively, of which 91% and 95%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At September 30, 2010, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $237.2 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $243.9 million. At September 30, 2010, the average duration of the fixed-income portfolio was 4.1 years. The market value and carrying value of our long-term debt at September 30, 2010 was $601.9 million and $664.9 million, respectively.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of September 30, 2010. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table. Radian’s five-year CDS spread was 6.25% at September 30, 2010. The five-year CDS spread is an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

NIMS related ($ in millions)
Weighted average credit spread	43.50%
Fair value of net liabilities (1)	$144.4

	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of credit spreads	0% change in credit spreads	10% widening of credit spreads
50% tightening of Radian’s CDS spread	$4.3	$4.3	$4.4
0 basis points change in Radian’s CDS spread	—	—	—
50% widening of Radian’s CDS spread	(3.7)	(3.7)	(3.6)

Corporate CDOs ($ in millions)
Weighted average credit spread	0.83%
Fair value of net liabilities	$128.4

	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of credit spreads	0% change in credit spreads	10% widening of credit spreads
	(In millions)
50% tightening of Radian’s CDS spread	$148.0	$185.9	$223.9
0 basis points change in Radian’s CDS spread	(21.8)	—	14.3
50% widening of Radian’s CDS spread	(85.7)	(76.1)	(65.2)

Non-Corporate CDO related (2) ($ in millions)
Weighted average credit spread	2.42%
Fair value of net liabilities (3)	$500.0

	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of credit spreads	0% change in credit spreads	10% widening of credit spreads
	(In millions)
50% tightening of Radian’s CDS spread	464.3	485.6	507.0
0 basis points change in Radian’s CDS spread	(14.8)	—	15.0
50% widening of Radian’s CDS spread	(218.7)	(207.8)	(196.8)

(1)	Includes VIE debt of $155.9 million and NIMS derivative assets of $11.5 million.
(2)	Includes TruPs, CDOs of CMBS, CDOs of ABS and other non-corporate CDOs.
(3)	Includes net VIE liabilities of $159.7 million and net derivative liabilities of $340.3 million.

Given the relatively high level of volatility in spreads, including our own CDS spread for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.

Foreign Exchange Rate Risk

We analyzed our currency exposure as of September 30, 2010, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $11.5 million as of September 30, 2010.

At September 30, 2010, we held approximately $36.6 million of investments denominated in Euros. The value of the Euro against the U.S. dollar weakened from 1.46 at September 30, 2009, to 1.36 at September 30, 2010. At September 30, 2010, we held approximately $50.7 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0111 at September 30, 2009, to 0.0120 at September 30, 2010.

Equity Market Price

At September 30, 2010, the market value and cost of our equity securities were $292.6 million and $277.3 million, respectively. Included in the market value and cost of our equity securities is $122.1 million and $114.3 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $29.3 million as of September 30, 2010.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2010 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies in 2008, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe that there are approximately 271 loans for which insurance was not reinstated. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case and a motion to transfer venue to the Eastern District of Pennsylvania. Hearing on these motions is scheduled for December 20, 2010.

In addition to the action above, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. Certain of our current and former employees and directors have provided voluntary testimony in this matter. We believe that the investigation generally relates to disclosure and financial reporting by us and a co-investor regarding our respective investments in C-BASS. We are cooperating with the requests of the SEC. This matter is ongoing and no assurance can be given that the SEC will not recommend an enforcement action against us or one or more of our current and former employees and directors.

Item 1A.	Risk Factors.

We have incurred significant losses on our insured products as a result of deterioration in national and regional economic conditions and we could incur significant additional losses in the future.

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the credit performance of our underlying insured assets. Many of these conditions are beyond our control, including national and regional economic recessions, home price depreciation and unemployment, interest rate changes and volatility, deterioration in lending markets, and other factors. The economic recession that began in the U.S. in 2007, characterized by a nation-wide decline in home prices, high unemployment, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had and continues to have a negative impact on the operating environment and results of operations for each of our business segments. In particular, our results of operations and financial condition have been particularly affected by weak economic conditions, such as depreciating home values and high unemployment.

We have experienced increased defaults and claims in our mortgage insurance business, primarily driven by the poor performance of our 2005 through 2008 insured books of business. Deterioration in general economic conditions, including elevated levels of unemployment and a broad decline in home prices, has increased the likelihood that borrowers will default on their mortgages. Falling home prices have increased the likelihood that borrowers with the ability to make their mortgage payments may voluntarily default on their mortgages when their mortgage balances exceed the value of their homes. We also believe that some borrowers may voluntarily default to take advantage of certain loan modification programs currently being offered or that may be offered in the future. Falling home prices make it more difficult for us to mitigate our loss when a default occurs. See “Our loss mitigation strategies are less effective in markets where housing values fail to appreciate or continue to decline.”

At September 30, 2010, approximately 54.3% of our primary mortgage insurance risk in force was concentrated in 10 states, with the highest percentages being in California, Florida and Texas. A large percentage of our second-lien mortgage insurance risk in force also is concentrated in California and Texas. Continued weakness in many markets, particularly in Florida and California where non-prime and mortgage products such as ARMs and interest-only loans are prevalent and where home prices have fallen significantly, has resulted in significant losses in our mortgage insurance business. During the prolonged period of rising home prices that preceded the current downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in this state. As mortgage credit performance in Florida and California has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or further deteriorate.

In addition to Florida and California, approximately 12.5% of our primary mortgage insurance risk in force at September 30, 2010 was concentrated in the Midwestern states of Michigan, Illinois and Ohio. This region has continued to experience higher default rates, which we believe are largely attributable to the difficult operating environment in the domestic auto industry. We expect that this trend may continue.

Our financial guaranty portfolio continues to be negatively impacted by deterioration in the credit markets and the overall economy. See “Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration” below. Our financial guaranty business also has a significant portion of its insurance risk in force concentrated in a small number of states, principally California, Texas, New York, New Jersey and Pennsylvania, and could be materially and adversely affected by a continued and prolonged weakening of economic conditions in these states.

The current economic uncertainty and continued weakness in the housing and related credit markets could persist. Although there have been some recent signs of stabilization of the U.S. economy, it is difficult to predict with any degree of certainty if and when a full recovery of the economy will occur, including a meaningful reduction in unemployment and a broad and lasting recovery in the domestic housing market. As a result, there is a great deal of uncertainty regarding our ultimate loss performance, which we expect to depend primarily on the performance of our 2005 through 2008 vintage portfolios. The potential for prolonged difficult economic conditions, including rising or continued high unemployment rates and further deterioration in the housing market, may add further stress on the performance of our insured assets, which would negatively impact our financial condition and results of operations.

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

The amount of mortgage insurance loss we suffer depends in part on whether the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover the unpaid principal and interest on the mortgage and expenses of the sale. If a borrower defaults under our standard mortgage insurance policy, we generally have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage in full satisfaction of our obligations under the policy. In the past, we were able to take title to a small percentage of properties underlying the defaulted loans and sell the properties quickly at prices that allowed us to recover some or all of our losses. In the current housing market, our ability to mitigate our losses in such a manner has been significantly reduced. If housing values fail to stabilize or again begin to decline on a broad geographic basis or in the regions where our business is concentrated, the frequency of defaulted loans resulting in claims under our policies could increase and our ability to mitigate our losses on defaulted mortgages may be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

A large portion of our mortgage insurance risk in force consists of higher risk loans, such as non-prime and high-LTV loans, pool mortgage insurance and non-traditional mortgage products.

High-LTV Mortgages.    We provide mortgage insurance on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. As a result, we typically insure loans where borrowers have less equity at risk at origination than borrowers who make larger down payments; therefore, with respect to this loan characteristic, the loans we insure have a higher propensity to default relative to the total mortgage market. In addition, of the mortgage loans that we insure, a significant portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of greater than 95%. At September 30, 2010, our mortgage insurance risk in force related to these loans represented 19.6% of our total primary insurance risk in force. We believe mortgage loans with LTVs greater than 95% default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. We have altered our underwriting criteria to limit the number of new loans we are insuring with LTVs greater than 95% and have adopted more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes have improved the overall risk profile of our new business written, in the near term, it is likely that our results of operations and financial condition will continue to be negatively affected by the performance of our existing insured loans with high-LTVs.

Non-Prime Loans.    A large percentage of the mortgage insurance we wrote in years 2005 through 2007 and, consequently, our existing mortgage insurance risk in force, is related to non-prime loans. At September 30, 2010, our non-prime mortgage insurance risk in force, including Alt-A, was approximately 17.8% of our total primary insurance risk in force. Historically, non-prime loans are more likely to result in claims than prime loans. In addition, our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to other loans, which often results in larger claims. We have experienced a significant number of loan defaults related to Alt-A loans originated in 2005 through 2007. These losses have occurred more rapidly and well in excess of historical loss patterns, and have contributed in large part to the significant increase in our provision for losses. If defaults and default to paid claim rates on non-prime loans continue to increase, in particular in California, Florida and other states where the Alt-A product is prevalent, our results of operations and financial condition will continue to be negatively affected.

Pool Mortgage Insurance.    We offer pool mortgage insurance, which exposes us to an increased risk of greater loss severity compared to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full claim amount of every loan in the pool within our exposure limits and upon which a claim is made until the aggregate limit is reached, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At September 30, 2010, approximately 7.1% of our total mortgage insurance risk in force was attributable to pool insurance. The average size of our pool insurance claims has increased significantly to $72,582 for the nine months ended September 30, 2010, compared to $33,483 for the same period of 2009. Under most of our pool insurance policies, the property underlying a defaulted loan must be sold before a claim may be submitted to us. Therefore, in a weak housing market as currently exists, we expect to pay higher pool insurance claims when homes are sold after a prolonged period of home price depreciation, in particular when homes remain unsold for extended periods of time as is currently the case in many markets. Further declines in housing values could result in further increases in the average claim size of our pool insured loans. If we continue to have increased pool insurance claims at higher severity levels, it may adversely affect our results of operations and financial condition.

NIMS.    We have provided credit enhancement on NIMS. NIMS have been particularly susceptible to the disruption in the mortgage credit markets, and we stopped writing insurance on NIMS in 2007. We expect all of our NIMS to result in credit losses, with most payments expected to occur in 2011 and 2012. The fair value of our total net liabilities related to NIMS as of September 30, 2010 was $144.4 million and is recorded as variable interest entity (“VIE”) debt and derivative assets. The difference between our total expected credit losses and the carrying value of our net liability was $10.5 million and is expected to be recognized over the remaining life of the NIMS as the discount is accreted.

We insure adjustable rate loans that have resulted in significant losses and are expected to result in further losses.

At September 30, 2010, approximately 14% of our primary mortgage insurance risk in force consisted of ARMs, which include loans with negative amortization features, such as pay option ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) expires. We consider a loan to be an ARM if the interest rate for that loan will reset at any point during the life of the loan. However, it has been our experience that ARMs with resets within five years from origination are more likely to result in a claim than longer-term ARMs. ARMs with resets within five years from origination represented approximately 45% of our total primary risk in force related to ARMs at September 30, 2010. Approximately 4% and 6% of the ARMs that we insure are scheduled to have initial interest rate resets in the fourth quarter of 2010 and 2011, respectively.

At September 30, 2010, approximately 8% of our primary mortgage insurance risk in force consisted of interest-only mortgages (including approximately 4% of our primary mortgage insurance risk in force where the interest-only mortgages are ARMs), where the borrower pays only the interest on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. We believe that, similar to ARMs, these loans have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made.

Reduced liquidity in the mortgage market, tighter underwriting standards, and declining home prices in many regions in the U.S. have combined to make it more difficult for many borrowers with ARMs and interest-only mortgages to refinance their mortgages into fixed-rate products. As a result, without available alternatives, many borrowers have been forced into default when their interest rates reset to a higher rate or principal becomes payable. This has resulted in significant losses for mortgage lenders and insurers, as well as investors in the secondary market. Although there can be no assurance, the historically low level of interest rates in the current mortgage market may help to reduce the size of interest payment increases (and in some cases eliminate any increase) for loans resetting in the near future. In addition, federal and private loan refinance and modification programs intended to allow borrowers to refinance or modify their existing loan structures, may allow borrowers that would not otherwise qualify for a loan refinance or modification to convert to fixed-rate loans.

In the long term, however, absent a change in the current lending environment or a positive mitigating effect from federal and private measures aimed at reducing defaults from adjustable rate resets, defaults related to these products may continue to increase. If this occurs, our results of operations and financial condition could be negatively affected, possibly significantly, which could also adversely affect our financial condition.

Insurance rescissions and claim denials may not continue at the levels we have recently experienced and an increasing number of our lender customers are challenging our insurance rescissions and claim denials.

In recent years, the amount of insurance we have rescinded due to fraud, misrepresentation, underwriting negligence or other violations of our insurance policies has increased significantly. Likewise, the number of claims that we have denied has also increased, primarily due to the inability of our servicing customers to provide the loan origination file or other servicing records that are necessary for our review and to perfect a claim.

These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves. Our estimate of future expected rescissions and denials on defaulted loans reduced our loss reserves as of September 30, 2010, by approximately $1.1 billion. In addition, during 2009 and in the first three quarters of 2010, we rescinded or denied approximately $897 million and $733 million, respectively, of first-lien claims submitted to us for payment (“submitted claims”), compared to approximately $166 million for all of 2008. Of the claims we rescinded or denied in 2009 and the first three quarters of 2010, approximately

$440 million and $465 million, respectively, related to claims from policies where we were in a first loss position and would have paid the claim absent the rescission or denial, while approximately $457 million and $268 million, respectively, related to claims where we were in a second loss position. With respect to claims where we were in a second loss position, while these claims may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies, the rescissions and denials for these loans generally have had the effect of protecting the existing deductible or other exposure limitations in the transaction. The amounts referenced above also include a small amount of submitted claims that were subsequently withdrawn by the insured.

A significant portion of our existing default inventory continues to consist of poorly underwritten loans primarily originated during 2005 through 2008. While we expect a high level of rescissions and denials to result from these defaulted loans, we do not expect that rescissions and denials will continue to mitigate paid losses at the same levels we have previously experienced. We have lowered our estimate of future rescissions and denials during 2010. We can provide no assurance that rescissions and denials will continue at the elevated levels we have recently experienced or will continue to materially mitigate paid losses.

The insured lenders may dispute our right to rescind coverage or deny a claim, which dispute may be made several years after such rescission or denial. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials, which have led us to reverse a number of our prior decisions regarding rescissions and denials. We are currently in discussions with these customers regarding a number of rescissions or denials that are collectively material in amount, which, if not resolved, could result in arbitration or judicial proceedings. We may be unsuccessful in such proceedings, which may be costly and time consuming. The heightened risk of disputes with our customers regarding our increased rescissions and denials could lead to the loss of one or more customers or motivate such customers to seek a greater percentage of insurance through the FHA, which historically has not engaged in significant rescission and denial activity, or other competitors.

The determination of our reserve for losses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. If the actual amount of rescissions and denials is significantly lower than our estimate, as a result of a greater than anticipated number of successful challenges to our rescissions and denials, litigation, settlements or other factors, or if our reserving assumptions regarding future rescissions and denials continues to decrease, our losses may materially increase, which could have a material adverse effect on our financial condition and results of operations. For additional information regarding the determination of a reserve for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” of this Report.

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

The GSEs, rating agencies and state insurance regulators impose various capital requirements on our insurance subsidiaries. These capital requirements include risk-to-capital ratios, risk-based capital measures and surplus requirements that limit the amount of insurance that each of our insurance subsidiaries may write. Sixteen states currently have a statutory or regulatory requirement that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. As a result of the significant losses we experienced in our mortgage insurance business, Radian Guaranty’s risk-to-capital ratio increased from 8.1 to 1 at December 31, 2006 to 17.2 to 1 at September 30, 2010.

Based on current and expected future trends, we believe that we may continue to incur material losses in our mortgage insurance business. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. In the absence of additional new capital or capital relief through reinsurance or otherwise, Radian Guaranty’s risk-to-capital ratio is expected to increase in the near term and, after giving effect to any proceeds from the May 2010 Equity Offering beyond the contributions already made and, if successful, proceeds from the recently commenced Convertible Note Offering, could reach 25 to 1 if losses are significantly worse than our current expectations.

We, along with others in our industry, are seeking regulatory changes or relief in those states that impose a 25 to 1 risk-to-capital requirement, primarily through new legislation or other means by which the insurance regulator in these states is granted discretionary authority to waive the 25 to 1 risk-to-capital requirement. Although these efforts have been successful in many states, it is uncertain whether regulatory changes or relief will be obtained in the remaining states in sufficient time, if at all, to provide relief from the 25 to 1 limitation in these states. Further, in those states that currently allow for discretionary authority, there can be no assurance (i) that the regulators in these states will exercise their discretion to permit us to write new business in the event that we exceed the 25 to 1 limitation, (ii) of how long such regulators may allow any waiver of this requirement to exist or (iii) of what, if any, other requirements they may impose as a condition to such waivers. Moreover, in those states that do not have a capital adequacy requirement in the form of a 25 to 1 limitation, it is not clear what actions the applicable state regulators would take if we failed to meet the capital adequacy requirement established by another state. Accordingly, if we fail to meet the capital adequacy requirements in one or more states, Radian Guaranty could be required to suspend writing business in some or all of the states in which we do business.

We have actively managed Radian Guaranty’s risk-to-capital ratio in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our mortgage insurance operations, as required. We cannot provide any assurance as to whether we will be successful in continuing to manage Radian Guaranty’s risk-to-capital ratio. Further, our existing inter-company reinsurance arrangements are conducted through affiliated insurance subsidiaries; and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Fannie Mae’s proposed amendments to its mortgage insurance eligibility guidelines, if implemented without revision or a waiver for existing arrangements, would prohibit the use of certain of our inter-company reinsurance arrangements, and therefore, Fannie Mae could request that we terminate such arrangements, potentially resulting in a higher risk-to-capital ratio for Radian Guaranty, or impose severe restrictions on us. If we are unable to raise additional capital or we are prohibited from using inter-company reinsurance arrangements to manage Radian Guaranty’s risk-to-capital level, there would be an increased likelihood that Radian Guaranty’s risk-to-capital ratio would exceed 25 to 1.

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

If Radian Guaranty’s risk-to-capital ratio were to exceed 25 to 1, certain state insurance regulators might limit the amount of new insurance business that Radian Guaranty may write or prohibit Radian Guaranty from writing new insurance altogether in their respective states, including those states that do not currently impose a 25 to 1 limitation. In addition, the GSEs and our other customers could decide not to conduct new business with Radian Guaranty (or reduce current business levels) or, in the case of the GSEs, to impose substantial restrictions on Radian Guaranty while its risk-to-capital ratio remained at elevated levels. This could ultimately result in a loss of Radian Guaranty’s eligibility with the GSEs. The franchise value of our mortgage insurance business would likely be significantly diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it could write, especially in the event we are unable to execute on a timely basis our strategy for writing new first-lien mortgage insurance through Amerin Guaranty. In addition, any restriction on Radian Guaranty’s ability to continue to write new insurance would likely harm our ability to attract new capital.

We and our insurance subsidiaries are subject to comprehensive, detailed regulation, principally designed for the protection of our insured policyholders rather than for the benefit of investors, by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.

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

During the third quarter of 2008, Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the performance of our financial guaranty business. If the performance of our financial guaranty portfolio deteriorates materially, including if we are required to establish one or more significant statutory reserves as a result of defaults on our insured obligations, or we make net commutation payments to terminate insured obligations in excess of the then posted statutory reserves for such obligations, the regulatory capital of Radian Guaranty also would be negatively impacted. Any decrease in the capital support derived from our financial guaranty business could, therefore, increase the risk-to-capital ratio of Radian Guaranty and negatively impact the franchise value of our mortgage insurance business, which could lead to our inability to continue to write new mortgage insurance business. See “Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration” and “We face risks associated with our financial guaranty insurance customers and our second-to-pay liabilities from these entities.”

As of September 30, 2010, Radian Asset Assurance maintained a statutory surplus of approximately $1.1 billion and total claims paying resources of approximately $2.4 billion. Radian Asset Assurance paid a $99.7 million dividend to Radian Guaranty in 2009 and another $69.2 million dividend to Radian Guaranty in 2010. We expect Radian Asset Assurance to continue to pay significant dividends to Radian Guaranty over time, including a $65 million dividend that is expected to be paid in 2011, as our existing financial guaranty portfolio matures and the exposure is reduced.

The timing and amount of these dividend payments will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. If our primary financial guaranty reinsurance customers recapture ceded business or our financial guaranty exposure reduces faster than we anticipate, whether through prepayments, accelerated amortization, early terminations or otherwise, Radian Asset Assurance may have the ability to pay dividends to Radian Guaranty more quickly and in greater amounts than currently expected. If, however, the performance of our financial guaranty portfolio deteriorates materially, or the amount we pay to terminate any particular financial guaranty exposure is larger than the amount of the reserves for such exposure, the statutory surplus of Radian Asset Assurance could be reduced. As a result, Radian Asset Assurance would likely have less capacity to pay dividends to Radian Guaranty, and could be prohibited from paying dividends altogether.

Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Financial Guaranty—Credit Performance,” in Item 2 of Part I above, we have experienced credit deterioration in our financial guaranty portfolio, particularly within our insured portfolio of TruPs CDOs and CMBS CDOs, as a result of the general deterioration in credit markets and the overall economy. For our sole remaining CDO of ABS transaction with $455.9 million in net par outstanding as of September 30, 2010, we currently expect to begin paying claims in respect of shortfalls of interest payments in 2012, or possibly earlier, if the deterioration is worse than projected. Upon our initial claim payment obligation, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced by an amount equal to the present value of our expected future net losses (net of any applicable taxes on this transaction). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” for additional information regarding this CDO of ABS transaction and certain circumstances in which we may be obligated to pay outstanding principal prior to the legal final maturity date of our TruPs CDOs. While we have sought to underwrite our insured credits with levels of subordination or other credit enhancement designed to protect us from loss even in the event of poor performance of the underlying collateral, we cannot be certain that such levels of subordination will protect us from future material losses in light of the significantly higher rates of delinquency and losses currently being observed within our insured credits.

We have guaranteed structured finance obligations that expose us to a variety of complex credit risks, and indirectly, to market, political and other risks beyond those that generally apply to financial guarantees of public finance obligations. We have insured and reinsured certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases and other consumer assets, both funded and synthetic. We have also insured obligations under CDS, including CDOs of several asset classes, such as corporate debt, TruPs, RMBS, CMBS and other ABS obligations. We continue to have exposure to trade credit reinsurance, which protects sellers of goods under certain circumstances against nonpayment of their accounts receivable. Losses associated with our structured finance and trade credit reinsurance businesses are difficult to predict accurately and could have a material adverse effect on our financial condition and operating results, especially given the most recent economic disruptions.

In addition to our structured finance risk, we have significant exposure to public finance obligations that are susceptible to default in an economic downturn. Historically, our financial guaranty public finance business has focused on smaller, regional, lower investment-grade issuers and structures that were uneconomical for most of the larger, higher-rated financial guarantors to insure. As a result, compared to other monoline financial guarantors, a greater percentage of our total exposure is with respect to sectors such as healthcare, long-term care and education. These sectors have historically had higher default rates than other public finance sectors. These credits, which generally cover smaller, more rural and specialized issuers, tend to be lower rated and more susceptible to default in an economic downturn.

Our public finance portfolio continues to experience stress from the general economic downturn over the past few years and the continuing uncertainty regarding future economic conditions, with the greatest level of stress continuing in the healthcare and long-term care sectors. Although we have seen some stabilization and modest improvement in the performance of some healthcare credits in the portfolio, the outlook for credit performance for the healthcare sector remains challenging, particularly due to uncertainty regarding the future of healthcare reform and state and federal funding for healthcare expenditures. We may also experience future credit deterioration and more municipal defaults in our government-related insured credits, as the difficulties experienced by government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations continues to put some municipalities and their public authorities under stress.

We face risks associated with our financial guaranty insurance customers and our second-to-pay liabilities from these entities.

As a result of rating agency downgrades of our financial guaranty insurance subsidiaries’ financial strength ratings, all of our unaffiliated primary reinsurance customers in our financial guaranty reinsurance business currently have the right to take back or recapture an aggregate of $23.8 billion of business previously ceded to us under their reinsurance agreements with us. While our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties, because we have entered into multiple treaties with each customer it is possible that a customer may choose to recapture business only under those treaties that they perceive as covering less risky portions of our reinsurance portfolio. This could potentially leave us with risk that is more concentrated in troubled asset classes.

Our reinsurance customers are primarily responsible for surveillance, loss mitigation and salvage on the risks that they cede to us. Some of these customers are experiencing financial difficulties, and therefore, may be less willing to perform or less capable of performing, these tasks to the extent necessary to minimize potential losses and/or maximize potential salvage on the credits we reinsure. Due to their current financial difficulties, these customers may have different incentives to eliminate long-term liabilities than we do. We generally do not have direct access to the insured obligation or the right to perform our own loss mitigation or salvage work on these transactions. We also have limited visibility with respect to the performance of many of the obligations we reinsure. See “If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income, which could hurt our capital position” below.

Our primary reinsurance customers may delegate their loss adjustment functions to third parties, the cost of which would then be proportionally allocated to us and any other reinsurers for the insured transaction. Accordingly, the losses and loss adjustment expenses allocated to us on our reinsured risks may be higher than otherwise would have been the case if we were responsible for surveillance, loss mitigation and salvage for these risks. In addition, should a primary insurer become insolvent, there is a risk that the recoveries that they receive in any given transaction may become a part of its general estate rather than being allocated among the reinsurers paying the related claim. These factors could have a material adverse effect on our financial condition and operating results.

Approximately $22.3 billion or 93.9% of Radian Asset Assurance’s net par reinsurance exposure outstanding as of September 30, 2010, was ceded from primary insurer customers that are subsidiaries of Assured Guaranty Ltd. Consequently, such financial guaranty reinsurance is now dependent upon the surveillance and loss mitigation abilities of primary insurers under this one holding company.

We have insured certain transactions on a second-to-pay basis, meaning that we are obligated to pay claims in these transactions only to the extent that another insurer fails to pay such a claim. Consequently, if the conservator for an insolvent financial guarantor rejects payment of all or a portion of a claim, we may be required to pay all or a portion of our share of such claim. Because many insurers are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay transactions, due to another insurer’s failure to pay, has increased. In 2009, two of the companies that are the primary obligors on certain of the transactions for which we have provided second-to-pay protection, Syncora Guarantee Inc. and FGIC, suspended all claims payments following orders by the NYID. The suspension of payments by Syncora was lifted in June 2010, although Syncora has subsequently posted additional losses.

As of September 30, 2010, Syncora, FGIC and Ambac are the primary insurers on $1.2 billion net par outstanding (or 42.5%) of our second-to-pay exposure, and $290.4 million (or 25.1%) of such exposure to those three primary insurers is rated below investment grade. On March 24, 2010, Ambac established a segregated account pursuant to Wisconsin law for certain credit default swaps, certain policies insuring RMBS, certain student loan policies and certain other policies, with respect to some of which we have provided second-to-pay protection. In October 2010, the Wisconsin Office of the Commissioner of Insurance filed a Plan of Rehabilitation for this segregated account pursuant to which Ambac will be paying 25% of the claims in cash, with the remainder in the form of surplus notes. As of September 30, 2010, we had $3.2 million of second-to-pay exposure to the obligations included in the segregated account.

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

•

establish the amount of loan level delivery fees (which result in higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance (see “Our mortgage insurance business faces intense competition”); and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.

Some of Freddie Mac’s and Fannie Mae’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce the amount of mortgage insurance purchased and have an adverse effect on our business and revenues. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was only the minimum required by the GSE’s charter, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which, for certain loans, they would accept a level of mortgage insurance above the requirements of their charters, but below their standard coverage, without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and, in the second quarter of 2010, it eliminated its reduced coverage program. To the extent lenders selling loans to Fannie Mae chose charter coverage for loans that we insure, our revenues would likely be reduced.

The GSEs’ business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act of 2008 (“HERA”), encompass substantially all of the GSEs’ operations. This new law abolished the former regulator for the GSEs and created a new regulator, the Federal Housing Finance Agency (“FHFA”), in addition to other oversight reforms.

In September 2008, the FHFA was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The continued role of the conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business. Further, the Dodd-Frank Act requires the U.S. Department of the Treasury to conduct a study and develop recommendations no later than January 31, 2011 regarding options for ending the conservatorship of the GSEs. The Obama administration has publicly stated that it is committed to fundamentally reforming the housing finance system, including the GSEs, and that it expects to deliver a comprehensive housing finance reform proposal by January 2011. As a result, it is uncertain what role the GSEs will play in the domestic residential housing finance system in the future or what the impact of any such changes would be on our business. Although we believe that private mortgage insurance will continue to play an important role in any future housing finance structure, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or perhaps even eliminate the requirement altogether, which may reduce our available market and could adversely affect our mortgage insurance business.

We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.

In order to maintain the highest level of eligibility with Freddie Mac and Fannie Mae, mortgage insurers have historically been required to maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them, or take actions that may include not purchasing loans insured by the mortgage insurer. In light of the housing market downturn, both Freddie Mac and Fannie Mae have indicated that loss of mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs. We are aware of at least one private mortgage insurance company that has lost its top tier eligibility with Freddie Mac and Fannie Mae. Our mortgage insurance subsidiaries have been downgraded substantially below AA-/Aa3 by S&P and Moody’s. In response to these ratings actions, we have presented business and financial remediation plans to Freddie Mac and Fannie Mae for how to restore profitability and ultimately regain a higher rating for our mortgage insurance business. If the capital credit we receive from the rating agencies and GSEs with respect to our plans is less than they believe may be required by our mortgage insurance business, we could lose our eligibility with the GSEs and/or be further downgraded by the rating agencies.

The GSE eligibility requirements are subject to change from time to time, and the GSEs have proposed modifying their eligibility requirements. We do not know whether or when such modifications may be implemented, or the form that any such modifications may take; however, certain modifications proposed by Fannie Mae could significantly increase the likelihood that private mortgage insurers, including Radian Guaranty, would remain under remediation with Fannie Mae, and therefore, subject to potential limitations and conditions that could significantly restrict on-going operations. In addition, Fannie Mae’s proposed guidelines would eliminate the ability to use certain reinsurance arrangements with affiliates, which we currently use to mitigate risk and manage risk-to-capital levels, and would establish parameters requiring GSE approval before mortgage insurers may enter into settlement agreements with lenders regarding rescission practices. It is currently unclear whether Fannie Mae plans to proceed with the guidelines as proposed or whether Fannie Mae will engage in further dialogue with the private mortgage insurers regarding the proposed guidelines.

We cannot be certain that either of the GSEs will continue to accept our existing remediation plans or if we will be able to retain our eligibility status with either of them under their existing guidelines or any future amendments. Loss of our eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and could negatively impact our results of operations and financial condition.

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

If the volume of new mortgage originations continues to decrease or persists at low levels for a prolonged period, we may experience fewer opportunities to write new insurance business, which could reduce the size of our mortgage insurance business and have a significant negative effect on both our ability to execute our business plans and our overall franchise value.

Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose a significant customer.

Our mortgage insurance business depends to a significant degree on a small number of lending customers. As of September 30, 2010, our top 10 mortgage insurance customers were generally responsible for over half of our primary new insurance written in 2010 and two mortgage insurance customers each accounted for more than 10% of our consolidated revenues. Accordingly, maintaining our business relationships and business volumes with our largest lending customers is important to the success of our business.

In response to the general deterioration in housing markets, we have tightened our underwriting guidelines, which has resulted in our declining to insure some of the loans originated by our larger customers. We have also increased our pricing to reflect the increased risk of default in the current economic and housing downturns. Our increased pricing and tighter guidelines could negatively affect our relationships with our customers, potentially resulting in customers choosing to limit the amount of business they conduct with us. The loss of business from even one of our major customers could have a material adverse effect on the amount of new business we are able to write, and consequently, our franchise value. Our master policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us, and we cannot be certain that any loss of business from a single lender will be recouped from other lending customers in the industry. In addition, as a result of current market conditions, our lending customers may seek to diversify their exposure to any one or more mortgage insurers, may decide to write business only with those mortgage insurers that they perceive to have the strongest financial position, or may decide to write more business with the FHA. Certain of our mortgage insurance competitors are affiliates of much larger companies with significantly larger capital positions than us, which could make it more likely that customers may choose to do business with them. See “Our mortgage insurance business faces intense competition.”

From time to time, we have disputes with our customers. If not resolved, these disputes could lead to arbitration or litigation proceedings. Our recent experience with respect to increased insurance rescissions and claim denials has resulted in increased objections by customers to certain insurance rescissions and claim denials, which could potentially lead to the loss of one or more customers or to litigation with customers. If there is any material litigation with any customer, the customer could decide to limit the amount of business they conduct with us or terminate our business relationship altogether, which could have a material adverse effect on our business, financial condition and results of operations.

In the past, a deteriorating economy and challenging market conditions have adversely affected the financial condition of a number of our largest lending customers. If the U.S. economy re-enters a recessionary period, these customers could again become subject to serious financial constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry.

Our mortgage insurance business faces intense competition.

The U.S. mortgage insurance industry is highly dynamic and intensely competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the Veteran’s Administration (“VA”) and the FHA, which has significantly increased its competitive position in the mortgage insurance market.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other private mortgage insurance companies have, and therefore, have greater financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or government-sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.

Beginning in 2008, the FHA has substantially increased its share of the mortgage insurance market, including by insuring a number of loans that would meet our current underwriting guidelines, sometimes at a lower monthly cost to the borrower than a loan that carries our mortgage insurance. For information regarding certain legislative developments affecting the FHA’s competitive position, see “Legislation and regulatory changes and interpretations could harm our mortgage insurance business” below.

We anticipate that the FHA may continue to maintain a strong market position and could even increase its market position to the point that private mortgage insurers may be perceived as less significant to the future of the housing finance market. Factors that could cause the FHA to maintain or increase its share of the mortgage insurance market include:

•	past and potential future capital constraints of the private mortgage insurance industry;

•	the tightening by private mortgage insurers of underwriting guidelines based on past loan performance or other risk concerns;

•	the increased levels of rescissions and denials on legacy portfolios;

•	the imposition of loan level delivery fees by the GSEs on loans that require mortgage insurance;

•	the perceived ease of using FHA insurance compared to the products of private mortgage insurers; and

•

the implementation of new regulations under the Dodd-Frank Act that are more favorable to the FHA compared to private mortgage insurers (see “The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty business” below).

One or more private mortgage insurers may seek to regain market share from the FHA or other mortgage insurers by reducing pricing (as recently occurred with at least one private mortgage insurer), loosening their underwriting guidelines, or relaxing their loss mitigation practices, which could, in turn, improve their competitive position in the industry and reduce the amount of business available to us.

On October 4, 2010, the FHA simultaneously reduced its upfront mortgage insurance premium and increased its annual premium. While we cannot be certain of their impact, we believe these premium changes may allow us to be more competitive with the FHA than in the recent past.

It appears that the improvement in the credit quality of new loans being insured in the current market, combined with the deterioration of the financial strength ratings of most existing private mortgage insurance companies, in part due to their legacy books of insured mortgages, could encourage new entrants to our industry. We are aware of one new entrant that started writing business in July 2010 and appears to have significant capital. Our inability to compete with other providers, including new entrants that are not burdened by legacy credit risks or otherwise engaged in disputes with customers regarding rescissions or denials, could have a material adverse effect on our business position, financial condition and operating results.

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

As a result of the recent disruptions in the housing credit market, however, many of these alternatives to private mortgage insurance are not currently available in the mortgage market, although simultaneous second loans are still available and their use may grow again. If market conditions were to change, however, we again could face significant competition from these alternatives as well as others that may develop.

Our business depends, in part, on effective and reliable loan servicing, which may be negatively impacted by the current disruption in the housing and mortgage credit markets.

We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and effective loss mitigation opportunities for delinquent or near-delinquent loans. Many of our customers also service the loans that we insure, whether the loans were originated by such customer or another lender. Therefore, the same market conditions affecting our customers as discussed above in “Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose any significant customer” also affect their ability to effectively maintain their servicing operations. In addition, current housing trends have led to a significant increase in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake loss mitigation efforts, including the processing of potential loan modifications, including modifications through the U.S. Department of the Treasury’s Home Affordable Modification Program (“HAMP”), which could help limit our losses. Recent investigations into whether servicers have acted improperly in foreclosure proceedings may further strain the resources of servicers, if they are dedicating time and personnel to respond to investigations and, as a result, are unable to service delinquent loans with the same level of dedication.

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

The Federal Deposit Insurance Corporation (“FDIC”), the GSEs and various lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures.

In February 2009, the U.S. Department of the Treasury announced the Homeowner Affordability and Stability Plan, of which HAMP is a part, which provides certain guidelines for loan modifications and allocates $75 billion for this purpose. Some of the eligibility criteria require information about borrowers, such as the borrowers’ current income and non-mortgage debt payments. Because the GSEs and the lenders do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in such programs. Since the beginning of HAMP and through September 30, 2010, we believe that approximately 40,887 delinquent loans have at some point entered a “trial modification” period under HAMP and that approximately 16,085 of delinquent loans have cured after entering HAMP.

While modifications continue to be made under these programs, it is unclear whether they will ultimately result in a significant number of successful loan modifications, in particular in light of the high level of re-default rates for loans that have been modified through these programs. In addition, the eligibility guidelines may be changed, which may make it more difficult for loans to be eligible for modification. Effective June 1, 2010, a servicer may evaluate and initiate a HAMP trial modification for a borrower only after the servicer receives certain documents that allow the servicer to verify the borrower’s income and the cause of the borrower’s financial hardship. Previously, these documents were not required to be submitted prior to a trial modification period commencing, but had to be submitted in order for a modification to be successfully completed. We believe that this may further decrease the number of new HAMP trial modifications. Further, in September 2010, the U.S. Department of the Treasury directed several large loan servicers to change their processes for soliciting and determining eligibility for participation in HAMP. We are uncertain what effect such changes in processes will have on HAMP participation and what benefits, if any, we may receive from participation following such changes in processes.

In March, 2010, the U.S. Department of the Treasury announced a further initiative under HAMP to encourage servicers to reduce the principal balance of defaulted loans. Based on our review of the proposed application of this program, we do not expect the program to result in a material increase in the number of our delinquent loans modified under HAMP. In addition, the U.S. Department of the Treasury is supporting legislative changes to allow judicial modifications (including principal reductions) for home mortgages during bankruptcy proceedings. If a mortgage balance is reduced as a result of the new HAMP program or bankruptcy, we would still be responsible under our master insurance policy to pay the original balance if the borrower re-defaulted on that mortgage after its balance has been reduced.

We believe that we have realized the majority of the benefits available to us from HAMP. The number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased in recent months. We believe that most of the loans currently in a trial period will not receive HAMP modifications, and we expect that some of the loans that have been modified by HAMP will re-default.

Some mortgage lenders and other agencies have implemented private modification programs with a similar goal to HAMP. While we do not have complete information regarding which of our insured loans may be entering these programs, we believe that a material number of insured loans may be subject to private modification programs. It is uncertain how many of these loans may be successfully modified and, if modified, how many will remain current following such modification.

There can be no assurance that these loan modification programs will continue to be available. Even if a loan is modified, we do not know how many modified loans will subsequently re-default or whether they may eventually result in losses that would be greater than we would have suffered if the loan had not been modified. As a result, we cannot ascertain, with confidence, whether these programs will provide material benefits to us. Any termination or temporary cessation of any of these programs could result in an increased number of claims in our mortgage insurance business and could have a material adverse effect on our business, financial condition and results of operations.

Foreclosure moratoriums may extend the period of time that a loan remains in our delinquent loan inventory and increase the severity of claims we are required to pay once the moratoriums expire.

Various government entities and private parties have from time to time enacted foreclosure (or equivalent) moratoriums to allow time to determine whether delinquent loans could be modified. Recently, moratoriums also have been imposed in response to allegations that certain large mortgage servicers and other parties acted improperly in foreclosure proceedings. Generally, moratoriums do not stop the accrual of interest or affect other expenses on a loan, and unless a loan is cured during a moratorium, at the expiration of the moratorium, our paid claim amount may include additional interest (subject to a two-year limitation under our insurance policies) and expenses. However, where our claim amount is increased because of foreclosure delays caused by a failure to appropriately service or meet other conditions under our insurance policies, we adjust claims appropriately. The various moratoriums may delay our receipt of claims, resulting in an increase in the period that a loan remains in our delinquent loan inventory, and may increase the severity of claims that we are required to pay.

Mortgage refinancings in the current housing market may increase the risk profile of our existing mortgage insurance portfolio.

Mortgage interest rates have recently been at historically low levels that have led many borrowers to seek to refinance their existing mortgages. However, because most lenders are currently utilizing more restrictive underwriting guidelines, only those borrowers with strong credit profiles are generally able to qualify for the new loans required to refinance. Consequently, only highly qualified borrowers are generally able to refinance in the current market. As more of these borrowers refinance (and their existing mortgage insurance with us is canceled), the total percentage of our risk in force related to high-risk borrowers could possibly increase, which could increase the risk profile of our existing mortgage insurance portfolio and potentially reduce the future profitability of our mortgage insurance business.

Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses.

Our mortgage insurance and financial guaranty premium rates may not be adequate to cover future losses. Our mortgage insurance premiums are based on our long-term expected risk of claims on insured loans, and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), term, coverage percentage or the existence of a deductible in front of our loss position. Our financial guaranty premiums were, at the time the business was written, based on our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, our premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices that we expect our competitors to offer. Our estimates and expectations are based on assumptions that may ultimately prove to be inaccurate. In particular, the predictive value of historical data may be less reliable during periods of greater economic stress and, accordingly, our ability to correctly estimate our premium requirements may be impaired during the current economic uncertainty In addition, the future capital requirements relating to our mortgage insurance risk are uncertain. If we are required to hold more capital than anticipated to support such risk, our returns on equity could be less than expected.

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

In our mortgage insurance business, we enter into agreements with our mortgage lender customers that commit us to insure loans made by them using pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a loan originated by that lender even if the lender does not follow our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority, as well as pursue other rights that may be available to us, such as our rights to rescind coverage or deny claims. Our ability to rescind coverage or deny claims may also be challenged by our mortgage lender customers, may lead to the loss of one or more customers, or may lead to litigation with a customer.

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

The credit ratings of Radian Group and the insurance financial strength ratings assigned to our insurance subsidiaries have been downgraded multiple times since 2008 and may be subject to further downgrade. In December 2009, S&P downgraded the financial strength ratings of our financial guaranty insurance subsidiaries to BB- and also downgraded Radian Group’s other insurance subsidiaries, including Radian Guaranty and Amerin Guaranty to B+. In May 2010, S&P noted a continuing negative outlook for our mortgage insurance subsidiaries as a result of the ongoing economic uncertainty and potential for litigation risk relating to our rescissions and claim denials. In response to current market conditions, the rating agencies are engaged in ongoing monitoring of the mortgage insurance and financial guaranty industries and could take action, including by downgrading or warning of the strong possibility of downgrade, with respect to one or more companies in a specific industry. Although we remain in frequent contact with the rating agencies and have prepared action plans to address rating agency actions, we are generally not provided with much advance notice of ratings decisions, which could come at any time.

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

Further, although we believe the GSEs currently are not as concerned with ratings as they have been in past periods, any additional downgrade of the insurance financial strength ratings for our mortgage insurance business could negatively impact our eligibility status with the GSEs. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.” A ratings downgrade may make it more difficult for us to successfully raise capital, including by limiting us to terms that are less attractive or not acceptable to us or by limiting the size of such an offering to an amount that would not be sufficient to restore or stabilize our ratings.

Because we do not establish reserves in our mortgage insurance business until a borrower has failed to make two payments rather than based on estimates of our ultimate losses on non-defaulted loans, our financial statements do not reflect our expected obligation for losses on our entire portfolio of insured mortgages.

In accordance with GAAP, we generally do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two consecutive payments when due. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product, to determine the likelihood that a default will reach claim status. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to currently non-defaulted loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As a result, future losses beyond what we have recorded in our financial statements or lower premiums than we have recorded may have a material impact on future results as defaults occur.

If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income, which could hurt our capital position.

We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of future claims. Because our reserves represent only our best estimate of claims, these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. The models and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme credit market volatility, as currently exists.

Many of the programs and initiatives that have been implemented to prevent or forestall foreclosures have resulted in fewer defaulted loans moving to claim, and consequently, an increase in the aging of our inventory of defaulted loans. As a result, the number of our defaulted loans that have been in default for 240 or more days, which represents our most aged category of defaulted loans, currently represents a significantly larger portion of our default inventory than has historically been the case. While these loans are generally assigned a higher loss reserve based on our belief that they are more likely to result in a claim, we also assume, based on historical trends, that a significant portion of these loans will cure and not result in a claim. Given current market conditions, the limited number of cures we are currently seeing among this inventory of loans, and the significant period of time that these loans have been in default, it is possible that the ultimate cure rate for these defaulted loans will be significantly less than historical rates, and therefore, less than our current estimates of cures for this inventory of defaults. Further, the recent foreclosure moratoriums that have been imposed in response to allegations that certain large mortgage servicers and other parties acted improperly in foreclosure proceedings may result in further aging of our defaulted loan portfolio, decrease claim payments for a temporary period and create additional uncertainty regarding the likelihood, magnitude and timing of anticipated losses. If our estimates are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our financial condition, capital position and operating results, as well as our ability to continue to write new business.

In addition to establishing mortgage insurance loss reserves for defaulted loans, we are required under GAAP to establish a premium deficiency reserve for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. As of September 30, 2010, a premium deficiency reserve of $25.4 million existed for our second-lien mortgage insurance business. Because our evaluation of premium deficiency is based on our best estimate of future losses, expenses and premiums, the evaluation is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our first-lien mortgage insurance business at September 30, 2010, there can be no assurance that additional premium deficiency reserves will not be required for this product or our other mortgage insurance products in future periods.

It also is difficult to estimate appropriate loss reserves for our financial guaranty business because of the nature of potential losses in that business, which are largely influenced by the particular circumstances surrounding each troubled credit, including the availability of loss mitigation, and therefore, our loss reserves are less capable of being evaluated based on historical assumptions or precedent. In addition, in our financial guaranty reinsurance business, we rely in part on information provided by the ceding companies in order to establish reserves. If this information is incomplete, inaccurate or untimely, our loss reserves may be inaccurate and could require material adjustment in future periods as new or corrected information becomes available.

Our success depends, in part, on our ability to manage risks in our investment portfolio.

Income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments. If we underestimate our policy liabilities, or if we improperly structure our investments to meet those liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. Our investments and investment policies and those of our subsidiaries are subject to state insurance laws. We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions, and our existing or anticipated financial condition and operating requirements, including the tax position, of our business segments.

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

Recently, interest rates on our investments have generally declined, which has reduced the investment income we generate. In addition, we have kept a larger portion of our investment portfolio in shorter maturity investments in order to meet the expected liquidity needs of our operating subsidiaries. This, in turn, has further reduced our investment income as interest rates on short-term investments have been minimal. We depend on our investments as a source of revenue, and a prolonged period of low investment yields would have an adverse impact on our revenues and could potentially adversely affect our results of operations.

As a holding company, Radian Group relies on its operating subsidiaries to fund its dividend payments and to meet its obligations, has intercompany payment obligations under its tax-sharing agreement and could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required by insurance laws or regulators, the GSEs or the rating agencies.

Radian Group acts principally as a holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s most significant liquidity demands for the foreseeable future include funds for (i) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) repayment of the principal amount of our outstanding long-term debt, including the principal amount of our debentures due in June 2011, of which $160.3 million is outstanding as of September 30, 2010, as well as $250 million in principal amount of senior notes due in each of 2013 and 2015 and any debt resulting from the Convertible Notes Offering, which would be due in 2017, (iv) payments to our insurance subsidiaries under our tax-sharing agreement, including our current estimate of approximately $77 million to be paid to Radian Guaranty in October 2011, (v) potential capital support for our insurance subsidiaries, and (vi) the payment of dividends on our common stock. Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $478.6 million at September 30, 2010.

Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs or the rating agencies. In connection with a financial examination of CMAC of Texas by the Texas Department of Insurance (“TXDOI”) for the January 1, 2007 through December 31, 2008 period, the TXDOI examiners notified us that they do not agree with our statutory accounting treatment pertaining to the proposed tax adjustments resulting from the IRS examination of Radian Group’s 2000 through 2004 tax years. The TXDOI examiners have proposed a reduction to CMAC of Texas’s statutory surplus of approximately $128 million and, if such adjustment is sustained, CMAC of Texas would require additional capital support to maintain its minimum $20 million statutory surplus. While we disagree with the TXDOI’s proposed adjustment to CMAC of Texas’s statutory surplus, and believe that our accounting treatment pertaining to these issues will ultimately prevail, we can give no assurance that we will not be required to provide the additional capital support. In addition, due to the disagreement regarding the statutory accounting treatment for these issues, CMAC of Texas has not been able to file its annual audited statutory financial statements, which were due on June 30, 2010. The TXDOI has informed us that it does not plan to take any action at this time with regard to CMAC of Texas not being in compliance with this filing requirement. However, given our current non-compliance, we believe the TXDOI could revoke or restrict CMAC of Texas’s ability to write new intercompany reinsurance at any time. Because CMAC of Texas provides reinsurance to Radian Guaranty, any such action could have a significant negative impact on Radian Guaranty’s risk-to-capital ratio, and consequently, its ability to write new mortgage insurance business.

In addition, Radian Group may be required to make additional payments to its subsidiaries under its tax-sharing agreement. Certain insurance subsidiaries have incurred NOLs on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carryback provisions of the IRC. As a result, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they would be able to realize their individual NOL carryforward under the IRC, then we will be obligated under the tax-sharing agreement to fund such subsidiary’s share of the net operating loss that has been utilized on a consolidated group tax return basis. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.

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

Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our statements of operations.

We provide credit enhancement in the form of derivative contracts. The gains and losses on these derivative contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate in order to estimate the fair value amounts that would be exchanged to sell an asset or transfer a liability. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many derivative products, we have had to use assumptions as to what could be realized in a current market exchange. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation or otherwise, the fair values received or paid could be materially different than those reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Instruments and Related VIE Assets/Liabilities” above.

Temporary market or credit spread changes as well as actual credit improvement or deterioration in our derivative contracts are reflected in changes in fair value of derivative instruments. Because the adjustments referenced above are reflected on our statements of operations, they affect our reported earnings and create earnings volatility. Additionally, beginning in 2008, in accordance with the accounting pronouncement regarding fair value measurements, we made an adjustment to our derivatives valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of fair value of our credit derivatives. Our five-year CDS spread has increased significantly since January 2007, and was 625 basis points as of September 30, 2010. This market perception of our high risk of non-performance has had the effect of reducing our derivative liability valuations by approximately $1.6 billion as of September 30, 2010. Perceived improvement in our financial condition, could cause our CDS spread to tighten. If our CDS spread tightens significantly, and other credit spreads utilized in our fair value methodologies remained constant, our earnings could be significantly reduced.

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

Given our current strategic focus on U.S. mortgage insurance, we have ceased writing new international business and have significantly reduced our existing international exposures. In certain cases, our ability to reduce our exposure depends on our counterparty’s ability to find alternative insurance, which opportunities are limited in the current economic environment. Accordingly, we may not be able to recover the capital supporting our international operations for many years, if at all, and may not recover all of such capital if losses are worse than expected. Further, any one or more of the risks listed above could limit or prohibit us from effectively running off our international operations.

We, through our subsidiary Enhance Financial Services Group Inc., currently hold a 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance. This Brazilian insurance company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005, under Brazilian law, as a shareholder, it is possible that we could become liable for our proportionate share of the liabilities of the company (our share represents approximately $77.8 million as of June 30, 2010), if the company were to become insolvent and had insufficient capital to satisfy its outstanding liabilities. We believe the company is currently in compliance with Brazilian minimum capital requirements, although its ability to write new business may be limited. We have entered into agreements with certain other owners of the Brazilian holding company to sell all of our ownership interests in the Brazilian holding company for a nominal purchase price. The consummation of these agreements is subject to regulatory approvals and other customary closing conditions. Upon the closing, which is expected to occur in the first half of 2011, we will continue to retain potential liability for our proportionate share of the liabilities of the company related to the period in which we were a shareholder.

We may lose business if we are unable to meet our customers’ technological demands.

Participants in the mortgage insurance industry rely on e-commerce and other technologies to provide and expand their products and services. Our customers generally require that we provide aspects of our products and services electronically, and the percentage of our new insurance written and claims processing that we deliver electronically has continued to increase. We expect this trend to continue and, accordingly, we may be unable to satisfy our customers’ requirements if we fail to invest sufficient resources or otherwise are unable to maintain and upgrade our technological capabilities. This may result in a decrease in the business we receive, which could negatively impact our profitability.

Our information technology systems may not be configured to process information regarding new and emerging products.

Many of our information technology systems have been in place for a number of years and originally were designed to process information regarding traditional products. As new products with new features emerge or when we modify our underwriting standards as we have done recently, our systems may require modification in order to recognize these features to allow us to price or bill for our insurance of these products appropriately. Our systems may not be capable of recording, or may incorrectly record, information that may be important to our risk management and other functions. In addition, our customers may encounter similar technological issues that prevent them from sending us complete information about the products or transactions that we insure. Making appropriate modifications to our systems involves inherent time lags and may require us to incur significant expenses. The inability to make necessary modifications to our systems in a timely and cost-effective manner may have adverse effects on our business, financial condition and operating results.

We could be adversely affected if personal information that we maintain on consumers is improperly disclosed.

As part of our business, we and certain of our subsidiaries and affiliates maintain large amounts of personal information on consumers. While we believe we have appropriate information security policies and systems to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure, either through the actions of third parties or our employees, will not occur. Unauthorized disclosure could adversely affect our reputation and expose us to civil liability and material claims for damages.

We are subject to the risk of private litigation and regulatory proceedings.

We face litigation risk in the ordinary course of operations, including the risk of class action lawsuits. In April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania, alleging violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. While this claim has been dismissed by the court, we cannot predict whether other actions may be brought against us in the future. Any such proceedings could have an adverse affect on our consolidated financial position, results of operations or cash flows.

On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty Inc. in the United States District Court for the Central District of California, on its own behalf and as servicer for certain residential mortgage backed securitizations insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies in 2008, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe that there are approximately 271 loans for which insurance was not reinstated. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case and a motion to transfer venue to the Eastern District of Pennsylvania. Hearing on these motions is scheduled for December 20, 2010.

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain of our current and former employees and directors provide voluntary testimony in this matter. We believe that the investigation generally relates to disclosure and financial reporting by us and a co-investor regarding our respective investments in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

From time to time we have disputes with our customers. If not resolved, these disputes could, and sometimes do, lead to arbitration or litigation proceedings. Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials. We are currently in discussions with these customers regarding a number of rescissions or denials that are collectively material in amount, which, if not resolved, could result in arbitration or judicial proceedings. There has been increased litigation in our industry relating to rescissions and denials. Although we are not a party to any material litigation relating to rescissions and denials, we cannot predict whether such actions may be brought against us and since certain litigation relates to mortgage insurance policy terms and practices that are widely used in the mortgage insurance industry, the outcome of this litigation may impact us. If this litigation results in a change in mortgage insurance policy terms and practices that are widely used by the mortgage insurance industry, including by us, or we engage in material litigation with any customer and as a result the customer limits the amount of business they conduct with us or terminates our business relationship altogether, it could have a negative impact on our business and results of operations.

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

We are currently involved in the process of contesting proposed adjustments resulting from the examination by the Internal Revenue Service (the “IRS”) for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, would increase our original tax liability for those years by approximately $128 million, in addition to any associated penalties and interest, but approximately $33 million of that tax liability may be offset by net operating loss carrybacks. We have appealed these proposed adjustments with the IRS Office of Appeals and have made “qualified deposits” with the U.S. Department of the Treasury of approximately $89 million to avoid the accrual of above-market-rate interest with respect to the proposed adjustments. Although we disagree with and are contesting the adjustments proposed by the IRS and believe that our income and losses from these investments were properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the applicable periods, there can be no assurance that we will prevail in our position. The overall appeals process and any post appeal mediation may take some time, and a final resolution may not be reached until a date many months into the future. Additionally, although we believe, after discussions with outside counsel about the issues raised in the examination and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result, if the outcome of this matter results in a liability that differs materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

We have concluded that a small valuation allowance is required with regard to our $728.2 million net deferred tax asset and a more substantial valuation allowance could become necessary.

As of September 30, 2010, we had a net DTA in the amount of $728.2 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Among the more significant positive evidence that we considered in determining the amount of valuation allowance needed is our ability to generate a significant amount of taxable income from our investment portfolio. During 2009 and 2010, we implemented a tax planning strategy of converting our investment portfolio from tax exempt securities to securities that provide fully taxable interest. In future periods, in addition to our ability to generate a significant amount of taxable income from our investment portfolio, our DTA assessment may also depend upon, among other items, our expectations regarding our future profitability from operations, including the timing of such projected profitability. In light of the current economic uncertainty and continued weakness in the housing markets, it remains uncertain if and when we may return to profitability on a consistent basis. This uncertainty could make it difficult for us to rely on future operating income as evidence that we will realize all or a portion of our DTA in the future.

A valuation allowance of approximately $10.4 million was recorded within our $728.2 million DTA related to certain state NOLs. These state NOLs were generated by our operating subsidiaries and, due to limitations imposed upon the utilization of such NOLs by the various tax jurisdictions, we cannot be certain that these NOLs will be fully utilized during the applicable carryforward periods. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which may be significant. Recognition of an additional valuation allowance could have a material adverse effect on our financial condition and results of operations.

Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.

We have generated substantial NOLs, loss carryforwards and other tax attributes for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully use these tax assets (including NOLs of approximately $1,873 million as of September 30, 2010) will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the IRC of 1986, as amended. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382 of the IRC) in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership.

On October 8, 2009, our board of directors adopted a Tax Benefit Preservation Plan (the “Plan”), which, as amended, was approved by our stockholders at the 2010 annual meeting. We subsequently adopted certain amendments to our amended and restated bylaws (the “Bylaw Amendment”) and our stockholders approved at the 2010 annual meeting certain amendments to our amended and restated certificate of incorporation (the “Charter Amendment”). The Plan, the Bylaw Amendment and the Charter Amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules. These provisions all restrict or discourage certain transfers of our common stock that would (i) create or result in a person becoming a five-percent shareholder under Section 382 of the Internal Revenue Code or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382.

The provisions of the Plan are generally applicable to the holders of our common stock. The transfer restrictions within the Bylaw Amendment are applicable to the shares of our common stock issued after it was adopted on April 30, 2010, including the shares of common stock issued in our public offering in May 2010. The transfer restrictions within the Charter Amendment are applicable to the shares of common stock that were voted in favor of such amendment at our 2010 annual meeting of stockholders on May 12, 2010 and to the shares of our common stock that were issued after the Charter Amendment was adopted on that date.

However, there is no guarantee that these steps will be effective in protecting our NOLs and other tax assets. Determining whether an “ownership change” has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the IRC and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure you that the IRS or other taxing authority will not claim that we experienced an “ownership change” and attempt to reduce the benefit of our tax assets.

Since the Plan, the Bylaw Amendment, and the Charter Amendment all restrict or prohibit certain transfers of our common stock, they may make it more difficult and more expensive to acquire us, and may discourage open market purchases of our common stock or a non-negotiated tender or exchange offer for our common stock. Accordingly, they may limit a stockholder’s ability to realize a premium over the market price of our common stock in connection with any stock transaction.

For purposes of Section 382 of the IRC, under the Plan, the Bylaw Amendment, and the Charter Amendment, unless we have actual knowledge to the contrary, we are entitled to rely on filings of Schedules 13D, 13F and 13G to identify the holders of our common stock who may be subject to such provisions. The rules for determining ownership for the purposes of the Plan, the Bylaw Amendment and the Charter Amendment in general track the definition of ownership for purposes of Section 382 of the IRC, which differs from the traditional concepts of beneficial ownership under the federal securities laws. Consequently, an investor in our common stock is not able to rely upon the definition of beneficial ownership under the federal securities laws in determining whether or not such investor is in compliance with the requirements of the Plan, the Bylaw Amendment and the Charter Amendment. Although the Section 382 definition of ownership generally is more narrow than beneficial ownership under the federal securities laws, any ambiguity created by the differences in these definitions may discourage investments in our common stock.

Additionally, it is possible that one or more stockholders could challenge the enforceability of the transfer restrictions contained in the Bylaw Amendment and the Charter Amendment, and a court could find that the Bylaw Amendment or the Charter Amendment is unenforceable, either in general or as applied to a particular stockholder or particular fact situation. This potential for litigation regarding the enforceability of the transfer restrictions may discourage investments in our common stock. However, as we currently intend to retain the Plan in place, it is unlikely that any investor will seek to exceed the limits included in the Plan and so will not be likely to have any reason to challenge the Bylaw Amendment or the Charter Amendment.

In general, the Plan and the transfer restrictions contained in the By-Law Amendment and in the Charter Amendment will each terminate (i) if Section 382 is repealed and the Board determines that the transfer restrictions contained therein are no longer necessary for the preservation of the tax benefits, (ii) at the beginning of a taxable year to which the Board determines that no NOLs may be carried forward; or (iii) if the Board determines that the potential limitation on the use of the tax benefits under Section 382 is no longer material to us. Finally, the Plan will terminate if it is not re-approved by our stockholders every three years.

Our NOLs and other tax assets may be challenged by the IRS.

The amount of our NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our NOLs and other tax assets, which could result in an increase in our liability in the future for income taxes. In addition, determining whether an “ownership change” has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the Internal Revenue Code and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, even though we currently have several measures in place to protect our NOLs (such as the Plan, the Bylaw Amendment and the Charter Amendment), we cannot assure you that the IRS or other taxing authority will not claim that we have experienced an “ownership change” and attempt to reduce the benefit of the Company’s tax assets.

Legislation and regulatory changes and interpretations could harm our mortgage insurance business.

Our business and legal liabilities are affected by the application of federal or state consumer lending and insurance laws and regulations and by changes in these laws and regulations. For example, HERA includes reforms to the FHA, and provides the FHA with greater flexibility in establishing new products and increases the FHA’s competitive position against private mortgage insurers. This law increased the maximum loan amount that the FHA can insure and established a higher minimum cash down-payment. HERA also contained provisions, called the Hope for Homeownership program, by which the FHA is authorized to refinance distressed mortgages in return for lenders and investors agreeing to write down the amount of the original mortgage. The EESA and the U.S. Department of the Treasury’s Homeowner Affordability and Stability Plan include provisions that encourage further use of the Hope for Homeowners program and further strengthen support for FHA programs by easing restrictions in these programs. We cannot predict with any certainty the long-term impact of these changes upon demand for our products. However, beginning in 2008, the FHA has materially increased its market share, in part by insuring a number of loans that would meet our current underwriting guidelines, as a result of these recent legislative and regulatory changes. See “Our mortgage insurance business faces intense competition” above for a discussion regarding recent pricing changes by the FHA. Any further increase in the competition we face from the FHA or any other government sponsored entities could harm our business, financial condition and operating results.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of The Real Estate Settlement Practices Act of 1974 (“RESPA”) and that we have failed to comply with the notice provisions of the Fair Credit Reporting Act (“FCRA”). In addition, class action lawsuits have been brought against a number of large lenders alleging that their captive reinsurance arrangements violated RESPA. While we are not currently a defendant in any case related to RESPA or FCRA, there can be no assurance that we will not be subject to any future litigation under RESPA or FCRA or that the outcome of such litigation will not have a material adverse effect on us.

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

Our contract underwriters are required to be licensed as mortgage loan originators in accordance with the SAFE Mortgage Licensing Act (the “SAFE Act”). The SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to be registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”), a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state. As part of this registration process, loan originators must be licensed under SAFE Act guidelines enacted by each state where the mortgaged property is located. The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry and maintaining that registration. The effective date for the SAFE Act was October 1, 2010, and we are currently working to achieve compliance. If we are unable to achieve compliance with the SAFE Act in all applicable states, we may be required to cease or limit our contract underwriting services in some or all states and could be subject to fines or other penalties.

Legislation and regulatory changes and interpretations could harm our financial guaranty business.

The laws and regulations affecting the municipal, structured finance and trade credit debt markets, as well as other governmental regulations, may be changed in ways that could adversely affect our financial guaranty business. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a sweeping financial reform bill, was signed into law. See “The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses” for information regarding the impact of the Dodd-Frank Act on our financial guaranty business. In addition, while we are still analyzing the potential impact, we believe it is possible that the recently enacted Patient Protection and Affordable Care Act of 2010 could adversely affect some of the healthcare institutions we have insured in our public finance line of business.

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

In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (“Basel I”), which established international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, “Basel II”). Basel II was implemented by many banks in the U.S. and many other countries in 2009 and may be implemented by the remaining banks in the U.S. and many other countries in 2010. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim.

In September 2010, the Basel Committee released Basel III guidelines, which will increase the capital requirements of certain banking organizations. Implementation of the Basel III guidelines will require formal regulations, which have not yet been proposed by the federal banking agencies and will involve a substantial phase-in period. Without more information regarding this regulations, we are not yet able to evaluate the potential effects of the Basel III guidelines on our business.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses.

The Dodd-Frank Act contains many new regulations and mandates additional significant rule-making by several regulatory agencies to implement its far reaching provisions. Therefore, the full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses will remain uncertain until the final rules are implemented, which could take until the second half of 2011 or later. The Dodd-Frank Act, among others things:

•	establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law, including residential mortgages;

•

requires securitizers to retain some of the risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. The Dodd-Frank Act provides that the definition of “qualified residential mortgages” will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance. In addition, the Dodd-Frank Act authorizes regulators to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a “qualified mortgage.” Depending on whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions, this legislation could materially adversely affect the amount of new mortgage insurance that we write;

•

may impose additional reporting, capital and collateral requirements on our financial guaranty business, including potentially, the posting of collateral for existing derivative contracts. Although Senators Christopher Dodd and Blanche Lincoln have written that the capital and margin requirements of the Dodd-Frank Act are not intended to apply retroactively to existing derivative contracts, the Dodd-Frank Act is silent on this point, leaving the determination to the applicable regulatory agencies in their rule-making under the Dodd-Frank Act. We can provide no assurance that these requirements will not be applied retroactively to our existing derivative contracts, which if so applied, would likely require that we post significant collateral amounts that could exceed our current investment balances, and consequently, could have a material adverse effect on our businesses and on our financial condition, including significantly reducing or eliminating the ability of our financial guaranty business to provide dividends to our mortgage insurance business; and

•

sets new limitations and restrictions on banking, derivatives and asset-backed securities that may make it more difficult for us to commute, restructure, hedge or otherwise mitigate losses or reduce exposure on our existing financial guaranty portfolio.

We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act, the effect such regulations will have on financial markets generally, or on our mortgage insurance and financial guaranty businesses specifically, the additional costs associated with compliance with such regulations, and any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse effect on our businesses, cash flows, financial condition and results of operations.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
*11	Statement re: Computation of Per Share Earnings

*12	Ratio of Earnings to Fixed Charges

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: November 8, 2010	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*11	Statement re: Computation of Per Share Earnings

*12	Ratio of Earnings to Fixed Charges

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.