Form 10-K
period 2010-12-31
RADIAN GROUP INC
filed 2011-03-01
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☒		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $961,538,094 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgement that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.

The number of shares of common stock, $.001 par value per share, of the registrant outstanding on February 25, 2011 was 133,105,845 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

changes in general financial and political conditions, such as the failure or significant delay of the U.S. economy to recover from the most recent recession or the U.S. economy reentering a recessionary period following a brief period of stabilization or growth, the lack of meaningful liquidity in the capital markets or in the credit markets, a prolonged period of high unemployment rates and limited home price appreciation or further depreciation (which has resulted in some borrowers voluntarily defaulting on their mortgages when their mortgage balances exceed the value of their homes), changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, or investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	catastrophic events or further economic changes in geographic regions where our mortgage insurance or financial guaranty insurance exposure is more concentrated;

•

our ability to successfully execute upon our capital plan for our mortgage insurance business (which depends, in part, on the performance of our financial guaranty portfolio), and if necessary, to obtain additional capital to support new business writings in our mortgage insurance business and the long-term liquidity needs of our holding company;

•

a further reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and the decrease in housing demand throughout the U.S.;

•

our ability to maintain adequate risk-to-capital ratios and surplus requirements in our mortgage insurance business in light of ongoing losses in this business and continued deterioration in our financial guaranty portfolio, which, in the absence of new capital, could depend on our ability to execute strategies for which regulatory and other approvals are required and may not be obtained;

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•	reduced opportunities for loss mitigation in markets where housing values do not appreciate or continue to decline;

•

a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current elevated levels, which rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves;

•

the negative impact our insurance rescissions and claim denials may have on our relationships with customers, including the potential loss of customers and the heightened risk of disputes and litigation, and, in the event that we are unsuccessful in defending our rescissions or denials, the need to reestablish loss reserves for, and reassume risk on, rescinded loans and pay additional claims;

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

•	the performance of our insured portfolio of higher risk loans, such as Alternative-A and subprime loans, and of adjustable rate products, such as adjustable rate mortgages and interest-only mortgages;

•	a decrease in persistency rates of our mortgage insurance policies;

•

an increase in the risk profile of our existing mortgage insurance portfolio due to the availability of mortgage refinancing to only the most qualified borrowers in the current mortgage and housing market;

•

further downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the ratings assigned by the major rating agencies to any of our rated insurance subsidiaries at any time (in particular, the credit rating of Radian Group Inc. and the financial strength rating assigned to Radian Guaranty Inc.);

•

heightened competition for our mortgage insurance business from others such as the Federal Housing Administration (the “FHA”), the Veterans’ Administration and private mortgage insurers (in particular, the FHA and those private mortgage insurers that have been assigned higher ratings from the major rating agencies or new entrants to the industry that are not burdened by legacy obligations);

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

•

the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the financial services industry in general, and on our mortgage insurance and financial guaranty businesses in particular, including whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act securitization provisions (a draft rule that defines “qualified residential mortgages” is expected shortly and the final rule is required by the Dodd-Frank Act on April 17, 2011) or “qualified mortgages” for purposes of the ability to repay provisions and potential obligations to post collateral on our existing insured derivatives portfolio;

•

the application of existing federal or state consumer, lending, insurance, tax, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the outcome of existing, or the possibility of additional, lawsuits or investigations, and (ii) legislative and regulatory changes (a) affecting demand for private mortgage insurance, (b) limiting or restricting our use of (or increasing requirements for) additional capital and the products we may offer, or (c) affecting the form in which we execute credit protection or affecting our existing financial guaranty portfolio;

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

•	our ability to realize the tax benefits associated with our deferred tax assets, which will depend on our ability to generate sufficient taxable income in future periods;

•

our ability to obtain the necessary regulatory approval to consummate our purchase of Municipal and Infrastructure Assurance Corporation (the “FG Insurance Shell”) and to successfully develop and implement a strategy to utilize the FG Insurance Shell in the public finance financial guaranty market, which strategy may depend on, among other items, our ability to obtain further necessary regulatory or other approvals, to attract third-party capital and to obtain ratings sufficient to support such a strategy;

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

I. General

We are a credit enhancement company with a primary operating focus on providing first-lien, residential mortgage insurance in the United States (“U.S.”). In addition, we also maintain a significant financial guaranty insurance portfolio, consisting of public finance and structured finance risks.

In recent years, our business has undergone significant changes due to the macroeconomic conditions and other specific events that affected the production environment and credit performance of our underlying insured assets. The downturn in the housing and related credit markets, characterized by a broad decline in home prices, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services markets, has had, and continues to have, a significant negative impact on the operating environment and results of operations for each of our business segments. Beginning in 2008, in response to these market conditions, we took a number of strategic actions, including the following:

•

We discontinued writing new financial guaranty business and reorganized our corporate structure by contributing our primary financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), to our primary mortgage insurance subsidiary, Radian Guaranty Inc. (“Radian Guaranty”). This reorganization has provided Radian Guaranty with substantial regulatory capital and increased liquidity through dividends from Radian Asset Assurance. This structure also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the performance of our financial guaranty business;

•

We significantly tightened our mortgage insurance underwriting standards to focus primarily on insuring only high credit-quality, first-lien mortgages originated in the U.S. (see “Mortgage Insurance—Business—Direct Risk in Force/Insurance in Force—Lender and Mortgage Characteristics”), and we ceased writing mortgage insurance on non-traditional products (see “Mortgage Insurance—Business—Non-Traditional Forms of Credit Enhancement”) and on many riskier products that became prevalent during the period of significant home price appreciation preceding the recent economic downturn (see “Mortgage Insurance—Direct Risk in Force/Insurance in Force—Lender and Mortgage Characteristics”);

•	We expanded our loss mitigation efforts to better manage losses in the weak housing market and high default and claim environment (see “Mortgage Insurance—Loss Management”);

•

We began pursuing opportunities to reduce our legacy mortgage insurance portfolio (primarily, the poorly underwritten vintages of 2005 through 2008), non-traditional mortgage insurance risk in force and our financial guaranty portfolio through a series of risk commutations, discounted security purchases, transaction settlements and terminations (see “Mortgage Insurance—Business—Reduction of Traditional Legacy Risk and Non-Traditional Risk”); and

•

We increased our financial flexibility by raising $1.0 billion in additional capital in 2010 through the issuance of shares of our common stock, and notes convertible into shares of our common stock and through the sale of certain assets, such as our interest in Sherman Financial Group LLC (“Sherman”) for $172 million (see “Financial Services—Sherman”).

In 2010, our primary business focus was to continue to write high-quality new mortgage insurance in the U.S., while also effectively managing losses in our legacy mortgage insurance and financial guaranty portfolios.

Our businesses have been significantly impacted by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. Freddie Mac and Federal National Mortgage Association (“Fannie Mae”) are the primary beneficiaries of the majority of our mortgage insurance policies (see “Regulation—Federal Regulation—Freddie Mac and Fannie Mae”), and the Federal Housing Authority (“FHA”)

remains our primary competitor outside of the private mortgage insurance industry. Federal and state efforts to support homeowners and the housing market, including through the U.S. Department of Treasury’s Homeowner Affordability and Stability Plan (“HASP”), have had a positive impact on our business (see “Regulation—Federal Regulation—Homeowner Assistance Programs”). Various regulatory agencies are now in the process of developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that are expected to have a significant impact on the housing finance industry, and the U.S. Congress is in the early stages of planning for the reform of the housing finance market, including the future roles of the Government Sponsored Enterprises (“GSEs”) (see “Regulation—Federal Regulation—Freddie Mac and Fannie Mae”).

Business Segments. We have three business segments, two of which—mortgage insurance and financial guaranty—represent our primary operating businesses.

•	Our mortgage insurance business provides credit protection for mortgage lenders and other financial services companies on residential mortgage assets.

•

Our financial guaranty business has provided insurance and reinsurance of municipal bonds, structured finance transactions and other credit-based risks, and has provided credit protection on various asset classes through financial guarantees and credit default swaps (“CDS”). While we discontinued writing new business in 2008, our financial guaranty business continues to serve as an important source of capital support for Radian Guaranty.

•

Our third business segment, our financial services segment, consists mainly of our ownership interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), which is a credit-based consumer asset business. We wrote off our entire investment in C-BASS in 2007, and C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010. In addition, until May 3, 2010 when we sold our remaining interest, our financial services segment included our interest in Sherman, a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets.

A summary of financial information for each of our business segments for each of the last three fiscal years is included in “Segment Reporting” in Note 3 of Notes to Consolidated Financial Statements. Radian Group Inc. (“Radian Group”) acts principally as a holding company for our insurance subsidiaries and does not have any significant operations of its own.

Background. Radian Group incorporated as a business corporation under the laws of the State of Delaware in 1991. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.

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

II. Mortgage Insurance

A. Business

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance and risk management services to mortgage lending institutions. Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Fannie Mae.

1. Traditional Types of Coverage and Forms of Transactions

In 2010, we wrote $11.6 billion of primary mortgage insurance (discussed below), compared to $17.0 billion of primary mortgage insurance written in 2009. These levels of new business are significantly lower than historic levels due primarily to a decrease in overall mortgage originations and a reduction in the market share of private mortgage insurers since the economic downturn beginning in 2007. All of our primary mortgage insurance written during 2010 was written on a “flow” (which is loan-by-loan) basis. Primary insurance on first-lien mortgages made up $31.5 billion or 92.8% of our total first-lien mortgage insurance risk in force at December 31, 2010, as compared to $33.8 billion or 92.6% at December 31, 2009.

We did not write any pool insurance (discussed below) in 2010 or 2009. Pool insurance made up approximately $2.5 billion or 7.2% of our total first-lien mortgage insurance risk in force at December 31, 2010, as compared to 7.4% at December 31, 2009.

Primary Mortgage Insurance. Primary mortgage insurance provides protection against mortgage defaults on prime and non-prime mortgages (non-prime mortgages include Alternative-A (“Alt-A”), A minus and B/C mortgages, each of which are discussed below under “Mortgage Insurance—Direct Risk in Force/Insurance in Force—Lender and Mortgage Characteristics”) at a specified coverage percentage. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (which is capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability.

We provide primary mortgage insurance on a flow basis and we have also provided primary mortgage insurance on a “structured” basis (in which we insure a group of individual loans). In flow transactions, mortgages typically are insured as they are originated (or shortly after), while in structured transactions, we typically provide insurance on a group of mortgages after they have been originated. A portion of our structured business has been written in a “second loss” position, meaning that we are not required to make a payment until a certain aggregate amount of losses have already been recognized. Most of our structured mortgage insurance transactions in the past have involved non-prime mortgages and mortgages with higher than average loan balances. A single structured mortgage insurance transaction may be provided on a primary or pool basis, and some structured transactions have both primary and pool insured mortgages. Included in our primary mortgage insurance in force and risk in force is modified pool insurance, which differs from standard pool insurance in that it includes an exposure limit on each individual loan as well as an aggregate limit of loss for the entire pool of loans.

Pool Insurance. We offer pool insurance on a limited basis. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on each individual mortgage. Instead, an aggregate exposure limit, or “stop loss,” generally between 1% and 10%, is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many of our pool policies were written in a second loss position. We believe the stop loss and second loss features have been important in limiting our ultimate liability on individual transactions.

We wrote much of our pool insurance in the form of structured transactions, whole loan sales and credit enhancement on residential mortgage loans included in residential mortgage-backed securities (“RMBS”). An insured pool of mortgages may contain mortgages that are already covered by primary mortgage insurance. In these transactions, pool insurance is secondary to any primary mortgage insurance that exists on mortgages within the pool. Generally, the mortgages we insure with pool insurance have similar characteristics to mortgages insured on a primary basis.

2. Non-Traditional Forms of Credit Enhancement

In addition to traditional mortgage insurance, in the past we have provided non-traditional mortgage insurance.

As discussed below in “Reduction of Traditional Legacy Risk and Non-Traditional Risk,” beginning in 2007, we began pursuing opportunities to reduce our legacy, non-traditional mortgage insurance risk in force. As of December 31, 2010:

•	Our second-lien risk in force was $193 million, compared to $263 million and $622 million as of December 31, 2009 and 2008, respectively;

•

Our risk in force associated with net interest margin securities (“NIMS”) was $136 million, compared to $353 million and $438 million as of December 31, 2009 and 2008, respectively. Our risk in force related to our insured NIMS bonds has further declined to $72 million at January 31, 2011;

•	We no longer have any exposure to domestic mortgage insurance CDS transactions, compared to $132 million in exposure as of December 31, 2008; and

•	We no longer have any exposure to international mortgage insurance CDS transactions, compared to $127 million and $3,361 million as of December 31, 2009 and 2008, respectively.

Second-Liens. Previously, we have provided insurance on second mortgages (“second-liens”). We have not written any new second-lien business since 2007. This type of insurance is considered more risky than first-lien business as these loans are subordinate to first-lien mortgages, and therefore, the ability to repay on these loans depends on the ability to satisfy the first-lien mortgage. This second-lien business was largely susceptible to the disruption in the housing market and the subprime mortgage market that began during 2007.

Credit Enhancement on NIMS. Previously, we have provided credit enhancement on NIMS bonds. We stopped writing insurance on NIMS bonds in 2007. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security (“MBS”) comprised mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the MBS and the interest generated from the underlying mortgage collateral. Historically, issuers of MBS would have earned this excess interest over time as the collateral aged, but market efficiencies enabled these issuers to sell a portion of their residual interests to investors in the form of NIMS bonds.

Our credit protection on insured NIMS bonds covers any principal and interest shortfalls on the insured bonds. For certain transactions, we only insured a portion of the NIMS bond that was issued. Like second-liens, NIMS bonds have largely been susceptible to the disruption in the housing market and the subprime mortgage market that began in 2007.

Domestic CDS Transactions. In the past, we wrote insurance on mortgage-related assets, such as RMBS, in structured CDS transactions. In these transactions, similar to our financial guaranty insurance business, we insured the timely payment of principal and interest to the holders of debt securities, the payment of which was backed by a pool of residential mortgages. Our last remaining domestic mortgage insurance CDS transaction was terminated in May 2009.

International Mortgage Insurance Operations. In the past, Radian Insurance Inc. (“Radian Insurance”) had written credit protection in the form of CDS on international mortgage collateral, traditional mortgage insurance in Hong Kong and several mortgage reinsurance transactions in Australia. During the fourth quarter of 2010, we terminated our last remaining international CDS transaction written in our mortgage insurance segment. Consistent with our strategic focus on writing domestic mortgage insurance business, and as a result of ratings downgrades of Radian Insurance, we ceased writing new international business and have terminated most of our international mortgage insurance risk, with the exception of our insured portfolio in Hong Kong. While we are no longer writing new business in Hong Kong, we continue to service the existing book of business.

3. Reduction of Traditional Legacy Risk and Non-Traditional Risk

In 2009, we began pursuing opportunities to reduce our legacy mortgage insurance portfolio (primarily the poorly underwritten vintages of 2005 through 2008) and non-traditional mortgage insurance risk in force. We executed upon this strategy through a series of commutations, transaction settlements and terminations, including the following during 2010:

•

In January, we settled with a counterparty on approximately $21 million of second-lien risk in force for a payment of $11.8 million. We recorded a reduction in our reserve for losses in the fourth quarter of 2009 related to this termination payment. There was no impact on our 2010 pre-tax income as a result of this termination.

•

In the first quarter, we paid $80 million to terminate a structured transaction, comprising $102 million of modified pool risk in force. Because the existing aggregate loss reserves for this transaction were $89 million, this termination resulted in approximately $9 million of pre-tax income. This transaction had the effect of reducing our primary insurance in force by $2.6 billion, and reduced our primary default count by 4,429 loans.

•

In the third quarter, we paid $142.8 million to terminate two structured transactions, consisting of $187.8 million of first-lien risk in force. Because the existing aggregate loss reserves for this transaction were $159.7 million, this termination resulted in approximately $17 million of pre-tax income. This transaction had the effect of reducing our primary insurance in force by $3.6 billion, and reduced our primary default count by 4,325 loans.

•

Throughout the year, in order to mitigate future expected losses, we purchased approximately $198.5 million face value of our insured NIMS bonds at a purchase price of $169.6 million, each of which approximated the recorded fair value liability for such transaction at the dates of purchase.

4. Premium Rates

We cannot change our premium rates after we issue coverage. Accordingly, we determine premium rates in our mortgage insurance business on a risk-adjusted basis that includes borrower, loan and property characteristics. We use proprietary default and prepayment models to project the premiums we should charge, the losses and expenses we expect to incur and the capital we need to hold in support of our risk. We establish pricing in an amount that we expect will allow us to achieve a reasonable return on allocated capital.

Premiums for our mortgage insurance may be paid by the lender, who in turn typically charges a higher interest rate to the borrower, or directly by the borrower. We price our borrower-paid flow business based on rates that we have filed with the various state insurance departments. We generally price our structured business and some lender-paid business based on the specific characteristics of the insured portfolio, which can vary significantly from portfolio to portfolio depending on a variety of factors, including the quality of the underlying loans, the credit history of the borrowers, the amount of coverage required and the amount, if any, of credit protection or subordination in front of our risk exposure.

Premium rates for our pool insurance business have been generally lower than primary mortgage insurance rates due to the aggregate stop loss included in this form of insurance.

5. Underwriting

Our underwriting activities are transacted through delegated underwriting, non-delegated underwriting and contract underwriting.

Delegated Underwriting. Loans are underwritten to determine whether they are eligible for our mortgage insurance. We perform this function or, alternatively, we delegate to our customers the ability to underwrite the loans based on agreed-upon underwriting guidelines. This delegated underwriting program enables us to meet lenders’ demands for immediate insurance coverage. With delegated underwriting, because the underwriting is being performed by third parties, we have additional rights to rescind coverage as a result of an insured’s breach of representations and warranties pertaining to the insured loans having been written in accordance with the agreed upon underwriting guidelines and in the absence of any fraud or misrepresentation. We recently have introduced a limited rescission waiver program for our delegated underwriting customers, in which we agree not to rescind or deny coverage due to non-compliance with our agreed upon underwriting guidelines so long as the borrower makes 24 consecutive payments (commencing with the initial required payment) from his or her own funds. As part of this program, which remains subject to final approval by the GSEs and certain state insurance departments, we may require that some or all of the loans underwritten through the program be run through an approved fraud model as part of the origination process. This program does not impact (i.e., we continue to retain) our rights to rescind coverage in the event of fraud or misrepresentation in the origination of the loans we insure.

Our delegated underwriting program currently involves only lenders that are approved by our risk management group. Once we accept a lender into our delegated underwriting program, however, we generally insure all loans submitted to us by that lender even if the lender has, without our knowledge, not followed our specified underwriting guidelines. As a result, a lender could commit us to insure a number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority as well as pursue other rights, such as our rights to rescind coverage or deny claims. We mitigate this risk by regularly evaluating compliance with our underwriting guidelines and through periodic audits and on-site reviews of selected lenders. As of December 31, 2010, approximately 59% of our total first-lien mortgage insurance in force had been originated on a delegated basis, compared to 55% as of December 31, 2009.

Non-Delegated Underwriting. Lenders that either do not qualify or choose not to participate in our delegated underwriting program can submit loan files to our Field Service Center for underwriting. In addition, lenders participating in our delegated underwriting program may choose not to use their delegated authority and to submit loans directly to our Field Service Center. For those loans underwritten by us, we generally do not have the remedies for breach of representations or warranties that we do with respect to delegated underwriting. We mitigate the risk of employee underwriting error through quality control sampling and performance monitoring. As of December 31, 2010, approximately 41% of our total first-lien mortgage insurance in force had been originated on a non-delegated basis, compared to 45% as of December 31, 2009.

Contract Underwriting. In our mortgage insurance business, we also utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. For a fee, we underwrite our customers’ loan files for secondary market compliance (i.e., for sale to the GSEs), and may concurrently assess the file for mortgage insurance. During 2010, loans underwritten through contract underwriting accounted for 17.9% of applications for insurance, 16.5% of commitments for insurance and 13.7% of insurance certificates issued for our flow business. Such loans are included within the non-delegated underwriting percentages above.

Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer by purchasing the loan or placing additional mortgage insurance on the loan, or by indemnifying the customer against loss up to a maximum specified amount. During 2010, we paid losses related to these remedies of approximately $3.5 million. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans that we are simultaneously underwriting for compliance with secondary market compliance and for potential mortgage insurance. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.

B. Direct Risk in Force/Insurance in Force

Our business has traditionally involved taking credit risk in various forms across various asset classes, products and geographies. Credit risk is measured in our mortgage insurance business as risk in force, which approximates the maximum loss exposure that we have at any point in time.

The following table shows the direct risk in force associated with our mortgage insurance segment as of December 31, 2010 and 2009:

	December 31
	2010	2009
	(In millions)
Primary	$31,461	$33,765
Pool	2,453	2,698
Second-lien	193	263
NIMS	136	353
International CDS	—	127
Other international	126	257

Total Direct Mortgage Insurance Risk in Force	$34,369	$37,463

Risk in force for modified pool loans, which we include in primary insurance risk in force as discussed above, was $289 million and $583 million as of December 31, 2010 and 2009, respectively.

The following discussion mainly focuses on our primary risk in force, which represents approximately 92% of our total mortgage insurance risk in force at December 31, 2010. For additional information regarding our pool and non-traditional mortgage insurance risk in force, see “Mortgage Insurance—Business” above.

We analyze our portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	general economic conditions (in particular home prices and unemployment);

•	the age of the loans insured;

•	the geographic dispersion of the properties securing the insured loans and the condition of the housing market;

•	the quality of underwriting decisions at loan originations; and

•	the characteristics of the loans insured (including loan-to-value (“LTV”), purpose of the loan, type of loan instrument and type of underlying property securing the loan).

A significant portion of our total mortgage insurance in force (and consequently our premiums earned) are derived from policies written in prior years. Therefore, the amount of policy cancellations and the period of time that our policies remain in force, can have a significant impact on our revenues and our results of operations. One measure for assessing the impact of policy cancellations on insurance in force is our persistency rate, defined as the percentage of insurance in force that remains on our books after any 12-month period. Because most of our insurance premiums are earned over time, higher persistency rates enable us to recover more of our policy acquisition costs and generally result in increased profitability. At December 31, 2010, the persistency rate of our primary mortgage insurance was 81.8%, compared to 82.0% at December 31, 2009. The persistency rate for 2009 and 2010 was impacted by the termination of certain mortgage insurance transactions, which had the effect of reducing the overall rate. Historically, there was a close correlation between low or declining interest rate environments and lower persistency rates, primarily as a result of increased refinance activity during this time. However, in recent years, despite historically low interest rates, our persistency rate has remained high as many borrowers have been unable to refinance due to home price depreciation, the weak housing market and limited access to mortgage credit. As a result, we expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

1. Direct Primary Risk in Force by Year of Policy Origination

The following table shows the percentage of our direct primary mortgage insurance risk in force and the associated percentage of reserve for losses by policy origination year as of December 31, 2010 and 2009:

	December 31
	2010		2009
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
2005 and prior	25.9%	32.7%	28.7%	38.4%
2006	11.7	20.4	13.0	22.2
2007	25.7	36.5	28.0	32.5
2008	18.9	10.1	19.9	6.8
2009	9.8	0.3	10.4	0.1
2010	8.0	—	—	—

Total	100.0%	100.0%	100.0%	100.0%

2. Geographic Dispersion

The following tables show the percentage of our direct primary mortgage insurance risk in force and the associated percentage of reserve for losses by location of property for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) in the U.S. (measured by primary mortgage insurance risk in force as of December 31, 2010) as of December 31, 2010 and 2009:

	December 31
	2010		2009
Top Ten States	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
California	11.4%	13.0%	11.6%	15.1%
Florida	8.3	18.9	8.7	17.9
Texas	6.4	3.4	6.5	3.3
Illinois	5.0	5.7	4.6	5.1
Georgia	4.7	4.3	4.6	4.4
Ohio	4.3	3.0	4.3	3.1
New York	4.1	4.9	4.0	4.5
New Jersey	3.7	4.5	3.5	4.1
Michigan	3.3	3.3	3.3	3.7
Arizona	3.1	4.2	3.3	4.3

Total	54.3%	65.2%	54.4%	65.5%

	December 31
	2010		2009
Top Fifteen MSAs	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
Chicago, IL	3.9%	4.7%	3.5%	4.2%
Atlanta, GA	3.5	3.5	3.4	3.5
New York, NY	2.3	3.0	2.2	2.7
Los Angeles-Long Beach, CA	2.2	2.5	2.2	2.8
Phoenix/Mesa, AZ	2.2	3.3	2.4	3.5
Houston, TX	2.1	1.2	2.1	1.2
Washington, DC—MD—VA	2.1	1.7	1.9	1.9
Riverside—San Bernardino, CA	1.7	2.7	1.8	3.1
Minneapolis—St. Paul, MN—WI	1.5	1.3	1.5	1.4
Dallas, TX	1.4	0.8	1.5	0.8
Denver, CO	1.3	0.8	1.3	0.9
Tampa—St. Petersburg—Clearwater, FL	1.3	2.6	1.4	2.4
Seattle, WA	1.2	1.0	1.1	0.8
Philadelphia, PA	1.2	0.9	1.2	0.9
Nassau Suffolk, NY	1.2	1.8	1.1	1.6

Total	29.1%	31.8%	28.6%	31.7%

3. Lender and Mortgage Characteristics

Although geographic dispersion is an important component of our overall risk diversification, we believe that other factors also contribute significantly to the quality of the risk in force, including product distribution and our risk management and underwriting practices.

LTV. An important indicator of claim incidence in our mortgage insurance business is the relative amount of a borrower’s equity that exists in a home. Generally, absent other mitigating factors such as high Fair Isaac and Company (“FICO”) scores, loans with higher LTVs at inception (i.e., smaller down payments) are more likely to result in a claim than lower LTV loans. For example, claim incidence on mortgages with LTVs between 90.01% and 95% is significantly higher than the claim incidence on mortgages with LTVs between 85.01% and 90%. In the past, we insured a significant number of loans with LTVs between 95.01% and 100%. These loans are expected to have a higher claim incidence than mortgages with LTVs of 95% or less. We also insured a small number of loans having an LTV over 100%. We are no longer insuring these types of loans. In 2010, we resumed writing business on loans with LTV ratios between 95.01% and 97% on a highly selective basis. The average LTV of our primary new insurance written in 2010 was 89.83% (which we expect will increase as we write more higher-LTV business), compared to 89.63% and 91.44% in 2009 and 2008, respectively.

Loan Grade. The risk of claim on non-prime loans is significantly higher than that on prime loans. We generally define prime loans as loans where the borrower’s FICO score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines and/or the GSE’s guidelines for fully documented loans. Prime loans made up substantially all of our primary new insurance written in 2010 and 2009. Prime loans comprised 82.6% of our primary risk in force at December 31, 2010, compared to 80.2% at December 31, 2009. We expect that prime loans will continue to constitute substantially all of our primary new insurance written for the foreseeable future.

We generally define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and where the loan documentation has been reduced or eliminated. Because of the reduced documentation, we consider Alt-A loans to be more risky than prime loans, particularly Alt-A loans to borrowers with FICO scores below 660. We have insured Alt-A loans with FICO scores ranging from 620 to 660. Alt-A loans tend to have higher loan balances than other loans that we insure because they are often more heavily concentrated in higher-cost areas.

We generally define A minus loans as loans where the borrower’s FICO score ranges from 575 to 619. We also classify loans with certain characteristics originated within the GSE’s automated underwriting system as A minus loans, regardless of the FICO score.

We generally define B/C loans as loans where the borrower’s FICO score is below 575. In the past, certain structured transactions that we have insured contained a small percentage of B/C loans.

Adjustable Rate Mortgages (“ARMs”); Interest-Only Mortgages. We consider loans to be ARMs if the interest rate for those loans will reset at any point during the life of such loans. Our claim frequency on insured ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise. It has been our experience that loans subject to reset five years or later from origination perform more like fixed-rate loans and are therefore less likely to result in a claim than shorter term ARMs.

We also have insured ARMs that provide the borrower with a number of different payment options (“Option ARMs”). One of these options is a minimum payment that is below the full amortizing payment, which results in interest being capitalized and added to the loan balance so that the loan balance continually increases. This process is referred to as negative amortization. As of December 31, 2010, Option ARMs represented approximately 2.9% of our primary mortgage insurance risk in force compared to 3.9% at December 31, 2009. We have not written any Option ARMs since 2007.

We also have insured interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. Interest rates on interest-only mortgages may reset, in which case we would consider this to be an ARM, or may be fixed. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity in the underlying property as payments are made. At December 31, 2010, interest-only mortgages represented approximately 7.3% of our primary mortgage insurance risk in force compared to 8.4% at December 31, 2009. Interest-only mortgages currently represent only a small portion of our new insurance written.

As of December 31, 2010, our exposure to ARMs represented approximately $4.2 billion or 13.2% of our primary risk in force. Approximately 55.7% of the ARMs we insure, including Option ARMs and interest-only ARMs, have already had initial interest rate resets. An additional 6.0%, 14.4% and 9.5% are scheduled to have initial interest rate resets during 2011, 2012 and 2013, respectively.

Loan Size. The average loan size of our primary mortgage insurance in force (by product) as of December 31, 2010 and 2009 was as follows (in thousands):

	December 31
Average loan size by product	2010	2009
Prime	$170.0	$167.0
Alt-A	202.0	220.1
A minus and below	134.2	135.6
Total	$170.0	$170.8

The five states (or districts) with the highest average loan size (measured by primary mortgage insurance in force as of December 31, 2010) and the corresponding average loan size as of the dates indicated were as follows (in thousands):

	December 31
Average loan size by state	2010	2009
Hawaii	$318.4	$316.0
District of Columbia	291.1	283.0
California	265.5	282.8
Massachusetts	247.8	247.3
Maryland	242.1	239.2

The average size of the loans included in our primary mortgage insurance portfolio remained relatively flat in 2010 compared to 2009. Prior to 2010, we had experienced a general decrease in average loan size as a result of our decision to cease insuring non-prime loans, in particular Alt-A loans, which tended to have larger loan balances relative to our other loans.

Property Type. Our risk of loss also is affected by the type of property securing our insured loans, and we have adjusted our underwriting guidelines to limit our exposure to certain property types. For example, we are no longer insuring properties with multiple units.

We believe loans on single-family detached housing are less likely to result in a claim than loans on other types of properties. Conversely, we generally consider loans on attached housing types, particularly condominiums and cooperatives, to be more volatile due to the higher density (and greater supply in some markets) of these properties.

We believe that loans on non-owner-occupied homes purchased for investment purposes are more likely to result in a claim and are subject to greater potential declines in value than loans on either primary or second homes and borrowers are more likely to neglect maintenance and repairs on these homes.

It has been our experience that higher-priced properties experience wider fluctuations in value than moderately priced residences and that the incomes of many people who buy higher-priced homes are less stable than those of people with moderate incomes. Therefore, such higher priced properties are more likely to result in a claim.

The following table shows the percentage of our direct primary mortgage insurance risk in force (as determined on the basis of information available as of the date of mortgage origination) by the categories and dates indicated:

	December 31
	2010	2009
Direct Primary Risk in Force ($ in millions)	$31,461	$33,765
Product Type:
Primary	92.8%	92.6%
Pool	7.2	7.4

Total	100.0%	100.0%

Lender Concentration:
Top 10 lenders (by original applicant)	52.6%	50.8%
Top 20 lenders (by original applicant)	64.5	64.2
LTV:
85.00% and below	8.9%	9.6%
85.01% to 90.00%	38.5	37.3
90.01% to 95.00%	33.4	32.6
95.01% and above	19.2	20.5

Total	100.0%	100.0%

Loan Grade:
Prime	82.6%	80.2%
Alt-A	10.6	12.5
A minus and below	6.8	7.3

Total	100.0%	100.0%

Loan Type:
Fixed	86.8%	84.5%
ARM (fully indexed) (1)
Less than five years	3.5	4.1
Five years and longer	7.0	7.7
ARM (potential negative amortization) (2)
Less than five years	2.3	3.3
Five years and longer	0.4	0.4

Total	100.0%	100.0%

FICO Score:
>=740	37.7%	34.3%
680-739	34.1	35.4
620-679	22.8	24.6
<=619	5.4	5.7

Total	100.0%	100.0%

Mortgage Term:
15 years and under	1.3%	1.2%
Over 15 years	98.7	98.8

Total	100.0%	100.0%

	December 31
	2010	2009
Property Type:
Non-condominium (principally single-family detached)	90.8%	90.9%
Condominium or cooperative	9.2	9.1

Total	100.0%	100.0%

Occupancy Status:
Primary residence	94.1%	93.5%
Second home	3.5	3.6
Non-owner-occupied	2.4	2.9

Total	100.0%	100.0%

Mortgage Amount:
Less than $400,000	90.5%	90.7%
$400,000 and over	9.5	9.3

Total	100.0%	100.0%

Loan Purpose:
Purchase	68.7%	69.2%
Rate and term refinance	19.2	17.5
Cash-out refinance	12.1	13.3

Total	100.0%	100.0%

(1)	“Fully Indexed” refers to loans where payment adjustments are equal to mortgage interest-rate adjustments.
(2)	Loans with potential negative amortization will have increased principal balances, only if interest rates increase, as compared to loans with scheduled negative amortization, for which an increase in loan balance will occur even if interest rates do not change.

C. Defaults and Claims

Defaults. The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.

Defaults, whether voluntary or involuntary, can occur due to a variety of factors, including death or illness, divorce or other family problems, unemployment, overall changes in economic conditions, housing value changes that cause the outstanding mortgage amount to exceed the value of a home, or other events. Depending on the type of loan, default rates may be affected by rising interest rates or an accumulation of negative amortization. Involuntary defaults are those that occur due to factors generally outside the control of the borrower (e.g., job loss, unexpected interest rate changes or death). Voluntary defaults are those where the borrower willingly walks away from his or her mortgage obligation despite the ability to continue to pay. These types of defaults often are caused by significant declines in property values where the borrower makes a decision not to continue to support a mortgage balance that exceeds the value of the home. Voluntary defaults may be exacerbated by the fact that many borrowers in the recent past were not required to pay closing costs or make a significant, if any, down payment on their homes, leaving these borrowers with little incentive to remain in their homes when values have depreciated. In addition, we believe that some borrowers may voluntarily default on their mortgages to take advantage of many of the loan modification programs that have been announced or implemented.

We establish reserves to provide for losses and the estimated costs of settling expected claims on our defaulted loans in our mortgage insurance business. Setting loss reserves involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. We do not establish reserves for loans that are in default if we believe we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second loss position, we initially calculate the reserve as if there were no deductible. If the existing deductible for a given structured transaction is greater than the reserve amount for the defaults contained within the transaction, we do not record a reserve for the defaults, or if appropriate, we record a partial reserve. We have determined that the setting of loss reserves in our businesses constitutes a critical accounting policy. Accordingly, a detailed description of our policy is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” included in Item 7 below and in Notes 2 and 10 of Notes to Consolidated Financial Statements.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	December 31
	2010	2009	2008
Primary Insurance:
Prime
Number of insured loans in force	626,344	667,219	692,135
Number of loans in default	77,931	85,650	51,267
Percentage of loans in default	12.4%	12.8%	7.4%
Alt-A
Number of insured loans in force	71,999	104,231	149,439
Number of loans in default	24,569	37,472	35,706
Percentage of loans in default	34.1%	36.0%	23.9%
A Minus and below
Number of insured loans in force	63,760	73,219	81,504
Number of loans in default	22,970	28,876	23,580
Percentage of loans in default	36.0%	39.4%	28.9%
Total Primary Insurance
Number of insured loans in force	762,103	844,669	923,078
Number of loans in default (1)	125,470	151,998	110,553
Percentage of loans in default	16.5%	18.0%	12.0%
Pool Insurance:
Number of loans in default (2)	32,456	36,397	32,677

(1)	Includes 525, 3,302 and 5,373 loans in default at December 31, 2010, 2009 and 2008, respectively, for which either no reserve or only a partial reserve was established because we do not expect to make a claim payment (a full claim payment in the event of a partial reserve), primarily due to deductibles.
(2)	Includes 9,712, 18,033 and 23,364 loans in default at December 31, 2010, 2009 and 2008, respectively, for which either no reserve or only a partial reserve was established because we do not expect to make a claim payment (a full claim payment in the event of a partial reserve), primarily due to deductibles.

The following table shows the number of modified pool loans that we have insured (included within primary insurance), the number of loans in default and the percentage of loans in default as of the dates indicated:

	December 31
	2010	2009	2008
Modified Pool Insurance:
Number of insured loans in force	15,487	42,509	86,350
Number of loans in default	4,009	12,677	16,725
Percentage of loans in default	25.9%	29.8%	19.4%

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

The following table shows the number and percentage of primary mortgage insurance defaults by policy origination year as of the dates indicated:

	December 31
	2010		2009		2008
2005 and prior	43,560	34.7%	52,524	34.5%	44,211	40.0%
2006	22,876	18.2	30,068	19.8	25,187	22.8
2007	42,855	34.2	54,105	35.6	36,593	33.1
2008	15,456	12.3	15,003	9.9	4,565	4.1
2009	699	0.6	298	0.2	—	—
2010	24	—	—	—	—	—

Total defaults	125,470	100.0%	151,998	100.0%	110,556	100.0%

The following table shows the trend in our default rates on our primary insured book of business at the end of each quarter following the year of original policy issuance, referred to as a “year of origination.”

Business written in 2005 through 2008 contained a significant number of poorly underwritten and higher risk loans. As a result of this and the economic downturn which began in 2007, we expect substantially higher ultimate loss ratios for these loans than in previous policy years. In 2008, as a result of the significant downturn in the housing market, we implemented a number of changes to our underwriting guidelines aimed at significantly improving the risk characteristics of the loans we were insuring. As a result of these more restrictive underwriting guidelines, the default rates for vintages beginning in the second half of 2008 have significantly improved, in particular when compared to the 2005 through the first half of 2008 books of business. Our 2010 and 2009 policy years consist of loans with significantly improved risk characteristics, including predominantly prime credit quality, with FICO scores of 740 or above and LTV ratios lower than any of our previous policy years.

The following table shows the states with the highest number of primary mortgage insurance defaults (measured as of December 31, 2010) and the corresponding percentage of total defaults as of the dates indicated:

	December 31
	2010		2009		2008
States with highest number of defaults:
Florida	20,685	16.5%	24,108	15.9%	17,803	16.1%
California	10,815	8.6	17,136	11.3	12,718	11.5
Illinois	7,203	5.7	7,882	5.2	5,186	4.7
Georgia	6,482	5.2	7,864	5.2	5,385	4.9
Ohio	5,833	4.7	6,738	4.4	5,188	4.7

The states of California, Illinois, Georgia and Ohio account for a large portion of our total defaults, but their share of total defaults is generally proportional to the size of their insured portfolios. In the state of Florida, the number of defaults is disproportionately larger relative to the size of the insured population. In general, the states that represent a disproportionate share of total defaults have experienced the largest declines in home prices, high levels of unemployment, and in some cases contain higher levels of exposure to risky products. Given our exposure to these markets, our loss experience has been significantly affected and will continue to be negatively affected if in those states the pace of improvement fails to accelerate or conditions there should begin to deteriorate again.

Claims. Mortgage insurance claim volume is influenced by the circumstances surrounding the default. The rate at which defaults cure, and therefore do not go to claim, depends in large part on a borrower’s financial resources and circumstances, local housing prices and housing supply (i.e., whether borrowers may cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates and regional economic conditions. In our first-lien mortgage insurance business, the insured lender is required to complete foreclosure proceedings and obtain title to the property before submitting a claim. It can take anywhere from three months to five years for a lender to acquire title to a property through foreclosure, depending on the state. On average, we do not receive a request for claim payment until approximately 18 months following a default on a first-lien mortgage. This time lag has increased recently, as we have observed a slowdown in foreclosures (and consequently, a slowdown in claims submitted to us) largely due to foreclosure moratoriums imposed by various government entities and lenders and increased scrutiny in the general foreclosure process. In our second-lien mortgage insurance business, we typically are required to pay a claim much earlier, within approximately 150 days of a borrower’s missed payment.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 35.6% of our primary risk in force, and approximately 1.9% of our pool risk in force at December 31, 2010 had not yet reached its highest claim frequency years. At December 31, 2009, the comparable percentages were 50.6% and 27.2%, respectively. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner than has been the case for our historical books of business.

In the following tables, direct claims refers to claims paid before reinsurance recoveries from captives and Smart Home, while net claims refers to claims paid after reinsurance recoveries from captives and Smart Home.

The following table shows cumulative direct claims paid by us on our primary insured book of business at the end of each successive year after origination, expressed as a percentage of the cumulative premiums written by us in each year of origination:

Direct Claims Paid vs. Premiums Written—Primary Insurance

Year of Origination	End of 1st year	End of 2nd year	End of 3rd year	End of 4th year	End of 5th year	End of 6th year	End of 7th year	End of 8th year	End of 9th year	End of 10th year
2001	0.4%	10.7%	29.5%	46.9%	54.2%	57.8%	60.0%	61.5%	62.5%	63.5%
2002	0.5%	8.5%	23.4%	32.3%	37.0%	40.7%	42.8%	44.1%	46.3%
2003	0.4%	7.3%	17.1%	23.0%	28.0%	31.1%	33.3%	37.1%
2004	0.6%	6.6%	15.8%	28.0%	38.9%	45.5%	53.7%
2005	0.3%	6.0%	24.7%	58.9%	74.0%	92.3%
2006	0.9%	13.1%	45.4%	63.6%	94.4%
2007	0.5%	9.8%	33.6%	81.0%
2008	0.2%	5.0%	29.2%
2009	—	1.3%
2010	—

The following table shows net claims paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31
	2010	2009
	(In thousands)
Net claims paid:
Prime	$691,922	$344,760
Alt-A	308,113	215,350
A minus and below	180,078	150,466

Total primary claims paid	1,180,113	710,576
Pool	147,667	40,858
Second-lien and other	20,630	66,583

Subtotal	1,348,410	818,017
Impact of first-lien terminations	223,099	197,692
Impact of captive terminations	(324,365)	(132,941)
Impact of second-lien terminations	10,834	87,323

Total net claims paid	$1,257,978	$970,091

Average net claim paid (1):
Prime	$44.6	$43.5
Alt-A	57.5	55.2
A minus and below	37.6	38.6
Total primary average net claim paid	46.0	45.2
Pool	71.7	38.4
Second-lien and other	35.3	41.2
Total average net claim paid	$47.7	$44.5
Average direct primary claim paid (1)	$52.5	$47.9
Average total direct claim paid before reinsurance recoveries (1)	$53.6	$46.8

(1)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first-lien and second-lien transactions.

The following tables show direct claims paid by policy origination year and the states with the highest direct claims paid (measured as of December 31, 2010) as of the periods indicated:

	December 31
	2010		2009		2008
Direct claims paid by origination year (first-lien):

($ in millions)
2005 and prior	$441	33.4%	$355	48.4%	$481	68.1%
2006	285	21.6	169	23.1	177	25.1
2007	489	37.0	195	26.6	48	6.8
2008	103	7.8	14	1.9	—	—
2009	2	0.2	—	—	—	—

Total direct claims paid	$1,320	100.0%	$733	100.0%	$706	100.0%

	Year Ended December 31
	2010	2009	2008
	(In millions)
States with highest direct claims paid (first-lien):
California	$344.1	$165.0	$115.9
Florida	235.8	98.9	45.6
Arizona	140.7	71.4	26.0
Michigan	88.9	64.7	68.7
Georgia	85.2	49.9	44.3

Claims paid in California, Florida and Arizona continue to account for a disproportionate share of total claims paid reflecting the significant home price depreciation in those states and the higher percentage of Alt-A loans, which have had a higher claim frequency, as well as the relatively high proportion of risk in force in those states. A much higher level of claims also exists in Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state. In addition, claim payments in California, Florida, Arizona and Michigan increased as a result of the termination of certain first-lien transactions during 2010 (these termination payments are included in claims paid) compared to prior years.

Severity. In addition to claim volume, another significant factor affecting losses is claim severity. The severity of a claim is determined by dividing the claim paid by the original loan amount. The main determinants of the severity of a claim are the size of the loan, the amount of mortgage insurance coverage placed on the loan and the impact of our loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The average claim severity for loans covered by our primary insurance was 27.4% for 2010, compared to 26.6% in 2009 and 27.6% in 2008. The average claim severity for loans covered by our pool insurance was 48.1% for 2010, compared to 33.4% in 2009 and 38.5% in 2008.

D. Loss Management

In the past few years, we have added significant resources to our mortgage insurance loss management department in order to better manage losses in the weak housing market and high default and claim environment. Our loss management function consists of approximately 189 full-time employees at December 31, 2010 dedicated to mitigating claim losses, including facilitating modifications or other means of keeping borrowers in their homes and ensuring proper claim payments. This represented a 23.5% increase in the number of full-time loss management employees from December 31, 2009.

Beginning in 2008, we began placing experienced loss mitigation personnel on-site with our key servicing partners to improve communication and workflow, allowing us to act more quickly to reduce loss exposure. We also created a Default Servicing Strategy Group which includes field-based representatives of loss management who make regular visits to our servicing partners to improve communication and better implement our programs that could mitigate losses. In 2009, we implemented a Servicing Review Program, pursuant to which we audit our servicers’ performance with respect to default management (with a focus on collections and loss mitigation) and their compliance with our established underwriting guidelines. In instances where issues are identified, we work with our servicers to affect appropriate and acceptable remediation to address those deficiencies.

Loss management pursues opportunities to mitigate losses both before and after claims are received. For pre-claim default situations, our loss management specialists focus on the following activities to reduce losses:

•

communication with the insured or the insured’s servicer to ensure the timely and accurate reporting of default information, including the status of any completed modification or modifications in process, of which there are many programs, (specifically identifying those that are part of the Home Affordable Modification Program (“HAMP”) and the Home Affordable Refinance Program (“HARP”));

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

•	consumer credit counseling, where we facilitate a third party providing free credit counseling and other services to defaulted borrowers who are 60 days or more delinquent on their mortgage payments;

•

consumer self help, where we have built a borrower education website with links to other helpful websites to facilitate the collection of “HAMP Ready” borrower financial/retention packages to be delivered to servicers;

•

“Face to Face” borrower outreach and education, where we promote homeownership and facilitate retention workouts by reaching out to, and making contact with, those borrowers who have previously been unresponsive to phone and/or mailing campaigns; and

•

HOPE LoanPort, a non-profit corporation, where we engage in borrower outreach campaigns to connect distressed borrowers with participating, U.S. Department of Housing and Urban Development (“HUD”) approved credit counselors in order to collect the required financial data and documentation from those borrowers to be submitted to participating servicers through the HOPE LoanPort. HOPE LoanPort is a web-based communication tool that facilitates more effective and efficient communication between stakeholders (borrowers and servicers) for the submission and fulfillment of retention workouts. During 2010, we made a grant to HOPE LoanPort in the amount of $200,000 to support its continuing expansion and furthering of activities in support of homeownership.

We continue to participate in the large scale modification programs being led by the U.S. Treasury Department and the Federal Housing Finance Agency (“FHFA”), several top 10 mortgage servicers and numerous borrower outreach campaigns being conducted by HOPE NOW, of which we are a member. See “Regulation—Federal Regulation—Freddie Mac and Fannie Mae” below for information regarding recent modification programs.

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

In general, we base our selection of a settlement option on the value of the property. In 2010, we settled 85.3% of claims by paying the maximum liability (compared to 89.5% of claims in 2009), 14.5% by paying the deficiency amount following an approved sale (compared to 10.4% of claims in 2009) and less than 1% by paying the full claim amount and acquiring title to the property (also less than 1% in 2009). Declining property values in many regions of the U.S. since 2007 have made our loss management efforts more challenging.

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

•

post-claim payment activities to maximize recoveries from borrowers on various products including, when appropriate, the pursuit of deficiencies from borrowers through subrogation and/or acquired rights.

When a claim is submitted for payment, we investigate (i) whether the loan qualified for insurance at the time the certificate of coverage was issued and (ii) whether the claimant has satisfied its obligation in meeting all conditions precedent to claim payment. We may deny a claim if the servicer does not produce documents necessary to perfect a claim, including evidence that the insured has acquired title to the property, within the time period specified in the master insurance policy with our lending customers (the “Master Policy”). Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. If, after requests by us, the loan origination file or other servicing documents are not provided to us, we deny the claim. Under the terms of our Master Policy, our insureds must provide to us the necessary documents to perfect a claim within one year after foreclosure.

We have the legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies. Under the terms of our Master Policy, we have 60 days to pay the claim, subject to various conditions, such as the insured providing additional items necessary for us to complete a review of the claim. If we determine that a loan did not qualify for insurance, as part of our internal procedures, we issue an “intent to rescind” letter that explains the basis of our decision and provides the insured with a period of up to 90 days from the date of the letter to challenge or rebut our decision. We are not contractually obligated under the terms of our Master Policy to provide the insured with this opportunity to rebut our decision to rescind coverage.

Typical events that may give rise to our right to rescind include the following: (i) a certificate of insurance issued under the Master Policy in reliance upon an application for insurance contains any material misstatement, misrepresentation or omission, whether intentional or otherwise, or was issued as a result of any act of fraud, subject to certain exceptions, or (ii) negligence in the origination of a loan. We also have rights of rescission arising from a breach of the insured’s representations and warranties contained in the delegated underwriting endorsement to our Master Policy, and we may in certain circumstances seek rescission in certain structured transactions for breach of representations and warranties pertaining to the insured loans having been underwritten in accordance with the agreed underwriting guidelines, and in the absence of any fraud or misrepresentation.

If a rebuttal is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, the claim is re-examined internally by a new group of individuals. If the additional information supports the continuation of coverage, the claim is paid. After completion of this process, if we determine that the loan did not qualify for coverage, the insurance certificate is rescinded (and the premium refunded), and we consider the rescission to be final and resolved. Although we may make a final determination with respect to a rescission, it is possible that a challenge to our decision to rescind coverage may be made for a period of time after we have rescinded coverage. Under our Master Policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies.

In addition, we have the right under our Master Policy to adjust claims for servicer negligence to the extent that such negligence increases the loss to the insured and can be reasonably quantified. Examples of servicer negligence may include, without limitation, a failure to report information to us on a timely basis as required under our Master Policy, a failure to pursue loss mitigation opportunities presented by borrowers, realtors, and/or any other interested parties, a failure to pursue loan modifications and/or refinancings through programs available to borrowers or an undue delay in presenting claims to us (including as a result of improper handling of foreclosure proceedings), which increases the interest (up to a maximum of two years) or other components of a claim we are required to pay. In certain circumstances, servicer negligence could result in our denying the claim in its entirety.

Although we could seek post-claim recoveries from the beneficiaries of our policies if we later determine that a claim was not valid, because our loss mitigation process is designed to ensure compliance with our policies prior to payment of claim, we have not sought, nor do we currently expect to seek, recoveries from the beneficiaries of our mortgage insurance policies once a claim payment has been made.

E. Risk Management

Our mortgage insurance business has a comprehensive risk management function, which is responsible for overall credit policy creation, compliance monitoring, portfolio management, limit setting and communication of credit related issues to management and our board of directors. The risk management function includes a Risk Origination group and Portfolio Management, Credit Analytics and Risk Analytics groups that operate across our mortgage insurance business.

1. Risk Origination

We believe that understanding our business partners and customers is a key component of managing risk. Accordingly, we assign individual risk managers to specific lender accounts so that they can more effectively perform ongoing business-level due diligence and to better customize our credit policy to address individual lender-specific strengths and weaknesses.

2. Portfolio Management

Our Portfolio Management group oversees the allocation of economic capital within our mortgage insurance business. This group establishes the portfolio limits for product type, loan attributes, geographic concentration and counterparties, and also is responsible for the evaluation of potential insurance terminations (among other items, based on aging of a portfolio) and distribution of risk using risk transfer mechanisms such as captive reinsurance or the Smart Home arrangements discussed below under “Reinsurance—Ceded.”

Our Surveillance group, within Portfolio Management, monitors and analyzes the performance of various risks in our mortgage portfolio. Our Credit Analytics and Risk Analytics groups then use this information to develop our credit policy and as input to our proprietary default and prepayment models. Our Valuation group, within Portfolio Management, analyzes the current composition of our mortgage insurance portfolio and monitors for compliance with our internally defined risk parameters. This analysis involves assessing risks to the portfolio from the market (e.g., the effects of changes in home prices and interest rates) and analyzing risks from particular lenders, products and geographic locales.

3. Credit Analytics

Our Credit Analytics group establishes and maintains mortgage related, credit risk policies regarding risk acceptance and counterparty, portfolio, operational and structured risks involving mortgage collateral. Credit Analytics also is responsible for establishing insurable risk guidelines for product types and loan attributes.

4. Risk Analytics

Our Risk Analytics group is responsible for all modeling functions in our mortgage insurance business. Risk Analytics estimates, implements and controls our proprietary models used in pricing our flow business and structured transactions. Our proprietary models jointly estimate default and prepayment risk on all of our major product lines. Risk Analytics also reviews and approves all third party models used to approve loans for delegated mortgage insurance and is also responsible for our economic capital model and risk-adjusted returns on our capital (“RAROC”) pricing tools, and oversees economic research.

5. Reinsurance—Ceded

We use reinsurance in our mortgage insurance business as a capital and risk management tool.

Smart Home. In 2004, we developed a program, referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier loan products. These reinsurance transactions, through the use of special purpose entity (“SPE”) structures, effectively transfer risk from our portfolio to investors in the capital markets. We have entered into a total of four Smart Home transactions.

Each transaction began with the formation of an unaffiliated, offshore reinsurance company. We then entered into an agreement with the Smart Home reinsurer to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans, consisting mostly of non-prime residential mortgages insured by us. The Smart Home reinsurer was funded in the capital markets through the issuance to investors of a series of separate classes of credit-linked notes. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more rating agencies.

We typically retain the risk associated with the first-loss coverage levels, and the risk associated with the senior most tranche of coverage. Holders of the Smart Home credit-linked notes bear the risk of loss from losses that would be paid to us under the reinsurance agreement, which consists of the layers of risk in between those we retain. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by the rating agencies. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The rate of principal amortization of the credit-linked notes is intended to approximate the rate of principal amortization of the underlying mortgages.

At December 31, 2010, $1.0 billion, or approximately 3.2% of our primary risk in force, was included in Smart Home reinsurance transactions, compared to $1.1 billion, or approximately 3.4% at December 31, 2009. We exercised our option to terminate two of our four transactions in February 2011 with risk in force of approximately $41 million.

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

In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. During the recent housing and related credit market downturn in which losses have increased significantly, many captive reinsurance arrangements have “attached,” meaning that losses have exceeded the level beyond which we are entitled to cash recoveries from the captive. We expect that most of the actual cash recoveries from these captives will be received over the next few years. In all cases, the captive reinsurer establishes a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore, have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements. Ceded losses recoverable related to captives at December 31, 2010 were $151.7 million.

In the fourth quarter of 2010, we terminated two large captive reinsurance arrangements representing $6.0 billion of risk in force. In connection with these terminations, we received $321 million of cash and investments from the captive trust account, which are accounted for as claims recoveries. As of December 31, 2010, we have received total cash reinsurance recoveries (including recoveries from the termination of captive arrangements) from Smart Home and captive reinsurance arrangements of approximately $673.2 million, since inception of the program. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances.

All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. In 2010, we terminated a significant portion of our remaining captive reinsurance arrangements on a “cut-off” basis, meaning that the terminated captive arrangements were dissolved and all outstanding liabilities were settled.

GSE Arrangements. We also have entered into risk/revenue-sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast into primary and pool insurance and our overall exposure is reduced in return for a payment made to the GSEs. Ceded premiums written and earned for the year ended December 31, 2010 were each $4.0 million under these programs and are expected to decline over time.

Other Reinsurance. Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured. Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with these insurance regulations. See “Regulation—State Regulation—Reinsurance” below. In February 2010, Radian Guaranty, in order to support its capital position, entered into an excess-of-loss reinsurance agreement with Radian Insurance. Under this agreement, Radian Guaranty transferred approximately $1 billion of risk in force to Radian Insurance. This pool of loans consists of a higher concentration of fixed-rate, prime, high FICO loans than our overall mortgage insurance portfolio.

F. Customers

The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks.

Our mortgage insurance business depends to a significant degree on a small number of large lending customers. Our top 10 mortgage insurance customers, measured by primary new insurance written, represented 54.4% of our primary new insurance written in 2010, compared to 62.3% and 62.6% in 2009 and 2008, respectively. The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 15.5% of new insurance written during 2010, compared to 16.1% and 26.4% in 2009 and 2008, respectively. In 2010 and 2009, the premiums paid to us by each of Bank of America and Wells Fargo, exceeded 10% of our consolidated revenues. In an effort to diversify our customer base, beginning in 2009, we increased the amount of business we are conducting with credit unions, and in 2010, we have increased the amount of business done with community banks that meet our underwriting guidelines.

G. Sales and Marketing

Our sales and account management team consists of 65 persons, organized in various geographic regions across the United States. Our Sales and Business Development group focuses on the creation of new mortgage insurance relationships, while our Account Management group is responsible for supporting all existing mortgage insurance relationships. Mortgage insurance sales and account management personnel are compensated by salary, commissions on new insurance written and other incentive-based pay tied to the achievement of certain sales goals. These incentive-based awards are reviewed to prevent excessive risk taking.

H. Competition

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations, including other private mortgage insurers and federal and state governmental and quasi-governmental agencies. We compete directly with seven other private mortgage insurers, including: CMG Mortgage Insurance Company, Essent Guaranty, Genworth Financial Inc., Mortgage Guaranty Insurance Corporation (“MGIC”), PMI Mortgage Insurance Co., Republic Mortgage Insurance Company, and United Guaranty Corporation. Some of these competitors have significantly greater financial and marketing resources and stronger financial strength ratings than ours. We compete for flow business with other private mortgage insurance companies on the basis of both service and price. The service-based component includes risk management services, timeliness of claims payments, training, loss mitigation efforts and management and field service organization and expertise.

We also compete with various federal and state governmental and quasi-governmental agencies, principally the FHA, the Veteran’s Administration (“VA”) and state-sponsored mortgage insurance funds. The FHA, which historically was not viewed by us as a significant competitor, substantially increased its market share of the insured mortgage market to as high as 85.4% in both the fourth quarter of 2009 and the first quarter of 2010. During the last three quarters of 2010, the private mortgage insurance industry has begun to steadily recapture market share from the FHA. The FHA’s market share was down to 76.0% of the insured market for the fourth quarter of 2010. Despite this progress, the FHA’s market share remains historically high and could increase in the future due to regulatory and other factors. See “Risk Factors—Our mortgage insurance business faces intense competition.”

III. Financial Guaranty

A. Business

Our financial guaranty segment has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance, a wholly-owned subsidiary of Radian Guaranty. In the past, we also wrote financial guaranty business internationally through Radian Asset Assurance Limited (“RAAL”), an insurance company licensed in the United Kingdom and a subsidiary of Radian Asset Assurance. All of our exposure written through RAAL has been novated to Radian Asset Assurance or commuted, and we placed RAAL into liquidation in 2010. We expect the liquidation of RAAL to be completed during 2011.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit risk. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Traditionally, investors have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation. Market developments, including ratings downgrades of most financial guaranty insurance companies (including Radian Asset Assurance), have significantly reduced the benefits of financial guaranty insurance, particularly certain forms of financial guaranty structured finance transactions.

We have provided direct financial guaranty credit protection through the issuance of a financial guaranty insurance policy or a CDS. Both forms of credit enhancement provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing protection through CDS, we were able to participate in transactions involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires similar underwriting and surveillance.

We have historically offered the following financial guaranty products:

•

Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions, enterprises such as public and private higher education institutions and health care facilities and for infrastructure, project finance and private finance initiative assets in sectors such as airports, education, healthcare and other infrastructure projects;

•

Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of collateral assets or covered reference entities. Examples of the pools of assets that collateralize or underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, trust preferred securities (“TruPs”), diversified payment rights (“DPRs”), a variety of consumer loans, equipment receivables, real and personal property leases, or a combination of asset classes, or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses;

•	Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations.

In 2008, in light of market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries, we discontinued writing new financial guaranty business, including accepting new financial guaranty reinsurance, other than as necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Following this decision, we reduced our financial guaranty operations, including a significant reduction in our financial guaranty workforce. Since 2008, we have also reduced our financial guaranty exposures through commutations in order to eliminate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate the potential access to that capital.

We continue to explore ways to maximize the value of our existing insured financial guaranty portfolio, including the possibility of partnering with third-parties to utilize all or a portion of the portfolio as a platform for writing new public finance and infrastructure business, as well as other possible ways to leverage this portfolio. On February 1, 2011, Radian Asset Assurance signed an agreement to purchase the FG Insurance Shell, a New York domiciled financial guaranty insurance company that has not written any business, but has obtained licenses to do so in 36 states and the District of Columbia. The acquisition, which remains subject to regulatory approval, provides Radian Asset Assurance with the flexibility to consider using the FG Insurance Shell to pursue strategic alternatives in the public finance market, including possibly partnering with third-party investors to write new public finance insurance and/or reinsuring all or a portion of Radian Asset Assurance’s existing public finance business. We are in the early stages of exploring these potential uses, and expect that any new initiative for the FG Insurance Shell would be consistent with our ultimate goal of reducing our financial guaranty exposure. The expected purchase price of approximately $82 million is $7 million above the value of the statutory capital base of the FG Insurance Shell, consisting of approximately $75 million of cash, cash equivalents and treasury securities.

1. Public Finance

Our public finance business has provided credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (e.g., counties, cities or towns), school districts, utility districts, public and private non-profit universities and hospitals, public housing and transportation authorities, and authorities and other public and quasi-public entities such as airports, public and private higher education institutions and healthcare facilities. Public finance transactions may also include project finance and public finance initiatives, which are transactions in which public or quasi-public infrastructure projects are financed through the issuance of bonds that are to be repaid from the expected revenues from the projects being built. These types of bonds may be backed by governmental guarantees or other support.

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

2. Structured Finance

Our structured finance business has included ABS and other asset-backed or mortgage-backed obligations, including funded and synthetic CDOs.

Funded asset-backed obligations usually take the form of a secured interest in a pool of assets, often of uniform credit quality, such as credit card or auto loan receivables, commercial or residential mortgages or life insurance policies. Funded ABS also may be secured by a few specific assets such as utility mortgage bonds and multi-family housing bonds. In addition, we have insured future flow DPRs transactions, where our insured obligations are backed by electronic payment orders intended for third-party beneficiaries (e.g. trade-related payments, individual remittances, and foreign direct investments).

The performance of synthetic asset-backed obligations is tied to the performance of specific pools of assets, but the obligations are not secured by those assets. Most of the synthetic transactions we insure are CDOs. In many of these transactions, primarily our corporate CDOs, we generally are required to make payments to our counterparty upon the occurrence of credit-related events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit-related events related to the specific obligations in the pool. When we provide synthetic credit protection on a specific credit, our payment obligations to our counterparties are generally the same as those we have when we insure credits through a financial guaranty insurance policy. However, unlike most of our financial guaranty insurance policy obligations, where we have subrogation and other rights and remedies, we generally do not have recourse or other rights and remedies against the issuer and/or any related assets for amounts we may be obligated to pay under these transactions. Even in those cases where we have recourse or any rights and remedies, such recourse, rights and remedies are generally much more limited than the recourse, rights and remedies we generally have in our more traditional financial guaranty transactions, and frequently need to be exercised indirectly through our counterparty.

A CDO pool typically is composed of assets of various credit quality or that possess different characteristics with respect to interest rates, amortization and level of subordination. We primarily have provided credit protection in our CDO portfolio with respect to the following types of collateral: corporate debt obligations, TruPs, commercial mortgage-backed securities (“CMBS”), ABS (which includes RMBS), collateralized loan obligations (“CLOs”) and CDOs containing a combination of such collateral types.

In our corporate CDO transactions, we provide credit protection for certain specified credit-related events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations. In our TruPs transactions, we provide credit protection for the timely payment of interest and principal when due on a bond (a “TruPs bond”) representing a senior tranche of a CDO comprised mainly of TruPs. The collateral for TruPs CDOs generally consists of subordinated debt obligations or preferred equity issued by banks, insurance companies, real estate investment trusts and other financial institutions. TruPs are subordinated to substantially all of an issuing institution’s debt obligations, but are senior to payments on equity securities of such issuer (including equity securities purchased by the U.S. government under the Troubled Asset Relief Program (“TARP”)).

In our CDOs of CMBS transactions, we provide credit protection for the timely payment of interest and principal when due on these pools of securities. In our CDO of ABS transaction and our CDOs of CLOs, we insure the timely payment of current interest and the ultimate payment of principal on a senior class of notes whose payment obligations are secured by pools of ABS, predominantly mezzanine-tranches of RMBS securities and corporate loans, respectively.

In some circumstances, we have provided “second-to-pay” credit protection in which we are not required to pay a claim unless both the underlying obligation defaults and another insurer defaults on its primary insurance obligation to pay a valid claim.

3. Reinsurance

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

As a result of multiple downgrades of the financial strength ratings of our financial guaranty insurance subsidiaries beginning in June 2008, all of our financial guaranty reinsurance treaties have been terminated on a “run-off” basis, which means that none of our ceding companies may cede additional business to us under our reinsurance agreements with them. The business they previously ceded to us under these agreements currently remains outstanding (and a part of our risk in force). In addition, as a consequence of the downgrades, our ceding companies currently have the right to take back or recapture their business.

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

In treaty reinsurance, there is a risk that the ceding company may select weaker credits or proportionally larger amounts to cede to us. We have attempted to mitigate this risk by requiring the ceding company to retain a portion of each ceded risk, and we included limitations on individual transactions and on aggregate amounts within each type of transaction.

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

Proportional or Non-Proportional Reinsurance. We typically have accepted our reinsurance risk on either a proportional or non-proportional basis. Proportional relationships are those in which we and the ceding company share a proportionate amount of the premiums and the losses on the risk subject to reinsurance. In addition, we generally pay the ceding company a commission, which typically is related to the ceding company’s underwriting and other expenses in connection with obtaining the business being reinsured, as well as to compensate it for its surveillance of such obligations. Non-proportional relationships are those in which the losses, and consequently the premiums paid, are not shared by the ceding company and us on a proportional basis. Non-proportional reinsurance can be based on an excess-of-loss or first-loss basis. Under excess-of-loss reinsurance agreements, we provide coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount. A first-loss reinsurance agreement provides coverage to the ceding company on the first dollar of loss up to a specified dollar limit of losses. Generally, we do not pay a commission for non-proportional reinsurance. However, the same factors that affect the payment of a ceding commission in proportional agreements also may be taken into account with respect to non-proportional reinsurance to determine the proportion of the aggregate premium paid to us. The majority of our financial guaranty reinsurance business was written on a proportional basis.

4. European and Bermuda Operations

Through RAAL, we wrote financial guaranty insurance in the United Kingdom, France, the Netherlands and the Republic of Ireland. RAAL primarily insured synthetic CDS. In addition, until we ceased writing such business in 2005, we wrote trade credit reinsurance through RAAL and Radian Reinsurance (Bermuda) Limited (“Radian Re Bermuda”). In 2008, we ceased writing any new business through RAAL or Radian Re Bermuda, and since then, we have either: (i) novated, cancelled or transferred existing business to Radian Asset Assurance or (ii) commuted their remaining exposures. RAAL was placed into liquidation in 2010. We expect the liquidation of RAAL to be completed during 2011.

5. Premium Rates

In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance, either in full at the inception of the policy, in the case of most public finance transactions, or, in the case of most non-synthetic structured finance transactions, in regular monthly, quarterly, semi-annual or annual installments from the cash flows of the related collateral. Premiums for synthetic CDS are generally paid in periodic installments (i.e. monthly, quarterly, semi-annually or annually) directly from our counterparty, and such payments are not dependent upon the cash flows of the insured obligation or the collateral supporting the obligation. In such cases, the corporate creditworthiness of our counterparty is a more important factor than the cash flows from the insured collateral in determining whether we will receive payment. In addition, we generally have a right to terminate our synthetic transactions without penalty if our counterparty fails to pay us, or is financially unable to make timely payments to us under the terms of the CDS transaction. On occasion, all or a portion of the premium for structured products transactions is paid at the inception of the protection.

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

B. Net Par Outstanding

Our business has traditionally involved taking credit risk in various forms across various asset classes, products and geographies. Credit risk is measured in our financial guaranty business as net par outstanding, which represents our proportionate share of the aggregate outstanding principal exposure on insured obligations, other than our insured corporate CDOs. We are also responsible for the timely payment of interest on insured financial guaranty obligations. Our total financial guaranty net par outstanding was $78.8 billion as of December 31, 2010, compared to $87.4 billion as of December 31, 2009.

The following tables show the distribution of our financial guaranty segment’s net par outstanding by type of exposure, as a percentage of financial guaranty’s total net par outstanding and the related net claim (asset) liability and derivative net (asset) liability as of the dates indicated. See Note 2 of Notes to Consolidated Financial Statements.

	December 31 2010
Type of Obligation	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
	(In billions)		(In millions)
Public finance:
General obligation and other tax supported	$17.5	22.2%	$(0.3)	$0.4
Healthcare and long-term care	6.2	7.9	18.1	(0.6)
Water/sewer/electric gas and investor-owned utilities	4.2	5.3	30.0	2.3
Airports/transportation	3.9	4.9	2.7	45.4
Education	2.6	3.3	(10.4)	0.3
Escrowed transactions (4)	1.9	2.4	—	—
Housing	0.3	0.4	0.3	—
Other municipal (5)	1.1	1.4	(3.5)	0.7

Total public finance	37.7	47.8	36.9	48.5

Structured finance:
CDO	39.6	50.3	1.2	825.9
Asset-backed obligations	1.1	1.4	29.3	20.4
Other structured (6)	0.4	0.5	—	(1.3)

Total structured finance	41.1	52.2	30.5	845.0

Total	$78.8	100.0%	$67.4	$893.5

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy. The claim liability reported is net of estimated salvage and subrogation, which may result in a net claim asset.
(3)	Represents either the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts, or the net (asset) liability recorded within variable interest entity (“VIE”) debt and other financial statement line items for financial guaranty consolidated VIEs.
(4)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders.
(5)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(6)	Represents other types of structured finance obligations, including DPRs, collateralized guaranteed investment contracts (“GICs”) or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

	December 31 2009
Type of Obligation	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim Liability (2)	Fair Value Net (Asset) Liability (3)
	(In billions)		(In millions)
Public finance:
General obligation and other tax supported	$18.7	21.4%	$0.2	$0.2
Healthcare and long-term care	7.4	8.5	26.8	0.5
Water/sewer/electric gas and investor-owned utilities	4.8	5.5	34.9	1.8
Airports/transportation	4.0	4.6	0.4	2.9
Education	2.8	3.2	22.0	0.1
Escrowed transactions (4)	2.2	2.5	—	—
Housing	0.4	0.4	0.3	—
Other municipal (5)	1.4	1.6	0.7	1.5

Total public finance	41.7	47.7	85.3	7.0

Structured finance:
CDO	43.5	49.8	0.3	203.2
Asset-backed obligations	1.3	1.5	36.2	6.9
Other structured (6)	0.9	1.0	—	(2.2)

Total structured finance	45.7	52.3	36.5	207.9

Total	$87.4	100.0%	$121.8	$214.9

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Represents either the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts.
(4)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders.
(5)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(6)	Represents other types of structured finance obligations, including DPRs, guarantees of excess clearing losses of securities exchange clearinghouses, GICs or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

1. Credit Quality of Insured Portfolio

The following table identifies the internal credit ratings we have assigned to our net par outstanding as of December 31, 2010 and 2009:

	December 31
	2010		2009
Internal Credit Rating (1)	Net Par Outstanding	Percent	Net Par Outstanding	Percent
	($ in billions)
AAA	$33.9	43.0%	$36.0	41.2%
AA	11.6	14.8	13.7	15.6
A	10.9	13.8	13.2	15.1
BBB	17.5	22.2	19.7	22.6
Below investment grade (“BIG”)	4.9	6.2	4.8	5.5

Total	$78.8	100.0%	$87.4	100.0%

(1)	Represents our internal ratings estimates assigned to these credits utilizing our internal rating system. See “Risk Management” below. Each rating within a letter category includes all rating grades within that letter category (e.g., “A” includes “A+,” “A” and “A-”).

2. Geographic Distribution of Insured Portfolio

The following table shows the geographic distribution of our financial guaranty net par outstanding as of the dates indicated:

	December 31
State	2010	2009
Domestic Public Finance by State:
California	5.5%	5.4%
Texas	4.2	4.1
New York	3.3	3.2
New Jersey	2.6	2.6
Pennsylvania	2.5	2.6
Illinois	2.2	2.2
Florida	1.9	2.1
Colorado	1.6	1.6
Washington	1.5	1.6
Massachusetts	1.5	1.5
Other states	13.7	13.6

Total Domestic Public Finance	40.5	40.5
Escrowed Public Finance (1)	2.4	2.5
Domestic Structured Finance	41.0	35.3
International Public and Structured Finance	16.1	21.7

Total Public and Structured Finance	100.0%	100.0%

(1)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders.

3. Largest Single Insured Risks

The following table represents our 10 largest public finance single risks by net par outstanding (together representing 4.7% of financial guaranty’s total net par outstanding) as of December 31, 2010, along with the internal credit rating assigned as of that date to each credit:

Credit	Internal Credit Rating	Obligation Type	Aggregate Net Par Outstanding as of December 31, 2010
			(In millions)
State of California	BBB	General Obligations	$599.8
Reliance Rail (1)	BB	Transportation	408.1
City of New York, NY	AA	General Obligations	401.1
North Bay Plenary Health Canadian Hospital	AAA	Healthcare	371.0
New Jersey, Transportation Trust Fund Authority	AA	General Obligations	350.4
Los Angeles Unified School District	AA	General Obligations	323.2
State of Washington	AA	General Obligations	320.9
New Jersey Economic Development Authority School FAC	AA	General Obligations	313.7
Metropolitan Transportation Authority NY	A	Transportation	310.7
City of Chicago, Illinois	AA	General Obligations	279.8

			$3,678.7

(1)	We have provided credit protection on a project finance transaction for the design, construction and maintenance of commuter trains for the Sydney, Australia suburban rail network through reinsurance ($222.6 million), direct second-to-pay obligations ($153.3 million) and assumed second-to-pay obligations ($32.2 million). While most of our exposure is to Reliance Rail’s senior secured debt, approximately $10.9 million of our reinsurance exposure is to Reliance Rail’s junior secured debt.

Our 10 largest structured finance single risks by net par outstanding represented $5.7 billion, or 7.2% of financial guaranty’s aggregate net par outstanding as of December 31, 2010. We have entered into each of these transactions through the issuance of a CDS. These risks include the following exposures:

Credit	Internal Credit Rating	Obligation Type	Scheduled Maturity Date	Aggregate Net Par Outstanding as of December 31, 2010
				(In millions)
5-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2011	$600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AA	Corporate CDO	2017	600.0
Static Synthetic CDO of CMBS	AAA	CDO of CMBS	2049	598.5
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	562.5
Static Synthetic CDO of ABS	CC	CDO of ABS	2046	453.6
Static Synthetic CDO of CMBS	AAA	CDO of CMBS	2047	450.0	(1)

				$5,664.6

(1)	In addition, we have insured an additional 26 Static Synthetic Investment-Grade Corporate CDOs, each with an aggregate net par outstanding of $450 million. As of December 31, 2010, the internal credit rating for each of these transactions was AAA, except with respect to two of the transactions that were rated A.

For additional information regarding the CDOs of CMBS and the CDO of ABS transactions included above, see “Directly Insured CDOs of CMBS and ABS” below.

4. Structured Finance Insured CDO Portfolio

The following table shows the distribution of our CDO net par outstanding as of December 31, 2010:

	As of December 31, 2010
Asset Class	Total Exposure (Net Par)	% of CDO Net Par Outstanding	% of Total Net Par Outstanding
	(In billions)
Direct CDOs:
Corporate CDOs (1)	$33.5	84.6%	42.5%
TruPs	2.1	5.3	2.7
CDOs of CMBS	1.8	4.5	2.3
CDOs of CLO (2)	0.6	1.5	0.8
CDOs of ABS (3)	0.5	1.3	0.6

Total Direct CDOs	38.5	97.2	48.9
Assumed CDOs	1.1	2.8	1.4

Total CDOs	$39.6	100.0%	50.3%

(1)	Includes one CDO of corporate CDOs with net par outstanding of $70.2 million. This transaction is the only CDO of CDOs in our financial guaranty portfolio.
(2)	Consists of three second-to-pay CLOs with net par outstanding of $633 million and internal ratings ranging from AA- to BB+ that are scheduled to mature in 2016 or 2018, and one first-to-pay CLO with net par outstanding of approximately $7.8 million that is rated AAA as of December 31, 2010.
(3)	Consists of one transaction with predominantly RMBS collateral.

The following table sets forth the internal credit ratings assigned to our CDO exposures as of December 31, 2010:

	As of December 31, 2010
Internal Credit Rating (1)	# of CDO Contracts	Net Par Outstanding	% of CDO Net Par Outstanding
		(In billions)
AAA	362	$31.0	78.2%
AA	33	2.2	5.6
A	14	2.1	5.2
BBB	14	1.7	4.4
BIG	28	2.6	6.6

Total	451	$39.6	100.0%

(1)	Represents our internal ratings estimates. Each rating within a letter category includes all rating grades within that letter category (e.g., “A” includes “A+,” “A” and “A-”).

Directly Insured Corporate CDO Portfolio

As of December 31, 2010, our aggregate net par outstanding in our directly insured corporate CDO portfolio was $33.5 billion. All of our outstanding corporate CDOs are static pools, which means the covered reference entities generally cannot be changed without our consent.

The same corporate obligor may exist in a number of our corporate CDO transactions and in our other structured finance obligations. However, the pool of corporate entities in our directly insured corporate CDO portfolio is well diversified with no individual exposure to any corporate entity exceeding 1.0% of our notional exposure to corporate entities in our directly insured corporate CDOs as of December 31, 2010. As of December 31, 2010, our exposure to the five largest corporate entities represented approximately 4.1% of our total aggregate notional exposure to corporate entities in our directly insured corporate CDO portfolio.

The number of corporate entities in our directly insured corporate CDO transactions range between 77 and 126 per transaction, with the concentrations of each corporate entity averaging 1.0% per transaction. No corporate entity represented more than 2.6% of any one transaction. Our exposure to any single corporate entity in any one transaction ranges from $3.3 million to $120.0 million, with an average of $29.5 million per transaction.

The following table summarizes the five largest industry concentrations (according to Standard & Poor’s Rating Service (“S&P”)) in our financial guaranty directly insured corporate CDO portfolio as of December 31, 2010:

Industry Classification	% of Total Notional
Telecommunications	9.0%
Retailers (excluding food and drug)	6.5
Insurance	6.2
Building and Development	5.9
Financial Intermediaries	5.3

Total of five largest industry concentrations	32.9%

Because each transaction has a significant level of subordination, credit events would typically have to occur with respect to numerous entities in a collateral pool before we would have a claim payment obligation in respect of any particular transaction, meaning that our risk adjusted exposure to each corporate entity in a CDO pool is significantly less than our notional exposure. In the unlikely event that all of our five largest corporate obligors were to have defaulted at December 31, 2010, absent any other defaults in the CDOs in which these obligors were included, we would not have incurred any losses due to the significant subordination remaining in each transaction in which these entities were included.

Using our internal ratings, 90.1% of the aggregate net par exposure of our directly insured corporate CDO portfolio had subordination at or above the level of subordination necessary to warrant an internal AAA rating, and only 0.6% of such aggregate net par exposure was internally rated BIG as of December 31, 2010. Our internal ratings for our corporate CDOs differ from those derived using S&P’s most recent version of its CDO Evaluator tool (published as of December 31, 2009). Using the CDO Evaluator, 54.8% of the aggregate net par exposure to our directly insured corporate CDO portfolio continued to have subordination at or above the level of subordination necessary to warrant a AAA rating from S&P.

The number of sustainable credit events, which is the number of credit events on different corporate entities that would have to occur before we are obligated to pay a claim (i.e., the remaining subordination in our transaction measured in credit events), is another measure that is helpful in evaluating the credit strength of a transaction. The following table provides this information for our directly insured corporate CDO portfolio as of December 31, 2010, by year of scheduled maturity. In order to determine the number of different corporate entities that would be required to experience a credit event before we pay a claim, we calculate the weighted average net par exposure per corporate entity, then reduce such amount by an assumed recovery value (30%, except with respect to transactions where we have agreed to a set fixed recovery, in which case we assume such fixed recovery), which then determines the reduction of subordination that would occur for each applicable credit event. We then divide the aggregate subordination for the applicable transaction by the related reduction of subordination per credit event to determine the applicable number of corporate entities that would need to experience a credit event before subordination in such transactions would be reduced to zero. One corporate

CDO with net par outstanding of $0.1 billion is not included in the table below, since the payments of principal and interest on this CDO depend on the cash flows actually generated from the CDO’s underlying collateral and the likelihood that we would have to pay a claim is not measurable in terms of sustainable credit events.

Year of Scheduled Maturity (1)	Number of CDO Contracts/ Policies	Aggregate Net Par Exposure	Initial Average # of Sustainable Credit Events (2)(4)	Current Average # of Sustainable Credit Events (3)(4)	Minimum # of Sustainable Credit Events (4)	Avg. # of Current Remaining Entities in Transaction (5)
		(In billions)
2011	3	$1.5	39.1	36.2	27.2	97
2012	15	5.6	26.4	22.0	12.2	100
2013	34	14.3	31.1	27.7	11.6	97
2014	15	5.9	28.7	25.2	8.5	97
2017	16	6.1	26.3	23.1	10.3	99

Total	83	$33.4

(1)	No directly insured corporate CDO transactions are scheduled to mature in 2015 or 2016. All of our directly insured corporate CDO transactions are scheduled to mature on or before December 31, 2017.
(2)	The average number of sustainable credit events at the inception of each transaction. Average amounts presented are simple averages.
(3)	The average number of sustainable credit events determined as of December 31, 2010. Average amounts presented are simple averages.
(4)	The number of sustainable credit events represents the number of credit events on different corporate entities that can occur within a single transaction before we would be obligated to pay a claim. It is calculated using the weighted average exposure per corporate entity and assumes a recovery value of 30% to determine future losses (unless the parties have agreed upon a fixed recovery, then such recovery is used to determine future loss) or in the case of a defaulted reference entity, pending settlement we use market-indicated recovery levels. For example, for the three directly insured corporate CDO transactions scheduled to mature in 2011, our subordination level for one of those transactions would be eroded after 27.2 credit events in that transaction.
(5)	The current average number of different corporate entities in each of the transactions.

The following table sets forth the credit ratings of the underlying collateral for our financial guaranty directly insured corporate CDO portfolio as of December 31, 2010:

Credit Ratings (1)	Notional Amount of Underlying Collateral	% of Notional Amount of Underlying Collateral
	($ in billions)
AAA	$0.7	0.3%
AA	6.0	2.5
A	47.6	20.2
BBB	102.8	43.5

Total investment-grade collateral	157.1	66.5
BB	42.9	18.2
B	19.5	8.2
CCC and below	8.9	3.8
Not Rated	7.8	3.3

Total Non-investment-grade collateral	79.1	33.5

Total	$236.2	100.0%

(1)	Represents the lower of the ratings of the underlying corporate entities as determined by Moody’s Investor Service (“Moody’s”) and S&P. Each rating within a letter category includes all rating grades within that letter category (e.g., “A” includes “A+” “A” and “A-”).

Directly Insured Trust Preferred CDO Portfolio

As of December 31, 2010, we provided credit protection on 16 TruPs bonds. TruPs are subordinated securities issued by banks and insurance companies, as well as by real estate investment trusts and other financial institutions, to supplement their regulatory capital needs. Generally, TruPs are subordinated to substantially all of an issuer’s debt obligations, but rank senior to the equity securities of such issuer (including equity securities issued to the U.S. government under TARP).

Our credit protection on these TruPs bonds was conducted through 20 separate CDS contracts, meaning that with respect to four of the TruPs bonds we insured at December 31, 2010, we entered into two separate CDS contracts (each with a different counterparty) covering the same TruPs bond.

As of December 31, 2010, the collateral underlying our insured TruPs bonds included 730 separate issuers, including 611 banking institutions (comprising 76.2% of the total TruPs collateral based on notional amount) and 90 insurance companies (comprising 22.8% of the total TruPs collateral based on notional amount). In addition, the TruPs collateral included a small percentage of middle market loans, real estate investment trusts and other CDO tranches. We believe the banking institutions in our total collateral pool are geographically well diversified.

The collateral underlying our insured TruPs bonds consists of between 25 and 114 issuers per TruPs bond, with the concentration of each issuer averaging 1.7% per TruPs bond. As of December 31, 2010, our exposure to any one issuer in our insured TruPs bonds ranges from $70,000 to $42 million per bond, with an average exposure of $9 million. No issuer represented more than 9.0% of the total collateral underlying any one TruPs bond.

The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our insured TruPs bonds as of the dates indicated:

TruPs Bond	CDS Termination Date (1)		TruPs CDO Maturity Date	Net Par Outstanding December 31 2010	Subordination after defaults (%) December 31 2010 (2)	Subordination after defaults and deferrals (%) (3)		Interest Coverage Ratio (4)
				(In millions)		December 31 2010	December 31 2009	December 31 2010	December 31 2009
1	3/2015	(5)	9/2036	$114.2	46.6%	39.6%	40.4%	154.5%	176.1%
	9/2036		9/2036	182.7	46.6	39.6	40.4	154.5	176.1
2	9/2015	(5)	12/2036	93.8	36.7	14.5	21.8	147.8	159.2
3	10/2015	(5)	7/2037	138.7	38.1	22.8	28.2	157.7	187.5
	10/2016	(5)	7/2037	138.7	38.1	22.8	28.2	157.7	187.5
4	11/2015	(5)	9/2037	82.0	41.6	26.9	28.6	288.6	332.6
	11/2016		9/2037	119.2	41.6	26.9	28.6	288.6	332.6
5	7/2016	(5)(6)	7/2036	115.9	29.6	8.1	17.9	66.1	95.5
6	12/2016		3/2037	133.7	37.3	18.8	24.6	142.0	167.8
7	8/2017	(5)	12/2035	72.7	38.4	24.2	24.6	290.0	168.0
8	12/2017	(5)	6/2036	89.1	40.1	23.6	32.1	161.0	219.6
	6/2036		6/2036	89.1	40.1	23.6	32.1	161.0	219.6
9	1/2033		1/2033	43.0	56.6	48.6	46.2	280.1	461.6
10	9/2033		9/2033	78.1	48.9	37.3	39.4	368.9	513.3
11	12/2033		12/2033	31.7	48.0	34.1	38.0	345.2	476.1
12	10/2034		10/2034	46.0	43.6	23.2	33.2	307.6	409.5
13	9/2035		9/2035	84.9	41.0	32.0	33.5	222.2	158.4
14	12/2036		12/2036	128.4	47.1	40.3	38.3	370.2	463.3
15	12/2037		12/2037	205.8	35.2	12.3	23.4	108.7	124.1
16	10/2040		10/2040	129.7	51.4	30.7	29.3	132.6	185.0

Total				$2,117.4

(1)	For those transactions where the CDS Termination Date is prior to the TruPs CDO Maturity Date, the CDS relating to the applicable TruPs bond automatically extends (absent written notification from our counterparty) for an additional one year period either, in the case of those TruPs bonds for which the related CDS Termination Date currently occurs in 2015, on the date which is three years prior to the then applicable CDS Termination Date, or in the case of all other applicable TruPs bonds, on the then applicable CDS Termination Date. The applicable CDS Termination Date in respect of each TruPs bond can be extended until the TruPs CDO Maturity Date except for the TruPs bond with the current CDS Termination Date of August 2017, which may only be extended until August 2020.
(2)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to paydowns or redemptions (“amortization”) of collateral and actual defaults and assuming no recoveries of principal on the defaulted TruPs. Notwithstanding this principal subordination, it is possible that the remaining performing collateral in these transactions will not generate sufficient cash to pay interest on our insured TruPs bonds. In this event, we may be required to make a claim payment in respect of interest, even on transactions where subordination remains to cover principal payments.
(3)	Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to amortization, actual defaults as well as deferrals of interest payments on the TruPs collateral, assuming no recoveries of principal on the defaulted or deferred TruPs.
(4)	Internally generated interest coverage ratio for each TruPs bond equal to the gross interest collections on the TruPs collateral minus transaction expenses as a percentage of the sum of hedge payments and interest payable on the TruPs bond and securities senior to or pari passu with the TruPs bond.
(5)	Pursuant to the terms of our CDS contracts covering these TruPs bonds, we could be required to pay our counterparties the outstanding par on our insured TruPs bond on the scheduled termination date of our CDS contract. See below for more details regarding this potential liquidity risk.
(6)	This TruPs bond began experiencing interest shortfalls in October 2009, which constitutes an event of default pursuant to the indenture for this bond. As a result of the interest shortfalls, we have made claim payments with respect to this TruPs bond.

Many of the issuers in our insured TruPs bonds have been negatively affected by the recent U.S. economic recession. Certain of these issuers have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Since we believe there is a significant likelihood that TruPs subject to interest deferrals will ultimately result in a default, we closely monitor deferrals as well as defaults in assessing the subordination remaining beneath our insured TruPs bonds. Nine of the TruPs bonds that we insure (representing a net par outstanding of $1.4 billion) were internally rated BIG as of December 31, 2010, and the weighted average internal rating for all of our insured TruPs bonds was B+ as of December 31, 2010. The fair value liability of our insured TruPs transactions, which are accounted for as derivatives, was $368.0 million as of December 31, 2010.

One of our insured TruPs bonds began experiencing interest shortfalls in October 2009. In January 2010, we eliminated $96.6 million of our exposure to this TruPs bond by commuting one of the CDS contracts covering this bond. Our aggregate net loss with respect to such commutation approximated the fair value of this derivative liability at December 31, 2009. As of December 31, 2010, we had paid an aggregate of $0.5 million in interest shortfall claims on the $115.9 million of net par exposure on the remaining TruPs CDS contract, and we expect to continue to pay additional interest shortfall claims on this CDS contract. In addition, we may be required to pay a liquidity claim (as defined below) on this CDS contract.

Based on current projections, we expect to experience ultimate net credit losses on two of our TruPs bonds with an aggregate of $245.6 million in net par outstanding (the TruPs bond described above representing $115.9 million in exposure and one other TruPs bond representing $129.7 million in exposure). Based on our current cash flow projections for these TruPs bonds, we believe that, in addition to interest claims that we may be required to pay over time, we will be required to pay aggregate principal claims totaling a majority of the current net par outstanding for these bonds. It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and difficult to predict.

In addition to credit risk, we also potentially face liquidity risk with respect to certain of our CDS contracts. As of December 31, 2010, we have eight CDS contracts with respect to seven TruPs bonds (representing a total net par outstanding of $845.1 million as of December 31, 2010) pursuant to which we may be required, under certain circumstances, to pay our counterparty the outstanding par amount of our insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2015 and 2017, but automatically extend for additional one year increments (but no later than the maturity date of the TruPs CDO) unless terminated by our counterparty. If we are required to pay a liquidity claim, our counterparty would be obligated under the CDS to either deliver the insured TruPs bond to us or to periodically pay us cash in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We may be required to pay a liquidity claim on the $115.9 million CDS contract referred to above. This CDS contract is currently scheduled to terminate in July 2016. We are exploring loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk on this bond. We can provide no assurance that we will be successful in such loss mitigation efforts.

Directly Insured CDOs of CMBS and ABS

We have directly insured four CDOs of CMBS transactions, containing 127 CMBS tranches that were issued as part of 88 securitizations. Of the 127 CMBS tranches constituting the collateral for our CDOs of CMBS transactions, 58 of them have been downgraded by Moody’s from Aaa to between Aa1 and Caa1 and 76 have been downgraded from AAA to between AA+ and B by S&P. Despite this deterioration, the transactions as a whole remain highly rated.

The following table provides information regarding our directly insured CDOs of CMBS exposure as of December 31, 2010:

Total Size of CDO Collateral Pool	Net Par Outstanding	Radian Attachment/ Detachment Points (1)	Internal Credit Rating	Number of CMBS Tranches in CDO (2)	Size of CMBS Tranches in CDO	Average Remaining Subordination of CMBS Tranches (3)	Total Delinquencies (Average of Securitizations) (4)
(In billions)	(In millions)				(In millions)
$2.4	$598.5	5.1% - 30%	AAA	30	$80.0	21%	10.6%
1.9	450.0	6.8% - 30%	AAA	27	71.7	33	11.2
1.5	352.5	6.5% - 30%	AA	30	50.0	16	6.9
1.0	430.0	7.0% - 50%	BBB	40	25.0	13	9.5

$6.8	$1,831.0			127

(1)	The “Attachment Point” is the percentage of losses in the collateral pool that must occur before we are obligated to pay claims. The “Detachment Point” is the point where the percentage of losses reaches a level where we cease to have an obligation to pay claims on additional losses. For example, a 7.0% attachment point on a $1.0 billion collateral pool means that we are not obligated to pay claims until there are $70.0 million of losses, and a 50% detachment point means that our obligation to pay claims for losses ceases when the transaction reaches an aggregate of $500 million of losses.
(2)	Represents the number of CMBS tranches that comprise the collateral pool for the applicable CDOs of CMBS transaction.

(3)	The average remaining subordination after giving effect to both amortization of principal and realized losses.
(4)	Delinquencies reflect the average percentage (of total notional) of the CMBS collateral that is delinquent.

The total balance of the reference CMBS tranches in these collateral pools is $6.8 billion. The underlying loan collateral pool supporting the CMBS tranches consists of approximately 14,000 loans with a balance of approximately $180 billion. The underlying loan collateral is reasonably well diversified both geographically and by property type. Approximately 33.3%, 32.2% and 14.7% of the underlying loan collateral was for office space, retail space and multi-family property, respectively. Approximately 23.0% of the underlying loans are scheduled to come due by the end of December 2014, an additional 44.1% and 30.0% are scheduled to come due in the years ending December 31, 2015 and 2016, respectively, and the remaining 2.9% are scheduled to come due thereafter. If such underlying loans cannot be refinanced when due and such loans default, we may be required to pay a principal claim on our insured CDOs of CMBS, subject to applicable subordination, if the amount recovered upon the foreclosure of the underlying property, or otherwise, is insufficient to cover the defaulted loan balance and related expenses.

We have exposure to RMBS, including exposure to subprime RMBS, through one directly insured CDO of ABS with a net par outstanding of $453.6 million as of December 31, 2010. Approximately 54.6% of the collateral for this transaction is RMBS, including 38.1% subprime RMBS; 18.5% is CMBS; 17.0% is CDOs of ABS, including CDOs which contain RMBS and CMBS; 4.6% is CDOs of CDO and the remaining 5.3% is in other asset classes. This transaction is currently rated CC internally, CC by S&P and Ca by Moody’s. In this transaction, we provide credit protection through a CDS on the senior most tranche of a CDO of ABS transaction with the underlying collateral consisting predominantly of mezzanine tranches of MBS. As of December 31, 2010, $381.8 million (or 83.8%) of the collateral pool was rated BIG, and $248.3 million (or 54.5%) of the collateral pool had defaulted. Due to the substantial deterioration of the underlying collateral, we currently expect to begin paying claims related to interest shortfalls on this transaction in 2012. However, due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for this transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe the ultimate claim payments in respect of principal for this transaction will be substantially all of our total principal exposure.

Directly Insured CLO Exposure

We also have $0.6 billion in exposure related to four CLO transactions. Three of these transactions are second-to-pay transactions in which we will not be obligated to pay a claim unless both the underlying obligation defaults and another insurer defaults on its primary insurance obligation to pay such claim. These second-to-pay transactions are internally rated between AA- and BB+ and are scheduled to mature between 2016 and 2018. We are in a first-to-pay position with respect to the remaining CLO transaction (representing $7.8 million of exposure), which is internally rated AAA.

5. Non-CDO ABS Risk

We have an aggregate of $1.1 billion of net par outstanding related to ABS obligations (which does not include any exposure to CMBS) outside of our insured CDO portfolio. The following table shows the distribution of such ABS obligations.

Type of Non-CDO ABS	Net Par Outstanding Amount	Percentage of ABS Net Par Outstanding	Percentage of Total Net Par Outstanding
	(In billions)
Total RMBS	$0.6	53.7%	0.8%

Consumer assets	0.2	22.0	0.3
Commercial and other	0.3	24.3	0.3

Total ABS	$1.1	100.0%	1.4%

We have no direct exposure to home equity lines of credit. We have assumed from our primary insurance customers an aggregate of $174.9 million of exposure to 2006 and 2007 vintage RMBS outside our insured CDO portfolio (“2006/2007 Vintage”), which we consider to be particularly high risk RMBS exposure due to the historically high default rates and aggregate losses on RMBS originated in those years. As of December 31, 2010, 44.3% of our total RMBS net par outstanding remains investment-grade (at least BBB), including 41.4% of our 2006/2007 Vintage.

The following table provides additional information regarding our exposure to RMBS in our non-CDO portfolio as of December 31, 2010:

Type of RMBS by Product ($ in millions)	Net Par Outstanding	Net Par Outstanding		% 2006/2007 Vintage	% of Net Par Outstanding by Rating (1)
		Direct	Assumed		AAA	AA	A	BBB	BIG (2)
Subprime	$213.8	$109.5	$104.3	2.9%/11.4%	21.9%	0.5%	0.9%	—%	76.7%
Alt-A	168.5	61.8	106.7	28.0%/11.1%	0.6	18.4	—	—	81.0
Prime	155.2	117.4	37.8	3.1%/15.1%	65.4	1.0	10.8	15.0	7.8
Second-to-Pay	16.9	0.0	16.9	0.0%/100.0%	—	19.0	—	—	81.0

Total Domestic RMBS	554.4	288.7	265.7	10.5%/15.0%	26.9%	6.7%	3.4%	4.2%	58.8%

Total International RMBS	39.0	0.0	39.0	47.8%/37.7%	7.9	75.6	5.3	—	11.2

Total RMBS	$593.4	$288.7	$304.7	13.0%/16.5%	25.7%	11.2%	3.5%	3.9%	55.7%

(1)	Ratings are based on our internal ratings estimate for these transactions.
(2)	All of the BIG exposure is on Radian Asset Assurance’s Watch List and reserves have been established for these as needed. As of December 31, 2010, we have established the following reserves for the RMBS in our non-CDO insured portfolio: $18.2 million for Subprime; $8.9 million for Alt-A; $(0.6) million for Prime; $2.5 million for Second-to-Pay; and $42,000 for international RMBS. A negative reserve means that we anticipate future recoveries of claims paid to exceed future claim payments.

6. Reinsurance Exposure

As of December 31, 2010, we had assumed approximately $23.7 billion in exposure from our primary reinsurance customers, compared to $26.4 billion as of December 31, 2009. The decline in assumed net par outstanding in 2010 was primarily due to the amortization of our reinsurance portfolio. The following table summarizes the distribution of our assumed net par outstanding by type of issue and as a percentage of our assumed net par outstanding as of December 31, 2010:

	2010
Types of Reinsurance Obligations	Amount	Percent
	(In billions)
Public Finance:
General obligation and other tax-supported	$11.2	47.2%
Water/sewer/electric/gas and other investor-owned utilities	3.3	13.9
Airports/transportation	3.2	13.5
Healthcare and long-term care	2.0	8.4
Escrowed transactions	1.3	5.5
Housing	0.3	1.3
Education	0.3	1.3
Other municipal (1)	0.3	1.3

Total public finance	21.9	92.4

	2010
Types of Reinsurance Obligations	Amount	Percent
	(In billions)
Structured Finance:
Collateralized debt obligations	1.1	4.6
Asset-backed obligations (2)	0.6	2.6
Other structured (3)	0.1	0.4

Total structured finance	1.8	7.6

Total	$23.7	100.0%

(1)	Includes other types of municipal obligations, none of which individually constitutes a material amount of our assumed net par outstanding.
(2)	Includes mortgages and MBS, consumer, commercial and other ABS.
(3)	Includes other types of structured finance obligations, none of which individually constitutes a material amount of our assumed net par outstanding.

Approximately $22.1 billion or 93.2% of Radian Asset Assurance’s net par reinsurance exposure outstanding as of December 31, 2010, was ceded from ceding companies that are subsidiaries of Assured Guaranty Ltd. Consequently, such reinsurance is dependent upon the surveillance and loss mitigation abilities of primary insurers that are subsidiaries of this one holding company.

As of December 31, 2010, $15.5 billion or 65.5% of our outstanding assumed net par was assumed under treaty reinsurance, while $8.2 billion or 34.5% of our outstanding assumed net par was assumed under facultative agreements.

As a result of the downgrades of our financial guaranty subsidiaries, several of our ceding companies recaptured all or a substantial portion of their business ceded to us. As a result, an aggregate of $17.6 billion of net par has been recaptured or commuted since 2008.

7. Second-to-Pay Exposure

As of December 31, 2010, we had insured approximately $2.8 billion net par outstanding on a second-to-pay basis, meaning that we are obligated to pay claims related to these transactions only to the extent that both the underlying obligation defaults and another insurer, who is the primary obligor for such claims, has failed to pay a valid claim. Consequently, if the conservator for an insolvent primary obligor rejects payment of all or a portion of a valid claim, we may be required to pay all or a portion of such valid claim.

Because many primary obligors of transactions for which we have provided second-to-pay protection are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay transactions has increased. Consequently, we treat these second-to-pay exposures as direct obligations, disregarding the existence of credit protection provided by the primary obligor.

The following table summarizes the distribution of our second-to-pay net par outstanding between public finance and structured finance and from investment-grade and below investment-grade primary obligors as of December 31, 2010:

Second-to-Pay Exposure	Public Finance Net Par Outstanding	% of Second-to- Pay	Structured Finance Net Par Outstanding	% of Second-to- Pay	Total Net Par Outstanding	% of Second-to- Pay
($ in millions)
Investment-Grade primary obligors	$620.8	22.5%	$99.8	3.6%	$720.6	26.2%
BIG primary obligors:
MBIA Insurance Corporation (“MBIA”)	107.4	3.9	704.5	25.5	811.9	29.4
Syncora Guaranty Inc. (“Syncora”)	408.4	14.8	257.9	9.4	666.3	24.2
Ambac Assurance Corporation (“Ambac”)	266.6	9.7	117.3	4.3	383.9	14.0
Financial Guaranty Insurance Company (“FGIC”)	95.3	3.5	12.7	0.5	108.0	3.9
Other	65.1	2.3	—	—	65.1	2.3

Total BIG primary obligors	942.8	34.2	1,092.4	39.7	2,035.2	73.8

Total Second-to-Pay	$1,563.6	56.7%	$1,192.2	43.3%	$2,755.8	100.0%

In order for us to be obligated to pay a claim on a second-to-pay obligation, both the underlying obligation and the primary obligor must default. Therefore, those underlying obligations that are below investment-grade are more likely to default and result in claims. The following table summarizes the portion of our second-to-pay net par outstanding with below investment-grade primary obligors where the underlying insured transaction is also rated below investment-grade internally:

BIG Second-to-Pay Exposure	Public Finance Net Par Outstanding	% of BIG	Structured Finance Net Par Outstanding	% of BIG	Total Net Par Outstanding	% of BIG
($ in millions)
MBIA	$—	—%	$446.2	58.1%	$446.2	58.1%
Syncora	117.4	15.3	50.4	6.6	167.8	21.8
Ambac	3.6	0.5	48.8	6.3	52.4	6.8
FGIC	68.1	8.9	12.7	1.6	80.8	10.5
Other	21.1	2.7	—	—	21.1	2.8

Total BIG Second-to-Pay	$210.2	27.4%	$558.1	72.6%	$768.3	100.0%

In 2009, two of the companies that are the primary obligors on certain of the transactions for which we have provided second-to-pay protection, Syncora and FGIC, suspended all claims payments following orders by the New York Insurance Department (“NYID”). While the NYID lifted the suspension of payments by Syncora in June 2010, Syncora has subsequently posted additional losses and the NYID may therefore implement the suspension again in the future.

8. Financial Guaranty Exposure Currently Subject to Recapture or Termination

As a result of multiple ratings downgrades of Radian Asset Assurance, approximately $57.9 billion of our total net par outstanding as of December 31, 2010 (representing 73.5% of financial guaranty’s total net par outstanding), remains subject to termination or recapture at the option of our primary reinsurance customers and credit derivative counterparties.

If all of our direct insurance that is subject to termination was terminated as of December 31, 2010, our net par outstanding would have been reduced by $34.3 billion, with a corresponding decrease in unearned premium reserves of $8.7 million and a decrease in the present value of expected future installment premiums of $114.2 million. Net unrealized losses on derivatives and VIEs of $729.3 million would also have been reversed had these transactions been terminated. If any of our derivative transactions were terminated by our credit derivative counterparties, such terminations would not result in a payment by either party.

If all of our unaffiliated primary reinsurance customers exercised their rights to take back or recapture their ceded exposure to us as of December 31, 2010, our net par outstanding would have been reduced by $23.6 billion. Assuming all of this reinsurance business was recaptured as of December 31, 2010, Radian Asset Assurance’s statutory surplus would have increased by approximately $164.4 million, primarily as a result of the release of contingency reserves. The net present value of installment premiums on derivative contracts would have decreased by $4.9 million.

While our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties (because we have entered into multiple treaties with each customer), it is possible that a customer may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. This selective recapture, if it occurs, could potentially leave us with risk that is more concentrated in troubled asset classes.

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Summary—Financial Guaranty—Financial Guaranty Exposure Subject to Recapture or Termination,” for additional information regarding the financial statement impact upon a recapture of all ceded exposure from our unaffiliated primary reinsurance customers.

C. Defaults and Claims

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

In our synthetic corporate CDO transactions, losses arise upon the occurrence of a credit event (e.g., bankruptcy, a failure to pay or certain restructuring of debt) set forth in our agreement with respect to a covered corporate entity or money borrowed by such defaulting entity. Once a loss arises, we typically are obligated to pay a claim in an amount equal to the decrease in market value below par (100% of the outstanding principal amount we have agreed to insure) of a senior unsecured corporate bond selected by our counterparty in accordance with specific criteria set forth in our agreement, but only to the extent that the aggregate of all such loss amounts exceeds an agreed upon amount of subordination.

We establish reserves (on our non-derivative financial guaranty contracts), or fair value liabilities (for our insurance contracts accounted for as derivatives or VIEs) to provide for losses and the estimated costs of settling claims in our financial guaranty business. Setting loss reserves involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. We have determined that the setting of loss reserves in our financial guaranty business constitutes a critical accounting policy. Accordingly, a detailed description of our policies is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” included in Item 7 below and Notes 2, 4, 6 and 10 of Notes to Consolidated Financial Statements.

In our financial guaranty reinsurance business, claim payments due to the ceding companies are typically settled net of premiums payable to us.

The following table shows our financial guaranty segment’s incurred losses and claims paid for each period indicated:

	Year Ended December 31
	2010	2009
	(In thousands)
Incurred losses:
Financial guaranty	$8,624	$40,861
Trade credit reinsurance	(181)	(4,114)

Total	$8,443	$36,747

Claims Paid:
Financial guaranty	$64,032	$134,019
Trade credit reinsurance	1,091	776

Total	$65,123	$134,795

D. Risk Management

We employ a comprehensive risk management system in our financial guaranty segment. This system incorporates and integrates company-wide risk management policies and processes as well as the prevailing practices of the financial guaranty industry. All transactions were subject to a thorough underwriting analysis and a comprehensive risk committee decision process.

Transaction underwriting included an analysis of all credit and legal aspects as well as any specific risks that may be inherent in the transaction. Further, we utilized our proprietary internal economic capital model for risk analysis, valuation, and as the basis for calculating RAROC on our financial guaranty business. All directly insured transactions and reinsurance business assumed on a facultative basis were subject to a credit committee decision process embedded in the financial guaranty business.

Our risk management department uses internal ratings in monitoring our insured transactions. We determine our internal ratings for a transaction by utilizing relevant information available to us, including: periodic reports supplied by the issuer, trustee or servicer for the transaction; publicly available information regarding the issuer, the transaction, the underlying collateral or asset class of the transaction and/or collateral; communications with the issuer, trustee, collateral manager and servicer for the transaction; and when available, public or private ratings assigned to our insured transactions or to other obligations that have substantially similar risk characteristics to our transactions without the benefit of financial guaranty or similar credit insurance. When we deem it appropriate, we also utilize nationally recognized rating agency models and methodologies to assist in such analysis. We use this information to develop an independent judgment regarding the risk and loss characteristics for our insured transactions. If public or private ratings have been used, our risk management analysts express a view regarding the rating agency opinion and analysis. When our analysis of the transaction results in a materially different view of the risk and loss characteristics of an insured transaction, we will assign a different internal rating than that assigned by the rating agency. Our internal ratings estimates are subject to revision at any time and may differ from the credit ratings ultimately assigned by the rating agencies.

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management, working with our legal group, is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied during the ongoing monitoring and surveillance of each exposure in the portfolio, as well as at the time of origination of a transaction.

There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, should our financial guaranty risk management group disagree with the risk rating assigned by the ceding company, we may assign our own risk rating rather than use the risk rating assigned by the ceding company.

Our financial guaranty business has a Watch and Reserve Committee that meets at least quarterly to review under-performing credits and establish reserves for transactions. The Watch and Reserve Committee is chaired by the head of the portfolio management group and includes senior management, credit, legal and finance personnel from both the financial guaranty business and Radian Group. Radian Group’s board of directors has formed a Credit Committee of independent directors to assist the board in its oversight responsibilities for our credit risk management policies and procedures, including heightening board-level awareness of the impact of developing risk trends in our portfolio. Our risk management group updates this committee, no less frequently than on a quarterly basis, on all aspects of risk management, including portfolio/sector analysis, risk management policies and Watch and Reserve Committee recommendations and decisions.

Our ceding companies are primarily responsible for surveillance, loss mitigation and salvage on the risks that they cede to us. Some of these customers are experiencing financial difficulties, and therefore, may be less willing to perform or less capable of performing these tasks, to the extent necessary to minimize potential losses and/or maximize potential salvage on the credits we reinsure. Due to their current financial difficulties, these customers may have different incentives to eliminate long-term liabilities than we do. We generally do not have direct access to the insured obligation or the right to perform our own loss mitigation or salvage work on these transactions. We also have limited visibility with respect to the performance of many of the obligations we reinsure. In addition, our primary ceding companies may delegate their loss adjustment functions to third parties, the cost of which would then be allocated to us and any other reinsurers for the insured transaction proportionally. Accordingly, the losses and loss adjustment expenses allocated to us on our reinsured risks may be higher than otherwise would have been the case if we were responsible for surveillance, loss mitigation and salvage for these risks.

Additional information regarding financial guaranty risk management is contained in Notes 2 and 12 of Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses—Financial Guaranty” included in Item 7 below.

E. Customers

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

As a reinsurer of financial guaranty obligations, we have traditionally maintained close and long-standing relationships with most of the primary financial guaranty insurers; however, 93.2% of Radian Asset Assurance’s net par reinsurance exposure outstanding as of December 31, 2010, was ceded from ceding companies that are subsidiaries of Assured Guaranty Ltd. We believe that these relationships have provided us with a comprehensive understanding of the market and of the financial guaranty insurers’ underwriting guidelines and reinsurance needs. Our financial guaranty ceding companies have consisted mainly of the largest primary insurance companies licensed to write financial guaranty insurance and their foreign-based affiliates.

Since we have indefinitely discontinued writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge, or otherwise mitigate losses or reduce exposure in our existing portfolio, we are currently not seeking new financial guaranty customers and we have terminated reinsurance relationships with some of the primary financial guaranty insurers with whom we have historically conducted business. However, we continue to maintain relationships with many of the financial institutions that participate in the public finance and structured finance transactions, which we believe will assist us as we explore ways to maximize the value of our existing insured financial guaranty portfolio. See “Financial Guaranty—Business” above.

IV. Financial Services

At December 31, 2010, our financial services segment consisted solely of our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company that we wrote off completely in 2007, and which filed for Chapter 11 bankruptcy protection on November 12, 2010.

1. C-BASS

Historically, C-BASS operated as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. We recorded a full write off of our equity interest in C-BASS in the third quarter of 2007 and wrote off a $50 million credit facility with C-BASS in the fourth quarter of 2007.

As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no continuing interest of value in C-BASS. The effect of C-BASS on our financial position and results of operations as of and for the years ended December 31, 2010, 2009 and 2008, was negligible. We have no contractual obligations to C-BASS or its creditors to fund C-BASS’s shareholders’ deficit or any other of its obligations. The likelihood that we will recover any of our investment is extremely remote. Accordingly, we believe it is extremely unlikely that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operation or cash flows at any time in the future.

2. Sherman

On May 3, 2010, Radian Guaranty sold to Sherman, a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, all of its remaining 28.7% equity interest in Sherman for approximately $172 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. As a result of the sale, in the second quarter of 2010, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million, and a pre-tax decrease in accumulated comprehensive income of $29.7 million. In addition, under the Sherman Purchase Agreement, we agreed to terminate certain rights, including our right to a future contingent payment from a previous sale of our interest in Sherman.

V. Investment Policy and Portfolio

Income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments.

We follow an investment policy that, at a minimum, requires:

•

At least 75% of our investment portfolio, based on market value, to consist of investment securities and instruments that are assigned a “1” rating designating the highest quality ranking by the National Association of Insurance Commissioners (“NAIC”) or equivalent ratings by a Nationally Recognized Statistical Rating Organization (“NRSRO”) (i.e., “A-” or better by S&P and “A3” or better by Moody’s);

•

A maximum of 15% of our investment portfolio, based on market value, may consist of investment securities and instruments that are assigned a “2” rating designating a high quality ranking by the NAIC or equivalent ratings by an NRSRO (i.e., “BBB+” to “BBB-” by S&P and “Baa1” to “Baa3” by Moody’s); and

•

A maximum of 10% of our investment portfolio, based on market value, may consist of investment securities and instruments that are assigned a “3 or below” rating designating lower quality debt and equity rankings by the NAIC or equivalent ratings by an NRSRO (i.e., “BB+” and below by S&P and “Ba1” and below by Moody’s).

Under our investment policy, which is applied on a consolidated risk and asset allocation basis, we are permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided our equity component does not exceed 20% of our total investment portfolio and at least 90% of the market value of the portfolio is investment grade. We manage our investment portfolio to minimize volatility through active portfolio management and intensive monitoring of investments to seek an optimal mix of the types of securities held and to stagger the maturities of fixed-income securities. Our investment policy focuses on the generation of optimal returns, stable tax-efficient current returns, and the preservation and growth of capital. Our short-term investments correspond with our expected short-term cash requirements.

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

Oversight responsibility of our investment portfolio rests with management—allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations, and are approved by the Investment and Finance Committee of our board of directors (the “Investment Committee”). Selection of our external portfolio managers, monitoring, reporting and accounting (including valuation) of all assets are performed by management. We manage over 45% of the portfolio—the portion of the portfolio largely consisting of municipal bonds and short-term investments—internally, with the remainder managed by eleven external managers. External managers are selected by management based primarily upon the allocations approved by the Investment Committee as well as factors such as historical returns and stability of their management teams. Management’s selections are presented to and approved by the Investment Committee.

At December 31, 2010, our investment portfolio had a cost basis of $6,626 million and carrying value of $6,629 million, including $1,537 million of short-term investments. Our investment portfolio did not include any real estate or mortgage loans at December 31, 2010. The portfolio included 54 privately placed, investment-grade securities with an aggregate carrying value of $210.4 million at December 31, 2010. At December 31, 2010, 92.2% of our investment portfolio was rated investment-grade.

A. Investment Portfolio Diversification

The diversification of our investment portfolio at December 31, 2010, was as follows:

	Fair Value	Percent
	($ in millions)
U.S. government and agency securities (1)	$731.4	11.0%
State and municipal obligations	1,182.9	17.8
Money market instruments	310.9	4.7
Corporate bonds and notes	1,060.4	16.0
RMBS	966.0	14.6
CMBS	196.6	3.0
Other ABS (2)	136.8	2.1
Foreign government securities	83.5	1.3
Hybrid securities	318.9	4.8
Equity securities (3)	339.9	5.1
Other investments (4)	226.0	3.4
Short-term investments—U.S. government treasury bills	1,075.0	16.2

Total	$6,628.3	100.0%

(1)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.
(2)	Primarily comprised of AAA-rated corporate obligations.
(3)	Comprised of broadly diversified domestic equity mutual funds ($168.4 million fair value) and various preferred and common stocks invested across numerous companies and industries ($171.6 million fair value).
(4)	Includes $71.4 million (fair value) of investments not accounted for at fair value, which have a carrying value of $72.0 million.

B. Investment Portfolio Scheduled Maturity

The weighted average duration of the assets in our investment portfolio as of December 31, 2010, was 4.2 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2010:

	Fair Value	Percent
	($ in millions)
Short-term investments	$1,537.5	23.2%
Due in one year or less (1)	406.2	6.1
Due after one year through five years (1)	876.7	13.2
Due after five years through ten years (1)	608.8	9.2
Due after ten years (1)	1,553.3	23.4
RMBS (2)	966.0	14.6
CMBS (2)	196.6	3.0
Other ABS (2)	136.8	2.1
Other investments (3)	346.4	5.2

Total	$6,628.3	100.0%

(1)	Actual maturities may differ as a result of calls before scheduled maturity.
(2)	RMBS, CMBS and other ABS are shown separately, as they are not due at a single maturity date.
(3)	No stated maturity date.

C. Investment Portfolio by Rating

The following table shows the ratings of our investment portfolio as of December 31, 2010:

	Fair Value	Percent
	($ in millions)
Rating (1)
AAA (2) (5)	$3,760.0	56.7%
AA	605.9	9.2
A	1,080.6	16.3
BBB	664.2	10.0
BB and below (3)	184.7	2.8
Not rated	8.3	0.1
Equity securities	266.2	4.0
Other invested assets (4)	58.4	0.9

Total	$6,628.3	100.0%

(1)	As assigned by an NRSRO as of December 31, 2010.
(2)	Includes $856.9 million of AAA-rated U.S. Government and Agency securities, $712.8 million in Government National Mortgage Association (“Ginnie Mae”) securities, $83.6 million in Freddie Mac securities, and $60.5 million in Fannie Mae securities that have not been rated by an NRSRO as of December 31, 2010.
(3)	Securities in this category have been rated non-investment grade by an NRSRO as of December 31, 2010.
(4)	Includes Limited Partnership investments.
(5)	Includes short term investments held in the CPS Market Street Trust accounts in the amount of $150 million.

D. Investment Risk Concentration

The following table shows our top ten investment portfolio risk concentrations as of December 31, 2010:

	Securities Classifications
($ in thousands) Issuer Description	Market Value		U.S. Government Agency & GSE Securities		Municipal Securities		Corporate Bonds	Non-Gov’t Money Market	Equity
	$	%	MBS	Notes/Bills	Uninsured	Insured
U.S. Treasury Bond/Note	$1,627,164	25.52%	$—	$1,627,164	$—	$—	$—	$—	$—
Ginnie Mae	749,180	11.75	749,180	—	—	—	—	—	—
Federal Home Loan Mortgage Corp	215,144	3.37	215,144	—	—	—	—	—	—
State of California (1)	165,815	2.60	—	—	162,224	3,591	—	—	—
Vanguard Institutional Index Fund	144,663	2.27	—	—	—	—	—	—	144,663
Citigroup	134,010	2.10	—	5,115	—	—	101,243	—	27,652
State of Illinois	120,829	1.90	—	—	115,931	4,898	—	—	—
Northern Institutional Funds	115,673	1.81	—	—	—	—	—	115,673	—
BlackRock Liquid Fed Fund	99,532	1.56	—	—	—	—	—	99,532	—
Master Settlement Agreement (MSA) Securitizations (Tobacco Bonds) (2)	95,739	1.50	—	—	95,739	—	—	—	—

Top Investment Portfolio Risk Concentrations	$3,467,749	54.38%	$964,324	$1,632,279	$373,894	$8,489	$101,243	$215,205	$172,315

(1)	Includes securities with indirect and/or historical state funding support.
(2)	Aggregate investment in securities backed by MSA payments (the MSA obligated participating tobacco companies to compensate various states for health and other tobacco related expenses).

VI. Regulation

A. State Regulation

We and our insurance subsidiaries are subject to comprehensive regulation principally designed for the protection of policyholders, rather than for the benefit of investors, by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business.

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

Our insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which our insurers are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed and, in some states approved, before their use. Changes in premium rates may be subject to justification, generally on the basis of the insurer’s loss experience, expenses and future projections. The general default experience in the mortgage insurance industry also may be considered with regard to the premium rates of mortgage insurers.

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

Given the recent significant losses incurred by many mortgage and financial guaranty insurers, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators, and in particular the insurance departments of the states in which our subsidiaries are domiciled. Additionally, the Hong Kong Insurance Authority (“HKIA”) has directed Radian Insurance to continue to maintain sufficient assets in Hong Kong to cover its potential liabilities on insured loans in Hong Kong. In light of current market conditions and ongoing losses in our insurance subsidiaries, insurance departments could impose restrictions or requirements that could have a material adverse impact on our businesses.

Radian Guaranty. Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage guaranty insurance. It is a monoline insurer, restricted to writing only residential mortgage guaranty insurance. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated) in each of the other 49 states, the District of Columbia and Guam.

Radian Asset Assurance. Radian Asset Assurance is domiciled and licensed in New York as a financial guaranty insurer. Radian Asset Assurance is also licensed under the New York insurance law to write some types of surety insurance and credit insurance. Radian Asset Assurance is a monoline insurer restricted to writing financial guaranty insurance.

In addition to New York, Radian Asset Assurance is authorized to write financial guaranty or surety insurance (or in one state where there is no specific authorization for financial guaranty insurance, credit insurance) in each of the other 49 states, the District of Columbia, Guam, the U.S. Virgin Islands and the Commonwealth of Puerto Rico.

Amerin Guaranty Corporation. In 2010, we redomesticated Amerin Guaranty from Illinois to Pennsylvania. Amerin Guaranty is now domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage guaranty insurance. Amerin Guaranty is a monoline insurer restricted to writing only residential mortgage guaranty insurance. In addition to Pennsylvania, Amerin Guaranty is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty is regulated), in each of the other states and the District of Columbia, other than Rhode Island (Amerin Guaranty operates under an industrial insured exemption in Rhode Island). In light of its limited capital position, Amerin currently is prohibited from writing new business in six states without the addition of new capital.

Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”). CMAC of Texas is domiciled and licensed in Texas as a mortgage guaranty insurance company authorized to carry on the business of mortgage guaranty insurance. CMAC of Texas is a monoline insurer restricted to writing only mortgage guaranty insurance or reinsurance. CMAC of Texas is not licensed or authorized to write direct mortgage guaranty insurance in any state other than Texas.

Radian Insurance. Radian Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance. Radian Insurance is also authorized in Hong Kong to carry on the business of credit insurance, suretyship and miscellaneous financial loss (including mortgage guaranty insurance) through its Hong Kong branch office.

Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”). Radian Mortgage Insurance is domiciled and licensed in Arizona as a mortgage guaranty insurance company authorized to carry on the business of mortgage guaranty insurance. Radian Mortgage Insurance is a monoline insurer restricted to writing only mortgage guaranty insurance or reinsurance. Radian Mortgage Insurance is not licensed or authorized to write direct mortgage guaranty insurance in any state other than Arizona.

1. Insurance Holding Company Regulation

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

Because Radian Group is an insurance holding company, and because Radian Guaranty, Radian Insurance and Amerin Guaranty are Pennsylvania domiciled insurance companies, CMAC of Texas and Radian Mortgage Insurance are Texas and Arizona domiciled insurance companies, respectively, and Radian Asset Assurance is a New York domiciled insurance company, the Pennsylvania, Texas, Arizona and New York insurance laws regulate, among other things, certain transactions in our common stock and certain transactions between us, our insurance subsidiaries and other parties affiliated with us. Specifically, no person may, directly or indirectly, offer to acquire control of Radian Group, unless that person files a statement and other documents with the commissioners of insurance of the states in which our insurance subsidiaries are domiciled and each commissioner’s prior approval is obtained. Similarly, no person may directly or indirectly, offer to acquire control of any of our insurance subsidiaries without first obtaining the approval of the commissioner of insurance of the state where the target insurance company is domiciled.

In addition, material transactions between us, our insurance subsidiaries and our affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling, or who are under common control with, us or our insurance subsidiaries. Certain transactions between us or our affiliates and our insurance subsidiaries may not be entered into unless the applicable commissioner of insurance is given 30 days’ prior notification and does not disapprove the transaction during that 30-day period.

2. Dividends

Radian Guaranty, Radian Insurance and Amerin Guaranty. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. These subsidiaries each had negative unassigned surplus at December 31, 2010, of $168.6 million, $384.1 million and $161.9 million, respectively; therefore, no dividends or other distributions can be paid from these subsidiaries in 2011, without approval from the Pennsylvania Insurance Commissioner.

If an insurer had positive unassigned surplus as of the end of the prior fiscal year, without the prior approval of the Pennsylvania Insurance Commissioner, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. Neither Radian Guaranty, Radian Insurance nor Amerin Guaranty paid any dividends in 2010.

Radian Asset Assurance. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from earned surplus. Without the prior approval from the New York Superintendent of Insurance, Radian Asset Assurance may only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown on its last statement on file with the New York Superintendent of Insurance, or 100% of adjusted net investment income. In the second quarter of 2010, Radian Asset Assurance paid a dividend of $69.2 million to Radian Guaranty. We expect Radian Asset Assurance will have the capacity to issue another dividend of approximately $60 million to Radian Guaranty in June 2011, without the prior approval from the New York Superintendent of Insurance. The amount, if any, and timing of any such dividend, may be affected by the performance of our insured portfolio, including the payment of claims or commutation payments or the elimination of our insured risk through commutations, CDS terminations, reinsurance recaptures or otherwise.

CMAC of Texas. Under Texas insurance laws, dividends and other distributions to shareholders may only be paid out of an insurer’s surplus profits arising from its insurance business. While all proposed dividends and distributions to shareholders must be filed with the Texas Insurance Department prior to payment, the approval of the Texas Insurance Department is required for any proposed dividends or distributions within any 12-month period that exceed the greater of (i) 10% of policyholder surplus as of the immediately prior December 31 or (ii) the insurer’s net income as stated in its immediately prior annual statutory statement. No dividends were paid by CMAC of Texas in 2010, and we do not expect CMAC of Texas to pay any dividends in 2011.

Radian Mortgage Insurance. Under Arizona insurance laws, a domestic mortgage guaranty insurer may pay dividends and other distributions to shareholders only out of available surplus that is in excess of those amounts required to be maintained by the insurer and only so long as the insurer maintains sufficient liquidity. While all proposed dividends and distributions to shareholders must be filed with the Arizona Insurance Department prior to payment, the approval of the Arizona Insurance Department is required for any proposed dividends or distributions within any 12-month period that exceed the insurer’s net investment income as stated in its immediately prior annual statutory statement. No dividends were paid by Radian Mortgage Insurance in 2010, and we do not expect Radian Mortgage Insurance to pay any dividends in 2011.

3. Risk-to-Capital

There are 16 states that limit a private mortgage insurer’s risk in force to 25 times the total of the insurer’s policyholders’ surplus, plus the statutory contingency reserve. This is commonly known as the “risk-to-capital”

requirement. Radian Guaranty’s risk-to-capital ratio was 16.8 to 1 at December 31, 2010. Capital for this calculation includes the statutory surplus of Radian Asset Assurance. We, along with others in the mortgage industry, have sought regulatory changes or relief in those states that impose a 25 to 1 risk-to-capital requirement. We have been successful in many, but not all, of these states in obtaining new legislation or confirming with the insurance departments that they now possess the discretionary authority to waive the 25 to 1 risk-to-capital requirement. See “Risk Factors—Losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty.”

4. Contingency Reserves

For statutory reporting, mortgage insurance companies are required annually to provide for additions to their contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be released into surplus for a period of 10 years, except when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances. The contingency reserve, which is designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserve as a statutory liability. At December 31, 2010, Radian Guaranty had a contingency reserve of $19.6 million and Radian Insurance had a contingency reserve of $1.5 million.

Our financial guaranty business also is required to establish contingency reserves. The contingency reserve on direct financial guaranty business written is established net of reinsurance, in an amount equal to the greater of 50% of premiums written or a stated percentage (based on the type of obligation insured or reinsured) of the net amount of principal guaranteed, ratably over 15 to 20 years, depending on the category of obligation insured. The contingency reserve may be released with regulatory approval to the extent that losses in any calendar year exceed a pre-determined percentage of earned premiums for such year, with the percentage threshold dependent upon the category of obligation insured. Such reserves may also be released, subject to regulatory approval in certain instances, upon demonstration that the reserve amount is excessive in relation to the outstanding obligation.

In September 2009, we received approval from the NYID to release approximately $143.0 million from the contingency reserves of Radian Asset Assurance to statutory surplus as a result of certain policies that matured and other insurance coverage that was terminated. In September 2010, we received approval from the NYID to release an additional $42.1 million from Radian Asset Assurance’s contingency reserves to statutory surplus. At December 31, 2010, Radian Asset Assurance had a contingency reserve of $392.6 million.

5. Reinsurance

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

B. Federal Regulation

1. Mortgage Insurance Tax Deductibility

On December 20, 2006, federal legislation was enacted making mortgage insurance premiums tax deductible with regard to loans closing on or after January 1, 2007. Originally scheduled to expire at the end of 2007, the legislation was extended for three more years in December 2007 as part of the Mortgage Forgiveness

Debt Relief Act of 2007, and extended for an additional year pursuant to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The legislation allows borrowers with adjusted gross incomes of $100,000 or less ($50,000 in the case of a married individual filing a separate return) to deduct the full amount of their mortgage insurance premiums paid in calendar years 2007 through 2011. Borrowers making between $100,000 and $110,000 are eligible to deduct a portion of the premiums paid in those years. As extended, the legislation applies to loans closing on or after January 1, 2007 through December 31, 2011, and to both purchase and refinance transactions. We can provide no assurance that the tax deductions will be extended beyond December 31, 2011.

2. Real Estate Settlement Practices Act of 1974 (“RESPA”)

The origination or refinance of a federally regulated mortgage loan is a settlement service, and therefore, subject to RESPA. In December 1992, regulations were issued stating that mortgage insurance also is a settlement service. As a result, mortgage insurers are subject to the anti-referral fee provisions of Section 8(a) of RESPA, which provide, in essence, that mortgage insurers are prohibited from paying anything of value to a mortgage lender in consideration of the lender’s referral of business to the mortgage insurer. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. HUD, as well as the insurance commissioner or an attorney general of any state, may conduct investigations, levy fines and other sanctions, or enjoin future violations of RESPA.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements, as well as pool insurance and contract underwriting services, constitute unlawful payments to mortgage lenders under RESPA. On November 29, 2010, six mortgage insurers, including Radian Guaranty, and a large mortgage lender were named as defendants in a complaint, alleged to be a class action, filed in the Federal District Court for the District of Columbia. The complaint alleges various causes of action related to the captive mortgage reinsurance arrangements of this mortgage lender, including that the defendants violated RESPA by paying the lender’s captive reinsurer excessive premiums in relation to the risk assumed by that captive. See “Item 3—Legal Proceedings.”

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

We and other mortgage insurers have been subject to multiple inquiries from the Minnesota Department of Commerce relating to our captive reinsurance and contract underwriting arrangements, and we have also received in the past a subpoena from the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We have responded to these requests and continue to provide information and documents as requested. HUD has in the past investigated captive reinsurance arrangements in connection with other settlement service providers. HUD, its Inspector General, or state insurance departments or other officials may also conduct such investigations or reviews in the future.

HUD has in the past considered revising its RESPA regulations to allow lenders, at the time a borrower submits a loan application, to give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” While that particular amendment has not yet succeeded, HUD has repeatedly attempted to improve the RESPA disclosures and other RESPA requirements to protect consumers and to permit them to shop among settlement service providers.

The Dodd-Frank Act amended RESPA (among many other statutes) and will transfer the authority to implement and enforce the statute to a new agency, the Consumer Financial Protection Bureau (the “CFPB”).

While the Dodd-Frank Act gives the CFPB certain mandates for improving consumer disclosures, such as those required under RESPA, we do not know what the CFPB’s other priorities will be in connection with RESPA or how or when it will implement those priorities. Thus, we cannot predict which changes will be implemented and how those changes will affect the market for the services we provide or the premiums we charge.

We cannot predict the likelihood of future inquiries or investigations or the scope, timing or outcome of any such inquiries or any other inquiry or action by these or other regulators. Although we believe that all of our captive reinsurance and contract underwriting arrangements comply with applicable legal requirements in all material respects, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws. See “Risk Factors—Legislation and regulatory changes and interpretations could harm our mortgage insurance business” and “We face risks associated with our contract underwriting business.”

3. SAFE Mortgage Licensing Act (the “SAFE Act”)

Effective as of October 1, 2010, the SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to be registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”). The Registry is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state. As part of this registration process, loan originators must be licensed under the SAFE Act guidelines enacted by each state where the mortgaged property is located. The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry and maintaining that registration. Although we believe that the SAFE Act could apply to our contract underwriters and are in the process of obtaining the necessary licenses, there is uncertainty as to whether the SAFE Act applies to them. If the SAFE Act were to apply to our contract underwriters and we are unable to achieve compliance with the SAFE Act in all applicable states, we may be required to cease or limit our contract underwriting services in some or all states and could be subject to fines or other penalties.

4. Home Mortgage Disclosure Act of 1975 (“HMDA”)

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the HMDA. The purpose of the HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage this discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications.

Several mortgage insurers, through the trade association Mortgage Insurance Companies of America (“MICA”), entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. Reports of HMDA-type data for the mortgage insurance industry have been submitted by several mortgage insurers through MICA to the FFIEC since 1993. We are not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC. We had been independently reporting HMDA data to the FFIEC since January 2004. We began reporting through MICA after rejoining MICA in 2008.

5. Mortgage Insurance Cancellation

The Homeowners Protection Act of 1998 (“HPA”) imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The HPA also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the HPA provides that private mortgage insurance on most loans originated on or after July 29, 1999, may be canceled at the request of the borrower once the LTV reaches 80% of the unpaid principal balance, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% of the unpaid principal balance (or, if the loan is not current on that date, on the date that the loan becomes current).

The HPA establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk.” The HPA does not define “high risk” loans, but leaves that determination to the GSEs for loans up to the conforming loan limits and to lenders for any other loan. For “high risk” loans above the GSE conforming loan limits, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77% of the unpaid principal balance. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the borrower is current on the payments required by the terms of the mortgage.

6. Freddie Mac and Fannie Mae

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

In light of the housing market downturn that has adversely affected the ratings of all mortgage insurers, both of the GSEs have indicated that loss of eligibility due to such a mortgage insurer downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs. We are aware of at least one private mortgage insurance company that has lost its eligibility with Freddie Mac and Fannie Mae. Our mortgage insurance subsidiaries have been downgraded substantially below AA-/Aa3 by S&P and Moody’s. In response to these ratings actions, we have presented business and financial remediation plans to Freddie Mac and Fannie Mae discussing how to restore profitability and ultimately regain a higher rating for our mortgage insurance business.

If the rating agencies and GSEs believe that our plans will not provide the capital required by our mortgage insurance business, or otherwise are not satisfied, we could lose our eligibility with the GSEs and/or be further downgraded by the rating agencies. In addition to ratings requirements, the current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time, and the GSEs recently have proposed modifying their eligibility requirements. See “Risk Factors—Losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty” and “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.”

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

•

establish the amount of loan level delivery fees (which result in higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance. In late 2010, Freddie Mac and Fannie Mae announced that the loan-level pricing adjustment fees (which are fees charged by the GSEs for riskier loans) will increase effective as of March 1, 2011 and April 1, 2011, for Freddie Mac and Fannie Mae, respectively, resulting in higher costs to borrowers for loans insured by private mortgage insurance; and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.

The GSEs have programs that allow for lower levels of required mortgage insurance coverage for certain low-down-payment, 30-year fixed-rate loans approved through their automated underwriting systems. Under these programs, the GSEs replace a portion of their standard mortgage insurance coverage with a reduced layer of coverage. The GSEs charge a fee for this layer of coverage that results in loans insured by private mortgage insurance having higher costs than those insured by the FHA.

The GSEs request that we participate in “affordable housing” programs that they maintain to provide for loans to low- and moderate-income borrowers. These programs usually include LTV mortgages with ratios between 90.01% to 95%, 95.01% to 97%, and 97.01% to 100%, and may require the liberalization of certain underwriting guidelines to achieve the programs’ objectives. Although our default experience on loans that we insure through these programs has been worse than on non-“affordable housing” loans, the percentage of our risk in force currently attributable to these programs is not material.

In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act of 2008 (“HERA”), encompass substantially all of the GSEs’ operations. This new law abolished the former regulator for the GSEs, the Office of Federal Housing Enterprise Oversight, and created a new regulator, the FHFA, in addition to other oversight reforms.

In September 2008, the FHFA was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The appointment of a conservator increases the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business.

Under the Emergency Economic Stimulus Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009, the loan limits for FHA-insured loans, as well as the limit on GSE conforming loans in certain areas, were temporarily increased to a maximum of $729,750. The Continuing Appropriations and Surface Transportation Extensions Act of 2011, which was enacted into law in December 2010, extended these increased loan limits through 2011. The increase in the GSEs’ conforming loan limits was intended to increase the size of the secondary market for purchasing and securitizing home loans and to encourage the GSEs to continue to provide liquidity to the residential mortgage market, particularly in higher-priced areas, at a time when many banks and similar institutions had significantly curtailed their activities due to the subprime lending crisis that developed during 2007.

HERA contains provisions intended to provide the FHA with greater flexibility in establishing new products. Under HERA, the maximum loan amount that the FHA can insure was increased and a higher minimum cash down-payment was established. HERA also authorized the FHA to refinance distressed mortgages for eligible borrowers in return for lenders and investors agreeing to write down the amount of the original mortgage and the borrower sharing in the future appreciation with the FHA.

In January 2010, the FHA adjusted its lending standards to strengthen its capital reserves. The FHA also has increased its upfront mortgage insurance premium several times since the summer of 2008 (the FHA recently announced an additional 25 basis point increase to its annual premium effective April 18, 2011) and also required new borrowers with FICO scores below 580 to put down at least 10% of the purchase price. Borrowers with FICO scores of 580 or greater can qualify for an FHA loan with only 3.5% down. See “Risk Factors—Our mortgage insurance business faces intense competition.”

On February 11, 2011, the Obama Administration released its proposal to reform the U.S. housing finance market. In its proposal, the Obama Administration seeks to gradually reduce the federal government’s role in housing finance, including the ultimate wind-down of the GSEs, and to increase the role of private capital.

In the near term, the Obama Administration supports the following with respect to the GSEs and FHA:

•

GSEs—Pricing the GSE’s guarantees to the same capital standards as private banks and financial institutions; reducing the maximum size of a loan that can be guaranteed by the GSEs (i.e., conforming loans) by allowing the temporary increase in limits in certain areas to expire as scheduled on October 1, 2011 (the limit would fall to $625,000 from $729,750); gradually increasing the required down payment to 10% for mortgages guaranteed by the GSEs; and continuing the wind-down of the GSE’s investment portfolio at an annual rate of no less than 10% per year.

•

FHA—Increasing the price of FHA mortgage insurance; allowing the temporary increase in FHA conforming loan limits to expire as scheduled on October 1, 2011; returning the FHA to its traditional role as a targeted lender of affordable mortgages; and ensuring the creditworthiness of borrowers, such as by lowering the maximum LTV for qualifying mortgages and adjusting pricing.

With respect to long-term reform, the Obama Administration has proposed the following three options, each of which differ in both the structure and scale, of the federal government’s future role in the housing finance system:

•

Option 1: Privatized system of housing finance with the federal government’s role limited to providing assistance for narrowly targeted groups of borrowers, leaving the vast majority of the mortgage market to the private sector;

•	Option 2: Similar to Option 1, but with ability for the federal government to scale up to a larger share of the market if private capital withdraws in times of financial stress; and

•	Option 3: Similar to Option 2, but with assistance to low and moderate income borrowers and with the federal government providing reinsurance for securities of a targeted range of mortgages.

The Administration’s proposal is intended to shape the debate in Congress as the Senate Banking Committee and the House Financial Services Committee consider legislation reforming the housing finance market. These committees are expected to consider such legislation during the current congressional session (2011-2012).

Although we believe that Congress will preserve a role for private mortgage insurance as it considers housing finance reform legislation, there is a possibility that new federal legislation could change the role of private mortgage insurance going forward by, among other items, changing the combined loan-to-value ratio for which private mortgage insurance is required, reducing the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or perhaps even explicitly or implicitly eliminating the requirement for private mortgage insurance. See “Risk Factors—Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.”

In connection with HASP, the U.S. Treasury Department implemented a program to provide homeowners who took out conforming loans owned or guaranteed by the GSEs with the opportunity to refinance these loans through these institutions over time. See “Homeowner Assistance Programs” below. Under this program, the FHFA will allow the GSEs to purchase qualifying loans without mortgage insurance that refinance such portfolio loans if the original loan does not have mortgage insurance, even if the loan-to-value ratio of the new loan would otherwise require such insurance under GSE guidelines. The U.S. Treasury Department also has developed uniform guidance for loan modifications to be used by participating servicers in the private sector. The GSEs have incorporated material aspects of these guidelines for loans that they own and loans backing securities that they guaranty.

7. The Dodd-Frank Act

The Dodd-Frank Act requires securitizers to retain an economic interest in a material portion of the credit risk for any asset that securitizers transfer, sell, or convey to a third party. The Dodd-Frank Act also contains an exemption from these risk retention requirements for mortgages that meet the definition of a “qualified residential mortgage” (“QRM”). By April 2011, the Dodd-Frank Act requires the Federal banking agencies, SEC, HUD, and FHFA to jointly define the term “QRM,” taking into consideration underwriting product features that historical loan performance data indicate result in a lower risk of default, such as “mortgage guarantee insurance or other types of insurance or credit enhancement obtained at the time of origination, to the extent such insurance or credit enhancement reduces the risk of default.” We believe that loans that meet the definition of a QRM are likely to be favored in the market place because of their exemption from these risk retention requirements. While regulators are granted the discretion to determine whether loans with private mortgage insurance are QRMs that are exempted from the Dodd-Frank Act’s risk retention requirements, the Dodd-Frank Act provides that loans with FHA, VA or USDA insurance will automatically be exempted, which could disadvantage private mortgage insurers if private mortgage insurance is not included in the QRM definition on an equivalent basis.

The Dodd-Frank Act also authorizes the CFPB to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination based on verified and documented information that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan according to its terms, and all applicable taxes, insurance (including mortgage guarantee insurance), and assessments. The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan (i.e., has satisfied the “ability to repay” analysis above) if the loan has certain low-risk characteristics that meet the definition of a “qualified mortgage.” A “qualified mortgage” means, among other things, any residential mortgage loan (i) the regular period payments for which do not result in an increase of the principal balance or allow the consumer to defer payment of principal; (ii) that does not result in a balloon payment; and (iii) for which the total points and fees payable in connection with the loan do not exceed 3 percent of the total loan amount.

For purposes of the 3 percent test, the definition of “points and fees” incorporates by reference the revised definition for “high cost” loans under the Home Ownership and Equity Protection Act of 1994, which includes all mortgage broker compensation, but excludes FHA mortgage guaranty insurance premiums, private mortgage insurance premiums paid after closing, and private mortgage insurance premiums paid at closing if such closing premium does not exceed the amount of a comparable FHA premium and is refundable on a pro rata basis upon payoff of the loan. Nevertheless, the Dodd-Frank Act would require the Department of Urban Development, the Department of Veterans Affairs, The Department of Agriculture, and the Rural Housing Service to prescribe rules, in consultation with the Federal Reserve Board, defining the types of loans they insure, guarantee, or administer, as the case may be, that are “qualified mortgages.” The CFPB also has the authority to revise, add to, or subtract from the criteria used to define a qualified mortgage upon a finding that the rules are consistent with the Dodd-Frank Act’s purposes. The effective date for these regulations must be finalized by January 2013, and they must become effective by January 2014.

The Dodd-Frank Act establishes a new regulatory regime for the U.S. over-the-counter (“OTC”) derivatives market. To address concerns with excessive speculative trading and counterparty credit risk, the Commodities Futures Trading Commission (the “CFTC”) and the SEC were tasked with writing rules for the swaps and security-based swaps markets, respectively. Among other things, the CFTC and SEC rulemaking are expected to address: (i) regulatory oversight of trading in OTC derivatives; OTC derivatives dealers and major non-dealer market participants; (ii) centralized clearing of certain OTC derivatives; (iii) registration of dealers and major market participants; (iv) capital and margin requirements for participants in the derivatives market; (v) position limits; (vi) book and recordkeeping; (vii) business conduct and related standards, and (viii) increased information available to the public regarding derivatives trading on a real-time basis. As we have discontinued writing new derivatives transactions, except in connection with the winding down of our insured portfolio or for loss mitigation purposes, we believe the greatest potential impact from this legislation on our financial guaranty business is with respect to the potential requirement to post collateral on existing derivative contracts. It remains unclear whether we will be required to post collateral for existing derivative contracts. Although several U.S. Senators, including Senators Christopher Dodd and Blanche Lincoln, have written that the capital and margin requirements of the Dodd-Frank Act are not intended to apply retroactively to existing derivative contracts, the Dodd-Frank Act is silent on this point, leaving the ultimate determination to the applicable regulatory agencies.

The Dodd Frank Act establishes a Financial Stability Oversight Council, which is authorized to subject nonbank financial companies deemed systemically significant to more rigorous prudential standards and other requirements and to subject such companies to a special liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation (“FDIC”) (although insurance company subsidiaries would remain subject to liquidation and rehabilitation proceedings under state law). In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council and making recommendations to the Council regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

See “Risk Factors—The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses.”

8. Homeowner Assistance Programs

EESA included provisions that require the Secretary of the U.S. Treasury Department to encourage further use of the Hope for Homeowners program. Under EESA, the Secretary is required to “maximize assistance to homeowners and encourage mortgage servicers to take advantage of available programs (including the Hope for Homeowners program) to minimize foreclosures.” In 2008, the Treasury Department announced HASP to restructure or refinance mortgages to avoid foreclosures through (i) refinancing mortgage loans through HARP, (ii) modifying first and second mortgage loans through HAMP and the Second Lien Modification Program, and (iii) offering other alternatives to foreclosure through the Home Affordable Foreclosures Alternatives Program (“HAFA”). Details of these programs are as follows:

•

Under HARP, a borrower may be eligible to refinance his or her mortgage to a more stable or affordable loan if such borrower has been unable to take advantage of lower interest rates because his or her home has decreased in value. To be eligible, a borrower must meet certain conditions, including that such borrower must be current on his or her mortgage and that such borrower’s mortgage cannot exceed 125% of the current market value of such borrower’s home.

•

Under HAMP, eligible borrower’s monthly payments may be lowered to 31%, or lower, of such borrower’s gross monthly income through loan modification by lowering interest rates, extending the term of the mortgage, or deferring principal. To be eligible, a borrower must meet certain conditions, including that the unpaid principal balance must be no more than $729,750, such borrower’s monthly mortgage payment must be greater than 31% of his or her monthly gross income, and the mortgage payment is not affordable due to a financial hardship. If a borrower qualifies for a modification under HAMP, such borrower will be placed on a trial modification period (typically three months) at the new payment level. If such borrower successfully makes all the required payments during the trial period, the loan modification may become permanent. In March 2010, the government announced enhancements to HAMP aimed at providing temporary mortgage assistance to unemployed borrowers, and encouraging servicers to write down mortgage debt as part of a HAMP modification. Through December 2010, the government estimates that over 672,000 borrowers are in active modifications, including more than 520,000 borrowers with permanent modifications. The government further reported that new permanent modifications have averaged 30,000 per month between June 2010 and December 2010.

•

HAFA, which became effective in April 2010, is intended to provide additional alternatives to foreclosures by providing incentives to encourage a borrower and servicer to agree that (i) a borrower can sell his or her home for less than the full amount due on the mortgage and fully satisfy the mortgage, or (ii) a borrower can voluntarily transfer ownership of his or her home to the servicer in full satisfaction of the mortgage.

In 2010, the Obama administration announced $7.6 billion of funding under EESA to 18 states and the District of Columbia where the average price for homes has fallen by more than 20% from its peak price, and to states with the highest concentration of their populations living in counties with unemployment rates greater than 12 percent or unemployment rates that were at or above the national average. These funds, under the “Hardest Hit Fund” Program, have been made available to eligible states and local housing finance agencies to assist borrowers, including unemployed borrowers, borrowers that owe more than the current value of their house, and borrowers with home equity loans or second-liens. The U.S. Treasury Department has provided guidelines for funding and other eligibility requirements under the Hardest Hit Fund Program, and all states receiving funds are expected to begin providing assistance by the first half of 2011.

Additionally, HUD is expected to launch a complementary $1 billion Emergency Homeowners Loan Program to provide assistance, for up to 24 months, to homeowners who are at risk of foreclosure and have experienced a substantial reduction in income due to involuntary unemployment, underemployment, or a medical condition.

Beginning in 2008, certain mortgage industry participants have implemented their own programs to modify troubled residential mortgages. In particular, Bank of America and Countrywide Financial Corporation entered into a settlement with various states’ Attorneys General that requires the creation of a proactive home retention program that is intended to systematically modify troubled mortgages to allow for up to $8.4 billion in interest rate and principal reductions for nearly 400,000 Countrywide customers. In addition, the FDIC, initially in its role as conservator for IndyMac Bank (“IndyMac”), also implemented broad modification procedures for institutions acquiring failed institutions under loss-share agreements.

The various initiatives intended to support homeownership and to mitigate the impact of the current housing market downturn could have a significant positive effect in moving the domestic housing market towards recovery. However, even after two or more years into these programs, it remains unclear whether they will provide us with a material benefit. See “Risk Factors—Loan modification and other similar programs may not provide us with a material benefit.”

C. Foreign Regulation

By reason of Radian Insurance’s authorization, in September 2006, to conduct insurance business through a branch in Hong Kong, we are subject to regulation by the HKIA. The HKIA’s principal purpose is to supervise and regulate the insurance industry, primarily for the protection of policy holders and the stability of the industry. Hong Kong insurers are required by the Insurance Companies Ordinance to maintain minimum capital as well as an excess of assets over liabilities of not less than a required solvency margin, which is determined on the basis of a statutory formula. Foreign-owned insurers are also required to maintain assets in Hong Kong in an amount sufficient to ensure that assets will be available in Hong Kong to meet the claims of Hong Kong policy holders if the insurer should become insolvent. The HKIA also reviews the backgrounds and qualifications of insurance companies’ directors and key local management to ensure that these “controllers” are “fit and proper” to hold their positions, and has the authority to approve or disapprove key appointments.

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

On March 1, 2011, we sold our 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005 and have sold our ownership interest, under Brazilian law, it is possible that we could become liable for our proportionate share of the liabilities of the company related to the period in which we were a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. Our share of the liabilities of the company was approximately $103.4 million as of December 31, 2010.

D. Basel II and Basel III Capital Accords

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

Basel II was implemented by many banks in the U.S. and many other countries in 2009 and 2010. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim.

In September 2010, the Basel Committee released Basel III guidelines, which will increase the capital requirements of certain banking organizations. Implementation of the Basel III guidelines will require formal regulations, which have not yet been proposed by the federal banking agencies and will involve a substantial phase-in period. Without more information regarding these regulations, we are not yet able to evaluate the potential effects of the Basel III guidelines on our business.

See “Risk Factors—The implementation of the Basel II capital accord may discourage the use of mortgage insurance.”

VII. Employees

At December 31, 2010, we had 767 employees, with 142 employed by Radian Group, and 584 and 41 employed in our mortgage insurance and financial guaranty businesses, respectively. Our employees include 44 employees who are contract underwriters that are hired on an “as-needed” basis. The number of contract underwriters can vary substantially from period to period, mainly as a result of changes in the demand for these services. Our employees are not unionized and management considers employee relations to be good.

Item 1A.	Risk Factors.

We have incurred significant losses on our insured products as a result of deterioration in national and regional economic conditions and we could incur significant additional losses in the future.

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the credit performance of our underlying insured assets. Many of these conditions are beyond our control, including national and regional economic recessions, home price depreciation, unemployment levels, interest rate changes and volatility, availability of credit, and other factors. The economic recession that began in the U.S. in 2007, characterized by a nation-wide decline in home prices, high unemployment, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had and continues to have a negative impact on the operating environment and results of operations for each of our business segments. In particular, our results of operations and financial condition have been particularly affected by weak economic conditions, such as depreciating home values and high unemployment.

We have experienced increased defaults and claims in our mortgage insurance business, primarily driven by the poor performance of our 2005 through 2008 insured books of business. Deterioration in general economic conditions, including elevated levels of unemployment and a broad decline in home prices, has increased the likelihood that borrowers will default on their mortgages. Falling home prices have increased the likelihood that borrowers will be unable to sell their homes, if necessary, in order to avoid default and that borrowers with the ability to make their mortgage payments may voluntarily default on their mortgages when their mortgage balances exceed the value of their homes. We also believe that some borrowers may voluntarily default to take advantage of certain loan modification programs currently being offered or that may be offered in the future, which may reduce their mortgage payments. Falling home prices make it more difficult for us to mitigate our loss when a default occurs. See “Our loss mitigation strategies are less effective in markets where housing values fail to appreciate or continue to decline.”

At December 31, 2010, approximately 54.3% of our primary mortgage insurance risk in force was concentrated in 10 states, with the highest percentages being in California, Florida and Texas. A large percentage of our second-lien mortgage insurance risk in force also is concentrated in California and Texas. Continued weakness in many markets, particularly in Florida and California where non-prime mortgages and riskier mortgage products such as pay option ARMs and interest-only loans are prevalent and where home prices have fallen significantly, has resulted in significant losses in our mortgage insurance business. As mortgage credit performance in Florida and California has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or deteriorate further.

In addition to California, Florida and Texas, approximately 12.6% of our primary mortgage insurance risk in force at December 31, 2010 was concentrated in the Midwestern states of Michigan, Illinois and Ohio. This region has continued to experience higher default rates, which we believe are largely attributable to the difficult operating environment in the domestic auto industry.

Our financial guaranty portfolio continues to be negatively impacted by deterioration in the credit markets and the overall economy. See “Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration.” Our financial guaranty business also has a significant portion of its insurance risk in force concentrated in a small number of states, principally California, Texas, New York, New Jersey and Pennsylvania, and could be materially and adversely affected by a continued and prolonged weakness of economic conditions in these states.

The current economic uncertainty and continued weakness in the housing and related credit markets could persist. Although there have been some recent signs of stabilization of the U.S. economy, it is difficult to predict with any degree of certainty if and when a full recovery of the economy will occur, including a meaningful reduction in unemployment and a broad and lasting recovery in the domestic housing market. As a result, there is a great deal of uncertainty regarding our ultimate loss performance, which we expect to depend primarily on the performance of our 2005 through 2008 vintage portfolios. Based on our current projections, we do not expect our mortgage insurance business to be profitable in 2011, and we can provide no assurance if, and when, we may return to profitability. The potential for prolonged difficult economic conditions, including rising or continued high unemployment rates and further deterioration in the housing market, may add further stress on the performance of our insured assets, which would negatively impact our financial condition and results of operations.

In addition to the impact of housing and credit market deterioration, our results of operations and financial condition could be negatively impacted by natural disasters or other catastrophic events, acts of terrorism, war or other severe conflicts, event-specific economic depressions or other harmful events in the regions, including in foreign countries, where we do business.

Our loss mitigation strategies are less effective in markets where housing values fail to appreciate or continue to decline.

The amount of mortgage insurance loss we suffer depends in part on whether the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover some or all the unpaid principal and interest on the mortgage and the expenses of the sale. In the event of a claim under our standard mortgage insurance policy, we generally have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage in full satisfaction of our obligations under the policy. In the past, we were able to take title to a small percentage of properties underlying the defaulted loans and sell the properties quickly at prices that allowed us to recover some or all of our losses. In the current housing market, our ability to mitigate our losses in such a manner has been significantly reduced. Further, in certain cases, we may consent to a sale of the property by the borrower for less than the amount needed to cover the borrower’s mortgage obligation (a “short sale”), which has the effect of reducing our ultimate claim payment obligation. If housing values fail to stabilize or again begin to decline on a broad geographic basis or in the regions where our business is concentrated, the frequency of defaulted loans resulting in claims under our policies could increase and the ability to mitigate our losses on defaulted mortgages through permissible short sales or resale of properties we acquire may be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

A large portion of our mortgage insurance risk in force consists of higher risk loans, such as high-LTV and non-prime loans, as well as pool mortgage insurance.

High-LTV Mortgages. We provide mortgage insurance on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. As a result, we typically insure loans where borrowers have less equity at risk at origination than borrowers who make larger down payments; therefore, with respect to this loan characteristic, the loans we insure have a higher propensity to default relative to the total mortgage market. In addition, of the mortgage loans that we have insured, a significant portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of greater than 95%. At December 31, 2010, our mortgage insurance risk in force related to these loans represented 19.2% of our total primary insurance risk in force. We believe mortgage loans with LTVs greater than 95%, absent other mitigating factors such as high FICO scores, default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. Beginning in 2008, we have altered our underwriting criteria to significantly limit the number of new loans we are insuring with LTVs greater than 95% and have adopted more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes have improved the overall risk profile of our new business written, in the near term, it is likely that our results of operations and financial condition will continue to be negatively affected by the performance of our existing insured loans with high-LTVs, especially those loans originated in 2005 through the first half of 2008.

Non-Prime Loans. A large percentage of the mortgage insurance we wrote in years 2005 through 2007 and, consequently, our existing mortgage insurance risk in force, is related to non-prime loans. At December 31, 2010, our non-prime mortgage insurance risk in force, including Alt-A, was approximately 17.4% of our total primary insurance risk in force. Historically, non-prime loans are more likely to result in claims than prime loans. In addition, our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to other loans, which often results in larger claims. We have experienced a significant number of loan defaults related to Alt-A loans originated in 2005 through 2008. These losses have occurred more rapidly and well in excess of historical loss patterns, and have contributed in large part to the significant increase in our provision for losses. If defaults and claim rates on our insured portfolio of non-prime loans continue to increase, in particular in California, Florida and other states where the Alt-A product is prevalent, our results of operations and financial condition will continue to be negatively affected.

Pool Mortgage Insurance. We offer pool mortgage insurance, which exposes us to an increased risk of greater loss severity on individual loans compared to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full claim amount of every loan in the pool within our aggregate exposure limits, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At December 31, 2010, approximately 7.1% of our total mortgage insurance risk in force was attributable to pool insurance. The average size of our pool insurance claims has increased significantly to $71,683 for the year ended December 31, 2010, compared to $38,437 for the year ended December 31, 2009. Under most of our pool insurance policies, the property underlying a defaulted loan must be sold before a claim may be submitted to us. Therefore, in a weak housing market as currently exists, we expect to pay higher pool insurance claims when homes are sold after a prolonged period of home price depreciation, in particular when homes remain unsold for extended periods of time as is currently the case in many markets. Further declines in housing values could result in further increases in the average claim size of our pool insured loans. If we continue to have increased pool insurance claims at higher severity levels, it could have a material adverse affect on our results of operations and financial condition.

We insure adjustable rate loans that have resulted in significant losses and are expected to result in further losses.

At December 31, 2010, approximately 13% of our primary mortgage insurance risk in force consisted of ARMs, which include loans with negative amortization features, such as pay option ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) expires. We consider a loan to be an ARM if the interest rate for that loan will reset at any point during the life of the loan. However, it has been our experience that ARMs with resets within five years from origination are more likely to result in a claim than longer-term ARMs. ARMs with resets within five years from origination represented approximately 44% of our total primary ARM risk in force at December 31, 2010 (or 6% of our total primary risk in force). Approximately 6% of the ARMs that we insure are scheduled to have initial interest rate resets in 2011.

At December 31, 2010, approximately 7.3% of our primary mortgage insurance risk in force consisted of interest-only mortgages (including approximately 3.5% of our primary mortgage insurance risk in force where the interest-only mortgages are ARMs), where the borrower pays only the interest on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. We believe that, similar to ARMs, these loans have a heightened propensity to default because of possible “payment shocks” after the initial low payment period expires and because the borrower does not build equity as payments are made.

Reduced liquidity in the mortgage market, tighter underwriting standards, and declining home prices in many regions in the U.S. have combined to make it more difficult for many borrowers with ARMs and interest-

only mortgages to refinance their mortgages into fixed-rate products. As a result, without available alternatives, many borrowers have defaulted when their interest rates reset to a higher rate or when principal becomes payable. This has resulted in significant losses for mortgage lenders and insurers, as well as investors in the secondary market. Although there can be no assurance, the historically low level of interest rates in the current mortgage market may help to reduce the size of interest payment increases (and in some cases eliminate any increase) for loans resetting in the near future, but these loans will remain more vulnerable to payments shocks if and when interest rates rise in the future. In addition, federal and private loan refinance and modification programs, intended to allow borrowers to refinance or modify their existing loan structures, may allow borrowers that would not otherwise qualify for a loan refinance or modification to convert to fixed-rate loans.

In the long term, absent a change in the current lending environment or a positive mitigating effect from federal and private measures aimed at reducing defaults from adjustable rate resets, defaults related to these products may continue to increase. If this occurs, our results of operations and financial condition could be negatively affected, possibly significantly.

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

These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves. Our estimate of future expected rescissions and denials on defaulted loans reduced our loss reserves as of December 31, 2010 by approximately $0.9 billion. In addition, during 2010 and 2009, we rescinded or denied approximately $800 million and $826 million, respectively, of first-lien claims submitted to us for payment (“submitted claims”), net of reinstatements, compared to approximately $166 million for 2008. Of the claims we rescinded or denied in 2010 and 2009, approximately $539 million and $398 million respectively, related to claims from policies for which we were in a first loss position and with respect to which we would have paid the claim absent the rescission or denial, while approximately $261 million and $428 million, respectively, related to claims where we were in a second loss position. With respect to claims where we were in a second loss position, while these claims may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies, the rescissions and denials for these loans generally have had the effect of protecting the existing deductible or other exposure limitations in the transaction. The amounts referenced above also include a small amount of submitted claims that were subsequently withdrawn by the insured.

A significant portion of our existing default inventory continues to consist of poorly underwritten loans primarily originated during 2005 through 2008. While we expect a high level of rescissions and denials to result from these defaulted loans, we do not expect that rescissions and denials will continue to mitigate paid losses at the same levels we have recently experienced. We can provide no assurance that rescissions and denials will continue to persist at the elevated levels we have projected, or will continue to materially mitigate paid losses.

Under our Master Policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have led us to reverse a number of our prior decisions regarding rescissions and denials. As of December 31, 2010, there were approximately $204.0 million and $190.9 million in first-lien claims previously rescinded during 2010 and 2009, respectively, that have been challenged by our customers, but not overturned by us. We are currently in active discussions with customers regarding a small portion of these rescissions. These discussions, if not resolved, could result in arbitration or judicial proceedings, which could be brought with respect to all rescissions and denials that have been challenged by such customers. We may be unsuccessful in such proceedings, which may be costly and time consuming. The heightened risk of disputes with our customers regarding our increased rescissions and denials could lead to the loss of one or more customers or motivate such customers to seek a greater percentage of insurance through the FHA, which historically has not engaged in significant rescission and denial activity, or other competitors.

The determination of our reserve for losses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. If the actual amount of rescissions and denials is significantly lower than our estimate, as a result of a greater than anticipated number of successful challenges to our rescissions and denials, litigation, settlements or other factors, or if the levels of rescission and denials decrease faster than projected, our losses may materially increase, which could have a material adverse effect on our financial condition and results of operations. For additional information regarding the determination of a reserve for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses.”

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

The GSEs, rating agencies and state insurance regulators impose various capital requirements as well as capital and risk-based measurements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that limit the amount of insurance that each of our insurance subsidiaries may write. Sixteen states currently have a statutory or regulatory requirement that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. As a result of the significant losses we experienced in our mortgage insurance business during the last four years and despite significant capital contributions to the business, Radian Guaranty’s risk-to-capital ratio increased from 8.1 to 1 at December 31, 2006 to 16.8 to 1 at December 31, 2010.

Based on current and expected future trends, we believe that we will continue to incur operating losses in our mortgage insurance business. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Radian Guaranty’s risk-to-capital ratio is expected to continue to increase in the near term and, notwithstanding any future contributions from existing capital sources, could reach 25 to 1 if losses are significantly worse than our current expectations.

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

We have actively managed Radian Guaranty’s risk-to-capital ratio in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our mortgage insurance operations, as required. We cannot provide any assurance as to whether we will be successful in continuing to manage Radian Guaranty’s risk-to-capital ratio. Further, our existing inter-company reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Fannie Mae’s proposed amendments to its mortgage insurance eligibility guidelines, if implemented without revision or a waiver for existing arrangements, would prohibit the use of certain of our inter-company reinsurance arrangements, and therefore, Fannie Mae could request that we terminate such arrangements, potentially resulting in a higher risk-to-capital ratio for Radian Guaranty, or impose severe restrictions on us. If we are limited in, or prohibited from using inter-company reinsurance arrangements to manage Radian Guaranty’s risk-to-capital level, there would be an increased likelihood that Radian Guaranty’s risk-to-capital ratio would exceed 25 to 1.

We are also preparing, if necessary, to write new first-lien mortgage insurance business through our wholly-owned subsidiary, Amerin Guaranty, in those states that continue to impose a 25 to 1 risk-to-capital requirement. We have received preliminary approval from the Pennsylvania Department of Insurance to use Amerin Guaranty as a first-lien mortgage insurance provider. However, before Amerin Guaranty may write first-lien mortgage insurance, we will need to add sufficient capital to Amerin Guaranty either from internal resources or from new capital and also will need to seek and obtain necessary regulatory or other approvals, including from the GSEs. In addition, preparing Amerin Guaranty to write first-lien business would require significant changes to our operating systems, which could be expensive and time consuming and may not be completed in time to avoid an interruption in our ability to write business. Amerin Guaranty is currently prohibited from writing new insurance business in six states without the addition of new capital. We cannot provide any assurance as to whether we will be successful in sufficiently capitalizing Amerin Guaranty or whether we will obtain the necessary approvals for implementing this alternative.

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

We and our insurance subsidiaries are subject to comprehensive, detailed regulation, principally designed for the protection of our insured policyholders rather than for the benefit of investors, by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.

Given the significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. Additionally, the HKIA has directed Radian Insurance to continue to maintain sufficient assets in Hong Kong to cover its potential liabilities on insured loans in Hong Kong. In light of current market conditions and ongoing losses in our insurance subsidiaries, insurance departments could impose restrictions or requirements on our insurance subsidiaries that could have a material adverse impact on our businesses.

The long-term capital adequacy of Radian Guaranty depends, in part, upon the performance of our financial guaranty portfolio.

During the third quarter of 2008, Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the performance of our financial guaranty business. If the performance of our financial guaranty portfolio deteriorates materially, including if we are required to establish one or more significant statutory reserves as a result of defaults on our insured obligations, or if we make net commutation payments to terminate insured obligations in excess of the then posted statutory reserves for such obligations, the regulatory capital of Radian Guaranty also would be negatively impacted. Any decrease in the capital support derived from our financial guaranty business could, therefore, increase the risk-to-capital ratio of Radian Guaranty and negatively impact the franchise value of our mortgage insurance business, which could lead to our inability to continue to write new mortgage insurance business. See “Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration” and “We face risks associated with our financial guaranty insurance customers and our second-to-pay liabilities from these entities.”

In addition to the amount of statutory capital support provided to our mortgage insurance business, the performance of our financial guaranty business also affects whether Radian Asset Assurance can pay dividends to Radian Guaranty as it has in past years, and the amount of any such dividends. As of December 31, 2010, Radian Asset Assurance maintained a statutory surplus of approximately $1.0 billion and total claims paying resources of approximately $2.4 billion. Radian Asset Assurance paid a $99.7 million dividend to Radian Guaranty in 2009 and another $69.2 million dividend to Radian Guaranty in 2010. We expect Radian Asset Assurance to continue to pay significant dividends to Radian Guaranty in the near and long term, including a $60 million dividend we currently expect to be paid in 2011, as our existing financial guaranty portfolio matures and the exposure is reduced.

The timing and amount of these dividend payments will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. If the performance of our financial guaranty portfolio deteriorates materially, or the amount we pay to terminate any particular financial guaranty exposure is larger than the amount of the reserves for such exposure, then Radian Asset Assurance’s statutory surplus may be reduced. As a result, Radian Asset Assurance would likely have less capacity to pay dividends to Radian Guaranty, and could be prohibited from paying dividends altogether.

Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Financial Guaranty—Credit Performance,” we have experienced credit deterioration in our financial guaranty portfolio, including within our insured portfolio of TruPs CDOs and CMBS CDOs, as a result of the general deterioration in credit markets and the overall economy. For our CDO of ABS transaction with $453.6 million in net par outstanding as of December 31, 2010, we currently expect to begin paying claims in respect of shortfalls of interest payments in 2012, or potentially sooner, if the deterioration is worse than projected. Upon our initial claim payment obligation, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced by an amount equal to the present value of our expected future net losses (net of any applicable taxes on this transaction). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” for additional information regarding this CDO of ABS transaction. While we have sought to underwrite our insured credits with levels of subordination or other credit enhancement designed to protect us from loss even in the event of poor performance of the underlying collateral, we cannot be certain that such levels of subordination will protect us from future material losses in light of the significantly higher rates of delinquency and losses currently being observed within our insured credits.

We have guaranteed structured finance obligations that expose us to a variety of complex credit risks, and indirectly, to market, political and other risks beyond those that generally apply to financial guarantees of public finance obligations. We have insured and reinsured certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases and other consumer assets, both funded and synthetic. We have also insured obligations under CDS, including CDOs of several asset classes, such as corporate debt, TruPs, RMBS, CMBS and other ABS obligations. We continue to have exposure to trade credit reinsurance, which protects sellers of goods under certain circumstances against nonpayment of their accounts receivable. Losses associated with our structured finance and trade credit reinsurance businesses are difficult to predict accurately and could have a material adverse effect on our financial condition and operating results, especially given the recent economic disruptions.

In addition to our structured finance risk, we have significant exposure to public finance obligations that are more susceptible to default in an economic downturn. Historically, our financial guaranty public finance business has focused on smaller, regional, lower investment-grade issuers and structures that were uneconomical for other financial guarantors to insure. As a result, compared to other monoline financial guarantors, a greater percentage of our total exposure is with respect to sectors such as healthcare, long-term care and education. These sectors have, historically and in 2010, had higher default rates than other public finance sectors. These credits, which generally cover smaller, more rural and specialized issuers, tend to be lower rated and more susceptible to default in an economic downturn.

Our public finance portfolio continues to experience stress from the general economic downturn of the past few years and the continuing uncertainty regarding future economic conditions, with the greatest level of stress continuing in the healthcare and long-term care sectors. Although we have seen some stabilization and modest improvement in the performance of some healthcare credits in the portfolio, the outlook for credit performance for the healthcare sector remains challenging, particularly due to uncertainty regarding the future of healthcare reform and state and federal funding for healthcare expenditures. We may also experience future credit deterioration and more municipal defaults in our government-related insured credits, as the difficulties experienced by government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations continues to put some municipalities and their public authorities under stress.

We face risks associated with our financial guaranty insurance customers and our second-to-pay liabilities from these entities.

As a result of rating agency downgrades of our financial guaranty insurance subsidiaries’ financial strength ratings, our unaffiliated primary customers in our financial guaranty reinsurance business currently have the right to take back or recapture an aggregate of $23.6 billion of business previously ceded to us under their reinsurance agreements with us. While our treaties with our primary reinsurance customers do not permit our customers to selectively recapture business previously ceded to us under their treaties, because we have entered into multiple treaties with each customer, it is possible that a customer may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. This selective recapture, if it occurs, could potentially leave us with risk that is more concentrated in troubled asset classes or exposures.

Our ceding customers are primarily responsible for surveillance, loss mitigation and salvage on the risks that they cede to us. Some of these customers are experiencing financial difficulties, and therefore, may be less willing to perform or less capable of performing, these tasks to the extent necessary to minimize potential losses and/or maximize potential salvage on the credits we reinsure. Due to their current financial difficulties, these customers may have different incentives to eliminate long-term liabilities than we do. We generally do not have direct access to the insured obligation or the right to perform our own loss mitigation or salvage work on these transactions. We also have limited visibility with respect to the performance of many of the obligations we reinsure. See “If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income, which could hurt our capital position.”

Our primary ceding customers may delegate their loss adjustment functions to third parties, the cost of which would then be proportionally allocated to us and any other reinsurers for the insured transaction. Accordingly, the losses and loss adjustment expenses allocated to us on our reinsured risks may be higher than otherwise would have been the case if we were responsible for surveillance, loss mitigation and salvage for these risks. In addition, should a primary insurer become insolvent, there is a risk that the recoveries that they receive in any given transaction may become a part of its general estate rather than being allocated among the reinsurers paying the related claim. These factors could have a material adverse effect on our financial condition and operating results.

Approximately $22.1 billion or 93.2% of Radian Asset Assurance’s net par reinsurance exposure outstanding as of December 31, 2010, was ceded from primary insurer customers that are subsidiaries of Assured Guaranty Ltd. Consequently, such financial guaranty reinsurance is now dependent upon the surveillance and loss mitigation abilities of primary insurers that are subsidiaries of this one holding company. Because of this concentration of business, if Assured Guaranty Ltd. experienced any of the financial difficulties described above, the impact on us may be material.

We have insured certain transactions on a second-to-pay basis, meaning that we are obligated to pay claims in these transactions only to the extent that both the underlying obligation defaults and another insurer, who is the primary obligor for claims, fails to pay a valid claim. Consequently, if the conservator for an insolvent financial guarantor rejects payment of all or a portion of a valid claim, we may be required to pay all or a portion of such valid claim. Because many insurers are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay transactions, due to another insurer’s failure to pay, has increased. As of December 31, 2010, Syncora, FGIC and Ambac are the primary insurers on $1.2 billion net par outstanding (or 42.0%) of our second-to-pay exposure, and $301.0 million (or 26.0%) of such exposure to those three primary insurers is internally rated below investment grade.

In 2009, Syncora and FGIC suspended all claims payments following orders by the NYID. While the NYID lifted the suspension of payments by Syncora in June 2010, Syncora has subsequently posted additional losses and the NYID may therefore implement the suspension again in the future.

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

Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac’s and Fannie Mae’s federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In particular, Freddie Mac and Fannie Mae have the ability to:

•

implement new eligibility requirements for mortgage insurers and alter or liberalize underwriting standards on low-down-payment mortgages they purchase (see “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise”);

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

Some of Freddie Mac’s and Fannie Mae’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce the amount of mortgage insurance purchased and have an adverse effect on our business and revenues. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was only the minimum required by the GSE’s charter, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which, for certain loans, they would accept a level of mortgage insurance above the requirements of their charters, but below their standard coverage, without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and, in the second quarter of 2010, it eliminated its reduced coverage program. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would likely be reduced.

The GSEs’ business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the HERA, encompass substantially all of the GSEs’ operations. This new law abolished the former regulator for the GSEs and created a new regulator, the FHFA, in addition to other oversight reforms.

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

In February 2011, the Obama Administration (the “Administration”) delivered a report to the U.S. Congress for reforming the U.S. housing finance market. See “Business—Regulation—Federal Regulation—Freddie Mac and Fannie Mae.” As part of this report, the Administration recommended the winding down of the GSEs over a period of time, including by increasing pricing at the GSEs, reducing the size of loans that the GSEs may purchase, requiring borrowers to provide a 10% down payment for GSE loans, and decreasing the GSEs investment portfolios by at least 10% each year. In addition, the report encouraged the GSEs to pursue “additional credit-loss protection from private insurers and other capital providers” in order to increase the level of private capital in the housing finance system. These recommendations, which require legislative action in order to implement, are likely to be the subject of significant Congressional focus and debate in the near future. As a result, it is uncertain what form any legislation will take and to what extent the legislation will adhere to the recommendations set forth in the Administration’s report. Therefore, the future structure of the residential housing finance system remains uncertain, including the impact of any such changes on our business. Although we believe that private mortgage insurance will continue to play an important role in any future housing finance structure, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or perhaps even eliminate the requirement altogether, which may reduce our available market and could adversely affect our mortgage insurance business.

We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.

In order to maintain the highest level of eligibility with Freddie Mac and Fannie Mae, mortgage insurers have historically been required to maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them, or take actions that may include not purchasing loans insured by such mortgage insurer. In light of the housing market downturn, both Freddie Mac and Fannie Mae have indicated that loss of mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs. We are aware of at least one private mortgage insurance company that has lost its eligibility with Freddie Mac and Fannie Mae. Our mortgage insurance subsidiaries have been downgraded substantially below AA-/Aa3 by S&P and Moody’s. In response to these ratings actions, we have presented business and financial remediation plans to Freddie Mac and Fannie Mae for how to restore profitability and ultimately regain a higher rating for our mortgage insurance business. If the GSEs believe that our plans will not provide the capital required by our mortgage insurance business, we could lose our eligibility with the GSEs.

The GSE eligibility requirements are subject to change from time to time, and the GSEs have proposed modifying their eligibility requirements. We do not know whether or when such modifications may be implemented, or the form that any such modifications may take; however, certain modifications proposed by Fannie Mae could significantly increase the likelihood that private mortgage insurers, including Radian Guaranty, would remain under remediation with Fannie Mae, and therefore, subject to potential limitations and conditions that could significantly restrict on-going operations. In addition, Fannie Mae’s proposed guidelines would eliminate the ability to use certain reinsurance arrangements with affiliates, which we currently use to mitigate risk and manage risk-to-capital levels, and would establish parameters requiring GSE approval before mortgage insurers may enter into settlement agreements with lenders regarding rescission practices. It is currently unclear whether Fannie Mae plans to proceed with the guidelines as proposed or whether Fannie Mae will engage in further dialogue with the private mortgage insurers regarding the proposed guidelines. Further, the Administration’s recent report regarding housing finance reform, which recommends a winding down of the GSEs over a period of time, could further impact the form and timing of the proposed eligibility guidelines.

We cannot be certain whether, or for how long, either of the GSEs will continue to accept our existing remediation plans or if we will be able to retain our eligibility status with either of them under their existing guidelines or any future changes to these guidelines. Loss of our eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and would negatively impact our results of operations and financial condition.

A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business.

Our ability to write new business depends, among other things, on a steady flow of high-LTV mortgages that require our mortgage insurance. The deterioration in the credit performance of non-prime and other forms of non-conforming loans has caused lenders to substantially reduce the availability of these loans, and to significantly tighten their underwriting standards. Fewer loan products and tighter loan qualifications, while improving the overall quality of new mortgage originations, have in turn reduced the number of qualified homebuyers and made it more difficult for buyers (in particular first-time buyers) to obtain mortgage financing or to refinance their existing mortgages. In addition, the significant disruption in the housing and related credit markets has led to reduced investor demand for mortgage loans and MBS in the secondary market, which historically has been an available source of funding for many mortgage lenders. This has significantly reduced liquidity in the mortgage funding marketplace, forcing many lenders to retain a larger portion of their mortgage loans and MBS and leaving them with less capacity to continue to originate new mortgages.

During 2010, total domestic mortgage originations were approximately $1.5 trillion compared to approximately $2.0 trillion during 2009 and approximately $2.7 trillion in 2006 (pre-dating the housing downturn). If the volume of new mortgage originations continues to decrease or persists at low levels for a prolonged period, we may experience fewer opportunities to write new insurance business and we may be subject to increased competition with respect to these opportunities, which could reduce the size of our mortgage insurance business and have a significant negative effect on both our ability to execute our business plans and our overall franchise value. See “Our mortgage insurance business faces intense competition.” Further, the Dodd Frank Act’s reforms to strengthen lending standards, improve underwriting standards and increase accountability in the loan securitization process could further reduce the total number of mortgage originations in the future, in particular with respect to the high-LTV market.

Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose a significant customer.

Our mortgage insurance business depends to a significant degree on a small number of lending customers. As of December 31, 2010, our top 10 mortgage insurance customers were generally responsible for over half of our primary new insurance written in 2010 and two mortgage insurance customers each accounted for more than 10% of our consolidated revenues. Accordingly, maintaining our business relationships and business volumes with our largest lending customers is important to the success of our business.

In response to the general deterioration in housing markets, we have tightened our underwriting guidelines, which has resulted in our declining to insure some of the loans originated by our larger customers. We have also increased our pricing to reflect the increased risk of default in the current economic and housing downturns. Our increased pricing, tighter guidelines and increased level of rescissions and denials, has negatively affected our relationships with certain of our customers, and could result in customers choosing to limit the amount of business they conduct with us or cease to do business with us entirely. See “Insurance rescissions and claim denials may not continue at the levels we have recently experienced and an increasing number of our lender customers are challenging our insurance rescissions and claim denials.”

Our master policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us, and we cannot be certain that any loss of business from a single lender would be replaced from other new or existing lending customers in the industry. In addition, as a result of current market conditions, our lending customers may decide to write business only with certain mortgage insurers based on their views with respect to an insurer’s pricing, underwriting guidelines, loss mitigation practices, financial strength or other factors. In addition, our lending customers could seek to diversify their exposure to any one or more mortgage insurers.

Certain of our mortgage insurance competitors are affiliates of much larger companies with significantly larger consolidated capital positions than we have, which could make it more likely that customers may choose to do business with them. See “Our mortgage insurance business faces intense competition.” Under the terms of our master policies, our customers or the parties they designate to service the loans we insure have the unilateral right to cancel our insurance coverage at any time for any loan that we insure. Upon cancellation of coverage, subject to the type of coverage, we may be required to refund to the insured lender unearned premiums, if any.

In the past, a deteriorating economy and challenging market conditions have adversely affected the financial condition of a number of our largest lending customers. If the U.S. economy fails to recover or re-enters a recessionary period, these customers could again become subject to serious financial constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. The loss of business from even one of our major customers could have a material adverse effect on the amount of new business we are able to write, and consequently, our franchise value.

Our mortgage insurance business faces intense competition.

The U.S. mortgage insurance industry is highly dynamic and intensely competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the FHA, which has significantly increased its competitive position in the mortgage insurance market in recent years.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other private mortgage insurance companies have, and therefore, have greater financial flexibility in their pricing guidelines and capacity that could put us at a competitive disadvantage. In the event that a government-owned or government-sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.

Beginning in 2008, the FHA substantially increased its share of the mortgage insurance market, including by insuring a number of loans that would meet our current underwriting guidelines, sometimes at a lower monthly cost to the borrower than a loan that carries our mortgage insurance. For information regarding certain legislative developments affecting the FHA’s competitive position, see Business—Regulation—Federal Regulations—Freddie Mac and Fannie Mae.

The FHA may continue to maintain a strong market position and could even increase its market position to the point that private mortgage insurers may be perceived as less significant to the future of the housing finance market. Factors that could cause the FHA to maintain or increase its share of the mortgage insurance market include:

•	past and potential future capital constraints of the private mortgage insurance industry;

•	the tightening by private mortgage insurers of underwriting guidelines based on past loan performance or other risk concerns;

•	the increased levels of rescissions and denials by private mortgage insurers on older vintage portfolios;

•	the imposition of loan level delivery fees by the GSEs on loans that require mortgage insurance;

•	the perceived operational ease of using FHA insurance compared to the products of private mortgage insurers; and

•

the implementation of new regulations under the Dodd-Frank Act that may be more favorable to the FHA compared to private mortgage insurers (see “The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses”).

One or more private mortgage insurers may seek to regain market share from the FHA or other mortgage insurers by reducing pricing (as recently occurred with at least one private mortgage insurer), loosening their underwriting guidelines, or relaxing their loss mitigation practices, which could, in turn, improve their competitive position in the industry and reduce the level of our new insurance written.

On October 4, 2010, the FHA simultaneously reduced its upfront mortgage insurance premium and increased its annual premium, and another annual premium increase is expected to occur in April 2011. We believe these premium changes may allow us to be more competitive with the FHA than in the recent past, although any one or more of the other factors cited above could limit the potential positive impact from these pricing changes. In addition, the Administration’s report on housing finance reform recommends reducing the FHA’s presence in the insured mortgage market to more traditional levels, including through further price increases and a reduction in the size of loans that may be insured by FHA.

The improvement in the credit quality of new loans being insured in the current market, combined with the deterioration of the financial strength ratings of most existing private mortgage insurance companies, in part due to their legacy books of insured mortgages, could encourage new entrants to our industry. We are aware of one new entrant that started writing business in July 2010, and it appears this entrant has significant capital. Our inability to compete with other providers, including new entrants that are not burdened by legacy credit risks or otherwise rescinding or denying a significant number of loans, could have a material adverse effect on our business position, financial condition and operating results.

In addition, in the past, an increasing number of alternatives to traditional private mortgage insurance developed, many of which reduced the demand for our mortgage insurance. These alternatives included:

•

mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans. The use of simultaneous second loans increased significantly in the period prior to the recent market downturn to become a competitive alternative to private mortgage insurance, particularly in light of (i) the potential lower monthly cost of simultaneous second loans compared to the cost of mortgage insurance in a low interest-rate environment and (ii) possible negative borrower, broker and realtor perceptions about mortgage insurance;

•	investors using other forms of credit enhancement such as CDS or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries foregoing third-party insurance coverage and retaining the full risk of loss on their high-LTV loans.

As a result of the recent disruptions in the housing credit market, however, many of these alternatives to private mortgage insurance are not currently available, although simultaneous second loans are still available and their use may grow again. If market conditions were to change, however, we again could face significant competition from these alternatives as well as others that may develop.

Our business depends, in part, on effective and reliable loan servicing, which could continue to be negatively impacted by the current disruption in the housing and mortgage credit markets.

We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and effective loss mitigation opportunities for delinquent or near-delinquent loans. Many of our customers also service the loans that we insure, whether the loans were originated by such customer or another lender. Therefore, the same market conditions affecting our customers as discussed above in “Because our mortgage insurance business is concentrated among a few significant customers, our new insurance written and franchise value could decline if we lose any significant customer” also affect their ability to effectively maintain their servicing operations. In addition, current housing trends have led to a significant increase in the number of delinquent mortgage loans. These increases have strained the resources of servicers, reducing their ability to undertake loss mitigation efforts in a timely manner, including the processing of potential loan modifications, such as through the U.S. Department of the Treasury’s HAMP, which could help limit our losses. Recent investigations into whether servicers have acted improperly in foreclosure proceedings and judicial investigations of foreclosures may further strain the resources of servicers, and could result in financial penalties or conditions on the operation of servicers.

Managing a substantially higher volume of under-performing loans could create operational difficulties that our servicers may not have the resources to overcome or respond to effectively. If a disruption occurs in the servicing of mortgage loans covered by our insurance policies, this, in turn, could contribute to a rise in delinquencies and/or claims among those loans and could have a material adverse effect on our business, financial condition and operating results.

Loan modification and other similar programs may not provide us with a material benefit.

The FDIC, the GSEs and various lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures.

In February 2009, the U.S. Department of the Treasury announced HASP, of which HAMP is a part, which provides certain guidelines for loan modifications and allocates $75 billion for this purpose. Some of the eligibility criteria require information about borrowers, such as the borrowers’ current income and non-mortgage debt obligations. Because the GSEs and the lenders do not share such eligibility information with us, we cannot determine with certainty the number of loans in our default inventory that are eligible to participate in such programs. Since the beginning of HAMP and through December 31, 2010, we believe that approximately 46,857 of defaulted loans in our insured portfolio have at some point entered a “trial modification” period under HAMP and that approximately 20,478 of these loans have cured after entering HAMP.

While modifications continue to be made under these programs, it is unclear whether they will ultimately result in a significant number of successful loan modifications, in particular in light of the high level of re-default rates for loans that have been modified through these programs. In addition, we believe, that we have already realized the majority of the benefits available to us from HAMP. The number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased. We believe that most of the loans currently in a trial period will not receive HAMP modifications, and we expect that some of the loans that have been modified by HAMP will re-default.

In March 2010, the U.S. Department of the Treasury announced a further initiative under HAMP to encourage servicers to reduce the principal balance of defaulted loans. We do not expect the program to result in a material increase in the number of our delinquent loans modified under HAMP. In addition, the U.S. Department of the Treasury is supporting legislative changes to allow judicial modifications (including principal reductions) for home mortgages during bankruptcy proceedings. If a mortgage balance is reduced as a result of the new HAMP or other program or bankruptcy, we would still be responsible under our master insurance policy to pay the original balance if the borrower re-defaulted on that mortgage after its balance has been reduced.

Some mortgage lenders and other agencies have implemented private modification programs with a similar goal to HAMP. While we do not have complete information regarding which of our insured loans may be entering these programs, we believe that a material number of our defaulted insured loans may be subject to private modification programs. It is uncertain how many of these loans may be successfully modified and, if modified, how many will remain current following such modification.

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

Various government entities and private parties have from time to time enacted foreclosure (or equivalent) moratoriums to allow time to determine whether delinquent loans could be modified. Recently, moratoriums also have been imposed in response to allegations that certain mortgage servicers and other parties acted improperly in foreclosure proceedings. Generally, moratoriums do not stop the accrual of interest or affect other expenses on a loan, and unless a loan is cured during a moratorium, at the expiration of the moratorium, our paid claim amount may include additional interest (subject to a two-year limitation under our insurance policies) and expenses. However, where our claim amount is increased because of foreclosure delays caused by a failure to appropriately service or meet other conditions under our insurance policies, we are entitled to adjust claims appropriately. The various moratoriums may delay our receipt of claims, resulting in an increase in the period that a loan remains in our delinquent loan inventory, and may increase the severity of claims that we are ultimately required to pay.

Mortgage refinancings in the current housing market may increase the risk profile of our existing mortgage insurance portfolio.

Mortgage interest rates have recently been at historically low levels that have led many borrowers to seek to refinance their existing mortgages. However, because most lenders are currently utilizing more restrictive underwriting guidelines, only those borrowers with strong credit profiles are generally able to qualify for the new loans required to refinance. Consequently, only highly qualified borrowers are generally able to refinance in the current market. As more of these highly qualified borrowers refinance (and their existing mortgage insurance with us is canceled), the total percentage of our risk in force related to high-risk borrowers who have not or could not refinance could increase, which could increase the risk profile of our existing mortgage insurance portfolio and potentially reduce the future profitability of our mortgage insurance business.

Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses.

Our mortgage insurance and financial guaranty premium rates may not be adequate to cover future losses. Our mortgage insurance premiums are based on our long-term expected risk of claims on insured loans, and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), term, coverage percentage or the existence of a deductible in front of our loss position. Our financial guaranty premiums are based on our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. The estimates and expectations we used in establishing premium rates are based on assumptions made at the time our insurance is written. These assumptions may ultimately prove to be inaccurate. In particular, the predictive value of historical data may be less reliable during periods of greater economic stress and, accordingly, our ability to correctly estimate our premium requirements may be impaired during the current economic uncertainty.

We generally cannot cancel or elect not to renew the mortgage insurance or financial guaranty insurance coverage we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of a policy. Therefore, even if the risk underlying many of the mortgage or financial guaranty products we have insured develops more adversely than we anticipated, including as a result of the ongoing weakness in many parts of the economy and housing market downturn, and the premiums our customers are currently paying for similar coverage on new business from us and others has increased, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage, to mitigate the effects of such adverse developments. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur with respect to those insured risks.

Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.

In our mortgage insurance business, we enter into agreements with our mortgage lender customers that commit us to insure loans made by them using pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a loan originated by that lender even if the lender does not follow our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority, as well as pursue other rights that may be available to us, such as our rights to rescind coverage or deny claims. Our ability to rescind coverage or deny claims on loans in the delegated underwriting program may also be challenged by our mortgage lender customers, may lead to the loss of one or more customers, or may lead to litigation with a customer.

We face risks associated with our contract underwriting business.

We provide contract underwriting services for certain of our mortgage lender customers, including on loans for which we are not providing mortgage insurance. For substantially all of the existing loans that were originated through our contract underwriting services, we agree that if we make material errors that lead to a default in connection with these services, the mortgage lender may, subject to certain conditions, require us to purchase the loans, issue mortgage insurance on the loans, or indemnify the lender against future loss associated with the loans. Accordingly, we assume some credit risk and interest-rate risk in connection with providing these services. Depending on market conditions, a significant amount of our underwriting services may be performed by independent contractors hired by us on a temporary basis. If these independent contractors make more material errors than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results. We also face regulatory risk in providing these services. See “Legislation and regulatory changes and interpretations could harm our mortgage insurance business.”

Further downgrades or potential downgrades of our credit ratings or the insurance financial strength ratings assigned to any of our mortgage insurance or financial guaranty subsidiaries are possible and could weaken our competitive position and affect our financial condition.

The credit ratings of Radian Group and the insurance financial strength ratings assigned to our insurance subsidiaries have been downgraded multiple times since 2008 and may be further downgraded. In December 2009, S&P downgraded the financial strength ratings of our mortgage insurance subsidiaries, including Radian Guaranty, to B+ and also downgraded the financial strength ratings of Radian Asset Assurance to BB-. In May 2010, S&P noted a continuing negative outlook for our mortgage insurance subsidiaries as a result of the ongoing economic uncertainty and potential for litigation risk relating to our rescissions and claim denials. In response to current market conditions, the rating agencies are engaged in ongoing monitoring of the mortgage insurance and financial guaranty industries and could take action, including by downgrading or warning of the strong possibility of downgrade, with respect to one or more companies in a specific industry. Although we remain in frequent contact with the rating agencies and have prepared action plans to address rating agency actions, we are generally not provided with much advance notice of ratings decisions, which could come at any time.

On January 24, 2011, S&P released proposed changes to its ratings criteria for financial guarantors, which among other things, adds additional qualitative and quantitative tests to their criteria. S&P has indicated that it expects that, if implemented, the proposed changes would significantly increase the capital required by financial guarantors in order for them to achieve the highest investment-grade ratings from S&P. Because Radian Asset Assurance is currently rated below investment-grade, we are uncertain what impact, if any, the proposed changes will have on Radian Asset Assurance or Radian Group. These changes could, however, have a material adverse effect on other financial guarantors or the financial guaranty industry generally and make it more difficult for us to successfully utilize the FG Insurance Shell or further reduce our financial guaranty exposure through commutations or recaptures of business by our primary ceding customers.

Historically, our ratings have been critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. A further downgrade in these ratings or the announcement of the potential of a further downgrade, or any other concern relating to the ongoing financial strength of our insurance subsidiaries, could make it difficult or impossible for them to continue to write new, profitable business or could create a competitive advantage for other industry participants that maintain higher ratings than us.

Further, although we believe the GSEs currently are not as concerned with ratings as they have been in past periods, any additional downgrade of the insurance financial strength ratings for our mortgage insurance business could negatively impact our eligibility status with the GSEs. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” above. A ratings downgrade may also make it more difficult for us to successfully raise capital, including by limiting us to terms that are less attractive or not acceptable to us or by limiting the size of such an offering to an amount that would not be sufficient to restore or stabilize our ratings.

Because we do not establish reserves in our mortgage insurance business until a borrower has failed to make two monthly payments rather than based on estimates of our ultimate losses on non-defaulted loans, our financial statements do not reflect our ultimate expected obligation for losses on our entire portfolio of insured mortgages.

We do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product, to determine the likelihood that a default will reach claim status. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to currently non-defaulted loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As a result, future losses beyond what we have recorded in our financial statements or lower premiums than we have estimated in our premium deficiency analysis may have a material impact on future results as defaults occur.

If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income, which could hurt our capital position.

We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of future claims. Because our reserves represent only our best estimate of claims to be paid in the future, these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. The models and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme credit market volatility, as currently exists.

Many of the programs and initiatives that have been implemented to prevent or forestall foreclosures have resulted in fewer defaulted loans moving to claim, and consequently, an increase in the aging of our inventory of defaulted loans. As a result, the number of our defaulted loans that have been in default for 240 or more days, which represents our most aged category of defaulted loans, currently represents a significantly larger portion of our default inventory than has historically been the case. While these loans are generally assigned a higher loss reserve based on our belief that they are more likely to result in a claim, we also assume, based on historical trends that a significant portion of these loans will cure and not result in a claim. Given current market conditions, the limited number of cures we are currently seeing among this inventory of loans, and the significant period of time that these loans have been in default, it is possible that the ultimate cure rate for these defaulted loans will be significantly less than historical rates, and therefore, less than our current estimates of cures for this inventory of defaults. Further, the recent foreclosure moratoriums that have been imposed in response to allegations that certain mortgage servicers and other parties acted improperly in foreclosure proceedings may result in further aging of our defaulted loan portfolio, decrease claim payments for a temporary period and create additional uncertainty regarding the likelihood, magnitude and timing of anticipated losses. If our estimates are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our financial condition, capital position and operating results, as well as our ability to continue to write new business.

In addition to establishing mortgage insurance loss reserves for defaulted loans, we are required under GAAP to establish a premium deficiency reserve for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. As of December 31, 2010, a premium deficiency reserve of $10.7 million existed for our second-lien mortgage insurance business. Because our evaluation of premium deficiency is based on our best estimate of future losses, expenses and premiums, the evaluation is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our first-lien mortgage insurance business at December 31, 2010, there can be no assurance that premium deficiency reserves will not be required for this product or our other mortgage insurance products in future periods.

It also is difficult to estimate appropriate loss reserves for our financial guaranty business because of the nature of potential losses in that business, which are largely influenced by the particular circumstances surrounding each troubled credit, including the availability of loss mitigation, and therefore, our loss reserves are less capable of being evaluated based on historical assumptions or precedent. In addition, in our financial guaranty reinsurance business, we rely in part on information provided by our ceding customers in order to establish reserves. If this information is incomplete, inaccurate or untimely, our loss reserves may not be estimated accurately and could require material adjustment in future periods as new or corrected information becomes available.

Our success depends, in part, on our ability to manage risks in our investment portfolio.

Income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments. If we underestimate our policy liabilities, or if we improperly structure our investments to meet those liabilities, we could have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity. Our investments and investment policies and those of our subsidiaries are subject to state insurance laws. We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions, and our existing or anticipated financial condition and operating requirements, including the tax position, of our business segments.

Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities. Volatility or illiquidity in the markets in which we hold positions has reduced the market value of some of our investments and has caused certain other-than-temporary impairments within our portfolio, which, if this worsens substantially, could have a material adverse effect on our liquidity, financial condition and operating results. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest-Rate Risk” for a discussion regarding the sensitivity of our fixed-income securities to changes in interest rates.

Compared to historical averages, interest rates and investment yields on our investments have generally declined, which has reduced the investment income we generate. In addition, we have kept a larger portion of our investment portfolio in shorter maturity investments in order to meet the expected liquidity needs of our operating subsidiaries. This, in turn, has further reduced our investment income as interest rates on short-term investments have been minimal. We depend on our investments as a source of revenue, and a prolonged period of low investment yields would have an adverse impact on our revenues and could potentially adversely affect our results of operations.

Radian Group’s sources of liquidity may be insufficient to fund it’s obligations.

Radian Group acts principally as a holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s most significant liquidity demands for the foreseeable future include funds for (i) the payment of certain corporate expenses (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) repayment of the principal amount of our outstanding long-term debt, including the principal amount of our debentures due in June 2011, of which $160.3 million is outstanding as of December 31, 2010, $250 million in principal amount of senior notes due in each of 2013 and 2015, and $450 million in principal amount of convertible senior notes due in 2017,

(iv) payments under our tax-sharing agreement, including our current estimate of approximately $63.8 million to be paid to Radian Guaranty in October 2011, (v) potential capital support for our mortgage insurance subsidiaries, and (vi) the payment of dividends on our common stock which are currently $1.3 million per year. Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $797.5 million at December 31, 2010.

Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs or the rating agencies. In connection with a financial examination of CMAC of Texas by the Texas Department of Insurance (“TXDOI”) for the January 1, 2007 through December 31, 2008 period, the TXDOI examiners notified us that they do not agree with our statutory accounting treatment pertaining to the proposed tax adjustments resulting from the Internal Revenue Service (“IRS”) examination of Radian Group’s 2000 through 2004 tax years. See “The IRS is examining our tax returns for the years 2000 through 2007.” Based on their review at the time, the TXDOI examiners proposed a reduction to CMAC of Texas’s statutory surplus of approximately $128 million and, if such adjustment is sustained, CMAC of Texas would require additional capital support to maintain its minimum $20 million statutory surplus. Following this review by the TXDOI, we have reached a tentative settlement agreement with the IRS, which if finalized, is likely to result in a minimal statutory impact on CMAC of Texas. Due to the disagreement regarding the statutory accounting treatment for these issues, CMAC of Texas has not been able to file its 2009 annual audited statutory financial statements, which were due on June 30, 2010. The TXDOI has informed us that it does not plan to take any action with regard to CMAC of Texas not being in compliance with this filing requirement. However, given our current non-compliance, we believe the TXDOI could revoke or restrict CMAC of Texas’s ability to write new intercompany reinsurance at any time. Because CMAC of Texas provides reinsurance to Radian Guaranty, any such action could have a significant negative impact on Radian Guaranty’s risk-to-capital ratio, and consequently, its ability to write new mortgage insurance business.

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

If the cash Radian Group receives from our subsidiaries pursuant to dividend payments and expense- and tax-sharing arrangements and other sources of liquidity is insufficient for Radian Group to fund its obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, any of which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our financial condition and operating results.

For additional information regarding our liquidity demands and sources of liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our reported earnings are subject to fluctuations based on changes in our credit derivatives, trading securities, and other financial instruments that require us to adjust their fair market value as reflected on our statements of operations.

We have significant assets and liabilities that we are required (or have elected) to carry at fair value, with changes in fair market value recorded on our statements of operations each period. These assets and liabilities include our credit derivatives, trading securities, and VIE debt and related assets. Because the changes in fair value of these derivatives and other financial instruments are reflected on our statements of operations, they affect our reported earnings and create earnings volatility. Economic conditions as well as adverse capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in unrealized or realized losses.

Specifically with respect to our credit derivatives, the gains and losses on these contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate in order to estimate the fair value amounts that would be exchanged to sell an asset or transfer a liability. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many derivative products, we have had to use assumptions as to what could be realized in a current market exchange. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation or otherwise, the fair values received or paid could be materially different than those reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Instruments and Related VIE Assets/Liabilities” below.

Temporary market or credit spread changes as well as actual credit improvement or deterioration in our derivative contracts are reflected in changes in fair value of derivative instruments. Additionally, beginning in 2008, in accordance with the accounting pronouncement regarding fair value measurements, we made an adjustment to our derivative liability valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of fair value of our credit derivatives. Our five-year CDS spread has increased significantly since January 2007, and was 465 basis points as of December 31, 2010. This market perception of our high risk of non-performance has had the effect of reducing our derivative liability valuations by approximately $1.2 billion as of December 31, 2010. Perceived improvement in our financial condition could cause our CDS spread to tighten. If our CDS spread tightens significantly, and other credit spreads utilized in our fair value methodologies remained constant, our earnings could be significantly reduced. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” for a discussion regarding the sensitivity of our fair value liability to changes in credit spreads.

Our international operations subject us to risks.

We are subject to a number of risks associated with our legacy international mortgage insurance and international financial guaranty business activities, including:

•	dependence on regulatory and third-party approvals;

•	foreign governments’ monetary policies and regulatory requirements;

•	economic downturns in targeted foreign mortgage origination markets;

•	interest-rate volatility in a variety of countries;

•	political instability and risks of war, terrorism, civil disturbances or other events that may limit or disrupt markets;

•

the burdens of complying with a wide variety of foreign regulations and laws, some of which are materially different than the regulatory and statutory requirements we face in our domestic business, and which may change unexpectedly;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings; and

•	foreign currency exchange rate fluctuations.

Given our current strategic focus on domestic mortgage insurance, we have ceased writing new international business and have significantly reduced our existing international exposures. In certain cases, our ability to reduce our exposure depends on our counterparty’s ability to find alternative insurance, which opportunities are limited in the current economic environment. Accordingly, we may not be able to recover all of the capital supporting our international operations for many years, if at all, and may not recover all of such capital if losses are worse than expected. Further, any one or more of the risks listed above could limit or prohibit us from effectively running off our international operations.

On March 1, 2011, we sold our 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005 and have sold our ownership interest, under Brazilian law, it is possible that we could become liable for our proportionate share of the liabilities of the company related to the period in which we were a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. Our share of the liabilities of the company was approximately $103.4 million as of December 31, 2010.

We may lose business if we are unable to meet our customers’ technological demands.

Participants in the mortgage insurance industry rely on e-commerce and other technologies to provide and expand their products and services. Our customers generally require that we provide aspects of our products and services electronically, and the percentage of our new insurance written and claims processing that we deliver electronically has continued to increase. We expect this trend to continue and, accordingly, we may not satisfy our customers’ requirements if we fail to invest sufficient resources or otherwise are unable to maintain and upgrade our technological capabilities. This may result in a decrease in the business we receive, which could negatively impact our profitability.

Our information technology systems may not be configured to process information regarding new and emerging products.

Many of our information technology systems have been in place for a number of years and originally were designed to process information regarding traditional products. As new products with new features emerge or when we modify our underwriting standards as we have done recently, our systems may require modification in order to recognize these features to allow us to price or bill for our insurance of these products appropriately. Our systems may not be capable of recording, or may incorrectly record, information that may be important to our risk management and other functions. In addition, our customers may encounter similar technological issues that prevent them from sending us complete information about the products or transactions that we insure. Making appropriate modifications to our systems involves inherent time lags and may require us to incur significant expenses. These problems may be exacerbated if we find it necessary to write-first lien business out of Amerin Guaranty, as discussed above in “Losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty.” The inability to make necessary modifications to our systems in a timely and cost-effective manner may have adverse effects on our business, financial condition and operating results.

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

We currently are a party to material litigation as well as certain regulatory proceedings, as discussed in “Business—Regulation” and in “Legal Proceedings.” The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition, and on the trading price of our common stock. There can be no assurance that additional lawsuits, regulatory proceedings and other matters will not arise.

Recently, we have faced an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials. These discussions, if not resolved, could result in arbitration or judicial proceedings. See “Insurance rescissions and claim denials may not continue at the levels we have recently experienced and an increasing number of our lender customers are challenging our insurance rescissions and claim denials.”

There has been increased litigation in our industry relating to rescissions and denials. Although we are not a party to any material litigation relating to rescissions and denials, we cannot predict whether such actions may be brought against us and since certain litigation relates to mortgage insurance policy terms and practices that are widely used in the mortgage insurance industry, the outcome of this litigation may impact us. If this litigation results in a change in mortgage insurance policy terms and practices that are widely used by the mortgage insurance industry, including by us, or if we engage in material litigation with any customer and, as a result, the customer limits the amount of business they conduct with us or terminates our business relationship altogether, it could have a negative impact on our business and results of operations.

Our senior management and board of directors have been required to devote significant time to litigation and regulatory proceedings and will likely be required to continue to devote substantial additional time to these matters in the future. There can be no assurance that these lawsuits, regulatory investigations and other legal matters will not have a disruptive effect upon the operations of the business. In addition, we have incurred (and are likely to continue to incur), substantial expenses in connection with such matters, including substantial fees for attorneys and other professional advisors.

See also “Legislation and regulatory changes and interpretations could harm our mortgage insurance business,” “Legislation and regulatory changes and interpretations could harm our financial guaranty business” and “The IRS is examining our tax returns for the years 2000 through 2007.”

The IRS is examining our tax returns for the years 2000 through 2007.

We are currently involved in the process of contesting proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. The originally proposed adjustments relating to the 2000 through 2007 tax years, if sustained, would have increased our original tax liability for those years by approximately $128 million, in addition to any associated penalties and interest. We appealed these proposed adjustments to the IRS Office of Appeals and made “qualified deposits” with the U.S. Department of the Treasury of approximately $89 million to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.

In December 2010, we reached a tentative settlement agreement with the IRS. Under the terms of this tentative settlement agreement, we believe that we will be entitled to a return of a substantial majority of the $89 million in qualified deposits. We do not expect to execute a final closing agreement with the IRS for several months and until such time there can be no assurance that the terms of our tentative agreement with the IRS will not change materially or that we will successfully conclude a final closing agreement with respect to this matter. After discussions with outside counsel about the issues raised in the examination and the tentative settlement agreement reached, we believe that an adequate provision for income taxes has been made for potential liabilities that may result. However, if the final closing agreement differs materially from our current expectations or we are unable to enter into a final closing agreement, there could be a negative impact on our effective tax rate, results of operations and cash flows.

We may not be able to realize all of our deferred tax assets in the future.

As of December 31, 2010, before consideration of our valuation allowance, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $879.4 million. At each balance sheet date, we assess our need for a valuation allowance, and we are required to establish a valuation allowance against our DTA when we determine that it is more likely than not that all or some portion of our DTA will not be realized. We established a valuation allowance of approximately $841.5 million in the three months ended December 31, 2010, which is in addition to the $10.4 million that had previously been recorded at September 30, 2010. At December 31, 2010, our total valuation allowance is approximately $851.9 million and is equal to substantially all of our net DTA. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Based on our current projections, we believe our DTA (and the associated valuation allowance) are likely to increase. While we project long-term profitability, in light of the current economic uncertainty and continued weakness in the housing markets, it remains uncertain if and when we may return to profitability on a consistent basis. Even if we return to a period of sustained profitability, there is a risk that such period of profitability will not be long enough in duration to generate sufficient future taxable income to permit us to realize some or all of our tax benefits. Even if we were to realize our future tax benefits, the timing may be significantly delayed.

Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited under applicable tax laws.

We have generated substantial NOLs, loss carryforwards and other tax attributes for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully use these tax assets (including NOLs of approximately $2.1 billion as of December 31, 2010) will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the IRC. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382 of the IRC) in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership.

On October 8, 2009, our board of directors adopted a Tax Benefit Preservation Plan (the “Plan”), which, as amended, was approved by our stockholders at the 2010 annual meeting. We also adopted certain amendments to our amended and restated bylaws (the “Bylaw Amendment”) and our stockholders approved at the 2010 annual meeting certain amendments to our amended and restated certificate of incorporation (the “Charter Amendment”). The Plan, the Bylaw Amendment and the Charter Amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules. These provisions restrict or discourage certain transfers of our common stock that would (i) create or result in a person becoming a five-percent shareholder under Section 382 of the IRC or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382.

However, there is no guarantee that these steps will be effective in protecting our NOLs and other tax assets. The amount of our NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our NOLs and other tax assets, which could result in an increase in our liability in the future for income taxes. In addition, determining whether an “ownership change” has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the IRC and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, even though we currently have several measures in place to protect our NOLs (such as the Plan, the Bylaw Amendment and the Charter Amendment), we cannot provide any assurance that the IRS or other taxing authority will not claim that we have experienced an “ownership change” and attempt to reduce the benefit of our tax assets.

The steps we have taken to protect our NOLs may discourage transactions in our common stock or be challenged by our stockholders.

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

The rules for determining ownership for the purposes of the Plan, the Bylaw Amendment and the Charter Amendment in general track the definition of ownership for purposes of Section 382 of the IRC, which differs from the traditional concepts of beneficial ownership under the federal securities laws. Consequently, an investor in our common stock is not able to rely upon the definition of beneficial ownership under the federal securities laws in determining whether or not such investor is in compliance with the requirements of the Plan, the Bylaw Amendment and the Charter Amendment. Although the Section 382 definition of ownership generally is narrower than beneficial ownership under the federal securities laws, any ambiguity created by the differences in these definitions may discourage investments in our common stock.

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

Our mortgage insurance business may be affected by the application of federal and state consumer lending and insurance laws and regulations and by changes in these laws and regulations. See “Business—Regulation—State Regulation” and “Business—Regulation—Federal Regulation.”

In particular, our mortgage insurance business may be significantly impacted by the following:

•

The Dodd Frank Act and the rules and regulations developed pursuant to this act. See “The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses”;

•

Legislation impacting the charters or business practices of the GSEs. See “Because most of the mortgage loans we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business”;

•

Legislative reform of the U.S. housing finance system, including changes made in response to the reform proposal recently released by the Administration. See “Business—Regulation—Federal Regulation—Freddie Mac and Fannie Mae”;

•	Legislation and regulation impacting the FHA and its competitive position verses private mortgage insurers. See “Our mortgage insurance business faces intense competition”;

•

State insurance laws and regulations that address, among other items, licensing of companies to transact business, claims handling, reinsurance requirements, premium rates, policy forms offered to customers, and requirements for risk-to-capital, reserves, surplus, reinsurance and payment of dividends. See “Business—Regulation—State Regulation”;

•

The application of federal programs, such as HAMP and HARP, developed under the U.S. Treasury Department’s Homeownership Affordability and Stability Plan and other state or federal programs aimed at supporting borrowers and the housing market. See “Business—Regulation—Federal Regulation—Homeowner Assistance Programs”;

•

The application of RESPA, the Fair Credit Reporting Act and other laws to mortgage insurers, including with respect to captive reinsurance arrangements, contract underwriting services and pool insurance. See “Business—Regulation—Federal Regulation—Real Estate Settlement Practices Act of 1974 (“RESPA”) or “SAFE Mortgage Licensing Act (the “SAFE ACT”)”;

•	Federal legislation impacting the deductibility of mortgage insurance. See “Business—Regulation—Federal Regulation—Mortgage Insurance Tax Deductibility”; and

•	The implementation in the U.S. of Basel II and the new Basel III guidelines. See “The implementation of the Basel II capital accord may discourage the use of mortgage insurance.”

Any of the items discussed above could harm our operating results, financial condition and business prospects. In addition, our mortgage insurance business could be impacted by new legislation or regulations, as well as changes to existing legislation or regulations, that are not currently contemplated and which could occur at anytime.

Legislation and regulatory changes and interpretations could harm our financial guaranty business.

The laws and regulations affecting the municipal, structured finance and trade credit debt markets, as well as other governmental regulations, may be changed in ways that could adversely affect our financial guaranty business. See “The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses” below for information regarding the impact of the Dodd-Frank Act on our financial guaranty business. In addition, while we are still analyzing the potential impact, we believe it is possible that the Patient Protection and Affordable Care Act of 2010, could adversely affect some of the healthcare institutions we have insured in our public finance line of business.

At the state level, our regulators are continuing to consider modification of the laws, rules and regulations applicable to financial guarantors, including placing additional restrictions on the writing and holding of risk in the form of CDS. These legislative initiatives could result in additional constraints on our holding risk and limitations on our ability to conduct future financial guaranty business, including additional restrictions and limitations on our ability to declare dividends or more stringent statutory capital requirements for all or certain segments of our financial guaranty businesses. Any of these changes could have a material adverse effect on our business, financial condition and operating results.

The implementation of the Basel II capital accord may discourage the use of mortgage insurance.

In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (“Basel I”), which established international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, “Basel II”). Basel II has been implemented by many banks in the U.S. and many other countries in 2009 and 2010. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim.

In September 2010, the Basel Committee released Basel III guidelines, which will increase the capital requirements of certain banking organizations. Implementation of the Basel III guidelines will require formal regulations, which have not yet been proposed by the federal banking agencies and will involve a substantial phase-in period. Without more information regarding these regulations, we are not yet able to evaluate the potential effects of the Basel III guidelines on our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses.

The Dodd-Frank Act contains many new regulations and mandates additional significant rule-making by several regulatory agencies to implement its far reaching provisions. Therefore, the full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses will remain uncertain until the final rules are implemented. The Dodd-Frank Act, among other things:

•	establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law, including residential mortgages;

•

requires securitizers to retain some of the risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. The Dodd-Frank Act provides that the definition of “qualified residential mortgages” will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance. In addition, the Dodd-Frank Act authorizes regulators to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a “qualified mortgage.” Depending on whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions, this legislation (a draft rule that defines “qualified residential mortgages” is expected shortly and the final rule is required by the Dodd-Frank Act on April 17, 2011) could materially adversely affect the amount of new mortgage insurance that we write;

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

•

sets new limitations and restrictions on banking, derivatives and asset-backed securities that may make it more difficult for us to commute, restructure, hedge or otherwise mitigate losses or reduce exposure on our existing financial guaranty portfolio; and

•

establishes a Financial Stability Oversight Council, which is authorized to subject nonbank financial companies deemed systemically significant to more rigorous prudential standards and other requirements and to subject such companies to a special liquidation process outside the federal bankruptcy code, administered by the FDIC (although insurance company subsidiaries would remain subject to liquidation and rehabilitation proceedings under state law). In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council and making recommendations to the Council regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

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

We may not be successful in our efforts to develop a new financial guaranty company.

On February 1, 2011, Radian Asset Assurance signed an agreement to purchase the FG Insurance Shell, a New York domiciled financial guaranty insurance company that has not written any business, but has obtained licenses in 36 states and the District of Columbia. The acquisition, which remains subject to regulatory approval, provides Radian Asset Assurance with the flexibility to consider using the FG Insurance Shell to pursue strategic alternatives in the public finance market, including possibly partnering with third-party investors to write new public finance insurance and/or reinsuring all or a portion of Radian Asset Assurance’s existing public finance business. We expect that any such use for the FG Insurance Shell would be consistent with our ultimate goal of reducing financial guaranty exposure at Radian Asset Assurance.

We are in the early stages of exploring potential uses for the FG Insurance Shell and cannot provide any assurance that we will be successful in pursuing any strategic alternatives involving the FG Insurance Shell. The successful use of the FG Insurance Shell may depend, among other things, on our ability to: (i) attract third party investors and significant amounts of additional capital, (ii) obtain high investment-grade ratings from S&P and Moody’s, which may be more difficult to obtain from S&P in light of recent proposed changes to S&P’s ratings criteria (See “Further downgrades or potential downgrades of our credit ratings or the insurance financial strength ratings assigned to any of our mortgage insurance or financial guaranty subsidiaries are possible and could weaken our competitive position and affect our financial condition” above), and (iii) obtain the necessary regulatory approvals.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 151,697 square feet of office space and 1,240 square feet of space for data storage under a lease that expires in August 2017. In addition, we also lease the following:

•	7,314 square feet of office space in Ohio and South Carolina, serving as our mortgage insurance service center and certain on-site offices. The leases for this space expire during 2012.

•

121,093 square feet of office space for our financial guaranty operations in New York City. The lease for this space expires in 2015. We occupy 40,553 square feet of this space and sublease 80,540 square feet, including 36,140 square feet to C-BASS, 3,847 square feet to Sherman, and 40,553 square feet to Akerman Senterfitt LLP. C-BASS currently is engaged in bankruptcy proceedings. As a result, we are exploring alternative possibilities for this sublease in the event C-BASS decides not to continue in the space.

•

6,748 square feet of office space, which was used for our financial guaranty operations in London. This lease, with a term through June 2012, has been assigned to a third party. Radian Group remains as a guarantor on the lease should the assignee fail to perform.

•	Approximately 500 square feet of office space for our mortgage insurance operations in Hong Kong. The lease for this space expires on January 31, 2012.

•

27,360 square feet of office space for our data center in Dayton, Ohio. The lease for this space expires in September 2012. Under the Dayton lease, we have an early termination option that can be exercised anytime, upon 90 days notice.

We currently have an agreement with DBSI Inc., to provide a production and disaster recovery location. This agreement expires May 30, 2015.

We cannot be certain that we will be able to obtain satisfactory lease renewal terms for our operations, as necessary. We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

Item 3.	Legal Proceedings.

On June 26, 2008, we filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company (“Deutsche Bank”), FGIC, Ambac and MBIA as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million and represents the aggregate risk in force related to these policies.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represents approximately $21 million of the approximately $77 million in total claim liability. These settlements resolved the declaratory judgment action as it pertains to Ambac and MBIA, and the arbitrations commenced by Ambac and MBIA were dismissed with prejudice. An arbitration hearing with FGIC has been postponed pending settlement discussions with FGIC, which are ongoing.

On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe there are approximately 271 loans for which insurance was not reinstated. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party of interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustee of the securities as an additional plaintiff to the complaint.

On November 29, 2010, a lawsuit Moses vs. SunTrust Banks, Inc., alleged to be a class action, was filed in the Federal District Court for the District of Columbia against SunTrust Bank, its affiliates and a number of mortgage insurers, including Radian Guaranty. The complaint alleges various causes of action related to captive mortgage reinsurance arrangements with SunTrust Bank, including that the defendants violated RESPA by paying the lender’s captive reinsurer excess premiums in relation to the risk assumed by that captive. The mortgage insurer defendants demanded that the plaintiffs voluntarily dismiss from the lawsuit any mortgage insurer who has not insured the plaintiffs’ loan. The plaintiffs responded informally that they would do so in an amended complaint they intend to file sometime after March 2, 2011. Plaintiffs disclosed at the time of their response to the demand for dismissal that they intend to add another plaintiff in the amended complaint and have identified one such potential plaintiff. Radian Guaranty does not insure the loan of the original plaintiffs nor the one potential new plaintiff who has been identified. We intend to move to dismiss the claims against us in the event that the plaintiffs do not voluntarily dismiss us from the lawsuit.

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

As previously disclosed, on October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the SEC stating that the staff was conducting an investigation involving Radian Group and requesting production of certain documents. Certain of our current and former employees and directors have provided voluntary testimony in this matter, which generally related to disclosure and financial reporting by us and a co-investor regarding our respective investment in C-BASS. We received a letter from the SEC dated January 18, 2011 advising us that the investigation has been terminated and that it did not intend to recommend any enforcement action against the Company or any of our current and former employees and directors.

See also “Risk Factors—“Legislation and regulatory changes and interpretations could harm our mortgage insurance business,” “The IRS is examining our tax returns for the years 2000 through 2007” and “We are subject to the risk of private litigation and regulatory proceedings” above.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 25, 2011, there were 133,105,845 shares of our common stock outstanding and approximately 79 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2010		2009
	High	Low	High	Low
1st Quarter	$15.98	$6.11	$4.40	$0.95
2nd Quarter	18.68	4.99	3.84	1.20
3rd Quarter	9.60	6.04	12.48	1.81
4th Quarter	10.12	7.04	10.84	4.19

In 2009 and 2010, we declared quarterly cash dividends on our common stock equal to $0.0025 per share. As a holding company, Radian Group relies on its operating subsidiaries to fund its dividend payments. For more information on Radian Group’s ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 and Note 15 of Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

As of December 31, 2010, 1,101,355 shares of our common stock remain available for repurchase under a 6.0 million share repurchase program authorized in 2006. The board did not set an expiration date for this program. During 2010, we did not repurchase any of our common stock, but, as permitted under our equity plan, an aggregate of 235,224 shares of our common stock were withheld by us to satisfy the tax liability of employees resulting from the vesting of certain restricted stock awards.

Item 6.	Selected Financial Data.

The information in the following table should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2010	2009	2008	2007	2006
	(In millions, except per-share amounts and ratios)
Consolidated Statements of Operations
Net premiums earned—insurance	$825.7	$825.9	$971.8	$912.3	$907.0
Net investment income	178.8	214.2	263.0	256.1	234.3
Change in fair value of derivative instruments	(558.7)	100.0	710.9	(1,214.4)	124.9
Net (losses) gains on other financial instruments	(71.7)	168.6	(94.3)	63.0	51.4
Net impairment losses recognized in earnings	(0.1)	(9.3)	(55.2)	(9.4)	(10.6)
Gain on sale of affiliate	34.8	—	—	181.7	—
Other income	8.7	14.0	11.7	11.7	20.9
Total revenues	417.5	1,313.4	1,808.0	201.0	1,327.9
Provision for losses	1,739.2	1,337.6	2,205.3	1,308.1	369.3
Provision for premium deficiency	(14.6)	(61.5)	(108.8)	195.6	—
Policy acquisition costs	53.5	63.0	136.4	113.2	111.6
Other operating expenses	191.9	203.8	255.5	183.5	242.6
Interest expense	41.8	46.0	53.5	53.0	48.1

	2010	2009	2008	2007	2006
	(In millions, except per-share amounts and ratios)
Equity in net income (loss) of affiliates	14.7	33.2	59.8	(416.5)	257.0
Pretax (loss) income	(1,579.7)	(242.3)	(674.1)	(2,068.9)	813.3
Net (loss) income	(1,805.9)	(147.9)	(410.6)	(1,290.3)	582.2
Diluted net (loss) income per share (1)	$(15.74)	$(1.80)	$(5.12)	$(16.22)	$7.08
Cash dividends declared per share	$.01	$.01	$.045	$.08	$.08
Average shares outstanding-diluted	114.7	81.9	80.3	79.6	82.3

Consolidated Balance Sheets
Total assets	$7,620.9	$8,057.2	$8,116.1	$8,210.2	$7,960.4
Total investments	6,628.9	6,137.2	5,981.6	6,411.0	5,745.3
Unearned premiums	686.4	823.6	916.7	1,094.7	943.7
Reserve for losses and LAE	3,596.7	3,579.0	3,224.5	1,598.8	842.3
Reserve for premium deficiency	10.7	25.4	86.9	195.6	—
Long-term debt and other borrowings	964.8	698.2	857.8	953.5	747.8
VIE debt	520.1	296.1	160.0	—	—
Derivative liabilities	723.6	238.7	519.3	1,305.7	31.7
Stockholders’ equity	859.8	2,005.0	2,030.7	2,720.7	4,067.6
Book value per share	$6.46	$24.22	$25.06	$33.83	$51.23

Selected Ratios—Mortgage Insurance (2)
Loss ratio	234.0%	179.6%	250.4%	143.5%	42.9%
Expense ratio	24.0	23.2	29.3	22.4	29.2

Combined ratio	258.0%	202.8%	279.7%	165.9%	72.1%

Selected Ratios—Financial Guaranty (2)
Loss ratio	9.8%	36.2%	52.7%	50.2%	10.1%
Expense ratio	78.9	101.2	67.6	48.2	52.2

Combined ratio	88.7%	137.4%	120.3%	98.4%	62.3%

Other Data—Mortgage Insurance
Primary new insurance written	$11,558	$16,969	$32,513	$57,132	$40,117
Direct primary insurance in force	129,566	144,268	155,239	143,066	113,903
Direct primary risk in force	31,461	33,765	34,951	31,622	25,311
Total pool risk in force	2,453	2,698	2,950	3,004	2,991
Total other risk in force (3)	455	1,000	5,119	10,511	10,322
Persistency (12 months ended)	81.8%	82.0%	85.8%	75.4%	67.3%

Other Data—Financial Guaranty (4)
Net premiums earned	$86	$101	$163	$133	$132
Net par outstanding	78,756	87,420	100,726	116,022	103,966
Net debt service outstanding	101,169	110,208	138,431	164,347	143,728

(1)	Diluted net (loss) income per share and average share information in accordance with the accounting standard regarding earnings per share.
(2)	Calculated using amounts determined under GAAP, using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses, excluding merger expenses, to calculate the expense ratio as a percentage of net premiums earned. The 2008 expense ratio for our mortgage insurance segment includes the write-off of $50.8 million of deferred policy acquisition costs as a result of the establishment of a first-lien premium deficiency reserve. The financial guaranty expense ratio increased in the last three years due to our discontinuation of new business writings in 2008 and the recaptures of reinsurance business by certain of our primary reinsurance customers noted in (4) below.
(3)	Consists mostly of international insurance risk, second-lien mortgage insurance risk and other structured mortgage-related insurance risk.
(4)	Reflects the recaptures of reinsurance business by certain of our financial guaranty ceding companies in 2008 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Traditional Mortgage Insurance. Our mortgage insurance segment, through Radian Guaranty, offers primary mortgage insurance coverage on residential first-lien mortgages (“first-lien”). At December 31, 2010, primary insurance on first-liens made up approximately 92.8% of our total first-lien mortgage insurance risk in force. We also offer pool insurance on first-liens on a limited basis. Pool insurance comprised approximately 7.2% of our total first-lien mortgage insurance risk in force at December 31, 2010.

Non-Traditional Mortgage Credit Enhancement. In addition to traditional mortgage insurance, in the past, we used Radian Insurance and Amerin Guaranty to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages (“second-lien”), credit enhancement on net interest margin securities (“NIMS”), credit default swaps (“CDS”) on domestic and international mortgages, and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional” or “other risk”). We stopped writing all non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008.

Financial Guaranty

Our financial guaranty segment has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty. In the past, we also wrote financial guaranty business internationally through Radian Asset Assurance Limited (“RAAL”), an insurance company licensed in the United Kingdom and a subsidiary of Radian Asset Assurance. All of our exposure written through RAAL has been novated to Radian Asset Assurance or commuted, and we placed RAAL into liquidation in 2010. We expect the liquidation of RAAL to be completed during 2011.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Traditionally, investors have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation. Market developments, including ratings downgrades of most financial guaranty insurance companies (including Radian Asset Assurance), have significantly reduced the benefits of financial guaranty insurance, particularly certain forms of financial guaranty structured finance transactions.

We have provided direct financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or a CDS. Both forms of credit enhancement provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. By providing protection through CDS, we were able to participate in transactions involving asset classes (such as corporate collateralized debt obligations (“CDOs”)) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires similar underwriting and surveillance.

We have historically offered the following financial guaranty products:

•

Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions, enterprises such as public and private higher education institutions and health care facilities and infrastructure, project finance and private finance initiative assets in sectors such as airports, education, healthcare and other infrastructure projects;

•

Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that collateralize or underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, trust preferred securities (“TruPs”), diversified payment rights (“DPR”), a variety of consumer loans, equipment receivables, real and personal property leases, or a combination of asset classes, or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses;

•	Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations.

In 2008, in light of market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries, we discontinued writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Following this decision, we reduced our financial guaranty operations, including a significant reduction in our financial guaranty workforce. Since 2008, we have also reduced our financial guaranty exposures through commutations in order to eliminate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate the potential access to that capital.

We continue to explore ways to maximize the value of our existing insured financial guaranty portfolio, including the possibility of partnering with third-parties to utilize all or a portion of the portfolio as a platform for writing new public finance and infrastructure business, as well as other possible ways to leverage the portfolio. On February 1, 2011, Radian Asset Assurance signed an agreement to purchase Municipal and Infrastructure

Assurance Corporation (the “FG Insurance Shell”), a New York domiciled financial guaranty insurance company that has not written any business, but has obtained licenses to do so in 36 states and the District of Columbia. The acquisition, which remains subject to regulatory approval, provides Radian Asset Assurance with the flexibility to consider using the FG Insurance Shell to pursue strategic alternatives in the public finance market, including possibly partnering with third-party investors to write new public finance insurance and/or reinsuring all or a portion of Radian Asset Assurance’s existing public finance business. We are in the early stages of exploring these potential uses, and expect that any new initiative for the FG Insurance Shell would be consistent with our ultimate goal of reducing our financial guaranty exposure. The expected purchase price of approximately $82 million is $7 million above the value of the statutory capital base of the FG Insurance Shell, consisting of approximately $75 million of cash, cash equivalents and treasury securities.

Financial Guaranty Exposure Subject to Recapture or Termination. As a result of multiple ratings downgrades of Radian Asset Assurance, approximately $57.9 billion of our total net par outstanding as of December 31, 2010 (representing 73.5% of financial guaranty’s total net par outstanding), remains subject to recapture or termination at the option of our primary reinsurance customers and credit derivative counterparties.

If all of our direct insurance that is subject to termination was terminated as of December 31, 2010, our net par outstanding would have been reduced by $34.3 billion, with a corresponding decrease in unearned premium reserves of $8.7 million and a decrease in the present value of expected future installment premiums of $114.2 million. Net unrealized losses on derivatives and VIEs of $729.3 million would also have been reversed had these transactions been terminated as of December 31, 2010. If any of our derivative transactions were terminated by our credit derivative counterparties, such terminations would not have resulted in a payment by either party.

If all of our reinsurance that is subject to recapture was recaptured as of December 31, 2010, our net par outstanding would have been reduced by $23.6 billion and the pre-tax impact on our financial statements would have been as follows:

Statement of Operations (In millions)
Decrease in assumed premiums written	$(248.5)

Decrease in net premiums earned	$(34.8)
Increase in change in fair value of derivative instruments—gain	26.3
Decrease in policy acquisition costs	4.1
Decrease in provision for losses	7.5

Increase in pre-tax income	$3.1

Balance Sheet (In millions)
Decrease in:
Cash	$176.5
Deferred policy acquisition costs	71.4
Accounts and notes receivable	32.3
Derivative assets	1.5
Unearned premiums	213.7
Reserve for losses and loss adjustment expenses (“LAE”)	43.4
Derivative liabilities	27.7

Assuming all of this reinsurance business was recaptured as of December 31, 2010, Radian Asset Assurance’s statutory surplus would have increased by approximately $164.4 million, primarily as a result of the release of contingency reserves. The net present value of installment premiums on derivative contracts would have decreased by $4.9 million.

While our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties, because we have entered into multiple treaties with each customer, it is possible that a customer may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. This selective recapture, if it occurs, could potentially leave us with risk that is more concentrated in troubled asset classes.

Financial Services

At December 31, 2010, our financial services segment consisted solely of our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company that we wrote off completely in 2007, and that filed for Chapter 11 bankruptcy protection on November 12, 2010.

Historically, C-BASS operated as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. We recorded a full write off of our equity interest in C-BASS in the third quarter of 2007 and wrote off a $50 million credit facility with C-BASS in the fourth quarter of 2007.

As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no continuing interest of value in C-BASS. The effect of C-BASS on our financial position and results of operations as of and for the years ended December 31, 2010, 2009 and 2008, was negligible. We have no contractual obligations to C-BASS or its creditors to fund C-BASS’s shareholders’ deficit or any other of its obligations. The likelihood that we will recover any of our investment is extremely remote. Accordingly, we believe it is extremely unlikely that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operation or cash flows at any time in the future.

On May 3, 2010, Radian Guaranty sold to Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, all of its remaining 28.7% equity interest in Sherman for approximately $172 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. As a result of the sale, in the second quarter of 2010, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million, and a pre-tax decrease in accumulated comprehensive income of $29.7 million. In addition, under the Sherman Purchase Agreement, we agreed to terminate certain rights, including our right to a future contingent payment from a previous sale of our interest in Sherman.

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. While the improved credit quality of new mortgage insurance business writings continued in 2010, the ongoing downturn in the housing and related credit markets, characterized by a decrease in mortgage originations, decline in home prices in certain markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. There is a great deal of uncertainty regarding our ultimate loss performance. The possibility that the United States (“U.S.”) economy may not recover from the most recent recession or may reenter a recessionary period following a brief period of stabilization or growth, the lack of meaningful liquidity in some sectors of the capital and credit markets, the potential for continued high unemployment and limited home price appreciation or further depreciation may add further stress on the performance of our insured assets.

Mortgage Insurance

•

Defaults. Our first-lien primary default rate at December 31, 2010 was 16.46%, compared to 17.99% at December 31, 2009. Our primary default inventory decreased by 17.5% during 2010. Despite this positive trend, which is primarily the result of a decrease in new defaults, an increase in the curing of defaults (“cures”) and an increase in claims paid, our overall primary default rates continue to remain elevated due to high unemployment and continued weakness in the U.S. housing and mortgage credit markets. Defaults have remained at elevated levels across all our mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. In addition, a slowdown in mortgage foreclosures, and consequently a slowdown in claims submitted to us, has contributed to the sustained high level of our default inventory, mainly due to the foreclosure moratoriums imposed by various government entities and lenders, and due to prolonged modification programs for certain delinquent loans. This has resulted in more defaults remaining unresolved for a longer period than has historically been the case.

This slowdown in claims is further exacerbated by foreclosure moratoriums imposed by certain servicers that are related to allegations that servicers and other third parties acted improperly in foreclosure proceedings. See “Risk Factors—Foreclosure moratoriums may extend the period of time that a loan remains in our delinquent loan inventory and increase the severity of claims we are required to pay once the moratoriums expire.” Overall, the underlying trend of high defaults continues to be primarily driven by the poor performance of our 2005 through 2008 books of business. We believe that a return to sustained profitability in our mortgage insurance business is largely dependent upon a significant further reduction in the number of new primary, first-lien defaults. While we expect new primary, first-lien defaults to continue to decrease throughout 2011 and in future years, based on the current pace of this decrease, we do not expect our mortgage insurance business to be profitable in 2011.

•

Provision for Losses. Our mortgage insurance provision for losses was $1,730.8 million for 2010. Our loss provision for 2010 was positively impacted by a decrease in new default notices received during 2010 compared to 2009. This impact was offset, however, by an increase in the rate at which defaults move to claim (“default to claim rate”), an increase in the expected payment amount (“severity”) of expected pool insurance claims and the breach of subordination levels for certain pool insurance structured transactions in which we are in a second loss position. The severity of pool insurance claims has increased significantly in 2010, and is reflected by first-lien reserves per pool default increasing to $24,911 per pool loan at December 31, 2010, from $16,118 at December 31, 2009. See “Risk Factors—A large portion of our mortgage insurance risk in force consists of higher risk loans, such as high-LTV and non-prime loans, as well as pool mortgage insurance.” While there has been continued slowing in the rate at which later stage defaults become submitted claims, the estimated default to claim rate increased slightly during 2010, mainly due to the aging of our default inventory and a decrease in our estimate of future insurance rescission and claim denials.

Our mortgage insurance reserve for losses continues to be positively impacted by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud, underwriters’ negligence or other factors. Our current level of rescissions and denials is significantly higher than historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our efforts to examine more claims. We expect the level of rescissions and denials to continue to remain elevated from historical levels as long as our 2005 through 2008 insurance policies comprise the majority of our default inventory. See “Risk Factors—Insurance rescissions and claim denials may not continue at the levels we have recently experienced and an increasing number of our lender customers are challenging our insurance rescissions and claim denials.”

•

Claims paid. Total mortgage insurance claims paid in 2010 were $1,258.0 million. Claims paid for 2010 included a net reduction of $90.4 million related to the net impact of recoveries from the termination of captive reinsurance transactions and payments made in connection with the termination of certain first- and second-lien structured transactions (see below). Foreclosure moratoriums and loan modification programs aimed at mitigating the housing downturn have reduced the number of defaults going to claim. We cannot be certain of the ultimate impact of these programs on our business, results of operations, or the timing of this impact. Some of the foreclosure moratoriums related to foreclosure documentation may further delay our receipt of claims. In 2011, we expect to pay total claims, including first- and second-liens, of approximately $1.7 billion, although foreclosure moratoriums and the reduction in claims received contribute further uncertainty to this estimate.

•

New Insurance Written. We wrote $11.6 billion of primary mortgage insurance during 2010, representing a decrease of 31.9% compared to primary mortgage insurance written in 2009. This decrease is mainly the result of an overall smaller mortgage market, increased competition from the Federal Housing Administration (“FHA”), which is currently insuring 80.2% of the total insured mortgage market (significantly more than before the recent economic downturn), our more restrictive underwriting guidelines and the limited secondary market for mortgage securitizations (other than the GSEs). We have been more aggressively marketing our product offerings that favorably compete with the FHA prices in order to gain market share back from the FHA. While the private mortgage insurance industry has made some progress in recapturing business from the FHA in 2010, including as a result of the FHA’s raising pricing in 2010, the FHA’s market share remains historically high, and this competition, in conjunction with the other factors identified above, is likely to continue to negatively affect the volume of our new insurance written.

Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, the credit profile of our mortgage insurance portfolio has improved. For 2010 and 2009, almost all of our new business production was categorized as prime business. In addition, Fair Isaac and Company (“FICO”) scores for the borrowers of these insured mortgages have increased, while the loan-to-value (“LTV”) on these mortgage loans has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgage loans that we are insuring.

•

Terminations. In 2009, we began pursuing opportunities to reduce our legacy mortgage insurance portfolio and non-traditional mortgage insurance risk in force. We executed upon this strategy through a series of commutations, transaction settlements and terminations, including the following notable transactions during 2010:

•

In January, we settled with a counterparty on approximately $21 million of second-lien risk in force for a payment of $11.8 million. We recorded a reduction in our reserve for losses in the fourth quarter of 2009 related to this termination payment. There was no impact on our 2010 pre-tax income as a result of this termination.

•

In the first quarter, we paid $80 million to terminate certain structured transactions, comprising $102 million of modified pool risk in force. Because the existing aggregate loss reserves for these transactions were $89 million, these terminations resulted in approximately $9 million of pre-tax income. These transactions had the effect of reducing our primary insurance in force by $2.6 billion, and reduced our primary default count by 4,429 loans.

•

In the third quarter, we paid $142.8 million to terminate two structured transactions, consisting of $187.8 million of first-lien risk in force. Because the existing aggregate loss reserves for these transactions were $159.7 million, these terminations resulted in approximately $17 million of pre-tax income. These transactions had the effect of reducing our primary insurance in force by $3.6 billion, and reduced our primary default count by 4,325 loans.

•

During the year, in order to mitigate future expected losses, we purchased approximately $198.5 million face value of our insured NIMS bonds at a purchase price of $169.6 million, which approximated the recorded fair value liability for these transactions at the date of purchase. As such, the termination had a negligible impact on our results of operations in 2010.

Financial Guaranty

•

Net Par Outstanding. Our financial guaranty net par outstanding was $78.8 billion as of December 31, 2010, compared to $87.4 billion at December 31, 2009. The reduction in net par outstanding was primarily due to counterparties exercising their early termination rights, prepayments (“refundings”) of public finance transactions, negotiated settlements of certain CDOs, a commutation of reinsurance exposure and the amortization or scheduled maturity of our insured portfolio. In light of our decision in 2008 to discontinue writing new financial guaranty business, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to proactively reduce our financial guaranty risk in force.

•

Credit Performance. While we experienced improvement in our claims paid and provision for losses in 2010 compared to 2009, there continues to be deterioration in the internal ratings of certain portions of our insured portfolio. The percentage of credits internally rated below investment grade (“BIG”) increased to 6.2% of our net par outstanding at December 31, 2010 from 5.5% at December 31, 2009, while the percentage of internally rated AAA credits in our portfolio increased to 43.0% of our net par outstanding at December 31, 2010 from 41.2% at December 31, 2009. The increase in the percentage of BIG credits was primarily due to credit deterioration in the second-to-pay collateralized loan obligations (“CLO”), one project finance credit and, to a lesser extent, the Alternative A (“Alt-A”) residential mortgage-backed securities (“RMBS”) segments of our insured portfolio.

•

Public Finance. Our public finance insured portfolio continues to experience stress from the general economic downturn, with the greatest level of stress continuing in the healthcare and long-term care sectors. Although we have seen some stabilization and modest improvement in the performance of some healthcare credits in the portfolio, the outlook for credit performance for the healthcare sector remains challenging, particularly due to uncertainty regarding the future of healthcare reform and state and federal funding for healthcare expenditures. We have observed an increase in refundings of our public finance exposure in 2010 (in particular within our investment-grade healthcare and long-term care sectors); however, we do not expect the same level of refundings in 2011 as a result of the expiration of certain laws that provided issuers with incentives to refinance and anticipated increases in interest rates that issuers will be required to pay in future offerings.

We may experience future credit deterioration and municipal defaults in our government-related insured credits, as the difficulties experienced by government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations continue to strain municipalities and their public authorities. To date, the states and municipalities included within our government-related insured credits have generally been able to withstand this stress. As of December 31, 2010, 95.4% of our insured public finance portfolio was rated investment grade (at least BBB-) internally, compared to 96.5% as of December 31, 2009. The small decline in the percentage of our public finance portfolio rated investment grade was primarily due to a downgrade of one transaction within our project finance sector.

•

Structured Finance. We saw signs of credit improvement in our structured finance portfolio in 2010. We experienced significantly fewer defaults in the collateral underlying our corporate CDOs in 2010 (three in 2010, compared to 11 in 2009). While the subordination and interest coverage ratio levels in many of our insured TruPs CDOs were further reduced in 2010, we also began to see some stabilization and positive developments in the collateral pools of our insured TruPs CDOs, with some issuers of TruPs having benefited from earnings growth and greater access to the capital markets. The internal ratings of two directly insured TruPs bonds that were rated BIG as of December 31, 2009, were upgraded to BBB during 2010, due to improved collateral performance. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding material changes in the credit performance of our insured TruPs CDO portfolio.

With respect to other portions of our structured finance insured portfolio, there was some credit deterioration during 2010, primarily in our CDOs of commercial mortgage-backed securities (“CMBS”) transactions, and to a lesser extent, in our domestic non-CDO RMBS. We downgraded two of our CDOs of CMBS transactions in 2010 to AA and BBB. Total average delinquencies in the CMBS collateral pools underlying our CMBS tranches increased significantly in 2010. In addition, the portion of our non-CDO Alt-A RMBS portfolio that is BIG increased during 2010, from 47.4% to 81.0%, and the portion of our net par outstanding to domestic non-CDO RMBS that is BIG increased during 2010 from 48.9% to 58.8%.

Results of Operations

Our results of operations were significantly impacted by a valuation allowance of $841.5 million recognized in the fourth quarter of 2010 against our deferred tax assets (“DTA”), which represented almost the entire asset balance. The valuation allowance is primarily a result of our history of losses, including our significant loss in the fourth quarter of 2010, and the uncertainty of our future results. While we continue to expect a return to profitability in the long-term, this turnaround remains uncertain based on macroeconomic factors such as the slower-than-expected pace of the economic recovery as well as the ultimate timing and magnitude of our losses. If we return to a period of sustained profitability, as we currently expect, all or a portion of this valuation allowance would be reversed.

Our results for 2010 were also negatively impacted by the change in fair value of derivative instruments, which occurred primarily as a result of our five-year CDS spread tightening by 70% from December 2009. Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our expected ultimate net credit loss payments with respect to these obligations.

Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) that we expect to pay in claims with respect to our insured credit derivatives and net variable interest entity (“VIE”) liabilities. The fair value of these obligations is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction specific conditions and factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. However, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of gains or losses and the reversal of unrealized gains or losses.

The following table summarizes the fair value amounts reflected on our consolidated balance sheet at December 31, 2010, related to these instruments and the present value of our estimated credit loss payments on these instruments.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Trading securities	$—	$83.2	$83.2
Derivative assets	11.7	14.5	26.2
Other assets	—	112.3	112.3

Total assets	11.7	210.0	221.7

Derivative liabilities	—	723.6	723.6
VIE debt-at fair value	141.0	379.1	520.1
Accounts payable and accrued expenses	—	0.8	0.8

Total liabilities	141.0	1,103.5	1,244.5

Total fair value net liabilities	$129.3	$893.5	$1,022.8

Present value of estimated credit loss payments (1)	$136.2	$372.4	$508.6

(1)	Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions where we currently anticipate paying net losses, calculated using a discount rate ranging from 2.4% to 3.0%, which represents our current investment yield. At a discount rate of 5%, our estimated credit loss payments would decrease by approximately $136.8 million to $371.8 million, with most of this decrease related to financial guaranty derivatives and VIEs.

Results of Operations—Consolidated

The following table summarizes our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008 ($ in millions):

	Year Ended December 31			% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net loss	$(1,805.9)	$(147.9)	$(410.6)	n/m	(64.0)%
Net premiums written-insurance	691.9	443.8	816.9	55.9%	(45.7)
Net premiums earned-insurance	825.7	825.9	971.8	n/m	(15.0)
Net investment income	178.8	214.2	263.0	(16.5)	(18.6)
Change in fair value of derivative instruments	(558.7)	100.0	710.9	n/m	(85.9)
Net (losses) gains on other financial instruments	(71.7)	168.6	(94.3)	n/m	n/m
Net impairment losses recognized in earnings	(0.1)	(9.3)	(55.2)	(98.9)	(83.2)
Gain on sale of affiliate	34.8	—	—	n/m	n/m
Other income	8.7	14.0	11.7	(37.9)	19.7
Provision for losses	1,739.2	1,337.6	2,205.3	30.0	(39.3)
Provision for premium deficiency	(14.6)	(61.5)	(108.8)	(76.3)	(43.5)
Policy acquisition costs	53.5	63.0	136.4	(15.1)	(53.8)
Other operating expenses	191.9	203.8	255.5	(5.8)	(20.2)
Interest expense	41.8	46.0	53.5	(9.1)	(14.0)
Equity in net income of affiliates	14.7	33.2	59.8	(55.7)	(44.5)
Income tax provision (benefit)	226.2	(94.4)	(263.6)	n/m	(64.2)

n/m—not meaningful

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Loss. The increase in our net loss for 2010, compared to 2009, mainly resulted from the establishment of a valuation allowance against our DTA, an increase in the provision for losses, unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments.

Net Premiums Written and Earned. Net premiums written in 2010 increased from 2009. For 2009, new premiums written were negatively impacted by $185.6 million due to the commutation of $9.8 billion in net par outstanding. For 2010, net premiums earned decreased slightly compared to 2009, as a result of a decline in net premiums earned in our financial guaranty segment, partially offset by an increase in net premiums earned in our mortgage insurance segment. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Net Premiums Written and Earned” and “Results of Operations—Financial Guaranty—Year Ended December 31, 2010, Compared to Year Ended December 31, 2009—Net Premiums Earned” below for further information.

Net Investment Income. The decrease in net investment income during 2010, compared to 2009, is primarily due to lower yields in our investment portfolio as a result of a continued reallocation of the investment portfolio to shorter-term investments in anticipation of increasing claim payments in our mortgage insurance segment. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments. The components of the (losses) gains included in change in fair value of derivative instruments for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2010	2009	2008
Net premiums earned—derivatives	$47.1	$55.7	$80.1
Financial Guaranty credit derivative liabilities	(583.2)	118.0	445.5
Financial Guaranty VIE derivative liabilities	(14.5)	—	—
NIMS	(0.9)	(6.2)	117.9
Mortgage insurance domestic and international CDS	—	(4.8)	(36.7)
Put options on Money Market Committed Preferred Custodial Trust Securities (“CPS”)	(6.1)	(56.2)	109.3
Other	(1.1)	(6.5)	(5.2)

Change in fair value of derivative instruments	$(558.7)	$100.0	$710.9

See “Results of Operations—Financial Guaranty—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Change in Fair Value of Derivative Instruments” below for further information.

As a result of the consolidation in 2010 of certain VIEs in which we are the primary beneficiary, amounts which had previously been reported in change in fair value of derivative instruments are currently reported as change in fair value of VIE debt, which is included in net (losses) gains on other financial instruments.

The unrealized losses experienced during 2010 are primarily due to the significant tightening of our CDS spread. The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities, as well as net VIE liabilities (in aggregate by type, excluding assumed financial guaranty derivatives) presented in our consolidated balance sheets. The five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific fair value liabilities is typically based on the remaining term of the instrument.

	December 31 2010	December 31 2009	December 31 2008	January 1 2008
Radian Group five-year CDS spread	465	1,530	2,466	628
(in basis points)

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Corporate CDOs	$(387.1)	$281.5	$(105.6)
Non-Corporate CDO-related	(1,696.2)	934.1	(762.1)
NIMS-related	(134.1)	4.8	(129.3)

Total	$(2,217.4)	$1,220.4	$(997.0)

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2009	Impact of Radian Non-Performance Risk December 31, 2009	Fair Value Liability Recorded December 31, 2009
Corporate CDOs	$(631.5)	$629.0	$(2.5)
Non-Corporate CDO-related	(1,924.8)	1,730.9	(193.9)
NIMS-related and other	(384.5)	108.7	(275.8)

Total	$(2,940.8)	$2,468.6	$(472.2)

Net (Losses) Gains on Other Financial Instruments. The components of the net (losses) gains on other financial instruments are as follows:

	Year Ended December 31
(In millions)	2010	2009	2008
Net gains (losses) related to change in fair value of trading securities	$78.6	$56.4	$(144.2)
Net realized gains on investments	61.3	200.8	34.5
Gain on the repurchase of long-term debt	2.5	12.0	—
Net (losses) gains related to NIMS VIE debt	(39.6)	(99.3)	15.4
Loss related to CPS VIE	(25.7)	—	—
Loss related to change in fair value of Financial Guaranty VIE debt	(143.5)	—	—
Other	(5.3)	(1.3)	—

Net (losses) gains on other financial instruments	$(71.7)	$168.6	$(94.3)

The results for 2010 were driven by losses on financial guaranty VIE debt. As a result of the adoption in 2010 of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we identified and consolidated additional VIEs with the related fair value gains (losses) recorded in this line item. Also negatively impacting the results for 2010, were losses related to NIMS VIE debt. The losses on our VIE debt were primarily caused by a tightening in Radian Group’s CDS spread during the year, which had the effect of increasing the fair value liabilities of our VIEs. Our CDS spreads also tightened during 2009. Partially offsetting these losses in 2010 were realized gains on investments, with the majority of gains occurring as a result of sales from our trading portfolio, in connection with the strategic repositioning of our investment portfolio from tax advantaged securities to securities that provide taxable investment income, and for which we recorded unrealized gains as a result of positive market conditions. New investments acquired during 2010 have all been classified as trading securities. During 2010, total gains (losses) on sales and redemptions of investments were $165.0 million and $(103.7) million, respectively.

Net Impairment Losses Recognized in Earnings. Net impairment losses for 2010 compared to 2009 included a lesser amount of impairments on fixed-maturity investments available for sale and equity securities available for sale.

Gain on Sale of Affiliate. The gain on sale of affiliate for 2010 resulted from the sale of our remaining equity interest in Sherman on May 3, 2010.

Other Income. The decrease in other income for 2010 compared to 2009, is due to a decline in contract underwriting income, resulting from the overall decline in mortgage origination volume.

Provision for Losses. The provision for losses increased during 2010 compared to 2009, primarily due to an increase in our mortgage insurance provision for losses, slightly offset by a decrease in our financial guaranty provision for losses. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Provision for Losses” and “Results of Operations—Financial Guaranty—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Provision for Losses” below for further information.

Provision for Premium Deficiency. We reassess our expectations for premiums, losses and expenses for our mortgage insurance business at least quarterly and record or adjust the premium deficiency reserve, as necessary, as actual losses are incurred and premiums are received. For 2010, the reserve for second-lien premium deficiency was impacted by the transfer of premium deficiency reserves to loss reserves and by updates to assumptions underlying our loss estimates.

Policy Acquisition Costs. Policy acquisition costs decreased during 2010 as compared to 2009, due to a decrease in policy acquisition costs in our financial guaranty segment, which was partially offset by an increase in policy acquisition costs in our mortgage insurance segment. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Policy Acquisition Costs” and “Results of Operations—Financial Guaranty—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Policy Acquisition Costs” below for further information.

Other Operating Expenses. The decrease in other operating expenses in 2010 compared to 2009 was the result of (i) a $12 million decrease in severance, (ii) a $7 million decrease in salaries, and (iii) a $3 million decrease in rent expense. These decreases were partially offset by a $5 million increase in cash and stock-based compensation and a $2 million increase in mortgage insurance sales commissions.

Interest Expense. These amounts reflect interest on our long-term debt and, in 2009, interest on our revolving credit facility. In November 2010, we issued $450 million of convertible senior notes due November 2017 which increased our interest expense. In January 2010 and August 2009, we repurchased approximately $31.9 million and $57.7 million, respectively, of outstanding principal amount of our 7.75% debentures due June 2011. On August 6, 2009, we terminated our revolving credit facility and paid down the remaining balance of $100 million. These transactions reduced interest expense in 2010 and 2009. See Note 13 of Notes to Consolidated Financial Statements.

Equity in Net Income of Affiliates. See “Results of Operations—Financial Services” below.

Income Tax Provision (Benefit). We had an income tax provision of $226.2 million for 2010, compared to an income tax benefit of $94.4 million for 2009. The income tax provision for 2010 was primarily impacted by the recording of a valuation allowance against our DTA, tax exempt interest income, the tax impact relating to our foreign subsidiary operations and the impact of our accounting for uncertain income tax positions.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Loss. Our results for 2009 were positively affected by the increase in net gains on other financial instruments as a result of realized gains on sales of securities and a significant reduction in our mortgage insurance provision for losses. Partially offsetting these improvements in 2009 was a decrease in change in fair value of derivative instruments due primarily to the prospective implementation of the accounting standard regarding fair value measurements in 2008, for which we recorded a significant gain in 2008.

Net Premiums Written and Earned. Premiums written and earned in our mortgage insurance segment decreased as a result of an industry-wide decline in the amount of new mortgage insurance written, and also due to increased estimates of premium refunds associated with our expectation of increased rescissions. Premiums written and earned in our financial guaranty business decreased as a result of the commutation of $9.8 billion of net par outstanding in 2009, and also due to the fact that we discontinued writing new financial guaranty business in the second half of 2008.

Net Investment Income. This decrease in net investment income was due to a decrease in yields on invested assets, primarily as a result of a significant reallocation of our investment portfolio to shorter term investments in anticipation of increasing claim payments in our mortgage insurance segment. In addition, assets were reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration in a lower rate environment.

Change in Fair Value of Derivative Instruments. The decrease in gain on the change in fair value of derivative instruments in 2009 resulted from the tightening of credit spreads on our insured transactions, which produced unrealized gains, partially offset by the tightening of our CDS spread, which resulted in unrealized losses. In 2008, our CDS credit spread widened, as did the credit spreads on the underlying collateral, which resulted in large unrealized losses, but was offset by the adoption, in 2008, of a new accounting standard that impacted our fair valuation, as it incorporated the market’s perception of non-performance risk into our valuation methodology and resulted in large unrealized gains.

Net Gains (Losses) on Other Financial Instruments. Net gains on other financial instruments increased during 2009, as we made the decision to opportunistically realize gains in the investment portfolio, primarily through the sale of taxable bonds, convertible securities and municipal bonds.

Net Impairment Losses Recognized in Earnings. Net impairment losses for 2009, compared to 2008, included lower impairments on fixed maturity investments available for sale and equity securities available for sale.

Other Income. Other income was higher in 2009 compared to 2008, due to an increase in pricing on our contract underwriting services in our mortgage insurance business.

Provision for Losses. The provision for losses for 2009 decreased from the comparable period of 2008, due to a decrease in both our mortgage insurance and financial guaranty provision for losses. The provision for losses in our mortgage insurance segment decreased as a result of increased levels of estimated insurance rescissions and denials. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2009 Compared to Year Ended December 31, 2008—Provision for Losses” below for further information. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2009 Compared to Year Ended December 31, 2008—Provision for Losses” below for further information regarding the decrease in our financial guaranty provision for losses.

Provision for Premium Deficiency. In 2009 and 2008, we recorded a decrease in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves and changes in estimates due to the settlement of certain second-lien transactions at less than our estimates of reserves.

Policy Acquisition Costs. Policy acquisition costs for 2009 reflect the write-off of $8.9 million of deferred policy acquisition costs in connection with the commutation of $9.8 billion of financial guaranty net par outstanding. Policy acquisition costs for 2008 reflect the write-off of $50.8 million of deferred policy acquisition costs on our domestic first-lien mortgage insurance business originated prior to July 2008, in connection with the establishment of a first-lien premium deficiency reserve for this business.

Other Operating Expenses. The decrease in other operating expenses in 2009 compared to 2008 resulted from (i) a $28.6 million reduction in employee compensation costs, (ii) an $11.6 million decrease in contract underwriting related expenses, (iii) a $5.0 million decrease in audit and legal fees and (iv) a decrease in compensation expense related to our stock– and cash–based performance plans that are correlated to our stock price.

Interest Expense. Interest expense for 2009 decreased compared to 2008, due to the termination in August 2009 of our revolving credit facility and repayment of the remaining balance of $100 million. In 2008, we reduced the amount of this credit facility by $100 million, which further reduced our interest expense in 2009 related to the facility. In addition, during 2009, we repurchased approximately $57.7 million of outstanding principal amount of our 7.75% debentures due in 2011.

Equity in Net Income of Affiliates. Equity in net income of affiliates reflects reduced business volumes from Sherman’s credit card origination business, which led to a decrease in revenues.

Income Tax Benefit. The consolidated effective tax rate was 39.0% for 2009, compared to 39.1% for 2008. The consolidated effective tax rate for 2009 was impacted by a decrease in income generated from tax-advantaged investment securities and a reduction in our tax expense related to foreign, state and local taxes. Our 2009 and 2008 consolidated effective tax rates also reflect the increase in tax expense relating to uncertainty in income taxes.

Results of Operations—Mortgage Insurance

The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2010, 2009 and 2008 ($ in millions):

	Year Ended December 31			% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net loss	$(1,143.2)	$(337.8)	$(784.6)	n/m	(56.9)%
Net premiums written-insurance	699.9	630.1	787.2	11.1%	(20.0)
Net premiums earned-insurance	739.6	724.4	808.8	2.1	(10.4)
Net investment income	104.0	129.9	154.6	(19.9)	(16.0)
Change in fair value of derivative instruments	32.4	(14.4)	102.2	n/m	n/m
Net gains (losses) on other financial instruments	35.9	65.6	(62.9)	(45.3)	n/m
Net impairment losses recognized in earnings	(0.1)	(9.3)	(20.2)	(98.9)	(54.0)
Other income	7.2	12.3	11.1	(41.5)	10.8
Provision for losses	1,730.8	1,300.8	2,090.8	33.1	(37.8)
Provision for premium deficiency	(14.6)	(61.5)	(108.8)	(76.3)	(43.5)
Policy acquisition costs	36.1	27.6	89.1	30.8	(69.0)
Other operating expenses	141.2	140.5	155.4	0.5	(9.6)
Interest expense	11.7	15.4	27.6	(24.0)	(44.2)
Income tax provision (benefit)	157.1	(176.4)	(476.0)	n/m	(62.9)

n/m—not meaningful

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Loss. The increase in net loss for 2010, compared to 2009, was primarily the result of the increase in the provision for losses and the recording of a valuation allowance against our DTA in 2010, which resulted in an income tax provision for 2010 compared to an income tax benefit in 2009.

Net Premiums Written and Earned. The increase in net premiums written for 2010 compared to 2009 was due primarily to decreases in ceded premiums resulting from the termination of captive reinsurance arrangements and the run-off of existing captives. Excluding the impact of the termination of captive reinsurance arrangements, net premiums written decreased in 2010 compared to 2009, primarily as a result of the smaller mortgage market, increased competition from the FHA and more restrictive underwriting guidelines. Net premiums earned increased slightly in 2010, mainly due to a reduction in the accrual for premium refunds related to insurance rescissions and a decrease in ceded premiums, partially offset by a decrease in premiums earned from second-liens and international business as this business runs off. Net premiums earned in 2010 and 2009 were reduced by $24.7 million and $72.8 million, respectively, due to a significant increase in estimated premium refunds associated with our expectation of increased rescissions.

The following table provides additional information related to mortgage insurance premiums written and earned for the years indicated:

	Year Ended December 31
	2010	2009		2008
	(In thousands)
Premiums written
Primary and pool insurance	$698,078	$650,060		$759,943
Second-lien	1,535	(41	)(1)	11,458
International	296	(19,943	)(1)	15,831

Total premiums written-insurance	$699,909	$630,076		$787,232

Premiums earned
Primary and pool insurance	$727,484	$703,076		$768,723
Second-lien	2,501	5,621		18,727
International	9,646	15,726		21,331

Total premiums earned-insurance	$739,631	$724,423		$808,781

(1)	Reflects the termination of certain second-lien insurance and international reinsurance transactions.

Net Investment Income. The decrease in net investment income during 2010, compared to 2009, was due to lower yields in our investment portfolio, as a result of a continued reallocation of our investment portfolio to shorter term investments in anticipation of future claim payments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments. The components of the gains (losses) included in change in fair value of derivative instruments for our mortgage insurance segment for the years indicated are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2010	2009	2008
Net premiums earned–derivatives	$0.7	$2.3	$26.2
NIMS	(0.9)	(6.2)	117.9
Mortgage insurance domestic and international CDS	—	(4.8)	(36.7)
Put Options on CPS	33.7	—	—
Other	(1.1)	(5.7)	(5.2)

Change in fair value of derivative instruments	$32.4	$(14.4)	$102.2

The change in fair value of derivative instruments for 2010 includes an allocation of unrealized gains related to derivatives held on CPS trusts that were consolidated by Radian Group. See “Off-Balance-Sheet Arrangements—Put Options on CPS” below for further information. The change in fair value of derivative instruments for 2009 includes a loss related to the termination of all of our remaining domestic CDS transactions in our mortgage insurance business.

Net Gains (Losses) on Other Financial Instruments. The components of the gains (losses) on other financial instruments for the years indicated are as follows:

	Year Ended December 31
(In millions)	2010	2009	2008
Net (losses) gains related to change in fair value of trading securities	$(1.2)	$56.8	$(111.5)
Net realized gains on investments	85.3	104.8	33.2
Gain on the repurchase of long-term debt	0.5	4.0	—
Net (losses) gains related to NIMS VIE debt	(39.6)	(99.3)	15.4
Loss related to CPS VIE	(9.1)	—	—
Other	—	(0.7)	—

Net gains (losses) on other financial instruments	$35.9	$65.6	$(62.9)

The gains (losses) on other financial instruments continued to be positively impacted in 2010 by net realized gains on investments as we continued to reallocate our investment portfolio. The gains (losses) on other financial instruments for both 2010 and 2009 were negatively impacted by losses related to NIMS VIE debt. The losses on our NIMS VIE debt were primarily caused by a tightening in Radian Group’s CDS spread, which had the effect of reducing the impact of our non-performance risk adjustment included within the fair value estimate of our NIMS VIE debt. Additionally, Radian Group purchased CPS securities, which resulted in the allocation of losses associated with these investments and related VIE debt.

Net Impairment Losses Recognized in Earnings. Net impairment losses for 2010, compared to 2009, included a lesser amount of impairments on fixed-maturity investments available for sale and equity securities available for sale.

Other Income. The decrease in other income for 2010 as compared to 2009, is due to a decline in contract underwriting income resulting from the overall decline in mortgage origination volume.

Provision for Losses. Our mortgage insurance provision for losses for 2010 increased compared to 2009, primarily as a result of a decrease in the impact of changes in our estimated insurance rescissions and claim denials in 2010 compared to 2009. During 2009, we significantly increased our estimate for rescissions and denials, which resulted in a lower default to claim rate used in determining our loss reserve estimate as of December 31, 2009, and benefited our loss reserve estimate by approximately $1 billion in 2009. During 2010, the impact to our loss reserve from estimated rescissions and denials declined, primarily due to the realization of actual rescissions and denials.

The following table illustrates the impact to our loss reserve estimates from estimated insurance rescissions and claim denials as of the dates indicated:

	December 31
(In millions)	2010	2009	2008
Impact to our loss reserve of estimated rescissions and denials	$(922)	$(1,555)	$(506)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied for the years ended December 31, 2010 and 2009, net of reinstatements within each period:

	Year Ended December 31
(In millions)	2010	2009
Rescissions—first loss position	$339.2	$330.7
Denials—first loss position	200.2	67.4

Total first loss position (1)	539.4	398.1

Rescissions—second loss position	199.1	372.9
Denials—second loss position	61.5	54.6

Total second loss position (2)	260.6	427.5

Total first-lien claims submitted for payment that were rescinded or denied (3)	$800.0	$825.6

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.
(2)	Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.
(3)	Includes a small amount of submitted claims that were subsequently withdrawn by the insured.

We received fewer notices of new defaults during 2010, which positively impacted our provision for losses in 2010 compared to 2009. Also in 2010, our provision for losses increased due to an aging of our default inventory, an increase in primary and pool severity, and the breach of subordination levels for certain pool insurance transactions in which we are in a second loss position.

Our default to claim rate assumption (which is net of denials and rescissions) used in estimating our provision for losses was 40% at December 31, 2010, 36% at December 31, 2009 and 46% at December 31, 2008.

Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Our reserve for defaults that we estimate had been incurred but not reported to us on a timely basis, as well as defaults related to previously rescinded policies and denied claims that are expected to be reinstated or resubmitted, was $39.5 million and $13.6 million at December 31, 2010 and 2009, respectively. The increase in this estimate primarily reflects an increase both in recent trends and in claim denial activity in 2010, as we expect a portion of such denied claims to be resubmitted with the required documentation and ultimately paid. All estimates are continually reviewed and adjustments are made as they become necessary.

The following table illustrates the total amount of first-lien claims submitted to us for payment that were rescinded during 2010 and 2009, and then subsequently were challenged (“rebutted”) by the lenders and policyholders, but have not been reinstated:

	Year Ended December 31
(In millions)	2010	2009
First loss position	$147.1	$102.3
Second loss position	56.9	88.6

Total non-overturned rebuttals on rescinded first-lien claims	$204.0	$190.9

While the total potential claim amount of non-overturned rebuttals represents all challenged rescissions during 2010 and 2009 for which coverage has not been reinstated, our on-going, active engagement with our lender customers typically involves a small number of these non-overturned rebuttals. Absent litigation or other legal proceedings in which we are not successful, we do not expect that these discussions are likely to result in settlements that would materially impact our liquidity or results of operations.

The following table shows the cumulative rescission and denial rates as of December 31, 2010 on our total first-lien portfolio in the quarter the claims were received for the periods indicated:

Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2008	12.3%	100%
Q2 2008	13.3%	100%
Q3 2008	19.6%	100%
Q4 2008	21.6%	100%
Q1 2009	24.6%	99%
Q2 2009	26.3%	99%
Q3 2009	23.6%	98%
Q4 2009	21.0%	94%
Q1 2010	17.4%	89%
Q2 2010	11.1%	75%

(1)	Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of December 31, 2010) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change. These rates are also subject to change based on reinstatements of previously rescinded policies or denied claims.
(2)	For each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or we conclude that the claim should be denied or rescinded. For the third and fourth quarters of 2010, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

Provision for Premium Deficiency. For 2010, the provision for second-lien premium deficiency was impacted by the transfer of incurred losses to second-lien loss reserves and by updates to our underlying assumptions. This had the effect of reducing our second-lien premium deficiency reserve. The provision for premium deficiency in 2009 reflects the transfer of incurred losses to second-lien loss reserves and changes in estimates due to the settlement of certain second-lien transactions at less than our estimate of reserves. See “Critical Accounting Policies—Reserve for Premium Deficiency” below for a description of our reserving process.

Policy Acquisition Costs. The increase in policy acquisition costs for 2010 compared to 2009 was mainly due to an increase in our estimated loss rate assumptions, which resulted in an acceleration of amortization. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated at least quarterly. The total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised.

Other Operating Expenses. Other operating expenses increased slightly in 2010 as compared to 2009, due to increases in sales commissions, cash and stock-based compensation and information technology services expenses. These increases were partially offset by a reduction in contract underwriting expenses. Contract underwriting expenses for 2010, including the impact of reserves for contract underwriting remedies, were $6.1 million compared to $11.6 million for 2009. The decrease in contract underwriting expenses in 2010 resulted from a decreased demand for this service due to the overall decline in mortgage origination volume. During 2010, loans underwritten via contract underwriting for flow business accounted for 17.9% of applications, 16.5% of commitments for insurance and 13.9% of insurance certificates issued, compared to 14.1%, 12.5% and 13.0%, respectively, for 2009.

Interest Expense. Interest expense for 2010 and 2009 includes an allocation to the mortgage insurance segment of interest on our long-term debt based on allocated capital. For 2010, this allocation has decreased for our mortgage insurance segment relative to our financial guaranty segment.

Income Tax Provision (Benefit). The mortgage insurance segment had an income tax provision of $157.1 million for 2010, compared to an income tax benefit of $176.4 million for 2009. The difference between the effective tax rate and the statutory tax rate of 35% for 2010 was mainly related to the recording of a valuation allowance against our DTA and the tax effect relating to uncertain income tax positions.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Loss. The reduction in net loss for 2009 compared to 2008 resulted from a reduction in the provision for losses, primarily due to increased levels of estimated insurance rescissions and claim denials, and a benefit from the termination of certain first- and second-lien structured transactions and recoveries from the termination of captive reinsurance transactions. This positive impact was partially offset by lower net premiums earned and a loss in change in fair value of derivative instruments.

Net Premiums Written and Earned. Net premiums written and earned decreased during 2009, primarily as a result of the overall industry-wide decrease in the volume of new primary insurance written during 2008 and 2009. Additionally, net premiums earned were reduced in 2009 by $72.8 million, due to a significant increase in estimated premium refunds associated with our expectation of increased rescissions. In addition, we ceased writing second-lien business in the second half of 2007, which resulted in a decrease in premiums written and earned from this product in 2008 and 2009, as this business runs off. We also reduced the level of international business written during 2008 and 2009, and terminated certain existing international transactions, resulting in a reduction of premiums written and earned.

Net Investment Income. The decrease in investment income in 2009 compared to 2008 reflects a decrease in yields related to invested assets, as a result of a reallocation of our investment portfolio to shorter term investments in anticipation of future claim payments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration in a lower interest rate environment.

Change in Fair Value of Derivative Instruments. The change in fair value of derivative instruments decreased from a gain in 2008 to a loss in 2009. The 2008 results reflect our implementation of the accounting standard regarding fair value measurements, which resulted in a gain. In addition, in 2008, approximately half of our NIMS were consolidated, whereas in 2009, all NIMS were consolidated. Prior to consolidation, changes in the fair value of NIMS assets and liabilities were reported in change in fair value of derivative instruments. After consolidation, NIMS liabilities are recorded as VIE debt and changes in fair value of VIE debt are reported in net gains (losses) on other financial instruments.

Net Gains (Losses) on Other Financial Instruments. Net gains (losses) on other financial instruments increased from a loss in 2008 to a gain in 2009. During 2009, market prices of our investments strengthened as a result of the improving domestic and global economic environment, and we made the decision to opportunistically realize gains in the investment portfolio, primarily through the sale of taxable bonds, convertible securities and municipal bonds.

Net Impairment Losses Recognized in Earnings. Net impairment losses for 2009, compared to 2008, included a lesser amount of impairments on fixed maturity investments available for sale and equity securities available for sale.

Other Income. Other income was higher in 2009 compared to 2008, primarily as a result of increased pricing related to contract underwriting services.

Provision for Losses. The provision for losses for 2009 included the effect of increased levels of estimated insurance rescissions and claim denials, which resulted in a lower default to claim rate used in determining our loss reserve estimate. In 2009, the increased estimate of rescissions and denials included in our loss reserve estimates reduced our provision for losses by approximately $1 billion. The comparable change in 2008 was approximately $0.4 billion. In 2009, our mortgage insurance loss provision was negatively impacted by an increase in new defaults, generally higher average loan balances on defaulted loans and an aging of existing defaults.

Provision for Premium Deficiency. In 2009 and 2008, we recorded a decrease in the provision for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves. Also in 2009, we terminated certain second-lien transactions at less than our estimate, which also reduced our premium deficiency reserve.

Policy Acquisition Costs. The decrease in policy acquisition costs in 2009 compared to 2008 was primarily due to the write-off of $50.8 million of deferred policy acquisition costs in 2008 in connection with the establishment of a first-lien premium deficiency reserve, which reduced the base asset to be amortized.

Other Operating Expenses. The decrease in other operating expenses in 2009 was primarily due to lower employee compensation costs and lower contract underwriting expenses. Contract underwriting expenses for 2009, including the impact of reserves for remedies, were $11.6 million, compared to $31.5 million for 2008. The contract underwriting expenses in 2008 included a $10.5 million increase in reserves for remedies established for contract underwriting. Other operating expenses also included increased outside consulting fees, partially offset by a decrease in premium taxes as a result of a decrease in new business written, and a decrease in software depreciation. During 2009, loans underwritten via contract underwriting for flow business accounted for 14.1% of applications, 12.5% of commitments for insurance and 13.0% of insurance certificates issued, compared to 12.4%, 11.5% and 10.7%, respectively, for 2008.

Interest Expense. Interest expense for 2009 and 2008 included an allocation to the mortgage insurance segment of interest on our long-term debt and other borrowings based on allocated capital. For 2009, this allocation decreased for our mortgage insurance segment relative to our financial guaranty segment.

Income Tax Benefit. The effective tax rate was 34.3% for 2009 compared to 37.8% for 2008. The effective tax rate for 2009 reflected an increase in the ratio of income generated from tax-advantaged investment securities compared to loss generated from operations, and an increase in tax expense relating to the accounting standard regarding accounting for uncertainty in income taxes.

Selected Mortgage Insurance Information

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third-parties.

	Year Ended December 31
	2010		2009		2008
	($ in millions)
Primary new insurance written (“NIW”)
Prime	$11,553	100.0%	$16,942	99.8%	$30,604	94.1%
Alt-A	—	—	11	0.1	1,173	3.6
A minus and below	5	—	16	0.1	736	2.3

Total Primary	$11,558	100.0%	$16,969	100.0%	$32,513	100.0%

	Year Ended December 31
	2010		2009		2008
	($ in millions)
Total primary new insurance written by FICO (a) Score
>=740	$9,294	80.4%	$12,293	72.5%	$15,582	47.9%
680-739	2,261	19.6	4,403	25.9	11,895	36.6
620-679	3	—	272	1.6	4,659	14.3
<=619	—	—	1	—	377	1.2

Total Primary	$11,558	100.0%	$16,969	100.0%	$32,513	100.0%

(a)	FICO credit scoring model.

	Year Ended December 31
	2010	2009	2008
Percentage of primary new insurance written
Refinances	42%	41%	30%
95.01% LTV (b) and above	0.4%	0.1%	11%
Adjustable rate mortgages (“ARMs”)
Less than five years	0.1%	0.1%	1%
Five years and longer	5.3%	1.6%	8%
Primary risk written ($ in millions)
Total	$2,663	$3,663	$7,812

(b)	LTV ratio: The ratio of the original loan amount to the original value of the property.

	December 31
	2010		2009		2008
	($ in millions)
Primary insurance in force
Flow	$115,532	89.2%	$121,596	84.3%	$121,439	78.2%
Structured	14,034	10.8	22,672	15.7	33,800	21.8

Total Primary	$129,566	100.0%	$144,268	100.0%	$155,239	100.0%

Prime	$106,466	82.2%	$111,398	77.2%	$111,558	71.9%
Alt-A	14,542	11.2	22,941	15.9	32,623	21.0
A minus and below	8,558	6.6	9,929	6.9	11,058	7.1

Total Primary	$129,566	100.0%	$144,268	100.0%	$155,239	100.0%

	December 31
	2010		2009		2008
	($ in millions)
Modified pool insurance in force (1)
Prime	$671	22.2%	$1,508	16.0%	$3,141	17.0%
Alt-A	2,216	73.1	7,649	81.2	15,027	81.4
A minus and below	143	4.7	258	2.8	294	1.6

Total modified pool	$3,030	100.0%	$9,415	100.0%	$18,462	100.0%

Primary risk in force
Flow
Prime	$24,213	85.3%	$25,036	83.5%	$24,815	81.7%
Alt-A	2,618	9.2	3,121	10.4	3,584	11.8
A minus and below	1,566	5.5	1,814	6.1	1,989	6.5

Total Flow	$28,397	100.0%	$29,971	100.0%	$30,388	100.0%

Structured
Prime	$1,788	58.4%	$2,059	54.3%	$2,390	52.4%
Alt-A	702	22.9	1,083	28.5	1,412	30.9
A minus and below	574	18.7	652	17.2	761	16.7

Total Structured	$3,064	100.0%	$3,794	100.0%	$4,563	100.0%

Total
Prime	$26,001	82.6%	$27,095	80.2%	$27,205	77.8%
Alt-A	3,320	10.6	4,204	12.5	4,996	14.3
A minus and below	2,140	6.8	2,466	7.3	2,750	7.9

Total Primary	$31,461	100.0%	$33,765	100.0%	$34,951	100.0%

Modified pool risk in force (1)
Prime	$74	25.6%	$104	17.8%	$154	18.2%
Alt-A	197	68.2	456	78.2	668	78.9
A minus and below	18	6.2	23	4.0	25	2.9

Total modified pool	$289	100.0%	$583	100.0%	$847	100.0%

(1)	Included in primary insurance amounts.

As a result of the termination of mortgage insurance transactions during 2010 and 2009, primary insurance in force was reduced by $29.2 billion and $7.5 billion, respectively, and primary insurance risk in force was reduced by $6,284 million and $237 million, respectively.

	December 31
	2010		2009		2008
	($ in millions)
Total primary risk in force by FICO score
Flow
>=740	$11,039	38.9%	$10,526	35.1%	$9,436	31.1%
680-739	9,849	34.7	10,790	36.0	11,253	37.0
620-679	6,359	22.4	7,329	24.5	8,195	27.0
<=619	1,150	4.0	1,326	4.4	1,504	4.9

Total Flow	$28,397	100.0%	$29,971	100.0%	$30,388	100.0%

Structured
>=740	$825	26.9%	$1,036	27.3%	$1,233	27.0%
680-739	892	29.1	1,168	30.8	1,422	31.2
620-679	815	26.6	990	26.1	1,205	26.4
<=619	532	17.4	600	15.8	703	15.4

Total Structured	$3,064	100.0%	$3,794	100.0%	$4,563	100.0%

Total
>=740	$11,864	37.7%	$11,562	34.3%	$10,669	30.5%
680-739	10,741	34.1	11,958	35.4	12,675	36.3
620-679	7,174	22.8	8,319	24.6	9,400	26.9
<=619	1,682	5.4	1,926	5.7	2,207	6.3

Total Primary	$31,461	100.0%	$33,765	100.0%	$34,951	100.0%

Percentage of primary risk in force
Refinances	31%		31%		30%
95.01% LTV and above	19%		21%		22%
ARMs
Less than five years	6%		8%		9%
Five years and longer	7%		8%		9%

	December 31
	2010		2009		2008
	($ in millions)
Total primary risk in force by policy year
2005 and prior	$8,145	25.9%	$9,709	28.7%	$11,526	33.0%
2006	3,690	11.7	4,390	13.0	5,196	14.9
2007	8,072	25.7	9,443	28.0	10,711	30.6
2008	5,935	18.9	6,725	19.9	7,518	21.5
2009	3,099	9.8	3,498	10.4	—	—
2010	2,520	8.0	—	—	—	—

Total Primary	$31,461	100.0%	$33,765	100.0%	$34,951	100.0%

Pool risk in force
Prime	$1,828	74.5%	$1,918	71.1%	$2,090	70.8%
Alt-A	165	6.7	246	9.1	291	9.9
A minus and below	460	18.8	534	19.8	569	19.3

Total Pool	$2,453	100.0%	$2,698	100.0%	$2,950	100.0%

Total pool risk in force by policy year
2005 and prior	$2,038	83.1%	$2,183	80.9%	$2,402	81.4%
2006	179	7.3	236	8.7	252	8.6
2007	190	7.7	223	8.3	237	8.0
2008	46	1.9	56	2.1	59	2.0

Total Pool	$2,453	100.0%	$2,698	100.0%	$2,950	100.0%

Total modified pool risk in force by policy year (1)
2005 and prior	$186	64.4%	$243	41.7%	$295	34.8%
2006	41	14.2	98	16.8	211	24.9
2007	55	19.0	235	40.3	333	39.3
2008	7	2.4	7	1.2	8	1.0

Total modified pool	$289	100.0%	$583	100.0%	$847	100.0%

(1)	Included in primary insurance amounts.

	December 31
	2010	2009	2008
	(In millions)
Other risk in force
Second-lien
1st loss	$114	$147	$267
2nd loss	79	116	355
NIMS	136	353	438
International
1st loss-Hong Kong primary mortgage insurance	126	257	413
Reinsurance	—	—	153
CDS	—	127	3,361
Other
Domestic CDS	—	—	132

Total other risk in force	$455	$1,000	$5,119

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.

	December 31
	2010	2009	2008
Default Statistics—Primary Insurance:
Flow
Prime
Number of insured loans	584,213	614,590	624,970
Number of loans in default	71,196	78,130	44,575
Percentage of total loans in default	12.19%	12.71%	7.13%
Alt-A
Number of insured loans	51,765	60,616	68,948
Number of loans in default	17,934	22,177	16,959
Percentage of total loans in default	34.65%	36.59%	24.60%
A minus and below
Number of insured loans	47,044	53,932	59,189
Number of loans in default	16,401	20,911	15,768
Percentage of total loans in default	34.86%	38.77%	26.64%
Total Flow
Number of insured loans	683,022	729,138	753,107
Number of loans in default	105,531	121,218	77,302
Percentage of total loans in default	15.45%	16.62%	10.26%
Structured
Prime
Number of insured loans	42,131	52,629	67,165
Number of loans in default	6,735	7,520	6,692
Percentage of total loans in default	15.99%	14.29%	9.96%
Alt-A
Number of insured loans	20,234	43,615	80,491
Number of loans in default	6,635	15,295	18,747
Percentage of total loans in default	32.79%	35.07%	23.29%
A minus and below
Number of insured loans	16,716	19,287	22,315
Number of loans in default	6,569	7,965	7,812
Percentage of total loans in default	39.30%	41.30%	35.01%
Total Structured
Number of insured loans	79,081	115,531	169,971
Number of loans in default	19,939	30,780	33,251
Percentage of total loans in default	25.21%	26.64%	19.56%

	December 31
	2010	2009	2008
Total Primary Insurance
Prime
Number of insured loans	626,344	667,219	692,135
Number of loans in default	77,931	85,650	51,267
Percentage of total loans in default	12.44%	12.84%	7.41%
Alt-A
Number of insured loans	71,999	104,231	149,439
Number of loans in default	24,569	37,472	35,706
Percentage of total loans in default	34.12%	35.95%	23.89%
A minus and below
Number of insured loans	63,760	73,219	81,504
Number of loans in default	22,970	28,876	23,580
Percentage of loans in default	36.03%	39.44%	28.93%
Total Primary
Number of insured loans	762,103	844,669	923,078
Number of loans in default (1)	125,470	151,998	110,553
Percentage of loans in default	16.46%	17.99%	11.98%
Default Statistics—Pool Insurance:
Number of loans in default (2)	32,456	36,397	32,677

(1)	Includes 525, 3,302 and 5,373 loans in defaults at December 31, 2010, 2009 and 2008, respectively, for which either no reserve or a partial reserve was established because we do not expect to make a claim payment (a full claim payment in the event of a partial reserve), primarily due to deductibles.
(2)	Includes 9,712, 18,033 and 23,364 defaults at December 31, 2010, 2009 and 2008, respectively, for which either no reserve or a partial reserve was established because we do not expect to make a claim payment (a full claim payment in the event of a partial reserve), primarily due to deductibles.

The following table shows the number of modified pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics.

	December 31
	2010	2009	2008
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	15,487	42,509	86,350
Number of loans in default	4,009	12,677	16,725
Percentage of loans in default	25.89%	29.82%	19.37%

The following table shows a rollforward of our primary loans in default:

	For the Year Ended December 31
	2010	2009	2008
Beginning default inventory	151,998	110,553	60,848
Plus: New defaults	115,360	164,003	154,604
Less: Cures	(100,166)	(87,934)	(86,877)
Less: Claims paid (1)	(25,765)	(16,744)	(16,671)
Less: Rescissions and denials	(7,203)	(5,305)	(1,351)
Less: Terminations of transactions	(8,754)	(12,575)	—

Ending default inventory	125,470	151,998	110,553

(1)	Including those charged to a deductible or captive.

The following table shows additional information about our primary loans in default as of the dates indicated:

	December 31
	2010		2009		2008
	#	%	#	%	#	%
Missed payments:
Three payments or less	25,153	20.1%	33,558	22.1%	37,375	33.8%
Four to eleven payments	39,827	31.7	65,517	43.1	50,114	45.3
Twelve payments or more	60,490	48.2	52,923	34.8	23,064	20.9

Total number of loans in default	125,470	100.0%	151,998	100.0%	110,553	100.0%

The following table shows information regarding our average loss reserves per default, excluding defaults for which either no reserve or a partial reserve was established because we do not expect to make a claim payment (a full claim payment in the event of a partial reserve) due to deductibles.

	December 31
	2010	2009	2008
First-lien reserve per default:
Primary reserve per default	$23,467	$20,921	$26,091
Pool reserve per default	24,911	16,118	11,537
Total first-lien reserve per default	23,689	20,393	24,908

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Net claims paid (1):
Prime	$691,922	$344,760	$297,805
Alt-A	308,113	215,350	209,391
A minus and below	180,078	150,466	207,114

Total primary claims paid	1,180,113	710,576	714,310
Pool	147,667	40,858	18,967
Second-lien and other	20,630	66,583	182,872

Subtotal	1,348,410	818,017	916,149
Impact of first-lien terminations	223,099	197,692	—
Impact of captive terminations	(324,365)	(132,941)	—
Impact of second-lien terminations	10,834	87,323	—

Total net claims paid	$1,257,978	$970,091	$916,149

Average net claim paid (2):
Prime	$44.6	$43.5	$42.1
Alt-A	57.5	55.2	55.2
A minus and below	37.6	38.6	39.3
Total average net primary claim paid	46.0	45.2	44.2
Pool	71.7	38.4	25.8
Second-lien and other	35.3	41.2	35.5
Total average net claim paid	$47.7	$44.5	$41.6

Average direct primary claim paid (2) (3)	$52.5	$47.9	$44.8
Average total direct claim paid (2) (3)	$53.6	$46.8	$42.0

(1)	Net of reinsurance recoveries.
(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.
(3)	Before reinsurance recoveries.

Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total risk in force was 10.2% at December 31, 2010, compared to 9.2% at December 31, 2009 and 7.0% at December 31, 2008.

California accounted for 12.8% of our mortgage insurance segment’s direct primary new insurance written for the year ended December 31, 2010, compared to 16.9% and 17.3% for the years ended December 31, 2009 and 2008, respectively. At December 31, 2010, California accounted for 11.4% of our mortgage insurance segment’s primary risk in force, compared to 11.6% at December 31, 2009. California also accounted for 10.9% of our mortgage insurance segment’s pool risk in force, compared to 11.6% for 2009.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 15.5% of primary new insurance written for 2010 compared to 16.1% for 2009 and 20.5% for 2008.

The following table shows information regarding our reserve for losses and reserve for premium deficiency as of the dates indicated:

	December 31
	2010	2009	2008
	(In thousands)
Reserves for losses by category:
Prime	$1,607,741	$1,265,859	$829,097
Alt-A	687,960	767,043	977,177
A minus and below	413,137	456,281	446,193
Reinsurance recoverable (1)	223,254	621,644	491,836

Total primary reserves	2,932,092	3,110,827	2,744,303
Pool insurance	566,565	295,996	107,441

Total first-lien reserves	3,498,657	3,406,823	2,851,744
Second-lien (2)	26,161	43,579	136,591
Other	153	136	1,659

Total reserve for losses	$3,524,971	$3,450,538	$2,989,994

Modified pool reserves (included in primary reserves above)	$87,218	$239,824	$411,409
Reserve for premium deficiency on second-liens	$10,736	$25,357	$86,861

(1)	Represents ceded losses on captive transactions and Smart Home.
(2)	Does not include second-lien premium deficiency reserve.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the years indicated:

	2010	2009	2008
	(In thousands)
Mortgage Insurance
Balance at January 1	$3,450,538	$2,989,994	$1,345,452
Less reinsurance recoverables (1)	(621,644)	(491,836)	(21,988)

Balance at January 1, net of reinsurance recoverables	2,828,894	2,498,158	1,323,464
Add total losses and LAE incurred in respect of default notices reported and unreported	1,730,801	1,300,827	2,090,845
Deduct paid claims and LAE	(1,257,978)	(970,091)	(916,149)
Foreign exchange adjustment	—	—	(2)

Balance at December 31, net of reinsurance recoverables	3,301,717	2,828,894	2,498,158
Add reinsurance recoverables (1)	223,254	621,644	491,836

Balance at December 31	$3,524,971	$3,450,538	$2,989,994

(1)	Related to ceded losses on captive reinsurance transactions and Smart Home.

	At or For the Year Ended December 31
	2010	2009	2008
First-Lien Captives
Premiums ceded to captives (in thousands)	$83,384	$129,808	$138,340
% of total premiums	10.2%	15.4%	15.0%
NIW subject to captives (in thousands)	$129	$1,655,642	$11,824,857
% of primary NIW	<1%	9.8%	36.4%
IIF (1) subject to captives	10.6%	29.3%	34.8%
RIF (2) subject to captives	10.4%	31.5%	43.8%
Persistency (12 months ended) (3)	81.8%	82.0%	85.8%

(1)	Insurance in force (“IIF”) on captives as a percentage of total insurance in force.
(2)	Risk in force (“RIF”) on captives as a percentage of total risk in force.
(3)	Reflects the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

Results of Operations—Financial Guaranty

The following table summarizes the results of operations for our financial guaranty segment for the years ended December 31, 2010, 2009 and 2008 ($ in millions):

	Year Ended December 31			% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net (loss) income	$(695.4)	$165.8	$339.1	n/m	(51.1)%
Net premiums earned-insurance	86.1	101.5	163.0	(15.2)%	(37.7)
Net investment income	74.7	84.3	108.4	(11.4)	(22.2)
Change in fair value of derivative instruments	(591.1)	114.4	608.8	n/m	(81.2)
Net (losses) gains on other financial instruments	(107.6)	103.0	(31.5)	n/m	n/m
Net impairment losses recognized in earnings	—	—	(35.0)	n/m	n/m
Other income	0.4	1.4	0.3	(71.4)	n/m
Provision for losses	8.4	36.7	114.5	(77.1)	(67.9)
Policy acquisition costs	17.4	35.5	47.3	(51.0)	(24.9)
Other operating expenses	50.5	67.2	99.5	(24.9)	(32.5)
Interest expense	30.1	30.6	25.6	(1.6)	19.5
Income tax provision	51.5	68.6	188.0	(24.9)	(63.5)

n/m—not	meaningful

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net (Loss) Income. The net loss in 2010 compared to net income in 2009 is primarily due to the significant unrealized losses on financial instruments, including derivatives, in 2010. These unrealized losses resulted primarily from the tightening of our CDS spread. The 2010 results were also negatively impacted by the recording of a valuation allowance against our DTA.

Net Premiums Earned. Net premiums earned for 2010 were lower than 2009, primarily due to a large commutation in June 2009, which reduced our net par outstanding by $9.8 billion and reduced our premiums earned by $15.3 million, and also due to the maturity and termination of policies written in previous years without any corresponding new policies. In addition, refundings, earned premiums resulting from moving financial guaranty policies to case reserve from intensified surveillance and adjustments to installment policies were lower in 2010 compared to 2009.

The following table shows net premiums earned by our financial guaranty segment’s various product lines for the periods indicated:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Net premiums earned:
Public finance direct	$54,734	$49,965	$56,191
Public finance reinsurance	25,297	44,232	89,227
Structured finance direct	2,498	6,364	14,418
Structured finance reinsurance	3,544	15,714	19,690
Trade credit reinsurance	46	191	657

	86,119	116,466	180,183
Impact of commutations/recaptures	(17)	(14,988)	(17,144)

Total net premiums earned-insurance	$86,102	$101,478	$163,039

Net Investment Income. The decrease in net investment income during 2010, compared to 2009, is due to lower yields in our investment portfolio as a result of a continued reallocation of our investment portfolio to shorter term investments. In addition, assets were also reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Change in Fair Value of Derivative Instruments. The components of the (losses) gains included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2010	2009	2008
Net premiums earned—derivatives	$46.4	$53.4	$54.0
Financial Guaranty credit derivatives	(583.2)	118.0	445.5
Financial Guaranty VIE derivative liabilities	(14.5)	—	—
Put options on CPS	(39.8)	(56.2)	109.3
Other	—	(0.8)	—

Change in fair value of derivative instruments	$(591.1)	$114.4	$608.8

The large unrealized fair value loss for 2010 is primarily due to the significant tightening of our CDS spread. We also experienced multi-notch downgrades from the rating agencies in one project finance transaction and one CDO of middle market CLO transaction, which resulted in significant widening of the underlying credit risk spread and increased our unrealized losses for these transactions. Slightly offsetting these losses were improvements in the underlying credit spreads of our insured Corporate CDOs, CMBS, RMBS, and TruPs.

Net (Losses) Gains on Other Financial Instruments. The components of the (losses) gains on other financial instruments for the periods indicated are as follows:

	Year Ended December 31
(In millions)	2010	2009	2008
Net gains (losses) related to change in fair value of trading securities	$79.8	$(0.4)	$(32.7)
Net realized (losses) gains on investments	(24.0)	96.0	1.2
Gain on the repurchase of long-term debt	2.0	8.0	—
Loss related to CPS VIE	(16.6)	—	—
Loss related to change in fair value of Financial Guaranty VIE debt	(143.5)	—	—
Other	(5.3)	(0.6)	—

Net (losses) gains on other financial instruments	$(107.6)	$103.0	$(31.5)

The results for 2010 reflect the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. As a result of this update, we identified and consolidated additional VIEs and recorded the related fair value gains (losses) in this line item. The losses related to changes in fair value of our VIE debt for 2010 were mainly due to the significant tightening of our CDS spread. Partially offsetting the losses related to financial guaranty VIE debt and CPS VIEs for 2010 were unrealized gains related to our trading portfolio. The realized gains on investments in 2010 and 2009 reflect improved market conditions and activity related to the reallocation of our investment portfolio to investments with shorter duration.

Provision for Losses. The provision for losses for 2010 decreased compared to 2009 due to favorable loss developments in our public finance business, which was partially offset by an increase in the provision for losses in our structured finance business. The 2009 provision for losses was reduced by $38.6 million as a result of adjustments made to our estimate of losses based on the June 2009 commutation of $9.8 billion in assumed net par outstanding and certain favorable developments in our structured finance direct line of business.

Policy Acquisition Costs. The decrease in policy acquisition costs for 2010 compared to 2009 is primarily due to the decrease in net premiums earned in 2010 and the commutation of $9.8 billion of net par outstanding in the second quarter of 2009, which resulted in our accelerating $8.9 million of policy acquisition costs and reduced the base asset to be amortized.

Other Operating Expenses. The decrease in other operating expenses for 2010 compared to 2009 is primarily due to decreases in salaries, severance, audit fees and consulting fees, which was partially offset by an increase in expenses related to consolidated VIEs.

Interest Expense. Interest expense for 2010 and 2009 includes interest on our long-term debt, which was allocated to the financial guaranty segment based on allocated capital.

Income Tax Provision. The financial guaranty segment had an income tax provision of $51.5 million for 2010 compared to an income tax provision of $68.6 million for 2009. The difference between the effective tax rate and the statutory tax rate of 35% for 2010, was mainly related to the recording of a valuation allowance against our DTA, the tax benefit relating to our tax exempt interest income, and the tax provision relating to our foreign subsidiary operations.

Financial Guaranty General Claims and Reserve for Losses

The following table shows financial guaranty claims paid and reserve for losses for each of the periods indicated:

	Year Ended December 31
	2010	2009		2008
	(In thousands)
Claims Paid:
Trade credit reinsurance	$1,091	$776		$3,440
Financial guaranty	64,032	134,019	(1)	128,972	(2)

Total	$65,123	$134,795		$132,412

Reserve for Losses:
Trade credit reinsurance	$4,318	$6,611		$14,877
Financial guaranty	67,446	121,833		219,671

Total	$71,764	$128,444		$234,548

(1)	Includes $53.9 million related to the June 2009 commutation of $9.8 billion in assumed net par outstanding.
(2)	Relates primarily to a CDO of ABS transaction with total exposure of $100 million. This claim was fully reserved for in 2007 and paid in 2008, and we have no remaining exposure to this transaction.

Financial Guaranty Exposure Information

The following tables show the distribution of financial guaranty’s net par outstanding by type of exposure, as a percentage of financial guaranty’s total net par outstanding and the related net claim (asset) liability and derivative net (asset) liability as of the periods indicated:

	December 31 2010
Type of Obligation	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
	(In billions)		(In millions)
Public finance:
General obligation and other tax supported	$17.5	22.2%	$(0.3)	$0.4
Healthcare and long-term care	6.2	7.9	18.1	(0.6)
Water/sewer/electric gas and investor-owned utilities	4.2	5.3	30.0	2.3
Airports/transportation	3.9	4.9	2.7	45.4
Education	2.6	3.3	(10.4)	0.3
Escrowed transactions (4)	1.9	2.4	—	—
Housing	0.3	0.4	0.3	—
Other municipal (5)	1.1	1.4	(3.5)	0.7

Total public finance	37.7	47.8	36.9	48.5

Structured finance:
CDO	39.6	50.3	1.2	825.9
Asset-backed obligations	1.1	1.4	29.3	20.4
Other structured (6)	0.4	0.5	—	(1.3)

Total structured finance	41.1	52.2	30.5	845.0

Total	$78.8	100.0%	$67.4	$893.5

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when there is evidence that deterioration has occurred and the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy. The claim liability reported is net of estimated salvage and subrogation, which may result in a net claim asset.
(3)	Represents either the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts, or the net (asset) liability recorded within VIE debt and other financial statement line items for financial guaranty consolidated VIEs.
(4)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders.
(5)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(6)	Represents other types of structured finance obligations, including DPRs, collateralized guaranteed investment contracts (“GICs”) or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

	December 31 2009
Type of Obligation	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim Liability (2)	Fair Value Net (Asset) Liability(3)
	(In billions)		(In millions)
Public finance:
General obligation and other tax supported	$18.7	21.4%	$0.2	$0.2
Healthcare and long-term care	7.4	8.5	26.8	0.5
Water/sewer/electric gas and investor-owned utilities	4.8	5.5	34.9	1.8
Airports/transportation	4.0	4.6	0.4	2.9
Education	2.8	3.2	22.0	0.1
Escrowed transactions (4)	2.2	2.5	—	—
Housing	0.4	0.4	0.3	—
Other municipal (5)	1.4	1.6	0.7	1.5

Total public finance	41.7	47.7	85.3	7.0

Structured finance:
CDO	43.5	49.8	0.3	203.2
Asset-backed obligations	1.3	1.5	36.2	6.9
Other structured (6)	0.9	1.0	—	(2.2)

Total structured finance	45.7	52.3	36.5	207.9

Total	$87.4	100.0%	$121.8	$214.9

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.
(2)	A claim liability is reported on the balance sheet when there is evidence that deterioration has occurred and the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy.
(3)	Represents the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts.
(4)	Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders.
(5)	Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.
(6)	Represents other types of structured finance obligations, including DPRs, guarantees of excess clearing losses of securities exchange clearinghouses, GICs or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of certain financial guaranty insurance transactions for which we anticipate that we will likely be required to make cumulative claim payments in excess of $25 million:

•

We have provided credit protection on the senior-most tranche of a CDO of ABS transaction with $453.6 million net par outstanding at December 31, 2010. The underlying collateral consists predominantly of mezzanine tranches of mortgage-backed securities (“MBS”). As of December 31, 2010, $381.8 million (or 83.8%) of the underlying collateral was rated BIG by at least one rating agency, and $248.3 million (or 54.5%) of the underlying collateral had defaulted. Due to the substantial deterioration of the underlying collateral, we currently expect to begin paying claims related to interest shortfalls on this transaction in 2012, and possibly earlier if the deterioration is worse than projected. Due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that our ultimate claim payments in respect of principal for this transaction will be substantially all of our total net par outstanding. This transaction is currently rated CC internally, CC by Standard & Poor’s Rating Service (“S&P”) and Ca by Moody’s Investor Service (“Moody’s”). We are exploring loss mitigation alternatives with respect to this transaction, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.

•

We have reinsured several primary financial guaranty insurers’ obligations with respect to $229.6 million in net par outstanding as of December 31, 2010 related to Jefferson County, Alabama (the “County”) sewer bonds. We began paying claims related to these sewer bonds in June 2008, and have paid $21.3 million of claims on this transaction as of December 31, 2010. The County’s sewer system operations have generated sufficient revenues since the beginning of 2009 to pay interest on its outstanding debt, as well as regularly scheduled annual installments of principal in February 2010 and 2011 primarily due to historically low prevailing interest rates on the county’s variable rate obligations. However, we believe a number of factors are adversely affecting the performance of these obligations, including the County’s highly leveraged capital position, the sub-par performance of the sewer facilities and the possibility that the County would be unable to generate sufficient revenues to repay the bonds if interest rates were to increase. In addition, it remains possible that the County will file for bankruptcy protection. In September 2010, a court-appointed receiver over the sewer system was installed with the power to raise sewer rates and increase revenues, which could result in increased revenues being available to repay outstanding bonds. This receiver has not yet announced specific plans for addressing the financial performance of the County sewer system.

There have been several public reports of settlement discussions, including a public announcement by the County in September 2010 that it has proposed a settlement with its creditors that, if approved, could eliminate nearly half of the County’s $3.2 billion sewer debt. We cannot provide any assurance regarding the ability of the relevant parties to reach a settlement, or what the impact of any settlement would be on our exposure. As of December 31, 2010, we had $22.4 million of loss and LAE reserves for this transaction.

•

We have provided credit protection on 16 directly insured senior TruPs bonds with an aggregate net par outstanding of $2,117.4 million as of December 31, 2010. Our credit protection on these 16 senior TruPs bonds was provided through 20 separate CDS contracts, meaning that with respect to four of these senior TruPs bonds at December 31, 2010, we entered into two separate CDS contracts (each with a different counterparty) covering pari passu portions of the same TruPs bond.

Many of the issuers in our insured TruPs bonds have been negatively affected by the recent U.S. economic recession. Certain of these issuers have defaulted on their obligation to pay interest on their TruPs bonds or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Since we believe there is a significant likelihood that TruPs that are subject to interest deferrals will ultimately result in a default, we closely monitor deferrals, as well as defaults, in assessing the subordination remaining beneath our insured TruPs bonds. Nine of the TruPs bonds that we insure (representing a net par outstanding of $1.4 billion) were internally rated BIG as of December 31, 2010. The weighted average internal rating for all of our directly insured TruPs bonds remained at B+ as of December 31, 2010. The fair value liability of our directly insured TruPs transactions, which are accounted for as derivatives, was $368.0 million as of December 31, 2010.

One of our insured TruPs bonds began experiencing interest shortfalls in October 2009. In January 2010, we eliminated $96.6 million of our exposure to this TruPs bond by commuting one of the CDS contracts covering this bond. Our aggregate net loss with respect to such commutation approximated the fair value of this derivative liability at December 31, 2009. We continue to have $115.9 million of net par exposure to this TruPs bond through the remaining CDS contract. As of December 31, 2010, we have paid an aggregate of $0.5 million in interest shortfall claims in respect of this TruPs CDO bond, and we expect to continue to pay additional interest shortfall claims on this remaining CDS contract. In addition, we may be required to pay a liquidity claim (as discussed in “Liquidity and Capital Resources—Financial Guaranty” below) on this CDS contract. We are exploring loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.

Based on current projections, we expect to experience ultimate net credit losses on two of our TruPs bonds (the TruPs bond discussed in the preceeding paragraph and one other TruPs bond) with an aggregate of $245.6 million in net par outstanding. Based on our current cash flow projections, we believe that, in addition to interest claims that we may be required to pay over time, we will be required to pay aggregate principal claims totalling a majority of the current net par outstanding for these bonds. It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make principal and interest payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and very difficult to predict.

In addition to the transactions described above, we are monitoring developments, exploring potential alternatives and conducting additional analysis with respect to our exposure to Reliance Rail, a project finance transaction for the design, construction and maintenance of commuter trains for the Sydney, Australia suburban rail network. As of December 31, 2010, we provided an aggregate of $408.1 million of credit protection on the secured debt of Reliance Rail through reinsurance ($222.6 million), direct second-to-pay obligations ($153.3 million) and assumed second-to-pay obligations ($32.2 million). While most of our exposure is to Reliance Rail’s senior secured debt, approximately $10.9 million of our reinsurance exposure is to Reliance Rail’s junior secured debt. As of December 31, 2010, we have a derivative liability in the amount of $41.4 million for this transaction. Due to delays in the delivery of equipment combined with structural risks, including debt due in 2015 that will likely need to be refinanced and the potential withdrawal of unfunded commitments, we downgraded our internal ratings of this obligation from investment-grade to BB in 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Income (Loss). The decrease in net income in 2009 compared to 2008 was mainly due to a decrease in the change in fair value of derivative instruments, which was driven primarily by changes in the market’s perception of our non-performance risk, and a decrease in net premiums earned. Offsetting these decreases, net gains on other financial instruments increased during 2009 compared to 2008, our provision for losses decreased due mainly to the commutation of a large portfolio in 2009 and certain favorable developments in our structured finance business, and our income tax provision decreased.

Net Premiums Earned. Net premiums earned for 2009 decreased as a result of our decision in 2008 to discontinue writing new financial guaranty business and as a result of a high level of refundings, policy expirations and commutations in both 2008 and 2009. Included in net premiums earned for 2009 were refundings of $41.0 million compared to $75.1 million for 2008. Net premiums earned in 2009 were impacted by the commutation of a large portfolio, which reduced our net par outstanding by $9.8 billion and reduced net premiums earned for 2009 by $15.3 million.

Net Investment Income. The decrease in net investment income in 2009 compared to 2008 was due to lower yields on taxable investments in our investment portfolio, as a result of the reallocation of our investment portfolio to shorter term investments. In addition, assets were reallocated from longer duration, higher yielding tax exempt municipal securities to taxable securities of intermediate duration in a lower interest rate environment.

Change in Fair Value of Derivative Instruments. The decrease in the change in fair value of derivative instruments in 2009 compared to 2008 was due to credit spreads on our insured CDOs tightening significantly, resulting in net unrealized gains on this portfolio. Partially offsetting these gains was the effect of the tightening of our five-year CDS spread in 2009 and credit deterioration in our TruPs CDO portfolio, which resulted in an unrealized loss on our TruPs CDOs for 2009. During 2008, our five-year CDS spread widened, and we adopted a new accounting standard regarding fair value measurements, the cumulative impact of which was a significant unrealized net gain for 2008.

Net Gains (Losses) on Other Financial Instruments. Net gains (losses) on other financial instruments increased from a loss in 2008 to a gain in 2009. During 2009, market prices of our investments strengthened as a result of the improved domestic and global economic environment, and we made the decision to realize gains in the investment portfolio, primarily through the sale of taxable bonds, convertible securities and municipal bonds.

Net Impairment Losses Recognized in Earnings. There was a negligible amount of impairment losses recognized in financial guaranty’s earnings in 2009. The net impairment losses recognized in earnings for 2008 were comprised of impairments of fixed maturity investments available for sale and equity securities available for sale.

Provision for Losses. The provision for losses for 2009 reflects expected losses in our structured finance reinsurance and public finance lines of business, which were reduced by $38.6 million due to the commutation of a large portfolio and favorable developments in our structured finance direct line of business. The provision for losses was higher in 2008 as a result of ongoing deterioration in our assumed reinsurance business.

Policy Acquisition Costs. The decrease in policy acquisition costs for 2009 compared to 2008 was mainly due to the decrease in net premiums earned during 2009. In addition, in 2009, we wrote off $8.9 million of deferred policy acquisition costs related to the commutation of a large portfolio, which reduced the base asset to be amortized.

Other Operating Expenses. Other operating expenses for 2009 as compared to 2008 included a decrease in employee costs, primarily due to lower severance and retention expense, bonus and stock-based compensation expense, as well as lower outside consulting costs.

Interest Expense. Interest expense for 2009 and 2008 included an allocation to the financial guaranty segment of interest on our long-term debt and other borrowings, based on allocated capital. For 2009, this allocation increased for our financial guaranty segment relative to our mortgage insurance segment.

Income Tax Provision. The effective tax rate was 29.3% for 2009 compared to 35.7% for 2008. The effective tax rate for 2009 reflects an increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations and an increase in tax expense relating to the accounting standard regarding accounting for uncertainty in income taxes.

Results of Operations—Financial Services

The following table shows a summary of the results of operations for our financial services segment:

	Year Ended December 31
	2010	2009	2008
	(In millions)
Equity in net income of affiliate—Sherman	$14.6	$33.2	$59.8
Gain on sale of affiliate—Sherman	34.8	—	—
Net income	32.7	24.1	34.9

On May 3, 2010, Radian Guaranty sold to Sherman all of its remaining 28.7% equity interest in Sherman for approximately $172 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. We recorded a pre-tax gain of approximately $34.8 million in the second quarter of 2010 related to the sale. Prior to the sale of our equity interest in Sherman, we recorded our share of equity in net income of Sherman.

Our equity in net income of affiliates from Sherman in 2009 declined as a result of Sherman’s decreased net income in 2009. Included in net income for 2009 was $5.7 million of amortization related to an intangible asset that we consider a one-time charge. Also included in net income for 2009 was the reversal of $4.3 million of previously accrued management fee expense related to C-BASS.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.

The following table summarizes certain of our contractual obligations and commitments, including our expected claim payments on insurance policies, as of December 31, 2010, and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the narrative following the table and in the Notes to Consolidated Financial Statements that are referenced in the table.

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Uncertain
	(In thousands)
Long-term debt (principal and interest) (Note 13)	$1,299,309	$206,559	$347,219	$283,719	$461,812	$—
Capital lease obligations	—	—	—	—	—	—
Operating lease commitments (Note 18)	66,522	12,681	37,020	13,943	2,878	—
NIMS (1)	136,165	98,796	30,755	381	6,233	—
Derivative instruments and VIEs (1)	372,357	1,288	5,723	(51)	365,397	—
Purchase obligations	—	—	—	—	—	—
Reserve for losses and LAE (Note 10) (2)	3,596,735	1,830,300	1,786,200	(500)	(12,900)	(6,365)
Unrecognized tax benefits (Note 14)	124,014	33,173	—	—	—	90,841	(3)

Total	$5,595,102	$2,182,797	$2,206,917	$297,492	$823,420	$84,476

(1)	Amounts represent management’s estimate of credit loss payments related to these instruments as described in “Results of Operations” above.
(2)	Our reserve for losses and LAE reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses.” The payments due by period are based on management’s estimates and assume that all of the loss reserves included in the table will result in claim payments, net of expected recoveries. Included in the uncertain category is $18.4 million of unearned premium reserves, which are included in our reserve for losses and LAE. Negative amounts presented are primarily related to expected recoveries on our financial guaranty claims.
(3)	The timing of these potential payments is uncertain given the nature of the obligation.

As of December 31, 2010, $33.2 million of our total $124.0 million of gross liability for unrecognized tax benefits associated with the provisions of the accounting standard regarding accounting for income taxes is expected to be paid in less than a year. We cannot make a reasonably reliable estimate of the period of cash settlement for the remaining $90.8 million of liability for unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with certain of our liabilities for unrecognized tax benefits.

Other Contractual Obligations and Commitments

In addition to the contractual obligations set forth in the table above, we have the following contractual obligations and commitments.

Investment Commitments. As part of the non-investment grade component of our investment portfolio, we have committed to invest $90.0 million in alternative investments that are primarily private equity structures. At December 31, 2010, we had unfunded commitments of $13.8 million. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.

Affiliate Guaranty Agreements. We and certain of our subsidiaries have entered into the following intra-company guarantees:

•

Radian Guaranty and Amerin Guaranty are parties to a cross-guaranty agreement. This agreement provides that if either party fails to make a payment to a policyholder, then the other party will step in and make the payment. The obligations of both parties are unconditional and irrevocable; however, no payments may be made without prior approval by the insurance department of the payor’s state of domicile. Amerin Guaranty had no risk in force exposure as of December 31, 2010.

•

Radian Guaranty has agreed to maintain Radian Insurance’s tangible net worth at a minimum of $30 million and to cause Radian Insurance at all times to have sufficient liquidity to meet its current obligations, pursuant to a Net Worth and Liquidity Maintenance Agreement between the two companies.

•

Radian Group has agreed to guarantee, up to a maximum amount of $300 million, Radian Guaranty’s obligations to Radian Insurance under the Net Worth and Liquidity Maintenance Agreement discussed immediately above, in the event that Radian Guaranty is not able to or permitted by the Pennsylvania Insurance Department to perform under the agreement.

•

Radian Group and Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”) (formerly known as Commonwealth Mortgage Assurance Company (“CMAC”) of Arizona), a subsidiary of Radian Guaranty, are parties to a guaranty agreement in which Radian Group has agreed for the benefit of Radian Mortgage Insurance’s creditors to make funds available on demand for the full and complete payment of all due but unpaid liabilities.

•

Prior to our acquisition of Enhance Financial Services Group (“EFSG”) in 2001, EFSG issued a guaranty of payment of the liabilities and obligations of its subsidiary, Radian Reinsurance (Bermuda) Limited (“Radian Re Bermuda”), deriving from any insurance or reinsurance contract (the “Enhance Guaranty”), for the purpose of maintaining certain regulatory solvency and liquidity margin requirements of the Bermuda Monetary Authority. Following our acquisition of EFSG, Radian Group issued a guaranty for the benefit of EFSG to make funds available to EFSG for its performance of the Enhance Guaranty, to the extent that EFSG is unable to satisfy those obligations. As of January 2010, Radian Re Bermuda no longer had any insurance liabilities.

•

Radian Asset Assurance and RAAL are parties to a Capital Maintenance Agreement pursuant to which Radian Asset Assurance has agreed to maintain RAAL’s capital at a level not less that 350% of the equivalent of the required margin of solvency pursuant to the regulations of the Financial Services Authority (“FSA”), RAAL’s U.K. regulator, and to ensure that at all times RAAL has sufficient cash resources for the timely honoring of its contractual obligations. Radian Asset Assurance is not required to make any payments that would cause it to be in breach of its own minimum capital requirements, and certain payments by Radian Asset Assurance pursuant to this agreement are specifically subject to the prior approval of the New York Superintendent of Insurance. We are in the process of liquidating RAAL and plan to terminate the Capital Maintenance Agreement in connection with such liquidation,which we expect to occur in 2011.

•

Radian Group and Amerin Guaranty are parties to a guaranty agreement. This agreement provides that Radian Group will make sufficient funds available to Amerin Guaranty to ensure that Amerin Guaranty has a minimum of $5 million of statutory surplus every calendar quarter.

•

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including MBS). To allow our mortgage insurance customers to comply with these regulations, we have been required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in these transactions or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty with approximately $189.6 million of remaining credit exposure.

In addition to the foregoing, we use reinsurance from affiliated companies to allow Radian Guaranty to remain in compliance with insurance regulations that limit the amount of risk that a mortgage insurance company may retain on a single loan to 25% of the indebtedness of the insured. In February 2010, Radian Guaranty, in order to further support its capital position, entered into an excess-of-loss reinsurance agreement with Radian Insurance. Under this agreement, Radian Guaranty transferred approximately $1 billion of risk in force to Radian Insurance. This pool of loans generally consists of a higher concentration of fixed-rate, prime, high FICO loans than our overall mortgage insurance portfolio. As of December 31, 2010 the remaining risk in force under this agreement was $839.7 million.

Funding of Compensation Programs. Under our change of control agreements with our executive officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $12.8 million as of December 31, 2010. In addition, in the event of a change of control under our existing cash-based incentive plans, we would be required to pay approximately $15.4 million under these plans.

Off-Balance-Sheet Arrangements

Effective January 1, 2010, the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities was amended to remove the concept of qualified special purpose entities (“QSPEs”). As a result, all VIEs must be evaluated for consolidation in accordance with the accounting standard regarding consolidation of VIEs. As defined by the accounting standard, VIEs include corporations, trusts or partnerships in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance its activities without additional subordinated financial support.

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

Smart Home

In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2010 are as follows:

	Initial	As of December 31 2010

Pool of mortgages (par value)	$14.7 billion	$4.0 billion

Risk in force (par value)	$3.9 billion	$1.0 billion

Notes sold to investors/risk ceded (principal amount)	$718.6 million	$486.4 million

Each transaction began with the formation of an unaffiliated, offshore reinsurance company. We then entered into an agreement with the Smart Home reinsurer to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We do not hold any of the credit-linked notes issued as part of this structure; therefore, we have no significant variable interests in the structures, and are not subject to consolidation under this standard. We exercised our option to terminate two of these transactions in February 2011 with risk in force of approximately $41 million. See Note 9 of Notes to Consolidated Financial Statements for more information.

Financial Guaranty VIEs

As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties in which we have provided credit protection directly on variable interests by VIEs or, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. See Note 6 of Notes to Consolidated Financial Statements for more information.

Put Options on CPS

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Based on our additional involvement in these trusts, we concluded that we are the party that directs the activities that most significantly influence the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. We have now purchased substantially all of the CPS. See Note 6 of Notes to Consolidated Financial Statements for more information.

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity Needs

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) a payment to Radian Guaranty in October 2011 under our tax-sharing agreement, (iv) potential capital support for our mortgage insurance subsidiaries, (v) repayment of approximately $160 million in principal amount of our long-term debt due June 2011, and (vi) the payment of dividends on our common stock.

Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of $797.5 million at December 31, 2010, which includes $150 million of investments contained in our CPS custodial trusts as discussed below.

We expect to fund Radian Group’s short-term liquidity needs with (i) existing cash and marketable securities, including, if necessary, $150 million held in the CPS trust accounts and (ii) cash received under the expense-sharing arrangements with our subsidiaries. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.

At December 31, 2010, we did not have the intent to sell any debt securities in an unrealized loss position and determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.

Corporate Expenses and Interest Expense. Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including coupon rate interest payments on our long-term debt. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $59.4 million, which are expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $47.2 million, which also are expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.

Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code (“IRC”) had such subsidiary filed its federal tax return on a separate company basis. Under the provisions of this agreement, Radian Group paid approximately $53 million to Radian Guaranty in October 2010. Additionally, we currently estimate that Radian Group will be required to make a payment of approximately $77 million to Radian Guaranty in 2011, which is the maximum amount required under the tax-sharing agreement and is determined based upon Radian Guaranty’s separate company carryback ability for applicable net operating losses (“NOLs”). We also estimate that Radian Group will receive net tax-sharing payments during 2011 of approximately $13.2 million from other subsidiaries within our consolidated group. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

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

Capital Support for Subsidiaries. Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs or the rating agencies. For example, CMAC of Texas, a Texas domiciled mortgage insurance subsidiary that provides Radian Guaranty with reinsurance on certain insurance coverages (primary insurance coverage in excess of 25% of the principal balance of the insured loan and pool insurance), incurred a significant loss in the first half of 2010, in part due to the increase in severity estimates for our pool insurance claims during that period. As a result, CMAC of Texas required capital contributions totaling approximately $113 million during 2010 ($101 million was funded by Radian Group and $12 million was funded by Radian Guaranty) in order to maintain a minimum statutory capital level. Similarly, Radian Mortgage Insurance, an Arizona domiciled mortgage insurance subsidiary that also provides Radian Guaranty with pool reinsurance, required capital contributions from Radian Guaranty totaling approximately $74 million during 2010, including $20.6 million in the fourth quarter of 2010, in order to maintain a minimum statutory capital level.

Radian Group contributed $322 million to Radian Guaranty in 2010 to support its capital position. Radian Group may make additional capital contributions to Radian Guaranty in 2011 in order to further support its capital position and to maintain Radian Guaranty’s risk-to-capital ratio below the statutory maximum of 25 to 1. See “Risk Factors—Losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty’s ability to write new insurance and could increase restrictions and requirements placed on Radian Guaranty.”

Dividends. Our quarterly common stock dividend is $0.0025 per share. Assuming that our outstanding common stock remains constant at 133,049,213 shares (the number of shares outstanding at December 31, 2010), we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.

In addition to existing available cash and marketable securities, dividends from our insurance subsidiaries and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of ongoing losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to its direct parent, Radian Guaranty, and not to Radian Group.

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. As part of this transaction, Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary, entered into a separate perpetual put option agreement with each custodial trust, and Radian Asset Assurance entered into three corresponding perpetual put option agreements with Radian Asset Securities. As of December 31, 2010, Radian Group and its subsidiaries had purchased by tender offer and privately negotiated transactions, substantially all of the face amount of the CPS issued by the custodial trusts at a weighted average purchase price approximately equal to 55% of the face amount of such CPS.

We expect to dissolve the custodial trust, which would result in the distribution of the $150 million in cash held by the custodial trust to Radian Group and its subsidiaries, as a holder of the CPS for such custodial trusts.

Radian Group—Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt that comes due in 2013, 2015 and 2017. At December 31, 2010, approximately $250 million in principal amount of our long-term debt is due in each of 2013 and 2015, and $450 million in principal is due in 2017. We may redeem or continue to repurchase some or all of our outstanding debt if circumstances are favorable to us. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs.

We expect to meet the long-term liquidity needs of Radian Group with (i) available cash and marketable securities, including $150 million held in the CPS trust fund accounts(ii) additional potential private or public issuances of debt or equity securities, (iii) cash received under tax- and expense-sharing arrangements with our subsidiaries and (iv) the sale of assets or from dividends from our subsidiaries. If necessary, we may need to refinance all or a portion of our long-term debt, but we cannot assure you that we will be able to do so on favorable terms, if at all.

In November 2010, we issued $450 million principal amount of 3.0% convertible, unsecured senior notes due November 2017. The notes mature on November 15, 2017. Upon a conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation that is in excess of the aggregate principal amount of the notes being converted. The conversion rate will initially be 85.5688 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $11.69 per share of common stock). The conversion rate will be subject to adjustment in certain events, but will not be adjusted for any accrued and unpaid interest, if any. In addition, following certain corporate events, we will increase the conversion rate for a holder who elects to convert its notes in connection with that corporate event in certain circumstances.

Holders of the notes will be able to convert their notes, at their option, before the close of business on the business day immediately preceding August 15, 2017, only under the following circumstances:

1.	During any calendar quarter after December 31, 2010 (and only during such calendar quarter), if the last reported sale price of our common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

2.	During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes (for each trading day during that measurement period), was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on such trading day; or

3.	Upon the occurrence of specified corporate events as described in the indenture for the notes.

In connection with the offering of the convertible notes, we also entered into capped call transactions with an affiliate of Morgan Stanley & Co., Incorporated, whose obligations have been guaranteed by Morgan Stanley.

These capped call transactions each have an initial strike price equal to the initial conversion price of the convertible notes and a cap price initially equal to approximately $14.11, or approximately 160% of the last reported sale price of our common stock on the NYSE on November 8, 2010 (in each case subject to certain anti-dilutive adjustments similar to those in the notes). These capped call transactions are intended to offset the potential dilution to our common stock and/or any potential cash payments that may be required to be made by us upon conversion of the convertible notes in excess of the principal amount of converted notes, up to the initial cap of $14.11 per share. If, however, the market value per share of our common stock, as measured under the terms of the capped call transactions, exceeds the applicable cap price of the transactions, the number of shares of our common stock and/or the amount of cash we expect to receive upon the exercise of the capped call transactions will be capped and the anti-dilutive and/or offsetting effect of the transactions will be limited. We paid approximately $46.1 million from the net proceeds from the issuance and sale of convertible notes to purchase these capped call transactions.

The terms of the convertible notes contain customary events of default including payment defaults, failure to comply with covenants and certain insolvency events. The occurrence of an event of default may lead the outstanding principal and unpaid interest of the convertible notes to be immediately due and payable. In addition to the convertible notes, as of December 31, 2010, we had outstanding $160 million of outstanding principal amount of 7.75% debentures due in 2011, $250 million principal amount of 5.625% senior notes due in 2013 and $250 million principal amount of 5.375% senior notes due in 2015.

For additional information regarding our long-term debt, see Note 13 of Notes to Consolidated Financial Statements.

Mortgage Insurance

The principal liquidity requirements of our mortgage insurance business include the payment of claims, operating expenses (including those allocated from Radian Group), taxes and potential capital support for its mortgage insurance subsidiaries. The principal sources of liquidity in our mortgage insurance business are capital contributions from Radian Group (Radian Group contributed $322 million to Radian Guaranty in 2010), insurance premiums, net investment income, cash dividends from Radian Asset Assurance, and potential payments from Radian Group under our tax allocation agreement. Our mortgage insurance business has incurred significant losses during the past four years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that any shortfall can be funded from sales of short-term marketable securities held by our mortgage insurance subsidiaries, from maturing fixed-income investments and from the sale of less liquid marketable securities held by our mortgage insurance business.

As discussed above, as a result of losses incurred by CMAC of Texas and Radian Mortgage Insurance during 2010, Radian Guaranty contributed approximately $74 million to Radian Mortgage Insurance and $12 million to CMAC of Texas during 2010, to enable these subsidiaries to satisfy their minimum statutory capital requirements. Additional capital support for these and other subsidiaries may be required in the near and long term.

As of December 31, 2010, Radian Asset Assurance maintained claims paying resources of $2.4 billion, including statutory surplus of approximately $1.0 billion. During 2010, Radian Asset Assurance paid a dividend of $69.2 million to Radian Guaranty. We currently anticipate that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $60 million to Radian Guaranty in June 2011.

The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment or increase in statutory reserves, as well as the amount we pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to release capital to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to issue dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any reduction in statutory capital would also likely reduce Radian Asset Assurance’s capacity to issue dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from issuing dividends altogether without prior approval from the New York State Insurance Department.

We transferred our equity interest in Sherman to Radian Guaranty in the fourth quarter of 2009. Following this transfer, Radian Guaranty received a $1.5 million dividend from Sherman in the first quarter of 2010, and a $28 million dividend in April 2010. On May 3, 2010, Radian Guaranty sold all of its remaining equity interest in Sherman for approximately $172 million in cash.

Financial Guaranty

The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes, and dividends to Radian Guaranty. As of December 31, 2010, we have eight CDS contracts with respect to seven TruPs bonds pursuant to which we may be required to pay our counterparty the outstanding par amount of our insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2015 and 2017, but automatically extend for additional one year increments (but no later than the maturity date of the TruPs CDO) unless terminated by our counterparty. If we are required to pay a liquidity claim, our counterparty would be obligated under the CDS to either deliver the insured TruPs bond to us or to periodically pay us cash in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We may be required to pay a liquidity claim on one CDS contract (representing $115.9 million in net par outstanding, for which we are currently paying interest shortfalls) that is currently scheduled to terminate in July 2016. We are exploring loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk on this bond. We can provide no assurance that we will be successful in such loss mitigation efforts.

The principal sources of liquidity in our financial guaranty business are premium collections, credit enhancement fees on credit derivative contracts and net investment income. We believe that the cash flows generated by our financial guaranty subsidiaries will provide these subsidiaries with the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales of marketable securities in our investment portfolio maintained at our operating companies and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our financial guaranty business.

Reconciliation of Consolidated Net Loss to Cash (Used in) Provided by Operations

The following table reconciles consolidated net loss to cash (used in) provided by operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Net loss	$(1,805,867)	$(147,879)	$(410,579)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net losses (gains) on other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	630,539	(259,261)	(561,447)
Net payments related to derivative contracts and VIE debt (1)	(291,936)	(38,044)	(126,664)
Equity in net earnings of affiliates	(14,668)	(33,226)	(59,797)
Distributions from affiliates (1)	29,498	11,040	35,460
Gain on sale of affiliate	(34,815)	—	—
Proceeds from sales of trading securities (1)	—	4,286,336	335,109
Purchases of trading securities (1)	—	(3,880,824)	(848,123)
Cash received (paid) for commutations, terminations and recaptures (1)	85,657	(369,926)	(36,620)
Deferred tax provision (benefit)	381,408	(55,344)	(313,088)
Depreciation and amortization, net	39,789	20,080	16,188
Change in:
Unearned premiums	(136,291)	(178,677)	(126,936)
Deferred policy acquisition costs	11,949	19,954	59,935
Reinsurance recoverables	58,266	(197,764)	(458,399)
Loss and LAE reserves	252,908	629,873	1,629,500
Second-lien premium deficiency reserves	(14,621)	(61,504)	(108,785)
Prepaid federal income taxes (1)	—	248,828	544,658
Other assets	(34,405)	3,641	(32,300)
Accounts payable and accrued expenses	(20,014)	30,342	129,650

Cash (used in) provided by operations	$(862,603)	$27,645	$(332,238)

(1)	Represents a cash item.

Cash flows from operating activities for 2010 decreased compared to 2009 primarily due to an increase in our net loss in 2010 and an increase in losses and payments related to derivative contracts and VIE debt. During 2008 and most of 2009, our trading securities activity reflected active and frequent buying and selling, as market prices of our investments strengthened as a result of the improving domestic and global economic environment, and we made the decision to opportunistically realize gains in the investment portfolio. As such, this activity was reflected as cash flows from operating activities within our consolidated statements of cash flows during 2008 and most of 2009. Beginning in the fourth quarter of 2009 and for all of 2010, we have classified purchases of trading securities within cash flows from investing activities, since those purchases are more consistent with our overall investment strategy. While our 2010 trading securities activity was significant, it was primarily driven by the strategic repositioning of the portfolio in order to: (1) shorten duration for liquidity purposes, and (2) increase our allocation to taxable bonds to maximize our after-tax yields. Because this activity relates to overall strategic initiatives and is not trading related, it is reflected as cash flows from investing activities. We expect that we will use more cash than we generate from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $0.9 billion at December 31, 2010, compared to $2.0 billion at December 31, 2009. The decrease in stockholders’ equity resulted primarily from our net loss of $1.8 billion for 2010, caused primarily by the establishment of a valuation allowance against our DTA and large unrealized losses on our derivative instruments. These losses were partially offset by a $592 million increase in additional paid-in capital resulting from our $550 million common stock public offering in May 2010 and our November 2010 public offering of $450 million principal amount of convertible senior notes due 2017.

Ratings

Radian Group Inc. (“Radian Group”) and certain of our operating subsidiaries have been assigned the ratings provided in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, historically, it also has been a significant factor in determining Radian Guaranty’s eligibility with the GSEs. See “Risk Factors—We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” in Item 1A of Part I of this Annual Report on Form 10-K.

	MOODY’S (1)	S&P (2)
Radian Group	B3	CCC+
Radian Guaranty	Ba3	B+
Radian Insurance	B1	(3)
Amerin Guaranty	Ba3	B+
Radian Asset Assurance	Ba1	BB-

(1)	Moody’s ratings outlook for Radian Group, Radian Guaranty, Radian Insurance and Amerin Guaranty is currently Positive. Moody’s ratings outlook for Radian Asset Assurance is currently Stable.
(2)	S&P’s ratings outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.
(3)	Ratings have been withdrawn.

Recent Ratings Actions—S&P

On January 24, 2011, S&P released proposed changes to its ratings criteria for financial guarantors, which among other things, adds additional qualitative and quantitative tests to their criteria. S&P has indicated that it expects that, if implemented, the proposed changes would significantly increase the capital required by financial guarantors in order for them to achieve the highest investment-grade ratings from S&P. Because Radian Asset Assurance is currently rated below investment-grade, we are uncertain what impact, if any, the proposed changes will have on Radian Asset Assurance or Radian Group. These changes could, however, have a material adverse effect on other financial guarantors or the financial guaranty industry in general, and could make it more difficult for us to successfully utilize the FG Insurance Shell or further reduce our financial guaranty exposure through commutations or recaptures of business by our primary ceding customers.

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, assumptions or judgments which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements is set forth below.

Reserve for Losses

We establish reserves to provide for losses and LAE and the estimated costs of settling claims in both our mortgage insurance and financial guaranty segments. The accounting standard regarding accounting and reporting by insurance enterprises specifically excludes mortgage insurance from its guidance relating to the reserve for losses but does not provide any other specific guidance. Therefore, because of the lack of specific guidance, we establish reserves for mortgage insurance using the guidance contained in this standard, supplemented with other accounting guidance as described below.

Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility as currently exists. We cannot be certain that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

Mortgage Insurance

In the mortgage insurance segment, reserves for losses are not established until a borrower has missed two monthly payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. We also forecast the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”). Based on these estimates, we arrive at our estimate of loss reserves at a given point in time.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.

With respect to loans that are in an early stage of default, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for loans in the early stage of default are more volatile in nature than for loans that are in the later stage of default, which generally require a larger reserve. As the default proceeds towards foreclosure, there is generally more certainty around these estimates as a result of the aged status of the defaulted loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured), the reserve for that loan is removed from the reserve for losses and LAE. We also establish reserves for defaults that we estimate have been incurred but not been reported to us on a timely basis, and for defaults related to previously rescinded policies and denied claims which are likely to be reinstated, (in the case of previously rescinded policies), or resubmitted (in the case of previously denied claims). Due to the period of time (generally up to 90 days) that we give the insured to rebut our decision to rescind coverage before we consider a policy to be rescinded and removed from our default inventory, we do not currently expect a material amount of policies that were ultimately rescinded to be reinstated. All estimates are periodically reviewed and adjustments are made as they become necessary.

We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second loss position, we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency” below for an exception to this general principle.

Each loan that we insure is unique, but for purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alt-A, and Subprime), type of insurance (i.e., primary or pool), vintage year, loss position (i.e., with or without a deductible), and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. Recently, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation, reflecting the poor underwriting periods of 2005 through 2008. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance, and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves.

Our default to claim rate assumption was 40% at December 31, 2010, 36% at December 31, 2009, and 46% at December 31, 2008. The increase from 2009 to 2010 was attributable to the aging of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our ending default inventory as of December 31, 2010, which was primarily attributable to the realization of rescissions and denials during 2010. The decrease from 2008 to 2009 was primarily as a result of an increase in our estimate of rescissions and denials, which was based on actual recent experience at that time. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory. We expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio. The elevated levels in the rate of rescissions and denials during 2009 and 2010 have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a certificate of insurance or denied a claim. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory includes an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies for which an initial intent to rescind letter has been sent to our lender customers to remain in-force and ultimately be paid, as a result of valid challenges by such policy holders.

We considered the sensitivity of first-lien loss reserve estimates at December 31, 2010, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at December 31, 2010), we estimated that our loss reserves would change by approximately $104 million at December 31, 2010. For every one percentage point change in pool claim severity (which we estimate to be 48% of unpaid principal balance at December 31, 2010), we estimated that our loss reserves would change by approximately $10 million at December 31, 2010. For every one percentage point change in our overall default to claim rate (which we estimate to be 40% at December 31, 2010, including our assumptions related to rescissions and denials), we estimated an $82 million change in our loss reserves at December 31, 2010.

Reserves for our mortgage insurance business are recorded based on our estimate of loss and LAE reserves. We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at December 31, 2010 represents our best estimate of our future losses and LAE on existing defaults.

Financial Guaranty

In our financial guaranty segment, we recognize a claim liability on our non-derivative transactions prior to an event of default (insured event) when there is evidence that credit deterioration has occurred for a particular policy, and when the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, and based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we use information provided by the ceding company, as well as our specific knowledge of the credit for determining expected loss.

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management, working with our legal group, is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied during the ongoing monitoring and surveillance of each exposure in the portfolio as well as at the point of origination of a transaction.

There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, should our financial guaranty risk management group disagree with the risk rating assigned by the ceding company, we may assign our own risk rating rather than use the risk rating assigned by the ceding company.

Prior to our adoption on January 1, 2009 of the update to the accounting standard regarding accounting for financial guaranty insurance contracts for all non-derivative financial guaranty insurance policies, we established case and LAE reserves for specifically identified impaired credits that had defaulted and allocated non-specific and LAE reserves for specific credits that we expected to default (case reserves and allocated non-specific reserves combined represented our allocated reserves). We also recorded unallocated non-specific reserves for other losses on a portfolio basis. Our unallocated non-specific reserves were established over time by applying an expected loss ratio to the premiums earned during each reporting period and discretionary adjustments by management as appropriate due to changes in expected frequency and severity of losses.

Reserve for Premium Deficiency

We have a second-lien premium deficiency reserve (“PDR”) of $10.7 million as of December 31, 2010. Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product exceeds the net present value of expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

Numerous factors affect our ultimate claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien mortgage insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of December 31, 2010, our modeled loan default projections assume that the rate at which current loans will default will remain consistent with those rates observed at December 31, 2010 for nine months, and then gradually return to normal historical levels over the subsequent two years.

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2010. Expected losses are based on an assumed paid claim rate of approximately 11.7% on our total primary first-lien mortgage insurance portfolio, which includes both delinquent loans and current loans, comprising 8.8% on prime, 25.6% on subprime and 24.4% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, our estimated rescissions and denials on insured loans, as part of our loss mitigation efforts, partially offset the impact of expected defaults and claims.

For our second-lien mortgage insurance business, we project future premiums and losses for this business on a transaction-by-transaction basis, using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections.

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

When determining the fair value of our liabilities, we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. Our CDS spread is the only observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default. As our CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At December 31, 2010, our total Level III assets were approximately 3.7% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Available for sale securities, trading securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value as described in Note 5 of Notes to Consolidated Financial Statements. All derivative instruments and contracts are recognized on our consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments and certain other assets are included in the statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income.

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

Corporate bonds and notes—The fair value of corporate bonds and notes is estimated using recent transaction activity, including market and market-like observations. Spread models are used that incorporate issuer and structure characteristics, such as credit risk and early redemption features, where applicable. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

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

We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and more relevant inputs or projections become available that we believe would represent the view of a typical market participant, we change to an approach that is based on the relevant available information. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, where very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.

Our derivative liabilities valuation methodology incorporates our own non-performance risk by including our observable CDS spread as an input into the determination of the fair value of our derivative liabilities. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS and Consolidated CPS VIE Debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts effective January 1, 2010. We purchased substantially all of the securities issued by the remaining trust, and we consolidated the assets and liabilities of that trust during 2010. As of December 31, 2010, there is no consolidated CPS VIE debt because we own approximately 100% of all three trusts and, as such, the put options on CPS are eliminated in consolidation as well.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE Debt

NIMS are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives, NIMS derivative assets or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a reduction of the derivative liability. Since NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives, NIMS derivative assets and NIMS VIE debt are all categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS VIEs, the fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally generated valuation model.

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $135.6 million as of December 31, 2010, which is our best estimate of settlement value at that date and represents substantially all of our total risk in force. The recorded fair value of our total net liabilities related to NIMS as of December 31, 2010 was $129.3 million, of which $11.7 million relates to derivative assets and $141.0 million relates to debt of the NIMS VIE trusts. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $6.3 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums— Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 86% of the aggregate net par outstanding of our corporate CDO transactions (as of December 31, 2010) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred in the past. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

Determining the Fair Premium Amount—For each Corporate CDO transaction, we perform three principal steps in determining the fair premium amount:

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

Our corporate CDO transactions possess similar structural features to the standard CDX tranches, but often differ with respect to the referenced corporate entities, the term, the attachment points and the detachment points. Therefore, in order to determine the equivalent-risk tranche for each of our corporate CDO transactions, we determine the attachment and detachment points on the CDX index that have comparable estimated probabilities of loss as the attachment and detachment points in our transactions. We begin by performing a simulation analysis of referenced entity defaults in our transactions to determine the probability of portfolio losses exceeding our attachment and detachment points. The referenced entity defaults are primarily determined based on the following inputs: the market observed CDS credit spreads of the referenced corporate entities, the correlations between each of the referenced corporate entities, and the term of the transaction.

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

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS, and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS, and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default has occurred and remains outstanding as of the termination date of our CDS coverage (a “conditional liquidity claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a conditional liquidity claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a conditional liquidity claim. A discounted cash flow valuation is also performed for this scenario where we are required to make a conditional liquidity claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a conditional liquidity claim and one in which the claim is not made.

CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDOs of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses can be estimated.

For one CDO of ABS transaction, the credit quality of the underlying referenced obligations was reasonably similar to that which was included in the AAA-rated ABX.HE index, a standardized list of RMBS reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction was derived directly from the observed spreads of this index. This transaction matured during 2010.

Prior to January 1, 2010, our guaranty on our sole outstanding directly insured CDO of ABS transaction was accounted for as a derivative. Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for this CDO of ABS transaction and consolidated the VIE assets and liabilities as of January 1, 2010. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by this VIE, which primarily consist of trading securities, interest rate swaps and VIE debt to note holders in the trust. The fair value election results in a net fair value of the VIE assets and VIE liabilities that is equal to the fair value liability of our exposure as previously accounted for as a derivative. See Note 6 of Notes to Consolidated Financial Statements for further discussion of the primary beneficiary analysis and the related financial impact to our financial position, financial performance and cash flows.

The investment securities in this consolidated CDO of ABS transaction have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows for the transaction based on our internal credit analysis, which is based on the current performance of each security. The present value of the expected cash flows from the securities is then determined using a discount rate derived from the BBB- ABX.HE index. The present value of the insured cash flows (which represents the VIE debt) is determined using a discount rate that is equal to our CDS rate plus a risk-free rate. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.

The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $453.6 million at December 31, 2010. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of December 31, 2010, was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.

CDOs of CMBS—The fair premium amounts for our CDOs of CMBS transactions for a typical market participant are derived first by observing the spreads of the CMBX indices that match the underlying reference obligations of our transactions. A mezzanine tranche, which represents our insured tranche, is then priced through a standard CDO model. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on vintages and credit rating. For each of our CDOs of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating. Because the observable CMBS indices do not have a similar mezzanine tranche, we use an internal CDO pricing model in order to adjust fair value for this structural feature. A standard CDO pricing model was calibrated to establish the market pricing at inception. This CDO pricing model is then applied to the current valuation period to derive the fair premium for the mezzanine tranche. The typical fair premium amount represents the estimated fair value of the expected future fair premiums determined by using a discount rate equal to the CDS spread of a typical market participant plus a risk-free rate.

All Other Non-Corporate CDOs and other Derivative Transactions—For all of our other non-corporate CDOs and other derivative transactions, observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium. The fair premium amount is calculated such that the expected profit (fair premium amount net of expected losses and other expenses) is proportional to an internally-developed risk-based capital amount. Expected losses and our internally developed risk-based capital amounts are projected by our model using the credit rating, term, and current par outstanding for each transaction.

For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of CDOs of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for assumed credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2010, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

Other Financial Guaranty VIE Consolidated Assets/Liabilities

Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for two VIEs in addition to our CDO of ABS transaction as of January 1, 2010, for which we have provided financial guarantees. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by these two VIEs, which primarily consist of manufactured housing loans and VIE debt to note holders in the trust. The fair value election allows us to offset the changes in fair value of the assets and liabilities of the trust, providing a better representation of our net exposure to the VIEs. See Note 6 of Notes to Consolidated Financial Statements for further discussion of the primary beneficiary analysis and the related financial impacts to our financial position, financial performance and cash flows.

The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for these transactions is determined using a discounted cash flow analysis. We do not currently estimate any projected claims based on our internal credit analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs, and to derive the fair value of the assets in these VIEs, which are reported within other assets on our consolidated balance sheets.

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $131.0 million; however, we do not currently expect to pay any claims related to these two VIEs. At December 31, 2010, we recorded $109.7 million of other assets, $109.0 million of VIE debt and $0.7 million of accounts payable and accrued expenses associated with these two VIEs.

Mortgage Insurance International and Domestic CDS

In determining the estimated fair value of our mortgage insurance international and domestic CDS, we used the following information: (1) non-binding fair value quotes from our counterparties on each respective transaction, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of quarterly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there were material inconsistencies in the inputs to determine estimated fair value, they were reviewed and a final determination was made by management in light of the specific facts and circumstances surrounding each price. We made an adjustment to the fair value amount described above to incorporate our own non-performance risk. The amount of the adjustment was computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs. Prior to their termination, our CDS transactions were categorized in Level III of the fair value hierarchy. In December 2010, we terminated our remaining mortgage insurance international CDS and in the second quarter of 2009, we terminated our remaining mortgage insurance domestic CDS.

Investments

We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Beginning in the second quarter of 2009, we classified all security purchases as trading securities. Short term investments consist of assets invested in money market instruments, certificates of deposit and highly liquid, interest bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Note 5 of Notes to Consolidated Financial Statements for further discussion on the fair value of investments, and “Investment Policy and Portfolio” in Item 1 for more information on our investment portfolio.

For certain hybrid financial instruments that would be required to be separated into a host contract and a derivative instrument, the accounting standard regarding derivatives and hedging permits an entity to irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value (with changes in fair value recognized in earnings). We elected to record our convertible securities meeting these criteria at fair value with changes in the fair value recorded as net gains or losses on other financial instruments. All hybrid financial instruments are classified trading securities.

On April 1, 2009, we adopted a new accounting standard regarding recognition and presentation of other-than-temporary impairments (“OTTI”). In accordance with this new standard, we record an other-than-temporary impairment on a security if we intend to sell the impaired security or if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or we expect to be unable to collect cash flows sufficient to recover the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. For securities held as of April 1, 2009 that had previously been other-than-temporarily impaired, an after-tax transition adjustment of $21.5 million was booked to reclassify the non-credit loss portion of these impairments from retained earnings to accumulated other comprehensive income (loss).

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

VIEs

Effective January 1, 2010, we adopted the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties where we have provided credit protection directly on variable interests and, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. As defined by the accounting standard, VIEs include corporations, trusts or partnerships in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance activities without additional subordinated financial support. In addition, as a result of the update to the standard regarding accounting for transfers of financial assets, effective January 1, 2010, special purpose entities that were previously considered QSPEs are to be considered in the VIE accounting framework as prescribed by the standard regarding financial reporting by enterprises involving VIEs.

An entity is considered the primary beneficiary and is required to consolidate a VIE if its variable interest (i) gives it the power to most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive residual benefits that could potentially be significant to the VIE. For all VIEs in which we have a variable interest, we determine whether we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant us additional rights to influence or control the economic performance of the VIE upon the occurrence of an event of default or a servicer termination event or the breach of a performance trigger, and our obligation to absorb significant losses. Due to the continued deterioration of the performance of many of our financial guaranty transactions, the breach of these performance tests or other events giving rise to our right to influence or control the economic performance of the VIE could occur. When we obtain control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we have become the primary beneficiary.

When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of December 31, 2010, we have determined that we are the primary beneficiary of our NIMS transactions, our CPS transactions and certain financial guaranty structured transactions. As a result of the adoption of this accounting standard, in addition to the VIEs we had consolidated prior to January 1, 2010, we concluded that we are the primary beneficiary of two additional VIEs with respect to which we provided credit protection pursuant to financial guaranty insurance contracts and one additional VIE with respect to which we provided credit protection pursuant to a financial guaranty derivative contract. While the implementations of this accounting standard impacted the classification of our assets, liabilities, and certain line items in our statement of operations, we recorded no transition adjustments at January 1, 2010, because the net liabilities associated with these transactions remained unchanged. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.

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

As of December 31, 2010, before consideration of our valuation allowance, we had a net DTA in the amount of $879.4 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on the relative impact of all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding the weight given to the potential effect of negative and positive evidence and whether the DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence considered are our cumulative losses in recent years, and the increased uncertainty around our future operating results. We also consider several sources of positive evidence when assessing the need for a valuation allowance such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and any potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which it can be objectively verified.

In accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we use an annualized effective tax rate to compute our tax expense each quarter. We adjust this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the uncertainty of the impact these discrete items will have for the full year, which directly affects our ability to estimate our pre-tax income or loss and the associated effective tax rate at each quarterly period, we believe it is appropriate to treat these items discretely when developing our effective tax rate each quarter. Future changes in these discrete items during the year will impact our annualized effective tax rate.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding fair value measurements and disclosures. This update requires new disclosures regarding significant transfers in and out of Level I and Level II fair value measurements for interim and annual reporting periods beginning after December 15, 2009. Additional disclosures regarding the reconciliation of Level III fair value measurements are not required until 2011.

Effective January 1, 2010, we adopted the update to the accounting standard regarding accounting for transfers of financial assets. This update is intended to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, this update removes the concept of a QSPE from the accounting standard related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from applying the accounting standard related to the consolidation of VIEs. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. See “VIEs” above for a description regarding the impact of this adoption.

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

In July 2010, the FASB issued an update to the accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of this update is to provide financial statement users with information that will enable them to understand: the nature of credit risk inherent in the creditor’s portfolio of financing receivables; the way credit risk is analyzed in arriving at the allowance for credit losses; and the changes in the allowance for credit losses and reasons for the changes. The new disclosures required by this update are effective for interim and annual periods ending after December 15, 2010. The new requirements did not have a significant impact on our disclosures, as discussed in Note 9 of Notes to Consolidated Financial Statements.

In October 2010, the FASB issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Currently, acquisition costs are defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The impact of this revised definition of acquisition costs may result in additional expenses being charged to earnings immediately rather than being deferred. This update is effective for fiscal years beginning after December 15, 2011. Management is currently evaluating the impact that may result from the adoption of this standard.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our investment securities and certain financial guaranty contracts. This analysis is performed by determining the potential loss in future earnings, fair values or cash flows of market-risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices.

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

Interest-Rate Risk

The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk, and we have determined that the fair value of our interest-rate-sensitive investment assets is materially exposed to changes in interest rates.

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at December 31, 2010 and 2009, was $6.6 billion and $6.1 billion, respectively, of which 91% and 95%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At December 31, 2010, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $256.7 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $277.5 million. At December 31, 2010, the average duration of the fixed-income portfolio was 4.2 years.

Credit Risk

We provide credit protection in the form of CDS and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS, and TruPs. With the exception of NIMS, one CDO of ABS and our insured TruPs CDOs (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of December 31, 2010. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian’s five-year CDS spread was 4.65% at December 31, 2010. The five-year CDS spread is an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific fair value liabilities is typically based on the remaining term of the instrument.

NIMS related ($ in millions)
Weighted average credit spread	43.5%
Fair value of net liabilities (1)	$129.3

	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of NIMS credit spreads	0% change in NIMS credit spreads	10% widening of NIMS credit spreads
50% tightening of Radian’s CDS spread	$2.0	$2.1	$2.1
0 basis points change in Radian’s CDS spread	—	—	—
50% widening of Radian’s CDS spread	(1.7)	(1.6)	(1.6)

Corporate CDOs ($ in millions)
Weighted average credit spread	0.61%
Fair value of net liabilities	$105.6

	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
	(In millions)
50% tightening of Radian’s CDS spread	$105.0	$134.4	$164.2
0 basis points change in Radian’s CDS spread	(18.8)	—	11.7
50% widening of Radian’s CDS spread	(69.5)	(61.0)	(51.4)

Non-Corporate CDO related (2) ($ in millions)
Weighted average credit spread	2.81%
Fair value of net liabilities (3)	$762.1

	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
	(In millions)
50% tightening of Radian’s CDS spread	$406.0	$435.0	$464.4
0 basis points change in Radian’s CDS spread	(22.3)	—	22.8
50% widening of Radian’s CDS spread	(308.1)	(290.3)	(272.2)

(1)	Includes VIE debt of $141.0 million and NIMS derivative assets of $11.7 million.
(2)	Includes TruPs, CDOs of CMBS, CDOs of ABS and other non-corporate CDOs.
(3)	Includes net VIE liabilities of $203.6 million and net derivative liabilities of $558.5 million.

Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.

Foreign Exchange Rate Risk

We analyzed our currency exposure as of December 31, 2010 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $11.7 million as of December 31, 2010.

At December 31, 2010, we held approximately $32.2 million of investments denominated in Euros. The value of the Euro against the U.S. dollar weakened from 1.43 at December 31, 2009 to 1.34 at December 31, 2010. At December 31, 2010, we held approximately $52.9 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0108 at December 31, 2009 to 0.0123 at December 31, 2010.

Equity Market Price

At December 31, 2010, the market value and cost of our equity securities were $340.0 million and $296.7 million, respectively. Included in the market value and cost of our equity securities is $155.6 million and $136.4 million, respectively, classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $34.0 million as of December 31, 2010.

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

Our board of directors exercises its responsibility for the financial statements through its Audit Committee, which consists entirely of independent non-management board members. The Audit Committee meets periodically with management and with PricewaterhouseCoopers LLP, the independent registered public accounting firm retained to audit our Consolidated Financial Statements, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

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

C. Robert Quint

Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in common stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Radian Group Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) as of and for the year ended December 31, 2010 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted in 2010 a new accounting standard for variable interest entities and, in 2009, a new accounting standard for financial guaranty insurance contracts. As discussed in Note 1 to the consolidated financial statements, in 2008, the Company discontinued writing new financial guaranty business.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

March 1, 2011

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	(In thousands, except share and per share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $11,416 and $20,308)	$10,773	$19,283
Fixed-maturities available for sale—at fair value (amortized cost $340,795 and $1,667,108)	273,799	1,555,827
Equity securities available for sale—at fair value (cost $160,242 and $173,418)	184,365	176,251
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $83,184 and $0)	4,562,821	2,958,938
Short-term investments—at fair value (including VIE investments of $149,981 and $99,918)	1,537,498	1,401,157
Other invested assets—at cost	59,627	25,739

Total investments	6,628,883	6,137,195
Cash	20,334	41,574
Restricted cash	31,413	35,607
Investment in affiliates	133	121,480
Deferred policy acquisition costs	148,326	160,281
Accrued investment income	40,498	38,151
Accounts and notes receivable (less allowance of $50,000 and $50,000)	116,452	154,183
Property and equipment, at cost (less accumulated depreciation of $92,451 and $89,062)	13,024	16,197
Derivative assets (including VIE derivative assets of $11,732 and $12,182)	26,212	68,534
Deferred income taxes, net	27,531	440,948
Reinsurance recoverables	244,894	628,572
Other assets (including VIE other assets of $112,426 and $0)	323,187	214,436

Total assets	$7,620,887	$8,057,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$686,364	$823,621
Reserve for losses and loss adjustment expenses (“LAE”)	3,596,735	3,578,982
Reserve for premium deficiency	10,736	25,357
Long-term debt	964,788	698,222
VIE debt—at fair value (including $9,514 and $18,493 of non-recourse debt)	520,114	296,080
Derivative liabilities (including VIE derivative liabilities of $19,226 and $0)	723,579	238,697
Accounts payable and accrued expenses (including VIE accounts payable of $837 and $0)	258,791	391,205

Total liabilities	6,761,107	6,052,164

Commitments and Contingencies (Note 18)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,507,853 and 99,989,972 shares issued at December 31, 2010 and 2009, respectively; 133,049,213 and 82,768,856 shares outstanding at December 31, 2010 and 2009, respectively	150	100
Treasury stock, at cost: 17,458,640 and 17,221,116 shares at December 31, 2010 and 2009, respectively	(892,012)	(889,496)
Additional paid-in capital	1,963,092	1,363,255
Retained (deficit) earnings	(204,926)	1,602,143
Accumulated other comprehensive loss	(6,524)	(71,008)

Total stockholders’ equity	859,780	2,004,994

Total liabilities and stockholders’ equity	$7,620,887	$8,057,158

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2010	2009	2008
	(In thousands, except per share amounts)
Revenues:
Premiums written—insurance:
Direct	$788,321	$790,052	$965,741
Assumed	(6,585)	(207,074)	6,676
Ceded	(89,855)	(139,130)	(155,548)

Net premiums written	691,881	443,848	816,869
Decrease in unearned premiums	133,852	382,053	154,951

Net premiums earned—insurance	825,733	825,901	971,820
Net investment income	178,760	214,190	263,033
Change in fair value of derivative instruments	(558,712)	99,958	710,913
Net (losses) gains on other financial instruments	(71,737)	168,572	(94,300)
Total other-than-temporary impairment (“OTTI”) losses	(90)	(9,269)	(55,166)
Losses recognized in other comprehensive income (loss)	—	—	—

Net impairment losses recognized in earnings	(90)	(9,269)	(55,166)
Gain on sale of affiliate	34,815	—	—
Other income	8,696	14,026	11,736

Total revenues	417,465	1,313,378	1,808,036

Expenses:
Provision for losses	1,739,244	1,337,574	2,205,340
Provision for premium deficiency	(14,621)	(61,504)	(108,785)
Policy acquisition costs	53,469	63,034	136,396
Other operating expenses	191,942	203,770	255,497
Interest expense	41,777	46,010	53,514

Total expenses	2,011,811	1,588,884	2,541,962

Equity in net income of affiliates	14,668	33,226	59,797

Pretax loss	(1,579,678)	(242,280)	(674,129)
Income tax provision (benefit)	226,189	(94,401)	(263,550)

Net loss	$(1,805,867)	$(147,879)	$(410,579)

Basic net loss per share	$(15.74)	$(1.80)	$(5.12)

Diluted net loss per share	$(15.74)	$(1.80)	$(5.12)

Weighted average number of common shares outstanding—basic	114,697	81,937	80,258

Weighted average number of common and common equivalent shares outstanding—diluted	114,697	81,937	80,258

Dividends per share	$.01	$.01	$.045

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
					Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other
	(In thousands)
BALANCE, JANUARY 1, 2008	$98	$(889,478)	$1,331,790	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736
Comprehensive (loss) income:
Net loss	—	—	—	(410,579)	—	—	—	(410,579)
Unrealized foreign currency translation adjustment, net of tax of $982	—	—	—	—	1,824	—	—	1,824
Unrealized holding losses arising during period, net of tax benefit of $152,788	—	—	—	—	—	(282,448)	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $350	—	—	—	—	—	651	—

Net unrealized losses on investments, net of tax benefit of $152,438	—	—	—	—	—	(283,099)	—	(283,099)

Total comprehensive loss	—	—	—	—	—	—	—	(691,854)
Sherman Financial Group LLC (“Sherman”) unrealized gain included in net loss	—	—	—	—	—	—	(16,761)	(16,761)
Pension curtailment	—	—	—	—	—	—	1,884	1,884
Repurchases of common stock under incentive plans	—	1,421	(1,802)	—	—	—	—	(381)
Issuance of restricted stock	—	—	476	—	—	—	—	476
Amortization of restricted stock	—	—	7,711	—	—	—	—	7,711
Net actuarial gain	—	—	—	—	—	—	36	36
Stock-based compensation expense	—	—	12,529	—	—	—	—	12,529
Dividends declared	—	—	—	(3,666)	—	—	—	(3,666)

BALANCE, DECEMBER 31, 2008	$98	$(888,057)	$1,350,704	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710
Cumulative effect of adoption of Accounting for Financial Guaranty Contracts (See Note 2)	—	—	—	(37,587)	—	—	—	(37,587)

BALANCE, JANUARY 1, 2009, as adjusted	98	(888,057)	1,350,704	1,729,359	13,966	(196,480)	(16,467)	1,993,123
Cumulative effect of adoption of Accounting for OTTI (See Note 2), net of tax of $11,571	—	—	—	21,490	—	(21,490)	—	—
Comprehensive income:
Net loss	—	—	—	(147,879)	—	—	—	(147,879)
Unrealized foreign currency translation adjustment, net of tax of $2,491	—	—	—	—	4,319	—	—	4,319
Unrealized holding gains arising during period, net of tax of $107,511	—	—	—	—	—	199,700	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $29,363	—	—	—	—	—	(54,532)	—

Net unrealized gains on investments, net of tax of $78,148	—	—	—	—	—	145,168	—	145,168

Total comprehensive income	—	—	—	—	—	—	—	1,608
Repurchases of common stock under incentive plans	—	(1,439)	1,401	—	—	—	—	(38)
Issuance of common stock under benefit plans	2	—	3,743	—	—	—	—	3,745
Amortization of restricted stock	—	—	3,388	—	—	—	—	3,388
Net actuarial loss	—	—	—	—	—	—	(24)	(24)
Stock-based compensation expense	—	—	4,019	—	—	—	—	4,019
Dividends declared	—	—	—	(827)	—	—	—	(827)

BALANCE, DECEMBER 31, 2009	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
					Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other
	(In thousands)
BALANCE, JANUARY 1, 2010	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994
Comprehensive loss:
Net loss	—	—	—	(1,805,867)	—	—	—	(1,805,867)
Unrealized foreign currency translation adjustment, net of tax of $1,737	—	—	—	—	3,328	—	—
Less: Reclassification adjustment for liquidation of foreign subsidiary and net gains on sales, net of tax of $280	—	—	—	—	519	—	—

Net foreign currency translation adjustment, net of tax of $1,457	—	—	—	—	2,809	—	—	2,809
Unrealized holding gains arising during period, net of tax of $22,165	—	—	—	—	—	41,164	—
Less: Reclassification adjustment for net losses included in net loss, net of tax benefit of $2,036	—	—	—	—	—	(3,781)	—

Net unrealized gains on investments, net of tax of $24,201	—	—	—	—	—	44,945	—	44,945

Total comprehensive loss	—	—	—	—	—	—	—	(1,758,113)
Sherman unrealized loss included in net loss	—	—	—	—	—	—	16,761	16,761
Repurchases of common stock under incentive plans	—	(2,516)	108	—	—	—	—	(2,408)
Issuance of common stock–stock offering	50	—	525,837	—	—	—	—	525,887
Issuance of common stock under benefit plans	—	—	3,977	—	—	—	—	3,977
Amortization of restricted stock	—	—	3,309	—	—	—	—	3,309
Issuance of convertible debt (See Note 13)	—	—	65,701	—	—	—	—	65,701
Net actuarial loss	—	—	—	—	—	—	(31)	(31)
Stock-based compensation expense	—	—	905	—	—	—	—	905
Dividends declared	—	—	—	(1,202)	—	—	—	(1,202)

BALANCE, DECEMBER 31, 2010	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,805,867)	$(147,879)	$(410,579)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net losses (gains) on securities and change in fair value of derivative instruments	630,539	(259,261)	(561,447)
Net payments related to derivative contracts and VIE debt	(291,936)	(38,044)	(126,664)
Equity in net income of affiliates	(14,668)	(33,226)	(59,797)
Distributions from affiliates	29,498	11,040	35,460
Gain on sale of affiliate	(34,815)	—	—
Proceeds from sales of trading securities (See Note 2)	—	4,286,336	335,109
Purchases of trading securities (See Note 2)	—	(3,880,824)	(848,123)
Net cash received (paid) for commutations, terminations and recaptures	85,657	(369,926)	(36,620)
Deferred income tax provision (benefit)	381,408	(55,344)	(313,088)
Depreciation and other amortization, net	39,789	20,080	16,188
Change in:
Unearned premiums	(136,291)	(178,677)	(126,936)
Deferred policy acquisition costs	11,949	19,954	59,935
Reinsurance recoverables	58,266	(197,764)	(458,399)
Reserve for losses and LAE	252,908	629,873	1,629,500
Reserve for premium deficiency	(14,621)	(61,504)	(108,785)
Prepaid federal income taxes	—	248,828	544,658
Other assets	(34,405)	3,641	(32,300)
Accounts payable and accrued expenses	(20,014)	30,342	129,650

Net cash (used in) provided by operating activities	(862,603)	27,645	(332,238)

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	1,218,460	2,463,626	1,040,148
Proceeds from sales of equity securities available for sale	15,033	33,807	95,074
Proceeds from sales of trading securities (See Note 2)	4,735,215	536,601	376,023
Proceeds from redemptions of fixed-maturity investments held to maturity	9,035	18,171	18,303
Proceeds from redemptions of fixed-maturity investments available for sale	50,846	199,551	186,408
Purchases of fixed-maturity investments available for sale	—	(308,831)	(580,160)
Purchases of equity securities available for sale	—	(2,908)	(115,530)
Purchases of trading securities (See Note 2)	(6,126,303)	(2,577,599)	(372,666)
Purchases of short-term investments, net	(86,071)	(271,041)	(335,147)
Purchases of other invested assets, net	(33,501)	(3,616)	(81)
Purchases of property and equipment, net	(2,516)	(4,300)	(3,569)
Proceeds from sales of investments in affiliates	172,017	—	—

Net cash (used in) provided by investing activities	(47,785)	83,461	308,803

Cash flows from financing activities:
Dividends paid	(1,202)	(827)	(3,666)
Issuance of common stock	525,887	—	—
Issuance of long-term debt	391,310	—	—
Paydown of other borrowings	—	(100,000)	(100,000)
Redemption of long-term debt	(29,348)	(45,622)	—
Proceeds from termination of interest-rate swap	—	—	12,800

Net cash provided by (used in) financing activities	886,647	(146,449)	(90,866)

Effect of exchange rate changes on cash	2,501	1,088	(5,860)
Decrease in cash	(21,240)	(34,255)	(120,161)

Cash, beginning of year	41,574	75,829	195,990

Cash, end of year	$20,334	$41,574	$75,829

Supplemental disclosures of cash flow information:
Income taxes received	$(386)	$(335,497)	$(501,754)

Interest paid	$40,786	$49,224	$56,641

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$14,295	$9,779	$12,003

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

Radian Guaranty offers primary mortgage insurance coverage on residential first-lien mortgages (“first-lien”). At December 31, 2010, primary insurance on domestic first-liens comprised approximately 92.8% of domestic first-lien mortgage insurance risk in force. We also offer pool insurance on a limited basis. Pool insurance comprised approximately 7.2% of domestic first-lien mortgage insurance risk in force at December 31, 2010. In addition to traditional mortgage insurance, in the past, we have used Radian Insurance and Amerin Guaranty to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages (“second-lien”), credit enhancement on net interest margin securities (“NIMS”), credit default swaps (“CDS”) on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional” or “other risk”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Currently, our main business focus is primary mortgage insurance on domestic first-liens.

Financial Guaranty

Our financial guaranty segment has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty. In the past, we also wrote financial guaranty business internationally through Radian Asset Assurance Limited (“RAAL”), an insurance company licensed in the United Kingdom and a subsidiary of Radian Asset Assurance. All of our exposure written through RAAL has been novated to Radian Asset Assurance or commuted, and we placed RAAL into liquidation in 2010. We expect the liquidation of RAAL to be completed during 2011.

In 2008, in light of market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries, we discontinued writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. As a result, we have reduced our financial guaranty operations, including reducing our financial guaranty workforce. Since 2008, we have also reduced our financial guaranty exposures through commutations in order to eliminate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate the potential access to that capital. We continue to explore ways to maximize the value of our existing insured financial guaranty portfolio, including the possibility of partnering with third-parties to utilize all or a portion of the portfolio as a platform for writing new public finance and infrastructure business, as well as other possible ways to leverage the portfolio.

Financial Guaranty Exposure Subject to Recapture or Termination. As a result of ratings downgrades of Radian Asset Assurance, approximately $57.9 billion of our total net par outstanding as of December 31, 2010 (representing 73.5% of financial guaranty’s total net par outstanding), remains subject to recapture or termination at the option of our primary reinsurance customers and credit derivative counterparties.

If all of our direct insurance that is subject to termination was terminated as of December 31, 2010, our net par outstanding would have been reduced by $34.3 billion, with a corresponding decrease in unearned premium reserves of $8.7 million and a decrease in the present value of expected future installment premiums of $114.2 million. Net unrealized losses on derivatives and VIEs of $729.3 million would also have been reversed had these transactions been terminated. If any of our derivative transactions were terminated by our credit derivative counterparties, such terminations would not result in a payment by either party.

If all of our reinsurance that is subject to recapture was recaptured as of December 31, 2010, our net par outstanding would have been reduced by $23.6 billion and the pre-tax impact on our financial statements would have been as follows:

Statement of Operations
(In millions)
Decrease in assumed premiums written	$(248.5)

Decrease in net premiums earned	$(34.8)
Increase in change in fair value of derivative instruments	26.3
Decrease in policy acquisition costs	4.1
Decrease in provision for losses	7.5

Increase in pre-tax income	$3.1

Balance Sheet
(In millions)
Decrease in:
Cash	$176.5
Deferred policy acquisition costs	71.4
Accounts and notes receivable	32.3
Derivative assets	1.5
Unearned premiums	213.7
Reserve for losses and LAE	43.4
Derivative liabilities	27.7

Assuming all of this business was recaptured as of December 31, 2010, Radian Asset Assurance’s statutory surplus would have increased by approximately $164.4 million, primarily as a result of the release of contingency reserves. The net present value of installment premiums on derivative contracts would have decreased by $4.9 million.

While our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties, because we have entered into multiple treaties with each customer, it is possible that a customer may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. This selective recapture, if it occurs, could potentially leave us with risk that is more concentrated in troubled asset classes.

Financial Services

As a result of the sale of our remaining interest in Sherman on May 3, 2010, our financial services segment consists solely of our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), which filed for Chapter 11 bankruptcy protection on November 12, 2010. As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no carrying value related to our interest in C-BASS.

Risks and Uncertainties

Our future financial condition, results of operations and cash flows are subject to significant risks and uncertainties, including but not limited to, the following:

•

Potential adverse effects on us of the failure or significant delay of the United States (“U.S.”) economy to recover from deterioration in the housing and related credit markets and economic instability, which could increase our mortgage insurance or financial guaranty incurred losses beyond existing reserves (See Notes 10, 11 and 12).

•

Potential adverse effects if the capital and liquidity levels of Radian Group or our regulated subsidiaries’ statutory capital levels are deemed inadequate to support current business operations and strategies. Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $797.5 million at December 31, 2010. Radian Guaranty’s statutory policyholders’ surplus and contingency reserves declined from $1.5 billion at December 31, 2009 to $1.3 billion at December 31, 2010. Radian Group has contributed $322 million to Radian Guaranty during 2010. Radian Guaranty also received a dividend of $69.2 million from Radian Asset Assurance during 2010. As a result of losses generated in 2010, and in order to maintain the minimum surplus requirements for two subsidiaries that reinsure risk from Radian Guaranty, Radian Group and Radian Guaranty contributed $101 million and $12 million, respectively, of capital to Commonwealth Mortgage Assurance Company (“CMAC”) of Texas. In addition, Radian Guaranty contributed $74 million of capital to Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”) during 2010. (See Note 15).

•

Potential adverse effects if Radian Guaranty’s regulatory risk-to-capital ratio was to increase above 25 to 1, including the possibility that regulators or the GSEs may limit or cause Radian Guaranty to cease underwriting new mortgage insurance risk. We have been preparing Amerin Guaranty to write new first-lien mortgage insurance, if needed. If we are then unable to continue writing new first-lien mortgage insurance business through Amerin Guaranty, it will significantly impair our franchise value and reduce our cash flow associated with new business while we continue to honor and settle all valid claims and related expenses. At December 31, 2010, this ratio was 16.8 to 1.

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

•

Potential adverse effects from legislative efforts to reform the housing finance market, including the possibility that new federal legislation could reduce or eliminate the requirement for private mortgage insurance.

•

Potential impact on our businesses as a result of the implementation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including in particular: (i) whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions; and (ii) the possibility that additional reporting, capital and collateral requirements will be imposed on our financial guaranty business, including potentially, the posting of collateral for existing derivative contracts; and

•

Potential adverse effects on Radian Group liquidity if regulators or the GSEs limit, disallow or terminate our expense allocation agreements among Radian Group and its subsidiaries. During 2010, Radian Group received $105 million in reimbursements from its subsidiaries under these agreements.

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

2. Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, own interests ranging from 20% to 50%, are accounted for in accordance with the equity method of accounting. See Note 8 for further information. VIEs where we are the primary beneficiary are consolidated. See Note 6 for further information. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated.

Certain prior period balances have been reclassified to conform to the current period presentation. Restricted cash is excluded from our cash balance in 2010, and prior years have been revised to conform to the 2010 presentation. Hybrid securities previously reported as a separate line item are now reported in trading securities on our consolidated balance sheets and in our statements of cash flows. Deferred interest on notes receivable previously reported in accounts payable and accrued expenses is now reported in accounts and notes receivable on our consolidated balance sheets.

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

Financial Guaranty Insurance Contracts

Effective January 1, 2009, we adopted an update to the accounting standard regarding accounting for financial guaranty insurance contracts for all non-derivative financial guaranty insurance policies. This standard clarifies the accounting for financial guaranty insurance contracts, including the method of recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of this standard is limited to financial guaranty insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of the previous accounting standard regarding accounting and reporting by insurance enterprises. As a result of the implementation of this standard, we recognized a total cumulative effect of adoption as a reduction in retained earnings of $37.6 million, effective January 1, 2009.

Reserve for Losses and LAE

We establish reserves to provide for losses and LAE and the estimated costs of settling claims in both the mortgage insurance and financial guaranty segments. The accounting standard regarding accounting and reporting by insurance enterprises specifically excludes mortgage insurance from its guidance relating to the reserve for losses but does not provide any other specific guidance. Therefore, because of the lack of specific guidance, we establish reserves for mortgage insurance using the guidance contained in this standard, supplemented with other accounting guidance as described below.

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

Mortgage Insurance

In the mortgage insurance segment, reserves for losses are not established until a borrower has missed two monthly payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. We also forecast the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, and other items that may give rise to insurance rescissions and claim denials, to help determine the rate at which defaults move to claim (“default to claim rate”). Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”). Based on these estimates, we arrive at our estimate of loss reserves at a given point in time.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.

With respect to loans that are in an early stage of default, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for loans in the early stage of default are more volatile in nature than for loans that are in the later stage of default, which generally require a larger reserve. As the default proceeds towards foreclosure, there is generally more certainty around these estimates as a result of the aged status of the defaulted loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured), the reserve for that loan is removed from the reserve for losses and LAE. We also establish reserves for defaults that we believe have been incurred but not reported (“IBNR”) to us on a timely basis, and for defaults related to previously rescinded policies and denied claims which are likely to be reinstated (in the case of previously rescinded policies), or resubmitted (in the case of previously denied claims). Due to the period of time (generally up to 90 days) we give the insured to rebut our decision to rescind coverage before we consider a policy to be rescinded and removed from our default inventory, we do not currently expect a material amount of policies that were ultimately rescinded to be reinstated. All estimates are periodically reviewed and adjustments are made as they become necessary.

We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second loss position, we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency” below for an exception to this general principle.

Each loan that we insure is unique, but for purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alternative-A (“Alt-A”), and Subprime), type of insurance (i.e., primary or pool), vintage year, loss position (i.e., with or without a deductible), and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates.

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

Our default to claim rate assumption was 40% at December 31, 2010 and 36% at December 31, 2009. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory. While we expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio, we have begun to experience a decrease in our rescission and denial rates. The elevated levels in the rate of rescissions and denials during 2009 and 2010 have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a certificate of insurance or denied a claim. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory includes an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies for which an initial intent to rescind letter has been sent to our lender customers to remain in-force and ultimately be paid, as a result of valid challenges by such policy holders.

Reserves for our mortgage insurance business are recorded based on our estimate of loss and LAE reserves. We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at December 31, 2010 represents our best estimate of our future losses and LAE on existing defaults.

Financial Guaranty

In our financial guaranty segment, we recognize a claim liability on our non-derivative transactions prior to an event of default (insured event) when there is evidence that credit deterioration has occurred for a particular policy and when the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, and based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we use information provided by the ceding company, as well as our specific knowledge of the credit for determining expected loss.

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management, working with our legal group, is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied during the ongoing monitoring and surveillance of each exposure in the portfolio as well as at the point of origination of a transaction.

There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, if our financial guaranty risk management group disagrees with the risk rating assigned by the ceding company, we may assign our own risk rating rather than use the risk rating assigned by the ceding company. See Note 12 for further information.

Prior to our adoption in January 1, 2009 of the update to the accounting standard regarding accounting for financial guaranty insurance contracts for all non-derivative financial guaranty insurance policies, we established case and LAE reserves for specifically identified impaired credits that had defaulted and allocated non-specific and LAE reserves for specific credits that we expected to default (case reserves and allocated non-specific reserves combined represented our allocated reserves). We also recorded unallocated non-specific reserves for other losses on a portfolio basis. Our unallocated non-specific reserves were established over time by applying an expected loss ratio to the premiums earned during each reporting period and discretionary adjustments by management as appropriate due to changes in expected frequency and severity of losses.

Reserve for Premium Deficiency

Insurance enterprises are required to establish a premium deficiency reserve (“PDR”) if the net present value of the expected future losses and expenses for a particular product exceeds the net present value of expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

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

For our second-lien mortgage insurance business, we project future premiums and losses for this business on a transaction-by-transaction basis, using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections.

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

Derivative Instruments

Derivative instruments are recorded at fair value, and changes in fair value are recorded in change in fair value of derivative instruments. All our derivative instruments are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations under the contracts. Our credit protection in the form of CDS within our mortgage insurance segment (prior to their termination) and financial guaranty segment, derivative liabilities related to consolidated VIEs, NIMS derivative assets and financial guaranty contracts on NIMS that were not consolidated, and put options on money market committed preferred trust securities (“CPS”) that were not consolidated, are all recorded at fair value, with changes in their fair value (prior to their consolidation) included in change in fair value of derivative instruments in our consolidated statements of operations. See Note 4 for further information.

We record premiums and origination costs related to our CDS and certain other derivative contracts in change in fair value of derivative instruments and policy acquisition costs, respectively, on our consolidated statements of operations. Our classification of these contracts is the same whether we are a direct insurer or we reinsure these contracts.

VIEs

Effective January 1, 2010, we adopted the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs. As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties where we have provided credit protection directly on variable interests and, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. As defined by the accounting standard, VIEs include corporations, trusts or partnerships in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance activities without additional subordinated financial support. In addition, as a result of the update to the standard regarding accounting for transfers of financial assets, effective January 1, 2010, special purpose entities that were previously considered qualifying special purpose entities (“QSPEs”) are to be considered in the VIE accounting framework as prescribed by the standard regarding financial reporting by enterprises involving VIEs. As of December 31, 2009, we consolidated the assets and liabilities of two of the CPS trusts with which we are involved as we had acquired a majority of the securities issued by these two trusts at that date. We purchased substantially all of the securities issued by the remaining CPS trust in 2010, and we consolidated the assets and liabilities of that trust during 2010. We recognized a loss of $13.9 million within net (losses) gains on other financial instruments upon consolidation, based on the difference between the consideration paid for the CPS trust securities and the net amount of the trust’s identifiable assets and liabilities recognized and measured at fair value at the date of consolidation.

An entity is considered the primary beneficiary and is required to consolidate a VIE if its variable interest (i) gives it the power to most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive residual benefits that could potentially be significant to the VIE. For all VIEs in which we have a variable interest, we determine whether we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant us additional rights to influence or control the economic performance of the VIE upon the occurrence of an event of default or a servicer termination event or the breach of a performance trigger, and our obligation to absorb significant losses. Due to the continued deterioration of the performance of many of our financial guaranty transactions, the breach of these performance tests, or other events giving rise to our right to influence or control the economic performance of the VIE, could occur. When we obtain control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we have become the primary beneficiary.

When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of December 31, 2010, we have determined that we are the primary beneficiary of our NIMS transactions, our CPS transactions and certain financial guaranty structured transactions. As a result of the adoption of this accounting standard, in addition to the VIEs we had consolidated prior to January 1, 2010, we concluded that we are the primary beneficiary of two additional VIEs with respect to which we provided credit protection pursuant to financial guaranty insurance contracts and one additional VIE with respect to which we provided credit protection pursuant to a financial guaranty derivative contract. While the implementations of this accounting standard impacted the classification of our assets, liabilities, and certain line items in our statements of operations, we recorded no transition adjustments at January 1, 2010, because the net liabilities associated with these transactions remained unchanged. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.

Fair Value of Financial Instruments

Our fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with this standard. Effective January 1, 2010, we adopted the update to the accounting standard regarding fair value measurements and disclosures. This update requires new disclosures regarding significant transfers in and out of Level I and Level II fair value measurements. Additional disclosures regarding the reconciliation of Level III fair value measurements are not required under this update until 2011.

When determining the fair value of our liabilities, we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. Our CDS spread is the only observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of default. As our CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities

We established a fair value hierarchy by prioritizing the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). The three levels of the fair value hierarchy under this standard are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At December 31, 2010, our total Level III assets were approximately 3.7% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Available for sale securities, trading securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value as described in Note 4, Note 5 and Note 6. All derivative instruments and contracts are recognized on our consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments and certain other assets are included in the statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income.

Insurance Premiums-Revenue Recognition

Mortgage insurance premiums written on an annual and multi-year basis are initially recorded as unearned premiums and earned over the policy term, which premiums written on a monthly basis are earned over the period that coverage is provided. Annual premiums are amortized on a monthly, straight-line basis. Multi-year premiums are amortized over the terms of the contracts in relation to the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in a manner consistent with how direct premiums are earned. Premiums on certain structured transactions in our mortgage insurance business are recognized over the period that coverage is provided.

In our financial guaranty business, insurance premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Unearned premiums represent that portion of premiums that will be earned over the remainder of the contract period. We record the initial unearned premium liability on installment policies equal to the present value of the premiums due or expected to be collected over either the period of the policy or the expected period of risk. In determining the present value of premiums due, we use a discount rate that reflects the risk-free rate. Premiums paid in full at inception are recorded as unearned premiums. In addition, we recognize the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (“refundings”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment, when permitted under the applicable bond indenture (a “legal defeasance”), does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance. See Note 12 for further information. Assumed premiums are based on information reported by ceding companies. When insured obligations are refunded or called, the remaining premiums are generally earned at that time.

Credit enhancement fees earned on derivative contracts are included in the change in fair value of derivative instruments.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies. This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs. Total deferred policy acquisition costs for mortgage insurance amortized during 2010, 2009 and 2008 were

$36.1 million, $27.5 million and $89.1 million, respectively. As a result of the establishment of a first-lien PDR at June 30, 2008, all remaining deferred policy acquisition costs, totaling $50.8 million, related to first-lien domestic mortgage insurance written prior to that date were written off.

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results. Total deferred acquisition costs for financial guaranty business amortized during 2010, 2009 and 2008 were $17.4 million, $35.5 million and $47.3 million, respectively. As a result of the commutation of $9.8 billion of net par outstanding in 2009, we wrote off $8.9 million of deferred policy acquisition costs at that time. Origination costs of derivative contracts are expensed as incurred.

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

We are required to establish a valuation allowance against our deferred tax assets (“DTA”) when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on the relative impact of all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding the weight given to the potential effect of negative and positive evidence and whether the DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryback and carryforward periods provided under the tax law.

In accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we use an annualized effective tax rate to compute our tax expense each quarter. We adjust this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the uncertainty of the impact these discrete items will have for the full year, which directly affects our ability to estimate our pre-tax income or loss and the associated effective tax rate at each quarterly period, we believe it is appropriate to treat these items discretely when developing our effective tax rate each quarter. Future changes in these discrete items during the year will impact our annualized effective tax rate.

Foreign Currency Revaluation/Translation

Assets and liabilities denominated in foreign currencies are revalued or translated at year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses resulting from transactions in foreign currency are recorded in our statements of operations.

Cash and Restricted Cash

Included in our restricted cash balances are funds held in escrow for any future duties, rights and liabilities on one mortgage insurance policy and funds held as collateral per our insurance trust agreement with our health care provider.

Within our consolidated statements of cash flows, we classify cash receipts and cash payments related to items measured at fair value according to their nature and purpose. During 2008 and most of 2009, our trading securities activity reflected active and frequent buying and selling, as market prices of our investments strengthened as a result of the improving domestic and global economic environment, and we made the decision to opportunistically realize gains in the investment portfolio. As such, this activity was reflected as cash flows from operating activities within our consolidated statements of cash flows during 2008 and most of 2009. Beginning in the fourth quarter of 2009 and for all of 2010, we have classified purchases of trading securities within cash flows from investing activities, since those purchases are more consistent with our overall investment strategy. While our 2010 trading securities activity was significant, it was primarily driven by strategic repositioning of the portfolio in order to: (1) shorten duration for liquidity purposes, and (2) increase our allocation to taxable bonds to maximize our after-tax yields. Because this activity relates to overall strategic initiatives and is not trading related, it is reflected as cash flows from investing activities.

Investments

We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Beginning in the second quarter of 2009, we classified all security purchases as trading securities. Short term investments consist of assets invested in class one money market instruments, certificates of deposit and highly liquid, interest bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Note 5 for further discussion on the fair value of investments.

For certain hybrid financial instruments that would be required to be separated into a host contract and a derivative instrument, the accounting standard regarding derivatives and hedging permits an entity to irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value (with changes in fair value recognized in earnings). We elected to record our convertible securities meeting these criteria at fair value with changes in the fair value recorded as net gains or losses on other financial instruments. All hybrid financial instruments are classified as trading securities.

On April 1, 2009, we adopted a new accounting standard regarding recognition and presentation of OTTI. In accordance with this new standard, we record an OTTI on a security if we intend to sell the impaired security or if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or we expect to be unable to collect cash flows sufficient to recover the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; and (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. For securities held as of April 1, 2009 that had previously been other-than-temporarily impaired, an after-tax transition adjustment of $21.5 million was booked to reclassify the non-credit loss portion of these impairments from retained earnings to accumulated other comprehensive income (loss).

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

Company-Owned Life Insurance

We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our consolidated balance sheets. At December 31, 2010 and 2009, the cash surrender value of company-owned life insurance totaled $71.6 million and $69.4 million, respectively.

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

In October 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Currently, acquisition costs are defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs may result in additional expenses being charged to earnings immediately rather than being deferred. This update is effective for fiscal years beginning after December 15, 2011. Management is currently evaluating the impact that may result from the adoption of this standard.

3. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business requires different marketing and sales expertise. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We allocate corporate cash and investments to our mortgage insurance and financial guaranty segments based on internally allocated capital. As a result of the sale of our remaining interest in Sherman in May 2010, our financial services segment currently consists solely of our 46% interest in C-BASS, which filed for Chapter 11 bankruptcy protection on November 12, 2010, and for which we have completely written off our investment and are not responsible for any further liabilities.

Summarized financial information concerning our operating segments, as of and for the years indicated, are as follows:

	December 31, 2010
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written-insurance	$699,909	$(8,028)	$—	$691,881

Net premiums earned-insurance	$739,631	$86,102	$—	$825,733
Net investment income	104,030	74,730	—	178,760
Change in fair value of derivative instruments	32,381	(591,093)	—	(558,712)
Net (losses) gains on other financial instruments	35,867	(107,604)	—	(71,737)
Net impairment losses recognized in earnings	(90)	—	—	(90)
Gain on sale of affiliate	—	—	34,815	34,815
Other income	7,208	364	1,124	8,696

Total revenues	919,027	(537,501)	35,939	417,465

Provision for losses	1,730,801	8,443	—	1,739,244
Provision for premium deficiency	(14,621)	—	—	(14,621)
Policy acquisition costs	36,102	17,367	—	53,469
Other operating expenses	141,172	50,520	250	191,942
Interest expense	11,668	30,109	—	41,777

Total expenses	1,905,122	106,439	250	2,011,811

Equity in net income of affiliates	—	78	14,590	14,668

Pretax (loss) income	(986,095)	(643,862)	50,279	(1,579,678)
Income tax provision	157,082	51,509	17,598	226,189

Net (loss) income	$(1,143,177)	$(695,371)	$32,681	$(1,805,867)

Cash and investments	$4,037,578	$2,643,052	$—	$6,680,630
Deferred policy acquisition costs	41,939	106,387	—	148,326
Total assets	4,801,953	2,818,934	—	7,620,887
Unearned premiums	197,260	489,104	—	686,364
Reserve for losses and LAE	3,524,971	71,764	—	3,596,735
VIE debt	141,006	379,108	—	520,114
Derivative liabilities	—	723,579	—	723,579

	December 31, 2009
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written-insurance	$630,076	$(186,228)	$—	$443,848

Net premiums earned-insurance	$724,423	$101,478	$—	$825,901
Net investment income	129,871	84,315	4	214,190
Change in fair value of derivative instruments	(14,428)	114,386	—	99,958
Net gains on other financial instruments	65,615	102,957	—	168,572
Net impairment losses recognized in earnings	(9,246)	(23)	—	(9,269)
Other income	12,258	1,394	374	14,026

Total revenues	908,493	404,507	378	1,313,378

Provision for losses	1,300,827	36,747	—	1,337,574
Provision for premium deficiency	(61,504)	—	—	(61,504)
Policy acquisition costs	27,563	35,471	—	63,034
Other operating expenses	140,487	67,223	(3,940)	203,770
Interest expense	15,372	30,638	—	46,010

Total expenses	1,422,745	170,079	(3,940)	1,588,884

Equity in net income of affiliates	—	—	33,226	33,226

Pretax (loss) income	(514,252)	234,428	37,544	(242,280)
Income tax (benefit) provision	(176,456)	68,641	13,414	(94,401)

Net (loss) income	$(337,796)	$165,787	$24,130	$(147,879)

Cash and investments	$3,775,682	$2,438,694	$—	$6,214,376
Deferred policy acquisition costs	35,854	124,427	—	160,281
Total assets	4,949,815	2,985,919	121,424	8,057,158
Unearned premiums	240,346	583,275	—	823,621
Reserve for losses and LAE	3,450,538	128,444	—	3,578,982
VIE debt	287,995	8,085	—	296,080
Derivative liabilities	—	238,697	—	238,697

	December 31, 2008
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written-insurance	$787,232	$29,637	$—	$816,869

Net premiums earned-insurance	$808,781	$163,039	$—	$971,820
Net investment income	154,607	108,412	14	263,033
Change in fair value of derivative instruments	102,157	608,756	—	710,913
Net (losses) gains on other financial instruments	(62,906)	(31,544)	150	(94,300)
Net impairment losses recognized in earnings	(20,230)	(34,936)	—	(55,166)
Other income	11,133	300	303	11,736

Total revenues	993,542	814,027	467	1,808,036

Provision for losses	2,090,845	114,495	—	2,205,340
Provision for premium deficiency	(108,785)	—	—	(108,785)
Policy acquisition costs	89,103	47,293	—	136,396
Other operating expenses	155,375	99,509	613	255,497
Interest expense	27,622	25,643	249	53,514

Total expenses	2,254,160	286,940	862	2,541,962

Equity in net income of affiliates	—	16	59,781	59,797

Pretax (loss) income	(1,260,618)	527,103	59,386	(674,129)
Income tax (benefit) provision	(475,970)	187,965	24,455	(263,550)

Net (loss) income	$(784,648)	$339,138	$34,931	$(410,579)

Cash and investments	$3,508,018	$2,552,583	$—	$6,060,601
Deferred policy acquisition costs	21,286	139,240	—	160,526
Total assets	4,800,708	3,151,695	163,716	8,116,119
Unearned premiums	336,126	580,598	—	916,724
Reserve for losses and LAE	2,989,994	234,548	—	3,224,542
VIE debt	160,035	—	—	160,035
Derivative liabilities	161,839	357,421	—	519,260

Net premiums earned attributable to foreign countries and long-lived assets located in foreign countries were immaterial for the periods presented.

California accounted for 12.8% of our mortgage insurance segment’s direct primary new insurance written for the year ended December 31, 2010, compared to 16.9% and 17.3% for the years ended December 31, 2009 and 2008, respectively. At December 31, 2010, California accounted for 11.4% of our mortgage insurance segment’s primary risk in force, compared to 11.6% at December 31, 2009. California also accounted for 10.9% of our mortgage insurance segment’s pool risk in force at December 31, 2010, compared to 11.6% at December 31, 2009. As of December 31, 2010, California is the only state which accounted for more than 10% of our mortgage insurance business measured by primary risk in force.

The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 15.5% of new insurance written during 2010, compared to 16.1% and 26.4% in 2009 and 2008, respectively. In 2010, we received premium revenue from two of our mortgage insurance customers, each of which exceeded 10% of our consolidated revenues.

4. Derivative Instruments

The following table sets forth our gross unrealized gains and gross unrealized losses on derivative assets and liabilities as at the dates indicated. Certain contracts are in an asset position because the net present value of the contractual premium exceeds the net present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge to provide the same credit protection assuming a transfer of our obligation to such financial guarantor as of the measurement date.

Balance Sheets (In millions)	December 31
	2010	2009
Derivative assets:
Financial Guaranty credit derivative assets	$14.5	$23.8
NIMS assets	11.7	12.2
Put options on CPS	—	32.5

Total derivative assets	26.2	68.5

Derivative liabilities:
Financial Guaranty credit derivative liabilities	704.4	238.7
Financial Guaranty VIE derivative liabilities	19.2	—

Total derivative liabilities	723.6	238.7

Total derivative liabilities, net	$(697.4)	$(170.2)

The notional value of our derivative contracts at December 31, 2010 and 2009 was $41.6 billion and $46.1 billion, respectively.

The components of the (losses) gains included in the change in fair value of derivative instruments are as follows:

	Year Ended December 31
Statements of Operations (In millions)	2010	2009	2008
Net premiums earned—derivatives	$47.1	$55.7	$80.1
Financial Guaranty credit derivatives	(583.2)	118.0	445.5
Financial Guaranty VIE derivative liabilities	(14.5)	—	—
NIMS	(0.9)	(6.2)	117.9
Mortgage Insurance domestic and international CDS	—	(4.8)	(36.7)
Put options on CPS	(6.1)	(56.2)	109.3
Other	(1.1)	(6.5)	(5.2)

Change in fair value of derivative instruments	$(558.7)	$100.0	$710.9

The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying asset-backed securities (“ABS”). Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. When determining the fair value of our liabilities, we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. See Note 5 for information on our fair value of financial instruments. Changes in our fair value estimates may also result in significant volatility in our financial position or results of operations for future periods.

The following table shows selected information about our derivative contracts:

Product	December 31, 2010
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
	($ in millions)
NIMS related (1)	—	$—	$11.7
Corporate collateralized debt obligations (“CDOs”)	84	33,511.3	(105.6)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	20	2,117.4	(368.0)
CDOs of commercial mortgage-backed securities (“CMBS”)	4	1,831.0	(73.3)
Other:
Structured finance	10	926.5	(73.5)
Public finance	27	1,748.3	(43.7)

Total Non-Corporate CDOs and other derivative transactions	61	6,623.2	(558.5)

Assumed financial guaranty credit derivatives:
Structured finance	279	1,127.5	(21.0)
Public finance	14	338.7	(4.8)

Total Assumed	293	1,466.2	(25.8)
Financial Guaranty VIE derivative liabilities (2)	—	—	(19.2)

Grand Total	438	$41,600.7	$(697.4)

(1)	NIMS derivative assets relate to consolidated NIMS VIEs and do not represent additional par exposure.
(2)	Represents the fair value of an interest rate swap included in the consolidation of one of our financial guaranty transactions. The notional amount of the interest rate swap does not represent additional par exposure, and therefore, is not presented in this table. See Note 6 for information on our maximum exposure to loss from our consolidated financial guaranty transactions.

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

Corporate bonds and notes—The fair value of corporate bonds and notes is estimated using recent transaction activity, including market and market-like observations. Spread models are used that incorporate issuer and structure characteristics, such as credit risk and early redemption features, where applicable. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.

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

The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities (in aggregate by type, excluding assumed financial guaranty derivatives) and VIE liabilities presented in our consolidated balance sheets. The five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the instrument.

	December 31 2010	December 31 2009	December 31 2008	January 1 2008
Radian Group five-year CDS spread	465	1,530	2,466	628
(in basis points)

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Corporate CDOs	$(387.1)	$281.5	$(105.6)
Non-Corporate CDO-related (1)	(1,696.2)	934.1	(762.1)
NIMS-related (2)	(134.1)	4.8	(129.3)

Total	$(2,217.4)	$1,220.4	$(997.0)

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2009	Impact of Radian Non-Performance Risk December 31, 2009	Fair Value Liability Recorded December 31, 2009
Corporate CDOs	$(631.5)	$629.0	$(2.5)
Non-Corporate CDO-related (1)	(1,924.8)	1,730.9	(193.9)
NIMS-related and other (2)	(384.5)	108.7	(275.8)

Total	$(2,940.8)	$2,468.6	$(472.2)

(1)	Includes the net liability recorded within derivative assets and derivative liabilities, and the net liability recorded within VIE debt and other financial statement line items for consolidated VIEs. Effective January 1, 2010, any transaction previously reported as a derivative liability that has been consolidated is reported as VIE debt.
(2)	Includes NIMS VIE debt in 2010, NIMS derivative assets in 2010 and 2009, and mortgage insurance CDS in 2009.

The cumulative impact attributable to the market’s perception of our non-performance risk decreased by $1,248.2 million during 2010, as presented in the table above. This decrease was primarily the result of the tightening of our CDS spreads.

Derivative Instruments and Related VIE Assets/Liabilities

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

We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and more relevant inputs or projections become available that we believe would represent the view of a typical market participant, we change to an approach that is based on the relevant available information. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, where very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.

Our derivative liabilities valuation methodology incorporates our own non-performance risk by including our observable CDS spread as an input into the determination of the fair value of our derivative liabilities. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS and Consolidated CPS VIE Debt

The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts effective January 1, 2010. We purchased substantially all of the securities issued by the remaining trust, and we consolidated the assets and liabilities of that trust during 2010. As of December 31, 2010, there is no consolidated CPS VIE debt because we own approximately 100% of all three trusts and, as such, the put options on CPS are eliminated in consolidation as well.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE Debt

NIMS are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives, NIMs derivative assets or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a reduction of the derivative liability. Since NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives, NIMS derivative assets and NIMS VIE debt are all categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS VIEs, the fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally generated valuation model.

Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $135.6 million as of December 31, 2010, which is our best estimate of settlement value at that date and represents substantially all of our total risk in force. The recorded fair value of our total net liabilities related to NIMS as of December 31, 2010 was $129.3 million, of which $11.7 million relates to derivative assets and $141.0 million relates to debt of the NIMS VIE trusts. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $6.3 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 86% of the aggregate net par outstanding of our corporate CDO transactions (as of December 31, 2010) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred in the past. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.

Determining the Fair Premium Amount —For each Corporate CDO transaction, we perform three principal steps in determining the fair premium amount:

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

Our corporate CDO transactions possess similar structural features to the standard CDX tranches, but often differ with respect to the referenced corporate entities, the term, the attachment points and the detachment points. Therefore, in order to determine the equivalent-risk tranche for each of our corporate CDO transactions, we determine the attachment and detachment points on the CDX index that have comparable estimated probabilities of loss as the attachment and detachment points in our transactions. We begin by performing a simulation analysis of referenced entity defaults in our transactions to determine the probability of portfolio losses exceeding our attachment and detachment points. The referenced entity defaults are primarily determined based on the following inputs: the market observed CDS credit spreads of the referenced corporate entities, the correlations between each of the referenced corporate entities, and the term of the transaction.

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

Non-Corporate CDOs and Other Derivative Transactions

Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS, and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS, and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. For our credit card transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

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

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default has occurred and remains outstanding as of the termination date of our CDS coverage (a “conditional liquidity claim”). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a conditional liquidity claim is assigned based on our internal cash flow projections, which provides us with information as to the likelihood of the existence of a conditional liquidity claim. A discounted cash flow valuation is also performed for this scenario where we are required to make a conditional liquidity claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a conditional liquidity claim and one in which the claim is not made.

CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDOs of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses can be estimated.

For one CDO of ABS transaction, the credit quality of the underlying referenced obligations was reasonably similar to that which was included in the AAA-rated ABX.HE index, a standardized list of RMBS reference obligations. Accordingly, the fair premium amount for a typical market participant for this transaction was derived directly from the observed spreads of this index. This transaction matured during 2010.

Prior to January 1, 2010, our guaranty on our sole outstanding directly insured CDO of ABS transaction was accounted for as a derivative. Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for this CDO of ABS transaction and consolidated the VIE assets and liabilities as of January 1, 2010. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by this VIE, which primarily consist of trading securities, interest rate swaps and VIE debt to note holders in the trust. The fair value election results in a net fair value of the VIE assets and VIE liabilities that is equal to the fair value liability of our exposure as previously accounted for as a derivative. See Note 6 for further discussion of the primary beneficiary analysis and the related financial impact to our financial position, financial performance and cash flows.

The investment securities in this consolidated CDO of ABS transaction have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows for the transaction based on our internal credit analysis, which is based on the current performance of each security. The present value of the expected cash flows from the securities is then determined using a discount rate derived from the BBB- ABX.HE index. The present value of the insured cash flows (which represents the VIE debt) is determined using a discount rate that is equal to our CDS rate plus a risk-free rate. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.

The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $453.6 million at December 31, 2010. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of December 31, 2010, was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.

CDOs of CMBS—The fair premium amounts for our CDOs of CMBS transactions for a typical market participant are derived first by observing the spreads of the CMBX indices that match the underlying reference obligations of our transactions. A mezzanine tranche, which represents our insured tranche, is then priced through a standard CDO model. The CMBX indices represent standardized lists of CMBS reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on vintages and credit rating. For each of our CDOs of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating. Because the observable CMBS indices do not have a similar mezzanine tranche, we use an internal CDO pricing model in order to adjust fair value for this structural feature. A standard CDO pricing model was calibrated to establish the market pricing at inception. This CDO pricing model is then applied to the current valuation period to derive the fair premium for the mezzanine tranche. The typical fair premium amount represents the estimated fair value of the expected future fair premiums determined by using a discount rate equal to the CDS spread of a typical market participant plus a risk-free rate.

All Other Non-Corporate CDOs and Other Derivative Transactions—For all of our other non-corporate CDO and other derivative transactions, observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium. The fair premium amount is calculated such that the expected profit (fair premium amount net of expected losses and other expenses) is proportional to an internally-developed risk-based capital amount. Expected losses and our internally developed risk-based capital amounts are projected by our model using the credit rating, term, and current par outstanding for each transaction.

For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of CDOs of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed Financial Guaranty Credit Derivatives

In making our determination of fair value for assumed credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2010, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

Other Financial Guaranty VIE Consolidated Assets/Liabilities

Upon the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs, we determined that we are the primary beneficiary for two VIEs in addition to our CDO of ABS transaction as of January 1, 2010, for which we have provided financial guarantees. Upon consolidation, we elected the fair value option for all financial assets and financial liabilities held by these two VIEs, which primarily consist of manufactured housing loans and VIE debt to note holders in the trust. The fair value election allows us to offset the changes in fair value of the assets and liabilities of the trust, providing a better representation of our net exposure to the VIEs. See Note 6 for further discussion of the primary beneficiary analysis and the related financial impacts to our financial position, financial performance and cash flows.

The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for these transactions is determined using a discounted cash flow analysis. We do not currently estimate any projected claims based on our internal credit analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs, and to derive the fair value of the assets in these VIEs, which are reported within other assets on our consolidated balance sheets.

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $131.0 million; however, we do not currently expect to pay any claims related to these two VIEs. At December 31, 2010, we recorded $109.7 million of other assets, $109.0 million of VIE debt and $0.7 million of accounts payable and accrued expenses associated with these two VIEs.

Mortgage Insurance International and Domestic CDS

In determining the estimated fair value of our mortgage insurance international and domestic CDS, we used the following information: (1) non-binding fair value quotes from our counterparties on each respective transaction, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these transactions, a review of quarterly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there were material inconsistencies in the inputs to determine estimated fair value, they were reviewed and a final determination was made by management in light of the specific facts and circumstances surrounding each price. We made an adjustment to the fair value amount described above to incorporate our own non-performance risk. The amount of the adjustment was computed based on the correlation between the default probability of the transaction and our default probability as described more fully under Non-Performance Risk Adjustments on Corporate CDOs. Prior to their termination, our CDS transactions were categorized in Level III of the fair value hierarchy. In December 2010, we terminated our remaining mortgage insurance international CDS and in the second quarter of 2009, we terminated our remaining mortgage insurance domestic CDS.

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2010:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total
Investment Portfolio:
U.S. government and agency securities	$1,075.0	$731.4	$—	$1,806.4
State and municipal obligations	—	1,159.7	23.2	1,182.9
Money market instruments	310.9	—	—	310.9
Corporate bonds and notes	—	1,060.4	—	1,060.4
RMBS	—	913.5	52.5	966.0
CMBS	—	173.6	23.0	196.6
CDO	—	—	2.4	2.4
Other ABS	—	131.1	3.3	134.4
Foreign government securities	—	83.5	—	83.5
Hybrid securities	—	318.9	—	318.9
Equity securities (1)	168.4	168.6	2.9	339.9
Other investments (2)	—	150.0	4.6	154.6

Total Investments at Fair Value (3)	1,554.3	4,890.7	111.9	6,556.9
Derivative Assets	—	—	26.2	26.2
Other Assets (4)	—	—	109.7	109.7

Total Assets at Fair Value	$1,554.3	$4,890.7	$247.8	$6,692.8

Derivative Liabilities	$—	$—	$723.6	$723.6
VIE debt (5)	—	—	520.1	520.1

Total Liabilities at Fair Value	$—	$—	$1,243.7	$1,243.7

(1)	Comprised of broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Level II and III.
(2)	Comprised of short-term commercial paper within CPS trusts included within Level II and lottery annuities ($2.6 million) and TruPs held by consolidated VIEs ($2.0 million) included within Level III.
(3)	Does not include fixed-maturities held to maturity ($10.8 million), short-term investments ($1.6 million), primarily invested in CDs and time deposits, and other invested assets ($59.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(4)	Comprised of manufactured housing loan collateral related to two consolidated financial guaranty VIEs.
(5)	Comprised of consolidated debt related to NIMS VIEs ($141.0 million) and amounts related to financial guaranty VIEs ($379.1 million) that required consolidation as of January 1, 2010, under the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2009:

(In millions) Assets and Liabilities at Fair Value	Level I	Level II	Level III	Total
Investment Portfolio:
U.S. government and agency securities	$—	$581.6	$—	$581.6
State and municipal obligations	—	1,545.1	24.4	1,569.5
Money market instruments	1,300.6	—	—	1,300.6
Corporate bonds and notes	—	976.9	—	976.9
RMBS	—	785.7	—	785.7
CMBS	—	46.2	—	46.2
Other ABS	—	106.8	—	106.8
Foreign government securities	—	86.1	—	86.1
Hybrid securities	—	278.8	0.6	279.4
Equity securities (1)	146.8	106.5	1.7	255.0
Other investments (2)	—	99.9	3.8	103.7

Total Investments at Fair Value (3)	1,447.4	4,613.6	30.5	6,091.5
Derivative Assets	—	—	68.5	68.5

Total Assets at Fair Value	$1,447.4	$4,613.6	$99.0	$6,160.0

Derivative Liabilities	$—	$—	$238.7	$238.7
VIE debt (4)	—	—	296.1	296.1

Total Liabilities at Fair Value	$—	$—	$534.8	$534.8

(1)	Comprised of broadly diversified domestic equity mutual funds included within Level I, and various preferred and common stocks invested across numerous companies and industries included within Level II and III.
(2)	Comprised of short-term commercial paper within CPS trusts included in Level II and lottery annuities included in Level III.
(3)	Does not include fixed-maturities held to maturity ($19.3 million), short-term investments ($0.6 million), primarily invested in time deposits, and other invested assets ($25.8 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.
(4)	Comprised of consolidated debt related to NIMS VIEs ($288.0 million) and CPS trusts ($8.1 million).

The following is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2010:

	Beginning Balance at January 1 2010	VIE Consolidation at January 1 2010 (1)	Realized and Unrealized Gains (Losses) Recorded in Earnings (2)	Purchases, Sales, Issuances & Settlement		Transfers Into (Out of) Level III (3)	Ending Balance at December 31 2010
	(In millions)
Investments:
State and municipal obligations	$24.4	$—	$0.1	$(1.3)		$—	$23.2
RMBS	—	44.3	19.6	(11.4)		—	52.5
CMBS	—	23.8	(0.8)	—		—	23.0
CDO	—	3.8	(1.8)	0.4		—	2.4
Other ABS	—	3.5	(0.2)	—		—	3.3
Hybrid securities	0.6	—	—	—		(0.6)	—
Equity securities	1.7	—	0.2	0.3		0.7	2.9
Other investments	3.8	3.7	(1.6)	(1.3)		—	4.6

Total Level III Investments	30.5	79.1	15.5	(13.3)		0.1	111.9
NIMS and CPS derivative assets	44.7	—	(7.7)	(25.3	)(4)	—	11.7
Other assets	—	119.7	18.3	(28.3)		—	109.7

Total Level III Assets	$75.2	$198.8	$26.1	$(66.9)		$0.1	$233.3

Derivative liabilities, net	$(214.9)	$51.8	$(551.2)	$5.2		$—	$(709.1)
VIE debt	(296.1)	(253.5)	(213.5)	243.0	(5)	—	(520.1)

Total Level III liabilities, net	$(511.0)	$(201.7)	$(764.7)	$248.2		$—	$(1,229.2)

(1)	Represents the impact of our adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.
(2)	Includes unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2010 as follows: $33.1 million for investments, ($0.9) million for NIMS derivative assets, $4.0 million for other assets, ($588.1) million for derivative liabilities, and ($30.0) million for VIE debt.
(3)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
(4)	Includes impact of consolidation of VIE from CPS Trust I as of June 30, 2010, in the amount of $27.1 million.
(5)	Includes impact of consolidation of VIE from CPS Trust I in the amount of $11.1 million. Offsetting this increase was $186.6 million related to NIMS purchases, $36.3 million related to financial guaranty VIE debt paydowns, and $31.2 million for CPS VIE debt purchases.

At December 31, 2010, our total Level III assets approximated 3.7% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

The following is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2009:

	Beginning Balance at January 1 2009	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III (2)	Ending Balance at December 31 2009
	(In millions)
Investments:
State and municipal obligations	$—	$—	$24.4		$—	$24.4
Corporate bonds and notes	—	0.1	6.0		(6.1)	—
RMBS	—	0.2	11.3		(11.5)	—
Other ABS	—	0.2	5.9		(6.1)	—
Hybrid securities	4.5	4.1	(8.5)		0.5	0.6
Equity securities	0.8	0.2	0.4		0.3	1.7
Other investments	5.1	0.1	(1.4)		—	3.8

Total Level III Investments	10.4	4.9	38.1		(22.9)	30.5
NIMS and CPS derivative assets	155.8	(53.7)	(57.4)		—	44.7

Total Level III Assets	$166.2	$(48.8)	$(19.3)		$(22.9)	$75.2

Derivative liabilities, net	$(495.6)	$160.6	$120.1		$—	$(214.9)
VIE debt	(160.0)	(99.3)	(36.8	)(3)	—	(296.1)

Total Level III liabilities, net	$(655.6)	$61.3	$83.3		$—	$(511.0)

(1)	Includes unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2009 as follows: ($0.1) million for investments, $3.2 million for NIMS derivative assets, ($17.5) million for CPS derivative assets, $162.0 million for derivative liabilities and ($83.1) million for VIE debt.
(2)	Transfers are assumed to be made at the end of the period as the availability of market observed inputs change from period to period.
(3)	This amount primarily represents derivative liabilities reclassified to VIE debt related to NIMS and CPS trusts that we were required to consolidate during the period.

At December 31, 2009, our total Level III assets approximated 1.6% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

During 2009, all of our NIMS transactions were consolidated, and we recategorized some of our hybrid and MBS securities from Level III to Level II. These were initially categorized as Level III because there was no active market or observable inputs when the securities were initially purchased. These securities are now more frequently traded, which provided observable inputs for our valuation.

Realized and unrealized gains and losses on investments and VIE debt included in Level III are generally recorded in net gains (losses) on other financial instruments. Realized and unrealized gains and losses on Level III derivative instruments are recorded in the change in fair value of derivative instruments.

Other Fair Value Disclosure

The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets is as follows:

	December 31
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Assets:
Fixed-maturities held to maturity	$10.8	$11.4	$19.3	$20.3
Short-term investments (carried at cost)	1.6	1.6	0.6	0.6
Other invested assets	59.6	58.4	25.8	25.8
Liabilities:
Long-term debt	964.8	1,082.5	698.2	499.4
Non-derivative financial guaranty liabilities	406.1	531.1	526.3	627.1

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

Long-Term Debt—The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to us for debt of the same remaining maturities. Included in the carrying amount of long-term debt is the impact of the unamortized discount associated with the convertible senior notes issued in November 2010. See Note 13 for additional information.

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

This fair value estimate of non-derivative financial guarantees includes direct and assumed contracts written, and is based on the difference between the present value of: (1) the expected future contractual premiums, and (2) the fair premium amount to provide the same credit protection assuming a transfer of our obligation to a guarantor of similar credit quality as Radian as of the measurement date.

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

6. VIEs

The following table provides a summary of our maximum exposure to losses, and the financial impact on our consolidated balance sheets and our consolidated statements of operations as of and for the year ended December 31, 2010, as it relates to our consolidated VIEs:

	December 31, 2010 Interests in Consolidated VIEs
(In millions)	NIMS	Put Options on CPS	Financial Guaranty Insurance Contracts
Balance Sheet:
Trading securities	$—	$—	$83.2
Short-term investments	—	150.0	—
Derivative assets	11.7	—	—
Other assets	—	—	112.4
Derivative liabilities	—	—	19.2
VIE debt—at fair value	141.0	—	379.1
Accounts payable and accrued expenses	—	—	0.8
Statement of Operations:
Net investment income	0.4	—	10.9
Change in fair value of derivative instruments—(loss) gain	(0.9)	0.2	(14.5)
Net loss on other financial instruments	(39.6)	(25.7)	(143.5)
Other operating expenses	—	0.4	3.5
Maximum exposure (1)	135.8	150.0	584.6

(1)	The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily driven by the difference between the face amount of the obligation and the recorded fair values, which includes an adjustment for our non-performance risk. For all VIEs, the maximum exposure is based on the net par amount of our insured obligation as of the reporting date, except for the put options on CPS, which is based on our carrying amounts of the investments.

NIMS VIEs

We consolidate all of the assets and liabilities associated with NIMS VIEs, due to contractual provisions that allow us to purchase assets of the VIEs and thus direct the activities that most significantly impact the economic performance of each VIE. For this reason, we have concluded that we have the power to most significantly impact the economic performance of these VIEs. As the guarantor of either all or a significant portion of the debt issued by each NIMS VIE, we have the obligation to absorb losses that are significant to the VIEs. As a result, we have concluded that we are the primary beneficiary of these VIEs. The consolidated NIMS assets are accounted for as derivatives and represent assets to be used to settle the obligation of the VIEs. We elected the fair value option as it relates to the NIMS VIE debt, and therefore, the consolidated NIMS VIE debt is recorded at fair value. Our VIE debt includes amounts for which third parties do not have recourse to us.

Our continued involvement with the NIMS VIEs also includes a risk mitigation initiative, under which we purchased $198.5 million face value of NIMS bonds during 2010, at a purchase price of $169.6 million, which effectively eliminates the guarantee that we had issued to the VIE with respect to such bonds and limits our risk to the discounted purchase price. In total, our net cash outflow related to NIMS during 2010 was $187.1 million, primarily as a result of these purchases. The maximum principal exposure related to NIMS consolidated VIE assets and liabilities was $135.8 million at December 31, 2010, and comprises 26 transactions. The average remaining maturity of our existing NIMS transactions is approximately two years.

Put Options on CPS

In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Commencing in the fourth quarter of 2009 and continuing into 2010, Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions substantially all of the face amount of the CPS issued by the custodial trusts at a weighted average purchase price equal to approximately 55% of the face amount of such CPS. Our total net cash outflow related to CPS during 2010 was $83.4 million, primarily as a result of the 2010 purchases. Our involvement with these VIEs also includes the payment of a put premium to third party investors representing the spread between the assets of the trust and the auction rate notes.

Based on our additional involvement in these trusts, combined with the put options Radian Asset Assurance holds on these trusts (which together are considered in the determination of the primary beneficiary), we concluded that we are the party that directs the activities that most significantly influence the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. This determination was based on a qualitative analysis which demonstrates that we have a variable interest in each of these VIEs, and therefore, we concluded that we are the primary beneficiary. As such, the assets and liabilities of these trusts were consolidated at their respective fair values. The assets of the consolidated trusts, which are reported in short-term investments, may only be used to settle obligations of the trusts, and there are no liabilities of the trusts for which creditors have recourse to our general credit.

Financial Guaranty Insurance Contracts

We consolidate the assets and liabilities associated with one CDO of ABS transaction. Due to contractual provisions that allow us to direct the collateral manager to sell the underlying assets of the transaction, we concluded that this provision gives us the power to direct the activities that most significantly impact the economic performance of this VIE. In addition, as the guarantor of certain classes of debt issued by this VIE, we have the obligation to absorb losses that are significant to this VIE. The consolidated CDO of ABS VIE assets are accounted for as trading securities and measured at fair value and represent assets to be used to settle the obligation of this VIE. We also elected the fair value option as it relates to the VIE debt, and as such, the consolidated VIE debt is recorded at fair value. While the assets of this VIE may only be used to settle the obligations of the trust, due to our guarantee, the creditors have recourse to our general credit for this consolidated VIE debt. At January 1, 2010, the net fair value of the assets and liabilities of this VIE was equal to the fair value of the derivative liability prior to consolidation; as such, no transition adjustment was necessary. During 2010, our net cash inflow was $0.3 million related to our involvement with this VIE.

We also consolidate the assets and liabilities associated with two other financial guaranty transactions, in which we provided guarantees for VIEs that own manufactured housing loans, and which had previously been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The consolidated assets associated with these VIEs are recorded at fair value in accordance with the fair value option and classified in other assets on our consolidated balance sheets. The liabilities of these VIEs are also recorded at fair value in accordance with the fair value option. The assets of these VIEs may only be used to settle the obligations of the trusts, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of our insured bonds in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a reserve recorded for these transactions as of December 31, 2009. At January 1, 2010, we determined that these VIEs required consolidation, and the fair value of the VIE assets equaled the fair value of the liabilities of these VIEs such that there was no net liability to us from our involvement with these VIEs; therefore, no transition adjustment was necessary. During 2010, our net cash inflow was $0.6 million related to our involvement with these VIEs.

Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivatives. For insurance contracts, we record reserves for losses and LAE; for derivative interests, we record cumulative changes in fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. Underlying collateral in the VIEs includes residential and commercial mortgages, manufactured housing loans, consumer receivables and other financial assets sold to a VIE and repackaged into securities or similar beneficial interests. For all VIEs, the maximum exposure is based on the net par amount of our insured obligation as of the reporting date.

The following table provides a summary of our maximum exposure to losses, and the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows as of and for the year ended December 31, 2010, as it relates to unconsolidated VIEs:

(In millions)	December 31, 2010 Interests in Unconsolidated VIEs
	Put Options on CPS (1)	Financial Guaranty Insurance Contracts and Credit Derivatives
Balance Sheet:
Derivative assets	$—	$6.0
Premiums receivable	—	5.2
Unearned premiums	—	6.0
Reserves for losses and LAE	—	15.0
Derivative liabilities	—	585.9
Statement of Operations:
Net premiums earned	—	2.8
Change in fair value of derivative instruments—loss	(6.3)	(478.3)
Increase in provision for losses	—	6.5
Cash Inflow (Outflow):
Net payments related to credit derivatives	(0.9)	(31.0)
Losses paid on financial guaranty insurance contracts	—	(4.0)
Premiums received	—	2.9
Maximum exposure	—	6,874.2

(1)	Activity displayed above reflects the impact for the periods prior to June 30, 2010, for one CPS custodial trust that was not consolidated prior to that date.

The following is a summary of the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows as of and for the year ended December 31, 2009, as it relates to consolidated and unconsolidated entities in which we have a significant variable interest:

	Significant Interests in VIEs
	NIMS		Financial Guaranty Insurance and Credit Derivatives	Put Options on CPS	International CDS
	(In millions)
Balance Sheet:
Short-term investments	$—		$—	$99.9	$—
Cash	—		—	0.1	—
Derivative assets	12.2	(1)	—	32.5	—
Unearned premiums	—		9.5	—	—
Reserves for losses and LAE	—		9.2	—	—
Payable for securities	—		—	26.9	—
VIE debt	288.0	(1)	—	8.1	—
Statement of Operations:
Change in fair value of derivative instruments—(loss) gain	(6.2)		—	(56.2)	6.4
Decrease in provision for losses	—		4.4	—	—
Net loss on other financial instruments	(99.5)		—	—	—
Net premiums earned	0.8		3.5	—	0.8
Cash Inflow (Outflow):
Net payments related to credit derivatives	(0.6	)(2)	—	(3.7)	(5.6)
Net payments related to VIE debt	(67.5)		—	—	—
Premiums received	—		3.3	—	—
Losses paid.	—		(6.1)	—	—

(1)	The amount included in derivative assets related to the consolidation of NIMS trusts was $11.0 million. All of the VIE debt relates to the consolidation of NIMS trusts.
(2)	Represents the amount paid for interest and the amount paid for the purchase of NIMS bonds we insure, offset by premiums received.

In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, such as performance tests and triggers, servicer termination events and events of default, that should they occur, may provide us with additional control rights over the VIE. These events would cause us to reassess our initial determination of whether we are the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE would also cause us to reassess our determination of whether we are the primary beneficiary of a VIE. Since many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above, we expect that additional VIEs may be consolidated by us if these events occur.

International CDS

We provided credit enhancement in the form of CDS for foreign mortgage collateral, and had two international CDS transactions involving a VIE in which we had a significant interest that were terminated in 2009 and 2010.

7. Investments

Our held to maturity and available for sale investment portfolio consisted of the following at December 31, 2010 and 2009:

	December 31, 2010
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$10,773	$11,416	$662	$19

	$10,773	$11,416	$662	$19

Fixed-maturities available for sale:
U.S. government and agency securities	$25,120	$27,742	$2,622	$—
State and municipal obligations	269,185	199,187	272	70,270
Corporate bonds and notes	26,748	26,206	334	876
RMBS	11,952	12,538	600	14
CMBS	3,279	3,310	70	39
Other ABS	2,104	2,226	127	5
Other investments	2,407	2,590	183	—

	$340,795	$273,799	$4,208	$71,204

Equity securities available for sale (1)	$160,242	$184,365	$24,188	$65

Total debt and equity securities	$511,810	$469,580	$29,058	$71,288

(1)	Comprised of broadly diversified domestic equity mutual funds ($168.4 million fair value) and various preferred and common stocks invested across numerous companies and industries ($16.0 million fair value).

	December 31, 2009
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$19,283	$20,308	$1,060	$35

	$19,283	$20,308	$1,060	$35

Fixed-maturities available for sale:
U.S. government and agency securities	$25,023	$27,321	$2,355	$57
State and municipal obligations	1,400,739	1,286,287	9,664	124,116
Corporate bonds and notes	99,032	98,625	1,917	2,324
RMBS	14,942	15,629	687	—
CMBS	48,511	46,195	107	2,423
Other ABS	18,049	19,321	1,275	3
Foreign government securities	57,282	58,649	1,513	146
Other investments	3,530	3,800	270	—

	$1,667,108	$1,555,827	$17,788	$129,069

Equity securities available for sale (1)	$173,418	$176,251	$2,833	$—

Total debt and equity securities	$1,859,809	$1,752,386	$21,681	$129,104

(1)	Comprised of broadly diversified domestic equity mutual funds ($146.8 million fair value) and various preferred and common stocks invested across numerous companies and industries ($29.4 million fair value).

Our trading securities, which are recorded at fair value, consisted of the following at December 31, 2010 and 2009:

	December 31
	2010	2009
	(In thousands)
Trading securities:
U.S. government and agency securities	$703,636	$554,285
State and municipal obligations	983,680	283,231
Corporate bonds and notes	1,034,206	878,306
RMBS	953,416	770,091
CMBS	193,244	—
CDO	2,406	—
Other ABS	132,149	87,468
Foreign government securities	83,508	27,421
Hybrid securities	318,940	278,406
Equity securities	155,636	78,730
Other investments	2,000	—

	$4,562,821	$2,958,938

For trading securities that are still held at December 31, 2010 and 2009, we had net gains during 2010 and 2009 associated with those securities in the amount of $27.0 million and $11.7 million, respectively.

Net investment income consisted of:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Investment income:
Fixed-maturities	$174,204	$208,255	$243,183
Equity securities	7,623	6,973	6,739
Short-term investments	1,576	4,289	15,190
Other	2,756	1,466	3,352

Gross investment income	$186,159	$221,483	$268,464
Investment expenses	(7,399)	(7,293)	(5,431)

Net investment income	$178,760	$214,190	$263,033

Net realized and unrealized gains (losses) on investments included within net (losses) gains on other financial instruments consisted of:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Net realized gains (losses):
Fixed-maturities held to maturity	$295	$133	$111
Fixed-maturities available for sale	(7,661)	91,577	42,380
Equities available for sale	2,001	764	13,787
Trading securities	66,351	107,479	(21,921)
Short-term investments	(67)	14	(67)
Other invested assets	387	822	139

Net realized gains (losses) on investments	61,306	200,789	34,429
Unrealized gains (losses) on trading securities	78,637	56,352	(144,223)

Total gains (losses) on investments (1)	$139,943	$257,141	$(109,794)

(1)	Included within Net gains (losses) on other financial instruments, which also includes gains (losses) on VIE activity (See Note 6) and long-term debt (See Note 13).

During 2010, we recorded $3.1 million in gains on securities transferred from the available for sale category into the trading category. For the years ended December 31, 2010, 2009 and 2008, we did not sell or transfer any fixed-maturity investments classified as held to maturity.

The sources of our proceeds and related investment gains (losses) on our available for sale securities are as follows:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Fixed-maturities available for sale:
Proceeds received from redemptions	$50,846	$199,551	$186,408
Proceeds received from sales	1,218,460	2,463,626	1,040,148
Gross investment gains from sales and redemptions	23,363	94,974	46,432
Gross investment losses from sales and redemptions	(31,024)	(3,397)	(4,052)
Equities available for sale:
Proceeds received from sales	15,033	33,807	95,074
Gross investment gains from sales	2,006	1,077	21,267
Gross investment losses from sales	(5)	(313)	(7,480)

We periodically dispose of available for sale securities at a loss. Generally, such losses are insignificant in amount or in relation to the cost basis of the investment, and are usually as a result of a change in our intent to sell from prior periods based on current conditions or our strategic objectives. During 2010, we sold a significant portion of our fixed-maturities held in our available for sale portfolio in the third quarter, primarily in one large negotiated transaction, in response to favorable market conditions and in connection with the strategic repositioning of our investment portfolio from tax-advantaged securities to securities that provide taxable investment income and to improve our statutory capital position. Although substantially all of the securities sold at a loss in 2010 had been in a continuous unrealized loss position for greater than 12 months, a significant portion of the securities sold had increases in market value since December 31, 2009, and the majority of the securities included in that large transaction were sold at a gain.

The change in unrealized gains (losses) recorded in accumulated other comprehensive loss consisted of the following:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Fixed-maturities:
Unrealized holding gains (losses) arising during the period, net of tax	$23,806	$151,001	$(208,166)
Less reclassification adjustment for net (losses) gains included in net loss, net of tax	(4,980)	59,392	3,130

Net unrealized gains (losses) on investments, net of tax	$28,786	$91,609	$(211,296)

Equities:
Unrealized holding gains (losses) arising during the period, net of tax	$15,080	$27,335	$(71,588)
Less reclassification adjustment for net gains (losses) included in net loss, net of tax	1,242	(5,395)	(2,479)

Net unrealized gains (losses) on investments, net of tax	$13,838	$32,730	$(69,109)

The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

December 31, 2010: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	6	$3,507	$110	26	$189,194	$70,179	32	$192,701	$70,289
Corporate bonds and notes	31	16,364	852	2	604	24	33	16,968	876
RMBS	1	1,436	14	—	—	—	1	1,436	14
CMBS	3	1,885	39	—	—	—	3	1,885	39
Other ABS	2	802	5	—	—	—	2	802	5
Equity securities	2	205	65	—	—	—	2	205	65

Total	45	$24,199	$1,085	28	$189,798	$70,203	73	$213,997	$71,288

December 31, 2009: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
U.S. government and agency securities	1	$1,998	$57	—	$—	$—	1	$1,998	$57
State and municipal obligations	65	316,090	10,686	143	698,581	113,465	208	1,014,671	124,151
Corporate bonds and notes	48	24,119	1,179	20	14,109	1,145	68	38,228	2,324
CMBS	11	19,888	709	8	18,521	1,714	19	38,409	2,423
Other ABS	1	266	3	—	—	—	1	266	3
Foreign government securities	7	6,810	145	1	972	1	8	7,782	146

Total	133	$369,171	$12,779	172	$732,183	$116,325	305	$1,101,354	$129,104

There was a negligible amount of impairment losses recognized in earnings for the year ended December 31, 2010, none of which were attributable to credit losses. The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in other comprehensive income (“OCI”) from April 1, 2009 (the inception date of the new accounting standard regarding OTTI) through December 31, 2009 (in thousands):

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

At December 31, 2010 and 2009, we did not have the intent to sell any debt securities in an unrealized loss position, and determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.

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

During 2010, we recorded a negligible amount of charges related to declines in fair value of securities considered to be other-than-temporary. During 2009, we recorded approximately $9.3 million of charges related to declines in fair value of securities (primarily equity securities) considered to be other-than-temporary. During 2008, we recorded approximately $55.2 million of charges related to declines in fair value of securities (primarily municipal and taxable bonds and preferred stocks) considered to be other-than-temporary. Realized gains and losses are determined on a specific identification method and are included in income.

We have securities that have been in an unrealized loss position for 12 months or more that we did not consider to be other-than-temporarily impaired due to the qualitative factors explained below.

State and Municipal Obligations

The majority of the unrealized losses of 12 months or greater duration as of December 31, 2010, relates to interests in securitizations pursuant to the Master Settlement Agreement (“MSA”) between the domestic tobacco manufacturers and the 46 states and certain territories party thereto. In December 2010, after a review of tobacco settlement bonds, including bonds we own, Moody’s Investor Service (“Moody’s”) took certain ratings actions on the tobacco settlement bonds, including placing 67 classes in 19 transactions under review for possible downgrade due primarily to a decline in the most recent annual MSA payment to the trusts. Based on our review of stressed cash flow scenarios and despite the decline in cash flows to the trusts, we do not believe it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, nor did we intend to sell these investments as of December 31, 2010. We are monitoring the Moody’s review closely and will update our OTTI analysis each period as new information develops that might cause us to change our assessment of projected cash flows or our intent to sell.

The unrealized losses of 12 months or greater duration as of December 31, 2010 on the remaining securities in this category were caused by interest rate or credit spread movement. We did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Corporate Bonds and Notes

The unrealized losses of 12 months or greater duration as of December 31, 2010 on the securities in this category were caused by credit spread widening in the sector. Corporate spreads have tightened significantly over the past 12 months, although they are still wide compared to pre-2008 levels. As of December 31, 2010, we expect to be able to collect cash flows from each of these securities to sufficiently recover the amortized cost basis of these securities. As of December 31, 2010, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may be maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or credit spread movements. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios.

The contractual maturities of fixed-maturity investments at are as follows:

	Year Ended December 31, 2010
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less (1)	$2,254	$2,380	$24,377	$25,276
Due after one year through five years (1)	5,165	5,383	16,729	17,180
Due after five years through ten years (1)	3,055	3,373	7,827	7,882
Due after ten years (1)	299	280	274,527	205,387
RMBS (2)	—	—	11,952	12,538
CMBS (2)	—	—	3,279	3,310
Other ABS (2)	—	—	2,104	2,226

	$10,773	$11,416	$340,795	$273,799

(1)	Actual maturities may differ as a result of calls before scheduled maturity.
(2)	RMBS, CMBS and other ABS are shown separately, as they are not due at a single maturity date.

At December 31, 2010, investments in any person and its affiliates that exceeded 10% of total stockholders’ equity were as follows (in thousands):

Name	Fixed- Maturities Available for Sale	Equity Securities Available for Sale	Trading Securities	Short-Term Investments	Other Invested Assets	Total
Vanguard Institutional Index Fund	$—	$144,663	$—	$—	$—	$144,663
Citigroup Inc. Corporate and Direct Affiliate Obligors	3,050	—	130,960	—	—	134,010
BlackRock Inc. Corporate and Direct Affiliate Obligors	—	—	3,968	99,532	25,000	128,500
State of Illinois General Obligation Bonds	—	—	120,829	—	—	120,829
Northern Institutional Treasury Money Market	—	—	—	115,673	—	115,673
State of California General Obligation Bonds	30,758	—	72,105	—	—	102,863
Fidelity Government Portfolio Money Market	—	—	—	95,686	—	95,686

	$33,808	$144,663	$327,862	$310,891	$25,000	$842,224

Securities on deposit with various state insurance commissioners amounted to $17.0 million at December 31, 2010 and $16.9 million at December 31, 2009. We also had $140.0 million and $144.1 million (book value) of securities pledged as collateral in accordance with various reinsurance agreements at December 31, 2010 and 2009, respectively.

8. Investment in Affiliates

The following table shows the components of our investment in affiliates balance:

(In thousands)	December 31
	2010	2009
Sherman	$—	$121,424
Other	133	56

Total	$133	$121,480

C-BASS

At December 31, 2010, we owned a 46% interest in C-BASS, a credit-based mortgage securitization business. As a consequence of the complete write-off of our investment in C-BASS in 2007, we have no carrying value related to our interest in C-BASS. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010. The likelihood that we will recoup any of our investment in C-BASS is extremely remote. Accordingly, we believe that the likelihood that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operations or cash flows at any time in the future is extremely remote.

Sherman

On May 3, 2010, Radian Guaranty sold to Sherman all of its remaining 28.7% equity interest in Sherman for approximately $172 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. As a result of the sale, in the second quarter of 2010, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million and a pre-tax decrease in accumulated comprehensive income of $29.7 million. In addition, under the Sherman Purchase Agreement, we agreed to terminate certain rights, including our right to a future contingent payment from a previous sale of our interest in Sherman.

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Investment in Affiliates—Selected Information:
Sherman
Balance, beginning of period	$121,424	$99,656	$104,315
Share of net income for period	14,590	33,226	59,782
Dividends received	(29,498)	(11,040)	(35,460)
Other comprehensive loss	(381)	(418)	(3,195)
Sale of ownership interest	(106,135)	—	—
Adjustment to investment related to Sherman buyback of MGIC Investment Corporation (“MGIC”) equity interest	—	—	(25,786)

Balance, end of period	$—	$121,424	$99,656

Portfolio Information:
Sherman
Total assets	n/a	$1,913,296	$2,355,660
Total liabilities	n/a	1,461,076	2,012,378

n/a—not applicable

	Year Ended December 31
	2009	2008
	(In thousands)
Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$1,216,742	$1,503,525
Other revenues	16,873	16,630
Derivative mark-to-market	12,071	(15,787)

Total revenues	1,245,686	1,504,368

Expenses
Operating and servicing expenses	515,125	656,256
Provision for loan losses	446,917	436,777
Interest	105,537	110,097
Other	42,542	37,803

Total expenses	1,110,121	1,240,933

Net income	$135,565	$263,435

9. Reinsurance

In our mortgage insurance business, we utilize reinsurance as a risk management tool to reduce our net risk in force, to manage regulatory risk-to-capital requirements, and to comply with the insurance regulations of states that require us to limit our coverage percentage of any single risk to 25%. We have only used reinsurance in our financial guaranty business to the extent necessary in specific transactions to comply with applicable single risk limits. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums on risk that we have ceded of $1.0 million and $4.4 million at December 31, 2010 and 2009, respectively.

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31
	2010	2009		2008
	(In thousands)
Net premiums written-insurance:
Direct	$788,321	$790,052		$965,741
Assumed	(6,585)	(207,074	)(1)	6,676
Ceded	(89,855)	(139,130)		(155,548)

Net premiums written-insurance	$691,881	$443,848		$816,869

Net premiums earned-insurance:
Direct	$891,167	$919,778		$1,029,891
Assumed	29,063	45,749		97,352
Ceded	(94,497)	(139,626)		(155,423)

Net premiums earned-insurance	$825,733	$825,901		$971,820

(1)	This amount includes a $185.6 million reduction related to the commutation of $9.8 billion in net par outstanding.

We and other companies in the mortgage insurance industry have participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we cede a portion of the mortgage insurance premiums paid to us to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. The captive reinsurers are typically required to maintain minimum capitalization equal to 10% of the risk assumed. We have concluded that all of our captive reinsurance arrangements transfer risk to the captive reinsurer. We have also offered, on a limited basis, “quota share” captive reinsurance agreements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected.

In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. However, during the recent housing and related credit market downturn in which losses have increased significantly, many captive reinsurance arrangements have attached, requiring our captive reinsurers to make payments to us. In all cases, the captive reinsurer establishes a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements.

All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. In 2010, we terminated the majority of our remaining captive reinsurance arrangements on a “cut-off” basis, meaning that the terminated captive arrangements were dissolved and all outstanding liabilities to us were settled.

We have protected against losses in excess of our expectations on some of the risk associated with non-prime and riskier products by reinsuring this business through Smart Home reinsurance transactions. In 2004, we developed Smart Home as a way to effectively transfer risk from our portfolio to investors in the capital markets. Smart Home mitigates our risk against losses, concentrated positions and riskier products. Approximately 3.2% and 3.4% of our primary mortgage risk in force was ceded through Smart Home reinsurance transactions at December 31, 2010 and 2009, respectively. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

In the fourth quarter of 2010, we terminated two large captive reinsurance arrangements representing $6.0 billion of risk in force. In connection with these terminations, we received $321 million of cash and investments from the captive trust account, which are accounted for as claims recoveries. Since inception, we have received total cash reinsurance recoveries (including recoveries from terminations) from Smart Home and captive reinsurance arrangements of approximately $673.2 million. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. We are approaching the maximum amount that we expect to record as recoverables under our Smart Home and captive reinsurance arrangements; therefore, we expect a limited amount of incremental recoverable to be booked from these arrangements in future periods. We expect that most of the actual cash recoveries from those captives that have not yet been terminated will be received over the next few years.

The reinsurance recoverable amounts on paid losses are considered to be financing receivables in accordance with the accounting standard regarding accounts receivable, which includes disclosure requirements regarding the credit quality of financing receivables and the allowance for credit losses. We do not record an allowance for credit losses on reinsurance recoverables, as the reinsurance recoverable amounts for both paid and unpaid losses are fully collateralized in the segregated trusts. Therefore, credit exposure is limited to the credit quality of investments held by the trust. Trust assets related to our captive and Smart Home arrangements are required to be invested in investment-grade securities. As of December 31, 2010, trust accounts consist primarily of cash equivalents, money market investments and investment-grade securities.

The following tables present information related to our captive and Smart Home transactions as of the dates indicated:

	Year Ended December 31
	2010	2009
	(In millions)
Risk in force ceded under captive reinsurance arrangements	$420.6	$824.0
Ceded loses recoverable related to captives	151.7	497.3
Ceded losses recoverable related to Smart Home	93.2	131.2

Approximately 32% of our total ceded losses recoverable at December 31, 2010 was related to two captive reinsurers.

	Year Ended December 31
	2010	2009	2008
	(In millions)
Ceded premiums written related to captives	$80.1	$128.3	$138.7
Ceded premiums earned related to captives	83.4	129.8	138.3
Ceded premiums written related to Smart Home	9.8	10.9	13.0
Ceded premiums earned related to Smart Home	9.8	10.9	13.0
Ceded recoveries, excluding amounts received upon terminations of captive reinsurance transactions	134.7	31.3	3.1

10. Losses and LAE

The reserve for losses and LAE is comprised of:

	December 31
	2010	2009
	(In thousands)
Mortgage insurance reserves	$3,524,971	$3,450,538
Financial guaranty reserves	71,764	128,444

Total reserve for losses and LAE	$3,596,735	$3,578,982

The following tables present information relating to our mortgage insurance reserves and LAE:

	2010	2009	2008
	(In thousands)
Mortgage Insurance
Balance at January 1	$3,450,538	$2,989,994	$1,345,452
Less Reinsurance recoverables (1)	(621,644)	(491,836)	(21,988)

Balance at January 1, net of reinsurance recoverables	2,828,894	2,498,158	1,323,464
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year	1,173,035	1,712,477	1,988,515
Prior years	557,766	(411,650)	102,330

Total incurred	1,730,801	1,300,827	2,090,845

Deduct paid claims and LAE in:
Current year	(54,410)	(138,717)	(192,373)
Prior years	(1,203,568)	(831,374)	(723,776)

Total paid	(1,257,978)	(970,091)	(916,149)

Foreign exchange adjustment	—	—	(2)

Balance at December 31, net of reinsurance recoverables	3,301,717	2,828,894	2,498,158
Add Reinsurance recoverables (1)	223,254	621,644	491,836

Balance at December 31	$3,524,971	$3,450,538	$2,989,994

(1)	Related to ceded losses on captive reinsurance transactions and Smart Home.

Our losses and LAE incurred in 2010 for default notices reported in the current year have decreased relative to the current year amounts reported at December 31, 2009, primarily due to a decline in new default notifications reported during 2010 compared to 2009. Our incurred losses in 2010 for defaults reported in prior years have been negatively impacted by changes in estimates based on information and trends observed in the current period.

Many of the key assumptions used to develop our reserve estimate are inter-related and inter-dependent, including our default to claim rate, our estimated rate of insurance rescissions and claim denials on future claims, and our estimated claim severity, among other assumptions. Such inter-dependencies make it difficult to isolate and quantify the effects of changes in individual factors. The principal drivers of changes in prior year development typically relate to our default to claim rate (including our estimated rate of rescissions and denials), and our estimated claim severity.

Overall, our default to claim rate assumption was 40% at December 31, 2010, compared to 36% at December 31, 2009 and 46% at December 31, 2008.

The most significant driver of the $557.8 million 2010 prior year adverse development related to the impact of aging of underlying defaulted loans on our default to claim rate beyond the extent we expected at December 31, 2009. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the ability to cure a delinquent loan within our expected timeframe has become increasingly difficult to achieve. Consequently, our default inventory has experienced an increase in aging, and we apply higher estimated default to claim rates on our more aged delinquencies, resulting in higher reserves. The protracted amount of time it has taken for servicers to resolve certain aged loans has extended the period of uncertainty with regard to our ultimate claim liability beyond what we predicted at the time the reserves were established. To a lesser extent, the increase in our default to claim rate in 2010 was also impacted by a decrease in our expected levels of insurance rescissions and claim denials associated with prior year defaults, as compared to expected levels at December 31, 2009. This change in our estimate was a result of changes in observed trends during 2010. In addition, an increase in our severity estimates, primarily due to refinements in estimates on pool insurance defaults, negatively impacted our reserves related to defaults reported in prior years.

The significant decrease in our default to claim rate in 2009 was primarily related to an increase in our estimate during that year related to future insurance rescissions and claim denials, which was the primary reason for our 2009 prior year favorable development of $411.7 million. Our incurred losses in 2009 for defaults from prior years was favorably impacted by increased levels of insurance rescissions and claim denials, as compared to the level of rescission and denial activity anticipated in the reserves established at December 31, 2008. As a result of the significant increase in our loss mitigation activities in 2009, our incurred losses were reduced by approximately $650 million as of December 31, 2009 related to prior year defaults. Partially offsetting this impact was the effect of an increase in our default to claim rate prior to consideration of our loss mitigation activities, primarily as a result of the aging of delinquent loans.

Our reserve for losses includes the impact of our estimated rescissions and denials, which are significantly higher than historical levels. Generally, rescissions and denials reduce the default to claim rate used in determining our loss reserve estimate, which lowered our loss reserves as of December 31, 2010, by approximately $0.9 billion. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to ultimately decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials and commutations.

The following table illustrates the impact to our loss reserve estimates due to estimated insurance rescissions and claim denials as of the dates indicated:

	December 31
(In millions)	2010	2009	2008
Impact to our loss reserve of estimated rescissions and denials	$(922)	$(1,555)	$(506)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the years ended December 31, 2010 and 2009, net of reinstatements within each period:

	Year Ended December 31
(In millions)	2010	2009
Rescissions—first loss position	$339.2	$330.7
Denials—first loss position	200.2	67.4

Total first loss position (1)	539.4	398.1

Rescissions—second loss position	199.1	372.9
Denials—second loss position	61.5	54.6

Total second loss position (2)	260.6	427.5

Total first-lien claims submitted for payment that were rescinded or denied (3)	$800.0	$825.6

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)	Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.
(3)	Includes a small number of submitted claims that were subsequently withdrawn by the insured.

Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Our IBNR reserve estimate, including defaults related to previously rescinded policies and denied claims that are expected to be reinstated or resubmitted, was $39.5 million and $13.6 million at December 31, 2010 and 2009, respectively. The increase in this estimate primarily reflects an increase in both recent trends and in claim denial activity in 2010, as we expect a portion of such denied claims to be resubmitted with the required documentation and ultimately paid. All estimates are continually reviewed and adjustments are made as they become necessary.

The following table illustrates the total amount of first-lien claims submitted to us for payment that were rescinded in the years noted, and then subsequently were challenged (“rebutted”) by the lenders and policyholders, but not reinstated:

	Year Ended December 31
(In millions)	2010	2009
First loss position	$147.1	$102.3
Second loss position	56.9	88.6

Total non-overturned rebuttals on rescinded first-lien claims	$204.0	$190.9

While the total potential claim amount of non-overturned rebuttals outstanding represents all challenged rescissions for which coverage has not been reinstated, our ongoing, active engagement with our lender customers typically involves a small number of these non-overturned rebuttals. Absent litigation or other legal proceedings in which we are not successful, we do not expect that these discussions are likely to result in settlements that would materially impact our liquidity or results of operations.

We also accrue for the premiums we expect to refund to our lender customers under the terms of our master policy as a result of our estimated insurance rescission activity. Our accrued liability for such refunds included within accounts payable and accrued expenses on our consolidated balance sheets was $43.5 million and $50.2 million as of December 31, 2010 and 2009, respectively.

The following table shows the cumulative denial and rescission rates as of December 31, 2010 on our total first-lien portfolio in the quarter the claims were received for the periods indicated:

Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2008	12.3%	100%
Q2 2008	13.3%	100%
Q3 2008	19.6%	100%
Q4 2008	21.6%	100%
Q1 2009	24.6%	99%
Q2 2009	26.3%	99%
Q3 2009	23.6%	98%
Q4 2009	21.0%	94%
Q1 2010	17.4%	89%
Q2 2010	11.1%	75%

(1)

Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of December 31, 2010) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change. These rates are also subject to change based on reinstatements of previously rescinded policies of denied claims.

(2)	For each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the third and fourth quarters of 2010, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

We considered the sensitivity of first-lien loss reserve estimates at December 31, 2010 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at December 31, 2010), we estimated that our loss reserves would change by approximately $104 million at December 31, 2010. For every one percentage point change in pool claim severity (which we estimate to be 48% of unpaid principal balance at December 31, 2010), we estimated that our loss reserves would change by approximately $10 million at December 31, 2010. For every one percentage point change in our overall default to claim rate (which we estimate to be 40% at December 31, 2010, including our assumptions related to rescissions and denials), we estimated an $82 million change in our loss reserves at December 31, 2010.

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

	Year Ended December 31
	2010	2009
	(In thousands)
Reserves for losses by category:
Prime	$1,607,741	$1,265,859
Alt-A	687,960	767,043
A minus and below	413,137	456,281
Reinsurance recoverable (1)	223,254	621,644

Total primary reserves	2,932,092	3,110,827
Pool insurance	566,565	295,996

Total first-lien reserves	3,498,657	3,406,823
Second-lien (2)	26,161	43,579
Other	153	136

Total reserve for losses	$3,524,971	$3,450,538

(1)	Represents ceded losses on captive transactions and Smart Home.
(2)	Does not include second-lien premium deficiency reserve.

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

In addition to California and Florida, approximately 12.6% of our primary mortgage insurance risk in force at December 31, 2010 was concentrated in the Midwestern states of Michigan, Illinois and Ohio. The region’s default rates have declined in comparison to 2009, but still continue to be relatively high, which we believe are largely attributable to the difficult operating environment facing the domestic auto industry. We expect that this trend may continue.

The following table presents information relating to our financial guaranty reserves and LAE:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Financial Guaranty
Balance at January 1	$128,444	$234,548	$253,304
Less Reinsurance recoverables	—	—	(170)
Less impact of new accounting standard for financial guarantees	—	(8,164)	—

Balance at January 1, net of reinsurance recoverables	128,444	226,384	253,134
Add losses and LAE incurred related to:
Current year	1,714	54,049	147,302
Prior years (1)	6,729	(17,301)	(32,807)

Total incurred	8,443	36,748	114,495

Deduct paid claims and LAE paid related to:
Current year	(1,665)	(25,345)	(13,659)
Prior years	(63,458)	(109,450)	(118,753)

Total paid	(65,123)	(134,795)	(132,412)

Foreign exchange adjustment	—	107	(669)

Balance at December 31, net of reinsurance recoverables	71,764	128,444	234,548
Add Reinsurance recoverables	—	—	—

Balance at December 31	$71,764	$128,444	$234,548

(1)	During 2010, our incurred losses and LAE in our financial guaranty insurance business for prior years increased, mainly related to greater expected losses in our structured finance direct line of business. Favorable loss developments in 2009 and 2008 across our trade credit reinsurance, structured finance direct and public finance reinsurance lines of business, resulted in declines in the prior years’ incurred losses and LAE.

11. Reserve for Premium Deficiency

The PDR in our mortgage insurance business at December 31, 2010 and 2009, relates to our second-lien business.

The following table illustrates our net projected premium excess on our first-lien portfolio:

	Year Ended December 31
First-lien portfolio (In millions):	2010	2009
Net present value of expected premiums	$2,806	$2,823
Net present value of expected losses and expenses	(4,537)	(4,299)
Reserve for premiums and losses established, net of reinsurance recoverables	3,276	2,785

Net projected premium excess	$1,545	$1,309

For our first-lien mortgage insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2010. Expected losses are based on an assumed paid claim rate of approximately 11.7% for our total primary first-lien mortgage insurance portfolio, which includes both delinquent loans and current loans, comprising 8.8% for prime, 25.6% for subprime and 24.4% for Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans, as part of our loss mitigation efforts, is expected to partially offset the impact of higher expected defaults and claims.

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

	Year Ended December 31
Second-Lien PDR (In thousands):	2010	2009
Balance at January 1	$25,357	$86,861
Incurred losses recognized in loss reserves	(10,233)	(56,421)
Premiums recognized in earned premiums	2,501	5,619
Changes in underlying assumptions	(8,368)	(10,348)
Accretion of discount and other	1,479	(354)

Balance at December 31	$10,736	$25,357

During 2010, the second-lien PDR decreased by approximately $14.6 million, primarily as a result of the normal transfer of incurred losses to second-lien loss reserves and by updates to our underlying assumptions.

12. Financial Guaranty Insurance Contracts

The risk management function is structured by area of expertise and includes the following areas: risk analytics, public finance, structured finance, and portfolio management.

Our public finance and structured finance groups utilize several tools to monitor our directly insured portfolio. We generally require for each of our directly insured transactions the delivery of periodic financial information, including covenant compliance reports that are reviewed by the risk manager assigned to the particular credit. For substantially all of our direct public finance credits, each risk manager prepares regular written surveillance summaries for each credit which contain financial analysis of the credits. For our larger direct credits and for those credits for which our initial analysis indicates that a more comprehensive review is warranted, the risk manager prepares a more detailed surveillance report which includes additional financial analysis, together with the manager’s reassessment of the internal rating for the transaction. For our directly insured corporate CDO, TruPs CDO and CMBS CDO transactions, we perform quarterly stress analyses and we update our financial analysis on our TruPs CDO and CMBS CDO transactions at least quarterly. We monitor not only the nominal exposure for each obligor for which we provide protection in our corporate CDO transactions, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor.

Upon continued performance deterioration, we may conduct additional or more frequent reviews of a credit, downgrade the internal credit rating for a credit or if appropriate, move the credit to the financial guaranty Watch List. All amendments, consents and waivers related to a transaction are also reviewed and evaluated by the appropriate risk manager. In addition to individual credit analysis, the risk management department is responsible for following economic, environmental and regulatory trends and for determining their potential impact on our insured portfolio.

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

In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with our ceding companies. To help align the ceding company’s interests with ours, we generally have required that the ceding company retain a significant portion of the exposure on any single risk that we reinsure. Our portfolio management group is responsible for the periodic diligence and evaluation of the underwriting and surveillance capabilities of the ceding companies. Each of the ceding companies is obligated to provide us with quarterly updates to their own watch and reserve lists, including reserve information. In the event that we have identified a potential deficiency in the surveillance activities of a ceding company, appropriate personnel in our risk management department may conduct an independent analysis to the extent adequate information is available. We also may have an independent view on assumed credits where we also have direct exposure based on the information obtained through our independent credit review. As a result, we may assess credits and establish reserves based upon information in addition to that received from the ceding company.

Our risk management department reviews both performing and under-performing transactions. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenues for the obligation based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction is underperforming, it is placed in one of three designated categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in our reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, should our financial guaranty risk management group disagree with the risk rating assigned by the ceding company, we may assign our own risk rating rather than using the risk rating assigned by the ceding company.

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

The following is additional information regarding financial guaranty’s categories for deteriorating credits:

Special Mention. This category includes insured transactions that are internally rated no more than two rating levels below investment-grade. Although these insured transactions typically are not performing as expected, we have determined that such transactions are not expected to have severe, prolonged stress and we do not believe that claim payments are imminent. The credits in this category could have all or some of the following characteristics:

•	non-investment-grade obligations with increasing credit risk, but with the possibility of recovering and returning to investment-grade levels;

•	slight probability of payment default due to current adverse economic conditions and operating challenges;

•	limited capacity for absorbing volatility and uncertainty

•	vulnerability to further downward pressure, which could lead to difficulty in covering future debt obligations; and

•	requires additional monitoring by the risk manager to evaluate developing, potentially adverse credit trends.

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

Intensified Surveillance. This category includes transactions in financial guaranty’s insured portfolio that are internally rated below investment-grade and indicate a severe and often permanent adverse change in the transaction’s credit profile. Transactions in this category are still performing, meaning they have not yet defaulted on a payment, but our risk management department has determined that there is a substantial likelihood of default. Transactions that are placed in this category may have some or all of the following characteristics:

•	non-investment-grade transactions with high credit risk and low possibility of recovery back to performing levels;

•	impaired ability to satisfy future payments;

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

In general, in response to deterioration in the credit performance of a transaction, risk management works with the appropriate parties in an attempt to avoid a default or to minimize the claims that we may be obligated to pay on our policy. Loss mitigation can consist of:

•	restructuring the obligation;

•	enforcing available security arrangements;

•	working with the issuer to work through or to find alternatives to mitigate the impact of financial management or potential political problems;

•	when appropriate, exercising applicable rights to replace servicers, trustees, advisers or the other parties responsible for the performance of the transaction; and

•	purchasing the insured obligation.

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

The following table includes additional information as of December 31, 2010 regarding our financial guaranty claim liabilities broken out by the surveillance categories described above:

Surveillance Categories

($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	3	143	68	106	320
Remaining weighted-average contract period (in years)	22	20	22	26	21
Insured contractual payments outstanding:
Principal	$65.6	$1,219.1	$406.7	$348.1	$2,039.5
Interest	38.5	801.6	181.7	186.4	1,208.2

Total	$104.1	$2,020.7	$588.4	$534.5	$3,247.7

Gross claim liability	$0.3	$18.8	$143.1	$96.9	$259.1
Less:
Gross potential recoveries	—	0.6	64.1	84.6	149.3
Discount, net	0.1	5.8	20.4	(2.3)	24.0

Net claim liability	$0.2	$12.4	$58.6	$14.6	$85.8

Unearned premium revenue	$0.7	$34.6	$9.2	$—	$44.5

Claim liability reported in the balance sheet	$0.1	$2.6	$50.1	$14.6	$67.4

Reinsurance recoverables	$—	$—	$—	$—	$—

Claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. Included in accounts and notes receivable and unearned premiums on our consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The unearned premium and the present value of the premiums receivable as of December 31, 2010 and 2009 are as follows (in millions):

	December 31
	2010	2009
Premiums receivable	$44.0	$54.4
Unearned premiums	60.5	73.2

The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our consolidated statements of operations. The amounts of the accretion included in premiums written, premiums earned and policy acquisition costs for the years ended December 31, 2010 and 2009 are as follows (in millions):

	December 31
	2010	2009
Premiums written	$1.5	$3.4
Premiums earned	1.5	3.4
Policy acquisition costs	0.3	1.2

The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.5% at December 31, 2010.

The following table shows the nominal (non-discounted) premiums net of commissions that are expected to be collected on financial guaranty contracts with installment premiums included in premiums receivable as of December 31, 2010 (in millions):

Future Expected Premium Payments
1st quarter 2011	$1.4
2nd quarter 2011	1.3
3rd quarter 2011	1.6
4th quarter 2011	1.0

2011	5.3
2012	5.0
2013	3.2
2014	3.4
2015	3.3

2011 – 2015	20.2
2016 – 2020	12.4
2021 – 2025	8.4
2026 – 2030	5.7
After 2030	9.8

Total	$56.5

The following table shows the rollforward of the net present value of premiums receivable as of December 31, 2010 and 2009 (in millions):

	December 31
	2010	2009
Balance at January 1	$54.4	$161.4
Payments received	(7.1)	(14.7)
Accretion	1.3	2.3
Adjustments to installment premiums	(1.5)	(1.1)
Foreign exchange revaluation	(1.3)	(0.3)
Recaptures/commutation	(1.8)	(93.2)

Balance at December 31	$44.0	$54.4

Premiums earned were affected by the following for the years ended December 31, 2010 and 2009 (in millions):

	December 31
	2010	2009
Refundings	$35.8	$41.0
Recaptures/Commutations	—	(15.0)
Adjustments to installment premiums, gross of commissions	0.4	5.2
Unearned premium acceleration upon establishment of case reserves	1.4	6.8
Foreign exchange revaluation, gross of commissions	(1.4)	(1.0)
Policy cancellations	2.3	—

Total adjustment to premiums earned	$38.5	$37.0

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refunding of any financial guaranty obligations, as of December 31, 2010:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Earnings
1st quarter 2011	$478.3	$10.8	$0.4	$11.2
2nd quarter 2011	468.1	10.2	0.4	10.6
3rd quarter 2011	457.9	10.2	0.3	10.5
4th quarter 2011	446.9	11.0	0.3	11.3

2011	446.9	42.2	1.4	43.6
2012	409.1	37.8	1.2	39.0
2013	371.8	37.3	1.2	38.5
2014	336.3	35.5	1.1	36.6
2015	304.3	32.0	1.0	33.0

2011 – 2015	304.3	184.8	5.9	190.7
2016 – 2020	175.6	128.7	4.0	132.7
2021 – 2025	88.5	87.1	2.7	89.8
2026 – 2030	38.0	50.5	1.8	52.3
After 2030	—	38.0	2.5	40.5

Total	$—	$489.1	$16.9	$506.0

The following table shows the significant components of the change in our financial guaranty claim liability for the years ended December 31, 2010 and 2009 (in millions):

	December 31
	2010	2009
Claim liability at January 1	$121.8	$211.5

Incurred losses and LAE:
Increase (decrease) in gross claim liability	86.2	(6.0)
Increase in gross potential recoveries	(74.2)	(42.6)
(Increase) decrease due to discount	(1.9)	69.6
(Increase) decrease in unearned premiums	(1.1)	20.7

Incurred losses and LAE	9.0	41.7
Paid losses and LAE	(63.4)	(131.4)

Claim liability at December 31	$67.4	$121.8

Components of incurred losses and LAE:
Claim liability established in current period	$1.7	$54.1
Changes in existing claim liabilities	7.3	(12.4)

Total incurred losses and LAE	$9.0	$41.7

Components of (increase) decrease in discount:
Increase in discount related to claim liabilities established in current period	$(6.3)	$(4.7)
Decrease in discount related to existing claim liabilities	4.4	74.3

Total (increase) decrease in discount	$(1.9)	$69.6

Weighted-average risk-free rates (used for discounting gross claim liability and gross potential recoveries):

January 1, 2009	2.53%
December 31, 2009	3.81%
December 31, 2010	3.11%

13. Long-Term Debt

The composition of our long-term debt at December 31, 2010 and 2009 was as follows:

(In thousands)	December 31
	2010	2009
7.75% Debentures due 2011	$160,344	$192,137
5.625% Senior Notes due 2013	254,305	256,357
5.375% Senior Notes due 2015	249,772	249,728
3.00% Convertible Senior Notes due 2017	300,367	—

	$964,788	$698,222

In May 2001, we issued $250 million of 7.75% debentures due June 1, 2011. Interest on the debentures is payable semi-annually on June 1 and December 1. We have the option to redeem some or all of the debentures at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amounts of the notes plus accrued interest or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. During 2009, we repurchased $57.7 million of outstanding principal on these debentures at an average purchase price of approximately $0.79 per dollar of principal, and recorded a gain of $12.0 million. During 2010, we repurchased an additional $31.9 million of this debt at an average purchase price of approximately $0.92 per dollar of principal, and recorded a gain of $2.5 million. The gains on these repurchases are included in net (losses) gains on other financial instruments on our consolidated statements of operations.

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

In June 2005, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on June 15 and December 15. The notes mature on June 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed.

In November 2010, we issued $450 million principal amount of 3.0% convertible, unsecured senior notes due November 2017 ( the “2017 Convertible Senior Notes”) and received net proceeds of $391.3 million. Interest is payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2011.

Upon a conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation that is in excess of the aggregate principal amount of the notes being converted. The conversion rate will initially be 85.5688 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $11.69 per share of common stock). The conversion rate will be subject to adjustment in certain events, but will not be adjusted for any accrued and unpaid interest, if any. In addition, following certain corporate events, we will increase the conversion rate for a holder who elects to convert its notes in connection with that corporate event in certain circumstances.

Holders of the notes will be able to convert their notes, at their option, before the close of business on the business day immediately preceding August 15, 2017, only under the following circumstances:

1.	During any calendar quarter after December 31, 2010 (and only during such calendar quarter), if the last reported sale price of our common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

2.	During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes (for each trading day during that measurement period) was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on such trading day; or

3.	Upon the occurrence of specified corporate events as described in the indenture for the notes.

This transaction is accounted for under the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. Our convertible notes fall within the scope of this standard due to our ability to elect to repay the convertible notes in cash.

We have determined that the embedded conversion option in the convertible notes is not required to be separately accounted for as a derivative under the accounting standard for derivatives and hedging. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized as a component of interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock.

Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our consolidated balance sheets as follows:

(In thousands)	December 31 2010
Liability component:
Principal	$450,000
Less: debt discount, net (1)	(149,633)

Net carrying amount	$300,367

Equity component (net of tax impact) (2)	$65,701

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.
(2)	Included within additional paid-in capital, net of capped call transactions and related issuance costs.

The following table sets forth total interest expense recognized related to the convertible notes for the period indicated:

(In thousands)	Year Ended December 31 2010
Contractual interest expense	$1,687
Amortization of debt issuance costs	124
Amortization of debt discount	1,911

Total interest expense	$3,722

Effective interest rate of the liability component	9.75%

In connection with the offering of the convertible notes, we also entered into capped call transactions with an affiliate of Morgan Stanley & Co., Incorporated, whose obligations have been guaranteed by Morgan Stanley. The capped call transactions are intended to offset the potential dilution to our common stock and/or any potential cash payments that may be required to be made by us upon conversion of the notes in excess of the principal amount of the notes, up to a stock price of approximately $14.11 per share, which is the initial cap on the counterparty’s share delivery obligation under the call option. If, however, the market value per share of our common stock, as measured under the terms of the capped call transactions, exceeds the applicable cap price of the capped call transactions, the number of shares of our common stock and/or the amount of cash we expect to receive upon the exercise of the capped call transactions will be capped and the anti-dilutive and/or offsetting effect of the capped call transactions will be limited. We paid approximately $46.1 million from the net proceeds from the issuance and sale of the convertible notes to purchase the capped call transactions.

The premium paid for the capped call transactions is recorded in additional paid-in capital in accordance with the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock, and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

14. Income Taxes

The components of our consolidated income tax provision (benefit) are as follows:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Current	$(155,219)	$(39,057)	$49,538
Deferred	381,408	(55,344)	(313,088)

	$226,189	$(94,401)	$(263,550)

The reconciliation of taxes computed at the statutory tax rate of 35% for 2010, 2009 and 2008 to the provision (benefit) for income taxes is as follows:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Benefit for income taxes computed at the statutory tax rate	$(552,887)	$(84,798)	$(235,945)
Change in tax resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of proration)	(15,592)	(31,539)	(57,878)
Foreign tax (benefit) provision	(10,397)	(4,766)	12,029
Unrecognized tax benefits	(25,915)	28,192	2,814
Valuation allowance	844,975	6,882	—
Other, net	(13,995)	(8,372)	15,430

Provision (benefit) for income taxes	$226,189	$(94,401)	$(263,550)

The significant components of our net deferred tax assets and liabilities are summarized as follows:

	December 31
	2010	2009
	(In thousands)
Deferred tax assets:
Accrued expenses	$39,295	$21,161
Assignment sales income	—	1,853
Unearned premiums	21,926	62,933
Premium deficiency reserves	3,758	8,875
Net operating loss (“NOL”)	738,032	443,533
Differences in fair value of derivative and other financial instruments	347,772	145,038
Net unrealized loss on investments	15,016	39,292
Rescission premium	15,227	17,581
State net operating loss carryforward	24,499	11,390
Depreciation	2,227	—
Other	80,472	83,585

Total deferred tax assets	1,288,224	835,241

Deferred tax liabilities:
Deferred policy acquisition costs	51,916	55,708
Partnership investments	277,422	204,678
Loss reserves	9,592	76,427
Depreciation	—	76
Foreign currency	11,375	10,049
Other	58,531	40,473

Total deferred tax liabilities	408,836	387,411

Valuation allowance	851,857	6,882

Net deferred tax asset	$27,531	$440,948

As of December 31, 2010, we recorded a net current income tax payable of approximately $80.6 million, which primarily consists of liabilities related to applying the standards of accounting for uncertainty in income taxes and a current federal income tax recoverable of approximately $8.7 million. For federal income tax purposes, we have approximately $2,109 million of NOL carryforwards and $26.7 million of foreign tax credit carryforwards as of December 31, 2010. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2030 and the foreign tax credits will expire during tax years 2018 through 2020. Certain entities within our consolidated group have also generated approximately $323.6 million of state and local NOL carryforwards, which if unutilized, will expire during various future tax periods.

As of December 31, 2010, before consideration of our valuation allowance, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $879.4 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on the relative impact of all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding the weight given to the potential effect of such negative and positive evidence. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years, and the increased uncertainty around our future operating results. We also considered several sources of positive evidence when assessing the need for a valuation allowance such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and any potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which it can be objectively verified.

For the quarter ended September 30, 2010, we determined that it was more likely than not that all of our DTA, except for approximately $10.4 million, would be realized. This determination was made after weighing both negative and positive evidence including the pre-tax profit realized for the quarter ended September 30, 2010. For the quarter ended December 31, 2010, we incurred a pre-tax loss, which was significantly higher than our projected loss. As a result of this loss, which solidified our cumulative position, coupled with expectations of an operating loss in 2011 and ongoing economic uncertainty, we concluded that our ability to rely on our projections for future taxable income, and the positive weight afforded those projections, had been severely diminished. In light of these factors, we concluded that as of December 31, 2010, an additional valuation allowance of $841.5 million was required, for a total valuation allowance of approximately $851.9 million against our total net DTA of $879.4 million. The remaining DTA of approximately $27.5 million represents our NOL carryback, which we expect to utilize in the coming months as a result of our anticipated settlement with the Internal Revenue Service (“IRS”) relating to tax years 2000 through 2007 as described in more detail below.

Our ability to fully use these tax assets such as NOLs and tax credit carryforwards would be substantially limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, in general, an ownership change would occur if our five percent shareholders, as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. As of December 31, 2010, we have not experienced an ownership change under Section 382. However, if we were to experience a change in ownership under Section 382 in a future period, then we may be limited in our ability to fully utilize our NOL and tax credit carryforwards in future periods.

On October 8, 2009, our board of directors adopted a Tax Benefit Preservation Plan, which, as amended, was approved by our stockholders at the 2010 annual meeting. We also adopted certain amendments to our amended and restated bylaws and our stockholders approved at the 2010 annual meeting certain amendments to our amended and restated certificate of incorporation. The plan, the bylaw amendment and the charter amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules. These provisions restrict or discourage certain transfers of our common stock that would (i) create or result in a person becoming a five-percent shareholder under Section 382 of the IRC or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382 of the IRC.

As of December 31, 2010, we have approximately $44.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. The table below details the cumulative effect of applying the provisions of the standard relating to accounting for uncertainty of income taxes as of December 31, 2010.

The effect of unrecognized tax benefits on our consolidated balance sheets and results of operations is as follows:

(In thousands)	December 31, 2009	Decrease	December 31, 2010
Unrecognized tax benefits	$143,391	$50,546	$92,845

Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$69,980	$25,940	$44,040

Interest and penalties accrued	$61,866	$30,697	$31,169

Interest and penalties charged (credited) to income	$—	$30,697	$(30,697)

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	Year Ended December 31
	2010	2009
	(In thousands)
Balance at beginning of period	$143,391	$127,198
Tax positions related to the current year:
Increases	2,313	1,238
Decreases	—	—
Tax positions related to prior years:
Increases	47,020	31,278
Decreases	(54,874)	(16,323)
Changes in judgment	(5,331)	—
Lapses of applicable statute of limitation	(39,674)	—

Balance at end of period	$92,845	$143,391

We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income generated from our investment in certain partnership interests. Although we believe that these tax positions are more likely than not to succeed if adjudicated in a court of last resort, measurement under this standard of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Our net unrecognized tax benefits related to prior years decreased approximately $7.8 million. This net decrease primarily reflects the impact of the tentative settlement agreement that we have reached with the IRS Appeals Division, as described below, and our recognition of certain premium income. The unrecognized tax benefits for this premium income position reflects a decrease due to the expiration of the applicable statute of limitations for the 2005 and 2006 tax years. However, the premium income position continued to impact subsequent years resulting in an increase to the unrecognized tax benefits related to prior years, primarily the 2008 taxable year. Over the next 12 months, additional income or losses may be generated from an investment in a certain lower tier, minority owned, partnership interest, which would require increases or decreases in our calculations of potential state and local taxes, including any penalty and interest thereon. An estimate of the taxable income or loss, the character of such income or loss, and its impact to the current income taxes payable over the next 12-month period cannot be reasonably made at this time. As described in more detail below, we have reached a tentative settlement agreement with the IRS Appeals Division relating to the 2000 through 2007 tax years. If we are able to execute a final closing agreement with Appeals within the next 12 months on substantially similar terms as the tentative settlement agreement, then we estimate the net reduction within our unrecognized tax benefits will range from approximately $2.0 to $3.5 million. In the event we are not successful in our defense of the tax positions taken for U.S. Federal income tax purposes, and for which we have recorded unrecognized tax benefits, then such adjustments originating in NOL or NOL carryback years may serve as a reduction to our existing NOL.

We are currently contesting proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. The originally proposed adjustments relating to the 2000 through 2007 tax years, if sustained, would have increased our original tax liability for those years by approximately $128 million, in addition to any associated penalties and interest. We appealed these proposed adjustments to the IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Department of the Treasury of approximately $89 million to avoid the accrual of above-market-rate interest with respect to the proposed adjustments. In late December 2010, we reached a tentative settlement agreement with Appeals. Additionally, under the terms of this tentative settlement agreement, we believe that we will be entitled to receive a substantial majority of the $89 million in qualified deposits. However, we do not expect to execute a final closing agreement with Appeals for several months and until such time there can be no assurance that the terms of our tentative agreement with Appeals will not change materially or that we will successfully conclude a final closing agreement with respect to this matter. After discussions with outside counsel about the issues raised in the examination and the tentative settlement agreement reached, we believe that an adequate provision for income taxes has been made for potential liabilities that may result. However, if the final closing agreement differs materially from our current expectations or we are unable to enter into a final closing agreement, there could be a material impact on our effective tax rate, results of operations and cash flows.

The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 – 2009	(1)
Significant State and Local Jurisdictions (2)	1999 – 2009

(1)	We are currently contesting proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. As part of this process, we have agreed to extend all relevant statute of limitations for the assessment of tax to December 31, 2011. All such statute of limitation extensions have limited the scope of the examinations to the recognition of certain tax benefits that were generated through our investment in a portfolio of residual interests in REMICs.
(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania, Texas and New York City.

15. Statutory Information

Radian Guaranty’s, Amerin Guaranty’s and Radian Insurance’s ability to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty, Amerin Guaranty and Radian Insurance had negative unassigned surplus at December 31, 2010 of $168.6 million, $161.9 million, and $384.1 million, respectively, compared to negative unassigned surplus of

$400.9 million, $169.4 million, and $427.0 million, respectively, at December 31, 2009. In addition, in the event an insurer had positive unassigned surplus as of the end of the prior fiscal year, without the prior approval of the Pennsylvania Insurance Commissioner, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. Due to the negative unassigned surplus at the end of 2010, no dividends or other distributions can be paid from Radian Guaranty, Amerin Guaranty or Radian Insurance in 2011, without approval from the Pennsylvania Insurance Commissioner. Neither Radian Guaranty, Amerin Guaranty or Radian Insurance paid any dividends in 2010 or 2009. Radian Group contributed the outstanding capital stock of Radian Asset Assurance to Radian Guaranty in 2008. Radian Group contributed $322 million to Radian Guaranty in 2010. Both of these transactions strengthened Radian Guaranty’s statutory capital at that time.

Radian Guaranty’s statutory net loss, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 were as follows:

	2010	2009	2008
	(In millions)
Statutory net loss	$(535.2)	$(211.8)	$(1,624.1)
Statutory policyholders’ surplus	$1,295.7	$741.3	$397.6
Contingency reserve	$19.6	$770.5	$1,210.8

Radian Insurance’s statutory net income (loss), statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 were as follows:

	2010	2009	2008
	(In millions)
Statutory net income (loss)	$43.9	$19.9	$(340.4)
Statutory policyholders’ surplus	$151.7	$108.9	$106.9
Contingency reserve	$1.5	$—	$—

Amerin Guaranty is required to maintain statutory-basis capital and surplus of $1.125 million. Radian Group and Amerin Guaranty are parties to a guaranty agreement. This agreement provides that Radian Group will make sufficient funds available to Amerin Guaranty to ensure that Amerin Guaranty has a minimum of $5 million of statutory surplus every calendar quarter. Amerin Guaranty’s statutory net income (loss) and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2010	2009	2008
	(In millions)
Statutory net income (loss)	$6.9	$(17.9)	$(37.7)
Statutory policyholders’ surplus	$17.1	$9.6	$21.6

CMAC of Texas’s ability to declare dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Texas, its state of domicile. The insurance laws of the State of Texas limit the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Texas Insurance Commissioner. Under such test, CMAC of Texas may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ unassigned surplus, or (ii) the preceding year-end statutory net income. In accordance with such restrictions, no dividends may be paid in 2011, without prior regulatory approval.

Under Texas insurance regulations, to be an authorized reinsurer, CMAC of Texas is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas’s statutory net loss and statutory policyholders’ surplus as of and for the years ended December 31 were as follows:

	2010	2009	2008
	(In millions)
Statutory net loss	$(145.0)	$(107.7)	$(149.9)
Statutory policyholders’ surplus	$49.8	$81.8	$182.7

CMAC of Texas incurred a significant loss in the first half of 2010, in part due to the increase in severity estimates for our pool insurance loss reserves during that period. As a result, CMAC of Texas required capital contributions totaling approximately $113 million during the first half of 2010, in order to maintain a minimum statutory capital level. Radian Group contributed approximately $101 million to CMAC of Texas during 2010 to support its capital position and the remaining amounts required by CMAC of Texas were contributed by Radian Guaranty. In January 2009, Enhance Financial Services Group, Inc. (“EFSG”) contributed $25 million to CMAC of Texas.

Radian Mortgage Insurance’s ability to declare dividends on its common stock is restricted by certain provisions of the insurance laws of the state of Arizona, its state of domicile. The insurance laws of the state of Arizona limit the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Arizona Insurance Department. Under such test, Radian Mortgage Insurance may pay dividends during any 12-month period in an amount equal to the lessor of (i) 10% of the preceding year-end statutory policyholders’ unassigned surplus, or (ii) the preceding year-end statutory net investment income. In accordance with these restrictions, no dividends may be paid in 2011, since the company has negative statutory policyholders’ unassigned surplus at December 31, 2010.

As a mortgage guaranty insurer, Radian Mortgage Insurance is required under the insurance laws of Arizona to maintain a minimum policyholder position (“MPP”) calculated for each loan it insures based on the face amount, loan-to-value ratio and coverage percentage for the loan. The total calculated MPP must be less than Radian Mortgage Insurance’s total statutory policyholders’ position, which is defined as contingency reserve plus surplus as regards to policyholders, or Radian Mortgage Insurance is required to cease transacting new business until such time that its MPP is greater than its total statutory policyholders’ position. At December 31, 2010, Radian Mortgage Insurance policyholders’ position was $10.1 million and total MPP was $9.1 million and, as such, Radian Mortgage Insurance is currently permitted to transact new business in the state of Arizona.

Radian Mortgage Insurance’s statutory net loss, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 were as follows:

	2010	2009	2008
	(In millions)
Statutory net loss	$(60.6)	$(34.2)	$(1.2)
Statutory policyholders’ surplus	$10.1	$0.3	$26.7
Contingency reserve	$—	$—	$15.0

As a result of the increase in severity estimates for our pool insurance loss reserves and the resulting increase in losses incurred during 2010, Radian Mortgage Insurance required capital contributions totaling approximately $74 million in order to maintain the minimum MPP level.

Radian Group could be required to provide capital support for our mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs or the rating agencies. In connection with a financial examination of CMAC of Texas by the Texas Department of Insurance (“TXDOI”) for the January 1, 2007 through December 31, 2008 period, the TXDOI examiners notified us that they do not agree with our statutory accounting treatment pertaining to the proposed tax adjustments resulting from the IRS examination of Radian Group’s 2000 through 2004 tax years. The TXDOI examiners have proposed a reduction to CMAC of Texas’s statutory surplus of approximately $128 million, which relates to our dispute with the IRS described above, and, if such adjustment is sustained, CMAC of Texas would require additional capital support to maintain the minimum $20 million statutory surplus. We disagree with the TXDOI’s proposed adjustment to CMAC of Texas’s statutory surplus, and we have requested a hearing to appeal the TXDOI proposed adjustment, which hearing is set for April 5, 2011. We can give no assurance that we will prevail in our appeal or that we will not be required to provide the additional capital support required. In addition, due to the disagreement regarding the statutory accounting treatment for these issues, CMAC of Texas has not been able to file its annual audited statutory financial statements for 2009, which were due on June 30, 2010. The TXDOI has informed us that it does not plan to take any action with regard to CMAC of Texas not being in compliance with this filing requirement. However, given our current non-compliance, we believe the TXDOI could revoke or restrict CMAC of Texas’s ability to write new intercompany reinsurance at any time. Because CMAC of Texas provides reinsurance to Radian Guaranty, any such action could have a significant negative impact on Radian Guaranty’s ability to write new mortgage insurance business and potentially harm the value of our mortgage insurance franchise.

Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of New York, its state of domicile. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from earned surplus. Without the prior approval from the New York Superintendent of Insurance, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed on it during the preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the New York Superintendent of Insurance, or 100% of adjusted net investment income. During 2008, Radian Asset Assurance declared an ordinary dividend of $107.5 million to Radian Group, which was subsequently contributed to Radian Guaranty. In addition, Radian Group contributed its equity interest in Radian Asset Assurance to Radian Guaranty in the latter part of 2008. This restructuring provided significant regulatory capital credit to Radian Guaranty and is intended to provide cash dividends to Radian Guaranty over time. In June 2009, Radian Asset Assurance paid a dividend of $99.7 million to Radian Guaranty. On June 30, 2010, Radian Asset Assurance paid an ordinary dividend of $69.2 million to Radian Guaranty. The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the payment of claims, as well as the amounts we may pay to commute transactions.

During 2010, we initiated the liquidation of RAAL by novating, transferring or commuting the remaining exposures of RAAL to Radian Asset Assurance. This has been substantially completed at December 31, 2010, and is expected to be completed during 2011.

New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $1.4 million separately required for the other lines of insurance that it is licensed to write, our financial guaranty insurance subsidiary is required to have an aggregate minimum policyholders’ surplus of $66.4 million. Radian Asset Assurance’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 were as follows:

	2010	2009	2008
	(In millions)
Statutory net income	$58.0	$42.8	$5.4
Statutory policyholders’ surplus	$1,048.6	$1,059.1	$965.4
Contingency reserve	$392.6	$366.1	$515.0

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

The differences between the statutory financial statements and financial statements presented on a GAAP basis represent differences between GAAP and Statutory Accounting (“STAT”) for the following reasons:

(a) Under STAT, mortgage guaranty insurance companies are required each year to establish a contingency reserve equal to 50% of premiums earned in such year. Such amount must be maintained in the contingency reserve for 10 years, after which time it is released to unassigned surplus. Prior to 10 years, the contingency reserve may be reduced with regulatory approval to the extent that losses in any calendar year exceed 35% of earned premiums for such year.

(b) In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve in the amount prescribed by legislation. Such legislation requires that, for financial guaranty policies, each insurer must establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15 to 20 years dependent upon the category of obligation insured. Contingency reserves may be discontinued if the total reserve established for all categories of obligations exceeds the sum of the stated percentages for such categories multiplied by the unpaid principal guaranteed. The contingency reserve may be released with regulatory approval to the extent that losses in any calendar year exceed a pre-determined percentage of earned premiums for such year, with the percentage threshold dependent upon the category of obligation insured. Such reserves may also be released, subject to regulatory approval in certain instances, upon demonstration that the reserve amount is excessive in relation to the outstanding obligations. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Also under STAT, case reserves are required to be established in the year in which a default occurs based on the guarantor’s best estimate of ultimate loss payment, rather than when the probability weighted expected net cash out flows exceed unearned premium reserves.

(c) Under STAT, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, such costs, other than those incurred in connection with the origination of derivative contracts, are deferred and amortized.

(d) STAT financial statements only include a provision for current income taxes as a component of net income. Deferred taxes, subject to certain limitations set forth in Statement of Statutory Accounting Principles (“SSAP”) 10R, are recorded in the STAT balance sheets with any changes thereto recognized via a change in statutory surplus. Purchases of tax and loss bonds are accounted for as investments under STAT. GAAP financial statements provide for current and deferred income taxes in our consolidated statements of operations, and purchases of tax and loss bonds are recorded as prepaid federal income taxes in our consolidated balance sheets.

(e) Under STAT, investment-grade fixed-maturity investments are valued at amortized cost, and below investment-grade securities are carried at the lower of amortized cost or market value. Under GAAP, those investments that the statutory insurance entities do not have the ability or intent to hold to maturity are considered to be either available for sale or trading securities, and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to stockholders’ equity or current operations, as applicable.

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

16. Share–Based and Other Compensation Programs

In 2008, our stockholders approved a new equity compensation plan, the Radian Group Inc. 2008 Equity Compensation Plan (the “2008 Equity Plan”), under which we may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance shares and phantom stock. In adopting the 2008 Equity Plan, we agreed not to issue any new awards under our prior equity plan, the 1995 Equity Compensation Plan (the “1995 Equity Plan”). We awarded shares under the 2008 Equity Plan during 2010 and 2009 and under both the 2008 Equity Plan and the 1995 Equity Plan (together the “Equity Plans”) during 2008. To date, all awards granted under the Equity Plans have been in the form of non-qualified stock options, restricted stock, RSUs, SARs and phantom stock. The Equity Plans provide that any grant of non-qualified stock options (other than incentive stock options to holders of 10% of our voting shares) must be at an option price per share equal to 100% of the market price of our common stock on the date of grant. Officers and other employees of Radian Group, its affiliates, advisors and consultants are eligible to participate in the 2008 Equity Plan. Non-employee directors are also eligible to participate in the 2008 Equity Plan (and were eligible to participate in the 1995 Equity Plan), but are not permitted to receive grants of incentive stock options. The maximum contractual term for all awards under the Equity Plans is 10 years.

The 2008 Equity Plan authorizes the issuance of up to 3,267,000 shares of our common stock, of which there were 1,026,356 shares remaining available for grant as of December 31, 2010 (the “share reserve”). Awards under the 2008 Equity Plan that provide for settlement solely in cash (and not common shares) do not count against the share reserve. In 2010, performance-based RSUs were awarded, which vest in an amount ranging from 0% to 150% of the target award, depending upon the satisfaction of performance criteria at the end of the three-year performance period. For purposes of the share reserve, the performance based RSUs (equity settled) are considered to have been awarded at 150% of target. Each grant of restricted stock, RSUs, phantom stock or performance share awards under the 2008 Equity Plan (other than those settled in cash) reduces the reserve available for grant under the 2008 Equity Plan by 1.14 shares for every share subject to such grant ( 1.33 shares for grants made prior to May 13, 2009). Absent this reserve adjustment for restricted stock, RSUs, phantom stock or performance share awards, our shares remaining available for grant under the 2008 Equity Plan would have been 1,310,920 shares as of December 31, 2010.

Under the 2008 Equity Plan, if any third party were to acquire beneficial ownership of 40% or more of our outstanding common stock (20% or more of our outstanding common stock under the 1995 Equity Plan), a significant portion of the equity issued under the Equity Plans would become fully vested and transferable. At December 31, 2010, our largest single stockholder owned slightly less than 10.0% of our outstanding common stock. Beginning in May 2009, awards granted under the 2008 Equity Plan provide for “double trigger” vesting in the event of a change of control, meaning that awards will vest in connection with a change of control only in the event the grantee’s employment is terminated by us without cause, or the grantee terminates employment for “good reason,” in each case within 90 days before or one year after the change of control. We estimate that the vesting of awards as a result of a change in control, including “double trigger” terminations in connection with a change in control, would result in a pre-tax accounting charge to us of approximately $7.8 million, representing an acceleration of compensation expense.

We have a long-term incentive cash program, the Radian Group Inc. 2008 Long-Term Performance Cash Plan (the “Officer LTI Plan”). Participants in the Officer LTI Plan include certain officers of Radian Group and our mortgage insurance subsidiaries. In 2008, the Compensation Committee granted awards under the Officer LTI Plan that were based on our stock price as noted below. Additional awards have been granted under the Officer LTI Plan and another of our long-term incentive cash plans, the Executive Long-Term Performance Cash Plan (the “Executive LTI Plan”), that are not directly correlated to our stock price. See discussion below.

Depending on certain characteristics of the awards granted under the various compensation programs noted above, they are accounted for as either equity instruments or liabilities. Compensation programs that are cash settled and not based on our stock price are accrued as of the balance sheet date. The following table summarizes awards outstanding and compensation expense recognized for each type of share-based award as of and for the periods indicated:

	December 31
	2010		2009		2008
	($ in thousands)
Share-based Compensation Programs	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)
Liabilities:
Officer LTI Plan	$8,397	$5,618	$2,778	$2,322	$456	$456
SARs—Cash Settled	6,430	3,951	2,169	1,866	—	—
RSUs—Cash Settled	4,788	1,774	3,014	3,014	—	—

Subtotal Liabilities	19,615	11,343	7,961	7,202	456	456

Equity:
Phantom Stock	518,441	3,183	518,441	1,902	518,441	726
Stock Options	3,227,411	2,214	3,264,262	2,619	3,699,920	8,005
Restricted Stock	399,575	2,036	848,823	3,210	170,400	7,358
RSUs—Equity Settled	216,300	1,272	—	—	—	—
Employee Stock Purchase Plan (“ESPP”)		321		227		721

Subtotal Equity		9,026		7,958		16,810

Total all share-based plans		$20,369		$15,160		$17,266

(1)	For purposes of calculating compensation cost recognized, we consider awards effectively vested (and we recognize the full compensation costs) when grantees become retirement eligible. Under the terms of our awards, legal vesting upon retirement occurs when the grantee actually separates from service.

The following table reflects additional information regarding all share-based awards for the years indicated:

	Year Ended December 31
($ in thousands except per-share amounts)	2010	2009	2008
Total compensation cost recognized	$20,369	$15,160	$17,266
Less: Costs deferred as acquisition costs	551	962	2,511

Stock-based compensation expense impact on net loss before income taxes—increase	$19,818	$14,198	$14,755

Stock-based compensation expense impact on net loss—increase	$12,882	$9,229	$9,591

Excess tax benefits from stock-based payment arrangements	$—	$—	$—

Stock-based compensation expense impact on basic and diluted loss per share—increase	$0.11	$0.11	$0.12

Officer LTI Plan (Cash Settled)

The Officer LTI Plan is structured as a performance-based, long-term cash plan that consists of grants of cash performance award opportunities. The Compensation and Human Resources Committee of our board of directors (the “Compensation Committee”) administers the Officer LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors, which can include retention-based service goals, for such awards. At the end of each performance period, the Compensation Committee determines the specific cash payout to each participant, which may range from a minimum of 0% of the target award to up to 400% of the target award (with the maximum specified in the award agreements), based on the degree to which each of the performance measures has been satisfied. All payouts will be in cash in a lump sum (there is no stock awarded under the Officer LTI Plan), net of applicable withholdings.

For 2008 grants, performance over the initial performance period, which began July 1, 2008 and ended December 31, 2010, was based on our stock price growth (above a minimum threshold price), with a range of possible payouts corresponding to ranges of certain stock prices achieved. In February 2011, we paid $8.4 million related to these awards representing a range of 146% to 172% of the target awards. In 2009 and 2010, the Compensation Committee granted cash incentive awards under the Officer LTI Plan that are not based on our stock price but contain discretionary payments based on overall corporate performance. See discussion below.

We used the Monte Carlo valuation model to determine the fair value of the Officer LTI awards awarded in 2008. The Monte Carlo valuation model incorporates multiple input variables, including expected life, volatility, risk-free rate of return and dividend yield of each award. In using these assumptions in the Monte Carlo valuation model, we consider historical and observable market data. The output of the Monte-Carlo valuation model at each measurement period is the projected stock price at the end of the performance period. Based on the projected stock price, a percentage is then applied to the midpoint of its respective payout range and the total expected payout amount that should be applied to the target amount is calculated. The compensation cost recognized is based on the fair value estimate as of each measurement.

SARs (Cash Settled)

In 2010 and 2009, the Compensation Committee awarded cash-settled SARs under the 2008 Equity Plan, which upon exercise, entitle grantees to receive a cash amount equal to the excess of the closing share price of our common stock on the date of exercise over the exercise price. The exercise price for the SARs is equal to the closing share price of our common stock on the grant date. The exercise prices of the SARs awarded in 2010 and 2009 are $10.42 and $2.68, respectively. As of December 31, 2010, the estimated fair value of the SARs granted in 2010 and 2009 are $6.60 and $7.17, respectively. The SARs have a five-year term, and vest over a four-year period, with 50% vesting on the third anniversary and 50% vesting on the fourth anniversary of the grant date. The SARs will vest earlier upon the grantee’s termination of employment as a result of a grantee’s retirement, death or disability. The SARs provide for “double trigger” vesting in the event of a change of control. If a grantee’s employment is terminated by us without cause, or the grantee terminates employment for good reason, in each case within 90 days before or one year after a change of control, the unvested SARs will become fully vested.

We use the Monte Carlo valuation model in determining the fair value of SARs issued to employees. The Monte Carlo valuation model incorporates multiple input variables, including expected life, volatility, risk-free rate of return and dividend yield of each award. In using these assumptions in the Monte Carlo valuation model, we consider historical and observable market data.

RSUs (Cash Settled)

Performance Based RSUs—In 2010, the Compensation Committee granted a total of 162,500 performance based RSUs (to be settled in cash). The estimated fair value of RSUs is determined using the Monte Carlo valuation model. These performance-based RSUs entitle grantees to a cash amount equal to the fair market value of the RSUs that have vested, up to 150% of the target award, so long as the officer continues to be employed with Radian. Achievement of the awards is based on two factors, both equally weighted at 50% of total performance target: (1) the performance of Radian Group’s relative total shareholder return (“TSR”), compared to the TSR’s of an industry peer group, with a maximum payout of 100% of the peer target (i.e., 50% of the total performance target); and (2) the performance of Radian Group’s relative TSR compared to the TSR’s of companies included in the S&P 400 index, with a maximum payout of 150% of the index target (i.e., 50% of the total performance target). Upon the occurrence of certain corporate events involving one or more companies included in the industry peer group, the performance goals for the entire award (between 0% and 150% of the total target award) would then be based on Radian Group’s relative TSR compared to the TSR’s of companies included in the S&P 400 index. The performance-based RSUs vest in their entirety three years from the date of grant, or earlier upon a grantee’s retirement, death or disability, at which time the performance-based RSUs will vest at 100% of target. In addition, vesting also may be accelerated under certain circumstances, if the grantee has a separation from service following a change of control of Radian Group. If the grantee’s employment is terminated during any period in which the vesting restrictions apply, the performance-based RSUs awarded to such officer or executive will terminate as to all RSUs covered by the award, for which vesting restrictions have not lapsed and such award will be forfeited. Each RSU was granted at full value with no exercise price. The RSUs do not entitle the grantees to voting or dividend rights.

The Monte Carlo valuation model incorporates multiple input variables, along with correlation factors, to estimate the probability that a vesting condition will be achieved. In using the Monte Carlo valuation model, the following assumptions were applied: (1) the RSUs will be held to maturity, consistent with historical exercise behavior, (2) there will be no event during the vesting period that would trigger accelerated vesting (i.e., change of control), and (3) estimates of the expected volatility of Radian Group and each of the companies in the peer group. The cost recorded for these awards, which is based on the fair value of the units at each measurement date, is recognized over the vesting period.

Timed-Vested RSUs—In 2010 and 2009, the Compensation Committee awarded 108,921 and 423,503, respectively, of time vested RSUs (to be settled in cash) to our non-employee directors. The estimated fair value of RSUs to be settled in cash is based on our stock price at the measurement date. These RSUs entitle our non-employee directors to a cash amount equal to the fair market value of the RSUs that have vested on the conversion date (generally defined as a director’s termination of service with us). The RSUs vest in their entirety three years from the date of grant, or earlier, upon the director’s retirement, death or disability, and RSU award payments are made upon the non-employee directors’ separation from service. In addition, vesting may be accelerated under certain circumstances if the non-employee director has a separation from service following a change of control of Radian Group. If a non-employee director’s service with us is terminated during any period in which the vesting restrictions apply, the RSU award to such non-employee director will terminate as to all RSUs covered by the award for which vesting restrictions have not lapsed and such award will be forfeited.

Phantom Stock

The Compensation Committee has granted phantom stock awards under the Equity Plans, which entitle grantees to receive shares of our common stock on a date (referred to in the Equity Plans as the conversion date) established by the Compensation Committee. The estimated fair value of phantom stock is based on our stock price at the date of grant. Unless otherwise provided in a grant letter, if a grantee’s relationship with us terminates during any period in which vesting restrictions apply, the phantom stock grant terminates as to all shares covered by the grant as to which vesting restrictions have not lapsed and such shares will be forfeited. Phantom shares granted to directors under the 1995 Equity Plan were fully vested upon grant with a conversion date upon the termination of the director’s relationship with us. Phantom shares were granted to directors in 2008 under the 2008 Equity Plan and vest three years from the date of grant (or earlier upon a director’s retirement, death or disability or upon a change of control of Radian Group) with a conversion date upon the termination of a director’s relationship with us. Each share of phantom stock is granted at full value with no exercise price. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. At

December 31, 2010, there were approximately 4,422 dividend-equivalent phantom shares accrued that were not included in the total number of outstanding shares. The cost recognized for these awards is based on the fair value at date of grant and is recognized on a straight line basis over the vesting period. Our non-employee directors were awarded 417,330 shares of phantom stock in 2008. There were no shares of phantom stock granted in 2009 or 2010.

Changes in our unvested phantom stock under the Equity Plans were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, December 31, 2009	46,370	$2.48
Granted	—	—
Vested	(46,370)	2.48

Unvested, December 31, 2010	—	$—

Non-Qualified Stock Options

Information with regard to stock options for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2009	3,264,262	29.81
Granted	245,400	10.42
Exercised	—	—
Forfeited	(44,350)	21.47
Expired	(237,901)	27.36

Outstanding, December 31, 2010	3,227,411	28.63

Exercisable, December 31, 2010	2,528,011	35.10

Available for grant, December 31, 2010	1,026,356

The weighted average fair value per share of the stock options granted during 2010 was $8.70. No stock options were granted during 2009. The weighted average fair value per share of the stock options granted during 2008 was $1.28. There were no stock options exercised in 2008, 2009 or 2010. The total intrinsic value of options outstanding at December 31, 2010, 2009 and 2008 was $2.5 million, $2.2 million and $0.6 million, respectively.

Upon the exercise of stock options, we generally issue shares from the authorized, unissued share reserves when the exercise price is less than the treasury stock repurchase price, and from treasury stock when the exercise price is greater than the treasury stock repurchase price.

The table below summarizes information regarding fully vested share options as of December 31, 2010:

($ in millions, except per-share amounts)	Outstanding and Exercisable
Number of options vested	2,528,011
Fair value of options vested during the year	$4.4
Weighted-average exercise price per share	$35.10
Aggregate intrinsic value (excess market price over exercise price)	$—
Weighted-average remaining contractual term of options (in years)	2.6

The following table summarizes information concerning outstanding and exercisable options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.48	454,000	4.6	$2.48	—	$—
$10.42	245,400	6.4	10.42	—	—
$20.34 – $27.19	1,149,525	3.5	20.80	1,149,525	20.80
$35.79 – $46.39	663,113	2.2	40.47	663,113	40.47
$48.39 – $56.03	715,373	1.7	53.09	715,373	53.09

	3,227,411	3.2		2,528,011

We use the Black-Scholes model in determining the fair value of stock options issued to employees and non-employee directors. The fair value of the stock options granted was estimated using this model on the date of grant using the assumptions noted in the following table for options granted in that year:

	Year Ended December 31
	2010	2009	2008
Expected life (years) (1)	6.00	n/a	7.00
Risk-free interest rate (2)	2.85%	n/a	3.08%
Volatility (3)	110.83%	n/a	56.06%
Dividend yield	0.10%	n/a	1.81%

(1)	In 2008, the expected life of stock options granted was equal to the full term of the options awarded. In 2010, the expected life of stock options granted was estimated to be less than the full term of the options awarded. The expected life is estimated using historical data.
(2)	The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.
(3)	Volatility determined at the date of grant using historical share price volatility and expected life of each award.

Each unvested stock option award outstanding at December 31, 2010 vests over four years, in most cases with 50% vesting on the third anniversary and 50% vesting on the fourth anniversary of the date of grant. As long as the grantee is still employed by Radian Group or its participating affiliates or serving as a non-employee director of Radian Group, if not sooner vested by its terms, each option fully vests upon the earliest of:

•	for employees and non-employee directors, the grantee’s retirement;

•	five years from the date of the grant;

•	the grantee’s death or disability;

•	the occurrence of a change of control of Radian Group for awards granted prior to May 13, 2009; or

•	the occurrence of a double trigger event for awards granted on or after May 13, 2009.

A grantee may pay the option price in cash or, with the consent of the Compensation Committee, shares of our common stock, or by making other arrangements satisfactory to us.

We elected to apply the short-cut method in accounting for the windfall tax benefits under the accounting standard regarding share-based payment. Should future offsets to the windfall as a result of cancellations, expirations or exercise shortfalls exceed the balance of $20.9 million at December 31, 2010, the excess would be reflected in the consolidated statements of operations.

Restricted Stock

The Compensation Committee has issued grants of restricted stock under the Equity Plans. The shares underlying a grant are issued in consideration for services rendered. The estimated fair value of restricted stock is based on our stock price at the date of grant. If a grantee’s relationship with us terminates while the shares are subject to restrictions, the restricted stock grant will terminate with respect to all shares that are subject to restrictions, and such shares must be immediately returned to us. While shares are subject to restrictions, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the shares of our common stock, except to a successor grantee in the event of the grantee’s death. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period, or earlier, upon a change of control of Radian Group for shares granted prior to May 13, 2009 (grants made on or after May 13, 2009 provide for “double trigger” vesting in the event of a change of control, meaning that restricted stock awards will vest in connection with a change of control only in the event the grantee’s employment is terminated by us without cause, or the grantee terminates employment for “good reason,” in each case within 90 days before or one year after the change of control) or upon a participant’s retirement, death or disability. Each share of restricted stock is granted at full value with no exercise price.

No shares of restricted stock were granted during 2010. We granted 375,500 shares of restricted stock during 2009 and 170,400 shares of restricted stock during 2008, with each grant vesting over three or four years. Other than the restrictions discussed above, the holders of restricted stock have all the rights of a common stockholder, including the right to vote the shares and the right to receive cash dividends. The cost recognized for these awards is based on the fair value at date of grant and is recognized on a straight line basis over the vesting period.

Changes in our restricted stock under the Equity Plans were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, December 31, 2009	848,823	$23.71
Granted	—	—
Vested	(446,828)	42.30
Forfeited	(2,420)	60.84

Unvested, December 31, 2010	399,575	$2.69

RSUs (Equity Settled)

Performance Based RSUs—During 2010, the Compensation Committee granted a total of 203,300 performance-based RSUs to be settled in common stock. The underlying award is issued in consideration for services rendered. The grant date estimated fair value of RSUs subject to performance vesting conditions is determined using the Monte Carlo valuation model. The Monte Carlo valuation model incorporates multiple input variables, along with correlation factors, to estimate the probability that a vesting condition will be achieved. The performance and vesting conditions and potential payouts relative to target for these performance based RSUs are the same as those described above under “RSUs (Cash Settled)—Performance Based RSUs.”

In using the Monte Carlo valuation model, the following assumptions were applied: (1) the RSUs will be held to maturity, consistent with historical exercise behavior, (2) there will be no event during the vesting period that would trigger accelerated vesting (i.e., change of control), and (3) estimates of the expected volatility of Radian Group and each of the companies in the peer group. Performance-based RSUs awarded in 2010 had a fair value of $12.03 per share as of the grant date, which is then recognized over the performance period.

The following are assumptions used in our calculation of the 2010 grant date fair value of performance based RSUs to be settled in equity:

2010
Expected life	3 years
Risk-free interest rate	1.4%
Volatility	154.5%
Dividend yield	0.12%

Time-Vested RSUs—During 2010, the Compensation Committee granted a total of 13,000 time-vested RSUs to be settled in common stock. The grant date fair value of the 13,000 time-vested RSUs was calculated using the last price of our common stock on the New York Stock Exchange (“NYSE”) on the date of grant and is recognized over the three-year vesting period. If a grantee’s relationship with us terminates while the shares are subject to restrictions, the RSUs awarded will terminate with respect to all units that are subject to restrictions. All restrictions imposed under an award of RSUs lapse after the applicable restriction period, or earlier, upon a participant’s retirement, death or disability, or in the event the grantee’s employment is terminated by us without cause or the grantee terminates employment for “good reason”, in each case within 90 days before or one year after a change of control. The award of RSUs does not entitle grantees to voting or dividend rights.

Changes in our RSUs to be settled in stock under the 2008 Equity Plan were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2009	—	—
Granted	216,300	$11.72
Vested	—	—
Forfeited	—	—

Unvested, December 31, 2010	216,300	$11.72

Employee Stock Purchase Plan

We have an Employee Stock Purchase Program. In the past, we issued shares under this program pursuant to our 1997 Employee Stock Purchase Plan (the “1997 ESPP Plan”), which terminated February 11, 2009. A new employee stock purchase plan (the “2008 ESPP Plan”) was approved by our board of directors in December 2008 and was approved by our stockholders at our 2009 Annual Meeting of Stockholders. A total of 2,000,000 shares of our authorized but unissued common stock have been reserved for issuance under the 2008 ESPP Plan. Under the ESPP Plans, we sold 99,781, 172,192 and 245,693 shares to employees during the years ended December 31, 2010, 2009 and 2008, respectively.

The 2008 ESPP Plan and the 1997 ESPP Plan were designed to allow eligible employees to purchase shares of our common stock at a discount of 15% off the lower of the fair market value of our common stock at the beginning-of-period or end-of-period (each period being the first and second six calendar months in a calendar year).

The following are assumptions used in our calculation of ESPP compensation expense during 2010:

	January 1, 2010	July 1, 2010
Expected life	6 months	6 months
Risk-free interest rate	0.31%	0.72%
Volatility	97.21%	96.44%
Dividend yield	0.07%	0.07%

Unrecognized Compensation Expense

As of December 31, 2010, 2009 and 2008, unrecognized compensation expense related to the unvested portion of all of our stock-based awards was approximately $7.8 million, $6.9 million and $26.1 million, respectively. Absent a change of control under the Equity Plans, this cost is expected to be recognized over a weighted average period of approximately 2.6 years.

Other Compensation Programs

Officer LTI Plan—In 2009 and 2010, the Compensation Committee granted awards under the Officer LTI Plan that are not based on our stock price. Performance for 50% of each award under the Officer LTI Plan will be measured over a three-year performance period. The remaining 50% of each award will be measured over a four-year performance period. At the end of each performance period, the Compensation Committee will determine in its sole discretion, the specific cash payout to each participant, which may range from 0% to 200% of the amount of the target award then under consideration, based on the Compensation Committee’s view of our overall corporate performance and the degree to which each of the following performance measures have been satisfied: (1) mortgage insurance market share, (2) capital management, (3) mortgage insurance credit quality, (4) expense management, and (5) operating profitability. Compensation costs recognized related to non-share-based awards under the Officer LTI Plan was $1.1 million for the year ended December 31, 2010.

Executive LTI Plan—Similar to the Officer LTI Plan, the Executive LTI Plan is structured as a performance-based, long-term, discretionary cash plan that consists of grants of cash performance award opportunities. The Compensation Committee administers the Executive LTI Plan and is responsible for, among other things, establishing the target values of awards to participants and selecting the specific performance factors for such awards. At the end of the performance period, the Compensation Committee determines, in its sole discretion, the specific cash payout to each participant, which may range from a minimum of 0% of the target award to 400% of the target award, based on the Compensation Committee’s view of our overall corporate performance, the participant’s performance and the degree to which each of the performance measures has been satisfied. Compensation costs recognized related to non-share-based awards under the Executive LTI Plan was $3.1 million for the year ended December 31, 2010.

17. Benefit Plans

We have a nonqualified restoration plan (the “Benefit Restoration Plan” or “BRP”). The BRP is intended to provide additional retirement benefits to each of our employees who is eligible to participate in the Radian Group Inc. Savings Incentive Plan (“Savings Plan”) and whose benefits under the Savings Plan are limited by applicable IRS limits on eligible compensation. The plan: (1) mandates a lump sum form of payment (rather than offering an annuity election) for participants who separate from service after 2007; (2) delinks discretionary contributions under the BRP from discretionary contributions under the Savings Plan; (3) provides us with flexibility to waive the eligibility requirements for discretionary contributions under the BRP to allow otherwise ineligible employees, such as those involuntarily terminated during the year, to participate in such contributions; and (4) conforms the BRP to the final regulations under Section 409A of the IRC.

We surrendered certain of the split-dollar life insurance policies issued under our prior supplemental retirement plan to fund the BRP. Each participant in the prior plan received an initial balance in the BRP equal to the present value of the participant’s benefit as of January 1, 2007. As of December 31, 2010, we had $8.7 million of split-dollar life insurance policies outstanding. The expense for our BRP for the years ended December 31, 2010, 2009 and 2008 was immaterial to our financial statements.

The assumed discount rate for each of our benefit plans mentioned above is based on assumptions intended to estimate the actual termination liability of the plan. The discount rate is a composite rate used to approximate the actual termination liability comprised of lump sum payments and an annuity purchase.

The Savings Plan covers substantially all our full-time and all our part-time employees. Participants can contribute up to 25% of their base earnings as pretax contributions up to a maximum amount of $16,500 for 2010. We will match at least 100% of the first 6% of base earnings contributed in any given year. Our expense for matching funds for the years ended December 31, 2010, 2009 and 2008 was $3.5 million, $3.8 million and $4.1 million, respectively.

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

We provided certain healthcare and life insurance benefits to our retired employees who were hired before January 1, 1990, under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, EFSG had a plan that provided certain healthcare benefits for retired employees (the “EFSG Postretirement Medical Plan”). The expense for postretirement benefit plans for the years ended December 31, 2010, 2009 and 2008 was immaterial to our financial statements. We accrue the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits.

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

The plans are not funded and the amounts deferred are not segregated from our general assets. Accordingly, participants in each plan are general unsecured creditors of Radian Group with respect to the amounts due under the plans. The amount recorded as deferred compensation expense for the years ended December 31, 2010, 2009 and 2008 was immaterial to our financial statements.

Contributions

We expect to contribute nominal amounts to Radian Group’s and EFSG’s other postretirement benefit plans in 2011. Due to the nature of the Postretirement Welfare Plan, no increase is assumed in our obligation due to any increases in the per-capita cost of covered healthcare benefits.

18. Commitments and Contingencies

On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe that there are approximately 271 loans for which insurance was not reinstated. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party of interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustee of the securities as an additional plaintiff to the complaint.

On November 29, 2010, a lawsuit Moses vs. SunTrust Banks, Inc., alleged to be a class action, was filed in the Federal District Court for the District of Columbia against SunTrust Bank, its affiliates and a number of mortgage insurers, including Radian Guaranty. The complaint alleges various causes of action related to captive mortgage reinsurance arrangements with SunTrust Bank, including that the defendants violated RESPA by paying the lender’s captive reinsurer excess premiums in relation to the risk assumed by that captive. The mortgage insurer defendants demanded that the plaintiffs voluntarily dismiss from the lawsuit any mortgage insurer who has not insured the plaintiffs’ loan. The plaintiffs responded informally that they would do so in an amended complaint they intend to file sometime after March 2, 2011. Plaintiffs disclosed at the time of their response to the demand for dismissal that they intend to add another plaintiff in the amended complaint and have identified one such potential plaintiff. Radian Guaranty does not insure the loan of the original plaintiff nor the one potential new plaintiff who has been identified. We intend to move to dismiss the claims against us in the event that the plaintiffs do not voluntarily dismiss us from the lawsuit.

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac Bank (“IndyMac”), Deutsche Bank National Trust Company (“Deutsche Bank”), Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million and represents the aggregate risk in force related to these policies.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represents approximately $21 million of the approximately $77 million in total claim liability. These settlements resolved the declaratory judgment action as it pertains to Ambac and MBIA, and the arbitrations commenced by Ambac and MBIA were dismissed with prejudice. An arbitration hearing with FGIC has been postponed pending settlement discussions with FGIC, which are ongoing.

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

The elevated levels of our rate of rescissions and denials has led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Such challenges may be made several years after we have rescinded a policy or denied a claim. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with these customers regarding a number of rescissions or denials that are collectively material in amount which, if not resolved, could result in arbitration or judicial proceedings. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and reestablish loss reserves for, those policies or pay additional claims. See Note 10 for further information.

As previously disclosed, on October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the Securities and Exchange Commission (“SEC”) stating that the staff was conducting an investigation involving Radian Group and requesting production of certain documents. Certain of our current and former employees and directors have provided voluntary testimony in this matter, which generally related to disclosure and financial reporting by us and a co-investor regarding our respective investment in C-BASS. We received a letter from the SEC dated January 18, 2011 advising us that the investigation has been terminated and that it did not intend to recommend any enforcement action against the Company or any of our current and former employees and directors.

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities (“MBS”)). To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $189.6 million of remaining credit exposure.

Under change of control agreements with certain of our officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $12.8 million as of December 31, 2010. In addition, in the event of a change of control under our 2008 long term cash-based incentive plans, we would be required to pay approximately $15.4 million as of December 31, 2010.

As part of the non-investment-grade component of our investment portfolio, we have committed to invest $90.0 million in alternative investments ($13.8 million of unfunded commitments at December 31, 2010) that are primarily private equity securities. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.

On March 1, 2011, we sold our 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005 and have sold our ownership interest, under Brazilian law, it is possible that we could become liable for our proportionate share of the liabilities of the company related to the period in which we were a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. Our share of the liabilities of the company was approximately $103.4 million as of December 31, 2010.

Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss. During 2010, we paid losses related to contract underwriting remedies of approximately $3.5 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or further economic uncertainty may expose the mortgage insurance business to an increase in such costs. In 2010, our provision for contract underwriting expenses was approximately $2.7 million and our reserve for contract underwriting obligations at December 31, 2010, was $2.5 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

In December 2009, we entered into incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these new agreements is $8.7 million, of which $6.1 million has not been recorded as of December 31, 2010. The remaining cost for these agreements is expected to be recorded over the next two years.

We lease office space for use in our operations. The lease agreements, which expire periodically through August 2017, contain provisions for scheduled periodic rent increases. Net rental expense in connection with these leases totaled $4.9 million in 2010, $7.5 million in 2009, and $8.4 million in 2008. The commitment for non-cancelable operating leases in future years is as follows:

(In thousands)
2011	$12,681
2012	12,544
2013	12,200
2014	12,276
2015	9,647
Thereafter	7,174

$66,522

The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $20.3 million at December 31, 2010. A portion of these payments relates to subleases to our affiliates.

19. Quarterly Financial Data (Unaudited)

(In thousands, except per share information)

	2010 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$198,268	$203,446	$203,937	$220,082	$825,733
Net investment income	45,358	48,619	46,554	38,229	178,760
Net change in fair value of derivative instruments (1)	(77,954)	(524,606)	229,783	(185,935)	(558,712)
Net (losses) gains on other financial instruments (2)	(43,616)	(5,938)	99,140	(121,323)	(71,737)
Net impairment losses recognized in earnings	(18)	(38)	(34)	—	(90)
Gain on sale of affiliate (3)	—	34,815	—	—	34,815
Provision for losses	543,880	435,166	344,389	415,809	1,739,244
Provision for premium deficiency (4)	(1,231)	(7,354)	8,628	(14,664)	(14,621)
Policy acquisition and other operating expenses	79,924	51,962	54,106	59,419	245,411
Equity in net income of affiliates (3)	8,098	6,570	—	—	14,668
Net (loss) income (5)	(310,355)	(475,080)	112,185	(1,132,617)	(1,805,867)
Diluted net (loss) income per share (6)(7)	$(3.77)	$(4.31)	$0.84	$(8.55)	$(15.74)
Weighted average shares outstanding (6)	82,341	110,282	133,520	132,434	114,697

	2009 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$211,215	$193,629	$209,487	$211,570	$825,901
Net investment income	56,283	53,251	54,032	50,624	214,190
Net change in fair value of derivative instruments (1)	(284,416)	272,318	(30,857)	142,913	99,958
Net gains (losses) on other financial instruments	25,070	54,384	96,508	(7,390)	168,572
Net impairment losses recognized in earnings	(824)	(46)	(3)	(8,396)	(9,269)
Provision for losses (8)	326,754	132,750	404,904	473,166	1,337,574
Provision for premium deficiency (4)	(48,184)	2,184	(31,569)	16,065	(61,504)
Policy acquisition and other operating expenses	65,556	81,602	68,227	51,419	266,804
Equity in net income of affiliates	10,552	5,110	7,946	9,618	33,226
Net (loss) income	(217,437)	231,875	(70,450)	(91,867)	(147,879)
Diluted net (loss) income per share (6)(7)	$(2.69)	$2.82	$(0.86)	$(1.12)	$(1.80)
Weighted average shares outstanding (6)	80,902	82,240	81,749	81,926	81,937

(1)	The change in fair value of derivative instruments for 2010 and 2009, reflects the volatility in the cumulative unrealized gain attributable to the market’s perception of our non-performance risk as a result of the changes in our CDS spread during both years.
(2)	The 2010 periods reflect losses on financial guaranty VIE debt and NIMS VIE debt offset by realized gains on investments in connection with the continued reallocation of our investment portfolio.
(3)	On May 3, 2010, we sold our remaining equity interest in Sherman, which resulted in a gain on sale of affiliate. We no longer record equity in net income of affiliates as a result of the sale.
(4)	The 2010 and 2009 periods reflect changes in the provision for second-lien premium deficiency, due to the transfer of premium deficiency reserves to loss reserves, terminations of second-lien transactions, as well as changes in estimates.
(5)	The net loss for 2010 was due primarily to the establishment of an $841.5 million valuation allowance against our DTA during the fourth quarter, an increase in the provision for losses and unrealized losses in the change in fair value of derivative instruments.
(6)	Diluted net (loss) income per share and average shares outstanding per the accounting standard regarding earnings per share.

(7)	Net (loss) income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net (loss) income per share for the year.
(8)	The second quarter of 2009 reflects a decrease in the provision for losses as a result of increased levels of estimated insurance rescissions and claim denials, which resulted in a lower default to claim rate used in determining our loss reserve estimate.

20. Capital Stock

On May 11, 2010, we sold 50 million newly issued shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $526 million, after deducting underwriters’ discounts and offering expenses.

Since September 2002, our board of directors has authorized five separate repurchase programs for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. There were no shares repurchased during 2010, 2009 or 2008. The board did not set an expiration date for the current program. All share repurchases made to date were funded from available working capital and were made from time to time depending on market conditions, share price and other factors.

We may also purchase shares in the open market to meet option exercise obligations, to fund 401(k) matches and purchases under our ESPP, and may consider additional stock repurchase programs in the future.

21. Net Loss Per Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding. As a result of our net loss in 2010, 2009 and 2008, 4,366,342, 4,635,530 and 4,906,738 shares, respectively, of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share because they were anti-dilutive.

22. Subsequent Events

On February 1, 2011, Radian Asset Assurance signed an agreement to purchase Municipal and Infrastructure Assurance Corporation (the “FG Insurance Shell”), a New York domiciled financial guaranty insurance company that has not written any business, but has obtained licenses to do so in 36 states and the District of Columbia. The acquisition, which remains subject to regulatory approval, provides Radian Asset Assurance with the flexibility to consider using the FG Insurance Shell to pursue strategic alternatives in the public finance market, including possibly partnering with third-party investors to write new public finance insurance and/or reinsuring all or a portion of Radian Asset Assurance’s existing public finance business. We are in the early stages of exploring these potential uses, and expect that any new initiative for the FG Insurance Shell would be consistent with our ultimate goal of reducing our financial guaranty exposure. The expected purchase price of approximately $82 million is $7 million above the value of the statutory capital base of the FG Insurance Shell, consisting of approximately $75 million of cash, cash equivalents and treasury securities.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2010 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2010, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, issued by the COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2010. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of Part II of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page 261 of this report for a list of the financial statement schedules filed as part of this report.

3.	Exhibits—See “Index to Exhibits” on page 262 of this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.

Radian Group Inc.

By:	/s/ SANFORD A. IBRAHIM
Sanford A. Ibrahim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/S/ SANFORD A. IBRAHIM Sanford A. Ibrahim	Chief Executive Officer (Principal Executive Officer) and Director

/s/ C. ROBERT QUINT C. Robert Quint	Executive Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ CATHERINE M. JACKSON Catherine M. Jackson	Senior Vice President, Controller (Principal Accounting Officer)

/S/ HERBERT WENDER Herbert Wender	Non-Executive Chairman of the Board

/s/ DAVID C. CARNEY David C. Carney	Director

/s/ HOWARD B. CULANG Howard B. Culang	Director

/s/ LISA W. HESS Lisa W. Hess	Director

/s/ STEPHEN T. HOPKINS Stephen T. Hopkins	Director

/s/ JAMES W. JENNINGS James W. Jennings	Director

/s/ RONALD W. MOORE Ronald W. Moore	Director

/s/ JAN NICHOLSON Jan Nicholson	Director

/s/ ROBERT W. RICHARDS Robert W. Richards	Director

/s/ ANTHONY W. SCHWEIGER Anthony W. Schweiger	Director

/s/ NOEL J. SPIEGEL Noel J. Spiegel	Director

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

Radian Group Inc.

Schedule I

Summary of Investments—Other Than Investments in Related Parties

December 31, 2010

Type of Investment	Amortized Cost	Fair Value	Amount at Which Included on the Balance Sheet
	(In thousands)
Fixed-Maturities (1):
Bonds:
U.S. government and agency securities	$25,120	$27,742	$27,742
State and municipal obligations	279,958	210,603	209,960
Corporate bonds and notes	26,748	26,206	26,206
RMBS	11,952	12,538	12,538
CMBS	3,279	3,310	3,310
Other ABS	2,104	2,226	2,226
Other investments	2,407	2,590	2,590

Total fixed-maturities	351,568	285,215	284,572
Trading securities	4,517,071	4,562,821	4,562,821
Equity securities available for sale:
Common stocks	148,740	172,219	172,219
Nonredeemable preferred stocks	11,502	12,146	12,146

Total equity securities available for sale	160,242	184,365	184,365
Short-term investments	1,537,487	1,537,498	1,537,498
Other invested assets	59,627	58,407	59,627

Total investments other than investments in related parties	$6,625,995	$6,628,306	$6,628,883

(1)	Held to maturity and available for sale.

Radian Group Inc.

Schedule II—Financial Information of Registrant

Balance Sheets

Parent Company Only

	December 31
	2010	2009
	(In thousands, except share and per share amounts)
Assets
Investments
Fixed-maturities available for sale—at fair value (amortized cost $0 and $3,554)	$—	$4,131
Trading securities—at fair value	482,873	26,915
Short-term investments—at fair value	333,687	103,220
Other invested assets	25,000	—
Cash	1,945	325
Restricted cash	1,835	899
Investment in subsidiaries, at equity in net assets	947,724	2,896,852
Debt issuance costs	9,804	1,992
Due from affiliates, net	7,306	33,359
Property and equipment, at cost (less accumulated depreciation of $44,729 and $44,540)	3,755	4,669
Federal income taxes—current and deferred	30,081	—
Other assets	20,886	16,315

Total assets	$1,864,896	$3,088,677

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$31,734	$53,927
Accrued interest payable	8,594	7,112
Long-term debt	964,788	698,222
Federal income taxes—current and deferred	—	324,422

Total liabilities	1,005,116	1,083,683

Common stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,507,853 and 99,989,972 shares issued in 2010 and 2009, respectively; 133,049,213 and 82,768,856 shares outstanding in 2010 and 2009, respectively	150	100
Treasury stock: at cost: 17,458,640 and 17,221,116 shares in 2010 and 2009, respectively	(892,012)	(889,496)
Additional paid-in capital	1,963,092	1,363,255
Retained (deficit) earnings	(204,926)	1,602,143
Accumulated other comprehensive loss	(6,524)	(71,008)

Total common stockholders’ equity	859,780	2,004,994

Total liabilities and stockholders’ equity	$1,864,896	$3,088,677

See Supplemental Notes.

Radian Group Inc.

Schedule II—Financial Information of Registrant

Statements of Operations

Parent Company Only

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Revenues:
Net investment income	$8,626	$222	$—
Net gains on other financial instruments	63,616	12,250	—
Other income	220	280	—

Total revenues	72,462	12,752	—

Expenses:
Interest expense	1,911	—	—

Total expenses	1,911	—	—

Income before income taxes	70,551	12,752	—
(Benefit) provision for income taxes	(288,960)	7,563	(518)
Equity in net loss of affiliates	(2,165,378)	(153,068)	(411,097)

Net loss	$(1,805,867)	$(147,879)	$(410,579)

See Supplemental Notes.

Radian Group Inc.

Schedule II—Financial Information of Registrant

Statements of Cash Flows

Parent Company Only

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,805,867)	$(147,879)	$(410,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gains on other financial instruments	(61,120)	(280)	—
Gain on the repurchase of long-term debt	(2,496)	(11,970)	—
Equity in undistributed net loss of subsidiaries	2,128,900	258,483	398,389
(Decrease) increase in federal income taxes	(354,503)	11,968	364,286
Distributions from subsidiaries and affiliates	—	74,369	61,497
Change in other assets	35,797	6,041	5,055
Change in accounts payable and accrued expenses	(20,711)	8,403	(17,481)

Net cash (used in) provided by operating activities	(80,000)	199,135	401,167

Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	4,083	3,924	—
Sales of trading securities	57,989	—	—
Purchases of trading securities	(455,724)	—	—
(Purchases) sales of short term investments, net	(230,392)	(51,159)	53,088
Purchases of other invested assets	(25,000)	—	—
(Purchases) sales of property and equipment, net	(1,367)	(2,390)	1,116
Capital contributions to subsidiaries and affiliates	(423,146)	(5,600)	(372,753)
Capital distributions from subsidiaries and affiliates	268,530	—	—

Net cash used in investing activities	(805,027)	(55,225)	(318,549)

Cash flows from financing activities:
Dividends paid	(1,202)	(827)	(3,666)
Issuance of long-term debt	391,310	—	—
Paydown of other borrowings	—	(100,000)	(100,000)
Redemption of long-term debt	(29,348)	(45,622)	—
Proceeds from termination of interest-rate swap	—	—	12,800
Proceeds from issuance of common stock	525,887	—	—

Net cash provided by (used in) financing activities	886,647	(146,449)	(90,866)

Increase (decrease) in cash	1,620	(2,539)	(8,248)
Cash, beginning of year	325	2,864	11,112

Cash, end of year	$1,945	$325	$2,864

See Supplemental Notes.

Schedule II—Financial Information of Registrant

Parent Company Only

Supplemental Notes

Note A

The Radian Group Inc. (the “Parent Company”) financial statements represent the stand-alone financial statements of the Parent Company. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity-method of accounting for its majority owned subsidiaries. Refer to the Parent Company’s financial statements for additional information. Certain prior balances have been reclassified to conform to the current period presentation. Restricted cash is excluded from our cash balance in 2010, and prior years have been revised to conform to the 2010 presentation.

Note B

Included in short-term investments at December 31, 2010 is $19.4 million of restricted funds required to support estimated tax payments to Radian Asset Assurance. We also have $0.9 million of restricted cash held as collateral for our insurance trust agreement for our health insurance policy .

Note C

The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate income and expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. All operating expenses and interest expense, except for the discount amortization attributable to the senior convertible notes issued in November 2010, have been allocated to the subsidiaries for 2010, 2009 and 2008. In 2008, investment income and other income were also allocated to its subsidiaries. Investment income and other income allocated to subsidiaries for 2008 was $2.4 million. Total operating expenses and interest expense allocated to subsidiaries for 2010, 2009 and 2008, were $105.2 million, $115.8 million and $138.4 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up, except for the amounts charged to subsidiaries outside the U.S. for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company and reducing dividends to the Parent Company. Parent Company debt principal payments are funded by dividends from subsidiaries, as needed.

Note D

During the second quarter of 2008, the Parent Company received a non-cash ordinary dividend of $107.5 million, primarily in securities, from EFSG, subsequent to EFSG’s receipt of a similar dividend from its subsidiary at that time, Radian Asset Assurance. The Parent Company then contributed the securities to Radian Guaranty.

During the third quarter of 2008, the Parent Company received a non-cash special dividend of $934.6 million from EFSG, comprised entirely of its investment in the common stock of Radian Asset Assurance. The Parent Company then contributed the common stock of Radian Asset Assurance to Radian Guaranty.

During 2010, 2009, and 2008, the Parent Company received $268.5 million, $74.4 million, and $61.5 million of dividends, respectively, from subsidiaries.

In October 2009, the Parent Company satisfied its obligation to pay approximately $98 million to Radian Guaranty by transferring its ownership interest in Sherman to Radian Guaranty, which required no cash payment.

During 2010, the Parent Company contributed $322 million to Radian Guaranty and $101 million to CMAC of Texas.

Note E

During 2010 and 2009, the Parent Company repurchased $31.9 million and $57.7 million, respectively, of outstanding principal amount of our 7.75% debentures due June 2011. In November 2010, the Parent Company issued $450 million principal amount of 3.0% convertible senior notes due November 2017, at a discount to par. The convertible senior notes are convertible into shares of our common stock.

The maturities of our long-term debt in future years is as follows:

(In thousands)
2011	$160,344
2012	—
2013	254,305
2014	—
2015	249,772
Thereafter	300,367

$964,788

Radian Group Inc.

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2010, 2009 and 2008

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
	(In thousands)
2010	$891,167	$94,497	$29,063	$825,733	3.52%

2009	$919,778	$139,626	$45,749	$825,901	5.54%

2008	$1,029,891	$155,423	$97,352	$971,820	10.02%

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004 and filed on May 12, 2004)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 22, 2008 and filed on May 29, 2008)

3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 12, 2010 and filed on May 18, 2010)

3.4	Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2010 and filed on November 16, 2010)

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 9, 2009 and filed on October 13, 2009)

3.6	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2(i) to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 4, 2010)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 1999)

4.2	Amended and Restated Tax Benefit Preservation Plan, dated as of February 12, 2010, between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 12, 2010 and filed on February 17, 2010)

4.3	First Amendment to the Amended and Restated Tax Benefit Preservation Plan, dated as of May 3, 2010, between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 3, 2010 and filed on May 4, 2010)

4.4	Indenture dated May 29, 2001, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (file no. 333-52762) filed on July 19, 2001)

4.5	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.4)

4.6	Indenture dated as of February 14, 2003, between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2003)

4.7	Form of 5.625% Senior Notes Due 2013 (included within Exhibit 4.6)

4.8	Registration Rights Agreement dated February 14, 2003, among the Registrant, Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2003)

4.9	Senior Indenture, dated as of June 7, 2005, between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 2, 2005 and filed on June 7, 2005)

Exhibit Number	Exhibit

4.10	Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 2, 2005 and filed on June 7, 2005)

4.11	Senior Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2010 and filed on November 16, 2010)

4.12	First Supplemental Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 10, 2010 and filed on November 16, 2010)

4.13	Form of 3.00% Convertible Senior Notes Due 2017 (included within Exhibit 4.12)

+10.1	Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2008 and filed on May 9, 2008)

+10.2	Stock Appreciation Right Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

+10.3	Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

+10.4	Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 16, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

+10.5	Amendments to Restricted Stock and Stock Option Grants between the Registrant and Sanford A. Ibrahim, dated as of February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

+10.6	2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

+10.7	2010 Stock Option Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

+10.8	Change of Control Agreement between the Registrant and Teresa A. Bryce, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 12, 2005 and filed on December 16, 2005)

+10.9	Amendment to Change of Control Agreement—Section 409A between the Registrant and Teresa A. Bryce, dated December 8, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

+10.10	Form of Severance Agreement (including for Richard I. Altman, Robert H. Griffith, Edward J. Hoffman, C. Robert Quint and H. Scott Theobald) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2010 and filed on January 6, 2011)

Exhibit Number	Exhibit

+10.11	Employment Agreement between the Registrant and Robert H. Griffith, dated as of February 11, 2010 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

+10.12	Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007)

+10.13	Amendment No. 1 to the Radian Group Inc. Amended and Restated Benefit Restoration Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

+10.14	Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

+10.15	Amendment No. 1 to the Radian Group Inc. Savings Incentive Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

*+10.16	Amendment No. 2 to the Radian Group Inc. Savings Incentive Plan

+10.17	Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 18, 2006).

+10.18	Amendment to Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.19	Amendment No. 2 to Radian Group Inc. 1995 Equity Compensation Plan, dated November 6, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

+10.20	Form of Stock Option Grant Letter under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2004)

+10.21	Form of Restricted Stock Award Agreement for awards granted before February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2005)

+10.22	Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.23	Form of Phantom Stock Agreement for Non-Employee Directors under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 8, 2005 and filed on February 14, 2005)

+10.24	Radian Group Inc. Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2010 and filed on November 16, 2010)

+10.25	Form of Stock Option Grant Letter under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

Exhibit Number	Exhibit

+10.26	Form of Restricted Stock Award Agreement under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.27	Form of Phantom Stock Agreement for Non-Employee Directors under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.28	Amendment to Form of 2008 Phantom Stock Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.29	Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.30	Form of 2009 Stock Appreciation Right Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.31	Form of Restricted Stock Unit Award Agreement for Employees under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

+10.32	Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.33	Radian Group Inc. Amended and Restated 2008 Executive Long-Term Incentive Cash Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.34	Form of 2008 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.35	Form of 2009 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009)

+10.36	Form of 2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

+10.37	Form of 2010 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

+10.38	Form of 2010 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

+10.39	Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K (file no 1-11356) dated February 8, 2005 and filed on February 14, 2005)

+10.40	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

Exhibit Number	Exhibit

+10.41	Amended and Restated Radian Voluntary Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 12, 2009 and filed on November 18, 2009)

+10.42	Radian Group Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed on April 13, 2009)

+10.43	Radian Group Inc. STI/MTI Incentive Plan for Executive Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 12, 2009 and filed on November 18, 2009)

+10.44	Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.45	Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (file 1-10967) for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.46	Amendment to Enhance Reinsurance Company Supplemental Pension Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

+10.47	Certain Compensation Arrangements with Directors (Effective May, 2008) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)

10.48	Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.49	Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file 1-11356) for the year ended December 31, 2002)

10.50	Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc, Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2005)

10.51	Form Amendment to Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc. Radian Insurance Inc., Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q for the period ended March 31, 2009)

10.52	Radian Group Inc. Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated January 1, 2002, including Addendums 1 through 6 dated between January 1, 2002 and July 10, 2008 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-16 for the year ended December 31, 2008)

10.53	Capped Call Confirmation (Reference No. 99AMQGZY8) dated as of November 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 8, 2010 and filed on November 10, 2010)

10.54	Capped Call Confirmation (Reference No. 99AMQM627) dated as of November 10, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 8, 2010 and filed on November 10, 2010)

Exhibit Number	Exhibit

10.55	Commutation and Release Agreement dated July 20, 2009, and effective as of July 1, 2009, by and among Ambac Assurance Corporation, Ambac Assurance UK Limited and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 20, 2009 and filed on July 21, 2009)

10.56	Securities Purchase Agreement, dated as of May 3, 2010, by and between Radian Guaranty Inc. and Sherman Financial Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2010 and filed on May 4, 2010)

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31	Rule 13a-14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.