Form 10-Q
period 2011-03-31
RADIAN GROUP INC
filed 2011-05-10
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
 FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-11356
_______________________________
 Radian Group Inc.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	23-2691170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Market Street, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)
(215) 231-1000
(Registrant’s telephone number, including area code)
_____________________________________________
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,113,518 shares of common stock, $0.001 par value per share, outstanding on April 30, 2011.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States ("U.S.") Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as "anticipate," "may," "will," "could," "should," "would," "expect," "intend," "plan," "goal," "contemplate," "believe," "estimate," "predict," "project," "potential," "continue," or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•
changes in general financial and political conditions, such as the failure of the U.S. economy to fully recover from the most recent recession or the U.S. economy reentering a recessionary period, the lack of meaningful liquidity in the capital markets or in the credit markets, a prolonged period of high unemployment rates and limited home price appreciation or further depreciation (which has resulted in some borrowers voluntarily defaulting on their mortgages when their mortgage balances exceed the value of their homes), changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way customers, investors or regulators perceive the strength of private mortgage insurers or financial guaranty providers, or investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	catastrophic events or further economic changes in geographic regions where our mortgage insurance or financial guaranty insurance exposure is more concentrated;

•
our ability to successfully execute upon our capital plan for our mortgage insurance business (which depends, in part, on the performance of our financial guaranty portfolio), and if necessary, to obtain additional capital to support our mortgage insurance business and the long-term liquidity needs of our holding company;

•
a further reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards, the risk retention requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the decrease in housing demand throughout the U.S.;

•
our ability to maintain adequate risk-to-capital ratios and surplus requirements in our mortgage insurance business in light of ongoing losses in this business and further deterioration in our financial guaranty portfolio which, in the absence of new capital, could depend on our ability to execute strategies for which regulatory and other approvals are required and may not be obtained;

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•	reduced opportunities for loss mitigation in markets where housing values do not appreciate or continue to decline;

•
a more rapid than expected decrease in the level of insurance rescissions and claim denials from the current elevated levels (including as a result of successful challenges to previously rescinded policies or claim denials), which rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves;

•
the negative impact our insurance rescissions and claim denials may have on our relationships with customers and potential customers, including the potential loss of business and the heightened risk of disputes and litigation;

•	the need, in the event that we are unsuccessful in defending our rescissions or denials, to increase our loss reserves for, and reassume risk on, rescinded loans and pay additional claims;

•	the concentration of our mortgage insurance business among a relatively small number of large customers;

•	any disruption in the servicing of mortgages covered by our insurance policies;

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

•
heightened competition for our mortgage insurance business from others such as the Federal Housing Administration (the "FHA"), the Veteran's Administration and private mortgage insurers (in particular, the FHA and those private mortgage insurers that have been assigned higher ratings from the major rating agencies or new entrants to the industry that are not burdened by legacy obligations);

•
changes in the charters or business practices of, or rules or regulations applicable to, Federal National Mortgage Association ("Fannie Mae") and Freddie Mac, the largest purchasers of mortgage loans that we insure, and our ability to remain an eligible provider to both Freddie Mac and Fannie Mae;

•	changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their products are significantly limited in scope;

•
the effect of the Dodd-Frank Act on the financial services industry in general, and on our mortgage insurance and financial guaranty businesses in particular, including whether and to what extent loans with mortgage insurance are considered "qualified residential mortgages" for purposes of the Dodd-Frank Act securitization provisions or "qualified mortgages" for purposes of the ability to repay provisions of the Dodd-Frank Act and potential obligations to post collateral on our existing insured derivatives portfolio;

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

•	our ability to realize the tax benefits associated with our gross deferred tax assets, which will depend on our ability to generate sufficient sustainable taxable income in future periods;

•
our ability to obtain the necessary regulatory approval to consummate our purchase of Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell") and to successfully develop and implement a strategy to utilize the FG Insurance Shell in the public finance financial guaranty market, which strategy may depend on, among other items, our ability to obtain further necessary regulatory or other approvals, to attract third-party capital and to obtain ratings sufficient to support such a strategy;

•	changes in accounting guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board; and

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and in Item 1A of Part II of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements. (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	March 31, 2011	December 31, 2010
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $9,250 and $11,416)	$8,743	$10,773
Fixed-maturities available for sale—at fair value (amortized cost $332,445 and $340,795)	262,722	273,799
Equity securities available for sale—at fair value (cost $160,083 and $160,242)	194,921	184,365
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $90,187 and $83,184)	4,640,719	4,562,821
Short-term investments—at fair value (including VIE investments of $149,984 and $149,981)	1,224,931	1,537,498
Other invested assets—at cost	61,218	59,627
Total investments	6,393,254	6,628,883
Cash	19,209	20,334
Restricted cash	29,801	31,413
Deferred policy acquisition costs	145,721	148,326
Accrued investment income	45,492	40,498
Accounts and notes receivable (less allowance of $50,000 and $50,000)	115,116	116,452
Property and equipment, at cost (less accumulated depreciation of $93,822 and $92,451)	12,411	13,024
Derivative assets (including VIE derivative assets of $8,955 and $10,855)	24,554	26,212
Deferred income taxes, net	27,531	27,531
Reinsurance recoverables	218,963	244,894
Other assets (including VIE other assets of $108,163 and $112,426)	319,511	323,320
Total assets	$7,351,563	$7,620,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$666,019	$686,364
Reserve for losses and loss adjustment expenses (“LAE”)	3,627,695	3,596,735
Reserve for premium deficiency	9,353	10,736
Long-term debt	968,199	964,788
VIE debt—at fair value (including $7,561 and $9,514 of non-recourse debt)	373,007	520,114
Derivative liabilities (including VIE derivative liabilities of $17,430 and $19,226)	487,345	723,579
Accounts payable and accrued expenses (including VIE accounts payable of $883 and $837)	247,048	258,791
Total liabilities	6,378,666	6,761,107
Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,567,283 and 150,507,853 shares issued at March 31, 2011 and December 31, 2010, respectively; 133,105,845 and 133,049,213 shares outstanding at March 31, 2011 and December 31, 2010, respectively	150	150
Treasury stock, at cost: 17,461,438 and 17,458,640 shares at March 31, 2011 and December 31, 2010, respectively	(892,036)	(892,012)
Additional paid-in capital	1,963,382	1,963,092
Retained deficit	(101,920)	(204,926)
Accumulated other comprehensive income (loss)	3,321	(6,524)
Total stockholders’ equity	972,897	859,780
Total liabilities and stockholders’ equity	$7,351,563	$7,620,887
See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2011	2010
Revenues:
Premiums written—insurance:
Direct	$190,841	$184,278
Assumed	1,624	(1,248)
Ceded	(9,716)	(27,529)
Net premiums written	182,749	155,501
Decrease in unearned premiums	20,274	42,767
Net premiums earned—insurance	203,023	198,268
Net investment income	42,240	45,358
Net gains on investments	37,435	57,948
Total other-than-temporary impairment ("OTTI") losses	—	(18)
Losses recognized in other comprehensive income (loss)	—	—
Net impairment losses recognized in earnings	—	(18)
Change in fair value of derivative instruments	243,892	(77,954)
Net gains (losses) on other financial instruments	75,251	(101,564)
Other income	1,448	5,775
Total revenues	603,289	127,813
Expenses:
Provision for losses	427,373	543,880
Change in reserve for premium deficiency	(1,383)	(1,231)
Policy acquisition costs	14,131	14,868
Other operating expenses	46,219	65,056
Interest expense	17,024	10,804
Total expenses	503,364	633,377
Equity in net income of affiliates	65	8,098
Pretax income (loss)	99,990	(497,466)
Income tax benefit	(3,016)	(187,111)
Net income (loss)	$103,006	$(310,355)
Basic net income (loss) per share	$0.78	$(3.77)
Diluted net income (loss) per share	$0.77	$(3.77)
Weighted-average number of common shares outstanding—basic	132,427	82,341
Weighted-average number of common and common equivalent shares outstanding—diluted	133,703	82,341
Dividends per share	$0.0025	$0.0025

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Foreign Currency Translation Adjustment	Unrealized Holding Gains/Losses	Other	Total
BALANCE, JANUARY 1, 2010	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994
Comprehensive loss:
Net loss	—	—	—	(310,355)	—	—	—	(310,355)
Unrealized foreign currency translation adjustment, net of tax of $1,512	—	—	—	—	(2,006)	—	—	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $240	—	—	—	—	447	—	—	—
Net foreign currency translation adjustment, net of tax of $1,272	—	—	—	—	(2,453)	—	—	(2,453)
Unrealized holding gains arising during the period, net of tax of $9,077	—	—	—	—	—	16,857	—	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $39	—	—	—	—	—	72	—	—
Net unrealized gain on investments, net of tax of $9,038	—	—	—	—	—	16,785	—	16,785
Comprehensive loss	—	—	—	—	—	—	—	(296,023)
Repurchases of common stock under incentive plans	—	(749)	108	—	—	—	—	(641)
Issuance of common stock under benefit plans	—	—	1,155	—	—	—	—	1,155
Amortization of restricted stock	—	—	1,624	—	—	—	—	1,624
Stock-based compensation expense	—	—	1,457	—	—	—	—	1,457
Dividends declared	—	—	—	(205)	—	—	—	(205)
BALANCE, March 31, 2010	$100	$(890,245)	$1,367,599	$1,291,583	$15,832	$(56,017)	$(16,491)	$1,712,361
BALANCE, JANUARY 1, 2011	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780
Comprehensive income:
Net income	—	—	—	103,006	—	—	—	103,006
Unrealized foreign currency translation adjustment	—	—	—	—	1,565	—	—
Less: Reclassification adjustment for net losses on sales	—	—	—	—	(292)	—	—
Net foreign currency translation adjustment	—	—	—	—	1,857	—	—	1,857
Unrealized holding gains arising during the period	—	—	—	—	—	8,066	—
Less: Reclassification adjustment for net gains included in net income	—	—	—	—	—	78	—
Net unrealized gain on investments	—	—	—	—	—	7,988	—	7,988
Comprehensive income	—	—	—	—	—	—	—	112,851
Repurchases of common stock under incentive plans	—	(24)		—	—	—	—	(24)
Issuance of common stock under benefit plans	—	—	359	—	—	—	—	359
Amortization of restricted stock	—	—	274	—	—	—	—	274
Additional convertible debt issuance costs, net	—	—	(33)	—	—	—	—	(33)
Stock-based compensation expense	—	—	23	—	—	—	—	23
Dividends declared	—	—	(333)	—	—	—	—	(333)
BALANCE, March 31, 2011	$150	$(892,036)	$1,963,382	$(101,920)	$22,951	$(19,869)	$239	$972,897

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2011	2010
Cash flows used in operating activities	$(260,863)	$(287,011)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	515	6,555
Proceeds from sales of equity securities available for sale	376	5,353
Proceeds from sales of trading securities	313,036	229,349
Proceeds from redemptions of fixed-maturity investments available for sale	8,594	12,799
Proceeds from redemptions of fixed-maturity investments held to maturity	2,195	2,320
Purchases of trading securities	(376,825)	(371,150)
Sales and redemptions of short-term investments, net	312,739	425,848
Purchases of other invested assets, net	(1,591)	(2,684)
Purchases of property and equipment, net	(760)	(296)
Net cash provided by investing activities	258,279	308,094
Cash flows from financing activities:
Dividends paid	(333)	(205)
Redemption of long-term debt	—	(29,348)
Net cash used in financing activities	(333)	(29,553)
Effect of exchange rate changes on cash	1,792	(608)
Decrease in cash	(1,125)	(9,078)
Cash, beginning of period	20,334	77,181
Cash, end of period	$19,209	$68,103
Supplemental disclosures of cash flow information:
Income taxes paid	$826	$1,453
Interest paid	$7,283	$7,414
See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Basis of Presentation
Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries. We refer to Radian Group Inc. together with its consolidated subsidiaries as "Radian," "we," "us" or "our," unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as "Radian Group."
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, own interests ranging from 20% to 50%, are accounted for in accordance with the equity method of accounting. VIEs where we are the primary beneficiary are consolidated. See Note 5 for further information. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions of Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. The total assets for the mortgage insurance segment as of March 31, 2010, reflected in Note 2 have been revised to conform to the presentation in the audited financial statements for the year ended December 31, 2010. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.
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
Our future performance and financial condition is subject to significant risks and uncertainties, including but not limited to, the following:

•
Potential adverse effects on us of the failure or significant delay of the United States ("U.S.") economy to fully recover, including ongoing uncertainty in the housing and related credit markets and high unemployment, which could increase our mortgage insurance or financial guaranty incurred losses beyond existing expectations (See Notes 7, 8 and 9).

•
Potential adverse effects if the capital and liquidity levels of Radian Group or our regulated subsidiaries’ statutory capital levels are deemed inadequate to support current business operations and strategies. Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of approximately $819.2 million at March 31, 2011, which includes $150 million of investments contained in our committed preferred custodian trust securities ("CPS") as discussed in Note 5. Radian Guaranty Inc.’s ("Radian Guaranty") statutory policyholders’ surplus declined from $1.3 billion at December 31, 2010, to $1.1 billion at March 31, 2011.

•
Potential adverse effects if Radian Guaranty’s regulatory risk-to-capital ratio were to increase above 25 to 1, including the possibility that insurance regulators or the Government Sponsored Enterprises ("GSEs") may limit or cause Radian Guaranty to cease underwriting new mortgage insurance risk, and Radian Guaranty's customers may decide not to insure loans with Radian Guaranty or may otherwise limit the type or amount of business done with Radian Guaranty. We have been preparing Amerin Guaranty Corporation ("Amerin Guaranty") to write new first-lien mortgage ("first-lien") insurance, if needed, and could pursue waivers from those states that impose a 25 to 1 limitation. If we are unable to continue writing new first-lien insurance business through Amerin Guaranty or obtain the necessary waivers from the risk-to-capital limitations, it will significantly impair our franchise value and reduce our cash flow associated with new business while we continue to honor and settle all valid claims and related expenses. At March 31, 2011, this ratio was 20.3 to 1.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

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

•
Potential impact on our businesses as a result of the implementation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the effect of the Dodd-Frank Act on the financial services industry in general, and on our mortgage insurance and financial guaranty businesses in particular, including whether and to what extent loans with mortgage insurance are considered "qualified residential mortgages" for purposes of the Dodd-Frank Act securitization provisions or "qualified mortgages" for purposes of the ability to repay provisions of the Dodd-Frank Act and potential obligations to post collateral on our existing insured derivatives portfolio.

•
Potential adverse effects on Radian Group liquidity if regulators or the GSEs limit, disallow or terminate our expense allocation agreements among Radian Group and its subsidiaries. In the first three months of 2011, Radian Group received $29.7 million in reimbursements from its subsidiaries under these agreements.

It is possible that the actual outcome of one or more of our plans or forecasts could be materially different, or that one or more of our estimates about the potential effects of the risks and uncertainties above or described elsewhere in this report, could prove to be materially different than our actual results. If one or more possible adverse outcomes were realized, there could be material adverse effects on our financial position, results of operations and cash flows.
Basic net income (loss) per share is based on the weighted-average number of common shares outstanding, while diluted net income (loss) per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. For the three months ended March 31, 2011, 2,708,882 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share because they were anti-dilutive. As a result of our net loss for the three months ended March 31, 2010, 4,278,010 shares of our common stock equivalents issued under our stock-based compensations plans were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive.
We have reflected the additional disclosures required by the update to the accounting standard regarding fair value measurements and disclosures effective January 1, 2011, in Note 4. The 2010 information has been revised to be consistent with the 2011 disclosure.

2. Segment Reporting
We currently have two reportable segments: mortgage insurance and financial guaranty.
Our reportable segments are strategic business units that are managed separately. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We allocate corporate cash and investments to our mortgage insurance and financial guaranty segments based on internally allocated capital.
Prior to January 1, 2011, we also had a third reportable segment—financial services. Our financial services segment had consisted mainly of our ownership interest in Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), which was a credit-based consumer asset business. We wrote off our entire investment in C-BASS in 2007. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010, and was subsequently liquidated. Our interest in C-BASS was extinguished pursuant to the Plan of Liquidation that was confirmed on April 25, 2011. In addition, until May 3, 2010, when we sold our remaining interest therein, our financial services segment included our interest in Sherman Financial Group LLC, a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets. Consequently, as of January 1, 2011, we no longer had any on-going activity in this reporting segment.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Summarized financial information concerning our current and previous operating segments, as of and for the periods indicated, are as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Mortgage Insurance
Net premiums written—insurance	$180,846	$157,032
Net premiums earned—insurance	$186,134	$177,339
Net investment income	26,833	26,359
Net gains on investments	17,762	28,781
Net impairment losses recognized in earnings	—	(18)
Change in fair value of derivative instruments	(394)	277
Net gains (losses) on other financial instruments	2,466	(30,200)
Other income	1,400	1,799
Total revenues	234,201	204,337
Provision for losses	413,973	529,091
Change in reserve for premium deficiency	(1,383)	(1,231)
Policy acquisition costs	10,216	10,504
Other operating expenses	34,137	46,233
Interest expense	9,789	2,120
Total expenses	466,732	586,717
Equity in net income of affiliates	—	—
Pretax loss	(232,531)	(382,380)
Income tax provision (benefit)	3,501	(145,847)
Net loss	$(236,032)	$(236,533)
Cash and investments	$3,977,445	$3,546,637
Deferred policy acquisition costs	42,322	36,762
Total assets	4,471,425	4,919,093
Unearned premiums	191,910	219,753
Reserve for losses and LAE	3,542,797	3,597,035
VIE debt	72,369	268,443
Derivative liabilities	—	—

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,
(In thousands)	2011	2010
Financial Guaranty
Net premiums written—insurance	$1,903	$(1,531)
Net premiums earned—insurance	$16,889	$20,929
Net investment income	15,407	18,999
Net gains on investments	19,673	29,167
Net impairment losses recognized in earnings	—	—
Change in fair value of derivative instruments	244,286	(78,231)
Net gains (losses) on other financial instruments	72,785	(71,364)
Other income	48	3,913
Total revenues	369,088	(76,587)
Provision for losses	13,400	14,789
Change in reserve for premium deficiency	—	—
Policy acquisition costs	3,915	4,364
Other operating expenses	12,082	18,673
Interest expense	7,235	8,684
Total expenses	36,632	46,510
Equity in net income of affiliates	65	78
Pretax income (loss)	332,521	(123,019)
Income tax benefit	(6,517)	(44,041)
Net income (loss)	$339,038	$(78,978)
Cash and investments	$2,464,819	$2,523,751
Deferred policy acquisition costs	103,399	120,169
Total assets	2,880,138	3,161,663
Unearned premiums	474,109	560,808
Reserve for losses and LAE	84,898	138,789
VIE debt	300,638	327,618
Derivative liabilities	487,345	234,504

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

(In thousands)	Three Months Ended March 31, 2010
Financial Services
Net premiums written—insurance	$—
Net premiums earned—insurance	$—
Net investment income	—
Net gains on investments	—
Net impairment losses recognized in earnings	—
Change in fair value of derivative instruments	—
Net (losses) gains on other financial instruments	—
Gain on sale of affiliate	—
Other income	63
Total revenues	63
Provision for losses	—
Change in reserve for premium deficiency	—
Policy acquisition costs	—
Other operating expenses	150
Interest expense	—
Total expenses	150
Equity in net income of affiliates	8,020
Pretax income	7,933
Income tax provision	2,777
Net income	$5,156
Cash and investments	$—
Deferred policy acquisition costs	—
Total assets	127,402
Unearned premiums	—
Reserve for losses and LAE	—
VIE debt	—
Derivative liabilities	—
A reconciliation of segment net income (loss) to consolidated net income (loss) is as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Consolidated
Net income (loss):
Mortgage Insurance	$(236,032)	$(236,533)
Financial Guaranty	339,038	(78,978)
Financial Services	—	5,156
Total	$103,006	$(310,355)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

3. Derivative Instruments
The following table sets forth our gross unrealized gains and gross unrealized losses on derivative assets and liabilities as of the dates indicated. Certain contracts are in an asset position because the net present value of the contractual premium we receive exceeds the net present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge to provide the same credit protection, assuming a transfer of our obligation to such financial guarantor as of the measurement date.

(In millions)	March 31, 2011	December 31, 2010
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$15.1	$14.5
Net interest margin securities ("NIMS") assets	9.0	10.8
Other	0.5	0.9
Total derivative assets	24.6	26.2
Derivative liabilities:
Financial Guaranty credit derivative liabilities	469.9	704.4
Financial Guaranty VIE derivative liabilities	17.4	19.2
Total derivative liabilities	487.3	723.6
Total derivative liabilities, net	$(462.7)	$(697.4)
The notional value of our derivative contracts at March 31, 2011, and December 31, 2010, was $41.3 billion and $41.6 billion, respectively.
The components of the gains (losses) included in change in fair value of derivative instruments are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Statements of Operations
Net premiums earned—derivatives	$10.9	$12.1
Financial Guaranty credit derivatives	234.6	(84.1)
Financial Guaranty VIE derivative liabilities	(0.9)	(3.2)
NIMS	(1.9)	(0.2)
Put options on CPS	—	(2.1)
Other	1.2	(0.5)
Change in fair value of derivative instruments	$243.9	$(78.0)
The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying asset-backed securities ("ABS"). Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk and consequently, changes in the market's perception of our non-performance risk also result in gains and losses on our derivative instruments. Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. See Note 4 for information on our fair value of financial instruments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table shows selected information about our derivative contracts:

($ in millions)	March 31, 2011
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	—	$—	$9.5
Corporate collateralized debt obligations ("CDOs")	84	33,511.3	(45.7)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities ("TruPs")	19	2,006.7	(211.8)
CDOs of commercial mortgage-backed securities ("CMBS")	4	1,831.0	(54.3)
Other:
Structured finance	9	833.7	(82.3)
Public finance	26	1,693.9	(37.6)
Total Non-Corporate CDOs and other derivative transactions	58	6,365.3	(386.0)
Assumed financial guaranty credit derivatives:
Structured finance	274	1,083.0	(19.0)
Public finance	14	350.5	(4.1)
Total Assumed	288	1,433.5	(23.1)
Financial Guaranty VIE derivative liabilities (2)	—	—	(17.4)
Grand Total	430	$41,310.1	$(462.7)
 ________________

(1)
Represents NIMS derivative assets related to consolidated NIMS VIEs. Also includes one common stock warrant. Because neither of these investments represent financial guaranty contracts that we issued, they cannot become liabilities, and therefore, do not represent additional par exposure.

(2)
Represents the fair value of an interest rate swap included in the consolidation of one of our financial guaranty transactions. The notional amount of the interest rate swap does not represent additional par exposure, and therefore, is excluded from this table. See Note 5 for information on our maximum exposure to loss from our consolidated financial guaranty transactions.

4. Fair Value of Financial Instruments
Our fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with the accounting standard regarding fair value measurements. There have been no significant changes to our fair value methodologies during the quarter ended March 31, 2011.
When determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk. Radian Group's five-year credit default swap ("CDS") spread is the only observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of default. As Radian Group's CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities (in aggregate by type, excluding assumed financial guaranty derivatives) and VIE liabilities presented in our condensed consolidated balance sheets. Radian Group's five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the instrument.

(In basis points)	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
Radian Group's five-year CDS spread	642	465	983	1,530

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk March 31, 2011	Impact of Radian Non-Performance Risk March 31, 2011	Fair Value Liability Recorded March 31, 2011
Product
Corporate CDOs	$(324.1)	$278.4	$(45.7)
Non-Corporate CDO-related (1)	(1,579.1)	1,072.5	(506.6)
NIMS-related (2)	(68.8)	5.4	(63.4)
Total	$(1,972.0)	$1,356.3	$(615.7)

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Product
Corporate CDOs	$(387.1)	$281.5	$(105.6)
Non-Corporate CDO-related (1)	(1,696.2)	934.1	(762.1)
NIMS-related (2)	(134.1)	4.8	(129.3)
Total	$(2,217.4)	$1,220.4	$(997.0)
 ________________

(1)	Includes the net liability recorded within derivative assets and derivative liabilities, and the net liability recorded within VIE debt and other financial statement line items for consolidated VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.

The cumulative impact attributable to the market’s perception of our non-performance risk increased by $0.1 billion during the first three months of 2011, as presented in the table above. This increase was primarily the result of the widening of Radian Group's CDS spreads during this period.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2011, our total Level III assets were approximately 3.9% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
Available for sale securities, trading securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value. All derivative instruments and contracts are recognized in our condensed consolidated balance sheets as either derivative assets or derivative liabilities. All changes in the fair value of trading securities, VIE debt, derivative instruments and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income (loss).
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of March 31, 2011:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$707.5	$744.8	$—	$1,452.3
State and municipal obligations	—	1,220.8	23.2	1,244.0
Money market instruments	365.8	—	—	365.8
Corporate bonds and notes	—	1,005.0	—	1,005.0
Residential mortgage-backed securities ("RMBS")	—	913.1	55.3	968.4
CMBS	—	193.1	24.0	217.1
CDO	—	—	4.1	4.1
Other ABS	—	120.8	4.7	125.5
Foreign government securities	—	70.1	—	70.1
Hybrid securities	—	367.6	—	367.6
Equity securities (1)	178.3	165.3	4.3	347.9
Other investments (2)	—	151.6	3.9	155.5
Total Investments at Fair Value (3)	1,251.6	4,952.2	119.5	6,323.3
Derivative Assets	—	0.5	24.1	24.6
Other Assets (4)	—	—	106.3	106.3
Total Assets at Fair Value	$1,251.6	$4,952.7	$249.9	$6,454.2
Derivative Liabilities	$—	$—	$487.3	$487.3
VIE debt (5)	—	—	373.0	373.0
Total Liabilities at Fair Value	$—	$—	$860.3	$860.3
 ______________________

(1)
Comprised of broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Level II and III.

(2)
Comprised of short-term commercial paper within CPS trusts ($150.0 million) and short-term CDs ($1.6 million) included within Level II and lottery annuities ($1.8 million) and TruPs held by consolidated VIEs ($2.1 million) included within Level III.

(3)
Does not include fixed-maturities held to maturity ($8.7 million) and other invested assets ($61.2 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Comprised of manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprised of consolidated debt related to NIMS VIEs ($72.4 million) and amounts related to financial guaranty VIEs ($300.6 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2010:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$1,075.0	$731.4	$—	$1,806.4
State and municipal obligations	—	1,159.7	23.2	1,182.9
Money market instruments	310.9	—	—	310.9
Corporate bonds and notes	—	1,060.4	—	1,060.4
RMBS	—	913.5	52.5	966.0
CMBS	—	173.6	23.0	196.6
CDO	—	—	2.4	2.4
Other ABS	—	131.1	3.3	134.4
Foreign government securities	—	83.5	—	83.5
Hybrid securities	—	318.9	—	318.9
Equity securities (1)	168.4	168.6	2.9	339.9
Other investments (2)	—	150.0	4.6	154.6
Total Investments at Fair Value (3)	1,554.3	4,890.7	111.9	6,556.9
Derivative Assets	—	—	26.2	26.2
Other Assets (4)	—	—	109.7	109.7
Total Assets at Fair Value	$1,554.3	$4,890.7	$247.8	$6,692.8
Derivative Liabilities	$—	$—	$723.6	$723.6
VIE debt (5)	—	—	520.1	520.1
Total Liabilities at Fair Value	$—	$—	$1,243.7	$1,243.7
______________________

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

(3)
Does not include fixed-maturities held to maturity ($10.8 million), certain short-term investments ($1.6 million), primarily invested in CDs and time deposits, and other invested assets ($59.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended March 31, 2011:

(In millions)	Beginning Balance at January 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at March 31, 2011
Investments:
State and municipal obligations	$23.2	$—	$—	$—	$—	$—	$—	$23.2
RMBS	52.5	4.0	—	—	—	(1.2)	—	55.3
CMBS	23.0	1.0	—	—	—	—	—	24.0
CDO	2.4	1.6	—	—	—	0.1	—	4.1
Other ABS	3.3	1.4	—	—	—	—	—	4.7
Hybrid securities	—	(0.7)	0.7	—	—	—	—	—
Equity securities	2.9	0.4	1.1	(0.1)	—	—	—	4.3
Other investments	4.6	0.1	—	(0.5)	—	(0.3)	—	3.9
Total Level III Investments	111.9	7.8	1.8	(0.6)	—	(1.4)	—	119.5
NIMS derivative assets	11.7	(2.4)	0.1	—	—	—	(0.4)	9.0
Other assets	109.7	3.9	—	—	—	(7.3)	—	106.3
Total Level III Assets, net	$233.3	$9.3	$1.9	$(0.6)	$—	$(8.7)	$(0.4)	$234.8
Derivative liabilities, net	$(709.1)	$244.7	$—	$—	$—	$(7.8)	$—	$(472.2)
VIE debt	(520.1)	72.9	—	—	—	74.2	—	(373.0)
Total Level III liabilities, net	$(1,229.2)	$317.6	$—	$—	$—	$66.4	$—	$(845.2)
_______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2011, as follows: $6.8 million for investments, $(2.0) million for NIMS derivative assets, $0.8 million for other assets, $229.2 million for derivative liabilities, and $0.7 million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

  There were no investment transfers between Level I and Level II during the first quarter of 2011 or 2010.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended March 31, 2010:

(In millions)	Beginning Balance at January 1, 2010	VIE Consolidation at January 1, 2010 (1)	Realized and Unrealized Gains(Losses) Recorded in Earnings (2)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (3)	Ending Balance at March 31, 2010
Investments:
State and municipal obligations	$24.4	$—	$—	$—	$—	$—	$—	$—	$24.4
RMBS	—	44.3	12.0	—	(2.2)	—	—	—	54.1
CMBS	—	23.8	0.5	—	—	—	—	—	24.3
CDO	—	3.8	(0.1)	—	0.1	—	—	—	3.8
Other ABS	—	3.5	—	—	—	—	—	—	3.5
Hybrid securities	0.6	—	—	—	—	—	—	0.5	1.1
Equity securities	1.7	—	(0.3)	0.1	—	—	—	—	1.5
Other investments	3.8	3.7	—	—	(0.8)	—	—	—	6.7
Total Level III Investments	30.5	79.1	12.1	0.1	(2.9)	—	—	0.5	119.4
NIMS and CPS derivative assets	44.7	—	(2.8)	0.2	—	—	0.4	—	42.5
Other assets	—	119.7	2.0	—	—	—	(3.4)	—	118.3
Total Level III Assets, net	$75.2	$198.8	$11.3	$0.3	$(2.9)	$—	$(3)	$0.5	$280.2
Derivative liabilities, net	$(214.9)	$51.8	$(75.1)	$—	$—	$—	$28	$—	$(210.2)
VIE debt	(296.1)	(253.5)	(107.0)	—	—	—	60.5	—	(596.1)
Total Level III liabilities, net	$(511.0)	$(201.7)	$(182.1)	$—	$—	$—	$88.5	$—	$(806.3)
______________________

(1)	Represents the impact of our adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.

(2)
Includes unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2010 as follows: $11.6 million for investments, $(0.2) million for NIMS derivative assets, $(1.7) million for CPS derivative assets, $2.0 million for other assets, $(88.8) million for derivative liabilities, and $(31.0) million for VIE debt.

(3)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

 Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows:

	March 31, 2011		December 31, 2010
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$8.7	$9.3	$10.8	$11.4
Short-term investments (carried at cost)	—	—	1.6	1.6
Other invested assets	61.2	62.6	59.6	58.4
Liabilities:
Long-term debt	968.2	1,039.0	964.8	1,082.5
Non-derivative financial guaranty liabilities	407.5	520.5	406.1	531.1

5. VIEs
The following information provides additional detail related to our consolidated and unconsolidated VIEs.
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
Our continued involvement with the NIMS VIEs also includes a risk mitigation initiative, under which we purchased one NIMS bond during the first three months of 2011, with $0.9 million face value and a purchase price approximately equal to our fair value liability at the time of purchase, which effectively eliminates the guarantee that we had issued to the VIE with respect to such bond and limits our liability to the discounted purchase price. In total, our net cash outflow related to NIMS during 2011 has been primarily as a result of claim payments. The average remaining maturity of our existing NIMS transactions is approximately two years. The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated NIMS VIEs:

(In millions)	March 31, 2011	December 31, 2010
Balance Sheet:
Derivative assets	$9.0	$10.8
VIE debt—at fair value	72.4	141.0

Maximum exposure (1)	69.3	135.8
_______________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which includes an adjustment for our non-performance risk. The maximum exposure is based on the net par amount of our insured obligation as of the reporting date.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,
(In millions)	2011	2010
Statement of Operations:
Net investment income	$0.1	$—
Change in fair value of derivative instruments—loss	(1.9)	(0.2)
Net gain (loss) on other financial instruments	2.4	(30.7)

Net Cash Outflow	66.2	50.1

Put Options on CPS
Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions substantially all of the face amount of the CPS issued by the custodial trusts. Our continued involvement with these VIEs includes the payment of a put premium representing the spread between the assets of each trust and the relevant CPS, which has typically been de minimis. We eliminate the premium associated with the purchased CPS.
Based on our involvement in these trusts, combined with the put options Radian Asset Assurance Inc. ("Radian Asset Assurance") holds on these trusts (which together are considered in the determination of the primary beneficiary), we concluded that we are the party that directs the activities that most significantly influence the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. This determination was based on a qualitative analysis which demonstrates that we have a variable interest in each of these VIEs, and therefore, we concluded that we are the primary beneficiary. As such, the assets and liabilities of these trusts were consolidated at their respective fair values, net of liabilities to us. The assets of the consolidated trusts are reported in short-term investments. During 2011, our net cash outflow related to our involvement with these VIEs was de minimis.
The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated and unconsolidated CPS VIEs:

	Consolidated
(In millions)	March 31, 2011	December 31, 2010
Balance Sheet:
Short-term investments	$150.0	$150.0

Maximum exposure (1)	150.0	150.0
_____________

(1)	The maximum exposure is based on our carrying amounts of the investments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Consolidated		Unconsolidated (1)
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2011	2010	2011	2010
Statement of Operations:
Net gain (loss) on investments	$0.1	$(0.5)	$—	$—
Change in fair value of derivative instruments—loss	—	—	—	(2.1)
Net loss on other financial instruments	—	(0.3)	—	—
Interest expense	—	0.1	—	—
Other operating expenses	0.1	0.1	—	—

Net Cash Outflow	—	29.5	—	0.4
_________________________

(1)	Activity displayed reflects the impact for the periods prior to June 30, 2010, for one CPS custodial trust that was not consolidated prior to that date.

Financial Guaranty Insurance Contracts
We consolidate the assets and liabilities associated with one CDO of ABS transaction. Due to contractual provisions that allow us to direct the collateral manager to sell the underlying assets of the transaction, we concluded that we have the power to direct the activities that most significantly impact the economic performance of this VIE. In addition, as the guarantor of certain classes of debt issued by this VIE, we have the obligation to absorb losses that are significant to this VIE. The consolidated CDO of ABS VIE assets are accounted for as trading securities and represent assets to be used to settle the obligation of this VIE. While the assets of this VIE may only be used to settle the obligations of the trust, due to our guarantee, the creditors have recourse to our general credit for this consolidated VIE debt.
We also consolidate the assets and liabilities associated with two other financial guaranty transactions, in which we provided guarantees for VIEs that own manufactured housing loans, and which had previously been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the trusts, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of our insured bonds in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a reserve recorded for these transactions as of March 31, 2011.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated and unconsolidated financial guaranty insurance contracts and credit derivative VIEs:

	Consolidated		Unconsolidated
(In millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Balance Sheet:
Trading securities	$90.2	$83.2	$—	$—
Derivative assets	—	—	5.6	6.0
Premiums receivable	—	—	4.7	5.2
Other assets	108.1	112.4	—	—
Unearned premiums	—	—	5.5	6.0
Reserve for losses and LAE	—	—	18.4	15.0
Derivative liabilities	17.4	19.2	410.3	585.9
VIE debt—at fair value	300.6	379.1	—	—
Accounts payable and accrued expenses	0.9	0.8	—	—

Maximum exposure (1)	582.7	584.6	6,585.2	6,874.2

	Consolidated		Unconsolidated
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2011	2010	2011	2010
Statement of Operations:
Premiums earned	$—	$—	$0.5	$0.7
Net investment income	2.1	2.7	—	—
Net gains on investments	8.0	12.4	—	—
Change in fair value of derivative instruments—(loss) gain	(0.9)	(3.2)	176.7	(81.6)
Net gain (loss) on other financial instruments	74.5	(73.3)	—	—
Other income	—	3.9	—	—
Provision for losses —increase	—	—	3.4	5.7
Interest expense	—	1.2	—	—
Other operating expenses	0.8	2.0	—	—

Net Cash Inflow (Outflow)	0.2	(0.7)	2.0	(37.4)
_______________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which includes an adjustment for our non-performance risk. The maximum exposure is based on the net par amount of our insured obligation as of the reporting date.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	March 31, 2011
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$8,743	$9,250	$523	$16
	$8,743	$9,250	$523	$16
Fixed-maturities available for sale:
U.S. government and agency securities	$25,202	$27,640	$2,438	$—
State and municipal obligations	269,926	197,420	222	72,728
Corporate bonds and notes	19,408	19,062	295	641
RMBS	11,508	11,994	502	16
CMBS	3,042	3,051	60	51
Other ABS	1,712	1,819	113	6
Other investments	1,647	1,736	89	—
	$332,445	$262,722	$3,719	$73,442
Equity securities available for sale (1)	$160,083	$194,921	$34,847	$9
Total debt and equity securities	$501,271	$466,893	$39,089	$73,467
______________________

(1)
Comprised of broadly diversified domestic equity mutual funds ($178.3 million fair value) and various preferred and common stocks invested across numerous companies and industries ($16.6 million fair value).

	December 31, 2010
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$10,773	$11,416	$662	$19
	$10,773	$11,416	$662	$19
Fixed-maturities available for sale:
U.S. government and agency securities	$25,120	$27,742	$2,622	$—
State and municipal obligations	269,185	199,187	272	70,270
Corporate bonds and notes	26,748	26,206	334	876
RMBS	11,952	12,538	600	14
CMBS	3,279	3,310	70	39
Other ABS	2,104	2,226	127	5
Other investments	2,407	2,590	183	—
	$340,795	$273,799	$4,208	$71,204
Equity securities available for sale (1)	$160,242	$184,365	$24,188	$65
Total debt and equity securities	$511,810	$469,580	$29,058	$71,288
______________________

(1)
Comprised of broadly diversified domestic equity mutual funds ($168.4 million fair value) and various preferred and common stocks invested across numerous companies and industries ($16.0 million fair value).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	March 31, 2011	December 31, 2010
Trading securities:
U.S. government and agency securities	$717,157	$703,636
State and municipal obligations	1,046,582	983,680
Corporate bonds and notes	985,982	1,034,206
RMBS	956,405	953,416
CMBS	214,050	193,244
CDO	4,054	2,406
Other ABS	123,681	132,149
Foreign government securities	70,078	83,508
Hybrid securities	367,633	318,940
Equity securities	152,962	155,636
Other investments	2,135	2,000
Total	$4,640,719	$4,562,821
The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

March 31, 2011: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	7	$6,692	$1,659	25	$184,212	$71,085	32	$190,904	$72,744
Corporate bonds and notes	25	12,179	627	1	403	14	26	12,582	641
RMBS	2	2,140	16	—	—	—	2	2,140	16
CMBS	2	674	12	1	1,012	39	3	1,686	51
Other ABS	2	510	6	—	—	—	2	510	6
Equity securities	2	104	9	—	—	—	2	104	9
Total	40	$22,299	$2,329	27	$185,627	$71,138	67	$207,926	$73,467

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

December 31, 2010: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	6	$3,507	$110	26	$189,194	$70,179	32	$192,701	$70,289
Corporate bonds and notes	31	16,364	852	2	604	24	33	16,968	876
RMBS	1	1,436	14	—	—	—	1	1,436	14
CMBS	3	1,885	39	—	—	—	3	1,885	39
Other ABS	2	802	5	—	—	—	2	802	5
Equity securities	2	205	65	—	—	—	2	205	65
Total	45	$24,199	$1,085	28	$189,798	$70,203	73	$213,997	$71,288
During the first quarters of 2011 and 2010, there were no credit losses recognized in earnings.
At March 31, 2011, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.
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
We have securities that have been in an unrealized loss position for 12 months or more that we did not consider to be other-than-temporarily impaired as of March 31, 2011, due to the qualitative factors explained below.

State and Municipal Obligations
The majority of the unrealized losses of 12 months or greater duration as of March 31, 2011, relate to our interests in certain bonds issued as part of securitizations collateralized by the Master Settlement Agreement ("MSA") between the domestic tobacco manufacturers and the 46 states and certain territories party thereto. In December 2010, after a review of these tobacco settlement bonds, including bonds we own, Moody's Investor Service ("Moody's") took certain ratings actions on the tobacco settlement bonds, including placing 67 classes in 19 transactions under review for possible downgrade due primarily to a decline in the most recent annual MSA payment to the trusts. Based on our review of stressed cash flow scenarios and despite the decline in cash flows to the trusts, we expect the present value of cash flows to be collected from each security to be sufficient to recover our amortized cost basis. In addition, we do not believe it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, nor did we intend to sell these investments as of March 31, 2011. We are monitoring the Moody's review closely and will update our OTTI analysis each period as new information develops that might cause us to change our assessment of projected cash flows or our intent to sell.
The unrealized losses of 12 months or greater duration as of March 31, 2011, on the remaining securities in this category were caused by interest rate or credit spread movement. We did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Corporate Bonds and Notes
The unrealized losses of 12 months or greater duration as of March 31, 2011, on the security in this category were caused by credit spread widening in the sector. Corporate spreads have tightened significantly over the past 12 months, although they remain wide relative to pre-2008 levels. As of March 31, 2011, we expect the present value of cash flows to be collected from this security to be sufficient to recover the amortized cost basis of this security. As of March 31, 2011, we did not intend to sell this investment, nor did we believe that it was more likely than not that we will be required to sell this investment before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider this investment to be other-than-temporarily impaired at March 31, 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

CMBS
The unrealized losses of 12 months or greater duration as of March 31, 2011, on the security in this category were caused by credit spread widening in the sector. As of March 31, 2011, we expect the present value of cash flows to be collected from this security to be sufficient to recover the amortized cost basis of this security. As of March 31, 2011, we did not intend to sell this investment, nor did we believe that it was more likely than not that we will be required to sell this investment before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider this investment to be other-than-temporarily impaired.
For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or credit spread movements. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios.
The contractual maturities of fixed-maturity investments are as follows:

	March 31, 2011
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$658	$661	$16,981	$17,863
Due after one year through five years (1)	4,719	4,924	16,295	16,630
Due after five years through ten years (1)	3,065	3,381	7,618	7,715
Due after ten years (1)	301	284	275,289	203,650
RMBS (2)	—	—	11,508	11,994
CMBS (2)	—	—	3,042	3,051
Other ABS (2)	—	—	1,712	1,819
Total	$8,743	$9,250	$332,445	$262,722
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

7. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, was comprised of:

(In thousands)	March 31, 2011	December 31, 2010
Mortgage insurance reserves	$3,542,797	$3,524,971
Financial guaranty reserves	84,898	71,764
Total reserve for losses and LAE	$3,627,695	$3,596,735

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table presents information relating to our mortgage insurance reserves for losses and LAE as of the dates indicated:

	Three Months Ended March 31,
(In thousands)	2011	2010
Mortgage Insurance
Balance at beginning of period	$3,524,971	$3,450,538
Less Reinsurance recoverables (1)	(223,254)	(621,644)
Balance at beginning of period, net of reinsurance recoverables	3,301,717	2,828,894
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	190,686	251,287
Prior years	223,287	277,804
Total incurred	413,973	529,091
Deduct paid claims and LAE in:
Current year (2)	(837)	(18,966)
Prior years	(364,314)	(338,309)
Total paid	(365,151)	(357,275)
Balance at end of period, net of reinsurance recoverables	3,350,539	3,000,710
Add Reinsurance recoverables (1)	192,258	596,325
Balance at end of period	$3,542,797	$3,597,035
_________________________

(1)
Related to ceded losses on captive reinsurance transactions and Smart Home. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Off-Balance Sheet Arrangements" for additional information regarding our Smart Home transactions.

(2)
Related to underlying defaulted loans with a most recent date of default notice in the current year. For example, if a loan had defaulted in a prior year, but then subsequently cured and re-defaulted in the current year, that default would be considered a current year default.

Our loss reserves were reduced in the first quarter of 2011 as a result of a decrease in our total inventory of defaults. However, our loss reserves were negatively impacted in the quarter by new default notices received in the current year, as well as an increase in the aggregate weighted average estimated rate at which defaults move to claim ("default to claim rate"), primarily due to an increase in the weighted average age of underlying defaulted loans, and an increase in our incurred but not recorded ("IBNR") reserve estimate. The increase in our IBNR estimate was related to an increase in our estimate of future reinstatements of previously rescinded policies and denied claims.
Of the $223.3 million prior year adverse development experienced in 2011, $77.8 million related to an increase in our IBNR reserve estimate due to an increase in our estimate of the reinstatements of previously rescinded policies and denied claims, while the balance related primarily to the unanticipated impact of aging of underlying defaulted loans on our default to claim rate. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the ability to cure a delinquent loan within our expected timeframe has become increasingly difficult to achieve. Consequently, our default inventory has experienced an increase in aging, and we apply higher estimated default to claim rates on our more aged delinquent loans, resulting in higher reserves. The protracted amount of time it has taken for servicers to resolve certain aged loans has extended the period of uncertainty with regard to our ultimate claim liability beyond what we predicted as of the prior year end. As a consequence, our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 43% at March 31, 2011, compared to 40% at December 31, 2010. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of March 31, 2011, our default to claim rate estimate, net of our estimate for insurance rescissions and claims denials, ranged from 19% for insured loans that had missed two to three monthly payments, to 51% for such loans that had missed 12 or more monthly payments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Our reserve for losses includes the impact of our estimated rescissions and denials, which remain elevated compared to levels experienced prior to 2009. Rescissions and denials reduced our loss reserves as of March 31, 2011, by approximately $783 million. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Our IBNR reserve estimate, which includes an estimate of the future reinstatements of previously rescinded policies and denied claims, was $116.2 million and $39.5 million at March 31, 2011, and December 31, 2010, respectively. The change in this estimate primarily reflects recent trends in insurance rescissions and claim denial activity as a result of lenders challenging a greater number of rescissions and denials and the overall challenges being more substantive in nature (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment). As a result, we expect that an increasingly larger portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid.
The following table illustrates the impact to our loss reserve estimates due to estimated insurance rescissions and claim denials as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Decrease to our loss reserve due to estimated rescissions and denials	$(783)	$(922)
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of reinstatements within each period:

	Three Months Ended March 31,
(In millions)	2011	2010
Rescissions—first loss position	$93.8	$129.4
Denials—first loss position	24.6	8.0
Total first loss position (1)	118.4	137.4
Rescissions—second loss position	31.0	110.4
Denials—second loss position	2.7	3.7
Total second loss position (2)	33.7	114.1
Total first-lien claims submitted for payment that were rescinded or denied (3)	$152.1	$251.5
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

(3)	Includes a small amount of submitted claims that were subsequently withdrawn by the insured.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table illustrates the total amount of first-lien claims submitted to us for payment that were rescinded in the years noted, and then subsequently were challenged ("rebutted") by the lenders and policyholders, but not reinstated, as of March 31, 2011:

(In millions)	2011	2010	2009
First loss position	$33.5	$153.6	$97.7
Second loss position	8.4	59.1	87.8
Total non-overturned rebuttals on rescinded first-lien claims	$41.9	$212.7	$185.5
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
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our condensed consolidated balance sheets, was $39.0 million and $43.5 million as of March 31, 2011, and December 31, 2010, respectively.

The following table shows the cumulative denial and rescission rates, net of reinstatements, as of March 31, 2011, on our total first-lien portfolio for each quarter in which the claims were received for the periods indicated:

Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2008	12.2%	100%
Q2 2008	13.2%	100%
Q3 2008	19.3%	100%
Q4 2008	21.4%	100%
Q1 2009	24.4%	99%
Q2 2009	26.0%	99%
Q3 2009	23.5%	99%
Q4 2009	21.2%	97%
Q1 2010	18.4%	94%
Q2 2010	16.1%	88%
Q3 2010	9.3%	74%
 ______________________

(1)
Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of March 31, 2011) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change. These rates are also subject to change based on reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the fourth quarter of 2010 and the first quarter of 2011, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

We considered the sensitivity of first-lien loss reserve estimates at March 31, 2011, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at March 31, 2011), we estimated that our loss reserves would change by approximately $102 million at March 31, 2011. For every one percentage point change in pool claim severity (which we estimate to be 47% of unpaid principal balance at March 31, 2011), we estimated that our loss reserves would change by approximately $9 million at March 31, 2011. For every one percentage point change in our overall default to claim rate (which we estimate to be 43% at March 31, 2011, including our assumptions related to rescissions and denials), we estimated a $73 million change in our loss reserves at March 31, 2011.

8. Reserve for Premium Deficiency
We perform a quarterly evaluation of the expected profitability of our existing mortgage insurance portfolio, by business line, over the remaining life of the portfolio. A premium deficiency reserve ("PDR") is established when the present value of expected losses and expenses for a particular product line exceeds the present value of expected future premiums and existing reserves for that product line. We consider our first-lien and second-lien mortgage ("second-lien") insured portfolios to be separate lines of business as they are managed separately, priced differently and have a different customer base.
Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force ("RIF"). This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of March 31, 2011, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent with those rates observed at December 31, 2010, for the next six months, and will gradually return to normal historical levels over the subsequent two years.
The following table illustrates our net projected premium excess on our first-lien portfolio as of the dates indicated:

(In millions):	March 31, 2011	December 31, 2010
First-lien portfolio
Net present value of expected premiums	$2,647	$2,806
Net present value of expected losses and expenses	(4,497)	(4,537)
Reserve for premiums and losses established, net of reinsurance recoverables	3,324	3,276
Net projected premium excess	$1,474	$1,545
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of March 31, 2011. Expected losses are based on an assumed paid claim rate of approximately 12.4% on our total primary first-lien insurance portfolio, which includes both delinquent loans and performing loans, comprising 9.5% on prime, 26.1% on subprime and 25.5% on Alternative-A (“Alt-A”). New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
In the third quarter of 2007, we established a reserve for premium deficiency on our second-lien business. We were required to establish a PDR because the net present value of the expected future losses and expenses exceeded our expected future premiums. Since that time, our PDR has been reduced as premiums are earned, the risk is reduced (either through attrition or terminations of transactions), claims have been paid, or changes have occurred to our initial assumptions.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2011	2010
Second-lien PDR
Balance at beginning of period	$10,736	$25,357
Incurred losses recognized in loss reserves	(2,805)	(5,080)
Premiums recognized in earned premiums	620	510
Changes in underlying assumptions	(129)	3,486
Accretion of discount and other	931	(147)
Balance at end of period	$9,353	$24,126

9. Financial Guaranty Insurance Contracts
The following table includes information as of March 31, 2011, regarding our financial guaranty claim liabilities, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	7	150	64	110	331
Remaining weighted-average contract period (in years)	22	20	21	26	21
Insured contractual payments outstanding:
Principal	$27.5	$1,251.2	$405.1	$347.5	$2,031.3
Interest	10.9	838.8	174.7	182.6	1,207.0
Total	$38.4	$2,090.0	$579.8	$530.1	$3,238.3
Gross claim liability	$0.4	$20.1	$148.9	$103.1	$272.5
Less:
Gross potential recoveries	—	0.7	66.7	79.6	147.0
Discount, net	0.1	6.8	20.1	0.3	27.3
Net claim liability	$0.3	$12.6	$62.1	$23.2	$98.2
Unearned premium revenue	$0.1	$33.3	$9.9	$—	$43.3
Claim liability reported in the balance sheet	$0.2	$3.3	$53.9	$23.2	$80.6
Reinsurance recoverables	$—	$—	$—	$—	$—
Claim liabilities may be established for a performing credit if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of the premiums receivable and unearned premiums as of the dates indicated are as follows:

(In millions)	March 31, 2011	December 31, 2010
Premiums receivable	$43.8	$44.0
Unearned premiums	59.0	60.5

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our condensed consolidated statement of operations. The amounts of the accretion included in premiums written, premiums earned and policy acquisition costs for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Premiums written	$0.3	$0.4
Premiums earned	0.3	0.4
Policy acquisition costs	0.1	0.1
The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at March 31, 2011.
The following table shows the nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of March 31, 2011:

(In millions)	Future Expected Premium Payments
Second Quarter 2011	$1.3
Third Quarter 2011	1.6
Fourth Quarter 2011	1.0
2011	3.9
2012	6.0
2013	3.8
2014	2.0
2015	3.4
2011 – 2015	19.1
2016 – 2020	12.7
2021 – 2025	8.7
2026 – 2030	5.8
After 2030	10.1
Total	$56.4
The following table shows the rollforward of the net present value of premiums receivable for the periods indicated:

	Three Months Ended March 31,
(In millions)	2011	2010
Balance at beginning of period	$44.0	$54.4
Payments received	(1.3)	(1.6)
Accretion	0.2	0.3
Adjustments to installment premiums	(0.1)	(0.3)
Foreign exchange revaluation	1.0	(1.7)
Balance at end of period	$43.8	$51.1

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Premiums earned were affected by the following for the periods indicated:

	Three Months Ended March 31,
(In millions)	2011	2010
Refundings	$4.8	$9.5
Unearned premium acceleration upon establishment of case reserves	—	0.3
Foreign exchange revaluation, gross of commissions	1.3	(1.7)
Adjustments to installment premiums, gross of commissions	0.2	—
Total adjustment to premiums earned	$6.3	$8.1
The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refundings of any financial guaranty obligations, as of March 31, 2011:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Second Quarter 2011	$464.0	$10.1	$0.4	$10.5
Third Quarter 2011	453.9	10.1	0.3	10.4
Fourth Quarter 2011	443.0	10.9	0.3	11.2
2011	443.0	31.1	1.0	32.1
2012	405.5	37.5	1.3	38.8
2013	368.7	36.8	1.2	38.0
2014	333.7	35.0	1.1	36.1
2015	302.1	31.6	1.0	32.6
2011 – 2015	302.1	172.0	5.6	177.6
2016 – 2020	175.2	126.9	4.1	131.0
2021 – 2025	89.3	85.9	2.8	88.7
2026 – 2030	39.4	49.9	1.8	51.7
After 2030	—	39.4	2.6	42.0
Total	$—	$474.1	$16.9	$491.0

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table shows the significant components of the change in our financial guaranty claim liability for the periods indicated:

	Three Months Ended March 31,
(In millions)	2011	2010
Claim liability at beginning of period	$67.4	$121.8
Incurred losses and LAE:
Increase in gross claim liability	19.3	40.1
Increase in gross potential recoveries	(3.2)	(23.4)
Increase in discount	(3.3)	(2.5)
Decrease in unearned premiums	0.6	1.0
Incurred losses and LAE	13.4	15.2
Paid losses and LAE	(0.2)	(3.6)
Claim liability at end of period	$80.6	$133.4
Components of incurred losses and LAE:
Claim liability established in current period	$—	$0.9
Changes in existing claim liabilities	13.4	14.3
Total incurred losses and LAE	$13.4	$15.2
Components of increase in discount:
Increase in discount related to claim liabilities established in current period	$(0.1)	$(2.1)
Increase in discount related to existing claim liabilities	(3.2)	(0.4)
Total increase in discount	$(3.3)	$(2.5)
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows as of the dates indicated:

December 31, 2009	4.34%
March 31, 2010	4.39%
December 31, 2010	3.69%
March 31, 2011	4.11%

10. Income Taxes
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

In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year of 2011, we booked our income tax benefit based on actual results of operations as of March 31, 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

For federal income tax purposes, we have approximately $2.3 billion of net operating loss ("NOL") carryforwards as of March 31, 2011. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2031. To protect our ability to utilize our NOLs and other tax assets from an "ownership change" under U.S. federal income tax rules, we adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.
As of March 31, 2011, before consideration of our valuation allowance, we had deferred tax assets ("DTA"), net of deferred tax liabilities, of approximately $845.6 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years, and the continued uncertainty around our future operating results. We also considered several sources of positive evidence when assessing the need for a valuation allowance such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.

A valuation allowance of approximately $818.1 million and $851.9 million was recorded against our net DTA of approximately $845.6 million and $879.4 million at March 31, 2011, and December 31, 2010, respectively. The remaining DTA of approximately $27.5 million represents our NOL carryback, which we expect to utilize in the coming months as a result of our anticipated settlement with the Internal Revenue Service ("IRS") relating to tax years 2000 through 2007.

11. Recent Accounting Pronouncements
There were no applicable new accounting pronouncements issued during the quarter ended March 31, 2011.

12. Selected Financial Information of Registrant—Radian Group
The following is selected financial information for Radian Group:

(In thousands)	March 31, 2011	December 31, 2010
Investment in subsidiaries, at equity in net assets	$1,063,814	$947,724
Total assets	1,984,080	1,864,896
Long-term debt	968,199	964,788
Total liabilities	1,011,183	1,005,116
Total stockholders’ equity	972,897	859,780
Total liabilities and stockholders’ equity	1,984,080	1,864,896

13. Commitments and Contingencies
On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac Bank ("IndyMac"), Deutsche Bank National Trust Company ("Deutsche Bank"), Financial Guaranty Insurance Company ("FGIC"), Ambac Assurance Corporation ("Ambac") and MBIA Insurance Corporation ("MBIA") as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million and represents the aggregate RIF related to these policies.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

In March 2009, FGIC, Ambac and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represents approximately $21 million of the approximately $77 million in total claim liability. These settlements resolved the declaratory judgment action as it pertains to Ambac and MBIA, and the arbitrations commenced by Ambac and MBIA were dismissed with prejudice. We have reached agreements in principle with FGIC and with Deutsche Bank, the essential terms of which will be submitted to the noteholders. These settlements are with respect to the third disputed pool policy, which policy represents the remaining $29 million of the approximately $77 million in total claim liability. The arbitration with FGIC and Deutsche Bank has been stayed indefinitely pending finalization and execution of the settlement agreement with FGIC and with Deutsche Bank.
On August 13, 2010, American Home Mortgage Servicing, Inc. ("AHMSI") filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe there are approximately 256 loans for which insurance was not reinstated. According to AHMSI, Radian Guaranty's refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party of interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustee of the securities as an additional plaintiff to the complaint. On February 24, 2011, we filed a motion to dismiss the amended complaint and a motion to have this case moved to the United States District Court for the Eastern District of Pennsylvania.  Oral arguments on these motions are scheduled for May 16, 2011.
The elevated levels of our rate of rescissions and denials have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with these customers regarding rescissions or denials which, if not resolved, could result in arbitration or judicial proceedings. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. See Note 7 for further information.
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
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities ("MBS")). To allow our customers to comply with these regulations, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $182.9 million of remaining credit exposure.
Under change of control agreements with certain of our officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $6.7 million as of March 31, 2011. In addition, in the event of a change of control of Radian Group under certain of our long term cash-based incentive plans, we would be required to pay approximately $15.0 million to plan participants as of March 31, 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $90.0 million in alternative investments ($12.3 million of unfunded commitments at March 31, 2011) that are primarily private equity securities. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
On March 1, 2011, we sold our 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This holding company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although we wrote off our entire interest in this company in 2005 and have sold our ownership interest, under Brazilian law, it is possible that we could become liable for our proportionate share of the liabilities of the company related to the period in which we were a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. Our share of the liabilities of the company attributable to this period was approximately $103.4 million as of December 31, 2010.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans that we are simultaneously underwriting for compliance with secondary market compliance and for potential mortgage insurance. In the first quarter of 2011, we paid losses related to contract underwriting remedies of approximately $2.5 million. Rising mortgage interest rates or further economic uncertainty may expose the mortgage insurance business to an increase in such costs. In the first quarter of 2011, our provision for contract underwriting expenses was approximately $2.1 million and our reserve for contract underwriting obligations at March 31, 2011, was $2.1 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $8.7 million, of which $5.3 million has not been recorded as of March 31, 2011. The remaining cost for these agreements is expected to be recorded over the next two years.

14. Subsequent Events
In April 2011, one of our financial guaranty counterparties exercised its termination right with respect to five corporate CDO transactions. This termination reduced our financial guaranty segment's net par outstanding by approximately $1.7 billion, and decreased the present value of expected future installment premiums by $7.4 million. As a result of this termination, we will record credit enhancement fees of $0.5 million and reverse $0.9 million of unrealized losses on derivatives in the second quarter of 2011.
In April 2011, we commuted approximately $0.5 billion of net par outstanding of reinsurance exposure from one of our primary reinsurance customers. We did not pay any amount to commute this exposure other than a refund of approximately $3.0 million of unearned premium reserves, net of ceding commissions. This commutation will result in an estimated increase in pre-tax income of $8.0 million in the second quarter of 2011, primarily as a result of a decrease in the derivative and net claim liabilities of $3.1 million and $3.3 million, respectively, which had been established for the exposure that was commuted.
In April 2011, we paid approximately $39 million to terminate a structured mortgage insurance transaction comprising $45 million of pool insurance RIF. This transaction had the effect of reducing our pool insurance default count by approximately 2,200 loans. This transaction will result in approximately $6.5 million of pre-tax income in the second quarter of 2011 as a result of a reduction in reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the fiscal year ended December 31, 2010 for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Forward Looking Statements—Safe Harbor Provisions" above and the "Risk Factors" detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and in Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner.

Business Summary
We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance. Our business segments are currently mortgage insurance and financial guaranty. Prior to January 1, 2011, we also had a third segment—financial services. Our financial services segment had consisted mainly of our ownership interest in Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), which was a credit-based consumer asset business. We wrote off our entire investment in C-BASS in 2007. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010, and was subsequently liquidated. Our interest in C-BASS was extinguished pursuant to the Plan of Liquidation that was confirmed on April 25, 2011. In addition, until May 3, 2010, when we sold our remaining interest therein, our financial services segment included our interest in Sherman Financial Group LLC ("Sherman"), a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets.
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We have provided these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as "Radian Guaranty," "Amerin Guaranty," and "Radian Insurance," respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association ("Fannie Mae"). We refer to Freddie Mac and Fannie Mae together as "Government Sponsored Enterprises" or "GSEs."
Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages ("first-lien"). At March 31, 2011, primary insurance on first-liens made up approximately 93.0% of our total first-lien insurance risk in force ("RIF") and pool insurance comprised approximately 7.0% of our total first-lien insurance RIF.
Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, in the past we have used Radian Insurance or Amerin Guaranty to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages ("second-lien"), credit enhancement on net interest margin securities ("NIMS"), credit default swaps ("CDSs") on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as "non-traditional" or "other risk"). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. As of March 31, 2011, the aggregate remaining risk on such non-traditional mortgage credit enhancement was $357 million.
Financial Guaranty
Our financial guaranty segment has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. ("Radian Asset Assurance"), a wholly-owned subsidiary of Radian Guaranty. We also wrote financial guaranty business internationally through Radian Asset Assurance Limited ("RAAL"), an insurance company licensed in the United Kingdom and a subsidiary of Radian Asset Assurance. All of our exposure written through RAAL has been novated to Radian Asset Assurance or commuted, and we placed RAAL into liquidation in 2010. We expect the liquidation of RAAL to be completed during the second half of 2011.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the "credit spread") between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Traditionally, investors have benefited from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of default on the obligation. Market developments, including ratings downgrades of most financial guaranty insurance companies (including Radian Asset Assurance), have significantly reduced the benefits of financial guaranty insurance, particularly certain forms of financial guaranty structured finance transactions.
We have provided direct financial guaranty credit protection either through the issuance of a financial guaranty insurance policy or CDSs. Both forms of credit enhancement can provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation, and in the case of most of our financial guaranty CDSs, credit protection in excess of specified aggregate losses. By providing protection through CDSs, we were able to participate in transactions involving asset classes (such as corporate collateralized debt obligations ("CDOs")) that may not have been available to us through the issuance of a traditional financial guaranty insurance policy. Either form of credit enhancement requires similar underwriting and surveillance.
We historically offered the following financial guaranty products:

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

•
Structured Finance—Insurance of structured finance obligations, including CDOs and asset-backed securities ("ABS"), consisting of funded and non-funded (referred to herein as "synthetic") executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that collateralize or underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, trust preferred securities ("TruPs"), diversified payment rights ("DPR"), a variety of consumer loans, equipment receivables, real and personal property leases, or a combination of asset classes or securities backed by one or more of these pools of assets. We have also guaranteed excess clearing losses of securities exchange clearinghouses;

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

We continue to explore ways to maximize the value of our existing insured financial guaranty portfolio, including the possibility of partnering with third-parties to utilize all or a portion of the portfolio as a platform for writing new public finance and infrastructure business, as well as other possible ways to leverage the portfolio. On February 1, 2011, Radian Asset Assurance signed an agreement to purchase Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell"), a New York domiciled financial guaranty insurance company that has not written any business, but has obtained licenses to do so in 36 states and the District of Columbia. The acquisition, which remains subject to regulatory approval, will provide Radian Asset Assurance with the flexibility to consider using the FG Insurance Shell to pursue strategic alternatives in the public finance market, including possibly partnering with third-party investors to write new public finance insurance and/or reinsuring all or a portion of Radian Asset Assurance’s existing public finance business. We expect that any new initiative for the FG Insurance Shell will be consistent with our ultimate goal of reducing our financial guaranty exposure. The expected purchase price of approximately $82 million is $7 million above the value of the statutory capital base of the FG Insurance Shell, consisting of approximately $75 million of cash, cash equivalents and treasury securities.
Financial Guaranty Exposure Subject to Recapture or Termination.   As a result of multiple ratings downgrades of Radian Asset Assurance, approximately $57.1 billion of our total net par outstanding as of March 31, 2011, (representing 73.7% of our financial guaranty segment’s total net par outstanding) remained subject to recapture or termination at the option of our primary reinsurance customers and credit derivative counterparties.
If all of our direct insurance that were subject to termination were terminated as of March 31, 2011, our net par outstanding would have been reduced by $34.1 billion, and because our contracts do not require mark-to-market settlement payments in such circumstances, no cash payment would be required by either party. In addition, the present value of expected future installment premiums would decrease by $104.6 million. Furthermore, $7.1 million of unearned premium reserves would be earned and net unrealized losses on derivatives and variable interest entities ("VIEs") of $493.9 million would also have been reversed had these transactions been terminated as of March 31, 2011.
In April 2011, one of our counterparties exercised its termination right with respect to five corporate CDO transactions. This termination reduced our net par outstanding by approximately $1.7 billion, and decreased the present value of expected future installment premiums by $7.4 million. As a result of this termination, we will record credit enhancement fees of $0.5 million and reverse $0.9 million of unrealized losses on derivatives in the second quarter of 2011.
If all of our reinsurance that were subject to recapture were recaptured as of March 31, 2011, our net par outstanding would have been reduced by $23.0 billion and the pre-tax impact on our financial statements would have been as follows:

Statement of Operations (In millions)
Decrease in assumed premiums written	$(244.2)
Decrease in net premiums earned	$(37.0)
Increase in change in fair value of derivative instruments - gain	23.8
Decrease in policy acquisition costs	4.9
Decrease in provision for losses	10.6
Increase in pre-tax income	$2.3

Balance Sheet (In millions)
Decrease in:
Cash	$177.3
Deferred policy acquisition costs	69.3
Accounts and notes receivable	32.7
Derivative assets	1.2
Unearned premiums	207.2
Reserves for losses and loss adjustment expenses ("LAE")	50.6
Derivative liabilities	25.0
Assuming all of this reinsurance business were recaptured as of March 31, 2011, Radian Asset Assurance’s statutory surplus would have increased by approximately $155.9 million, primarily as a result of the release of contingency reserves.

While our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties, because we have entered into multiple treaties with each customer, it is possible that a customer may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. This selective recapture, if it occurs, could potentially leave us with risk that is more concentrated in troubled asset classes. Approximately $21.5 billion or 93.0% of Radian Asset Assurance's net par reinsurance exposure outstanding at March 31, 2011, was ceded from primary reinsurance customers that are subsidiaries of Assured Guaranty Ltd. Consequently, the credit performance of such reinsurance, as well as any decision to recapture ceded business, is dependent upon primary insurers that are subsidiaries of this one holding company and their surveillance and mitigation abilities.
In April 2011, we commuted approximately $0.5 billion of net par outstanding of reinsurance exposure from one of our primary reinsurance customers (the "April 2011 Reinsurance Commutation"). We did not pay any amount to commute this exposure other than a refund of approximately $3.0 million of unearned premium reserves, net of ceding commissions. This commutation will result in an estimated increase in pre-tax income of $8.0 million in the second quarter of 2011, primarily as a result of a decrease in derivative and net claim liabilities of $3.1 million and $3.3 million, respectively, which had been established for the exposure that was commuted.
Overview of Business Results
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. While the improved credit quality of new mortgage insurance business has continued in 2011, the ongoing downturn in the housing and related credit markets, characterized by a decrease in mortgage originations, decline in home prices in many markets, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. There is a great deal of uncertainty regarding our ultimate loss performance. The possibility that the United States ("U.S.") economy may not fully recover from the most recent recession or may reenter a recessionary period following a brief period of stabilization or growth, the lack of meaningful liquidity in some sectors of the capital and credit markets, the potential for continued high unemployment, and limited home price appreciation or further depreciation may add further stress on the performance of our insured assets.
Our businesses have been significantly affected by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies, and the Federal Housing Authority ("FHA") remains our primary competitor outside of the private mortgage insurance industry. Federal and state efforts to support homeowners and the housing market, including through the U.S. Department of Treasury's Homeowner Affordability and Stability Plan ("HASP"), have had a positive impact on our business. Various regulatory agencies are now in the process of developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that are expected to have a significant impact on the housing finance industry, and the U.S. Congress is planning for the reform of the housing finance market, including the future roles of the GSEs. See Risk Factors—"Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business,""A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business," and "The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses" in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Mortgage Insurance

•
Defaults.   Our first-lien primary default rate at March 31, 2011, was 15.5%, compared to 16.5% at December 31, 2010. Our primary default inventory decreased by 6.8% during the first quarter of 2011 and continued to decline in April 2011. This positive trend is primarily the result of fewer new defaults compared to the number of defaults that cured ("cures"), combined with the payment of claims on defaulted loans and the number of loans for which coverage was rescinded or claims were denied. Despite this positive trend, our overall primary default rates continue to remain elevated due to high unemployment and continued weakness in the U.S. housing and mortgage credit markets. Defaults have remained at elevated levels across all our mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. Overall, the underlying trend of high defaults continues to be driven primarily by the poor performance of our 2005 through 2008 books of business. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures, particularly coming from our older delinquent loans. While we expect new primary, first-lien defaults to continue to decrease throughout 2011, based on the current pace of this decrease, we do not expect our mortgage insurance business to be profitable for the remainder of 2011.

A slowdown in mortgage foreclosures, and consequently a slowdown in claims submitted to us, has contributed to the sustained high level of our default inventory, mainly due to the foreclosure moratoriums imposed by various government entities and lenders, and to the effect of prolonged modification programs for delinquent loans. This has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case. Recently, this slowdown in claims has been further exacerbated by additional foreclosure moratoriums imposed by certain servicers that are related to allegations that servicers and other third parties acted improperly in foreclosure proceedings.

•
Provision for Losses.   Our mortgage insurance provision for losses was $414.0 million for the three months ended March 31, 2011. While our loss provision for new default notices received in the first quarter of 2011 was less than both the first quarter and fourth quarter of 2010, this positive trend was substantially offset by (i) incurred losses related to an increase in our aggregate weighted average estimated rate at which defaults move to claim ("default to claim rate"), primarily due to an increase in the weighted average age of underlying defaulted loans, and to a lesser extent, a reduction in our estimated future rescissions and denials, and (ii) an increase in our incurred but not reported ("IBNR") reserve estimate, primarily related to an increase in our estimate of the future reinstatements of previously rescinded policies and denied claims.

Our mortgage insurance reserve for losses continues to be impacted by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud, underwriter negligence or other factors, including our recent experience regarding reinstatements of previously rescinded policies and denied claims. Our current level of rescissions and denials remains elevated compared to historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our extensive efforts to examine more claims for potential rescissions or denials. While we expect the level of rescissions and denials to continue to remain elevated from historical levels as long as our 2005 through 2008 insurance policies comprise the majority of our default inventory, our weighted average estimated rescission and denial rates have decreased modestly during 2011.

•
Claims paid.  Total mortgage insurance claims paid in the first quarter of 2011 were $365.2 million. Foreclosure moratoriums and loan modification programs have reduced the number of defaults going to claim. We cannot be certain of the ultimate impact of these programs on our business or results of operations, or the timing of this impact. Some of the most recent foreclosure moratoriums related to foreclosure documentation may further delay our receipt of claims, although we expect claims to increase during the balance of 2011. We currently expect total claims paid in 2011 to be approximately $1.7 billion.

•
New Insurance Written.   We wrote $2.6 billion of new mortgage insurance in the first quarter of 2011, compared to $1.9 billion of insurance written in the corresponding period of 2010. This increase is mainly the result of an increase in the penetration rate of private mortgage insurance in the overall insured mortgage market and our increased sales efforts. We have been more aggressively marketing our product offerings that favorably compete with the FHA prices in order to gain market share back from the FHA. Effective April 18, 2011, the FHA reduced its upfront mortgage insurance premium and increased its annual premium. While we cannot predict what impact these premium changes will have on our new insurance written ("NIW") in the future, we believe that the new FHA pricing could allow us to be more competitive with the FHA than in the recent past. While the private mortgage insurance industry has made some progress in recapturing business from the FHA, the FHA's market share remains historically high, and this competition with the FHA, in conjunction with the other factors identified above, is likely to continue to negatively affect the volume of our NIW.

Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, the credit profile of our mortgage insurance portfolio has improved. Our implementation of these stricter guidelines has also contributed to the reduction in NIW as compared to historical levels. For 2010 and 2011, almost all of our new business production was prime business. In addition, Fair Isaac and Company ("FICO") scores for the borrowers of these insured mortgages have increased, while the loan-to-value ("LTV") on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•
Terminations. In 2009, we began pursuing opportunities to manage our legacy mortgage insurance portfolio and non-traditional mortgage insurance RIF through a series of commutations, transaction settlements and terminations, including the following notable transactions during 2011:

•
In February 2011, we exercised our option to terminate two of our four Smart Home transactions, which added approximately $41.0 million of RIF to our portfolio. There was minimal impact to our financial statements, as funds received were offset by expenses paid.

•
In order to mitigate future expected losses, during the first quarter of 2011, we purchased one NIMS bond with approximately $0.9 million face value, at a purchase price approximately equal to our fair value liability for such NIMS at the time of purchase.

•
In April 2011, we paid approximately $39 million to terminate a structured transaction, comprising $45 million of pool insurance RIF. This transaction had the effect of reducing our pool insurance default count by approximately 2,200 loans. This transaction will result in approximately $6.5 million of pre-tax income in the second quarter of 2011 as a result of a reduction in reserves.

Financial Guaranty

•
Net Par Outstanding.   Our financial guaranty segment's net par outstanding was $77.5 billion as of March 31, 2011, compared to $78.8 billion at December 31, 2010. The reduction in net par outstanding was primarily due to a counterparty exercising its early termination right with respect to a TruPs CDO transaction, the amortization or scheduled maturity of our insured portfolio, and prepayments ("refundings") of public finance transactions. Our financial guaranty segment's net par outstanding decreased by an additional $2.2 billion in April 2011, primarily as a result of the April 2011 Reinsurance Commutation and the termination of five corporate CDO transactions as discussed above. In light of our decision in 2008 to discontinue writing new financial guaranty business, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to proactively reduce our financial guaranty RIF.

•
Credit Performance.   The overall credit quality of our financial guaranty insured portfolio improved slightly during the first quarter of 2011. The percentage of internally rated AAA credits in our portfolio increased to 45.2% of our net par outstanding at March 31, 2011, from 43.0% at December 31, 2010, primarily due to credit improvements in our insured corporate CDO portfolio, which offset some credit deterioration in our public finance portfolio.

•
Public Finance. Our public finance insured portfolio continues to experience stress from the general economic downturn and slow economic recovery. The percentage of our insured public finance portfolio rated below investment grade ("BIG") increased to 4.9% of our financial guaranty segment's net par outstanding at March 31, 2011, compared to 4.6% at December 31, 2010. The greatest level of stress continues to be in the healthcare and long-term care sectors. Although we have seen some stabilization and modest improvement in the performance of some healthcare credits in the portfolio, with no additional downgrades to BIG within the sector during the first quarter of 2011, the credit performance outlook for the healthcare sector remains challenging, particularly due to uncertainty regarding the future of healthcare reform and state and federal funding for healthcare expenditures. Although the states and municipalities included within our government-related insured credits have generally been able to withstand stresses to date, the lagging impact on municipal governments from recent economic conditions is becoming more evident. We expect the negative trend in this sector to continue at least through the remainder of 2011 due to the protracted economic downturn and slow economic recovery, the end of federal stimulus revenues and slow recoveries of tax-based revenues (in particular where tax revenues are derived from the value of real estate), which trend we expect will continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. As a result, we may continue to experience further credit deterioration and municipal defaults in our government-related insured credits.

•
Structured Finance. The credit performance of our structured finance portfolio continued to improve in the first quarter of 2011, with no structured finance credits being downgraded to BIG and no new defaults occurring in the collateral underlying our corporate CDOs in 2011. The percentage of internally rated AAA credits in our structured finance portfolio increased to 78.9% of our financial guaranty segment's net par outstanding at March 31, 2011, from 75.8% of our net par outstanding at December 31, 2010. With respect to our directly insured TruPs CDOs, we experienced both deterioration (due mainly to interest deferrals) and some stabilization in the TruPs collateral (due to cures of previous interest deferrals). In addition, during the first quarter of 2011, one counterparty exercised its right to terminate a TruPs CDO with $84.9 million of net par outstanding. See "Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information" below for additional information regarding material changes in the credit performance of our insured TruPs CDO portfolio.

With respect to our CDOs of commercial mortgage-backed securities ("CMBS") transactions, despite signs of improvement within the commercial real estate sector, delinquencies and cumulative losses continued to increase across many of the CMBS backing these CDOs. Despite this deterioration, our internal ratings for these transactions remained unchanged, and we continue to expect no claim payments on these transactions. We increased reserves on several of our insured domestic, non-CDO, residential mortgage-backed securities ("RMBS") due to the estimated impact that the combination of prolonged foreclosures and declining home values may have on these transactions.

Results of Operations
Our results for the quarter ended March 31, 2011, were positively impacted by the change in fair value of derivative instruments and VIE liabilities, which occurred primarily due to the widening of Radian Group's five-year credit default swap ("CDS") spread and the corresponding decline in the fair value liability of our insured obligations, primarily TruPs CDOs. Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our ultimate net credit loss payments with respect to these obligations.

Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) that we expect to pay in claims with respect to our insured credit derivatives and net VIE liabilities. The estimated fair value of these obligations is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction specific conditions and factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. However, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of gains or losses and the corresponding reversal of unrealized gains or losses.
The following table summarizes the fair value amounts reflected on our condensed consolidated balance sheet at March 31, 2011, related to these instruments and the present value of our estimated credit loss payments on these instruments.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Trading securities	$—	$90.2	$90.2
Derivative assets	9.0	15.1	24.1
Other assets	—	108.1	108.1
Total assets	9.0	213.4	222.4
Derivative liabilities	—	487.3	487.3
VIE debt-at fair value	72.4	300.6	373.0
Accounts payable and accrued expenses	—	0.9	0.9
Total liabilities	72.4	788.8	861.2
Total fair value net liabilities	$63.4	$575.4	$638.8
Present value of estimated credit loss payments (1)	$70.9	$456.4	$527.3
___________________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses, calculated using a discount rate of 2.5%, which represents our current investment yield. At a discount rate of 5%, our estimated credit loss payments would decrease by approximately $189.9 million to $337.4 million, with most of the decrease related to financial guaranty derivatives and VIEs.

Results of Operations—Consolidated
Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,		% Change
($ in millions)	2011	2010	2011 vs. 2010
Net income (loss)	$103.0	$(310.4)	n/m
Net premiums written—insurance	182.7	155.5	17.5%
Net premiums earned—insurance	203.0	198.3	2.4
Net investment income	42.2	45.4	(7.0)
Net gains on investments	37.4	58.0	(35.5)
Change in fair value of derivative instruments	243.9	(78.0)	n/m
Net gains (losses) on other financial instruments	75.3	(101.6)	n/m
Other income	1.4	5.8	(75.9)
Provision for losses	427.4	543.9	(21.4)
Change in reserve for premium deficiency	(1.4)	(1.2)	16.7
Policy acquisition costs	14.1	14.9	(5.4)
Other operating expenses	46.2	65.1	(29.0)
Interest expense	17.0	10.8	57.4
Equity in net income of affiliates	0.1	8.1	(98.8)
Income tax benefit	(3.0)	(187.1)	(98.4)
 __________________________
n/m – not meaningful
Net Income (Loss).   Our results for the three months ended March 31, 2011, reflected significant unrealized gains in the change in fair value of derivative instruments and in other financial instruments, compared to unrealized losses for both items in the comparable period of 2010. While the provision for losses remained elevated for both periods, the provision decreased for the three months ended March 31, 2011, compared to the same period of 2010, which positively impacted the 2011 quarterly results. Partially offsetting these positive results was a reduction in the income tax benefit in 2011 compared to 2010. The company established a valuation allowance against our deferred tax assets ("DTA") in the fourth quarter of 2010.
Net Premiums Written and Earned.   Net premiums written for the three months ended March 31, 2011, increased compared to the same period of 2010, due to an increase in premiums written in the mortgage insurance segment. For the three months ended March 31, 2011, net premiums earned increased compared to the same period in 2010, as a result of an increase in net premiums earned in our mortgage insurance segment, partially offset by a decrease in net premiums earned in our financial guaranty segment. See "Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010—Net Premiums Written and Earned" and "Results of Operations—Financial Guaranty—Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010—Net Premiums Written and Earned" below for further information.
Net Investment Income.   The decrease in net investment income during the three months ended March 31, 2011, as compared to the same period of 2010, was due to lower yields on taxable investments in our investment portfolio. Additionally, we continued to reallocate our investment portfolio to short-term and shorter duration investments with lower interest rates in anticipation of increasing claim payments in our mortgage insurance segment.
Net Gains on Investments.   The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Net gains related to change in fair value of trading securities	$25.7	$52.2
Net realized gains on sales and redemptions	11.7	5.8
Net gains on investments	$37.4	$58.0

Change in Fair Value of Derivative Instruments.   The components of the gains (losses) included in change in fair value of derivative instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Statements of Operations
Net premiums earned—derivatives	$10.9	$12.1
Financial Guaranty credit derivative liabilities	234.6	(84.1)
Financial Guaranty VIE derivative liabilities	(0.9)	(3.2)
NIMS	(1.9)	(0.2)
Put options on Money Market Committed Preferred Custodial Trust Securities ("CPS")	—	(2.1)
Other	1.2	(0.5)
Change in fair value of derivative instruments	$243.9	$(78.0)
The unrealized gains experienced during the first quarter of 2011 are primarily due to the widening of Radian Group's five-year CDS spread. See "Results of Operations—Financial Guaranty—Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010—Change in Fair Value of Derivative Instruments" for further information.
The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets. Radian Group's five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific liabilities is typically based on the remaining term of the instrument.

(In basis points)	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
Radian Group's five-year CDS spread	642	465	983	1,530

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk March 31, 2011	Impact of Radian Non-Performance Risk March 31, 2011	Fair Value Liability Recorded March 31, 2011
Corporate CDOs	$(324.1)	$278.4	$(45.7)
Non-Corporate CDO-related	(1,579.1)	1,072.5	(506.6)
NIMS-related	(68.8)	5.4	(63.4)
Total	$(1,972.0)	$1,356.3	$(615.7)

Product (In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Corporate CDOs	$(387.1)	$281.5	$(105.6)
Non-Corporate CDO-related	(1,696.2)	934.1	(762.1)
NIMS-related	(134.1)	4.8	(129.3)
Total	$(2,217.4)	$1,220.4	$(997.0)

Net Gains (Losses) on Other Financial Instruments.   The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Net gains (losses) related to NIMS VIE debt	$2.4	$(30.7)
Gain (loss) related to change in fair value of Financial Guaranty VIE debt	70.5	(75.7)
Gains related to other Financial Guaranty VIE assets	3.9	1.9
Gain on the repurchase of long-term debt	—	2.5
Loss related to CPS VIE	—	(0.2)
Other	(1.5)	0.6
Net gains (losses) on other financial instruments	$75.3	$(101.6)
The results for the three months ended March 31, 2011, were mainly impacted by gains on financial guaranty VIE debt that resulted from the widening of Radian Group's five-year CDS spread. See "Results of Operations—Financial Guaranty—Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010—Net Gains (Losses) on Other Financial Instruments" for further information.
Other Income.   The results for the three months ended March 31, 2010, include the impact related to the consolidation of certain VIE assets in our financial guaranty segment.
Provision for Losses.   The provision for losses for the three months ended March 31, 2011, decreased from the comparable period of 2010, due to a decrease in both our mortgage insurance and financial guaranty provision for losses. See "Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010—Provision for Losses" and "Results of Operations—Financial Guaranty—Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010—Provision for Losses" below for further information.

Other Operating Expenses.   The decrease in other operating expenses for the three months ended March 31, 2011, compared to the same period in 2010, was the result of (i) a $16 million decrease in cash and stock-based compensation costs, which are correlated to our stock price, and (ii) a $4 million decrease in director compensation.
Interest Expense.   These amounts reflect interest on our long-term debt. In November 2010, we issued $450 million of convertible notes due November 2017 (the "Convertible Notes"), which increased our interest expense for the three months ended March 31, 2011.
Equity in Net Income of Affiliates.   The results for the three months ended March 31, 2011, reflect other income related to investments in certain real estate mortgage investment conduit residual interests. The results for the three months ended March 31, 2010, represent our equity in the net income related to our 28.7% interest in Sherman, which we sold in the second quarter of 2010.
Income Tax Benefit.   The income tax benefit for the three months ended March 31, 2011, was impacted by state and foreign taxes, the tax effect relating to uncertain income tax positions, and a change in the valuation allowance against our DTA due to results of continuing operations. The tax benefit for 2010 was mainly impacted by tax exempt interest income, state and foreign taxes and the tax effect relating to uncertain income tax positions.

Results of Operations—Mortgage Insurance
Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010
The following table summarizes our mortgage insurance segment’s results of operations for the periods indicated:

	Three Months Ended March 31,		% Change
($ in millions)	2011	2010	2011 vs. 2010
Net loss	$(236.0)	$(236.5)	(0.2)%
Net premiums written—insurance	180.8	157.0	15.2
Net premiums earned—insurance	186.1	177.3	5.0
Net investment income	26.8	26.4	1.8
Net gains on investments	17.7	28.8	(38.6)
Change in fair value of derivative instruments	(0.4)	0.2	n/m
Net gains (losses) on other financial instruments	2.5	(30.2)	n/m
Other income	1.4	1.8	(22.2)
Provision for losses	414.0	529.1	(21.8)
Change in reserve for premium deficiency	(1.4)	(1.2)	12.3
Policy acquisition costs	10.2	10.5	(2.7)
Other operating expenses	34.1	46.2	(26.2)
Interest expense	9.8	2.1	n/m
Income tax provision (benefit)	3.5	(145.8)	n/m
 __________________________
n/m – not meaningful
Net Loss.   The results for the three months ended March 31, 2011, compared to the same period of 2010, primarily reflect a decrease in the provision for losses, partially offset by a decrease in the income tax benefit.
Net Premiums Written and Earned.   The increase in premiums written for the three months ended March 31, 2011, compared to the same period of 2010, was due primarily to a decrease in ceded premiums resulting from the run-off and termination of captive reinsurance arrangements. Net premiums earned increased in the first quarter of 2011 compared to 2010 due to a decrease in ceded premiums resulting from the termination of captive reinsurance arrangements, and decreases in the rescission premium refund estimate due to lower defaults and reductions in estimated rescission rates. Offsetting these increases was a decrease in primary and pool insurance premiums earned as a result of the reduction in our insurance in force.
The following table provides additional information related to premiums written and earned for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2011	2010
Premiums written
Primary and Pool Insurance	$180,257	$157,413
Second-lien	620	(455)
International	(31)	74
Total premiums written—insurance	$180,846	$157,032
Premiums earned
Primary and Pool Insurance	$183,469	$174,112
Second-lien	620	511
International	2,045	2,716
Total premiums earned—insurance	$186,134	$177,339
Smart Home
Ceded premiums written and earned	$2,185	$2,322

Net Investment Income.   Our mortgage insurance net investment income in the first quarter of 2011 as compared to the first quarter of 2010, reflects lower yields on taxable investments in our investment portfolio. We continued to reallocate our investment portfolio to short-term and shorter duration investments with lower interest rates in anticipation of increasing claim payments. Both periods include an allocation to the mortgage insurance segment of net investment income based on allocated capital, which was higher in the first quarter of 2011 compared to the corresponding period of 2010.
Net Gains on Investments.   The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Net gains related to change in fair value of trading securities	$12.4	$24.6
Net realized gains on sales and redemptions	5.3	4.2
Net gains on investments	$17.7	$28.8

Change in Fair Value of Derivative Instruments.   The components of the (losses) gains included in change in fair value of derivative instruments for our mortgage insurance segment for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Net premiums earned—derivatives	$—	$0.1
NIMS	(1.9)	(0.2)
Put options on CPS	0.3	—
Other	1.2	0.3
Change in fair value of derivative instruments	$(0.4)	$0.2

Net Gains (Losses) on Other Financial Instruments.   The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Net gains (losses) related to NIMS VIE debt	$2.4	$(30.7)
Gain on the repurchase of long-term debt	—	0.5
Other	0.1	—
Net gains (losses) on other financial instruments	$2.5	$(30.2)
The results for the three months ended March 31, 2011, and 2010 were impacted by the movement of Radian Group's five-year CDS spread, which widened by 177 basis points during the first quarter of 2011, compared to the spread tightening by 547 basis points during the first quarter of 2010. The results for the three months ended March 31, 2010, also reflect our purchase of a significant amount of insured NIMS during that period.

Provision for Losses.   Our mortgage insurance provision for losses decreased for the three months ended March 31, 2011, compared to the corresponding period in 2010. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2011	2010
New defaults	$178.0	$233.9
Cures and prepayments	(254.8)	(268.9)
Existing defaults (1)	368.6	474.0
Claim dispositions (2)	110.6	51.0
Second-lien, LAE and Other	11.6	39.1
Provision for losses	$414.0	$529.1
_____________________
(1)    Represents the provision for losses attributable to loans that were in a default status (including pending claims) as of the beginning and end of the period.
(2)    Represents the provision for losses attributable to loans that were in default as of the beginning of the quarter but were either a paid claim or a rescission or denial during the quarter. Also incorporates changes to our IBNR reserve for the quarter, including changes in estimated IBNR losses for estimated reinstatements of previously rescinded policies and denied claims.

New default notices received in the current year negatively affected our provision for losses in the first quarter of 2011, although the impact was less than for the comparable period in 2010. In addition, changes in our loss estimates related to existing defaults negatively impacted our results in the first quarter of 2011, as the $368.6 million increase in reserves on existing defaults exceeded the $254.8 million of reserves released during the period due to cures and prepayments. This adverse development in 2011 was driven by an increase in our aggregate weighted average estimated default to claim rate, due primarily to an increase in the weighted average age of underlying defaulted loans and a reduction in the estimated benefits of rescissions and denials. Our IBNR reserve estimate increased by $76.7 million during the first quarter of 2011, primarily related to an increase in our estimate of the future reinstatements of previously rescinded policies and denied claims. The adverse development on existing defaults in the first quarter of 2010 was also impacted by increases in our severity assumptions, due mainly to refinements in estimates on pool insurance defaults.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Our IBNR reserve estimate, which includes an estimate of the future reinstatements of previously rescinded policies and denied claims, was $116.2 million and $39.5 million at March 31, 2011, and December 31, 2010, respectively. The change in this estimate primarily reflects recent trends in insurance rescissions and claim denial activity as a result of lenders challenging a greater number of rescissions and denials, and the overall challenges being more substantive in nature (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment). As a result, we expect that an increasingly larger portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid.
The following table illustrates the impact to our loss reserve estimates due to estimated insurance rescissions and claim denials as of the dates indicated:

(In millions)	March 31, 2011	December 31, 2010
Decrease to our loss reserve due to estimated rescissions and denials	$(783)	$(922)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied for the periods indicated:

	Three Months Ended March 31,
(In millions)	2011	2010
Rescissions—first loss position	$93.8	129.4
Denials—first loss position	24.6	8.0
Total first loss position (1)	118.4	137.4

Rescissions—second loss position	31.0	110.4
Denials—second loss position	2.7	3.7
Total second loss position (2)	33.7	114.1
Total first-lien claims submitted for payment that were rescinded or denied (3)	$152.1	$251.5
______________________
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

The following table illustrates the total amount of first-lien claims submitted to us for payment that were rescinded in the years noted, and then subsequently were challenged (“rebutted”) by the lenders and policyholders, but not reinstated, as of March 31, 2011:

(In millions)	2011	2010	2009
First loss position	$33.5	$153.6	$97.7
Second loss position	8.4	59.1	87.8
Total non-overturned rebuttals on rescinded first-lien claims	$41.9	$212.7	$185.5
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
The following table shows the cumulative denial and rescission rates, net of reinstatements, as of March 31, 2011, on our total first-lien portfolio for each quarter in which the claims were received:

Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2008	12.2%	100%
Q2 2008	13.2%	100%
Q3 2008	19.3%	100%
Q4 2008	21.4%	100%
Q1 2009	24.4%	99%
Q2 2009	26.0%	99%
Q3 2009	23.5%	99%
Q4 2009	21.2%	97%
Q1 2010	18.4%	94%
Q2 2010	16.1%	88%
Q3 2010	9.3%	74%
__________________________

(1)
Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of March 31, 2011) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been resolved, the rescission rates for each quarter will be subject to change. These rates are also subject to change based on reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the fourth quarter of 2010 and the first quarter of 2011, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

Other Operating Expenses.   The decrease in other operating expenses for the three months ended March 31, 2011, compared to the same period of 2010, was primarily due to a decrease in cash and stock-based compensation expense and a decrease in consulting fees. Contract underwriting expenses for the three months ended March 31, 2011, including the impact of reserves for contract underwriting remedies, were $3.7 million compared to $1.7 million for the corresponding period of 2010, primarily due to an increase in remedies. During the first quarter of 2011, loans underwritten via contract underwriting accounted for 12.4% of applications, 10.9% of commitments for insurance and 12.3% of insurance certificates issued, compared to 19.6%, 16.9% and 15.0%, respectively, for the first quarter of 2010.
Interest Expense.   The first quarters of 2011 and 2010 include an allocation to the mortgage insurance segment of interest on our long-term debt based on allocated capital, which was higher in the first quarter of 2011 than in the first quarter of 2010. Interest expense was higher in the first quarter of 2011 compared to the corresponding period of 2010 as a result of our issuance of the Convertible Notes in November 2010.
Income Tax Provision (Benefit).   The income tax provision for the three months ended March 31, 2011, was impacted by state and foreign taxes, the tax effect relating to uncertain income tax positions, and a change in the valuation allowance against our DTA due to results of continuing operations. The income tax benefit for 2010 was mainly related to tax-exempt interest income, state and foreign taxes and tax expense relating to uncertain income tax positions.
The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended March 31,
($ in millions)	2011		2010
Primary NIW
Prime	$2,583	99.9%	$1,896	99.9%
Alternative-A ("Alt-A")	1	—	—	—
A minus and below	2	0.1	1	0.1
Total Primary	$2,586	100.0%	$1,897	100.0%

	Three Months Ended March 31,
($ in millions)	2011		2010
Total primary NIW by FICO (1) Score
>=740	$2,081	80.5%	$1,461	77.0%
680-739	502	19.4	435	22.9
620-679	3	0.1	1	0.1
Total Primary	$2,586	100.0%	$1,897	100.0%
____________________

(1)	FICO credit scoring model.

	Three Months Ended March 31,
	2011	2010
Percentage of primary NIW
Refinances	51.0%	35.0%
95.01% LTV (b) and above	1.2%	0.5%
Adjustable Rate Mortgages ("ARMs")
Less than five years	<1%	<1%
Five years and longer	4.9%	5.1%
____________________
(1)LTV ratios: The ratio of the original loan amount to the original value of the property.

($ in millions)	March 31, 2011		December 31, 2010		March 31, 2010
Primary insurance in force
Flow	$113,853	89.0%	$115,532	89.2%	$119,943	86.1%
Structured	14,100	11.0	14,034	10.8	19,419	13.9
Total Primary	$127,953	100.0%	$129,566	100.0%	$139,362	100.0%
Prime	$105,645	82.6%	$106,466	82.2%	$109,404	78.5%
Alt-A	14,023	10.9	14,542	11.2	20,396	14.6
A minus and below	8,285	6.5	8,558	6.6	9,562	6.9
Total Primary	$127,953	100.0%	$129,566	100.0%	$139,362	100.0%
Modified pool insurance in force (1)
Prime	$1,065	31.5%	$671	22.2%	$705	10.8%
Alt-A	2,163	63.9	2,216	73.1	5,681	86.7
A minus and below	157	4.6	143	4.7	164	2.5
Total modified pool	$3,385	100.0%	$3,030	100.0%	$6,550	100.0%
Primary risk in force
Flow
Prime	$23,963	85.6%	$24,213	85.3%	$24,783	83.9%
Alt-A	2,510	9.0	2,618	9.2	2,996	10.1
A minus and below	1,508	5.4	1,566	5.5	1,763	6.0
Total Flow	$27,981	100.0%	$28,397	100.0%	$29,542	100.0%
Structured
Prime	$1,753	58.3%	$1,788	58.4%	$1,977	55.1%
Alt-A	692	23.0	702	22.9	981	27.4
A minus and below	563	18.7	574	18.7	628	17.5
Total Structured	$3,008	100.0%	$3,064	100.0%	$3,586	100.0%
Total
Prime	$25,716	83.0%	$26,001	82.6%	$26,760	80.8%
Alt-A	3,202	10.3	3,320	10.6	3,977	12.0
A minus and below	2,071	6.7	2,140	6.8	2,391	7.2
Total Primary	$30,989	100.0%	$31,461	100.0%	$33,128	100.0%

($ in millions)	March 31, 2011		December 31, 2010		March 31, 2010
Modified pool risk in force (1)
Prime	$87	29.2%	$74	25.6%	$76	16.1%
Alt-A	192	64.4	197	68.2	377	79.9
A minus and below	19	6.4	18	6.2	19	4.0
Total modified pool	$298	100.0%	$289	100.0%	$472	100.0%
________________________

(1)	Included in primary insurance amounts.

($ in millions)	March 31, 2011		December 31, 2010		March 31, 2010
Total primary risk in force by FICO Score
Flow
>=740	$11,128	39.8%	$11,039	38.9%	$10,561	35.7%
680-739	9,611	34.3	9,849	34.7	10,572	35.8
620-679	6,131	21.9	6,359	22.4	7,119	24.1
<=619	1,111	4.0	1,150	4.0	1,290	4.4
Total Flow	$27,981	100.0%	$28,397	100.0%	$29,542	100.0%
Structured
>=740	$803	26.7%	$825	26.9%	$982	27.4%
680-739	874	29.1	892	29.1	1,091	30.4
620-679	807	26.8	815	26.6	934	26.1
<=619	524	17.4	532	17.4	579	16.1
Total Structured	$3,008	100.0%	$3,064	100.0%	$3,586	100.0%
Total
>=740	$11,931	38.5%	$11,864	37.7%	$11,543	34.9%
680-739	10,485	33.8	10,741	34.1	11,663	35.2
620-679	6,938	22.4	7,174	22.8	8,053	24.3
<=619	1,635	5.3	1,682	5.4	1,869	5.6
Total Primary	$30,989	100.0%	$31,461	100.0%	$33,128	100.0%
Percentage of primary risk in force
Refinances	32%		31%		31%
95.01% LTV and above	19%		19%		20%
ARMs
Less than five years	6%		6%		7%
Five years and longer	7%		7%		8%

($ in millions)	March 31, 2011		December 31, 2010		March 31, 2010
Total primary risk in force by LTV
85.00% and below	$2,819	9.1%	$2,816	8.9%	$3,117	9.4%
85.01% to 90.00%	11,942	38.6	12,102	38.5	12,440	37.6
90.01% to 95.00%	10,391	33.5	10,506	33.4	10,829	32.7
95.01% and above	5,837	18.8	6,037	19.2	6,742	20.3
Total Primary	$30,989	100.0%	$31,461	100.0%	$33,128	100.0%

($ in millions)	March 31, 2011		December 31, 2010		March 31, 2010
Pool risk in force
Prime	$1,753	75.3%	$1,828	74.5%	$1,882	72.7%
Alt-A	139	6.0	165	6.7	192	7.4
A minus and below	437	18.7	460	18.8	515	19.9
Total pool risk in force	$2,329	100.0%	$2,453	100.0%	$2,589	100.0%

(In millions)	March 31, 2011	December 31, 2010	March 31, 2010
Other risk in force
Second-lien
1st loss	$108	$114	$138
2nd loss	76	79	89
NIMS	69	136	292
International
1st loss-Hong Kong primary mortgage insurance	104	126	222
CDS	—	—	120
Total other risk in force	$357	$455	$861
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by policy origination year as of the dates indicated:

	March 31, 2011		December 31, 2010		March 31, 2010
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
2005 and prior	25.4%	30.3%	25.9%	32.7%	28.1%	33.4%
2006	11.5	19.1	11.7	20.4	12.7	19.9
2007	25.1	37.8	25.7	36.5	27.7	37.4
2008	18.4	12.3	18.9	10.1	19.8	9.1
2009	9.7	0.5	9.8	0.3	10.4	0.2
2010	8.0	—	8.0	—	1.3	—
2011	1.9	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by location of property for the top ten states (measured as of March 31, 2011) as of the dates indicated:

	March 31, 2011		December 31, 2010		March 31, 2010
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
Top Ten States
California	11.5%	13.0%	11.4%	13.0%	11.6%	16.7%
Florida	8.2	18.6	8.3	18.9	8.6	18.1
Texas	6.3	3.3	6.4	3.4	6.5	3.4
Illinois	5.1	5.7	5.0	5.7	4.7	5.1
Georgia	4.7	4.3	4.7	4.3	4.7	4.4
Ohio	4.3	2.9	4.3	3.0	4.3	2.8
New York	4.1	4.9	4.1	4.9	4.0	4.5
New Jersey	3.7	4.7	3.7	4.5	3.5	3.9
Michigan	3.3	3.2	3.3	3.3	3.3	3.4
Pennsylvania	3.1	2.3	3.1	2.4	3.1	2.2
Total	54.3%	62.9%	54.3%	63.4%	54.3%	64.5%
The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary NIW, accounted for 13.5% of primary NIW for the first quarter of 2011, compared to 16.9% for the largest single customer in the first quarter of 2010.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.

	March 31, 2011	December 31, 2010	March 31, 2010
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	576,388	584,213	607,552
Number of loans in default	66,615	71,196	77,423
Percentage of loans in default	11.56%	12.19%	12.74%
Alt-A
Number of insured loans	49,866	51,765	58,588
Number of loans in default	16,720	17,934	21,533
Percentage of loans in default	33.53%	34.65%	36.75%
A minus and below
Number of insured loans	45,522	47,044	52,547
Number of loans in default	14,713	16,401	19,264
Percentage of loans in default	32.32%	34.86%	36.66%
Total Flow
Number of insured loans	671,776	683,022	718,687
Number of loans in default	98,048	105,531	118,220
Percentage of loans in default	14.60%	15.45%	16.45%
Structured
Prime
Number of insured loans	44,700	42,131	46,234
Number of loans in default	6,519	6,735	6,565
Percentage of loans in default	14.58%	15.99%	14.20%
Alt-A
Number of insured loans	20,315	20,234	32,960
Number of loans in default	6,380	6,635	11,949
Percentage of loans in default	31.41%	32.79%	36.25%
A minus and below
Number of insured loans	16,589	16,716	18,161
Number of loans in default	5,949	6,569	7,180
Percentage of loans in default	35.86%	39.30%	39.54%
Total Structured
Number of insured loans	81,604	79,081	97,355
Number of loans in default	18,848	19,939	25,694
Percentage of loans in default	23.10%	25.21%	26.39%
Total Primary Insurance
Prime
Number of insured loans	621,088	626,344	653,786
Number of loans in default	73,134	77,931	83,988
Percentage of loans in default	11.78%	12.44%	12.85%
Alt-A
Number of insured loans	70,181	71,999	91,548
Number of loans in default	23,100	24,569	33,482
Percentage of loans in default	32.91%	34.12%	36.57%
A minus and below
Number of insured loans	62,111	63,760	70,708
Number of loans in default	20,662	22,970	26,444
Percentage of loans in default	33.27%	36.03%	37.40%
Total Primary
Number of insured loans	753,380	762,103	816,042
Number of loans in default (1)	116,896	125,470	143,914
Percentage of loans in default	15.52%	16.46%	17.64%
Pool insurance
Number of loans in default (2)	29,044	32,456	33,934

________________________

(1)
Includes an estimated 841, 525 and 1,517 defaults at March 31, 2011, December 31, 2010, and March 31, 2010, respectively, for which no reserve was established because we do not expect to make a claim payment, primarily due to deductibles.

(2)
Includes an estimated 7,962, 9,712 and 15,230 defaults at March 31, 2011, December 31, 2010, and March 31, 2010, respectively, for which no reserve was established because we do not expect to make a claim payment, primarily due to deductibles.

The following table shows the number of modified pool loans insured, the related loans in default and the percentage of loans in default, in each case as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics.

	March 31, 2011	December 31, 2010	March 31, 2010
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	19,424	15,487	26,122
Number of loans in default	3,963	4,009	8,111
Percentage of loans in default	20.40%	25.89%	31.05%
The following table shows a rollforward of our primary loans in default for the periods indicated:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Beginning default inventory	125,470	130,049	151,998
Plus: New defaults	23,348	27,137	32,522
Less: Cures	(23,824)	(22,198)	(29,518)
Less: Claims paid (1)	(6,780)	(7,438)	(4,825)
Less: Rescissions and denials (2)	(1,318)	(2,080)	(1,834)
Less: Terminations of transactions	—	—	(4,429)
Ending default inventory	116,896	125,470	143,914
___________________

(1)	Includes those charged to a deductible or captive.

(2)
Net of any previously rescinded policies or denied claims that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim, while any previously denied claims are generally reviewed for possible rescission prior to any claim payment. During the period ending March 31, 2011, there were 1,470 rescissions and 175 reinstatements of previously rescinded policies, and 1,477 denials and 1,454 reinstatements of previously denied claims.

The following table shows additional information about our primary loans in default as of the date indicated:

	March 31, 2011
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	$	%
Missed payments:
Three payments or less	19,163	16.4%	23%	21%	$190,765	6.8%
Four to eleven payments	36,883	31.6	51%	44%	792,562	28.2
Twelve payments or more	60,850	52.0	67%	53%	1,830,433	65.0
Total	116,896	100.0%	55%	45%	2,813,760	100.0%
IBNR					98,611
LAE and Other					71,925
Total primary reserves					$2,984,296
___________________
(1) Represents the weighted average default to claim rate before consideration for estimated rescissions and denials for each category of defaulted loans. Pending claims are included with a 100% default to claim rate.
(2) Net of estimate of rescissions and denials.
The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves, but excluding defaults for which no reserve was established because we do not expect to make a claim payment, primarily due to deductibles:

	March 31, 2011	December 31, 2010	March 31, 2010
First-lien reserve per default
Primary reserve per default	$25,714	$23,467	$22,378
Pool reserve per default	25,230	24,911	20,305
Total first-lien reserve per default	25,640	23,689	22,138

The following table shows our total net claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2011	March 31, 2010
Net claims paid (1):
Prime	$208,195	$125,964
Alt-A	75,130	65,031
A minus and below	44,585	36,384
Total primary claims paid	327,910	227,379
Pool	34,358	31,409
Second-lien and other	2,883	7,979
Subtotal	365,151	266,767
Impact of first-lien terminations	—	80,110
Impact of captive terminations	—	(436)
Impact of second-lien terminations	—	10,834
Total net claims paid	$365,151	$357,275
Average net claim paid (1) (2):
Prime	$47.8	$45.8
Alt-A	59.6	59.6
A minus and below	37.1	39.9
Total average net primary claim paid	48.1	47.8
Pool	69.0	64.9
Second-lien and other	30.7	34.8
Total average net claim paid	$49.3	$48.7
Average direct primary claim paid (2) (3)	$54.3	$53.9
Average total direct claim paid (2) (3)	$55.0	$54.1
__________________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

(3)	Before reinsurance recoveries.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 32.6% and 35.6% of our primary RIF at March 31, 2011, and December 31, 2010, respectively, had not yet reached its highest claim frequency years. All of our pool RIF at March 31, 2011, had reached its highest claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner than has been the case for our historical books of business.

The following tables show the states with the highest direct claims paid (measured as of March 31, 2011) and the corresponding percentages of total direct claims paid, and the number of primary mortgage insurance defaults and the corresponding percentage of total defaults, as of and for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2011		2010
States with highest direct claims paid (first-lien):
Florida	$63,102	17.3%	$47,371	13.3%
California	62,493	17.1	63,344	17.7
Arizona	33,482	9.2	25,726	7.2
Georgia	20,499	5.6	15,451	4.3
Michigan	18,819	5.2	23,091	6.5
States with highest number of defaults:
Florida	19,618	16.8%	23,183	16.1%
California	10,363	8.9	16,217	11.3
Illinois	6,826	5.8	7,650	5.3
Georgia	5,832	5.0	7,553	5.3
Ohio	5,336	4.6	6,140	4.3

Claims paid in Florida, California and Arizona continue to account for a disproportionate share of total claims paid, reflecting the significant home price depreciation in those states, larger than average loan balances and the corresponding concentration of RIF in these states.  A higher level of claims also exists in Michigan, as continuing problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in that state.  In addition, claim payments in California were higher during the first three months of 2010 due to the termination of certain first-lien transactions in March 2010 (these termination payments are included in claims paid).

The number of defaults in California declined disproportionately to other states due to the large percentage of California loans contained within certain first-lien transactions that were terminated during 2010.  In the state of Florida, the number of defaults is disproportionately larger relative to the size of the insured portfolio. In general, the states that represent a disproportionate share of total defaults have experienced the largest declines in home prices, higher levels of unemployment, and in some cases contain higher levels of exposure to riskier products. Given our exposure to these markets, our loss experience has been significantly affected and will continue to be negatively affected if, in those states, conditions fail to improve or should further deteriorate.

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Reserves for losses by category:
Prime	$1,684,039	$1,607,741	$1,347,003
Alt-A	704,751	687,960	821,551
A minus and below	403,248	413,137	421,748
Reinsurance recoverable (1)	192,258	223,254	596,325
Total primary reserves	2,984,296	2,932,092	3,186,627
Pool	531,903	566,565	379,794
Total first-lien reserves	3,516,199	3,498,657	3,566,421
Second-lien (2)	26,470	26,161	30,490
Other	128	153	124
Total reserve for losses	$3,542,797	$3,524,971	$3,597,035
Modified pool reserves (included in primary reserves above)	$79,571	$87,218	$245,522
Reserve for premium deficiency on second-liens	$9,353	$10,736	$24,126
________________________

(1)	Represents ceded losses on captive transactions and Smart Home. See "Critical Accounting Policies—Off-Balance Sheet Arrangements" for additional information regarding our Smart Home transactions.

(2)	Does not include second-lien premium deficiency reserve ("PDR").

	At or for the Three Months Ended March 31,
	2011	2010
First-lien Captives
Premiums ceded to captives (in thousands)	$7,587	$25,474
% of total premiums	3.9%	12.6%
NIW subject to captives (in thousands)	$—	$333
% of primary NIW	—	<1%
IIF (1) subject to captives	10.2%	29.5%
RIF (2) subject to captives	10.1%	31.1%
Persistency (12 months ended) (3)	83.0%	81.0%
_________________________

(1)	Insurance in force on captives as a percentage of total insurance in force.

(2)	RIF on captives as a percentage of total insurance in force.

(3)	Reflects the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

Results of Operations—Financial Guaranty
Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended March 31,		% Change
($ in millions)	2011	2010	2011 vs. 2010
Net income (loss)	$339.0	$(79.0)	n/m
Net premiums written—insurance	1.9	(1.5)	n/m
Net premiums earned—insurance	16.9	20.9	(19.3)%
Net investment income	15.4	19.0	(18.9)
Net gains on investments	19.7	29.2	(32.6)
Change in fair value of derivative instruments	244.3	(78.2)	n/m
Net gains (losses) on other financial instruments	72.8	(71.4)	n/m
Other income	—	3.9	n/m
Provision for losses	13.4	14.8	(9.4)
Policy acquisition costs	3.9	4.4	(10.3)
Other operating expenses	12.1	18.7	(35.3)
Interest expense	7.2	8.7	(16.7)
Income tax benefit	(6.5)	(44.0)	85.2
 __________________________
n/m – not meaningful
Net Income (Loss).   Our financial guaranty segment had net income for the three months ended March 31, 2011, compared to a net loss for same period of 2010, due primarily to significant unrealized gains in the change in fair value of derivative instruments and other financial instruments in the first quarter of 2011 compared to unrealized losses on both items for the comparable period of 2010. The positive results in the first quarter of 2011 compared to 2010, were slightly offset by a decrease in our income tax benefit.
Net Premiums Written and Earned.   Net premiums written increased for the three months ended March 31, 2011, compared to the same period of 2010, primarily as a result of a positive foreign exchange impact related to installments on non-derivative financial guaranty policies for the first quarter of 2011, compared to a negative foreign exchange impact in the first quarter of 2010. Net premiums earned in the first quarter of 2011 included a lower amount of refundings than the comparable period of 2010.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2011	2010
Net premiums earned:
Public finance direct	$7,836	$12,336
Public finance reinsurance	7,804	6,913
Structured direct	441	717
Structured reinsurance	809	915
Trade credit reinsurance	(1)	48
Total net premiums earned—insurance	$16,889	$20,929
Refundings included in total net premiums earned	$4,831	$9,533
Net Investment Income.   The decrease in net investment income during the three months ended March 31, 2011, as compared to the same period of 2010, is primarily due to lower yields on taxable investments in our investment portfolio as a result of the ongoing reallocation of our investment portfolio to shorter term investments. Both periods include an allocation to the financial guaranty segment of net investment income based on allocated capital, which was lower in the first quarter of 2011 than in the comparable period in 2010.
Net Gains on Investments.   The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Net gains related to change in fair value of trading securities	$13.3	$27.6
Net realized gains on sales and redemptions	6.4	1.6
Net gains on investments	$19.7	$29.2
Change in Fair Value of Derivative Instruments.   The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Net premiums earned—derivatives	$10.9	$12.0
Financial Guaranty credit derivatives	234.6	(84.1)
Financial Guaranty VIE derivative liabilities	(0.9)	(3.2)
Put options on CPS	(0.3)	(2.1)
Other	—	(0.8)
Change in fair value of derivative instruments	$244.3	$(78.2)
The unrealized fair value gains for the three months ended March 31, 2011, are primarily due to the widening of Radian Group's five-year CDS spread by 177 basis points during the first quarter of 2011. During the first quarter of 2010, Radian Group's five-year CDS spread tightened by 547 basis points, which resulted in unrealized losses that were partially offset by credit spreads tightening on our insured corporate CDO transactions.

Net Gains (Losses) on Other Financial Instruments.   The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Gain (loss) related to change in fair value of Financial Guaranty VIE debt	70.5	(75.7)
Gains related to other Financial Guaranty VIE assets	3.9	1.9
Gain on the repurchase of long-term debt	—	2.0
Loss related to CPS VIE	—	(0.2)
Other	(1.6)	0.6
Net gains (losses) on other financial instruments	$72.8	$(71.4)
Other Income.   The results for the three months ended March 31, 2010, include the impact related to the consolidation of certain VIE assets in our financial guaranty segment during the first quarter of 2010.
Provision for Losses.   We experienced modest general loss development in all of our financial guaranty lines of business during the first quarters of 2011 and 2010. The first quarter 2011 provision for losses reflects an increase in losses related to Jefferson County, Alabama sewer bonds (described in more detail below). The first quarter 2010 provision for losses reflects deterioration in a number of asset-backed RMBS policies.
Other Operating Expenses.   The decrease in other operating expenses for the three months ended March 31, 2011, compared to the first quarter of 2010, is primarily due to a decrease in cash and stock-based compensation costs that are correlated to our stock price. Other operating expenses in the first quarter of 2010 also reflects the impact of the consolidation of certain VIEs.
Interest Expense.   Both periods include an allocation to the financial guaranty segment of interest on our long-term debt based on allocated capital, which was lower in the first quarter of 2011 than in the comparable period in 2010.
Income Tax Benefit.   The income tax benefit for 2011 was impacted by state and foreign taxes and a decrease in the valuation allowance against our DTA due to results of continuing operations. The income tax benefit for the three months ended March 31, 2010, was mainly related to tax-exempt interest income, state and foreign taxes and tax expense relating to uncertain income tax positions.

Financial Guaranty General Claims and Reserve for Losses
The following table shows financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2011 (1)	2010
Claims Paid:
Financial guaranty	$290	$3,357
Trade credit reinsurance	(24)	1,086
Total	$266	$4,443
___________________

(1)	Includes recoveries on claims paid in prior periods.

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Reserve for Losses:
Financial guaranty	$80,578	$67,446	$133,425
Trade credit reinsurance	4,320	4,318	5,364
Total	$84,898	$71,764	$138,789

Financial Guaranty Exposure Information
The following tables show the distribution of the financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of financial guaranty’s total net par outstanding and the related net claim (asset) liability and fair value net (asset) liability as of the dates indicated:

	March 31, 2011
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported	$16.9	21.8%	$0.5	$0.4
Healthcare and long-term care	6.1	7.9	18.2	(0.7)
Water/sewer/electric gas and investor-owned utilities	4.0	5.2	34.9	1.8
Airports/transportation	3.9	5.0	6.5	39.4
Education	2.5	3.2	(9.3)	0.1
Escrowed transactions (4)	2.0	2.6	—	—
Housing	0.3	0.4	0.3	—
Other municipal (5)	1.0	1.3	(4.0)	0.7
Total public finance	36.7	47.4	47.1	41.7
Structured finance:
CDO	39.5	50.9	1.7	516.9
Asset-backed obligations	1.0	1.3	31.8	18.2
Other structured (6)	0.3	0.4	—	(1.4)
Total structured finance	40.8	52.6	33.5	533.7
Total	$77.5	100.0%	$80.6	$575.4

	December 31, 2010
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported	$17.5	22.2%	$(0.3)	$0.4
Healthcare and long-term care	6.2	7.9	18.1	(0.6)
Water/sewer/electric gas and investor-owned utilities	4.2	5.3	30.0	2.3
Airports/transportation	3.9	4.9	2.7	45.4
Education	2.6	3.3	(10.4)	0.3
Escrowed transactions (4)	1.9	2.4	—	—
Housing	0.3	0.4	0.3	—
Other municipal (5)	1.1	1.4	(3.5)	0.7
Total public finance	37.7	47.8	36.9	48.5
Structured finance:
CDO	39.6	50.3	1.2	825.9
Asset-backed obligations	1.1	1.4	29.3	20.4
Other structured (6)	0.4	0.5	—	(1.3)
Total structured finance	41.1	52.2	30.5	845.0
Total	$78.8	100.0%	$67.4	$893.5
____________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

(2)
A claim liability is recorded on the balance sheet when there is evidence that deterioration has occurred and the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy. The claim liability reported is net of estimated salvage and subrogation, which may result in a net claim asset.

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

(6)
Represents other types of structured finance obligations, including DPRs, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of certain financial guaranty transactions for which we anticipate that we will likely be required to make cumulative claim payments in excess of $25 million. The following information should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2010:

•
We have provided credit protection on the senior-most tranche of a CDO of ABS transaction with $452.1 million net par outstanding at March 31, 2011. The underlying collateral consists predominantly of mezzanine tranches of mortgage-backed securities ("MBS”). As of March 31, 2011, $386.6 million (or 87.1%) of the underlying collateral was rated BIG by at least one rating agency, and $242.4 million (or 54.6%) of the underlying collateral had defaulted. Due to the substantial deterioration of the underlying collateral, we currently expect to begin paying claims related to interest shortfalls on this transaction in early 2012, and possibly earlier if the deterioration is worse than projected. Due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that our ultimate claim payments in respect of principal for this transaction will be substantially all of our total net par outstanding. This transaction is currently rated CC internally and by Standard & Poor's Rating Service ("S&P”) and Ca by Moody's Investor Service ("Moody's”). We continue to explore loss mitigation alternatives with respect to this transaction, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.

•
We have reinsured several primary financial guaranty insurers' obligations with respect to $227.5 million in net par outstanding at March 31, 2011, related to Jefferson County, Alabama (the "County”) sewer bonds. We began paying claims related to these obligations in 2008, and have paid $21.1 million of claims, net of salvage, on this transaction through March 31, 2011. The County's sewer system operations have generated sufficient revenues since the beginning of 2009 to pay interest on its outstanding debt, as well as regularly scheduled annual installments of principal in February 2010 and 2011, primarily due to historically low prevailing interest rates on the County's variable rate obligations. However, we believe a number of factors are adversely affecting the performance of our insured obligations, including the County's highly leveraged capital position, the sub-par performance of the sewer facilities and the possibility that the County will be unable to generate sufficient revenues to make regularly scheduled payments of principal and interest on the underlying obligations if interest rates increase. In addition, the severe storms that struck the southern United States in April 2011, caused significant damage in the County. Although they do not appear to have directly materially affected the County's sewer system facilities or operations, the impact that these storms will have on the County's finances is uncertain at this time.

The County is suffering from a liquidity crisis occasioned, in part, by court decisions invalidating an occupational tax (which was upheld in March 2011 by the Alabama Supreme), which contributed approximately $70 million (or one-third of the County's operating revenues) to finance the County's operations unrelated to the sewer system operations. If the County is unable to replace these tax revenues, an additional strain would be placed on the County's finances that could result in a filing for bankruptcy protection. Currently, the County cannot raise taxes or fees without state approval and the majority of its tax revenues are for specific purposes. In September 2010, a court-appointed receiver over the sewer system was installed with the power to raise sewer rates and increase revenues, which could result in increased revenues being available to repay outstanding bonds. This receiver has not yet announced specific plans for addressing the financial performance of the County sewer system.

While it is uncertain whether the County would support a bankruptcy filing, County officials have stated publicly that the failure to replace the tax by July 2011 would leave the County with no choice but to file for bankruptcy. The County has retained a financial advisor to consult on a number of issues, including the impact of a bankruptcy filing. While the full potential impact of a bankruptcy filing is uncertain at this time, if the County were to file for bankruptcy, the trustee for sewer warrants, comprising a portion of the obligations related to the sewer bonds, would have the right to accelerate the payment of these warrants, which would likely result in direct claims of up to an aggregate of $9.6 million of our reinsurance exposure. As of March 31, 2011, we had a $28.1 million claim liability for this transaction.

•
We have provided credit protection on 15 directly insured senior bonds ("TruPs bonds") issued pursuant to TruPs CDOs. We provide credit protection on these TruPs bonds through 19 separate CDS contracts, meaning that with respect to four of the TruPs bonds we insure, we entered into two separate CDS contracts (each with a different counterparty) covering the same TruPs bond with an aggregate net par outstanding of $2,006.7 million as of March 31, 2011. Many issuers of the TruPs collateral underlying our insured obligations have been negatively affected by the recent U.S. economic recession and have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. As of March 31, 2011, $1.3 billion of our net par outstanding to directly insured senior TruPs bonds was internally rated BIG. The weighted average internal rating for all of our directly insured TruPs bonds remained at B+ as of March 31, 2011. The fair value liability of our directly insured TruPs transactions, which are accounted for as derivatives, was $211.8 million as of March 31, 2011.

One of our insured TruPs bonds with $115.9 million of net par outstanding as of March 31, 2011, began experiencing interest shortfalls in October 2009. As of March 31, 2011, we have paid an aggregate of $0.5 million in interest shortfall claims in respect of this TruPs bond, and we expect to continue to pay additional interest shortfall claims. In addition, we may be required to pay a liquidity claim (as discussed in "Liquidity and Capital Resources—Financial Guaranty" below) on this CDS contract. We are exploring loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts. We believe that, in addition to interest claims that we may be required to pay over time, we will be required to pay aggregate principal claims totaling a significant portion of the current net par outstanding for this bond.
In addition, we also expect ultimate net credit losses on one other TruPs bonds with an aggregate of $118.0 million in net par outstanding. It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make principal and interest payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and very difficult to predict.
In addition to the transactions described above, we are monitoring developments, conducting additional analysis and exploring potential alternatives with respect to our exposure to Reliance Rail, a project finance transaction for the design, construction and maintenance of commuter trains for the Sydney, Australia suburban rail network. As of March 31, 2011, we provided an aggregate of $420.6 million of credit protection on the secured debt of Reliance Rail through reinsurance of direct obligations ($231.2 million, including $11.3 million of junior secured debt), direct insurance of second-to-pay obligations ($155.1 million) and reinsurance of second-to-pay obligations ($34.3 million).
As of March 31, 2011, we have a derivative liability of $36.6 million and a claim liability of $3.3 million for this transaction. Due to delays in the delivery of equipment combined with structural risks, including debt that will likely need to be refinanced between 2015 and 2018, and the potential withdrawal of unfunded commitments, we downgraded our internal ratings of our obligations for these transactions from investment-grade to BB in 2010, and further downgraded our $11.3 million of direct reinsurance exposure to Reliance Rail's junior secured debt to B during the first quarter of 2011. Pursuant to the April 2011 Reinsurance Commutation, our $231.2 million of reinsurance exposure of direct obligations was commuted effective April 1, 2011 (including all of our obligations with respect to the junior secured debt of Reliance Rail), which will result in the reversal of our derivative and claim liabilities for this transaction of $2.2 million and $3.3 million, respectively. This transaction reduced our exposure to Reliance Rail to approximately $190 million.

Results of Operations—Financial Services
Quarter Ended March 31, 2010
The following table shows a summary of the results of operations for our financial services segment for the period indicated:

(In thousands)	Three Months Ended March 31, 2010
Equity in net income of affiliates—Sherman	$8,098
Net income	5,156
See "Business Summary" above for information regarding this prior segment.
Off-Balance Sheet Arrangements
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
Smart Home
In 2004, we developed a program referred to as "Smart Home," for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. We exercised our option to terminate two of these transactions in March 2011 with RIF of approximately $41 million. Details of the two remaining transactions (aggregated) as of the initial closing of each transaction and as of March 31, 2011, are as follows:

	Initial	As of March 31, 2011
Pool of mortgages (par value)	$ 12.2 billion	$ 3.6 billion
Risk in force (par value)	$ 3.1 billion	$ 0.9 billion
Notes sold to investors/risk ceded (principal amount)	$534.0 million	$433.4 million
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

Financial Guaranty VIEs
As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties in which we have provided credit protection directly on variable interests by VIEs or, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Put Options on CPS
In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Based on our additional involvement in these trusts, we concluded that we are the party that directs the activities that most significantly influence the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. We have now purchased substantially all of the CPS. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of $819.2 million at March 31, 2011, which includes $150 million of investments contained in our CPS custodial trusts as discussed below.
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
At March 31, 2011, we did not have the intent to sell any debt securities in an unrealized loss position and determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including coupon rate interest payments on our long-term debt. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $61.1 million, which are expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $47.2 million, which also are expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code ("IRC") had such subsidiary filed its federal tax return on a separate company basis. We currently estimate that Radian Group will be required to make a payment of approximately $77 million to Radian Guaranty in October 2011, which is the maximum amount required under the tax-sharing agreement and is determined based upon Radian Guaranty's separate company carryback ability for applicable net operating losses ("NOLs"). We also estimate that Radian Group will be obligated to make tax-sharing payments during 2011 of approximately $7.3 million to other subsidiaries within our consolidated group. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

As of the balance sheet dates, certain of our insurance subsidiaries have incurred NOLs that could not be fully utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse them for these unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual NOL carryforward under the IRC, then we may be obligated under the tax-sharing agreement to fund such subsidiary's portion of its NOL that has been previously utilized on a consolidated group tax return basis. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
Capital Support for Subsidiaries.  Radian Group may make additional capital contributions to Radian Guaranty in 2011 in order to further support its capital position and to maintain Radian Guaranty’s risk-to-capital ratio below the statutory maximum of 25 to 1. Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs or the rating agencies.
Dividends.   Our quarterly common stock dividend is $0.0025 per share. Assuming that our outstanding common stock remains constant at 133,105,845 shares (the number of shares outstanding at March 31, 2011), we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.
In addition to existing available cash and marketable securities, Radian Group's principal sources of cash include dividends from our insurance subsidiaries and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance department approval. In light of ongoing losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to its direct parent, Radian Guaranty, and not to Radian Group.
In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. As part of this transaction, Radian Asset Securities Inc. ("Radian Asset Securities"), our wholly-owned subsidiary, entered into a separate perpetual put option agreement with each custodial trust, and Radian Asset Assurance entered into three corresponding perpetual put option agreements with Radian Asset Securities. As of December 31, 2010, Radian Group and its subsidiaries had purchased by tender offer and privately negotiated transactions, substantially all of the face amount of the CPS issued by the custodial trusts at a weighted average purchase price approximately equal to 55% of the face amount of such CPS.
We expect to ultimately dissolve the custodial trusts, which would result in the distribution of the $150 million in cash held by the custodial trusts to Radian Group and its non-insurance subsidiaries, as a holder of the CPS for such custodial trusts.
Radian Group—Long-Term Liquidity Needs
Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million in principal amount due in each of 2013 and 2015, and $450 million in principal amount due in 2017. We may redeem or repurchase, prior to maturity, some or all of our outstanding debt if circumstances are favorable to us. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs.
We expect to meet the long-term liquidity needs of Radian Group with (i) available cash and marketable securities, including $150 million held in the CPS trust fund accounts, (ii) additional potential private or public issuances of debt or equity securities, (iii) potential cash received under tax-sharing arrangements and cash received from our expense-sharing arrangements with our subsidiaries, and (iv) the sale of assets or from dividends from our subsidiaries. If necessary, we may refinance all or a portion of our long-term debt, but we cannot assure you that we will be able to do so on favorable terms, if at all.

Mortgage Insurance
The principal liquidity requirements of our mortgage insurance business include the payment of claims, operating expenses, including those allocated from Radian Group, and taxes. The principal sources of liquidity in our mortgage insurance business are capital contributions from Radian Group, insurance premiums, net investment income, cash dividends from Radian Asset Assurance, and potential payments from Radian Group under our tax allocation agreement. Our mortgage insurance business has incurred significant losses during the past four years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that any shortfall can be funded from sales of marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments.
As of March 31, 2011, Radian Asset Assurance maintained claims paying resources of $2.4 billion, including statutory surplus of approximately $1.0 billion. We currently anticipate that Radian Asset Assurance will have the capacity to pay an ordinary dividend of approximately $53 million to Radian Guaranty in June 2011.
The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or increase in, statutory reserves, as well as the amount we pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory capital would also likely reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the New York State Insurance Department.
Financial Guaranty
The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes, and dividends to Radian Guaranty. In particular, as of March 31, 2011, we have an aggregate of $840 million net par outstanding with respect to seven TruPs bonds pursuant to which we could be required under certain circumstances to pay our counterparty the outstanding par amount of our insured TruPs bonds (a "liquidity claim"). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2015 and 2017, but automatically extend for additional one year increments (but no later than the maturity date of the TruPs CDO) unless terminated by our counterparty. If we are required to pay a liquidity claim, our counterparty would be obligated under the CDS to either deliver the insured TruPs bond to us or to pay us cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. As of March 31, 2011, one of these CDS bonds (representing $115.9 million in net par outstanding), has experienced an event of default, and we are currently paying interest shortfalls with respect to this insured bond.
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

Reconciliation of Net Loss to Cash Flows from Operations
The following table reconciles net income (loss) to cash flows used in operations for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2011	2010
Net income (loss)	$103,006	$(310,355)
Change in loss and LAE reserves	30,960	247,981
Change in second-lien PDR	(1,383)	(1,231)
Deferred tax benefit	—	(189,335)
Depreciation and amortization, net	18,131	6,392
Change in unearned premiums	(20,345)	(42,094)
Change in deferred policy acquisition costs	2,604	3,347
Net payments related to derivative contracts and VIE debt (1)	(66,434)	(87,415)
Equity in earnings of affiliates	(65)	(8,098)
Distributions from affiliates (1)	—	1,515
Net (gains) losses on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(356,578)	121,588
Change in reinsurance recoverables	25,931	22,027
Cash paid for commutations, terminations and recaptures (1)	—	(93,365)
Change in other assets	5,531	43,320
Change in accounts payable and accrued expenses	(2,221)	(1,288)
Cash flows used in operating activities	$(260,863)	$(287,011)
__________________

(1)	Cash item.

Cash flows used in operating activities remained relatively consistent for the first three months of 2011 as compared to the same period of 2010, despite a decrease in cash used in the termination of transactions. We expect that we will use more cash than we generate from operations during the next 12 months.
Stockholders’ Equity
Stockholders’ equity was $972.9 million at March 31, 2011, compared to $859.8 million at December 31, 2010. The increase in stockholders’ equity resulted primarily from our net income of $103.0 million for the first three months of 2011.
Ratings
Radian Group and our principal operating subsidiaries have been assigned the financial strength ratings provided in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, historically, it also has been a significant factor in determining Radian Guaranty’s eligibility with the GSEs. We include this information only for disclosure-related purposes. These ratings have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

	MOODY’S (1)	S&P (2)
Radian Group	B3	CCC+
Radian Guaranty	Ba3	B+
Radian Insurance	B1	(3)
Amerin Guaranty	Ba3	B+
Radian Asset Assurance	Ba1	BB-
_____________________

(1)	Moody’s ratings outlook for Radian Group, Radian Guaranty, Radian Insurance and Amerin Guaranty is currently Positive. Moody’s ratings outlook for Radian Asset Assurance is currently Stable.

(2)	S&P’s ratings outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(3)	Ratings have been withdrawn.

      Recent Ratings Actions—S&P
On January 24, 2011, S&P released proposed changes to its ratings criteria for financial guarantors, which among other things, adds additional qualitative and quantitative tests to their criteria. S&P has indicated that it expects that, if implemented, the proposed changes would significantly increase the capital required by financial guarantors in order for them to achieve the highest investment-grade ratings from S&P. Because Radian Asset Assurance is currently rated BIG, we are uncertain what impact, if any, the proposed changes will have on Radian Asset Assurance or Radian Group. These changes could, however, have a material adverse effect on other financial guarantors or the financial guaranty industry in general, and could make it more difficult for us to successfully utilize the FG Insurance Shell or further reduce our financial guaranty exposure through commutations or recaptures of business by our primary ceding customers.

Critical Accounting Policies
Securities and Exchange Commission ("SEC") guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below.
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
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty as currently exists. We cannot be certain that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.
Mortgage Insurance
In the mortgage insurance segment, reserves for losses are established when we are notified that a borrower has missed two monthly payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. We also forecast the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on these estimates, we arrive at our estimate of loss reserves at a given point in time.
The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.

With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Historically, adjustments in estimates for loans in the early stage of default tended to be greater than for loans that were in the later stage of default, which generally require a larger reserve. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates as a result of the aged status of the defaulted loan, and adjustments are made to loss reserves to reflect this updated information. However, in light of existing foreclosure moratoriums and efforts to increase loan modifications among defaulted borrowers, significant uncertainty remains today with respect to the ultimate resolution of later stage defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will cure or move to claim. If a default cures (historically, a large percentage of defaulted loans have cured), the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported ("IBNR") to us on a timely basis, and for defaults related to previously rescinded policies and denied claims which are likely to be reinstated (in the case of previously rescinded policies) or resubmitted (in the case of previously denied claims). Due to the period of time (generally up to 90 days) that we give the insured to rebut our decision to rescind coverage before we consider a policy to be rescinded and removed from our default inventory, we currently expect only a limited percentage of policies that were rescinded to ultimately be reinstated. We do reserve for estimated reinstatements and resubmissions of prior insurance rescissions and claim denials based on our recent experience. All estimates are periodically reviewed and adjustments are made as they become necessary.
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second loss position, we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See "Reserve for Premium Deficiency" below for an exception to this general principle.
Each loan that we insure is unique, but for purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alt-A, and Subprime), type of insurance (i.e., primary or pool), vintage year, loss position (i.e., with or without a deductible), and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a "roll rate" analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. Recently, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation, reflecting the poor underwriting periods of 2005 through 2008. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance, and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves.
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 43% at March 31, 2011, compared to 40% at December 31, 2010. The increase from December 31, 2010, to March 31, 2011, was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our default inventory as of March 31, 2011. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of March 31, 2011, our default to claim rate estimate, net of our estimate for insurance rescissions and claims denials, ranged from 19% for primary insured loans that had missed two to three monthly payments, to 51% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.

We expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio. The elevated levels in the rate of rescissions and denials since 2009 have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory includes an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies for which an initial intent to rescind letter has been sent to our lender customers to remain in-force and ultimately to be paid, as a result of valid challenges by such policy holders during the limited period specified in such letters. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied claims which we believe are likely to be reinstated (in the case of previously rescinded policies), or resubmitted (in the case of previously denied claims).
We considered the sensitivity of first-lien loss reserve estimates at March 31, 2011, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at March 31, 2011), we estimated that our loss reserves would change by approximately $102 million at March 31, 2011. For every one percentage point change in pool claim severity (which we estimate to be 47% of unpaid principal balance at March 31, 2011), we estimated that our loss reserves would change by approximately $9 million at March 31, 2011. For every one percentage point change in our overall default to claim rate (which we estimate to be 43% at March 31, 2011, including our assumptions related to rescissions and denials), we estimated a $73 million change in our loss reserves at March 31, 2011.
Reserves for our mortgage insurance business are recorded based on our estimate of loss and LAE reserves. We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at March 31, 2011 represents our best estimate of our future losses and LAE on existing defaults.
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
Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of March 31, 2011, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent with those rates observed at December 31, 2010, for the next six months and then gradually return to normal historical levels over the subsequent two years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of March 31, 2011. Expected losses are based on an assumed paid claim rate of approximately 12.4% on our total primary first-lien insurance portfolio, which includes both delinquent loans and performing loans, comprising 9.5% on prime, 26.1% on subprime and 25.5% on Alt-A. While deterioration in the macroeconomic environment has resulted in an increase in expected losses, new business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
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
Fair Value of Financial Instruments
Our fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with the accounting standard regarding fair value measurements. We have included the additional disclosures required by the update to the accounting standard regarding fair value measurements and disclosures pertaining to the reconciliation of Level III fair value measurements. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
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
Level I    —    Unadjusted quoted prices or valuations in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level II    —    Quoted prices or valuations in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
Level III    —    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2011, our total Level III assets were approximately 3.9% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
Available for sale securities, trading securities, hybrid securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value as described in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. All derivative instruments and contracts are recognized in our condensed consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments, and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income.
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
Hybrid securities—These instruments are convertible securities. The estimated fair value is derived, in part, by utilizing dealer quotes and observed bond and stock prices. For certain securities, the underlying security price may be adjusted to account for observable changes in the conversion and investment value from the time the quote was obtained. These securities are categorized in Level II of the fair value hierarchy.
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
Other investments—These securities primarily consist of short-term commercial paper within CPS trusts and short-term certificates of deposit, which are categorized in Level II of the fair value hierarchy. The fair value of the remaining securities is categorized in Level III of the fair value hierarchy, and is generally estimated by discounting estimated future cash flows.
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
We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and more relevant inputs or projections become available that we believe would represent the view of a typical market participant, we change to an approach that is based on that more relevant available information. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, in which very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide the most relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.
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

Put Options on CPS and Consolidated CPS VIE Debt
The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts effective January 1, 2010. We purchased substantially all of the securities issued by the remaining trust, and we consolidated the assets and liabilities of that trust during 2010. As of March 31, 2011, there is no consolidated CPS VIE debt because we own approximately 100% of all three trusts and, as such, the put options on CPS are eliminated in consolidation as well.
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
Changes in expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $69.3 million as of March 31, 2011, which is our best estimate of settlement value at that date and represents substantially all of our total RIF. The recorded fair value of our total net liabilities related to NIMS as of March 31, 2011, was $63.4 million, of which $9.0 million relates to derivative assets and $72.4 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $5.9 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.
Corporate CDOs
The fair value of each of our corporate CDO transactions is estimated based on the difference between (1) the present value of the expected future contractual premiums we charge, and (2) the fair premium amount that we estimate that another financial guarantor would require to assume the rights and obligations under our contracts. The fair value estimates reflect the fair value of the asset or liability, which is consistent with the "in-exchange" approach, in which fair value is determined based on the price that would be received or paid in a current transaction as defined by the accounting standard regarding fair value measurements. These credit derivatives are categorized in Level III of the fair value hierarchy.

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default, and (2) 86% of the aggregate net par outstanding of our corporate CDO transactions (as of March 31, 2011) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
Determining the Fair Premium Amount—For each Corporate CDO transaction, we perform three principal steps in determining the fair premium amount:

•	first, we define a tranche on the CDX index (defined below) that equates to the risk profile of our specific transaction (we refer to this tranche as an "equivalent-risk tranche");

•
second, we determine the fair premium amount on the equivalent-risk tranche for those market participants engaged in trading on the CDX index (we refer to each of these participants as a "typical market participant"); and

•
third, we adjust the fair premium amount for a typical market participant to account for the difference between the non-performance or default risk of a typical market participant and the non-performance or default risk of a financial guarantor of similar credit quality to us (in each case, we refer to the risk of non-performance as "non-performance risk").

Defining the Equivalent-Risk Tranche—Direct observations of fair premium amounts for our transactions are not available since these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, CDSs on tranches of a standardized index (the "CDX index") are widely traded and observable, and provide relevant market data for determining the fair premium amount of our transactions, as described more fully below.

The CDX index is a synthetic corporate CDO that comprises a list of corporate obligors and is segmented into multiple tranches of synthetic senior unsecured debt of these obligors ranging from the equity tranche (i.e., the most credit risk or first-loss position) to the most senior tranche (i.e., the least credit risk). We refer to each of these tranches as a "standard CDX tranche." A tranche is defined by an attachment point and detachment point, representing the range of portfolio losses for which the protection seller would be required to make a payment.
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
For each referenced corporate entity in our corporate CDO transactions, the CDS spreads associated with the term of our transactions ("credit curve") define the estimated expected loss for each entity (as applied in a market standard approach known as "risk neutral" modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are based on historical data. The impact of our correlation assumptions currently does not have a material effect on our fair premium estimates in light of the significant impact of our non-performance risk adjustment as described below.

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
The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the "risk-neutral" model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the "risk-neutral modeling" approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread, and the default probability of the transaction is determined as described above under "Defining the Equivalent-Risk Tranche." The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.
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
TruPs CDOs—Our TruPs transactions are CDSs on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks, insurance companies, real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. We use a discounted cash flow valuation approach to determine fair value for these transactions that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.

For certain of our TruPs transactions, our counterparties may require that we pay them the outstanding par on the underlying TruPs bond if an event of default has occurred and remains outstanding as of the termination date of our CDS coverage (a "conditional liquidity claim"). For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a conditional liquidity claim is assigned based on our internal cash flow projections. A discounted cash flow valuation is also performed for this scenario where we are required to make a conditional liquidity claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a conditional liquidity claim and one in which the claim is not made.
CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDOs of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses can be estimated.
The investment securities for the remaining CDO of ABS transaction, which is consolidated, have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows for the transaction based on our internal credit analysis, which is based on the current performance of each security. The estimated fair value of the underlying collateral securities is determined using either observed market transactions, including broker-dealer quotes and actual trade activity on similar bonds, or expected cash flows discounted using the yield observed on similar bonds. The present value of the insured cash flows (which represents the VIE debt) is determined using a discount rate that is equal to our CDS rate plus a risk-free rate. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.
The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $452.1 million at March 31, 2011. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of March 31, 2011, was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.
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

Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the "primaries") of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of March 31, 2011, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions, and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
Other Financial Guaranty VIE Consolidated Assets/Liabilities
We are the primary beneficiary for two other VIEs for which we have provided financial guarantees. These VIEs primarily consist of manufactured housing loans and VIE debt to note holders in the trust. The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for these transactions is determined using a discounted cash flow analysis. We do not currently estimate any projected claims based on our internal credit analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs, and to derive the fair value of the assets in these VIEs, which are reported within other assets on our condensed consolidated balance sheets.
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $130.6 million; however, we do not currently expect to pay any claims related to these two VIEs. At March 31, 2011, we recorded $105.6 million of VIE debt and $0.7 million of accounts payable and accrued expenses associated with these two VIEs.
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

When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of March 31, 2011, we have determined that we are the primary beneficiary of our NIMS transactions, our CPS transactions and certain financial guaranty structured transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short term investments consist of assets invested in money market instruments, certificates of deposit and highly liquid, interest bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.
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
We record an other-than-temporary impairment on a security if we intend to sell the impaired security or if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of cash flows we expect to collect is less than the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss, and (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security.
In evaluating whether a decline in value is other-than-temporary, we consider several factors in addition to the above, including, but not limited to, the following:

•	the extent and the duration of the decline in value;

•	the reasons for the decline in value (e.g., credit event, interest related or market fluctuations);

•	the financial position and access to capital of the issuer, including the current and future impact of any specific events; and

•	the financial condition, and near term prospects, of the issuer.
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

We are required to establish a valuation allowance against our deferred tax asset ("DTA") when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years, and the continued uncertainty around our future operating results. We also considered several sources of positive evidence when assessing the need for a valuation allowance such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year of 2011, we booked our income tax benefit based on actual results of operations as of March 31, 2011.
Recent Accounting Pronouncements
There were no applicable new accounting pronouncements issued during the quarter ended March 31, 2011. We have adopted the accounting standard updates requiring additional disclosures regarding the reconciliation of Level III fair value measurements for interim and annual periods beginning after December 15, 2010. We have revised our 2010 disclosures to conform to the 2011 presentation. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on a quarterly basis, a sensitivity analysis to determine the effects of market risk exposures on our investment securities and certain financial guaranty contracts. This analysis is performed by determining the potential loss in future earnings, fair values or cash flows of market-risk-sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices.
Our sensitivity analysis for interest-rates and credit spreads is generally calculated as a parallel shift in yield curve with all other factors remaining constant. In addition, on a quarterly basis, we review changes in interest rates, foreign currency exchange rates, credit spreads and equity prices to determine whether there has been a material change in our market risk.
Interest-Rate Risk
The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and we have determined that the fair value of our interest-rate-sensitive investment assets is materially exposed to changes in interest rates.
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at March 31, 2011, and December 31, 2010, was $6.4 billion and $6.6 billion, respectively, of which 90% and 91%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At March 31, 2011, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $265.5 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $285.6 million. At March 31, 2011, the average duration of the fixed-income portfolio was 4.6 years.

Credit Risk
We provide credit protection in the form of CDSs and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS, and TruPs. With the exception of NIMS, one CDO of ABS and our insured TruPs CDOs (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDSs and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread.
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of March 31, 2011. These changes were calculated using the valuation methods described in "Critical Accounting Policies—Fair Value of Financial Instruments" above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table. Radian Group's five-year CDS spread was 6.42% at March 31, 2011. Radian Group's five-year CDS spread is an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

NIMS related ($ in millions)
Weighted average credit spread	42.83%
Fair value of net liabilities (1)	$63.4
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of NIMS credit spreads	0% change in NIMS credit spreads	10% widening of NIMS credit spreads
50% tightening of Radian Group's CDS spread	$2.2	$2.2	$2.2
0 basis points change in Radian Group's CDS spread	—	—	—
50% widening of Radian Group's CDS spread	(1.7)	(1.7)	(1.7)
_______________________

Corporate CDOs ($ in millions)
Weighted average credit spread	0.54%
Fair value of net liabilities	$45.7
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$63.3	$80.0	$97.6
0 basis points change in Radian Group's CDS spread	(12.7)	—	3.6
50% widening of Radian Group's CDS spread	(39.0)	(34.7)	(29.2)
_______________________

Non-Corporate CDO related (2) ($ in millions)
Weighted average credit spread	2.77%
Fair value of net liabilities (3)	$(506.6)
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$432.9	$461.2	$489.7
0 basis points change in Radian Group's CDS spread	(20.4)	—	20.6
50% widening of Radian Group's CDS spread	(200.0)	(184.6)	(169.1)
_______________________
(1) Includes VIE debt of $72.4 million and NIMS derivative assets of $9.0 million.
(2) Includes TruPs, CDOs of CMBS, CDOs of ABS and other non-corporate CDOs.
(3) Includes net VIE liabilities of $120.6 million and net derivative liabilities of $386.0 million.

Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.

Foreign Exchange Rate Risk
We analyzed our currency exposure as of March 31, 2011, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were measured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $11.9 million as of March 31, 2011.
At March 31, 2011, we held approximately $33.4 million of investments denominated in Euros. The value of the Euro against the U.S. dollar strengthened from 1.35 at March 31, 2010, to 1.42 at March 31, 2011. At March 31, 2011, we held approximately $51.4 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0107 at March 31, 2010, to 0.0120 at March 31, 2011.
Equity Market Price
At March 31, 2011, the market value and cost of the equity securities in our investment portfolio were $347.9 million and $292.4 million, respectively. Included in the market value and cost of our equity securities is $153.0 million and $132.3 million, respectively, classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $34.8 million as of March 31, 2011.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2011 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
On June 26, 2008, we filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Pennsylvania, naming IndyMac Bank ("IndyMac"), Deutsche Bank National Trust Company ("Deutsche Bank"), Financial Guaranty Insurance Company ("FGIC"), Ambac Assurance Corporation ("Ambac") and MBIA Insurance Corporation ("MBIA") as defendants. The suit involves three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million and represents the aggregate risk in force related to these policies.
In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that are the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represents approximately $27 million of the approximately $77 million in total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represents approximately $21 million of the approximately $77 million in total claim liability. These settlements resolved the declaratory judgment action as it pertains to Ambac and MBIA, and the arbitrations commenced by Ambac and MBIA were dismissed with prejudice. We have reached agreements in principle with FGIC and with Deutsche Bank, the essential terms of which will be submitted to the noteholders. These settlements are with respect to the third disputed pool policy, which policy represents the remaining $29 million of the approximately $77 million in total claim liability. The arbitration with FGIC and Deutsche Bank has been stayed indefinitely pending finalization and execution of the settlement agreement with FGIC and with Deutsche Bank.
On November 29, 2010, a lawsuit Moses vs. SunTrust Banks, Inc., alleged to be a class action, was filed in the Federal District Court for the District of Columbia against SunTrust Bank, its affiliates and a number of mortgage insurers, including Radian Guaranty. The complaint alleges various causes of action related to captive mortgage reinsurance arrangements with SunTrust Bank, including that the defendants violated the Real Estate Settlement Practices Act of 1974 by paying the lender's captive reinsurer excess premiums in relation to the risk assumed by that captive. On March 10, 2011, plaintiffs voluntarily dismissed the complaint against Radian Guaranty and all of the other mortgage insurers.
On August 13, 2010, American Home Mortgage Servicing, Inc. ("AHMSI") filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe there are approximately 256 loans for which insurance was not reinstated. According to AHMSI, Radian Guaranty's refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party of interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustee of the securities as an additional plaintiff to the complaint. On February 24, 2011, we filed a motion to dismiss the amended complaint and a motion to have this case moved to the United States District Court for the Eastern District of Pennsylvania.  Oral arguments on these motions are scheduled for May 16, 2011.
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
Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac's and Fannie Mae's federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home's value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-loan-to-value ("LTV") mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In particular, Freddie Mac and Fannie Mae have the ability to:

•	implement new eligibility requirements for mortgage insurers and alter or liberalize underwriting standards on low-down-payment mortgages they purchase;

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default;

•	establish the amount of loan level delivery fees (which result in higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance; and

•	influence a mortgage lender's selection of the mortgage insurer providing coverage.

Some of Freddie Mac's and Fannie Mae's more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce the amount of mortgage insurance purchased and have an adverse effect on our business and revenues. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was only the minimum required by the GSE's charter, with the GSEs paying a lower price for these loans ("charter coverage"). The GSEs have also had programs under which, for certain loans, they would accept a level of mortgage insurance above the requirements of their charters, but below their standard coverage, without any decrease in the purchase price they would pay for these loans ("reduced coverage"). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and, in the second quarter of 2010, it eliminated its reduced coverage program. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would likely be reduced.
The GSEs' business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act of 2008, encompass substantially all of the GSEs' operations. This new law abolished the former regulator for the GSEs and created a new regulator, the Federal Housing Finance Agency ("FHFA"), in addition to other oversight reforms.
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

In February 2011, the Obama Administration (the "Administration") delivered a report to the U.S. Congress for reforming the U.S. housing finance market. As part of this report, the Administration recommended the winding down of the GSEs over a period of time, including increasing pricing at the GSEs, reducing the size of loans that the GSEs may purchase, requiring borrowers to provide a 10% down payment for GSE loans, and decreasing the GSEs' investment portfolios by at least 10% each year. In addition, the report encouraged the GSEs to pursue "additional credit-loss protection from private insurers and other capital providers" in order to increase the level of private capital in the housing finance system. Members of the U.S. House of Representatives and Senate have since introduced several bills intended to scale-back the operations of the GSEs and to permanently end the GSE conservatorship over a period of time. The proposed bills mirror many of the recommendations of the Administration's report, including in particular: (i) imposing a maximum portfolio size of the GSEs and gradually reducing this size over time, (ii) reducing the GSEs' market share by reducing the size of loans that may be purchased by the GSEs, (iii) increasing the fees charged by the GSEs in guaranteeing loans, and (iv) establishing a minimum down-payment requirement for loans purchased by the GSEs, among other reforms intended to level the competitive market with private capital. The Administration's recommendations and recent legislation are likely to be the subject of significant Congressional focus and debate over the next two years. As a result, it is uncertain what form any final legislation will take and to what extent the legislation will adhere to the recommendations set forth in the Administration's report. Therefore, the future structure of the residential housing finance system remains uncertain, including the impact of any such changes on our business. Although we believe that private mortgage insurance will continue to play an important role in any future housing finance structure, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs (or any successor entities) as credit enhancement or perhaps even eliminate the requirement altogether, which may reduce our available market and could adversely affect our mortgage insurance business.
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
During 2010, total domestic mortgage originations were approximately $1.5 trillion compared to approximately $2.0 trillion during 2009 and approximately $2.7 trillion in 2006 (pre-dating the housing downturn). If the volume of new mortgage originations continues to decrease or persists at low levels for a prolonged period, we may experience fewer opportunities to write new insurance business and we may be subject to increased competition with respect to these opportunities, which could reduce the size of our mortgage insurance business and have a significant negative effect on both our ability to execute our business plans and our overall franchise value. Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act 's (the "Dodd-Frank Act") reforms to strengthen lending standards, improve underwriting standards and increase accountability in the loan securitization process could further reduce the total number of mortgage originations in the future, in particular with respect to the high-LTV market. See "The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses."

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

•
requires securitizers to retain 5% of the economic risk associated with mortgage loans that they cause to be securitized, unless the mortgage loans are "qualified residential mortgages" ("QRMs"), are insured by the FHA or guaranteed by the VA or another federal agency or fall within another exception. In certain circumstances, the securitizers may elect to allocate a portion of this risk retention to willing originators. The Dodd-Frank Act provides that the definition of QRMs will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance, to the extent that the presence of mortgage insurance reduces the risk of default. On March 29, 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. Among other requirements, the proposed rule excludes loans with non-traditional features, such as negative amortization loans, and required adherence to strict, objective underwriting standards, including a maximum LTV of 80% on a home purchase transaction, regardless of whether mortgage insurance is present, maximum debt-to-income ratios and borrower credit history restrictions, among other requirements. The proposal also includes a request for comment on an alternative QRM definition that, if approved by regulators, would take mortgage insurance into account in determining whether the borrower met a 90% LTV requirement. The proposed rule seeks public comment through June 10, 2011, on virtually all aspects of the QRM definition, including: (1) a request for historical loan data that the regulators may use to assess whether loans with mortgage insurance are less likely to default than loans without mortgage insurance, (2) if the QRM definition included mortgage insurance, what financial eligibility standards should be incorporated for mortgage insurance providers and how might those standards be monitored and enforced, and (3) the potential benefits and costs of the alternative QRM definition that would give credit to mortgage insurance. Under the proposed rule, loans purchased and securitized by the GSEs while they are in conservatorship would be exempt from the risk retention requirements. Members of the U.S. House of Representatives have voiced their opposition to this GSE exemption from the risk retention requirements, and the Capital Markets Subcommittee of the House unanimously passed H.R. 1223, the GSE Credit Risk Equitable Treatment Act, which would eliminate the GSE exemption altogether.

It is not clear whether originators and securitizers will make and securitize loans that do not qualify as QRMs or under another exemption, because of the obligation to retain risk. In light of the significant requirements imposed by this QRM definition, this proposal, if adopted in its final form, has the potential to significantly reduce the overall loan origination market, in particular for first-time homebuyers.
In addition to the risk retention requirements, the Dodd-Frank Act authorizes regulators to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a "qualified mortgage" ("QM"). The definition of a QRM for risk retention purposes may not be broader, but may be narrower, than the definition of a QM.
Depending on: (i) whether and to what extent loans with mortgage insurance are considered QRMs for purposes of the Dodd-Frank securitization provisions or QMs for purposes of the ability to repay provisions; (ii) the maximum LTV allowed in the final QRM and QM definitions; and (iii) whether lenders will choose mortgage insurance for non-QRM or non-QM loans, the amount of new mortgage insurance that we write could be adversely affected. For example, of the business we wrote in 2010, the percentage of our new insurance written with LTVs of 80% or lower was less than one percent.

•
may impose additional reporting, capital and collateral requirements on our financial guaranty business, including potentially, the posting of collateral for existing derivative contracts. Although Senators Christopher Dodd and Blanche Lincoln have written that the capital and margin requirements of the Dodd-Frank Act are not intended to apply retroactively to existing derivative contracts, the Dodd-Frank Act is silent on this point, leaving the determination to the applicable regulatory agencies in their rule-making under the Dodd-Frank Act. On April 28, 2011, the Commodities Future Trading Commission published in the Federal Register its proposed rule regarding margin for uncleared swaps entered into by swap dealers or major swap participants. Under this proposal, the rules would apply to uncleared swaps entered into after the effective date of the regulation. Thus, the proposed requirements would not apply retroactively. Comments are due on this proposal on June 27th. The CFTC has not yet released its proposed rules regarding capital requirements for swap dealers and major swap participants. Until these rules are finalized, we cannot provide assurance that these requirements will not be applied retroactively to our existing derivative contracts, which if so applied, would likely require that we post significant collateral amounts that could exceed our current investment balances, and consequently, could have a material adverse effect on our businesses and on our financial condition, including significantly reducing or eliminating the ability of our financial guaranty business to provide dividends to our mortgage insurance business;

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
10.1
Employment Agreement between the Registrant and Sanford A. Ibrahim, dated April 5, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated April 5, 2011 and filed on April 7, 2011)

10.2
Amendment to Incentive Awards under 2008 Executive Long-Term Incentive Cash Plan, dated April 5, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 5, 2011 and filed on April 7, 2011)

*+10.3	Amended and Restated Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan
*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications
_______________________
* Filed herewith.
+ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: May 10, 2011	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
+10.1
Employment Agreement between the Registrant and Sanford A. Ibrahim, dated April 5, 2011, (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated April 5, 2011, and filed on April 7, 2011)

+10.2
Amendment to Incentive Awards under 2008 Executive Long-Term Incentive Cash Plan, dated April 5, 2011, (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 5, 2011, and filed on April 7, 2011)

*+10.3	Amended and Restated Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan
*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications
______________
* Filed herewith.
+ Management contract, compensatory plan or arrangement.