Form 10-Q
period 2011-06-30
RADIAN GROUP INC
filed 2011-08-09
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
 FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,212,075 shares of common stock, $0.001 par value per share, outstanding on July 29, 2011.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States ("U.S.") Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as "anticipate," "may," "will," "could," "should," "would," "expect," "intend," "plan," "goal," "contemplate," "believe," "estimate," "predict," "project," "potential," "continue," or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management's current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•
changes in general financial and political conditions, including the recent downgrade of the U.S. credit rating, a failure of the U.S. economy to fully recover from the most recent recession or the U.S. economy reentering a recessionary period, a lack of meaningful liquidity in the capital markets or in the credit markets, a prolonged period of high unemployment rates and limited home price appreciation or further depreciation (which has resulted in some borrowers voluntarily defaulting on their mortgages when their mortgage balances exceed the value of their homes), changes or volatility in interest rates or consumer confidence, changes in credit spreads, each of which may be accelerated or intensified by the recent downgrade of the U.S. credit rating and any further actual or threatened downgrades of U.S. credit ratings or as a result of Congressional action following the recent decision to increase the U.S. debt ceiling;

•
changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers or financial guaranty providers, or investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•
catastrophic events or further economic changes in geographic regions, including governments and municipalities, where our mortgage insurance or financial guaranty insurance exposure is more concentrated;

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

•
our ability to maintain adequate risk-to-capital ratios and surplus requirements in our mortgage insurance business in light of ongoing losses in this business and potential further deterioration in our financial guaranty portfolio which, in the absence of new capital, could depend on our ability to execute strategies for which regulatory and other approvals are required and may not be obtained;

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

•	the need, in the event that we are unsuccessful in defending our rescissions or denials, to increase our loss reserves for, and reassume risk on, rescinded loans and pay additional claims;

•	the concentration of our mortgage insurance business among a relatively small number of large customers;

•	any disruption in the servicing of mortgages covered by our insurance policies and poor servicer performance;

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

•
volatility in our earnings caused by changes in the fair value of our assets and liabilities carried at fair value, including our derivative instruments, and our need to reevaluate the possibility of a premium deficiency in our mortgage insurance business on a quarterly basis;

•	our ability to realize the tax benefits associated with our gross deferred tax assets, which will depend on our ability to generate sufficient sustainable taxable income in future periods;

•
our ability to successfully develop and implement a strategy to utilize the recently acquired Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell") in the public finance financial guaranty market, which strategy may depend on, among other items, our ability to obtain further necessary regulatory or other approvals, to attract third-party capital and to obtain ratings sufficient to support such a strategy;

•	changes in accounting guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board; and

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and in Item 1A of Part II of our Quarterly Reports on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements. (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2011	December 31, 2010
(In thousands, except share and per share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $8,282 and $11,416)	$7,781	$10,773
Fixed-maturities available for sale—at fair value (amortized cost $160,085 and $340,795)	149,146	273,799
Equity securities available for sale—at fair value (cost $160,038 and $160,242)	193,965	184,365
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $100,691 and $83,184)	4,445,335	4,562,821
Short-term investments—at fair value (including VIE investments of $149,984 and $149,981)	1,130,268	1,537,498
Other invested assets—at cost	62,344	59,627
Total investments	5,988,839	6,628,883
Cash	21,122	20,334
Restricted cash	28,568	31,413
Deferred policy acquisition costs	138,926	148,326
Accrued investment income	39,620	40,498
Accounts and notes receivable (less allowance of $0 and $50,000)	109,017	116,452
Property and equipment, at cost (less accumulated depreciation of $95,204 and $92,451)	15,999	13,024
Derivative assets (including VIE derivative assets of $4,653 and $10,855)	27,266	26,212
Deferred income taxes, net	27,531	27,531
Reinsurance recoverables	179,573	244,894
Other assets (including VIE other assets of $115,716 and $112,426)	352,335	323,320
Total assets	$6,928,796	$7,620,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$629,813	$686,364
Reserve for losses and loss adjustment expenses (“LAE”)	3,343,624	3,596,735
Reserve for premium deficiency	6,251	10,736
Long-term debt	811,319	964,788
VIE debt—at fair value (including $3,195 and $9,514 of non-recourse debt)	393,740	520,114
Derivative liabilities (including VIE derivative liabilities of $18,831 and $19,226)	313,708	723,579
Accounts payable and accrued expenses (including VIE accounts payable of $686 and $837)	301,031	258,791
Total liabilities	5,799,486	6,761,107
Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,574,956 and 150,507,853 shares issued at June 30, 2011 and December 31, 2010, respectively; 133,113,518 and 133,049,213 shares outstanding at June 30, 2011 and December 31, 2010, respectively	151	150
Treasury stock, at cost: 17,461,438 and 17,458,640 shares at June 30, 2011 and December 31, 2010, respectively	(892,036)	(892,012)
Additional paid-in capital	1,965,739	1,963,092
Retained earnings (deficit)	34,861	(204,926)
Accumulated other comprehensive income (loss)	20,595	(6,524)
Total stockholders’ equity	1,129,310	859,780
Total liabilities and stockholders’ equity	$6,928,796	$7,620,887
See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Premiums written—insurance:
Direct	$174,008	$194,757	$364,849	$379,035
Assumed	(11,788)	(7,923)	(10,164)	(9,171)
Ceded	(9,442)	(26,933)	(19,158)	(54,462)
Net premiums written	152,778	159,901	335,527	315,402
Decrease in unearned premiums	36,156	43,545	56,430	86,312
Net premiums earned—insurance	188,934	203,446	391,957	401,714
Net investment income	43,823	48,619	86,063	93,977
Net gains on investments	44,236	57,262	81,671	115,210
Total other-than-temporary impairment ("OTTI") losses	(11)	(38)	(11)	(56)
Losses recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized in earnings	(11)	(38)	(11)	(56)
Change in fair value of derivative instruments	188,726	(524,606)	432,618	(602,560)
Net gains (losses) on other financial instruments	5,047	(63,200)	80,298	(164,764)
Gain on sale of affiliate	—	34,815	—	34,815
Other income	1,196	(2,072)	2,644	3,703
Total revenues	471,951	(245,774)	1,075,240	(117,961)
Expenses:
Provision for losses	263,566	435,166	690,939	979,046
Change in reserve for premium deficiency	(3,102)	(7,354)	(4,485)	(8,585)
Policy acquisition costs	14,387	16,797	28,518	31,665
Other operating expenses	45,954	35,165	92,173	100,221
Interest expense	16,079	8,245	33,103	19,049
Total expenses	336,884	488,019	840,248	1,121,396
Equity in net income of affiliates	—	6,570	65	14,668
Pretax income (loss)	135,067	(727,223)	235,057	(1,224,689)
Income tax benefit	(2,048)	(252,143)	(5,064)	(439,254)
Net income (loss)	$137,115	$(475,080)	$240,121	$(785,435)
Basic net income (loss) per share	$1.04	$(4.31)	$1.82	$(8.15)
Diluted net income (loss) per share	$1.03	$(4.31)	$1.80	$(8.15)
Weighted-average number of common shares outstanding—basic	132,185	110,282	132,185	96,420
Weighted-average number of common and common equivalent shares outstanding—diluted	133,614	110,282	133,724	96,420
Dividends per share	$0.0025	$0.0025	$0.0050	$0.0050

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Foreign Currency Translation Adjustment	Unrealized Holding Gains/Losses	Other	Total
BALANCE, JANUARY 1, 2010	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994
Comprehensive loss:
Net loss	—	—	—	(785,435)	—	—	—	(785,435)
Unrealized foreign currency translation adjustment, net of tax of $2,684	—	—	—	—	(3,986)	—	—
Less: Reclassification adjustment for liquidation of foreign subsidiary and net gains on sales, net of tax of $240	—	—	—	—	(447)	—	—
Net foreign currency translation adjustment, net of tax of $2,444	—	—	—	—	(4,433)	—	—	(4,433)
Unrealized holding gains arising during the period, net of tax of $11,165	—	—	—	—	—	20,736	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $673	—	—	—	—	—	(1,250)	—
Net unrealized gain on investments, net of tax of $10,492	—	—	—	—	—	19,486	—	19,486
Comprehensive loss	—	—	—	—	—	—	—	(770,382)
Sherman unrealized loss included in net loss	—	—	—	—	—	—	16,761	16,761
Repurchases of common stock under incentive plans	—	(2,484)	108	—	—	—	—	(2,376)
Issuance of common stock - stock offering	50	—	526,135	—	—	—	—	526,185
Issuance of common stock under benefit plans	—	—	1,938	—	—	—	—	1,938
Amortization of restricted stock	—	—	2,854	—	—	—	—	2,854
Stock-based compensation expense	—	—	191	—	—	—	—	191
Dividends declared	—	—	—	(536)	—	—	—	(536)
BALANCE, June 30, 2010	$150	$(891,980)	$1,894,481	$816,172	$13,852	$(53,316)	$270	$1,779,629
BALANCE, JANUARY 1, 2011	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780
Comprehensive income:
Net income	—	—	—	240,121	—	—	—	240,121
Unrealized foreign currency translation adjustment, net of tax of $0	—	—	—	—	6,520	—	—
Less: Reclassification adjustment for liquidation of foreign subsidiary included in net income, net of tax of $11,617	—	—	—	—	27,954	—	—
Net foreign currency translation adjustment, net of tax of $11,617	—	—	—	—	(21,434)	—	—	(21,434)
Unrealized holding gains arising during the period, net of tax of $0	—	—	—	—	—	13,615	—
Less: Reclassification adjustment for net losses included in net income, net of tax benefit of $17,307 (See Note 6)	—	—	—	—	—	(34,938)	—
Net unrealized gain on investments, net of tax benefit of $17,307	—	—	—	—	—	48,553	—	48,553
Comprehensive income	—	—	—	—	—	—	—	267,240
Repurchases of common stock under incentive plans	—	(24)		—	—	—	—	(24)
Issuance of common stock under benefit plans	1	—	404	—	—	—	—	405
Amortization of restricted stock	—	—	1,603	—	—	—	—	1,603
Additional convertible debt issuance costs, net	—	—	(22)	—	—	—	—	(22)
Stock-based compensation expense	—	—	995	—	—	—	—	995
Dividends declared	—	—	(333)	(334)	—	—	—	(667)
BALANCE, June 30, 2011	$151	$(892,036)	$1,965,739	$34,861	$(340)	$20,696	$239	$1,129,310
See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2011	2010
Cash flows used in operating activities	$(608,917)	$(460,719)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	101,648	69,946
Proceeds from sales of equity securities available for sale	555	5,962
Proceeds from sales of trading securities	2,444,549	918,017
Proceeds from redemptions of fixed-maturity investments available for sale	28,032	30,492
Proceeds from redemptions of fixed-maturity investments held to maturity	3,195	2,635
Purchases of trading securities	(2,206,653)	(1,338,204)
Sales and redemptions of short-term investments, net	407,494	91,768
Purchases of other invested assets, net	(2,717)	(955)
Proceeds from the sale of investment in affiliate	—	172,017
Purchases of property and equipment, net	(5,729)	(1,279)
Net cash provided by (used in) investing activities	770,374	(49,601)
Cash flows from financing activities:
Dividends paid	(667)	(536)
Redemption of long-term debt	(160,000)	(29,348)
Issuance of common stock	—	526,185
Net cash (used in) provided by financing activities	(160,667)	496,301
Effect of exchange rate changes on cash	(2)	(388)
Increase (decrease) in cash	788	(14,407)
Cash, beginning of period	20,334	41,574
Cash, end of period	$21,122	$27,167
Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(1,275)	$1,725
Interest paid	$27,244	$20,529
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The total assets for our mortgage insurance segment as of June 30, 2010, reflected in Note 2 have been revised to conform to the presentation in the audited financial statements for the year ended December 31, 2010. The supplemental disclosure of income taxes paid for June 30, 2010, on our condensed consolidated statements of cash flows has been corrected from the amount reported in our 10Q for the quarter ended June 30, 2010. This error had no impact on any of our financial statements or any per-share amounts. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.
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
Our future performance and financial condition is subject to significant risks and uncertainties, including but not limited to, the following:

•
Potential adverse effects on us of the failure or significant delay of the United States ("U.S.") economy to fully recover, including ongoing uncertainty in the housing and related credit markets and high unemployment, which could increase our mortgage insurance or financial guaranty losses beyond existing expectations (See Notes 7, 8 and 9).

•
Potential adverse effects if the capital and liquidity levels of Radian Group or our regulated subsidiaries' statutory capital levels are deemed inadequate to support current business operations and strategies. Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $680.2 million and $797.5 million at June 30, 2011 and December 31, 2010, respectively, which includes $150 million of investments contained in our committed preferred custodial trust securities ("CPS") as discussed in Note 5. Radian Guaranty Inc.'s ("Radian Guaranty") statutory policyholders' surplus declined from $1.3 billion at December 31, 2010, to $1.0 billion at June 30, 2011, driven primarily by a statutory net loss for the six months ended June 30, 2011, of approximately $273 million.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

•
Potential adverse effects if Radian Guaranty's regulatory risk-to-capital ratio were to increase above 25 to 1, including the possibility that insurance regulators or the Government Sponsored Enterprises ("GSEs") may limit or cause Radian Guaranty to cease underwriting new mortgage insurance risk, and Radian Guaranty's customers may decide not to insure loans with Radian Guaranty or may otherwise limit the type or amount of business done with Radian Guaranty. We have been preparing Radian Mortgage Assurance, Inc. ("Radian Mortgage Assurance", formerly Amerin Guaranty Corporation) to write new first-lien mortgage ("first-lien") insurance, if needed, and have been pursuing waivers from those states that impose a 25 to 1 limitation. If Radian Guaranty's risk-to-capital were to increase above 25 to 1, and we are unable to continue writing new first-lien insurance business through Radian Mortgage Assurance or obtain the necessary waivers from the risk-to-capital limitations, it will significantly impair our franchise value and reduce our cash flow associated with new business while we continue to honor and settle valid claims and related expenses. At June 30, 2011, Radian Guaranty's risk-to-capital ratio was 19.8 to 1, compared to 16.8 to 1 at December 31, 2010. This increase was primarily due to the statutory net loss discussed above, partially offset by an excess-of-loss reinsurance agreement with Radian Insurance Inc., under which Radian Guaranty transferred approximately $2 billion of risk in force to Radian Insurance Inc. in the second quarter of 2011.

•
Potential adverse effects if Radian Guaranty were to lose its eligibility status with the GSEs, which could occur at any time at the discretion of the GSEs. Loss of GSE eligibility would likely result in a significant curtailment of our ability to write new mortgage insurance business, which would significantly impair our franchise value and limit our cash flow arising from new business while we continue to honor and settle valid claims and related expenses.

•
Potential adverse effects from legislative efforts to reform the housing finance market, including the possibility that new federal legislation could reduce or eliminate the requirement for private mortgage insurance or place additional significant obligations or restrictions on mortgage insurers.

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

•
Potential adverse effects on Radian Group liquidity if regulators disallow or terminate our expense allocation agreements among Radian Group and its subsidiaries. In the first six months of 2011, Radian Group received $59.3 million in reimbursements from its subsidiaries under these agreements.

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
Basic net income (loss) per share is based on the weighted-average number of common shares outstanding, while diluted net income (loss) per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. For the three and six months ended June 30, 2011, 3,268,525 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share as of such dates because they were anti-dilutive. As a result of our net loss for the three and six months ended June 30, 2010, 4,427,985 shares of our common stock equivalents issued under our stock-based compensations plans were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
We have reflected in Note 4 the additional disclosures required by the update to the accounting standard regarding fair value measurements and disclosures effective January 1, 2011. The 2010 information has been revised to be consistent with the 2011 disclosure.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

2. Segment Reporting
Our mortgage insurance and financial guaranty segments are strategic business units that are managed separately. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We allocate corporate cash and investments to our segments based on internally allocated capital. The results for each segment for each reporting period can cause significant volatility in allocated capital.
Prior to January 1, 2011, we also had a third reportable segment—financial services. Our financial services segment had consisted mainly of our ownership interest in Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), which was a credit-based consumer asset business. We wrote off our entire investment in C-BASS in 2007. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010, and was subsequently liquidated. Our equity interest in C-BASS, and a related note receivable from C-BASS that had also been previously written off, were extinguished pursuant to the Plan of Liquidation that was confirmed on April 25, 2011. In addition, until May 3, 2010, when we sold our remaining interest therein, our financial services segment included our interest in Sherman Financial Group LLC, a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets. Consequently, as of January 1, 2011, we no longer had any on-going activity in this reporting segment.
Summarized financial information concerning our current and previous operating segments, as of and for the periods indicated, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Mortgage Insurance
Net premiums written—insurance	$164,194	$167,909	$345,040	$324,941
Net premiums earned—insurance	$164,325	$179,992	$350,459	$357,331
Net investment income	24,853	28,544	51,686	54,903
Net gains on investments	27,425	34,441	45,187	63,222
Net impairment losses recognized in earnings	(11)	(38)	(11)	(56)
Change in fair value of derivative instruments	258	(1,310)	(136)	(1,033)
Net gains (losses) on other financial instruments	(631)	(7,973)	1,835	(38,173)
Other income	1,124	1,623	2,524	3,422
Total revenues	217,343	235,279	451,544	439,616
Provision for losses	269,992	427,622	683,965	956,713
Change in reserve for premium deficiency	(3,102)	(7,354)	(4,485)	(8,585)
Policy acquisition costs	8,601	12,113	18,817	22,617
Other operating expenses	33,913	25,639	68,050	71,872
Interest expense	146	1,549	9,935	3,669
Total expenses	309,550	459,569	776,282	1,046,286
Equity in net income of affiliates	—	—	—	—
Pretax loss	(92,207)	(224,290)	(324,738)	(606,670)
Income tax provision (benefit)	5,374	(71,763)	8,875	(217,610)
Net loss	$(97,581)	$(152,527)	$(333,613)	$(389,060)
Cash and investments	$3,334,789	$3,886,819
Deferred policy acquisition costs	44,509	35,220
Total assets	3,688,720	5,367,065
Unearned premiums	191,737	207,354
Reserve for losses and LAE	3,268,582	3,656,746
VIE debt	56,239	253,178
Derivative liabilities	—	358

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Financial Guaranty
Net premiums written—insurance	$(11,416)	$(8,008)	$(9,513)	$(9,539)
Net premiums earned—insurance	$24,609	$23,454	$41,498	$44,383
Net investment income	18,970	20,075	34,377	39,074
Net gains on investments	16,811	22,821	36,484	51,988
Net impairment losses recognized in earnings	—	—	—	—
Change in fair value of derivative instruments	188,468	(523,296)	432,754	(601,527)
Net gains (losses) on other financial instruments	5,678	(55,227)	78,463	(126,591)
Other income	72	(3,695)	120	218
Total revenues	254,608	(515,868)	623,696	(592,455)
Provision for losses	(6,426)	7,544	6,974	22,333
Change in reserve for premium deficiency	—	—	—	—
Policy acquisition costs	5,786	4,684	9,701	9,048
Other operating expenses	12,041	9,476	24,123	28,149
Interest expense	15,933	6,696	23,168	15,380
Total expenses	27,334	28,400	63,966	74,910
Equity in net income of affiliates	—	—	65	78
Pretax income (loss)	227,274	(544,268)	559,795	(667,287)
Income tax benefit	(7,422)	(194,848)	(13,939)	(238,889)
Net income (loss)	$234,696	$(349,420)	$573,734	$(428,398)
Cash and investments	$2,703,740	$3,390,788
Deferred policy acquisition costs	94,417	113,403
Total assets	3,240,076	3,981,423
Unearned premiums	438,076	529,321
Reserve for losses and LAE	75,042	124,494
VIE debt	337,501	374,460
Derivative liabilities	313,708	747,736

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

(In thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Financial Services
Net premiums written—insurance	$—	$—
Net premiums earned—insurance	$—	$—
Net investment income	—	—
Net gains on investments	—	—
Net impairment losses recognized in earnings	—	—
Change in fair value of derivative instruments	—	—
Net (losses) gains on other financial instruments	—	—
Gain on sale of affiliate	34,815	34,815
Other income	—	63
Total revenues	34,815	34,878
Provision for losses	—	—
Change in reserve for premium deficiency	—	—
Policy acquisition costs	—	—
Other operating expenses	50	200
Interest expense	—	—
Total expenses	50	200
Equity in net income of affiliates	6,570	14,590
Pretax income	41,335	49,268
Income tax provision	14,468	17,245
Net income	$26,867	$32,023
Cash and investments	$—
Deferred policy acquisition costs	—
Total assets	—
Unearned premiums	—
Reserve for losses and LAE	—
VIE debt	—
Derivative liabilities	—
A reconciliation of segment net income (loss) to consolidated net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Consolidated
Net income (loss):
Mortgage Insurance	$(97,581)	$(152,527)	$(333,613)	$(389,060)
Financial Guaranty	234,696	(349,420)	573,734	(428,398)
Financial Services	—	26,867	—	32,023
Total	$137,115	$(475,080)	$240,121	$(785,435)

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

(In millions)	June 30, 2011	December 31, 2010
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$22.2	$14.5
Net interest margin securities ("NIMS") assets	4.7	10.8
Other	0.4	0.9
Total derivative assets	27.3	26.2
Derivative liabilities:
Financial Guaranty credit derivative liabilities	294.9	704.4
Financial Guaranty VIE derivative liabilities	18.8	19.2
Total derivative liabilities	313.7	723.6
Total derivative liabilities, net	$(286.4)	$(697.4)
The notional value of our derivative contracts at June 30, 2011, and December 31, 2010, was $39.5 billion and $41.6 billion, respectively.
The components of the gains (losses) included in change in fair value of derivative instruments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Statements of Operations
Net premiums earned—derivatives	$10.5	$12.0	$21.4	$24.1
Financial Guaranty credit derivatives	181.9	(524.2)	416.5	(608.3)
Financial Guaranty VIE derivatives	(4.0)	(7.5)	(4.9)	(10.7)
NIMS	0.4	(0.3)	(1.5)	(0.5)
Mortgage Insurance domestic and international CDS	—	(0.4)	—	(0.4)
Put options on CPS	—	(4.2)	—	(6.3)
Other	(0.1)	—	1.1	(0.5)
Change in fair value of derivative instruments	$188.7	$(524.6)	$432.6	$(602.6)
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table shows selected information about our derivative contracts:

($ in millions)	June 30, 2011
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	—	$—	$5.1
Corporate collateralized debt obligations ("CDOs")	79	31,854.3	(6.1)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities ("TruPs")	19	1,977.2	(77.7)
CDOs of commercial mortgage-backed securities ("CMBS")	4	1,831.0	(70.3)
Other:
Structured finance	9	815.0	(62.0)
Public finance	27	1,794.0	(39.6)
Total Non-Corporate CDOs and other derivative transactions	59	6,417.2	(249.6)
Assumed financial guaranty credit derivatives:
Structured finance	264	1,036.1	(15.5)
Public finance	10	166.6	(1.5)
Total Assumed	274	1,202.7	(17.0)
Financial Guaranty VIE derivative liabilities (2)	—	—	(18.8)
Grand Total	412	$39,474.2	$(286.4)
 ________________

(1)
Represents NIMS derivative assets related to consolidated NIMS VIEs. Also includes common stock warrants. Because none of these investments represent financial guaranty contracts that we issued, they cannot become liabilities, and therefore, do not represent additional par exposure.

(2)
Represents the fair value of an interest rate swap included in the consolidation of one of our financial guaranty transactions. The notional amount of the interest rate swap does not represent additional par exposure, and therefore, is excluded from this table. See Note 5 for information on our maximum exposure to loss from our consolidated financial guaranty transactions.

4. Fair Value of Financial Instruments
Our fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the amounts received or paid may be materially different than those determined in accordance with the accounting standard regarding fair value measurements. There have been no significant changes to our fair value methodologies during the six months ended June 30, 2011.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities (in aggregate by type, excluding assumed financial guaranty derivatives) and VIE liabilities presented in our condensed consolidated balance sheets. Radian Group's five-year CDS spread is presented as an illustration of the market's view of our non-performance risk; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the instrument.

(In basis points)	June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
Radian Group's five-year CDS spread	968	465	701	1,530

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk June 30, 2011	Impact of Radian Non-Performance Risk June 30, 2011	Fair Value Liability Recorded June 30, 2011
Product
Corporate CDOs	$(220.2)	$214.1	$(6.1)
Non-Corporate CDO-related (1)	(1,579.1)	1,188.9	(390.2)
NIMS-related (2)	(57.6)	6.1	(51.5)
Total	$(1,856.9)	$1,409.1	$(447.8)

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Product
Corporate CDOs	$(387.1)	$281.5	$(105.6)
Non-Corporate CDO-related (1)	(1,696.2)	934.1	(762.1)
NIMS-related (2)	(134.1)	4.8	(129.3)
Total	$(2,217.4)	$1,220.4	$(997.0)
 ________________

(1)	Includes the net liability recorded within derivative assets and derivative liabilities, and the net liability recorded within VIE debt and other financial statement line items for consolidated VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.

The cumulative impact attributable to the market's perception of our non-performance risk increased by $188.7 million during the first six months of 2011, as presented in the table above. This increase was primarily the result of the widening of Radian Group's CDS spreads during this period.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2011, our total Level III assets were approximately 4.5% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of June 30, 2011:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$618.2	$672.6	$—	$1,290.8
State and municipal obligations	—	1,015.1	23.6	1,038.7
Money market instruments	360.4	—	—	360.4
Corporate bonds and notes	—	865.2	—	865.2
Residential mortgage-backed securities ("RMBS")	—	954.6	61.4	1,016.0
CMBS	—	190.4	29.4	219.8
CDO	—	—	3.9	3.9
Other ABS	—	114.1	2.0	116.1
Foreign government securities	—	101.6	—	101.6
Hybrid securities	—	367.8	—	367.8
Equity securities (1)	176.9	198.5	5.6	381.0
Other investments (2)	—	151.6	5.8	157.4
Total Investments at Fair Value (3)	1,155.5	4,631.5	131.7	5,918.7
Derivative Assets	—	0.4	26.9	27.3
Other Assets (4)	—	—	113.7	113.7
Total Assets at Fair Value	$1,155.5	$4,631.9	$272.3	$6,059.7
Derivative Liabilities	$—	$—	$313.7	$313.7
VIE debt (5)	—	—	393.7	393.7
Total Liabilities at Fair Value	$—	$—	$707.4	$707.4
 ______________________

(1)
Comprised of broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprised of short-term commercial paper within CPS trusts ($150.0 million) and short-term CDs ($1.6 million) included within Level II, and lottery annuities ($1.8 million) and TruPs held by consolidated VIEs ($4.0 million) included within Level III.

(3)
Does not include fixed-maturities held to maturity ($7.8 million) and other invested assets ($62.3 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Comprised of manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprised of consolidated debt related to NIMS VIEs ($56.2 million) and amounts related to financial guaranty VIEs ($337.5 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2010:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$1,075.0	$731.4	$—	$1,806.4
State and municipal obligations	—	1,159.7	23.2	1,182.9
Money market instruments	310.9	—	—	310.9
Corporate bonds and notes	—	1,060.4	—	1,060.4
RMBS	—	913.5	52.5	966.0
CMBS	—	173.6	23.0	196.6
CDO	—	—	2.4	2.4
Other ABS	—	131.1	3.3	134.4
Foreign government securities	—	83.5	—	83.5
Hybrid securities	—	318.9	—	318.9
Equity securities (1)	168.4	168.6	2.9	339.9
Other investments (2)	—	150.0	4.6	154.6
Total Investments at Fair Value (3)	1,554.3	4,890.7	111.9	6,556.9
Derivative Assets	—	—	26.2	26.2
Other Assets (4)	—	—	109.7	109.7
Total Assets at Fair Value	$1,554.3	$4,890.7	$247.8	$6,692.8
Derivative Liabilities	$—	$—	$723.6	$723.6
VIE debt (5)	—	—	520.1	520.1
Total Liabilities at Fair Value	$—	$—	$1,243.7	$1,243.7
______________________

(1)
Comprised of broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)	Comprised of short-term commercial paper within CPS trusts included within Level II, and lottery annuities ($2.6 million) and TruPs held by consolidated VIEs ($2.0 million) included within Level III.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2011:

(In millions)	Beginning Balance at April 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at June 30, 2011
Investments:
State and municipal obligations	$23.2	$0.4	$—	$—	$—	$—	$—	$23.6
RMBS	55.3	7.6	—	(1.6)	—	0.1	—	61.4
CMBS	24.0	5.4	—	—	—	—	—	29.4
CDO	4.1	(0.3)	—	0.1	—	—	—	3.9
Other ABS	4.7	(2.7)	—	—	—	—	—	2.0
Hybrid securities	—	0.6	—	—	—	—	(0.6)	—
Equity securities	4.3	(0.7)	2.1	(0.1)	—	—	—	5.6
Other investments	3.9	1.9	—	—	—	—	—	5.8
Total Level III Investments	119.5	12.2	2.1	(1.6)	—	0.1	(0.6)	131.7
NIMS derivative assets	9.0	0.4	—	—	—	(4.7)	—	4.7
Other assets	106.3	14.4	—	—	—	(7.0)	—	113.7
Total Level III Assets, net	$234.8	$27.0	$2.1	$(1.6)	$—	$(11.6)	$(0.6)	$250.1
Derivative liabilities, net	$(472.2)	$188.3	$—	$—	$—	$(7.6)	$—	$(291.5)
VIE debt	(373.0)	(44.0)	—	—	—	23.3	—	(393.7)
Total Level III Liabilities, net	$(845.2)	$144.3	$—	$—	$—	$15.7	$—	$(685.2)
_______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2011, as follows: $10.6 million for investments, $(1.5) million for NIMS derivative assets, $11.2 million for other assets, $173.4 million for derivative liabilities, and $(9.8) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2011:

(In millions)	Beginning Balance at January 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at June 30, 2011
Investments:
State and municipal obligations	$23.2	$0.4	$—	$—	$—	$—	$—	$23.6
RMBS	52.5	11.6	—	(1.6)	—	(1.1)	—	61.4
CMBS	23.0	6.4	—	—	—	—	—	29.4
CDO	2.4	1.3	—	0.1	—	0.1	—	3.9
Other ABS	3.3	(1.3)	—	—	—	—	—	2.0
Hybrid securities	—	(0.1)	0.7	—	—	—	(0.6)	—
Equity securities	2.9	(0.3)	3.2	(0.2)	—	—	—	5.6
Other investments	4.6	2.0	—	(0.5)	—	(0.3)	—	5.8
Total Level III Investments	111.9	20.0	3.9	(2.2)	—	(1.3)	(0.6)	131.7
NIMS derivative assets	11.7	(2.0)	0.1	—	—	(4.7)	(0.4)	4.7
Other assets	109.7	18.3	—	—	—	(14.3)	—	113.7
Total Level III Assets, net	$233.3	$36.3	$4.0	$(2.2)	$—	$(20.3)	$(1.0)	$250.1
Derivative liabilities, net	$(709.1)	$433.0	$—	$—	$—	$(15.4)	$—	$(291.5)
VIE debt	(520.1)	28.9	—	—	—	97.5	—	(393.7)
Total Level III Liabilities, net	$(1,229.2)	$461.9	$—	$—	$—	$82.1	$—	$(685.2)
_______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2011, as follows: $18.1 million for investments, $(2.1) million for NIMS derivative assets, $12.0 million for other assets, $399.1 million for derivative liabilities, and $(17.1) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

There were no investment transfers between Level I and Level II during the first six months of 2011 or 2010.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2010:

(In millions)	Beginning Balance at April 1, 2010	Realized and Unrealized Gains(Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at June 30, 2010
Investments:
State and municipal obligations	$24.4	$—	$—	$—	$—	$—	$—	$24.4
RMBS	54.1	6.7	—	(3.5)	—	—	—	57.3
CMBS	24.3	(1.1)	—	—	—	—	—	23.2
CDO	3.8	(1.4)	—	—	—	—	—	2.4
Other ABS	3.5	(0.2)	—	—	—	—	—	3.3
Hybrid securities	1.1	—	—	—	—	—	(1.1)	—
Equity securities	1.5	(0.2)	0.1	—	—	—	0.3	1.7
Other investments	6.7	(1.7)	—	—	—	(0.2)	—	4.8
Total Level III Investments	119.4	2.1	0.1	(3.5)	—	(0.2)	(0.8)	117.1
NIMS and CPS derivative assets	42.5	(4.5)	(26.7)	—	—	—	—	11.3
Other assets	118.3	8.9	(11.1)	—	—	—	—	116.1
Total Level III Assets, net	$280.2	$6.5	$(37.7)	$(3.5)	$—	$(0.2)	$(0.8)	$244.5
Derivative liabilities, net	$(210.2)	$(520.1)	$(7.1)	$—	$—	$—	$—	$(737.4)
VIE debt	(596.1)	(63.4)	31.9	—	—	—	—	(627.6)
Total Level III Liabilities, net	$(806.3)	$(583.5)	$24.8	$—	$—	$—	$—	$(1,365.0)
______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2010, as follows: $1.5 million for investments, $(4.1) million for NIMS and CPS derivative assets, $1.3 million for other assets, $(528.1) million for derivative liabilities, and $(11.4) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2010:

(In millions)	Beginning Balance at January 1, 2010	VIE Consolidation at January 1, 2010 (1)	Realized and Unrealized Gains(Losses) Recorded in Earnings (2)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (3)	Ending Balance at June 30, 2010
Investments:
State and municipal obligations	$24.4	$—	$—	$—	$—	$—	$—	$—	$24.4
RMBS	—	44.3	18.7	—	(5.7)	—	—	—	57.3
CMBS	—	23.8	(0.6)	—	—	—	—	—	23.2
CDO	—	3.8	(1.5)	—	0.1	—	—	—	2.4
Other ABS	—	3.5	(0.2)	—	—	—	—	—	3.3
Hybrid securities	0.6	—	—	—	—	—	—	(0.6)	—
Equity securities	1.7	—	(0.5)	0.2	—	—	—	0.3	1.7
Other investments	3.8	3.7	(1.7)	—	(0.8)	—	(0.2)	—	4.8
Total Level III Investments	30.5	79.1	14.2	0.2	(6.4)	—	(0.2)	(0.3)	117.1
NIMS and CPS derivative assets	44.7	—	(7.3)	0.2	(0.1)	—	(26.2)	—	11.3
Other assets	—	119.7	10.9	—	—	—	(14.5)	—	116.1
Total Level III Assets, net	$75.2	$198.8	$17.8	$0.4	$(6.5)	$—	$(40.9)	$(0.3)	$244.5
Derivative liabilities, net	$(214.9)	$51.8	$(595.2)	$—	$—	$—	$20.9	$—	$(737.4)
VIE debt	(296.1)	(253.5)	(170.4)	—	—	—	92.4	—	(627.6)
Total Level III Liabilities, net	$(511.0)	$(201.7)	$(765.6)	$—	$—	$—	$113.3	$—	$(1,365.0)
______________________

(1)	Represents the impact of our adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.

(2)
Includes unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2010, as follows: $13.1 million for investments, $(5.9) million for NIMS and CPS derivative assets, $3.3 million for other assets, $(635.2) million for derivative liabilities, and $(42.1) million for VIE debt.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

 Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows:

	June 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$7.8	$8.3	$10.8	$11.4
Short-term investments (carried at cost)	—	—	1.6	1.6
Other invested assets	62.3	66.2	59.6	58.4
Liabilities:
Long-term debt	811.3	767.9	964.8	1,082.5
Non-derivative financial guaranty liabilities	377.2	477.2	406.1	531.1

5. VIEs
The following information provides additional information related to our consolidated and unconsolidated VIEs.
NIMS VIEs
We consolidate all of the assets and liabilities associated with NIMS VIEs, due to provisions in our contracts that allow us to purchase assets of these VIEs and thus direct the activities that most significantly impact the economic performance of each VIE. For this reason, we have concluded that we have the power to most significantly impact the economic performance of these VIEs. As the guarantor of either all or a significant portion of the debt issued by each NIMS VIE, we have the obligation to absorb losses that are significant to the VIEs. As a result, we have also concluded that we are the primary beneficiary of these VIEs. The consolidated NIMS assets are accounted for as derivatives and represent assets to be used to settle the obligation of the VIEs. We elected the fair value option as it relates to the NIMS VIE debt, and therefore, the consolidated NIMS VIE debt is recorded at fair value. Our VIE debt includes amounts for which third parties do not have recourse to us.
Our continued involvement with the NIMS VIEs also includes a risk mitigation initiative, under which we purchased one NIMS bond during the first six months of 2011, with $0.9 million face value and a purchase price approximately equal to our fair value liability at the time of purchase. This purchase effectively eliminates the guarantee that we had issued to the VIE with respect to such bond and limits our liability to the discounted purchase price. In total, our net cash outflow related to NIMS during 2011 has been primarily as a result of claim payments. The average remaining maturity of our existing NIMS transactions is approximately one year. The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated NIMS VIEs:

(In millions)	June 30, 2011	December 31, 2010
Balance Sheet:
Derivative assets	$4.7	$10.8
VIE debt—at fair value	56.2	141.0

Maximum exposure (1)	58.7	135.8
_______________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which include an adjustment for our non-performance risk. The maximum exposure is based on the net par amount of our insured obligation as of the reporting date.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Six Months Ended June 30,
(In millions)	2011	2010
Statement of Operations:
Net investment income	$0.3	$—
Change in fair value of derivative instruments—loss	(1.5)	(0.5)
Net gain (loss) on other financial instruments	1.8	(38.7)

Net Cash Outflow	78.1	73.5

Put Options on CPS
Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions substantially all of the face amount of the CPS issued by the custodial trusts. Our continued involvement with these VIEs has included the payment of a put premium representing the spread between the assets of each trust and the relevant CPS, which has typically been de minimis. We eliminate the premium associated with the purchased CPS.
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
The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated and unconsolidated CPS VIEs:

	Consolidated
(In millions)	June 30, 2011	December 31, 2010
Balance Sheet:
Short-term investments	$150.0	$150.0

Maximum exposure (1)	150.0	150.0
_____________

(1)	The maximum exposure is based on our carrying amounts of the investments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Consolidated		Unconsolidated (1)
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Statement of Operations:
Net investment income	$0.1	$—	$—	$—
Change in fair value of derivative instruments—loss	—	—	—	(6.3)
Net loss on other financial instruments	—	(21.6)	—	—
Other operating expenses	0.1	0.2	—	—

Net Cash Outflow	—	39.0	—	0.9
_________________________

(1)	Activity displayed reflects the impact, for the periods prior to June 30, 2010, for one CPS custodial trust that was not consolidated prior to that date.

Financial Guaranty Insurance Contracts
We consolidate the assets and liabilities associated with one CDO of ABS transaction. Due to provisions in our contracts that allow us to direct the collateral manager to sell the underlying assets of the transaction, we concluded that we have the power to direct the activities that most significantly impact the economic performance of this VIE. In addition, as the guarantor of certain classes of debt issued by this VIE, we have the obligation to absorb losses that are significant to this VIE. The consolidated CDO of ABS VIE assets are accounted for as trading securities and represent assets to be used to settle the obligation of this VIE. While the assets of this VIE may only be used to settle the obligations of the trust, due to our guarantee, the creditors have recourse to our general credit for this consolidated VIE debt.
We also consolidate the assets and liabilities associated with two other financial guaranty transactions, in which we provided guarantees for VIEs that own manufactured housing loans, and which prior to their consolidation, had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the trusts, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of June 30, 2011.
Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivatives. For insurance contracts, we record reserves for losses and LAE, and for derivative interests, we record cumulative changes in fair value as a corresponding derivative asset or derivative liability. Our primary involvement with these VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. Underlying collateral in the VIEs includes residential and commercial mortgages, manufactured housing loans, consumer receivables and other financial assets sold to a VIE and repackaged into securities or similar beneficial interests.
In continually assessing our involvement with VIEs, we consider certain events such as the VIE's failure to meet certain contractual conditions, such as performance tests and triggers, servicer termination events and events of default, that should they occur, may provide us with additional control rights over the VIE. These events would cause us to reassess our initial determination of whether we are the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE would also cause us to reassess our determination of whether we are the primary beneficiary of a VIE. Since many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above, we expect that additional VIEs may be consolidated by us if these events occur.

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

	Consolidated		Unconsolidated
(In millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Balance Sheet:
Trading securities	$100.7	$83.2	$—	$—
Derivative assets	—	—	5.6	6.0
Premiums receivable	—	—	4.3	5.2
Other assets	115.7	112.4	—	—
Unearned premiums	—	—	4.6	6.0
Reserve for losses and LAE	—	—	14.4	15.0
Derivative liabilities	18.8	19.2	258.5	585.9
VIE debt—at fair value	337.5	379.1	—	—
Accounts payable and accrued expenses	0.7	0.8	—	—

Maximum exposure (1)	581.8	584.6	6,610.4	6,874.2
_______________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which include an adjustment for our non-performance risk. The maximum exposure is based on the net par amount of our insured obligation as of the reporting date.

	Consolidated		Unconsolidated
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Statement of Operations:
Premiums earned	$—	$—	$1.6	$1.3
Net investment income	4.1	5.6	—	—
Net gains on investments	20.0	14.6	—	—
Change in fair value of derivative instruments—(loss) gain	(4.9)	(10.7)	330.0	(360.6)
Net gain (loss) on other financial instruments	45.3	(113.1)	—	—
Provision for losses—(decrease) increase	—	—	(0.1)	6.6
Other operating expenses	1.5	1.8	—	—

Net Cash Inflow (Outflow)	0.4	1.1	3.8	(36.0)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	June 30, 2011
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$7,781	$8,282	$513	$12
	$7,781	$8,282	$513	$12
Fixed-maturities available for sale:
U.S. government and agency securities	$10,906	$12,659	$1,753	$—
State and municipal obligations	122,256	109,328	305	13,233
Corporate bonds and notes	18,113	18,001	339	451
RMBS	3,453	3,504	64	13
CMBS	2,679	2,695	62	46
Other ABS	1,027	1,165	138	—
Other investments	1,651	1,794	143	—
	$160,085	$149,146	$2,804	$13,743
Equity securities available for sale (1)	$160,038	$193,965	$33,936	$9
Total debt and equity securities	$327,904	$351,393	$37,253	$13,764
______________________

(1)
Comprised of broadly diversified domestic equity mutual funds ($176.9 million fair value at June 30, 2011) and various preferred and common stocks invested across numerous companies and industries ($17.1 million fair value at June 30, 2011).

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
______________________

(1)
Comprised of broadly diversified domestic equity mutual funds ($168.4 million fair value at December 31, 2010) and various preferred and common stocks invested across numerous companies and industries ($16.0 million fair value at December 31, 2010).

During the second quarter of 2011, we sold all of our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement ("MSA") among certain domestic tobacco manufacturers and 46 states and certain territories, realizing a loss on the sale of $53.7 million on proceeds received of $94.3 million. In December 2010, Moody's Investor Service ("Moody's") took certain ratings actions on a category of tobacco settlement bonds, including placing 67 classes in 19 transactions under review for possible downgrade due primarily to a decline in the most recent annual MSA payment to the trusts. While Moody's has not yet completed their review, our decision to sell these bonds was in response to additional negative developments during the quarter. Specifically, the MSA payments in April 2011 were the lowest in five years, primarily due to a decline in cigarette consumption that exceeded historical and expected levels, which caused several states to announce, in May 2011, that they expected to draw on liquidity reserves later this year to cover shortfalls in cash flows on these bonds. Although we expected the present value of cash flows ultimately to be collected from each security to be sufficient to recover our amortized cost basis, we concluded that the risk profile of these bonds no longer suited our current portfolio objectives, and as a result, changed our prior intent to hold these bonds and instead disposed of these securities during the quarter.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	June 30, 2011	December 31, 2010
Trading securities:
U.S. government and agency securities	$659,965	$703,636
State and municipal obligations	929,429	983,680
Corporate bonds and notes	847,164	1,034,206
RMBS	1,012,497	953,416
CMBS	217,093	193,244
CDO	3,866	2,406
Other ABS	114,941	132,149
Foreign government securities (1)	101,555	83,508
Hybrid securities	367,792	318,940
Equity securities	187,033	155,636
Other investments	4,000	2,000
Total	$4,445,335	$4,562,821
 ______________________
(1)    As of June 30, 2011, our trading portfolio included no securities of the five Eurozone countries (Portugal, Ireland, Italy, Greece and Spain). As of December 31, 2010, our trading portfolio exposure to these nations consisted of $15.5 million of Italian securities.
The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

June 30, 2011: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	5	$23,259	$2,081	9	$77,146	$11,164	14	$100,405	$13,245
Corporate bonds and notes	24	12,156	451	—	—	—	24	12,156	451
RMBS	3	1,098	13	—	—	—	3	1,098	13
CMBS	3	1,343	46	—	—	—	3	1,343	46
Other ABS	1	6	—	—	—	—	1	6	—
Equity securities	2	94	9	—	—	—	2	94	9
Total	38	$37,956	$2,600	9	$77,146	$11,164	47	$115,102	$13,764

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

December 31, 2010: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	6	$3,507	$110	26	$189,194	$70,179	32	$192,701	$70,289
Corporate bonds and notes	31	16,364	852	2	604	24	33	16,968	876
RMBS	1	1,436	14	—	—	—	1	1,436	14
CMBS	3	1,885	39	—	—	—	3	1,885	39
Other ABS	2	802	5	—	—	—	2	802	5
Equity securities	2	205	65	—	—	—	2	205	65
Total	45	$24,199	$1,085	28	$189,798	$70,203	73	$213,997	$71,288
During the first six months of 2011 and 2010, there were no credit losses recognized in earnings.
At June 30, 2011, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.
Impairments due to credit deterioration that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security, also may serve as a basis to conclude that an OTTI has occurred. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
We have securities that have been in an unrealized loss position for 12 months or more that we did not consider to be other-than-temporarily impaired as of June 30, 2011, due to the qualitative factors explained below.

State and Municipal Obligations

The majority of the unrealized losses of 12 months or greater duration as of June 30, 2011 were caused by interest rate or credit spread movement and relate to our investments in tax advantaged municipal bonds, most of which also carry bond insurance. We do not believe it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, nor did we intend, as of June 30, 2011, to sell these investments. Therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2011.
For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or credit spread movements. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The contractual maturities of fixed-maturity investments are as follows:

	June 30, 2011
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$1,876	$1,912	$2,197	$2,165
Due after one year through five years (1)	2,528	2,689	15,788	16,282
Due after five years through ten years (1)	3,074	3,390	7,236	7,413
Due after ten years (1)	303	291	127,705	115,922
RMBS (2)	—	—	3,453	3,504
CMBS (2)	—	—	2,679	2,695
Other ABS (2)	—	—	1,027	1,165
Total	$7,781	$8,282	$160,085	$149,146
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

7. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	June 30, 2011	December 31, 2010
Mortgage insurance reserves	$3,268,582	$3,524,971
Financial guaranty reserves	75,042	71,764
Total reserve for losses and LAE	$3,343,624	$3,596,735

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table presents information relating to our mortgage insurance reserves for losses and LAE as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Mortgage Insurance
Balance at beginning of period	$3,542,797	$3,597,035	$3,524,971	$3,450,538
Less reinsurance recoverables (1)	(192,258)	(596,325)	(223,254)	(621,644)
Balance at beginning of period, net of reinsurance recoverables	3,350,539	3,000,710	3,301,717	2,828,894
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	246,433	239,271	437,119	490,558
Prior years	23,559	188,351	246,846	466,155
Total incurred	269,992	427,622	683,965	956,713
Deduct paid claims and LAE related to:
Current year (2)	1,364	(14,451)	2,201	4,515
Prior years	511,249	351,774	875,563	690,083
Total paid	512,613	337,323	877,764	694,598
Balance at end of period, net of reinsurance recoverables	3,107,918	3,091,009	3,107,918	3,091,009
Add reinsurance recoverables (1)	160,664	565,737	160,664	565,737
Balance at end of period	$3,268,582	$3,656,746	$3,268,582	$3,656,746
_________________________

(1)
Related to ceded losses on captive reinsurance transactions and Smart Home. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements" for additional information regarding our Smart Home transactions.

(2)
Related to underlying defaulted loans with a most recent date of default notice in the current year. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Our loss reserves were reduced in the second quarter of 2011, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures, and insurance rescissions and claim denials outpaced new default notices received in the period, as described below. Reserves established for new default notices received in the current year were the primary driver of our total incurred loss for both the three and six months ended June 30, 2011. In addition, our results for the six months ended June 30, 2011, were negatively affected by an increase in our incurred but not recorded ("IBNR") reserve estimate in the first quarter of 2011, related to an increase in our estimate of future reinstatements of previously rescinded policies and denied claims.
Of the $246.8 million prior year adverse development experienced in 2011, $103.2 million related to an increase in both our actual and estimated reinstatements of policies and claims previously rescinded or denied in prior years, while the balance related primarily to the greater than anticipated impact from the aging of underlying defaulted loans on our default to claim rate. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the ability to cure or otherwise resolve a delinquent loan has exceeded our expected timeframe. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and as we apply higher estimated default to claim rates on our more aged delinquent loans, this has resulted in higher reserves. The protracted amount of time it has taken for servicers to resolve certain aged loans has extended the period of uncertainty with regard to our ultimate claim liability beyond what we predicted as of the prior year end. As a consequence, our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 43% at June 30, 2011, compared to 40% at December 31, 2010. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of June 30, 2011, our default to claim rate estimate, net of our estimate for insurance rescissions and claims denials, ranged from 19% for insured loans that had missed two to three monthly payments, to 51% for such loans that had missed 12 or more monthly payments. During the three months ended June 30, 2011, changes in the composition of our delinquent loan inventory have had less of an impact on reserve development and incurred losses compared to recent quarters, which has helped moderate the impact of these changes on incurred losses related to prior year defaults.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Our reserve for losses includes the impact of our estimated rescissions and denials, which remain elevated compared to levels experienced prior to 2009. Rescissions and denials reduced our loss reserves as of June 30, 2011, and December 31, 2010, by approximately $(655) million and $(922) million, respectively. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Our IBNR reserve estimate, which includes an estimate of the future reinstatements of previously rescinded policies and denied claims, was $115.6 million and $39.5 million at June 30, 2011, and December 31, 2010, respectively. The change in this estimate primarily reflects recent trends in insurance rescissions and claim denial activity as a result of lenders challenging a greater number of rescissions and denials and the overall challenges being more substantive in nature (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment). As a result, we expect that an increasingly larger portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid.
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of reinstatements within each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Rescissions—first loss position	$126.6	$75.2	$220.4	$204.6
Denials—first loss position	14.2	24.1	38.8	32.1
Total first loss position (1)	140.8	99.3	259.2	236.7
Rescissions—second loss position	41.2	47.6	72.2	158.0
Denials—second loss position	11.0	20.1	13.7	23.8
Total second loss position (2)	52.2	67.7	85.9	181.8
Total first-lien claims submitted for payment that were rescinded or denied (3)	$193.0	$167.0	$345.1	$418.5
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

(3)	Includes a small number of submitted claims that were subsequently withdrawn by the insured.

The following table illustrates the total amount of first-lien claims submitted to us for payment that were rescinded in the years noted, and then subsequently were challenged ("rebutted") by the lenders and policyholders, but not reinstated, as of June 30, 2011. Some portion of these claims may be reinstated in subsequent periods.

(In millions)	2011	2010	2009
First loss position	$94.7	$160.3	$101.1
Second loss position	24.6	61.5	91.0
Total non-overturned rebuttals on rescinded first-lien claims	$119.3	$221.8	$192.1
While the total potential claim amount of non-overturned rebuttals outstanding represents all challenged rescissions for which coverage has not been reinstated, our ongoing, active discussions with our lender customers typically involves only a small number of these non-overturned rebuttals. Absent litigation or other legal proceedings in which we are not successful, we do not expect that these discussions are likely to result in settlements that would materially impact our liquidity or results of operations.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our condensed consolidated balance sheets, was $45.2 million and $43.5 million as of June 30, 2011, and December 31, 2010, respectively.

The following table shows the cumulative denial and rescission rates, net of reinstatements, as of June 30, 2011, on our total first-lien portfolio for each quarter in which the claims were received for the periods indicated:

Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2008	12.2%	100%
Q2 2008	13.1%	100%
Q3 2008	19.2%	100%
Q4 2008	21.3%	100%
Q1 2009	24.2%	100%
Q2 2009	25.9%	99%
Q3 2009	23.3%	99%
Q4 2009	21.2%	98%
Q1 2010	19.1%	97%
Q2 2010	18.4%	96%
Q3 2010	15.6%	92%
Q4 2010	15.2%	82%
 ______________________

(1)
Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of June 30, 2011) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been internally resolved, the rescission rates for each quarter will be subject to change. These rates also will remain subject to change based on reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the first and second quarters of 2011, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

We considered the sensitivity of first-lien loss reserve estimates at June 30, 2011, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at June 30, 2011), we estimated that our loss reserves would change by approximately $96 million at June 30, 2011. For every one percentage point change in pool claim severity (which we estimate to be 46% of unpaid principal balance at June 30, 2011), we estimated that our loss reserves would change by approximately $8 million at June 30, 2011. For every one percentage point change in our overall default to claim rate (which we estimate to be 43% at June 30, 2011, including our assumptions related to rescissions and denials), we estimated a $69 million change in our loss reserves at June 30, 2011.

8. Reserve for Premium Deficiency
We perform a quarterly evaluation of the expected profitability of our existing mortgage insurance portfolio, by business line, over the remaining life of the portfolio. A premium deficiency reserve ("PDR") is established when the present value of expected losses and expenses for a particular product line exceeds the present value of expected future premiums and existing reserves for that product line. Expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We consider our first-lien and second-lien mortgage ("second-lien") insured portfolios to be separate lines of business because they are managed separately, priced differently and have a different customer base.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of June 30, 2011, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent with those rates observed at December 31, 2010, for the next twelve months, and will gradually return to normal historical levels over the subsequent two years. Because we increased our estimated losses on current loans, our net projected premium excess decreased during the quarter ended June 30, 2011.
The following table illustrates our net projected premium excess on our first-lien portfolio as of the dates indicated:

(In millions):	June 30, 2011	December 31, 2010
First-lien portfolio
Net present value of expected premiums	$2,705	$2,806
Net present value of expected losses and expenses	(4,584)	(4,537)
Reserve for premiums and losses established, net of reinsurance recoverables	3,099	3,276
Net projected premium excess	$1,220	$1,545
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2011. Expected losses are based on an assumed paid claim rate of approximately 11.4% on our total first-lien insurance portfolio (5.6% on performing loans and 42.8% on defaulted loans). Assuming all other factors remained constant, a 20% change in the expected gross default to claim rate would result in a 13.1% assumed paid claim rate on our total first-lien portfolio (6.4% for performing loans and 49.5% for defaulted loans), and the net present value of expected losses would increase by approximately $643 million. Given this sensitivity, again assuming all other factors remained constant, our expected gross default to claim rate would have to increase by approximately 40% to result in expected losses that would approximate our premium excess as of June 30, 2011. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
In the third quarter of 2007, we established a reserve for premium deficiency on our second-lien business. We were required to establish a PDR because the net present value of the expected future losses and expenses exceeded our expected future premiums. Since that time, our PDR has been reduced as the risk is reduced (either through attrition or terminations of transactions), claims have been paid, or changes have occurred to our initial assumptions.
The following table reconciles our mortgage insurance segment's beginning and ending second-lien PDR for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Second-lien PDR
Balance at beginning of period	$9,353	$24,126	$10,736	$25,357
Incurred losses recognized in loss reserves	(1,927)	(5,152)	(4,732)	(10,232)
Premiums recognized in earned premiums	591	734	1,211	1,244
Changes in underlying assumptions	(1,714)	(3,324)	(1,843)	162
Accretion of discount and other	(52)	388	879	241
Balance at end of period	$6,251	$16,772	$6,251	$16,772

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

9. Financial Guaranty Insurance Contracts
The following table includes information as of June 30, 2011, regarding our financial guaranty claim liabilities, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	9	134	59	102	304
Remaining weighted-average contract period (in years)	23	19	22	25	21
Insured contractual payments outstanding:
Principal	$28.6	$1,058.5	$373.9	$395.5	$1,856.5
Interest	10.5	611.4	209.8	206.7	1,038.4
Total	$39.1	$1,669.9	$583.7	$602.2	$2,894.9
Gross claim liability	$0.4	$16.7	$124.5	$148.7	$290.3
Less:
Gross potential recoveries	—	0.6	62.8	112.1	175.5
Discount, net	0.1	5.4	20.1	4.2	29.8
Net claim liability	$0.3	$10.7	$41.6	$32.4	$85.0
Unearned premium revenue	$0.1	$27.2	$8.0	$—	$35.3
Claim liability reported in the balance sheet	$0.2	$3.2	$35.0	$32.4	$70.8
Reinsurance recoverables	$—	$—	$—	$—	$—
Claim liabilities are established for a performing credit if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis as of the dates indicated are as follows:

(In millions)	June 30, 2011	December 31, 2010
Premiums receivable	$37.3	$44.0
Unearned premiums	42.8	60.5
The accretion of these balances is included in premiums written and premiums earned for premiums receivable and policy acquisition costs for commissions on our condensed consolidated statement of operations. The amounts of the accretion included in premiums written, premiums earned and policy acquisition costs for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Premiums written	$0.3	$0.4	$0.6	$0.8
Premiums earned	0.3	0.4	0.6	0.8
Policy acquisition costs	0.1	0.1	0.2	0.2
The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at June 30, 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table shows the nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of June 30, 2011:

(In millions)	Future Expected Premium Payments
Third Quarter 2011	$1.5
Fourth Quarter 2011	0.9
2011	2.4
2012	5.7
2013	3.3
2014	1.6
2015	3.0
2011 – 2015	16.0
2016 – 2020	11.3
2021 – 2025	7.7
2026 – 2030	5.0
After 2030	6.9
Total	$46.9
The following table shows the rollforward of the net present value of premiums receivable for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Balance at beginning of period	$43.8	$51.1	$44.0	$54.4
Payments received	(1.2)	(2.1)	(2.5)	(3.7)
Accretion	0.3	0.4	0.5	0.7
Adjustments to installment premiums	(0.1)	(0.4)	(0.2)	(0.7)
Recaptures/commutations	(6.0)	(1.8)	(6.0)	(1.8)
Foreign exchange revaluation	0.5	(0.8)	1.5	(2.5)
Balance at end of period	$37.3	$46.4	$37.3	$46.4
Premiums earned were affected by the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Refundings	$9.3	$10.2	$14.1	$19.7
Recaptures/commutations	2.8	—	2.8	—
Unearned premium acceleration upon establishment of case reserves	1.3	0.4	1.3	0.7
Foreign exchange revaluation, gross of commissions	0.7	(1.1)	2.0	(2.8)
Adjustments to installment premiums, gross of commissions	0.1	(0.4)	0.3	(0.4)
Other	—	2.1	—	2.1
Total adjustment to premiums earned	$14.2	$11.2	$20.5	$19.3

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refundings of any financial guaranty obligations, as of June 30, 2011:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Third Quarter 2011	$428.3	$9.8	$0.3	$10.1
Fourth Quarter 2011	417.8	10.5	0.3	10.8
2011	417.8	20.3	0.6	20.9
2012	381.8	36.0	1.1	37.1
2013	346.5	35.3	1.0	36.3
2014	312.9	33.6	0.9	34.5
2015	282.7	30.2	0.8	31.0
2011 – 2015	282.7	155.4	4.4	159.8
2016 – 2020	162.4	120.3	3.3	123.6
2021 – 2025	80.9	81.5	2.2	83.7
2026 – 2030	33.6	47.3	1.3	48.6
After 2030	—	33.6	1.6	35.2
Total	$—	$438.1	$12.8	$450.9
The following table shows the significant components of the change in our financial guaranty claim liability for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Claim liability at beginning of period	$80.6	$133.4	$67.4	$121.8
Incurred losses and LAE:
Increase in gross claim liability	22.4	33.8	41.7	73.9
Increase in gross potential recoveries	(30.0)	(22.5)	(33.2)	(45.9)
Increase in discount	(2.5)	(4.6)	(5.8)	(7.1)
Decrease in unearned premiums	3.4	1.0	4.0	2.0
Incurred losses and LAE	(6.7)	7.7	6.7	22.9
Paid losses and LAE	(3.1)	(21.8)	(3.3)	(25.4)
Claim liability at end of period	$70.8	$119.3	$70.8	$119.3
Components of incurred losses and LAE:
Claim liability established in current period	$—	$0.3	$—	$1.2
Changes in existing claim liabilities	(6.7)	7.4	6.7	21.7
Total incurred losses and LAE	$(6.7)	$7.7	$6.7	$22.9
Components of increase in discount:
Increase in discount related to claim liabilities established in current period	$—	$(0.2)	$(0.1)	$(2.3)
Increase in discount related to existing claim liabilities	(2.5)	(4.4)	(5.7)	(4.8)
Total increase in discount	$(2.5)	$(4.6)	$(5.8)	$(7.1)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows as of the dates indicated:

December 31, 2009	4.34%
March 31, 2010	4.39%
June 30, 2010	3.88%
December 31, 2010	3.69%
March 31, 2011	4.11%
June 30, 2011	3.97%

10. Long-Term Debt
The composition of our long-term debt at June 30, 2011, and December 31, 2010, was as follows:

(In thousands)		June 30, 2011	December 31, 2010
7.75%	Debentures due 2011	$—	$160,344
5.63%	Senior Notes due 2013	253,285	254,305
5.38%	Senior Notes due 2015	249,795	249,772
3.00%	Convertible Senior Notes due 2017	308,239	300,367
		$811,319	$964,788

We repaid the remaining balance of our 7.75% debentures upon maturity in June 2011.

11. Comprehensive Income (Loss)
Our total comprehensive income (loss), as calculated per the accounting standard regarding reporting comprehensive income, was as follows for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2011		2010	2011		2010
Net income (loss), as reported	$137,115		$(475,080)	$240,121		$(785,435)
Other comprehensive income (net of tax):
Net unrealized gains on investments, net of tax	40,565		2,701	48,553		19,486
Net foreign currency translation adjustment, net of tax	(23,291)	(1)	(1,980)	(21,434)	(1)	(4,433)
Comprehensive income (loss)	$154,389		$(474,359)	$267,240		$(770,382)
______________________

(1)
During the second quarter of 2011, we liquidated a foreign subsidiary which resulted in the recognition of significant foreign currency translation gains that were previously included in other comprehensive income.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year of 2011, we booked our income tax benefit based on actual results of operations as of June 30, 2011.
For federal income tax purposes, we have approximately $1.7 billion of net operating loss ("NOL") carryforwards as of June 30, 2011. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2031. To protect our ability to utilize our NOLs and other tax assets from an "ownership change" under U.S. federal income tax rules, we adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.
As of June 30, 2011, before consideration of our valuation allowance, we had deferred tax assets ("DTA"), net of deferred tax liabilities, of approximately $797.2 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years, and the continued uncertainty around our future operating results. We also considered several sources of positive evidence when assessing the need for a valuation allowance such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.

A valuation allowance of approximately $769.7 million and $851.9 million was recorded against our net DTA of approximately $797.2 million and $879.4 million at June 30, 2011 and December 31, 2010, respectively. The remaining DTA of approximately $27.5 million represents our NOL carryback, which we expect to utilize in the coming months as a result of our anticipated settlement with the Internal Revenue Service ("IRS") relating to tax years 2000 through 2007.

13. Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding comprehensive income. This update eliminates the current presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update is effective for fiscal years beginning after December 15, 2011.
In May 2011, the FASB issued an update to the accounting standard regarding Fair Value Measurements and Disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: 1) clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and 2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for fiscal years beginning after December 15, 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

14. Selected Financial Information of Registrant—Radian Group
The following is selected financial information for Radian Group:

(In thousands)	June 30, 2011	December 31, 2010
Investment in subsidiaries, at equity in net assets	$1,218,817	$947,724
Total assets	1,994,889	1,864,896
Long-term debt	811,319	964,788
Total liabilities	865,579	1,005,116
Total stockholders' equity	1,129,310	859,780
Total liabilities and stockholders' equity	1,994,889	1,864,896

15. Commitments and Contingencies
On June 26, 2008, we filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Pennsylvania, naming IndyMac Bank (“IndyMac”), Deutsche Bank National Trust Company (“Deutsche Bank”), Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involved three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We were in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million and represented the aggregate risk in force related to these policies.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that were the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represented approximately $27 million of the total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represented approximately $21 million of the total claim liability, and in June 2011, we settled with FGIC and Deutsche Bank regarding the third disputed pool policy, which policy represented the remaining $29 million of the total claim liability. In the aggregate, we settled our $77 million of total claim liability under the three pool policies for approximately $44 million. Following these settlements, in July 2011, the declaratory judgment action against IndyMac, Ambac, MBIA, FGIC and Deutsche Bank, and the arbitrations commenced by Ambac, MBIA and FGIC were dismissed with prejudice.
On August 13, 2010, American Home Mortgage Servicing, Inc. ("AHMSI") filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. According to AHMSI, Radian Guaranty's refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian has also filed a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty's complaint seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty's master policy and delegated underwriting endorsement for approximately 140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The elevated levels of our rate of rescissions and denials have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with these customers regarding rescissions or denials which, if not resolved, could result in arbitration or additional judicial proceedings. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. See Note 7 for further information.
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
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities ("MBS")). To allow our customers to comply with these regulations, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries' obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $176.8 million of remaining credit exposure as of June 30, 2011.
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
As part of the non-investment-grade allocation component of our investment program, we have committed to invest $90.0 million in alternative investments ($10.3 million of unfunded commitments at June 30, 2011) that are primarily private equity securities. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans issued after the date of this change that we are simultaneously underwriting for compliance with secondary market compliance and for potential mortgage insurance. In the first half of 2011, we paid losses related to contract underwriting remedies of approximately $4.4 million. Rising mortgage interest rates or further economic uncertainty may expose the mortgage insurance business to an increase in such costs. In the first half of 2011, our provision for contract underwriting expenses was approximately $7.2 million and our reserve for contract underwriting obligations at June 30, 2011, was $5.3 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Under change of control agreements with certain of our officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $6.8 million as of June 30, 2011. In addition, in the event of a change of control of Radian Group under certain of our long term cash-based incentive plans, we would be required to pay approximately $14.9 million to plan participants as of June 30, 2011.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $8.7 million, of which $4.6 million has not been recorded as of June 30, 2011. The remaining cost for these agreements is expected to be recorded by the end of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the fiscal year ended December 31, 2010 for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Forward Looking Statements—Safe Harbor Provisions" above and the "Risk Factors" detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and Item 1A of Part II of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

Business Summary
We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance. Our business segments are currently mortgage insurance and financial guaranty. Prior to January 1, 2011, we also had a third segment—financial services. Our financial services segment had consisted mainly of our ownership interest in Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), which was a credit-based consumer asset business. We wrote off our entire investment in C-BASS in 2007. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010, and was subsequently liquidated. Our equity interest in C-BASS, and a related note receivable from C-BASS that had also been previously written off, were extinguished pursuant to the Plan of Liquidation that was confirmed on April 25, 2011. In addition, until May 3, 2010, when we sold our remaining interest therein, our financial services segment included our interest in Sherman Financial Group LLC ("Sherman"), a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets.
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We have provided these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Radian Mortgage Assurance, Inc. (formerly Amerin Guaranty Corporation), and Radian Insurance Inc. (which we refer to as "Radian Guaranty," "Radian Mortgage Assurance," and "Radian Insurance," respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made generally to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association ("Fannie Mae"). We refer to Freddie Mac and Fannie Mae together as "Government Sponsored Enterprises" or "GSEs."
Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages ("first-lien"). At June 30, 2011, primary insurance on first-liens made up approximately 93.2% of our total first-lien insurance risk in force ("RIF") and pool insurance comprised approximately 6.8% of our total first-lien insurance RIF.

Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, in the past we have used Radian Insurance and Radian Mortgage Assurance to provide other forms of credit enhancement on residential mortgage assets. These products include mortgage insurance on second-lien mortgages ("second-lien"), credit enhancement on net interest margin securities ("NIMS"), credit default swaps ("CDSs") on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as "non-traditional" or "other risk"). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. As of June 30, 2011, the aggregate remaining RIF on such non-traditional mortgage credit enhancement was $290 million.
Financial Guaranty
Our financial guaranty segment has mainly provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. ("Radian Asset Assurance"), a wholly-owned subsidiary of Radian Guaranty. We also wrote financial guaranty business internationally through Radian Asset Assurance Limited ("RAAL"), an insurance company licensed in the United Kingdom and a subsidiary of Radian Asset Assurance. Our remaining exposure written through RAAL has been novated to Radian Asset Assurance, and RAAL was liquidated in the second quarter of 2011.
Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market. Historically, financial guaranty insurance has been used to lower an issuer's cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the "credit spread") between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also has been used to increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures.
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

•
Structured Finance—Insurance of structured finance obligations, including corporate collateralized debt obligations ("CDOs") and asset-backed securities ("ABS"), consisting of funded and non-funded (referred to herein as "synthetic") executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that collateralize or underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgages, trust preferred securities ("TruPs"), diversified payment rights ("DPR"), a variety of consumer loans, equipment receivables, real and personal property leases, or a combination of asset classes or securities backed by one or more of these pools of assets;

•	Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations.
In 2008, in light of market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries, we discontinued writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Since 2008, we have significantly reduced our financial guaranty operations and have reduced our financial guaranty exposures through commutations in order to eliminate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our potential access to that capital.

We continue to explore ways to maximize the value of or to leverage our existing insured financial guaranty portfolio. On June 15, 2011, Radian Asset Assurance completed the acquisition of Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell"), a New York domiciled financial guaranty insurance company that has not written any business, but has obtained licenses to do so in 36 states and the District of Columbia, which should provide Radian Asset Assurance with the flexibility to pursue strategic alternatives in the public finance market, including possibly partnering with third-party investors to write new public finance insurance and/or reinsure all or a portion of Radian Asset Assurance's existing public finance business. We expect that any new initiative for the FG Insurance Shell will be consistent with our ultimate goal of reducing our financial guaranty exposure.
Financial Guaranty Exposure Subject to Recapture or Termination.   As a result of multiple ratings downgrades of Radian Asset Assurance, approximately $54.6 billion of our total net par outstanding as of June 30, 2011, (representing 73.1% of our financial guaranty segment's total net par outstanding) remained subject to recapture or termination at the option of our primary reinsurance customers and credit derivative counterparties.
If all of our direct insurance that was subject to termination were terminated as of June 30, 2011, our net par outstanding would have been reduced by $32.5 billion, and because our contracts do not require mark-to-market settlement payments in such circumstances, no cash payment would be required by either party. In addition, the present value of expected future installment premiums on both our insurance contracts and derivative contracts would decrease by $95.4 million. Furthermore, $6.6 million of unearned premium reserves would be earned, and net unrealized losses on derivatives and variable interest entities ("VIEs") of $347.6 million would also have been reversed had these transactions been terminated as of June 30, 2011.
In April 2011, one of our counterparties exercised its termination right with respect to five corporate CDO transactions (the "April 2011 CDO Termination"). This termination reduced our net par outstanding by approximately $1.7 billion, and decreased the present value of expected future installment premiums by $7.4 million. Also, in April 2011, we commuted approximately $0.5 billion of net par outstanding of reinsurance exposure from one of our primary reinsurance customers (the "April 2011 Reinsurance Commutation"). We did not pay any amount to commute this exposure other than a refund of approximately $3.0 million of unearned premium reserves, net of ceding commissions. This commutation resulted in an estimated increase in pre-tax income of $7.1 million in the second quarter of 2011, primarily as a result of a decrease in derivative and net claim liabilities of $2.2 million and $3.3 million, respectively, which had been established for the exposure that was commuted. In addition, in July 2011, another counterparty exercised its termination rights with respect to one of its three corporate CDO transactions with us, which we expect will result in a reduction of $0.4 billion of our net par outstanding in the third quarter of 2011.
If all of our reinsurance that was subject to recapture were recaptured as of June 30, 2011, our net par outstanding would have been reduced by $22.1 billion, and the pre-tax impact on our financial statements would have been as follows:

Statement of Operations (In millions)
Decrease in assumed premiums written	$(226.5)
Decrease in net premiums earned	$(42.2)
Increase in change in fair value of derivative instruments - gain	18.1
Decrease in policy acquisition costs	7.0
Decrease in provision for losses	5.0
Decrease in pre-tax income	$(12.1)

Balance Sheet (In millions)
Decrease in:
Cash	$177.5
Deferred policy acquisition costs	61.8
Accounts and notes receivable	26.8
Derivative assets	1.2
Unearned premiums	184.3
Reserves for losses and loss adjustment expenses ("LAE")	51.6
Derivative liabilities	19.3

Assuming all this reinsurance business were recaptured as of June 30, 2011, Radian Asset Assurance's statutory surplus would have increased by approximately $157.3 million, primarily as a result of the release of contingency reserves.
While our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties, since we have entered into multiple treaties with each customer, a customer may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. This selective recapture, if it occurs, could leave us with risk that is more concentrated in troubled asset classes. Approximately $21.1 billion or 94.9% of Radian Asset Assurance's net par reinsurance exposure outstanding at June 30, 2011, was ceded from primary reinsurance customers that are subsidiaries of Assured Guaranty Ltd. Consequently, the credit performance of such reinsurance, as well as any decision to recapture ceded business, is dependent upon the surveillance and loss mitigation abilities of primary insurers that are subsidiaries of this one holding company.
Overview of Business Results
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. While the improved credit quality of new mortgage insurance business has continued in 2011, the ongoing downturn in the housing and related credit markets, characterized by a decrease in mortgage originations, decline in home prices in many markets, mortgage servicing and foreclosure delays, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. Because of these factors, there is a great deal of uncertainty regarding our ultimate loss performance. The possibility that the United States ("U.S.") economy may not fully recover from the most recent recession or may reenter a recessionary period, the lack of meaningful liquidity in some sectors of the capital and credit markets, the potential for continued high unemployment, and limited home price appreciation or further depreciation may add further stress on the performance of our insured assets. On August 5, 2011, Standard & Poor's Rating Service ("S&P") lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While the impact of this credit downgrade remains uncertain, it could further negatively impact the domestic and global financial markets, prolong a recovery in the housing market, and place further stress on the performance of our mortgage insurance and financial guaranty insured assets.
Our businesses have been significantly affected by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies, and the Federal Housing Authority ("FHA") remains our primary competitor outside of the private mortgage insurance industry. Federal and state efforts to support homeowners and the housing market, including through the U.S. Department of Treasury's Homeowner Affordability and Stability Plan ("HASP"), have had a positive impact on our business in recent periods. Various regulatory agencies are now in the process of developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that are expected to have a significant impact on the housing finance industry, and the U.S. Congress is planning for the reform of the housing finance market, including the future roles of the GSEs. See Risk Factors—"Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business" and "The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses" in Part II, Item 1A of this Quarterly Report on Form 10-Q and "A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

Mortgage Insurance

•
Defaults.   Our first-lien primary default rate at June 30, 2011 was 15.2%, compared to 16.5% at December 31, 2010. Our primary default inventory comprised 111,434 loans at June 30, 2011, compared to 116,896 loans and 125,470 loans at March 31, 2011, and December 31, 2010, respectively. Our primary default inventory continued to decline slightly in July 2011. This positive trend is primarily the result of fewer new defaults compared to the number of cures, combined with the payment of claims on defaulted loans and the number of loans for which coverage was rescinded or claims were denied. Despite this positive trend, our overall primary default rates continue to remain elevated due to high unemployment and continued weakness in the U.S. housing and mortgage credit markets. Defaults have remained at elevated levels across all our mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. Overall, the underlying trend of high defaults continues to be driven primarily by the poor performance of our 2005 through 2008 books of business. In addition, a slowdown in mortgage foreclosures, and consequently a slowdown in claims submitted to us, mainly due to the foreclosure moratoriums imposed by various government entities and lenders, servicing delays and the effect of prolonged modification programs for delinquent loans, has contributed to the sustained high level of our default inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures, particularly coming from our older delinquent loans.

•
Provision for Losses.   Our mortgage insurance provision for losses in the second quarter and first half of 2011 was $270.0 million and $684.0 million, respectively. Our provision for losses for both the second quarter and first half of 2011 was primarily related to reserves established on new defaults that occurred in 2011. In addition, our provision for losses has been impacted by an increase in our weighted average default to claim rate, due to a greater than anticipated impact from the aging of underlying defaulted loans. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the ability to cure or otherwise resolve a delinquent loan has exceeded our expected timeframe. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and we apply higher estimated default to claim rates on our more aged delinquent loans, resulting in higher reserves. Although the weighted average age of our defaulted portfolio continued to increase throughout the first half of 2011, the pace of this increase slowed in the second quarter of 2011, resulting in a smaller impact on incurred losses. Finally, our results for the first half of 2011 were also negatively impacted by an increase in our incurred but not recorded ("IBNR") reserve estimate in the first quarter of 2011, related to an increase in our estimate of future reinstatements of previously rescinded policies and denied claims.

Our mortgage insurance reserve for losses continues to be favorably impacted by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud, underwriter negligence or other factors, including our recent experience regarding reinstatements of previously rescinded policies and denied claims. Our current level of rescissions and denials remains elevated compared to historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our extensive efforts to examine more claims for potential rescissions or denials. We expect the level of rescissions and denials to continue to remain elevated from historical levels as long as our 2005 through 2008 insurance policies comprise the majority of our default inventory.

•
Claims paid.  Total mortgage insurance claims paid in the second quarter and first half of 2011 were $512.6 million and $877.8 million, respectively. The claims for both periods of 2011 include $53.6 million related to claims paid in connection with the termination of certain structured mortgage insurance transactions. Foreclosure moratoriums, servicer delays and loan modification programs have reduced the number of defaults going to claim. We cannot be certain of the ultimate impact of these programs on our business or results of operations, or the timing of this impact. Some of the most recent foreclosure moratoriums related to borrower challenges to allegations of improper foreclosure documentation have further delayed our receipt of claims. Based on our current projections, however, we believe that claims paid in the second quarter of 2011 generally represent a peak in quarterly claims paid and that claims paid will begin to trend down slowly over time. We currently expect total claims paid in 2011 to be approximately $1.7 billion.

•
New Insurance Written.   We wrote $2.3 billion and $4.9 billion of new mortgage insurance in the second quarter and first half of 2011, respectively, compared to $2.7 billion and $4.6 billion of insurance written in the corresponding periods of 2010. The increase in the first six months of 2011 compared to 2010 is mainly attributable to an increase in the penetration rate of private mortgage insurance in the overall insured mortgage market.  While the private mortgage insurance industry has made some progress in recapturing business from the FHA, the FHA's market share remains historically high, and this competition with the FHA, in conjunction with other market factors identified above, is likely to continue to negatively affect the volume of our new insurance written (“NIW”). We have been more aggressively marketing our product offerings that favorably compete with the FHA in order to gain market share back from the FHA. In the second quarter of 2011, we implemented a series of changes to our underwriting guidelines and rates, including a more efficient underwriting process for conforming loans, lower borrower-paid rates and an expansion of our non-conforming “jumbo” loan program. Effective April 18, 2011, the FHA reduced its upfront mortgage insurance premium and increased its annual premium, and the maximum loan that may be insured by the FHA in certain areas is expected to be reduced from $729,750 to $625,000 effective October 1, 2011. While we cannot be certain of the impact on our new insurance written of our recent program changes and the recent and planned changes by the FHA, we believe that these changes could allow us to be more competitive with the FHA and other private mortgage insurers than in the recent past.

Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, the credit profile of our mortgage insurance portfolio has improved. Our implementation of these stricter guidelines has also contributed to the reduction in NIW as compared to historical levels. Since 2009, almost all of our new business production has been prime business. In addition, Fair Isaac and Company ("FICO") scores for the borrowers of these insured mortgages have increased, while the loan-to-value ("LTV") on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•
Terminations. In 2009, we began pursuing opportunities to manage our legacy mortgage insurance portfolio and non-traditional mortgage insurance RIF through a series of commutations, transaction settlements and terminations, including the following transactions in 2011:

•
In February 2011, we exercised our option to terminate two of our four Smart Home transactions, which added approximately $41.0 million of RIF to our portfolio. There was minimal impact to our financial statements as a result of these terminations.

•
In order to mitigate future expected losses, during the first half of 2011, we purchased one NIMS bond that we insure with approximately $0.9 million face value, at a purchase price approximately equal to our fair value liability for such NIMS bond at the time of purchase.

•
In April 2011, we paid approximately $39 million to terminate a structured transaction, comprising $45 million of pool insurance RIF. This transaction had the effect of reducing our pool insurance default count by approximately 2,200 loans. This transaction resulted in approximately $6.5 million of pre-tax income in the second quarter of 2011, as a result of a difference between the amount paid and our existing loss reserves.

•
In June 2011, we paid approximately $16.6 million to terminate a second-lien transaction, resulting in a $29.1 million reduction in RIF. There was minimal net impact to our financial statements as a result of this termination, as the amounts paid substantially offset the reduction to our reserves.

Financial Guaranty

•
Net Par Outstanding.   Our financial guaranty segment's net par outstanding was $74.7 billion as of June 30, 2011, compared to $78.8 billion at December 31, 2010. The reduction in net par outstanding was primarily due to: (i) the April 2011 CDO Termination, which eliminated $1.7 billion in net par outstanding; (ii) the April 2011 Reinsurance Commutation of $0.5 billion in net par outstanding; (iii) a counterparty exercising its early termination rights with respect to a TruPs CDO transaction with $0.1 billion in net par outstanding; and (iv) the amortization or scheduled maturity of our insured portfolio and prepayments ("refundings") of public finance transactions. In light of our decision in 2008 to discontinue writing new financial guaranty business, we expect our net par outstanding to continue to decrease as our financial guaranty portfolio matures and as we seek to proactively reduce our financial guaranty net par outstanding.

•
Credit Performance.   The overall credit quality of our financial guaranty insured portfolio improved slightly during the first half of 2011. The percentage of internally rated AAA credits in our portfolio increased to 45.5% of our net par outstanding at June 30, 2011, from 43.0% at December 31, 2010. This was primarily due to credit improvements in our insured corporate CDO portfolio and the removal of $231.2 million of below investment grade (“BIG”) exposure from our public finance portfolio as part of the April 2011 Reinsurance Commutation.

•
Public Finance. Our public finance insured portfolio continues to experience stress from the general economic downturn and slow economic recovery, although no new U.S. domestic public finance credits were downgraded to BIG during the second quarter of 2011. Notwithstanding this stress, the percentage of our insured public finance portfolio rated BIG decreased to 4.1% of our financial guaranty segment's net par outstanding at June 30, 2011, compared to 4.6% at December 31, 2010, primarily due to the April 2011 Reinsurance Commutation.

Although we have seen some stabilization and modest improvement in the performance of some healthcare credits in the portfolio (there were no additional downgrades to BIG within this sector during the first half of 2011), the credit performance outlook for the healthcare sector remains challenging, particularly due to uncertainty regarding the future of healthcare reform and state and federal funding for healthcare expenditures. Although the states and municipalities included within our government-related insured credits have generally been able to withstand stresses to date, the lagging impact on municipal governments from the most recent economic downturn is becoming more evident. We expect the negative trend in this sector to continue at least through the remainder of 2011 and into 2012 due to the protracted economic downturn and slow economic recovery, the end of federal stimulus revenues and continued stress on tax-based revenues receipts (in particular where tax revenues are derived from the value of real estate). This negative trend is expected to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. As a result, we may continue to experience further credit deterioration and municipal defaults in our government-related insured credits.
As of June 30, 2011, we had an aggregate of $524.4 million net par exposure (all of which is assumed) to international sovereign indebtedness, $108.5 million of which is to sovereign indebtedness in the five Eurozone countries (Portugal, Ireland, Italy, Greece and Spain), whose sovereign obligations have been under stress due to economic uncertainty, potential restructuring and ratings downgrades.  Of the $108.5 million, $32.1 million represents exposure to Greece and we have no exposure to Ireland. In addition, approximately 0.49% of the collateral in our portfolio of Corporate CDOs are to international sovereign obligations, including 0.064% of the collateral being obligations to the Kingdom of Spain, which is the only one of the five Eurozone countries named above to which we have sovereign exposure in our Corporate CDO collateral pool.

•
Structured Finance. The credit performance of our structured finance portfolio continued to improve in the first half of 2011, with no directly insured transactions being downgraded to BIG and no new defaults occurring in the collateral underlying our corporate CDOs in 2011. The percentage of internally rated AAA credits in our structured finance portfolio increased to 80.1% at June 30, 2011, from 75.8% at December 31, 2010. We have seen stabilization and slightly improved performance across a majority of the transactions in our directly insured TruPs CDO portfolio. Our weighted average internal rating for our directly insured TruPs bonds improved to BB- as of June 30, 2011, from B+ as of December 31, 2010, reflecting the improvement in observed TruPs performance and our updated internal views of the banking sector and future TruPs performance. In addition, during the first half of 2011, one counterparty exercised its right to terminate a TruPs CDO with $84.9 million of net par outstanding. See "Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information" below for additional information regarding material changes in the credit performance of our insured TruPs CDO portfolio.

With respect to our CDOs of commercial mortgage-backed securities ("CMBS") transactions, there were continued signs of improvement within the commercial real estate sector during the first half of 2011, including a general decrease in delinquencies and a reduction in loss severity across many of the CMBS backing these CDOs. Our internal ratings for these transactions remained unchanged as of June 30, 2011.

Results of Operations
Our results for the quarter ended June 30, 2011, were positively impacted by the change in fair value of derivative instruments, which occurred primarily due to the widening of Radian Group's five-year credit default swap ("CDS") spread during the quarter. This widening, in turn, resulted in a corresponding decline in the fair value liability of our insured obligations, primarily TruPs CDOs. Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our ultimate net credit loss payments with respect to these obligations.
Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) that we expect to pay in claims with respect to our insured credit derivatives and net VIE liabilities. The estimated fair value of these obligations is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. However, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of gains or losses and the corresponding reversal of unrealized gains or losses.
The following table summarizes the fair value amounts reflected on our condensed consolidated balance sheet at June 30, 2011, related to these instruments and the present value of our estimated credit loss payments on these instruments.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Trading securities	$—	$100.7	$100.7
Derivative assets	4.7	22.2	26.9
Other assets	—	115.7	115.7
Total assets	4.7	238.6	243.3
Derivative liabilities	—	313.7	313.7
VIE debt-at fair value	56.2	337.5	393.7
Accounts payable and accrued expenses	—	0.7	0.7
Total liabilities	56.2	651.9	708.1
Total fair value net liabilities	$51.5	$413.3	$464.8
Present value of estimated credit loss payments (1)	$59.9	$432.2	$492.1
___________________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses, calculated using a discount rate of approximately 2.2%, which represents our current investment yield. At a discount rate of 5%, our estimated credit loss payments would decrease by approximately $198.2 million to $293.9 million.

Results of Operations—Consolidated
Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Net income (loss)	$137.1	$(475.1)	n/m	$240.1	$(785.4)	n/m
Net premiums written—insurance	152.8	159.9	(4.4)	335.5	315.4	6.4%
Net premiums earned—insurance	188.9	203.4	(7.1)	392.0	401.7	(2.4)
Net investment income	43.8	48.6	(9.9)	86.1	94.0	(8.4)
Net gains on investments	44.3	57.2	(22.6)	81.7	115.2	(29.1)
Net impairment losses recognized in earnings	—	—	—	—	(0.1)	n/m
Change in fair value of derivative instruments	188.7	(524.6)	n/m	432.6	(602.6)	n/m
Net gains (losses) on other financial instruments	5.0	(63.2)	n/m	80.3	(164.8)	n/m
Gain on sale of affiliate	—	34.8	n/m	—	34.8	n/m
Other income	1.2	(2.1)	n/m	2.6	3.7	(29.7)
Provision for losses	263.6	435.2	(39.4)	690.9	979.0	(29.4)
Change in reserve for premium deficiency	(3.1)	(7.4)	(58.1)	(4.5)	(8.6)	(47.7)
Policy acquisition costs	14.4	16.8	(14.3)	28.5	31.7	(10.1)
Other operating expenses	46.0	35.2	30.7	92.2	100.2	(8.0)
Interest expense	16.1	8.2	96.3	33.1	19.0	74.2
Equity in net income of affiliates	—	6.6	n/m	0.1	14.7	(99.3)
Income tax benefit	(2.0)	(252.1)	n/m	(5.1)	(439.3)	n/m
 __________________________
n/m – not meaningful
Net Income (Loss).   Our results for the three and six months ended June 30, 2011, reflected significant unrealized gains in the change in fair value of derivative instruments, compared to large unrealized losses in the comparable periods of 2010. While the provision for losses remained elevated for both periods of 2011, the provision significantly decreased for both the three and six months ended June 30, 2011, compared to the same periods of 2010, which positively impacted the 2011 results. We established a valuation allowance against our deferred tax assets ("DTA") in the fourth quarter of 2010, and as a result, we have an insignificant tax benefit in 2011, compared to a large tax benefit in 2010.
Net Premiums Written and Earned.   Net premiums written for the six months ended June 30, 2011, increased compared to the same period of 2010, due to an increase in premiums written in the mortgage insurance segment, while net premiums written for the three months ended June 30, 2011, decreased slightly compared to the same period in 2010. For the three and six months ended June 30, 2011, net premiums earned decreased compared to the same period in 2010. See "Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010—Net Premiums Written and Earned" and "Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010—Net Premiums Written and Earned" below for further information.
Net Investment Income.   The decrease in net investment income during the three and six months ended June 30, 2011, as compared to the same periods of 2010, was due primarily to lower yields on taxable investments in our investment portfolio. We continued to reallocate our investment portfolio to short-term and shorter duration investments with lower interest rates in anticipation of increasing claim payments in our mortgage insurance segment.

Net Gains on Investments.   The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net unrealized gains related to change in fair value of trading securities	$51.0	$28.4	$76.7	$80.6
Net realized gains (losses) on sales	(6.7)	28.8	5.0	34.6
Net gains on investments	$44.3	$57.2	$81.7	$115.2
During the second quarter of 2011, we sold all of our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement ("MSA") among certain domestic tobacco manufacturers and 46 states and certain territories (the "Tobacco Bonds"), realizing a loss on the sale of $53.7 million. These losses were substantially offset by gains on sales of other securities in our trading portfolio.
Change in Fair Value of Derivative Instruments.   The components of the gains (losses) included in change in fair value of derivative instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Statements of Operations
Net premiums earned—derivatives	$10.5	$12.0	$21.4	$24.1
Financial Guaranty credit derivatives	181.9	(524.2)	416.5	(608.3)
Financial Guaranty VIE derivatives	(4.0)	(7.5)	(4.9)	(10.7)
NIMS	0.4	(0.3)	(1.5)	(0.5)
Mortgage Insurance domestic and international CDS	—	(0.4)	—	(0.4)
Put options on Money Market Committed Preferred Custodial Trust Securities ("CPS")	—	(4.2)	—	(6.3)
Other	(0.1)	—	1.1	(0.5)
Change in fair value of derivative instruments	$188.7	$(524.6)	$432.6	$(602.6)
The Financial Guaranty credit derivative gains primarily represent unrealized gains during the three and six months ended June 30, 2011, mainly due to the widening of Radian Group's five-year CDS spread. See "Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010—Change in Fair Value of Derivative Instruments" for further information.
The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets. Radian Group's five-year CDS spread is presented as an illustration of the market's view of our non-performance risk; the CDS spread used in the valuation of specific liabilities is typically based on the remaining term of the instrument.

(In basis points)	June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
Radian Group's five-year CDS spread	968	465	701	1,530

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk June 30, 2011	Impact of Radian Non-Performance Risk June 30, 2011	Fair Value Liability Recorded June 30, 2011
Product
Corporate CDOs	$(220.2)	$214.1	$(6.1)
Non-Corporate CDO-related	(1,579.1)	1,188.9	(390.2)
NIMS-related	(57.6)	6.1	(51.5)
Total	$(1,856.9)	$1,409.1	$(447.8)

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Product
Corporate CDOs	$(387.1)	$281.5	$(105.6)
Non-Corporate CDO-related	(1,696.2)	934.1	(762.1)
NIMS-related	(134.1)	4.8	(129.3)
Total	$(2,217.4)	$1,220.4	$(997.0)
Net Gains (Losses) on Other Financial Instruments.   The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net gains (losses) related to NIMS VIE debt	$(0.6)	$(8.0)	$1.8	$(38.7)
Gains (losses) related to change in fair value of Financial Guaranty VIE debt	(43.5)	(50.1)	27.0	(125.8)
Gains related to other Financial Guaranty VIE assets	14.4	8.9	18.3	10.8
Gain on the repurchase of long-term debt	—	—	—	2.5
Loss related to CPS VIE	—	(13.4)	—	(13.6)
Foreign currency gain related to the liquidation of a foreign subsidiary	39.6	—	39.6	—
Other	(4.9)	(0.6)	(6.4)	—
Net gains (losses) on other financial instruments	$5.0	$(63.2)	$80.3	$(164.8)
The results for the three and six months ended June 30, 2011, were mainly impacted by gains and losses on financial guaranty VIE debt and foreign currency translation gains resulting from the liquidation of a foreign subsidiary. See "Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010—Net Gains (Losses) on Other Financial Instruments", and "Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010—Net Gains (Losses) on Other Financial Instruments" for further information.
Gain on Sale of Affiliate.   In the second quarter of June 30, 2010, we sold our remaining 28.7% interest in Sherman, which resulted in a gain of $34.8 million.
Provision for Losses.   The provision for losses for the three and six months ended June 30, 2011, decreased from the comparable periods of 2010, due to decreases in both our mortgage insurance and financial guaranty provisions for losses. See "Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010—Provision for Losses" and "Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010—Provision for Losses" below for further information.

Other Operating Expenses.   The increase in other operating expenses for the three months ended June 30, 2011, compared to the same period of 2010, was the result of (i) a $9 million increase in employee costs related to stock-based compensation plans that are cash-settled and the related expenses, which vary based on changes in our stock price, (ii) a $5 million increase in contract underwriting expenses due to an increase in estimated remedy expenses, partially offset by (iii) a $3 million decrease in outside consulting expenses. The decrease in other operating expenses for the six months ended June 30, 2011, compared to the same period of 2010, was the result of (i) a $5 million decrease in cash and stock-based compensation costs, which are correlated to our stock price, and (ii) a $3 million decrease in employee costs.

Interest Expense.   These amounts reflect interest on our long-term debt. In November 2010, we issued $450 million of convertible notes due November 2017 (the "Convertible Notes"), which increased our interest expense for the three and six months ended June 30, 2011, compared to the same periods in 2010.
Equity in Net Income of Affiliates.   The results for the six months ended June 30, 2011, reflect other income related to investments in certain real estate mortgage investment conduit residual interests. The results for the three and six months ended June 30, 2010, represent our equity in the net income related to our 28.7% interest in Sherman, which we sold in the second quarter of 2010.
Income Tax Benefit.   The income tax benefit for the three and six months ended June 30, 2011, was impacted by state and foreign taxes, the tax effect relating to uncertain income tax positions, the liquidation of a foreign subsidiary and a change in the valuation allowance against our DTA due to results of continuing operations. The tax benefit for both periods of 2010 was mainly impacted by tax exempt interest income, state and foreign taxes and the tax effect relating to uncertain income tax positions.

Results of Operations—Mortgage Insurance
Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010
The following table summarizes our mortgage insurance segment's results of operations for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Net loss	$(97.6)	$(152.5)	(36.0)%	$(333.6)	$(389.1)	n/m
Net premiums written—insurance	164.2	167.9	(2.2)	345.0	324.9	6.2%
Net premiums earned—insurance	164.3	180.0	(8.7)	350.5	357.3	(1.9)
Net investment income	24.9	28.5	(12.6)	51.7	54.9	(5.8)
Net gains on investments	27.5	34.4	(20.1)	45.2	63.2	(28.5)
Net impairment losses recognized in earnings	—	—	—	—	(0.1)	n/m
Change in fair value of derivative instruments	0.3	(1.3)	n/m	(0.1)	(1.1)	(90.9)
Net gains (losses) on other financial instruments	(0.7)	(8.0)	(91.3)	1.8	(38.2)	n/m
Other income	1.1	1.6	(31.3)	2.5	3.4	(26.5)
Provision for losses	270.0	427.6	(36.9)	684.0	956.7	(28.5)
Change in reserve for premium deficiency	(3.1)	(7.4)	(58.1)	(4.5)	(8.6)	(47.7)
Policy acquisition costs	8.6	12.1	(28.9)	18.8	22.6	(16.8)
Other operating expenses	33.9	25.6	32.4	68.1	71.9	(5.3)
Interest expense	0.1	1.6	(93.8)	9.9	3.7	167.6
Income tax provision (benefit)	5.4	(71.8)	n/m	8.9	(217.6)	n/m
 __________________________
n/m – not meaningful

Net Loss.   The results for the three and six months ended June 30, 2011, compared to the same periods of 2010, primarily reflect a decrease in the provision for losses, partially offset by a decrease in the income tax benefit.
Net Premiums Written and Earned.   Net premiums written for the three months ended June 30, 2011, compared to the same period of 2010, were relatively unchanged. The increase in premiums written for the six months ended June 30, 2011, compared to the same period of 2010, was due primarily to a decrease in ceded premiums resulting from the run-off and termination of captive reinsurance arrangements, partially offset by a decrease in direct primary and pool premiums resulting from the reduction in our insurance in force. Net premiums earned decreased in the three months ended June 30, 2011, compared to the same period of 2010, due to a decrease in primary and pool insurance premiums earned as a result of the reduction in our insurance in force and an increase in the rescission premium refund estimate due to increases in estimated rescission rates on aged structured defaults, partially offset by a decrease in ceded premiums resulting from the termination of captive reinsurance arrangements. Net premiums earned decreased in the six months ended June 30, 2011, compared to the same period of 2010, due to a decrease in primary and pool insurance premiums earned as a result of the reduction in our insurance in force, offset by a decrease in ceded premiums resulting from the termination of captive reinsurance arrangements.
The following table provides additional information related to premiums written and earned for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Premiums written
Primary and Pool Insurance	$163,556	$167,250	$343,813	$324,663
Second-lien	592	734	1,212	279
International	46	(75)	15	(1)
Total premiums written—insurance	$164,194	$167,909	$345,040	$324,941
Premiums earned
Primary and Pool Insurance	$162,388	$176,622	$345,857	$350,734
Second-lien	592	734	1,212	1,245
International	1,345	2,636	3,390	5,352
Total premiums earned—insurance	$164,325	$179,992	$350,459	$357,331
Net Investment Income.   Our mortgage insurance net investment income decreased for the three and six months ended June 30, 2011, compared to the same periods of 2010, primarily due to lower yields on taxable investments in our investment portfolio. We continued to reallocate our investment portfolio to short-term and shorter duration investments with lower interest rates in anticipation of claim payments. Both periods include an allocation to the mortgage insurance segment of net investment income based on allocated capital, which was lower in the second quarter and first half of 2011 compared to the corresponding periods of 2010.
Net Gains on Investments.   The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net unrealized gains related to change in fair value of trading securities	$19.4	$23.3	$31.8	$47.9
Net realized gains on sales	8.1	11.1	13.4	15.3
Net gains on investments	$27.5	$34.4	$45.2	$63.2
During the second quarter of 2011, we sold our portfolio of Tobacco Bonds as discussed above, and recognized $21.7 million in realized losses in our mortgage insurance segment. These losses were more than offset by gains on sales of other securities in our trading portfolio.

Change in Fair Value of Derivative Instruments.   The components of the (losses) gains included in change in fair value of derivative instruments for our mortgage insurance segment for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net premiums earned—derivatives	$—	$0.2	$—	$0.3
NIMS	0.4	(0.3)	(1.5)	(0.5)
Mortgage Insurance domestic and international CDS	—	(0.4)	—	(0.4)
Put options on CPS	—	—	0.3	—
Other	(0.1)	(0.8)	1.1	(0.5)
Change in fair value of derivative instruments	$0.3	$(1.3)	$(0.1)	$(1.1)

Net Gains (Losses) on Other Financial Instruments.   The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net gains (losses) related to NIMS VIE debt	$(0.7)	$(8.0)	$1.7	$(38.7)
Gain on the repurchase of long-term debt	—	—	—	0.5
Other	—	—	0.1	—
Net gains (losses) on other financial instruments	$(0.7)	$(8.0)	$1.8	$(38.2)
The results for the three and six months ended June 30, 2011, and 2010, were impacted by the movement of Radian Group's five-year CDS spread, which widened by 326 and 503 basis points during the second quarter and first half of 2011, respectively, compared to spread tightening by 282 and 829 basis points, respectively, during the corresponding periods of 2010.
Provision for Losses.   Our mortgage insurance provision for losses decreased for the three and six months ended June 30, 2011, compared to the same periods of 2010. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011 (1)	2010 (1)
New defaults	$179.7	$223.9	$357.7	$457.8
Cures and prepayments	(203.9)	(295.0)	(458.7)	(563.9)
Existing defaults (2)	285.0	434.2	653.6	908.2
Claim dispositions (3)	11.9	73.9	122.5	124.9
Second-lien, LAE and Other	(2.7)	(9.4)	8.9	29.7
Provision for losses	$270.0	$427.6	$684.0	$956.7
_____________________
(1)    For the six months ended June 30, 2011 and 2010, the financial impact for each component represents the sum of the individual quarterly impacts within each respective year. As a result, the amounts reported for certain individual components for the six month period could differ compared to an amount that was recalculated on a year to date basis. For example, the impacts from defaults that cure in one quarter and then re-default in the next quarter of the same year are reflected within both New defaults and Cures and prepayments, based on the sum of the individual quarterly impacts.
(2)    Represents the provision for losses attributable to loans that were in a default status (including pending claims) as of the beginning and end of the period.
(3) Represents the provision for losses attributable to loans that were in default as of the beginning of the quarter but were either a paid claim or a rescission or denial during the quarter. Also incorporates changes to our IBNR reserve for the quarter, including changes in estimated IBNR losses for estimated reinstatements of previously rescinded policies and denied claims.

Our mortgage insurance provision for losses for the three months ended June 30, 2011, decreased by $157.6 million as compared to the corresponding period of 2010. This decrease was driven primarily by a decline in new default notices and a change in the composition of the delinquent loan inventory (including changes associated with the aging of delinquent loans and loans moving into pending claim status), which more than offset the decrease in cures. Specifically, the negative impact to our provision for losses from new default notices received was $44.2 million less in the second quarter of 2011 than for the comparable period in 2010. In addition, the adverse impact related to existing defaults, net of cures and prepayments, declined by $58.1 million in the second quarter of 2011 as compared to the second quarter of 2010. Our aggregate weighted average estimated default to claim rate was relatively stable at approximately 43% for both March 31, 2011 and June 30, 2011, compared to an increase in the aggregate weighted average estimated default to claim rate from 37% to 38% for the comparable period in 2010.

Our mortgage insurance provision for losses for the six months ended June 30, 2011, also improved relative to the corresponding period in 2010 due to these same factors. In addition, existing defaults in the first half of 2010, were negatively impacted by increases in our severity assumptions, due mainly to refinements in estimates on pool insurance defaults.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Our IBNR reserve estimate, which includes an estimate of the future reinstatements of previously rescinded policies and denied claims, was $115.6 million and $39.5 million at June 30, 2011, and December 31, 2010, respectively. The change in this estimate primarily reflects recent trends in insurance rescissions and claim denial activity as a result of lenders challenging a greater number of rescissions and denials, and the overall challenges being more substantive in nature (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment). As a result, we expect that an increasingly larger portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid.
The following table illustrates the impact to our loss reserve estimates due to estimated insurance rescissions and claim denials as of the dates indicated:

(In millions)	June 30, 2011	December 31, 2010
Decrease to our loss reserve due to estimated rescissions and denials	$(655)	$(922)
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Rescissions—first loss position	$126.6	$75.2	$220.4	$204.6
Denials—first loss position	14.2	24.1	38.8	32.1
Total first loss position (1)	140.8	99.3	259.2	236.7

Rescissions—second loss position	41.2	47.6	72.2	158.0
Denials—second loss position	11.0	20.1	13.7	23.8
Total second loss position (2)	52.2	67.7	85.9	181.8
Total first-lien claims submitted for payment that were rescinded or denied (3)	$193.0	$167.0	$345.1	$418.5
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

The following table shows the cumulative denial and rescission rates, net of reinstatements, as of June 30, 2011, on our total first-lien portfolio for each quarter in which the claims were received:

Claim Received Quarter	Cumulative Rescission Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2008	12.2%	100%
Q2 2008	13.1%	100%
Q3 2008	19.2%	100%
Q4 2008	21.3%	100%
Q1 2009	24.2%	100%
Q2 2009	25.9%	99%
Q3 2009	23.3%	99%
Q4 2009	21.2%	98%
Q1 2010	19.1%	97%
Q2 2010	18.4%	96%
Q3 2010	15.6%	92%
Q4 2010	15.2%	82%
__________________________

(1)
Rescission rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of June 30, 2011) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been internally resolved, the rescission rates for each quarter will be subject to change. These rates also will remain subject to change based on reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded. For the first and second quarters of 2011, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

Other Operating Expenses.  The increase in other operating expenses for the three months ended June 30, 2011, compared to the same period of 2010 resulted from an increase in stock-based compensation costs and an increase in contract underwriting expenses due to an increase in estimated remedy expenses. The decrease in other operating expenses for the six months ended June 30, 2011, compared to the same period of 2010, was primarily due to a decrease in employee costs and a decrease in cash and stock-based compensation expenses. Contract underwriting expenses for the three and six months ended June 30, 2011, including the impact of reserves for contract underwriting remedies, were $6.0 million and $9.7 million, respectively, compared to $1.4 million and $3.1 million, respectively, for the corresponding periods of 2010, primarily due to an increase in estimated remedy expenses. During the first half of 2011, loans underwritten via contract underwriting accounted for 12.5% of applications, 11.8% of commitments for insurance and 12.5% of insurance certificates issued, compared to 19.3%, 17.3% and 15.1%, respectively, for the first half of 2010.
Interest Expense.   The results for 2011 were impacted by a reduction in the allocation of interest expense to our mortgage insurance segment, which is based on relative equity for the mortgage insurance segment calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Income Tax Provision (Benefit).   The income tax provision for the three and six months ended June 30, 2011, was impacted by state and foreign taxes, the tax effect relating to uncertain income tax positions, and a change in the valuation allowance against our DTA due to results of continuing operations. We established a valuation allowance against our DTA in the fourth quarter of 2010, and as a result, we have an insignificant tax benefit in 2011, compared to a large tax benefit in 2010. The income tax benefit for the comparable periods of 2010 was mainly related to tax-exempt interest income, state and foreign taxes and tax expense relating to uncertain income tax positions.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2011		2010		2011		2010
Primary NIW
Prime	$2,280	100.0%	$2,653	100.0%	$4,863	99.9%	$4,549	100.0%
A minus and below	—	—	1	—	3	0.1	2	—
Total Primary	$2,280	100.0%	$2,654	100.0%	$4,866	100.0%	$4,551	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2011		2010		2011		2010
Total primary NIW by FICO (1) Score
>=740	$1,846	81.0%	$2,100	79.1%	$3,927	80.7%	$3,561	78.2%
680-739	434	19.0	552	20.8	936	19.2	987	21.7
620-679	—	—	2	0.1	3	0.1	3	0.1
Total Primary	$2,280	100.0%	$2,654	100.0%	$4,866	100.0%	$4,551	100.0%
____________________

(1)	FICO credit scoring model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Percentage of primary NIW
Refinances	23.0%	22.0%	38.0%	27.0%
95.01% LTV (2) and above	1.4%	0.2%	1.3%	0.4%
Adjustable Rate Mortgages ("ARMs")
Less than five years	0.1%	0.2%	0.1%	0.1%
Five years and longer	6.9%	7.0%	5.8%	6.2%
____________________
(2)LTV ratios: The ratio of the original loan amount to the original value of the property.

($ in millions)	June 30, 2011		December 31, 2010		June 30, 2010
Primary insurance in force
Flow	$111,510	89.1%	$115,532	89.2%	$118,486	86.3%
Structured	13,600	10.9	14,034	10.8	18,799	13.7
Total Primary	$125,110	100.0%	$129,566	100.0%	$137,285	100.0%
Prime	$103,860	83.0%	$106,466	82.2%	$108,488	79.0%
Alternative-A ("Alt-A")	13,318	10.7	14,542	11.2	19,580	14.3
A minus and below	7,932	6.3	8,558	6.6	9,217	6.7
Total Primary	$125,110	100.0%	$129,566	100.0%	$137,285	100.0%
Modified pool insurance in force (1)
Prime	$1,021	31.6%	$671	22.2%	$722	11.4%
Alt-A	2,060	63.7	2,216	73.1	5,441	86.2
A minus and below	151	4.7	143	4.7	152	2.4
Total modified pool	$3,232	100.0%	$3,030	100.0%	$6,315	100.0%
Primary risk in force
Flow
Prime	$23,637	86.1%	$24,213	85.3%	$24,615	84.3%
Alt-A	2,374	8.7	2,618	9.2	2,873	9.9
A minus and below	1,437	5.2	1,566	5.5	1,700	5.8
Total Flow	$27,448	100.0%	$28,397	100.0%	$29,188	100.0%
Structured
Prime	$1,702	58.4%	$1,788	58.4%	$1,926	55.4%
Alt-A	665	22.8	702	22.9	945	27.2
A minus and below	546	18.8	574	18.7	606	17.4
Total Structured	$2,913	100.0%	$3,064	100.0%	$3,477	100.0%
Total
Prime	$25,339	83.5%	$26,001	82.6%	$26,541	81.2%
Alt-A	3,039	10.0	3,320	10.6	3,818	11.7
A minus and below	1,983	6.5	2,140	6.8	2,306	7.1
Total Primary	$30,361	100.0%	$31,461	100.0%	$32,665	100.0%

($ in millions)	June 30, 2011		December 31, 2010		June 30, 2010
Modified pool risk in force (1)
Prime	$85	29.5%	$74	25.6%	$77	16.8%
Alt-A	185	64.2	197	68.2	362	79.2
A minus and below	18	6.3	18	6.2	18	4.0
Total modified pool	$288	100.0%	$289	100.0%	$457	100.0%
________________________

(1)	Included in primary insurance amounts.

($ in millions)	June 30, 2011		December 31, 2010		June 30, 2010
Total primary risk in force by FICO Score
Flow
>=740	$11,196	40.8%	$11,039	38.9%	$10,712	36.7%
680-739	9,327	34.0	9,849	34.7	10,354	35.5
620-679	5,865	21.4	6,359	22.4	6,878	23.6
<=619	1,060	3.8	1,150	4.0	1,244	4.2
Total Flow	$27,448	100.0%	$28,397	100.0%	$29,188	100.0%
Structured
>=740	$776	26.6%	$825	26.9%	$956	27.5%
680-739	848	29.1	892	29.1	1,061	30.5
620-679	781	26.8	815	26.6	901	25.9
<=619	508	17.5	532	17.4	559	16.1
Total Structured	$2,913	100.0%	$3,064	100.0%	$3,477	100.0%
Total
>=740	$11,972	39.4%	$11,864	37.7%	$11,668	35.7%
680-739	10,175	33.5	10,741	34.1	11,415	35.0
620-679	6,646	21.9	7,174	22.8	7,779	23.8
<=619	1,568	5.2	1,682	5.4	1,803	5.5
Total Primary	$30,361	100.0%	$31,461	100.0%	$32,665	100.0%
Percentage of primary risk in force
Refinances	31%		31%		31%
95.01% LTV and above	19%		19%		20%
ARMs
Less than five years	5%		6%		7%
Five years and longer	7%		7%		8%

($ in millions)	June 30, 2011		December 31, 2010		June 30, 2010
Total primary risk in force by LTV
85.00% and below	$2,753	9.1%	$2,816	8.9%	$3,051	9.3%
85.01% to 90.00%	11,722	38.6	12,102	38.5	12,355	37.8
90.01% to 95.00%	10,268	33.8	10,506	33.4	10,737	32.9
95.01% and above	5,618	18.5	6,037	19.2	6,522	20.0
Total Primary	$30,361	100.0%	$31,461	100.0%	$32,665	100.0%

($ in millions)	June 30, 2011		December 31, 2010		June 30, 2010
Pool risk in force
Prime	$1,676	75.6%	$1,828	74.5%	$1,867	73.5%
Alt-A	132	6.0	165	6.7	179	7.0
A minus and below	408	18.4	460	18.8	495	19.5
Total pool risk in force	$2,216	100.0%	$2,453	100.0%	$2,541	100.0%

(In millions)	June 30, 2011	December 31, 2010	June 30, 2010
Other risk in force
Second-lien
1st loss	$109	$114	$129
2nd loss	33	79	86
NIMS	59	136	268
International
1st loss-Hong Kong primary mortgage insurance	89	126	185
CDS	—	—	109
Total other risk in force	$290	$455	$777
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by policy origination year as of the dates indicated:

	June 30, 2011		December 31, 2010		June 30, 2010
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
2005 and prior	24.7%	32.2%	25.9%	32.7%	27.4%	33.1%
2006	11.2	19.4	11.7	20.4	12.4	20.1
2007	24.5	37.1	25.7	36.5	27.1	38.3
2008	18.3	10.8	18.9	10.1	19.6	8.3
2009	9.6	0.5	9.8	0.3	10.3	0.2
2010	8.0	—	8.0	—	3.2	—
2011	3.7	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by location of property for the top ten states (measured as of June 30, 2011) as of the dates indicated:

	June 30, 2011		December 31, 2010		June 30, 2010
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
Top Ten States
California	11.5%	12.7%	11.4%	13.0%	11.6%	16.8%
Florida	8.0	18.3	8.3	18.9	8.5	18.2
Texas	6.2	3.1	6.4	3.4	6.5	3.3
Illinois	5.2	5.8	5.0	5.7	4.8	5.1
Georgia	4.7	4.2	4.7	4.3	4.7	4.4
Ohio	4.3	2.9	4.3	3.0	4.3	2.7
New York	4.1	5.1	4.1	4.9	4.0	4.5
New Jersey	3.8	4.9	3.7	4.5	3.6	3.9
Michigan	3.3	3.2	3.3	3.3	3.3	3.3
Pennsylvania	3.1	2.4	3.1	2.4	3.1	2.2
Total	54.2%	62.6%	54.3%	63.4%	54.4%	64.4%
The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary NIW, accounted for 13.8% of primary NIW for the first six months of 2011, compared to 18.1% for the largest single customer for the first six months of 2010.

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

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	564,839	584,213	599,909
Number of loans in default	64,143	71,196	74,800
Percentage of loans in default	11.36%	12.19%	12.47%
Alt-A
Number of insured loans	47,491	51,765	56,323
Number of loans in default	15,329	17,934	20,289
Percentage of loans in default	32.28%	34.65%	36.02%
A minus and below
Number of insured loans	43,597	47,044	50,719
Number of loans in default	14,098	16,401	18,100
Percentage of loans in default	32.34%	34.86%	35.69%
Total Flow
Number of insured loans	655,927	683,022	706,951
Number of loans in default	93,570	105,531	113,189
Percentage of loans in default	14.27%	15.45%	16.01%
Structured
Prime
Number of insured loans	43,429	42,131	45,201
Number of loans in default	6,248	6,735	6,548
Percentage of loans in default	14.39%	15.99%	14.49%
Alt-A
Number of insured loans	19,600	20,234	31,852
Number of loans in default	5,930	6,635	11,485
Percentage of loans in default	30.26%	32.79%	36.06%
A minus and below
Number of insured loans	16,159	16,716	17,593
Number of loans in default	5,686	6,569	6,793
Percentage of loans in default	35.19%	39.30%	38.61%
Total Structured
Number of insured loans	79,188	79,081	94,646
Number of loans in default	17,864	19,939	24,826
Percentage of loans in default	22.56%	25.21%	26.23%
Total Primary Insurance
Prime
Number of insured loans	608,268	626,344	645,110
Number of loans in default	70,391	77,931	81,348
Percentage of loans in default	11.57%	12.44%	12.61%
Alt-A
Number of insured loans	67,091	71,999	88,175
Number of loans in default	21,259	24,569	31,774
Percentage of loans in default	31.69%	34.12%	36.04%
A minus and below
Number of insured loans	59,756	63,760	68,312
Number of loans in default	19,784	22,970	24,893
Percentage of loans in default	33.11%	36.03%	36.44%
Total Primary
Number of insured loans	735,115	762,103	801,597
Number of loans in default	111,434	125,470	138,015
Percentage of loans in default	15.16%	16.46%	17.22%
Pool insurance
Number of loans in default	26,016	32,456	32,486

The following table shows the number of modified pool loans insured, the related loans in default and the percentage of loans in default, in each case as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics.

	June 30, 2011	December 31, 2010	June 30, 2010
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	18,725	15,487	25,325
Number of loans in default	3,714	4,009	7,759
Percentage of loans in default	19.83%	25.89%	30.64%
The following table shows a rollforward of our primary loans in default for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning default inventory	116,896	143,914	125,470	151,998
Plus: New defaults	22,421	27,465	45,769	59,987
Less: Cures	(17,642)	(25,460)	(41,466)	(54,978)
Less: Claims paid (1)	(8,049)	(6,517)	(14,829)	(11,342)
Less: Rescissions and denials (2)	(2,192)	(1,387)	(3,510)	(3,221)
Less: Terminations of transactions	—	—	—	(4,429)
Ending default inventory	111,434	138,015	111,434	138,015
___________________

(1)	Includes those charged to a deductible or captive.

(2)
Net of any previously rescinded policies or denied claims that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim, while any previously denied claims are generally reviewed for possible rescission prior to any claim payment. The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rescinded policies:
Rescinded	(1,812)	(1,163)	(3,282)	(2,842)
Reinstated	168	131	343	166
Denied claims:
Denied	(1,347)	(508)	(2,824)	(802)
Reinstated	799	153	2,253	257
Total net rescissions and denials	(2,192)	(1,387)	(3,510)	(3,221)

The following table shows additional information about our primary loans in default as of the date indicated:

	June 30, 2011
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	$	%
Missed payments:
Three payments or less	20,842	19%	23%	21%	$205,473	7%
Four to eleven payments	32,160	29	51%	45%	715,074	27
Twelve payments or more	58,432	52	66%	53%	1,735,893	66
Total	111,434	100%	53%	45%	2,656,440	100%
IBNR					99,931
LAE and Other					66,723
Total primary reserves					$2,823,094
___________________
(1) Represents the weighted average default to claim rate before consideration of estimated rescissions and denials for each category of defaulted loans. Pending claims are included with a 100% default to claim rate.
(2) Net of estimate of rescissions and denials.

The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves:

	June 30, 2011	December 31, 2010	June 30, 2010
First-lien reserve per default (1)
Primary reserve per default	$25,334	$23,374	$22,957
Pool reserve per default (2)	16,795	17,456	14,072
Total first-lien reserve per default	23,718	22,158	21,264
(1) Calculated as total reserves divided by total defaults.
(2) If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at June 30, 2011, December 31, 2010 and June 30, 2010, would be $28,277, $28,265 and $24,082, respectively.

The following table shows our total net claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Net claims paid (1):
Prime	$256,020	$164,043	$464,215	$290,007
Alt-A	88,140	81,030	163,270	146,061
A minus and below	52,794	48,645	97,379	85,029
Total primary claims paid	396,954	293,718	724,864	521,097
Pool	58,341	39,063	92,699	70,472
Second-lien and other	3,736	4,494	6,619	12,473
Subtotal	459,031	337,275	824,182	604,042
Impact of first-lien terminations	38,198	239	38,198	80,349
Impact of captive terminations	(1,166)	(191)	(1,166)	(627)
Impact of second-lien terminations	16,550	—	16,550	10,834
Total net claims paid	$512,613	$337,323	$877,764	$694,598
Average net claim paid (1) (2):
Prime	$49.9	$44.2	$49.0	$44.9
Alt-A	62.0	56.9	60.9	58.1
A minus and below	40.8	36.9	39.0	38.1
Total average net primary claim paid	50.6	45.5	49.5	46.5
Pool	80.2	74.3	75.7	69.8
Second-lien and other	27.7	32.3	28.9	32.7
Total average net claim paid	$52.7	$47.4	$51.2	$47.9
Average direct primary claim paid (2) (3)	$55.3	$53.3	$54.8	$53.5
Average total direct claim paid (2) (3)	$56.9	$54.4	$56.0	$54.2
__________________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and the terminations of first- and second-lien transactions.

(3)	Before reinsurance recoveries.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 29.9% and 35.6% of our primary RIF at June 30, 2011, and December 31, 2010, respectively, had not yet reached its expected highest claim frequency years. All of our pool RIF at June 30, 2011, had reached its highest expected claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner than has been the case for our historical books of business.

The following tables show the states with the highest direct claims paid (measured as of June 30, 2011) and the corresponding percentages of total direct claims paid, and the number of primary mortgage insurance defaults and the corresponding percentage of total defaults, as of and for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2011		2010		2011		2010
States with highest direct claims paid (first-lien):
California	$84,868	16.6%	$64,602	19.2%	$147,362	16.8%	$127,946	18.4%
Florida	70,389	13.7	55,003	16.3	133,491	15.2	102,374	14.7
Arizona	44,858	8.8	37,574	11.1	78,341	8.9	63,300	9.1
Georgia	26,631	5.2	20,937	6.2	47,131	5.4	36,388	5.2
Michigan	22,998	4.5	20,795	6.2	41,817	4.8	43,886	6.3
States with highest number of defaults:
Florida	18,586	16.7%	22,385	16.2%
California	9,247	8.3	15,202	11.0
Illinois	6,644	6.0	7,497	5.4
Georgia	5,523	5.0	7,231	5.2
Ohio	5,164	4.6	5,895	4.3
Claims paid in Florida, California and Arizona continue to account for a disproportionate share of total claims paid, reflecting the significant home price depreciation in those states, larger than average loan balances and the corresponding concentration of RIF in these states.  A higher level of claims also exists in Michigan, as continuing problems with the domestic auto and related industries have depressed economic growth, employment and housing prices in that state.

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

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Reserves for losses by category:
Prime	$1,635,206	$1,607,741	$1,386,271
Alt-A	652,577	687,960	815,055
A minus and below	374,647	413,137	400,679
Reinsurance recoverable (1)	160,664	223,254	565,737
Total primary reserves	2,823,094	2,932,092	3,167,742
Pool	436,948	566,565	457,129
Total first-lien reserves	3,260,042	3,498,657	3,624,871
Second-lien (2)	8,522	26,161	31,795
Other	18	153	80
Total reserve for losses	$3,268,582	$3,524,971	$3,656,746
Modified pool reserves (included in primary reserves above)	$73,187	$87,218	$244,628
Reserve for premium deficiency on second-liens	$6,251	$10,736	$16,772
________________________

(1)	Represents ceded losses on captive transactions and Smart Home. See "Off-Balance Sheet Arrangements" for additional information regarding our Smart Home transactions.

(2)	Does not include second-lien premium deficiency reserve ("PDR").

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2011	2010	2011	2010
First-lien Captives
Premiums ceded to captives (in thousands)	$7,266	$24,684	$14,853	$50,158
% of total premiums	4.2%	12.1%	4.1%	12.4%
NIW subject to captives (in thousands)	$—	$(204)	$—	$129
% of primary NIW	—	(<1)%	—	<1%
IIF (1) subject to captives	9.9%	28.8%
RIF (2) subject to captives	9.7%	30.5%
Persistency (12 months ended) (3)	82.5%	81.7%
_________________________

(1)	Insurance in force on captives as a percentage of total insurance in force.

(2)	RIF on captives as a percentage of total insurance in force.

(3)	Reflects the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

Results of Operations—Financial Guaranty
Quarter and Six Months Ended June 30, 2011 Compared to Quarter and Six Months Ended June 30, 2010
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Net income (loss)	$234.7	$(349.4)	n/m	$573.7	$(428.4)	n/m
Net premiums written—insurance	(11.4)	(8.0)	42.5%	(9.5)	(9.5)	—%
Net premiums earned—insurance	24.6	23.5	4.7	41.5	44.4	(6.5)
Net investment income	19.0	20.1	(5.5)	34.4	39.1	(12.0)
Net gains on investments	16.8	22.8	(26.3)	36.5	52.0	(29.8)
Change in fair value of derivative instruments	188.4	(523.3)	n/m	432.7	(601.5)	n/m
Net gains (losses) on other financial instruments	5.7	(55.2)	n/m	78.5	(126.6)	n/m
Other income	0.1	(3.7)	n/m	0.1	0.2	(50.0)
Provision for losses	(6.4)	7.5	n/m	7.0	22.3	(68.6)
Policy acquisition costs	5.8	4.7	23.4	9.7	9.0	7.8
Other operating expenses	12.0	9.5	26.3	24.1	28.1	(14.2)
Interest expense	15.9	6.7	137.3	23.2	15.4	50.6
Income tax benefit	(7.4)	(194.8)	(96.2)	(13.9)	(238.9)	(94.2)
 __________________________
n/m – not meaningful
Net Income (Loss).   Our financial guaranty segment results for the three and six months ended June 30, 2011, reflect significant unrealized gains in the change in fair value of derivative instruments and gains in other financial instruments compared to unrealized losses on both items for the comparable periods of 2010. The results for the three and six months ended June 30, 2011, compared to the same periods of 2010, also include a decrease in our income tax benefit. We established a valuation allowance against our DTA in the fourth quarter of 2010, and as a result, we have an insignificant tax benefit in 2011, compared to a large tax benefit in 2010.

Net Premiums Written and Earned.   Net premiums written for the three and six months ended June 30, 2011, reflect a reduction in premiums written as a result of the April 2011 Reinsurance Commutation, which was partially offset by the foreign exchange impact related to installments on non-derivative financial guaranty policies. Net premiums written for the three and six months ended June 30, 2010, also reflect the impact of a commutation, and reflect a policy cancellation and the foreign exchange impact referred to above. Net premiums earned for the three and six months ended June 30, 2011, were positively impacted by April 2011 Reinsurance Commutation, which accelerated premiums earned in the second quarter of 2011. Net premiums earned for the three and six months ended June 30, 2011, also included a lower amount of refundings than the comparable periods of 2010.
The following table shows the breakdown of premiums earned by our financial guaranty segment's various products for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Net premiums earned:
Public finance direct	$11,580	$15,897	$19,416	$28,233
Public finance reinsurance	8,262	6,196	16,066	13,109
Structured direct	941	443	1,382	1,160
Structured reinsurance	955	932	1,764	1,847
Trade credit reinsurance	42	3	41	51
Total premiums earned—insurance	$21,780	$23,471	$38,669	$44,400
Impact of commutations	2,829	(17)	2,829	(17)
Total net premiums earned—insurance	$24,609	$23,454	$41,498	$44,383
Refundings included in total net premiums earned	$9,300	$10,205	$14,131	$19,738
Net Investment Income.   The decrease in net investment income during the three and six months ended June 30, 2011, as compared to the same periods of 2010, is primarily due to lower yields on taxable investments in our investment portfolio as a result of the ongoing reallocation of our investment portfolio to shorter term investments. All periods include an allocation to the financial guaranty segment of net investment income based on allocated capital, which was higher in the second quarter and first six months of 2011 than in the comparable periods in 2010.
Net Gains on Investments.   The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net unrealized gains related to change in fair value of trading securities	$31.6	$5.1	$44.9	$32.7
Net realized (losses) gains on sales	(14.8)	17.7	(8.4)	19.3
Net gains on investments	$16.8	$22.8	$36.5	$52.0
During the second quarter of 2011, we sold our portfolio of Tobacco Bonds as discussed above, and recognized $32.0 million in realized losses in our financial guaranty segment. These losses were partially offset by gains on sales of other securities in our trading portfolio.
Change in Fair Value of Derivative Instruments.   The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net premiums earned—derivatives	$10.5	$11.8	$21.4	$23.8
Financial Guaranty credit derivatives	181.9	(524.2)	416.5	(608.3)
Financial Guaranty VIE derivatives	(4.0)	(7.5)	(4.9)	(10.7)
Put options on CPS	—	(4.2)	(0.3)	(6.3)
Other	—	0.8	—	—
Change in fair value of derivative instruments	$188.4	$(523.3)	$432.7	$(601.5)
The results for the three and six months ended June 30, 2011, and 2010, were impacted by the movement of Radian Group's five-year CDS spread, which widened by 326 and 503 basis points in the second quarter and first half of 2011, respectively, compared to the spread tightening by 282 and 829 basis points, respectively, during the corresponding periods of 2010.
Net Gains (Losses) on Other Financial Instruments.   The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Gain (loss) related to change in fair value of Financial Guaranty VIE debt	$(43.5)	$(50.1)	$27.0	$(125.8)
Gains related to other Financial Guaranty VIE assets	14.4	8.9	18.3	10.8
Gain on the repurchase of long-term debt	—	—	—	2.0
Loss related to CPS VIE	—	(13.4)	—	(13.6)
Foreign currency gain related to the liquidation of a foreign subsidiary	39.6	—	39.6	—
Other	(4.8)	(0.6)	(6.4)	—
Net gains (losses) on other financial instruments	$5.7	$(55.2)	$78.5	$(126.6)
The results for the three and six months ended June 30, 2011, were mainly impacted by gains and losses on financial guaranty VIE debt that resulted from the movement of Radian Group's five-year CDS spread discussed above. In the second quarter of 2011, we liquidated RAAL and realized $39.6 million of previously unrealized foreign currency translation gains that were included in other comprehensive income.
Provision for Losses.   During the second quarter of 2011, there was a reduction in reserves due to a decrease in the loss estimates in the public and structured finance direct lines of business, which resulted in a decrease in the provision for the three and six months ended June 30, 2011. There was also a $3.3 million reduction in incurred losses as a result of the April 2011 Reinsurance Commutation. These reductions were slightly offset by an increase in the loss estimates in the public and structured finance reinsurance lines of business. The provision for losses for the second quarter of 2010 resulted from loss development in the public finance lines of business, while the provision for losses for the first six months of 2010 resulted from general loss development in all financial guaranty lines of insurance business.
Other Operating Expenses.   The increase in other operating expenses for the three months ended June 30, 2011, compared to the same period of 2010 resulted from an increase in employee costs associated with our stock-based compensation programs. The decrease in other operating expenses for the six months ended June 30, 2011, compared to the corresponding period of 2010, is primarily due to a decrease in cash and stock-based compensation costs that are correlated to our stock price.
Interest Expense.    The results for 2011 were impacted by an increase in the allocation of interest expense to our financial guaranty segment, which is based on relative GAAP equity of the financial guaranty segment.
Income Tax Benefit.   The income tax benefit for the three and six months ended June 30, 2011, was impacted by state and foreign taxes, the liquidation of a foreign subsidiary and a decrease in the valuation allowance against our DTA due to results of continuing operations. The income tax benefit for the comparable periods of 2010, was mainly related to tax-exempt interest income, state and foreign taxes and tax expense relating to uncertain income tax positions.

Financial Guaranty General Claims and Reserve for Losses
The following table shows financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Claims Paid:
Financial guaranty	$3,145	$21,841	$3,435	$25,198
Trade credit reinsurance	285	(2)	261	1,084
Total	$3,430	$21,839	$3,696	$26,282

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Reserve for Losses:
Financial guaranty	$70,753	$67,446	$119,256
Trade credit reinsurance	4,289	4,318	5,238
Total	$75,042	$71,764	$124,494
Financial Guaranty Exposure Information
The following tables show the distribution of the financial guaranty segment's net par outstanding, by type of exposure, as a percentage of financial guaranty's total net par outstanding and the related net claim (asset) liability and fair value net (asset) liability as of the dates indicated:

	June 30, 2011
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported	$16.7	22.5%	$1.0	$0.3
Healthcare and long-term care	5.8	7.8	16.5	(0.3)
Water/sewer/electric gas and investor-owned utilities	3.9	5.2	37.0	2.2
Airports/transportation	3.6	4.8	2.1	38.2
Education	2.5	3.3	(12.8)	0.1
Escrowed transactions (4)	1.8	2.4	—	—
Housing	0.3	0.4	0.3	—
Other municipal (5)	1.0	1.3	(4.0)	0.6
Total public finance (6)	35.6	47.7	40.1	41.1
Structured finance:
CDO	37.8	50.6	1.6	358.6
Asset-backed obligations	1.0	1.3	29.1	15.0
Other structured (7)	0.3	0.4	—	(1.4)
Total structured finance	39.1	52.3	30.7	372.2
Total	$74.7	100.0%	$70.8	$413.3

	December 31, 2010
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported	$17.5	22.2%	$(0.3)	$0.4
Healthcare and long-term care	6.2	7.9	18.1	(0.6)
Water/sewer/electric gas and investor-owned utilities	4.2	5.3	30.0	2.3
Airports/transportation	3.9	4.9	2.7	45.4
Education	2.6	3.3	(10.4)	0.3
Escrowed transactions (4)	1.9	2.4	—	—
Housing	0.3	0.4	0.3	—
Other municipal (5)	1.1	1.4	(3.5)	0.7
Total public finance (6)	37.7	47.8	36.9	48.5
Structured finance:
CDO	39.6	50.3	1.2	825.9
Asset-backed obligations	1.1	1.4	29.3	20.4
Other structured (7)	0.4	0.5	—	(1.3)
Total structured finance	41.1	52.2	30.5	845.0
Total	$78.8	100.0%	$67.4	$893.5
____________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

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

(6)
Includes $3.5 billion and $3.8 billion at June 30, 2011 and December 31, 2010, respectively, of international public finance insured obligations (which includes sovereign debt), of which $128.1 million and $118.0 million at June 30, 2011 and December 31, 2010, respectively, of such obligations were in the five Eurozone countries (Portugal, Ireland, Italy, Greece and Spain). We had no exposure to Ireland at either June 30, 2011 or December 31, 2010.

(7)
Represents other types of structured finance obligations, including DPRs, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of certain financial guaranty transactions, each of which we anticipate that we will likely be required to make cumulative claim payments in excess of $25 million. The following information should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2010:

•
We have provided credit protection on the senior-most tranche of a CDO of ABS transaction with $451.4 million net par outstanding at June 30, 2011. The underlying collateral consists predominantly of mezzanine tranches of mortgage-backed securities ("MBS”). As of June 30, 2011, $385.1 million (or 89.3%) of the underlying collateral was rated BIG by at least one rating agency, of which $240.0 million (or 55.7%) of the underlying collateral had defaulted. Due to the substantial deterioration of the underlying collateral, we currently expect to begin paying claims related to interest shortfalls on this transaction in 2012, and possibly earlier if the deterioration is worse than projected. Due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we currently believe that our ultimate claim payments in respect of principal for this transaction will be substantially our entire total net par outstanding. This transaction is currently rated CC internally and by S&P, and Ca by Moody's Investor Service ("Moody's”). We continue to explore loss mitigation alternatives with respect to this transaction, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.

•
We have reinsured several primary financial guaranty insurers' obligations with respect to $227.6 million in net par outstanding at June 30, 2011, related to Jefferson County, Alabama (the "County”) sewer bonds. We began paying claims related to these obligations in 2008, and have paid $21.0 million of claims, net of salvage, on this transaction through June 30, 2011. The County's sewer system operations have generated sufficient revenues since the beginning of 2009 to pay interest on its outstanding debt, as well as regularly scheduled annual installments of principal in February of 2010 and 2011, primarily due to historically low prevailing interest rates on the County's variable rate obligations. However, we believe a number of factors continue to adversely affect the performance of our insured obligations, including the County's highly leveraged capital position, the sub-par performance of the sewer facilities and the possibility that the County will be unable to generate sufficient revenues to make regularly scheduled payments of principal and interest on the underlying obligations if interest rates increase.

The County is suffering from a liquidity crisis occasioned, in part, by court decisions invalidating an occupational tax, which contributed approximately $70 million (or one-third of the County's operating revenues) to finance the County's operations unrelated to the sewer system operations. If the County is unable to replace these tax revenues, an additional strain would be placed on the County's finances. Currently, the County cannot raise taxes or fees without state approval and the majority of its tax revenues are for specific purposes. County officials have stated publicly that the failure to replace the tax would leave the County with no choice but to file for bankruptcy. The creditors and the County recently have been engaged in negotiations to restructure the sewer system debt. The County has sought concessions from bondholders and other interested parties in connection with a potential restructuring of the sewer system debt, and has indicated if it does not receive concessions worth at least $1.0 billion, the County may file for bankruptcy. Creditors have made a proposal to forgive approximately $1.0 billion of the approximately $3.1 billion of sewer debt, which the County is reviewing. No agreement on a restructuring plan has been announced, nor can we provide any assurance that such negotiations will produce an agreement or the impact of any agreement on us.
While the full potential impact of a bankruptcy filing is uncertain at this time, if the County were to file for bankruptcy, the trustee for sewer warrants, constituting a portion of the obligations related to the sewer bonds, would have the right to accelerate the payment of these warrants. This would likely result in direct claims of up to $9.6 million of our reinsurance exposure. As of June 30, 2011, we had a $29.9 million claim liability for all of our exposure on this transaction.
In September 2010, a court-appointed receiver over the sewer system was installed with the power to raise sewer rates and increase revenues. After its evaluation of the system and its operations, the receiver proposed a 25% rate increase in June 2011, which, if implemented, could result in increased revenues available to repay outstanding bonds. The County, however, has indicated that it intends to oppose such proposed rate increase, and we believe it is likely that others will join the County in such opposition. We can provide no assurance that such proposed rate increase will go into effect, or that increased revenues will be available to repay the outstanding bonds.

•
We have provided credit protection on 15 directly insured senior bonds ("TruPs bonds") issued pursuant to TruPs CDOs. We provide credit protection on these TruPs bonds through 19 separate CDS contracts, meaning that with respect to four of the TruPs bonds we insure, we entered into two separate CDS contracts (each with a different counterparty) covering the same TruPs bond with an aggregate net par outstanding of $1,977.2 million as of June 30, 2011. Many issuers of the TruPs collateral underlying our insured obligations continue to be negatively affected by the most recent U.S. economic recession and slow recovery, and as a result, have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. As of June 30, 2011, $1.3 billion of our net par outstanding to directly insured senior TruPs bonds was internally rated BIG. The fair value liability of our directly insured TruPs transactions, which are accounted for as derivatives, was $77.7 million as of June 30, 2011.

One of our insured TruPs bonds with $115.9 million of net par outstanding as of June 30, 2011, experienced interest shortfalls from October 2009 through April 2011, which was an event of default under this TruPs bond. As of June 30, 2011, we paid an aggregate of $0.7 million in interest shortfall claims in respect of this TruPs bond. In July 2011, this event of default cured as a result of excess cash flows that became available from collateral prepayments. All interest shortfalls have been repaid and outstanding principal was reduced by $4.4 million. Notwithstanding this cure, we may be required to pay additional interest shortfall claims on this TruPs bond in the future. If this were to occur, we may be required to pay a liquidity claim (as discussed in "Liquidity and Capital Resources—Financial Guaranty" below) on this CDS contract. We believe that we will be required to pay aggregate principal claims upon this bond's maturity in 2036 totaling a significant amount of the current net par outstanding for this bond.
In addition, we also expect to pay principal claims on one other TruPs bond with an aggregate of $112.6 million in net par outstanding upon its maturity in 2040, totaling a significant amount of the current net par outstanding for this bond, and some interest shortfall claims for a few years prior to maturity. It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make principal and interest payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and difficult to predict. We continue to explore loss mitigation alternatives with respect to this TruPs bond, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.
In addition to the transactions described above, we have been monitoring developments, conducting additional analysis and exploring potential alternatives with respect to our exposure to Reliance Rail, a project finance transaction for the design, construction and maintenance of commuter trains for the Sydney, Australia suburban rail network. As of June 30, 2011, we provided an aggregate of $196.7 million of credit protection on the secured debt of Reliance Rail through direct insurance ($160.8 million) and reinsurance ($35.9 million) of second-to-pay obligations. As of June 30, 2011, we had a derivative liability of $36.3 million for this transaction. Due to delays in the delivery of equipment, combined with structural risks in the transaction, including that debt will likely need to be refinanced between 2015 and 2018, and the potential withdrawal or inability of Reliance Rail to draw upon unfunded commitments, we downgraded our internal ratings of our obligations for these transactions to BB- as of June 30, 2011, from BB as of December 31, 2010. Pursuant to the April 2011 Reinsurance Commutation, $231.2 million of reinsurance exposure to direct Reliance Rail obligations was commuted, effective April 1, 2011, (including all of our obligations with respect to the junior secured debt of Reliance Rail).

Results of Operations—Financial Services
Quarter and Six Months Ended June 30, 2010
The following table shows a summary of the results of operations for our financial services segment for the periods indicated:

(In thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Equity in net income of affiliates—Sherman	$6,570	$14,590
Gain on sale of affiliate—Sherman	34,815	34,815
Net income	26,867	32,023
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
Smart Home
In 2004, we developed a program referred to as "Smart Home," for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. We exercised our option to terminate two of these transactions in March 2011, with RIF of approximately $41 million. Details of the two remaining transactions (aggregated) as of the initial closing of each transaction and as of June 30, 2011, are as follows:

	Initial	As of June 30, 2011
Pool of mortgages (par value)	$ 12.2 billion	$ 3.5 billion
Risk in force (par value)	$ 3.1 billion	$ 0.9 billion
Notes sold to investors/risk ceded (principal amount)	$534.0 million	$422.9 million
Each transaction began with the formation of an unaffiliated, offshore reinsurance company. We then entered into an agreement with the Smart Home reinsurer to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans. Each class of notes relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We do not hold any of the credit-linked notes issued as part of this structure; therefore, we have no significant variable interests in the structures, and are not subject to consolidation under this standard.

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

Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2010, except as follows:
On June 1, 2011, we repaid the remaining balance of $160 million on our 7.75% debentures upon maturity.
In June 2011, Radian Guaranty, in order to further support its capital position, entered into a second excess-of-loss reinsurance agreement with Radian Insurance Inc. Under this agreement, Radian Guaranty transferred approximately $2 billion of risk in force to Radian Insurance Inc. This pool of loans generally consists of a higher concentration of fixed-rate, prime, high FICO loans than our overall mortgage insurance portfolio.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group's principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (ii) interest payments on our outstanding long-term debt (which are expected to be fully reimbursed through expense-sharing arrangements with our subsidiaries), (iii) payments to our insurance subsidiaries in October 2011 under our tax-sharing agreement, (iv) potential capital support for our mortgage insurance subsidiaries, and (v) the payment of dividends on our common stock.
Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $680.2 million at June 30, 2011 and $797.5 million at December 31, 2010, which includes $150 million of investments contained in our CPS custodial trusts as discussed below.
We expect to fund Radian Group's short-term liquidity needs with (i) existing cash and marketable securities, including, if necessary, $150 million held in the CPS trust accounts, and (ii) cash received under the expense-sharing arrangements with our subsidiaries. If Radian Group's current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
At June 30, 2011, we did not have the intent to sell any debt securities in an unrealized loss position and determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including coupon rate interest payments on our long-term debt. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $63.0 million, which are expected to be fully reimbursed by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $41.0 million, which also are expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be revoked at any time.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code ("IRC") had such subsidiary filed its federal tax return on a separate company basis. We currently estimate that Radian Group will be required to make a payment of approximately $77 million to Radian Guaranty in October 2011, which is the maximum amount required under the tax-sharing agreement and is determined based upon Radian Guaranty's separate company carryback ability for applicable net operating losses ("NOLs"). We also estimate that Radian Group will be obligated to make tax-sharing payments during 2011 of approximately $7 million to other subsidiaries within our consolidated group. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.

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
Capital Support for Subsidiaries.  Radian Group may make additional capital contributions to Radian Guaranty in 2011 in order to further support its capital position. Radian Guaranty's risk-to-capital ratio was approximately 19.8 to 1 as of June 30, 2011. Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations, by the GSEs or the rating agencies, or to sufficiently capitalize Radian Mortgage Assurance to write new first-lien business in the event Radian Guaranty's risk-to-capital ratio exceeds 25:1 in those states that impose such a limitation.
Dividends.   Our quarterly common stock dividend is $0.0025 per share. Assuming that our outstanding common stock remains constant at 133,113,518 shares (the number of shares outstanding at June 30, 2011), we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.
In addition to existing available cash and marketable securities, Radian Group's principal sources of cash include dividends from our insurance subsidiaries and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries. Our insurance subsidiaries' ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance department approval. In light of ongoing losses in our mortgage insurance subsidiaries, we do not anticipate that these subsidiaries will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to its direct parent, Radian Guaranty, and not to Radian Group. In June 2011, Radian Asset Assurance paid a dividend of $53.4 million to Radian Guaranty.
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
We expect to meet the long-term liquidity needs of Radian Group with (i) available cash and marketable securities, including $150 million held in the CPS trust fund accounts, (ii) additional potential private or public issuances of debt or equity securities, (iii) potential cash received under tax-sharing arrangements and cash received from our expense-sharing arrangements with our subsidiaries, (iv) the sale of assets, or (v) dividends from our subsidiaries. If necessary, we may refinance all or a portion of our long-term debt, but we cannot assure you that we will be able to do so on favorable terms, if at all.

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
As of June 30, 2011, Radian Asset Assurance maintained claims paying resources of $2.2 billion, including statutory surplus of approximately $1.0 billion. In June 2011, Radian Asset Assurance paid an ordinary dividend of $53.4 million to Radian Guaranty. We expect that Radian Asset Assurance will continue to have the capacity to pay ordinary dividends to Radian Guaranty in 2012 and 2013, although these dividends are expected to be below the 2011 level.
The amount, if any, and timing of Radian Asset Assurance's dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory capital would also likely reduce Radian Asset Assurance's capacity to pay dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the New York State Insurance Department.
Financial Guaranty
The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes, and dividends to Radian Guaranty. As of June 30, 2011, we had an aggregate of $828 million net par outstanding with respect to seven TruPs bonds pursuant to which we could be required under certain circumstances to pay our counterparty the outstanding par amount of our insured TruPs bonds (a "liquidity claim"). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2015 and 2017, but automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDO) unless terminated by our counterparty. If we are required to pay a liquidity claim, our counterparty would be obligated under the CDS to either deliver the insured TruPs bond to us or to pay us cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond.
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

Reconciliation of Net Loss to Cash Flows from Operations
The following table reconciles net income (loss) to cash flows used in operations for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2011	2010
Net income (loss)	$240,121	$(785,435)
Change in loss and LAE reserves	(198,667)	293,221
Change in second-lien PDR	(4,485)	(8,585)
Deferred tax benefit	(6,055)	(393,344)
Depreciation and amortization, net	33,130	13,051
Change in unearned premiums	(55,695)	(85,980)
Change in deferred policy acquisition costs	9,400	11,647
Net payments related to derivative contracts and VIE debt (1)	(82,128)	(110,606)
Equity in earnings of affiliates	(65)	(14,668)
Distributions from affiliates (1)	—	29,498
Net (gains) losses on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(594,576)	652,170
Change in reinsurance recoverables	64,459	42,141
Cash paid for commutations, terminations and recaptures (1)	(54,225)	(93,179)
Gain on sale of affiliate	—	(34,815)
Change in other assets	38,649	3,492
Change in accounts payable and accrued expenses	1,220	20,673
Cash flows used in operating activities	$(608,917)	$(460,719)
__________________

(1)	Cash item.

Cash flows used in operating activities increased for the first six months of 2011 as compared to the same period of 2010, as a result of an increase in claims paid. We expect that we will use more cash than we generate from operations during the next 12 months.
Stockholders' Equity
Stockholders' equity was $1,129.3 million at June 30, 2011, compared to $859.8 million at December 31, 2010. The increase in stockholders' equity resulted primarily from our net income of $240.1 million for the first six months of 2011.
Ratings
Radian Group and our principal operating subsidiaries have been assigned the financial strength ratings provided in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, historically, it also has been a significant factor in determining Radian Guaranty's eligibility with the GSEs. We include this information only for disclosure-related purposes.

	MOODY'S (1)	S&P (2)
Radian Group	B3	CCC+
Radian Guaranty	Ba3	B+
Radian Insurance	B1	(3)
Radian Mortgage Assurance	Ba3	B+
Radian Asset Assurance	Ba1	BB-
_____________________

(1)	Moody's ratings outlook for Radian Group, Radian Guaranty, Radian Insurance and Radian Mortgage Assurance is currently Positive. Moody's ratings outlook for Radian Asset Assurance is currently Stable.

(2)	S&P's ratings outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(3)	Ratings have been withdrawn.

Critical Accounting Policies
Securities and Exchange Commission ("SEC") guidance defines Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below.
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
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments are made to loss reserves as defaulted loans age, and therefore, are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates as a result of the aged status of the defaulted loan. However, in light of existing foreclosure moratoriums and efforts to increase loan modifications among defaulted borrowers, significant uncertainty remains today with respect to the ultimate resolution of later stage defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures (historically, a large percentage of defaulted loans have cured), the reserve for that loan is removed from the reserve for losses and LAE.

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
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 43% at June 30, 2011, compared to 40% at December 31, 2010. The increase from December 31, 2010, to June 30, 2011, was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our default inventory as of June 30, 2011. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of June 30, 2011, our default to claim rate estimate, net of our estimate for insurance rescissions and claims denials, ranged from 19% for insured loans that had missed two to three monthly payments, to 51% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.

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
We considered the sensitivity of first-lien loss reserve estimates at June 30, 2011, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at June 30, 2011), we estimated that our loss reserves would change by approximately $96 million at June 30, 2011. For every one percentage point change in pool claim severity (which we estimate to be 46% of unpaid principal balance at June 30, 2011), we estimated that our loss reserves would change by approximately $8 million at June 30, 2011. For every one percentage point change in our overall default to claim rate (which we estimate to be 43% at June 30, 2011, including our assumptions related to rescissions and denials), we estimated a $69 million change in our loss reserves at June 30, 2011.
Reserves for our mortgage insurance business are recorded based on our estimate of loss and LAE reserves. We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at June 30, 2011 represents our best estimate of our future losses and LAE on existing defaults.
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
There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty's reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, should our financial guaranty risk management group disagree with the risk rating assigned by the ceding company, we may assign our own risk rating rather than use the risk rating assigned by the ceding company.

Reserve for Premium Deficiency
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product exceeds the net present value of expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for each of our mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. Expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.
Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of June 30, 2011, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent with those rates observed at December 31, 2010, for the next twelve months, and then gradually return to normal historical levels over the subsequent two years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2011. Expected losses are based on an assumed paid claim rate of approximately 11.4% on our total first-lien insurance portfolio (5.6% on performing loans and 42.8% on defaulted loans). Assuming all other factors remained constant, a 20% change in the expected gross default to claim rate would result in a 13.1% assumed paid claim rate on our total first-lien portfolio (6.4% for performing loans and 49.5% for defaulted loans), and the net present value of expected losses would increase by approximately $643 million. Given this sensitivity, again assuming all other factors remained constant, our expected gross default to claim rate would have to increase by approximately 40% to result in expected losses that would approximate our premium excess at June 30, 2011. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2011, our total Level III assets were approximately 4.5% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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
RMBS—The fair value of residential mortgage-backed securities ("RMBS") is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
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

Put Options on CPS and Consolidated CPS VIE Debt
The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts effective January 1, 2010. We purchased substantially all of the securities issued by the remaining trust, and we consolidated the assets and liabilities of that trust during 2010. As of June 30, 2011, there is no consolidated CPS VIE debt because we own approximately 100% of all three trusts and, as such, the put options on CPS are eliminated in consolidation as well.
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
Changes in expected principal credit losses on NIMS could impact our fair value estimate. The gross expected principal credit losses were $58.3 million as of June 30, 2011, which is our best estimate of settlement value at that date and represents substantially all of our total RIF. The recorded fair value of our total net liabilities related to NIMS as of June 30, 2011, was $51.5 million, of which $4.7 million relates to derivative assets and $56.2 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $6.8 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.
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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default, and (2) 86% of the aggregate net par outstanding of our corporate CDO transactions (as of June 30, 2011) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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
Non-Performance Risk Adjustment on Corporate CDOs—The typical fair premium amount estimated for the equivalent-risk tranche represents the fair premium amount for a typical market participant—not Radian. Accordingly, the final step in our fair value estimation is to convert this typical fair premium amount into a fair premium amount for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of that participant's default or non-performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the typical fair premium amount to account for both this contractual difference, as well as for the market's perception of our default probability, which is observable through our CDS spread.
The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the "risk-neutral" model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the "risk-neutral modeling" approach). Radian's expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread, and the default probability of the transaction is determined as described above under "Defining the Equivalent-Risk Tranche." The present value of Radian's expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.
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
The investment securities for the remaining CDO of ABS transaction, which is consolidated, have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows for the transaction based on our internal credit analysis, which is based on the current performance of each security. The estimated fair value of the underlying collateral securities is determined using either observed market transactions, including broker-dealer quotes and actual trade activity on similar bonds, or expected cash flows discounted using the yield observed on similar bonds. The present value of the insured cash flows (which represents the VIE debt) is determined using a risk-free rate that is applied to the cash flows adjusted for Radian's non-performance risk. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.
The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $451.4 million at June 30, 2011. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of June 30, 2011, was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.
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

Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the "primaries") of the underlying credits, including the primaries' fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of June 30, 2011, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries' valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries' models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries' valuations by (1) reviewing the primaries' publicly available information regarding their mark-to-market processes, including methodology and key assumptions, and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $130.4 million; however, we do not currently expect to pay any claims related to these two VIEs. At June 30, 2011, we recorded $113.7 million of other assets, $113.1 million of VIE debt and $0.6 million of accounts payable and accrued expenses associated with these two VIEs.
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
An entity is considered the primary beneficiary and is required to consolidate a VIE if its variable interest (i) gives it the power to most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive residual benefits that could potentially be significant to the VIE. For all VIEs in which we have a variable interest, we determine whether we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, provisions in our contracts that grant us additional rights to influence or control the economic performance of the VIE upon the occurrence of an event of default or a servicer termination event or the breach of a performance trigger, and our obligation to absorb significant losses. Due to the continued deterioration of the performance of many of our financial guaranty transactions, the breach of these performance tests or other events giving rise to our right to influence or control the economic performance of the VIE could occur. When we obtain control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we have become the primary beneficiary.

When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of June 30, 2011, we have determined that we are the primary beneficiary of our NIMS transactions, our CPS transactions and certain financial guaranty structured transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders' equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short term investments consist of assets invested in money market instruments, certificates of deposit and highly liquid, interest bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.
For certain hybrid financial instruments that would be required to be separated into a host contract and a derivative instrument, the accounting standard regarding derivatives and hedging permits an entity to irrevocably elect to initially and subsequently measure that hybrid financial instrument in its entirety at fair value (with changes in fair value recognized in earnings). We elected to record our convertible securities meeting these criteria at fair value with changes in the fair value recorded as net gains or losses on investments. All hybrid financial instruments are classified as trading securities.
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
In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year of 2011, we booked our income tax benefit based on actual results of operations as of June 30, 2011.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding comprehensive income. This update eliminates the current presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update is effective for fiscal years beginning after December 15, 2011.
In May 2011, the FASB issued an update to the accounting standard regarding Fair Value Measurements and Disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: 1) clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and 2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for fiscal years beginning after December 15, 2011.
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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at June 30, 2011 and December 31, 2010, was $6.0 billion and $6.6 billion, respectively, of which 90% and 91%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At June 30, 2011, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $213.1 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $276.6 million. At June 30, 2011, the average duration of the fixed-income portfolio was 4.4 years compared to 4.2 years at December 31, 2010.
Credit Risk
We provide credit protection in the form of CDSs and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS, and TruPs. With the exception of NIMS, one CDO of ABS and our insured TruPs CDOs (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market's perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDSs and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread.
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of June 30, 2011. These changes were calculated using the valuation methods described in "Critical Accounting Policies—Fair Value of Financial Instruments" above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table. Radian Group's five-year CDS spread was 9.68% at June 30, 2011. Radian Group's five-year CDS spread is an illustration of the market's view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument.

NIMS related ($ in millions)
Weighted average credit spread	42.87%
Fair value of net liabilities (1)	$51.5
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of NIMS credit spreads	0% change in NIMS credit spreads	10% widening of NIMS credit spreads
50% tightening of Radian Group's CDS spread	$2.3	$2.4	$2.4
0 basis points change in Radian Group's CDS spread	—	—	—
50% widening of Radian Group's CDS spread	(1.7)	(1.7)	(1.7)
_______________________

Corporate CDOs ($ in millions)
Weighted average credit spread	0.46%
Fair value of net liabilities	$6.1
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$27.0	$33.1	$40.1
0 basis points change in Radian Group's CDS spread	(1.3)	—	2.1
50% widening of Radian Group's CDS spread	(4.8)	(4.0)	(2.5)
_______________________

Non-Corporate CDO related (2) ($ in millions)
Weighted average credit spread	2.70%
Fair value of net liabilities (3)	$(390.2)
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$330.1	$361.6	$388.1
0 basis points change in Radian Group's CDS spread	(21.0)	—	17.0
50% widening of Radian Group's CDS spread	(116.4)	(102.2)	(90.7)
_______________________
(1) Includes VIE debt of $56.2 million and NIMS derivative assets of $4.7 million.
(2) Includes TruPs, CDOs of CMBS, CDOs of ABS and other non-corporate CDOs.
(3) Includes net VIE liabilities of $140.6 million and net derivative liabilities of $249.6 million.

  Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.

Foreign Exchange Rate Risk
We analyzed our currency exposure as of June 30, 2011, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were measured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $12.3 million as of June 30, 2011.
At June 30, 2011, we held approximately $49.0 million of investments denominated in Euros. The value of the Euro against the U.S. dollar strengthened from 1.34 at December 31, 2010, to 1.45 at June 30, 2011. At June 30, 2011, we held approximately $45.2 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0123 at December 31, 2010, to 0.0124 at June 30, 2011.

Equity Market Price
At June 30, 2011, the market value and cost of the equity securities in our investment portfolio were $381.0 million and $336.6 million, respectively. Included in the market value and cost of our equity securities is $187.0 million and $176.5 million, respectively, classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $38.1 million as of June 30, 2011.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2011 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
On June 26, 2008, we filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Pennsylvania, naming IndyMac Bank (“IndyMac”), Deutsche Bank National Trust Company (“Deutsche Bank”), Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involved three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We were in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million and represented the aggregate risk in force related to these policies.

In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that were the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. In August 2009, we settled our dispute with Ambac and Deutsche Bank with respect to one of the disputed pool policies, which policy represented approximately $27 million of the total claim liability. In January 2010, we settled our dispute with MBIA and Deutsche Bank with respect to another of the disputed pool policies, which policy represented approximately $21 million of the total claim liability, and in June 2011, we settled with FGIC and Deutsche Bank regarding the third disputed pool policy, which policy represented the remaining $29 million of the total claim liability. In the aggregate, we settled our $77 million of total claim liability under the three pool policies for approximately $44 million. Following these settlements, in July 2011, the declaratory judgment action against IndyMac, Ambac, MBIA, FGIC and Deutsche Bank, and the arbitrations commenced by Ambac, MBIA and FGIC were dismissed with prejudice.
On August 13, 2010, American Home Mortgage Servicing, Inc. ("AHMSI") filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. According to AHMSI, Radian Guaranty's refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies.  On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties.  Radian has also filed a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. in the United States District Court for the Eastern District of Pennsylvania.  Radian Guaranty's complaint seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty's master policy and delegated underwriting endorsement for approximately 140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process.
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
Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac's and Fannie Mae's federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home's value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-loan-to-value ("LTV") mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Changes in the charters or business practices of Freddie Mac or Fannie Mae, including pursuing new products for purchasing high-LTV loans that are not insured by private mortgage insurance, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In particular, Freddie Mac and Fannie Mae have the ability to:

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

In February 2011, the Obama Administration (the "Administration") delivered a report to the U.S. Congress for reforming the U.S. housing finance market. As part of this report, the Administration recommended the winding down of the GSEs over a period of time, including increasing pricing at the GSEs, reducing the size of loans that the GSEs may purchase, requiring borrowers to provide a 10% down payment for GSE loans, and decreasing the GSEs' investment portfolios by at least 10% each year. In addition, the report encouraged the GSEs to pursue "additional credit-loss protection from private insurers and other capital providers" in order to increase the level of private capital in the housing finance system. Members of the U.S. House of Representatives and Senate have since introduced several bills intended to scale-back the operations of the GSEs and to permanently end the GSE conservatorship over a period of time. The proposed bills mirror many of the recommendations of the Administration's report, including in particular: (i) imposing a maximum portfolio size of the GSEs and gradually reducing this size over time, (ii) reducing the GSEs' market share by reducing the size of loans that may be purchased by the GSEs, (iii) increasing the fees charged by the GSEs in guaranteeing loans, and (iv) establishing a minimum down-payment requirement for loans purchased by the GSEs, among other reforms intended to level the competitive market with private capital. Some members of Congress have introduced bills that would eliminate or replace the GSEs, and some of those bills contain a requirement for private mortgage insurance on loans with LTVs of greater than 80% in the housing finance systems that they propose. The Administration's recommendations and recent legislation are likely to be the subject of significant Congressional focus and debate over the next two years. As a result, it is uncertain what form any final legislation will take and to what extent the legislation will adhere to the recommendations set forth in the Administration's report. Therefore, the future structure of the residential housing finance system remains uncertain, including the impact of any such changes on our business. Although we believe that private mortgage insurance will continue to play an important role in any future housing finance structure, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs (or any successor entities) as credit enhancement or perhaps even eliminate the requirement altogether, which would reduce our available market and adversely affect our mortgage insurance business.

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

•
requires securitizers to retain at least 5% of the economic risk associated with mortgage loans that they cause to be securitized, unless the mortgage loans are "qualified residential mortgages" ("QRMs"), are insured by the FHA or guaranteed by the VA or another federal agency or fall within another exception. In certain circumstances, the securitizers may elect to allocate a portion of this risk retention to willing originators. The Dodd-Frank Act provides that the definition of QRMs will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance, to the extent that the presence of mortgage insurance reduces the risk of default. On March 29, 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. Among other requirements, the proposed rule excludes loans with non-traditional features, such as negative amortization loans, and required adherence to strict, objective underwriting standards, including a maximum LTV of 80% on a home purchase transaction, regardless of whether mortgage insurance is present, maximum debt-to-income ratios and borrower credit history restrictions. The proposal also includes a request for comment on an alternative QRM definition that, if approved by regulators, would take mortgage insurance into account in determining whether the borrower met a 90% LTV requirement. The proposed rule was subject to a public comment period that ended August 1, 2011 (extended from June 10th). The regulators sought comments on virtually all aspects of the QRM definition, including: (1) a request for historical loan data that the regulators may use to assess whether loans with mortgage insurance are less likely to default than loans without mortgage insurance, (2) if the QRM definition included mortgage insurance, what financial eligibility standards should be incorporated for mortgage insurance providers and how might those standards be monitored and enforced, and (3) the potential benefits and costs of the alternative QRM definition that would give credit to mortgage insurance.

There was also a specific request for comment on an alternative QRM definition that, if approved by regulators, would take mortgage insurance into account in determining whether the borrower met a 90% LTV requirement. Under the proposed rule, loans purchased and securitized by the GSEs while they are in conservatorship would be exempt from the risk retention requirements. Members of the U.S. House of Representatives have voiced their opposition to this GSE exemption from the risk retention requirements, and the Capital Markets Subcommittee of the House unanimously passed H.R. 1223, the GSE Credit Risk Equitable Treatment Act, which would eliminate the GSE exemption altogether.
It is not clear whether originators and securitizers will make and securitize loans that do not qualify as QRMs or under another exemption, because of the obligation to retain risk. In light of the significant requirements imposed by this QRM definition, if the proposed version of this rule were to be adopted, it could significantly reduce the overall loan origination market, in particular for first-time homebuyers.
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
Depending on: (i) whether and to what extent loans with mortgage insurance are considered QRMs for purposes of the Dodd-Frank securitization provisions or QMs for purposes of the ability to repay provisions; (ii) the maximum LTV allowed in the final QRM and QM definitions; and (iii) whether lenders will choose private mortgage insurance for non-QRM or non-QM loans, the amount of new mortgage insurance that we write could be adversely affected. For example, of the business we wrote in 2010, the percentage of our new insurance written with LTVs of 80% or lower was less than one percent. In addition, in light of recent industry developments in which some private mortgage insurers have reported significantly depleted capital levels and may not be able to continue to write new business, there is a greater risk that the regulatory agencies may not view private mortgage insurance as a viable alternative for inclusion in the QRM definition.

•
may impose additional reporting, capital and collateral requirements on our financial guaranty business, including potentially, the posting of collateral for existing derivative contracts. On April 28, 2011, the Commodities Future Trading Commission published in the Federal Register its proposed rule regarding margin for uncleared swaps entered into by swap dealers or major swap participants. Under this proposal, the rules would apply to uncleared swaps entered into only after the effective date of the regulation. Thus, the proposed requirements would not apply retroactively. Comments on this proposal were due on July 22nd. The CFTC has not yet released its final rules regarding capital requirements for swap dealers and major swap participants. Until these rules are finalized, we cannot provide assurance that these requirements will not be applied retroactively to our existing derivative contracts, which if so applied, would likely require that we post significant collateral amounts that could exceed our current investment balances, and consequently, could have a material adverse effect on our businesses and on our financial condition, including significantly reducing or eliminating the ability of our financial guaranty business to provide dividends to our mortgage insurance business;

•
sets new limitations and restrictions on banking, derivatives and asset-backed securities that may make it more difficult for us to commute, restructure, hedge or otherwise mitigate losses or reduce exposure on our existing financial guaranty portfolio. In addition, proposed definitions of insurance contracts may not exempt certain financial guaranty policies from the provisions of the derivatives rules of the Dodd-Frank Act, which could adversely affect the ability of issuers of our insured bonds to restructure outstanding transactions; and

•
establishes a Financial Stability Oversight Council, which is authorized to subject nonbank financial companies deemed systemically significant to more rigorous prudential standards and other requirements and to subject such companies to a special liquidation process outside the federal bankruptcy code, administered by the FDIC (although insurance company subsidiaries would remain subject to liquidation and rehabilitation proceedings under state law). In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council and making recommendations to the Council regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

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
+10.1
Employment Agreement between the Registrant and S. A. Ibrahim, dated April 5, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated April 5, 2011 and filed on April 7, 2011)

+10.2
Amendments to Incentive Awards under 2008 Executive Long-Term Incentive Cash Plan, dated April 5, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 5, 2011 and filed on April 7, 2011)

+10.3	Amended and Restated Radian Group Inc. 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, filed on May 23, 2011)
+10.4
Amended and Restated Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 10, 2011 and filed on May 16, 2011)

*+10.5	Form of 2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan
*+10.6	Form of 2011 Stock Option Agreement under the 2008 Equity Compensation Plan
*+10.7	2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim
*+10.8	2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint
*+10.9	2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim
*+10.10	2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint
*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes in Common Shareholders' Equity for the year ended December 31, 2010 and the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
+ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

August 9, 2011	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
+10.1
Employment Agreement between the Registrant and S.A. Ibrahim, dated April 5, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated April 5, 2011 and filed on April 7, 2011)

+10.2
Amendments to Incentive Awards under 2008 Executive Long-Term Incentive Cash Plan, dated April 5, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 5, 2011 and filed on April 7, 2011)

+10.3	Amended and Restated Radian Group Inc. 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, filed on May 23, 2011)
+10.4
Amended and Restated Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 10, 2011 and filed on May 16, 2011)

*+10.5	Form of 2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan
*+10.6	Form of 2011 Stock Option Agreement under the 2008 Equity Compensation Plan
*+10.7	2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim
*+10.8	2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint
*+10.9	2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim
*+10.10	2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint
*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes in Common Shareholders' Equity for the year ended December 31, 2010 and the six months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

______________
* Filed herewith.
+ Management contract, compensatory plan or arrangement.