Form 10-Q
period 2011-09-30
RADIAN GROUP INC
filed 2011-11-09
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
 FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,199,159 shares of common stock, $0.001 par value per share, outstanding on November 4, 2011.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States ("U.S.") Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as "anticipate," "may," "will," "could," "should," "would," "expect," "intend," "plan," "goal," "contemplate," "believe," "estimate," "predict," "project," "potential," "continue," or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management's current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:

•
changes in general economic and political conditions, including high unemployment rates and continued weakness in the U.S. housing and mortgage credit markets, the U.S. economy reentering a recessionary period, a lack of meaningful liquidity in the capital markets or in the credit markets, changes or volatility in interest rates or consumer confidence and changes in credit spreads, each of which may be accelerated or intensified by, among other things, further actual or threatened downgrades of U.S. credit ratings;

•
changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers or financial guaranty providers, in particular in light of recent developments in the private mortgage insurance industry in which certain of our former competitors have ceased writing new mortgage insurance business and, in one case, has been placed under supervision or receivership by its insurance regulator;

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

•
a further reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards, general reduced housing demand in the U.S., and the risk retention requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act");

•
our ability to maintain an adequate risk-to-capital position and surplus requirements in our mortgage insurance business in light of ongoing losses in this business and potential further deterioration and losses in our financial guaranty portfolio which, in the absence of new capital, could depend on our ability to execute strategies for which regulatory and other approvals are required and may not be obtained (see Item 1A of Part II of this Quarterly Report on Form 10-Q);

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•
the ability of our primary insurance customers in our financial guaranty reinsurance business to provide appropriate surveillance and to mitigate losses adequately with respect to our assumed insurance portfolio;

•
a more rapid than expected decrease in the level of insurance rescissions and claim denials from the current elevated levels (including as a result of successful challenges to previously rescinded policies or claim denials), which rescissions and denials have reduced our paid losses and resulted in a significant reduction in our loss reserves;

•
the negative impact our insurance rescissions and claim denials may have on our relationships with customers and potential customers, including the potential loss of business and the heightened risk of disputes and litigation;

•
the need, in the event that we are unsuccessful in defending our rescissions or denials, to increase our loss reserves for, and reassume risk on, rescinded or denied loans, and to pay additional claims;

•	the concentration of our mortgage insurance business among a relatively small number of large customers;

•	any disruption in the servicing of mortgages covered by our insurance policies and poor servicer performance;

•
adverse changes in severity or frequency of losses associated with certain products that we formerly offered that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•	the performance of our insured portfolio of higher risk loans, such as Alternative-A and subprime loans, and of adjustable rate products, such as adjustable rate mortgages and interest-only mortgages;

•	a decrease in persistency rates of our mortgage insurance policies, which would reduce our premium income;

•
an increase in the risk profile of our existing mortgage insurance portfolio as refinancing of existing mortgage loans generally is available to only the most qualified borrowers in the current mortgage and housing market;

•
changes in the criteria for assigning credit or similar ratings, further downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the ratings assigned by the major rating agencies to any of our rated insurance subsidiaries at any time, including in particular, the credit ratings of Radian Group Inc. ("Radian Group") and the financial strength ratings assigned to Radian Guaranty Inc. ("Radian Guaranty");

•
heightened competition for our mortgage insurance business from others such as the Federal Housing Administration (the "FHA"), the Veteran's Administration and other private mortgage insurers (in particular, the FHA and those private mortgage insurers that have been assigned higher ratings from the major rating agencies that may have access to greater amounts of capital than we do, or new entrants to the industry that are not burdened by legacy obligations);

•
changes in the charters or business practices of, or rules or regulations applicable to, Federal National Mortgage Association ("Fannie Mae") and Freddie Mac, the largest purchasers of mortgage loans that we insure, and our ability to remain an eligible provider to both Fannie Mae and Freddie Mac;

•
changes to the current system or regulatory structure of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their products are significantly limited in scope;

•
the effect of the Dodd-Frank Act on the financial services industry in general, and on our mortgage insurance and financial guaranty businesses in particular, including whether and to what extent loans with mortgage insurance are considered "qualified residential mortgages" for purposes of the Dodd-Frank Act securitization provisions or "qualified mortgages" for purposes of the ability to repay provisions of the Dodd-Frank Act and potential obligations to post collateral on our existing insured derivatives portfolio (see Item 1A of Part II of this Quarterly Report on Form 10-Q);

•
the application of existing federal or state consumer, lending, insurance, tax, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (i) the outcome of existing, or the possibility of additional, lawsuits or investigations; and (ii) legislative and regulatory changes (a) affecting demand for private mortgage insurance, including the possibility that the current federal tax deduction for mortgage insurance will not be extended beyond the expiration of the program on December 31, 2011, (b) limiting or restricting our use of (or increasing requirements for) additional capital and the products we may offer, or (c) affecting the form in which we execute credit protection or affecting our existing financial guaranty portfolio;

•
the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses or premium deficiencies for our mortgage insurance business, or to estimate accurately the fair value amounts of derivative instruments in determining gains and losses on these instruments;

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

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and in Item 1A of Part II of our Quarterly Reports on Form 10-Q filed in 2011. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements. (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
(In thousands, except share and per share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $4,248 and $11,416)	$4,083	$10,773
Fixed-maturities available for sale—at fair value (amortized cost $123,249 and $340,795)	118,895	273,799
Equity securities available for sale—at fair value (cost $159,959 and $160,242)	163,673	184,365
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $99,435 and $83,184)	4,482,161	4,562,821
Short-term investments—at fair value (including VIE investments of $149,979 and $149,981)	1,055,818	1,537,498
Other invested assets—at cost	62,444	59,627
Total investments	5,887,074	6,628,883
Cash	21,863	20,334
Restricted cash	27,649	31,413
Deferred policy acquisition costs	138,962	148,326
Accrued investment income	38,193	40,498
Accounts and notes receivable (less allowance of $0 and $50,000)	105,382	116,452
Property and equipment, at cost (less accumulated depreciation of $96,314 and $92,451)	11,936	13,024
Derivative assets (including VIE derivative assets of $4,931 and $10,855)	20,315	26,212
Deferred income taxes, net	19,244	27,531
Reinsurance recoverables	166,483	244,894
Receivable for securities sold	504,584	160
Other assets (including VIE other assets of $98,328 and $112,426)	304,600	323,160
Total assets	$7,246,285	$7,620,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$628,400	$686,364
Reserve for losses and loss adjustment expenses (“LAE”)	3,260,556	3,596,735
Reserve for premium deficiency	4,309	10,736
Long-term debt	814,901	964,788
VIE debt—at fair value (including $3,401 and $9,514 of non-recourse debt)	273,379	520,114
Derivative liabilities (including VIE derivative liabilities of $20,781 and $19,226)	188,921	723,579
Payable for securities purchased	532,451	9,112
Accounts payable and accrued expenses (including VIE accounts payable of $573 and $837)	254,932	249,679
Total liabilities	5,957,849	6,761,107
Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,661,461 and 150,507,853 shares issued at September 30, 2011 and December 31, 2010, respectively; 133,194,174 and 133,049,213 shares outstanding at September 30, 2011 and December 31, 2010, respectively	151	150
Treasury stock, at cost: 17,467,287 and 17,458,640 shares at September 30, 2011 and December 31, 2010, respectively	(892,052)	(892,012)
Additional paid-in capital	1,966,253	1,963,092
Retained earnings (deficit)	218,095	(204,926)
Accumulated other comprehensive loss	(4,011)	(6,524)
Total stockholders’ equity	1,288,436	859,780
Total liabilities and stockholders’ equity	$7,246,285	$7,620,887
See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Premiums written—insurance:
Direct	$187,726	$200,820	$552,575	$579,855
Assumed	(251)	575	(10,415)	(8,596)
Ceded	(9,188)	(26,588)	(28,346)	(81,050)
Net premiums written	178,287	174,807	513,814	490,209
Decrease in unearned premiums	1,368	29,130	57,798	115,442
Net premiums earned—insurance	179,655	203,937	571,612	605,651
Net investment income	38,763	46,554	124,826	140,531
Net gains on investments	81,640	94,258	163,311	209,468
Total other-than-temporary impairment ("OTTI") losses	(20)	(34)	(31)	(90)
Losses recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized in earnings	(20)	(34)	(31)	(90)
Change in fair value of derivative instruments	126,008	229,783	558,626	(372,777)
Net gains (losses) on other financial instruments	80,602	4,882	160,900	(159,882)
Gain on sale of affiliate	—	—	—	34,815
Other income	1,404	1,951	4,048	5,654
Total revenues	508,052	581,331	1,583,292	463,370
Expenses:
Provision for losses	249,598	344,389	940,537	1,323,435
Change in reserve for premium deficiency	(1,942)	8,628	(6,427)	43
Policy acquisition costs	11,449	11,054	39,967	42,719
Other operating expenses	45,240	43,052	137,413	143,273
Interest expense	14,094	9,502	47,197	28,551
Total expenses	318,439	416,625	1,158,687	1,538,021
Equity in net income of affiliates	—	—	65	14,668
Pretax income (loss)	189,613	164,706	424,670	(1,059,983)
Income tax provision (benefit)	6,045	52,521	981	(386,733)
Net income (loss)	$183,568	$112,185	$423,689	$(673,250)
Basic net income (loss) per share	$1.39	$0.85	$3.20	$(6.20)
Diluted net income (loss) per share	$1.37	$0.84	$3.16	$(6.20)
Weighted-average number of common shares outstanding—basic	132,364	132,324	132,366	108,608
Weighted-average number of common and common equivalent shares outstanding—diluted	133,513	133,520	133,867	108,608
Dividends per share	$0.0025	$0.0025	$0.0075	$0.0075

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE, JANUARY 1, 2010	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994
Comprehensive loss:
Net loss	—	—	—	(673,250)	—	—	—	(673,250)
Unrealized foreign currency translation adjustment, net of tax of $1,171	—	—	—	—	2,280	—	—
Less: Reclassification adjustment for liquidation of foreign subsidiary, net of tax of benefit of $240	—	—	—	—	(447)	—	—
Net foreign currency translation adjustment, net of tax of $931	—	—	—	—	1,833	—	—	1,833
Unrealized holding gains arising during the period, net of tax of $26,214	—	—	—	—	—	48,681	—
Less: Reclassification adjustment for net losses included in net loss, net of tax benefit of $1,668	—	—	—	—	—	3,099	—
Net unrealized gain on investments, net of tax of $27,882	—	—	—	—	—	51,780	—	51,780
Comprehensive loss	—	—	—	—	—	—	—	(619,637)
Sherman unrealized loss included in net loss	—	—	—	—	—	—	16,761	16,761
Repurchases of common stock under incentive plans	—	(2,493)	108	—	—	—	—	(2,385)
Issuance of common stock - stock offering	50	—	525,837	—	—	—	—	525,887
Issuance of common stock under benefit plans	—	—	3,035	—	—	—	—	3,035
Amortization of restricted stock	—	—	3,084	—	—	—	—	3,084
Stock-based compensation expense	—	—	749	—	—	—	—	749
Dividends declared	—	—	—	(868)	—	—	—	(868)
BALANCE, SEPTEMBER 30, 2010	$150	$(891,989)	$1,896,068	$928,025	$20,118	$(21,022)	$270	$1,931,620
BALANCE, JANUARY 1, 2011	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780
Comprehensive income:
Net income	—	—	—	423,689	—	—	—	423,689
Unrealized foreign currency translation adjustment, net of tax of $0	—	—	—	—	6,519	—	—
Less: Reclassification adjustment for liquidation of foreign subsidiary and other adjustments included in net income, net of tax of $11,367	—	—	—	—	27,599	—	—
Net foreign currency translation adjustment, net of tax of $11,367	—	—	—	—	(21,080)	—	—	(21,080)
Unrealized holding losses arising during the period, net of tax of $0	—	—	—	—	—	(9,856)	—
Less: Reclassification adjustment for net losses included in net income, net of tax of $18,640 (See Note 6)	—	—	—	—	—	(33,449)	—
Net unrealized gain on investments, net of tax of $18,640	—	—	—	—	—	23,593	—	23,593
Comprehensive income	—	—	—	—	—	—	—	426,202
Repurchases of common stock under incentive plans	—	(40)		—	—	—	—	(40)
Issuance of common stock under benefit plans	1	—	707	—	—	—	—	708
Amortization of restricted stock	—	—	1,665	—	—	—	—	1,665
Additional convertible debt issuance costs, net	—	—	(22)	—	—	—	—	(22)
Stock-based compensation expense	—	—	1,144	—	—	—	—	1,144
Dividends declared	—	—	(333)	(668)	—	—	—	(1,001)
BALANCE, SEPTEMBER 30, 2011	$151	$(892,052)	$1,966,253	$218,095	$14	$(4,264)	$239	$1,288,436
See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2011	2010
Cash flows used in operating activities	$(766,120)	$(947,468)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	136,123	1,216,270
Proceeds from sales of equity securities available for sale	644	6,329
Proceeds from sales of trading securities	4,462,041	4,070,396
Proceeds from redemptions of fixed-maturity investments available for sale	30,746	44,939
Proceeds from redemptions of fixed-maturity investments held to maturity	7,250	6,810
Purchases of trading securities	(4,184,608)	(5,128,531)
Sales and redemptions of short-term investments, net	481,969	70,019
Purchases of other invested assets, net	(2,817)	(28,197)
Proceeds from the sale of investment in affiliate	—	172,017
Purchases of property and equipment, net	(2,776)	(1,864)
Net cash provided by investing activities	928,572	428,188
Cash flows from financing activities:
Dividends paid	(1,001)	(868)
Redemption of long-term debt	(160,000)	(29,348)
Issuance of common stock	—	525,887
Net cash (used in) provided by financing activities	(161,001)	495,671
Effect of exchange rate changes on cash	78	1,594
Increase (decrease) in cash	1,529	(22,015)
Cash, beginning of period	20,334	41,574
Cash, end of period	$21,863	$19,559
Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(69)	$3,375
Interest paid	$34,660	$27,726
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
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, own interests ranging from 20% to 50%, are accounted for in accordance with the equity method of accounting. VIEs where we are the primary beneficiary are consolidated. See Note 5 for further information. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions for Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The total assets for our mortgage insurance segment as of September 30, 2010, reflected in Note 2, have been revised to conform to the presentation in the audited financial statement—s for the year ended December 31, 2010. We have reflected in Note 4 the additional disclosures required by the update to the accounting standard regarding fair value measurements, including the disclosures that were effective January 1, 2011, as described in Note 14. The 2010 information has been updated to be consistent with the 2011 disclosure. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.
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
Basic net income (loss) per share is based on the weighted-average number of common shares outstanding, while diluted net income (loss) per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. For the three and nine months ended September 30, 2011, 3,152,395 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive. For the three months ended September 30, 2010, 2,790,978 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive. As a result of our net loss for the nine months ended September 30, 2010, 4,386,697 shares of our common stock equivalents issued under our stock-based compensations plans were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive.

Overview and Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. While the strong credit quality of our new mortgage insurance business has continued in 2011, the ongoing downturn in the housing and related credit markets, characterized by a decrease in mortgage originations, decline in home prices, mortgage servicing and foreclosure delays, ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009 and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. The possibility that the United States ("U.S.") economy may not fully recover from the most recent recession, may experience limited economic growth for a prolonged period of time or may reenter a recessionary period, the lack of meaningful liquidity in some sectors of the capital and credit markets, the potential for continued high unemployment, and limited home price appreciation or further depreciation may add further stress on the performance of our insured assets. Because of these factors, there is a great deal of uncertainty regarding our ultimate loss performance.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Our businesses have been significantly affected by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The Government Sponsored Enterprises (“GSEs”) are the primary beneficiaries of the majority of our mortgage insurance policies, and the Federal Housing Authority ("FHA") remains our primary competitor outside of the private mortgage insurance industry. The GSEs federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home's value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-loan-to-value ("LTV") mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including pursuing new products for purchasing high-LTV loans that are not insured by private mortgage insurance, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In September 2008, the Federal Housing Finance Agency ("FHFA") was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The continued role of the conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business.
Various regulatory agencies are now in the process of developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that are expected to have a significant impact on the housing finance industry, and the U.S. Congress is planning for the reform of the housing finance market, including the future roles of the GSEs. We cannot predict the requirements of the rules ultimately adopted under the Dodd-Frank Act or the effect such rules will have on financial markets generally, or on our mortgage insurance and financial guaranty businesses specifically, the additional costs associated with compliance with such regulations, and any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse effect on our businesses, business prospects, financial condition and results of operations.
Our future performance and financial condition is subject to significant risks and uncertainties that could cause actual results to be materially different from our estimates and forward-looking statements, including but not limited to, the following:

•
Potential adverse effects of the failure or significant delay of the U.S. economy to fully recover from the most recent recession and prolonged economic downturn, including ongoing uncertainty in the housing and related credit markets and high unemployment, which could increase our mortgage insurance or financial guaranty losses beyond existing expectations. (See Notes 7, 8 and 9).

•
Our ability to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves or premium deficiency reserves for our mortgage insurance or financial guaranty businesses. (See Notes 7, 8 and 9).

•	Our ability to effectively manage our capital and liquidity, including:

•
Potential adverse effects on us if the capital and liquidity levels of Radian Group or our regulated subsidiaries' statutory capital levels are deemed inadequate to support current business operations and strategies. Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $726.4 million at September 30, 2011, which includes $150 million of investments contained in our committed preferred custodial trust securities ("CPS"). (See Note 5 for additional information regarding CPS).

•
Potential adverse effects if Radian Guaranty's regulatory risk-based capital position fails to comply with applicable state statutory or regulatory risk-based capital requirements, including if its risk-to-capital ratio were to increase above 25 to 1, without obtaining waivers or similar relief from the states that impose such statutory or regulatory risk-based capital requirements. These risks include the possibility that: (i) insurance regulators or the GSEs may limit or cause Radian Guaranty to cease writing new mortgage insurance; (ii) the GSEs may terminate or otherwise restrict Radian Guaranty's eligibility to insure loans purchased by the GSEs; and (iii) Radian Guaranty's customers may decide not to insure loans with Radian Guaranty or may otherwise limit the type or amount of business done with Radian Guaranty. (See Note 13 for additional information regarding our statutory capital and Note 17 regarding a subsequent event).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

•
Factors adversely affecting Radian Group's capital and liquidity that could cause Radian Group to have insufficient sources of capital and liquidity to meet all of its expected obligations, including our failure to estimate accurately the likelihood and potential effects of the various risks and uncertainties described in this report, as well as potential regulatory, legal or other changes to our tax or expense allocation agreements among Radian Group and its subsidiaries. During October 2011, Radian Group paid approximately $84 million to Radian Guaranty and other subsidiaries within its consolidated group under its tax-sharing agreements.

•
Potential adverse effects from legislative efforts to reform the housing finance market, including the possibility that new federal legislation could reduce or eliminate the requirement for private mortgage insurance or place additional significant obligations or restrictions on mortgage insurers.

•
Potential impact on our businesses as a result of the implementation of regulations under the Dodd-Frank Act, including whether and to what extent loans with mortgage insurance are considered "qualified residential mortgages" for purposes of the Dodd-Frank Act securitization provisions or "qualified mortgages" for purposes of the ability to repay provisions of the Dodd-Frank Act, and potential obligations to post collateral on our existing insured derivatives portfolio.

If actual results differ materially from one or more of our estimates or forward-looking statements, or if one or more possible adverse outcomes were realized, our actual results could prove to be materially different than our estimates and it could have a material adverse effect on our financial position, statutory capital, results of operations and cash flows.

2. Segment Reporting
Our mortgage insurance and financial guaranty segments are strategic business units that are managed separately on an operating basis. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We allocate corporate cash and investments to our segments based on internally allocated capital. The results for each segment for each reporting period can cause significant volatility in allocated capital.
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
Summarized financial information concerning our current and previous operating segments, as of and for the periods indicated, are as follows:

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Mortgage Insurance
Net premiums written—insurance	$178,215	$174,419	$523,255	$499,360
Net premiums earned—insurance	$163,436	$181,731	$513,895	$539,062
Net investment income	21,642	26,658	73,328	81,561
Net gains on investments	53,263	62,326	98,450	125,548
Net impairment losses recognized in earnings	(20)	(34)	(31)	(90)
Change in fair value of derivative instruments	200	6,772	64	5,739
Net gains (losses) on other financial instruments	2,486	(6,591)	4,321	(44,764)
Other income	1,357	1,870	3,881	5,292
Total revenues	242,364	272,732	693,908	712,348
Provision for losses	276,599	347,800	960,564	1,304,513
Change in reserve for premium deficiency	(1,942)	8,628	(6,427)	43
Policy acquisition costs	7,834	6,444	26,651	29,061
Other operating expenses	36,082	31,690	104,132	103,562
Interest expense	2,015	3,251	11,950	6,920
Total expenses	320,588	397,813	1,096,870	1,444,099
Equity in net income of affiliates	—	—	—	—
Pretax loss	(78,224)	(125,081)	(402,962)	(731,751)
Income tax benefit	(36,033)	(50,090)	(27,158)	(267,700)
Net loss	$(42,191)	$(74,991)	$(375,804)	$(464,051)
Cash and investments	$3,176,860	$3,722,189
Deferred policy acquisition costs	47,863	37,144
Total assets	3,731,978	5,293,768
Unearned premiums	206,477	199,764
Reserve for losses and LAE	3,214,854	3,504,181
VIE debt	31,164	156,811
Derivative liabilities	—	178

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Financial Guaranty
Net premiums written—insurance	$72	$388	$(9,441)	$(9,151)
Net premiums earned—insurance	$16,219	$22,206	$57,717	$66,589
Net investment income	17,121	19,896	51,498	58,970
Net gains on investments	28,377	31,932	64,861	83,920
Net impairment losses recognized in earnings	—	—	—	—
Change in fair value of derivative instruments	125,808	223,011	558,562	(378,516)
Net gains (losses) on other financial instruments	78,116	11,473	156,579	(115,118)
Other income	47	81	167	299
Total revenues	265,688	308,599	889,384	(283,856)
Provision for losses	(27,001)	(3,411)	(20,027)	18,922
Change in reserve for premium deficiency	—	—	—	—
Policy acquisition costs	3,615	4,610	13,316	13,658
Other operating expenses	9,158	11,362	33,281	39,511
Interest expense	12,079	6,251	35,247	21,631
Total expenses	(2,149)	18,812	61,817	93,722
Equity in net income of affiliates	—	—	65	78
Pretax income (loss)	267,837	289,787	827,632	(377,500)
Income tax provision (benefit)	42,078	102,611	28,139	(136,278)
Net income (loss)	$225,759	$187,176	$799,493	$(241,222)
Cash and investments	$2,759,726	$2,716,715
Deferred policy acquisition costs	91,099	109,331
Total assets	3,514,307	3,257,829
Unearned premiums	421,923	507,501
Reserve for losses and LAE	45,702	88,792
VIE debt	242,215	339,482
Derivative liabilities	188,921	530,510

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

(In thousands)	Nine Months Ended September 30, 2010
Financial Services
Net premiums written—insurance	$—
Net premiums earned—insurance	$—
Net investment income	—
Net gains on investments	—
Net impairment losses recognized in earnings	—
Change in fair value of derivative instruments	—
Net gains (losses) on other financial instruments	—
Gain on sale of affiliate	34,815
Other income	63
Total revenues	34,878
Provision for losses	—
Change in reserve for premium deficiency	—
Policy acquisition costs	—
Other operating expenses	200
Interest expense	—
Total expenses	200
Equity in net income of affiliates	14,590
Pretax income	49,268
Income tax provision	17,245
Net income	$32,023
Cash and investments
Deferred policy acquisition costs
Total assets
Unearned premiums
Reserve for losses and LAE
VIE debt
Derivative liabilities
A reconciliation of segment net income (loss) to consolidated net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Consolidated
Net income (loss):
Mortgage Insurance	$(42,191)	$(74,991)	$(375,804)	$(464,051)
Financial Guaranty	225,759	187,176	799,493	(241,222)
Financial Services	—	—	—	32,023
Total	$183,568	$112,185	$423,689	$(673,250)

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

(In millions)	September 30, 2011	December 31, 2010
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$15.1	$14.5
Net interest margin securities ("NIMS") assets	4.9	10.9
Other	0.3	0.8
Total derivative assets	20.3	26.2
Derivative liabilities:
Financial Guaranty credit derivative liabilities	168.1	704.4
Financial Guaranty VIE derivative liabilities	20.8	19.2
Total derivative liabilities	188.9	723.6
Total derivative liabilities, net	$168.6	$697.4
The notional value of our derivative contracts at September 30, 2011, and December 31, 2010, was $37.9 billion and $41.6 billion, respectively.
The components of the gains (losses) included in change in fair value of derivative instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Statements of Operations
Net premiums earned—derivatives	$10.3	$11.5	$31.7	$35.6
Financial Guaranty credit derivatives	120.1	223.7	536.6	(384.6)
Financial Guaranty VIE derivatives	(4.5)	(5.2)	(9.4)	(15.9)
NIMS	0.2	(0.9)	(1.3)	(1.4)
Put options on CPS	—	—	—	(6.3)
Other	(0.1)	0.7	1.0	(0.2)
Change in fair value of derivative instruments	$126.0	$229.8	$558.6	$(372.8)
The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying asset-backed securities ("ABS"). Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk and consequently, changes in the market's perception of our non-performance risk also result in gains and losses on our derivative instruments. Any incurred gains or losses (which include any claim payments) on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments in our mortgage insurance and financial guaranty businesses are based on assumptions and estimates that are inherently subject to risk and uncertainty, our fair value amounts could vary significantly from period to period. See Note 4 for information on our fair value of financial instruments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table shows selected information about our derivative contracts:

($ in millions)	September 30, 2011
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	—	$—	$5.2
Corporate collateralized debt obligations ("CDOs")	76	30,554.3	(9.1)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities ("TruPs")	19	1,932.0	(32.4)
CDOs of commercial mortgage-backed securities ("CMBS")	4	1,831.0	(50.9)
Other:
Structured finance	9	777.3	(32.3)
Public finance	27	1,695.5	(13.2)
Total Non-Corporate CDOs and other derivative transactions	59	6,235.8	(128.8)
Assumed financial guaranty credit derivatives:
Structured finance	245	988.5	(13.5)
Public finance	10	168.1	(1.6)
Total Assumed	255	1,156.6	(15.1)
Financial Guaranty VIE derivative liabilities (2)	—	—	(20.8)
Grand Total	390	$37,946.7	$(168.6)
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

4. Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be exchanged to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty, or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may arise between the Company's recorded fair value and the settlement or termination value with a counterparty. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our consolidated statements of operations in the period in which the transaction occurs. There have been no significant changes to our fair value methodologies during the nine months ended September 30, 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

When determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk. Radian Group's credit default swap ("CDS") spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default. As Radian Group's CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities.
The following table quantifies the impact of our non-performance risk on our derivative assets and liabilities (in aggregate by type, excluding assumed financial guaranty derivatives) and VIE liabilities presented in our condensed consolidated balance sheets. Radian Group's five-year CDS spread is presented as an illustration of the market's view of our non-performance risk; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the instrument.

(In basis points)	September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
Radian Group's five-year CDS spread	2,238	465	625	1,530

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk September 30, 2011	Impact of Radian Non-Performance Risk September 30, 2011	Fair Value Liability Recorded September 30, 2011
Product
Corporate CDOs	$678.8	$669.7	$9.1
Non-Corporate CDO-related (1)	1,632.6	1,437.9	194.7
NIMS-related (2)	37.0	10.7	26.3
Total	$2,348.4	$2,118.3	$230.1

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Product
Corporate CDOs	$387.1	$281.5	$105.6
Non-Corporate CDO-related (1)	1,696.2	934.1	762.1
NIMS-related (2)	134.1	4.8	129.3
Total	$2,217.4	$1,220.4	$997.0
 ________________

(1)	Includes the net liability recorded within derivative assets and derivative liabilities, and the net liability recorded within VIE debt and other financial statement line items for consolidated VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.

Radian Group's five-year CDS spread at September 30, 2011, implies a market view that there is a 79% probability that Radian Group will default in the next five years as compared to a 32% implied probability of default at December 31, 2010. The cumulative impact attributable to the market's perception of our non-performance risk increased by $897.9 million during the first nine months of 2011, as presented in the table above. This increase was primarily the result of the widening of Radian Group's CDS spreads during this period.
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
Level I—Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level II—Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities; and
Level III—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The level of market activity used in determining the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy.
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2011, our total Level III assets were approximately 4.8% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
Available for sale securities, trading securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value. All derivative instruments and contracts are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities. All changes in the fair value of trading securities, VIE debt, derivative instruments and certain other assets are included in our consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income (loss).
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of September 30, 2011:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$405.1	$737.2	$—	$1,142.3
State and municipal obligations	—	1,066.7	62.6	1,129.3
Money market instruments	499.0	—	—	499.0
Corporate bonds and notes	—	766.7	—	766.7
Residential mortgage-backed securities ("RMBS")	—	983.0	48.8	1,031.8
CMBS	—	189.0	38.0	227.0
CDO	—	—	5.4	5.4
Other ABS	—	112.4	2.7	115.1
Foreign government securities	—	100.4	—	100.4
Hybrid securities	—	324.6	—	324.6
Equity securities (1)	149.1	169.2	2.8	321.1
Other investments (2)	—	151.6	6.2	157.8
Total Investments at Fair Value (3)	1,053.2	4,600.8	166.5	5,820.5
Derivative Assets	—	0.3	20.0	20.3
Other Assets (4)	—	—	96.8	96.8
Total Assets at Fair Value	$1,053.2	$4,601.1	$283.3	$5,937.6
Derivative Liabilities	$—	$—	$188.9	$188.9
VIE debt (5)	—	—	273.4	273.4
Total Liabilities at Fair Value	$—	$—	$462.3	$462.3
 ______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising short-term commercial paper within CPS trusts ($150.0 million) and short-term CDs ($1.6 million) included within Level II, and lottery annuities ($1.7 million) and TruPs held by consolidated VIEs ($4.5 million) included within Level III.

(3)
Does not include fixed-maturities held to maturity ($4.1 million) and other invested assets ($62.4 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($31.2 million) and amounts related to financial guaranty VIEs ($242.2 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2010:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$1,075.0	$731.4	$—	$1,806.4
State and municipal obligations	—	1,159.7	23.2	1,182.9
Money market instruments	310.9	—	—	310.9
Corporate bonds and notes	—	1,060.4	—	1,060.4
RMBS	—	913.5	52.5	966.0
CMBS	—	173.6	23.0	196.6
CDO	—	—	2.4	2.4
Other ABS	—	131.1	3.3	134.4
Foreign government securities	—	83.5	—	83.5
Hybrid securities	—	318.9	—	318.9
Equity securities (1)	168.4	168.6	2.9	339.9
Other investments (2)	—	150.0	4.6	154.6
Total Investments at Fair Value (3)	1,554.3	4,890.7	111.9	6,556.9
Derivative Assets	—	—	26.2	26.2
Other Assets (4)	—	—	109.7	109.7
Total Assets at Fair Value	$1,554.3	$4,890.7	$247.8	$6,692.8
Derivative Liabilities	$—	$—	$723.6	$723.6
VIE debt (5)	—	—	520.1	520.1
Total Liabilities at Fair Value	$—	$—	$1,243.7	$1,243.7
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)	Comprising short-term commercial paper within CPS trusts included within Level II, and lottery annuities ($2.6 million) and TruPs held by consolidated VIEs ($2.0 million) included within Level III.

(3)
Does not include fixed-maturities held to maturity ($10.8 million), certain short-term investments ($1.6 million), primarily invested in CDs and time deposits, and other invested assets ($59.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)
Comprising consolidated debt related to NIMS VIEs ($141.0 million) and amounts related to financial guaranty VIEs ($379.1 million) that required consolidation as of January 1, 2010, under the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2011:

(In millions)	Beginning Balance at July 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30, 2011
Investments:
State and municipal obligations	$23.6	$0.2	$39.1	$—	$—	$0.3	$—	$62.6
RMBS	61.4	(12.0)	—	(1.6)	—	2.2	—	48.8
CMBS	29.4	8.6	—	—	—	—	—	38.0
CDO	3.9	1.4	—	0.1	—	(0.2)	—	5.4
Other ABS	2.0	0.7	—	—	—	—	—	2.7
Equity securities	5.6	(0.9)	0.5	0.4	—	—	(2.0)	2.8
Other investments	5.8	0.6	—	0.1	—	0.1	—	6.2
Total Level III Investments	131.7	(1.4)	39.6	(1.0)	—	2.4	(2.0)	166.5
NIMS derivative assets	4.7	0.1	0.1	—	—	—	—	4.9
Other assets	113.7	(10.3)	—	—	—	6.6	—	96.8
Total Level III Assets	$250.1	$(11.6)	$39.7	$(1.0)	$—	$9.0	$(2.0)	$268.2
Derivative liabilities, net	$291.5	$125.8	$—	$—	$—	$(8.1)	$—	$173.8
VIE debt	393.7	92.2	—	—	—	28.1	—	273.4
Total Level III Liabilities, net	$685.2	$218.0	$—	$—	$—	$20.0	$—	$447.2
_______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2011, as follows: $(1.5) million for investments, $0.2 million for NIMS derivative assets, $(13.3) million for other assets, $117.1 million for derivative liabilities, and $92.3 million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2011:

(In millions)	Beginning Balance at January 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30, 2011
Investments:
State and municipal obligations	$23.2	$0.6	$39.1	$—	$—	$0.3	$—	$62.6
RMBS	52.5	(0.4)	—	—	—	3.3	—	48.8
CMBS	23.0	15.0	—	—	—	—	—	38.0
CDO	2.4	2.7	—	—	—	(0.3)	—	5.4
Other ABS	3.3	(0.6)	—	—	—	—	—	2.7
Hybrid securities	—	(0.1)	0.7	—	—	—	(0.6)	—
Equity securities	2.9	(1.2)	3.7	0.6	—	—	(2.0)	2.8
Other investments	4.6	2.6	—	0.6	—	0.4	—	6.2
Total Level III Investments	111.9	18.6	43.5	1.2	—	3.7	(2.6)	166.5
NIMS derivative assets	11.7	(1.9)	0.2	—	—	4.7	(0.4)	4.9
Other assets	109.7	8.0	—	—	—	20.9	—	96.8
Total Level III Assets	$233.3	$24.7	$43.7	$1.2	$—	$29.3	$(3.0)	$268.2
Derivative liabilities, net	$709.1	$558.8	$—	$—	$—	$(23.5)	$—	$173.8
VIE debt	520.1	121.1	—	—	—	125.6	—	273.4
Total Level III Liabilities, net	$1,229.2	$679.9	$—	$—	$—	$102.1	$—	$447.2
_______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2011, as follows: $17.1 million for investments, $(1.8) million for NIMS derivative assets, $(1.3) million for other assets, $515.9 million for derivative liabilities, and $144.6 million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

There were no investment transfers between Level I and Level II during the first nine months of 2011 or 2010.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2010:

(In millions)	Beginning Balance at July 1, 2010	Realized and Unrealized Gains(Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30, 2010
Investments:
State and municipal obligations	$24.4	$—	$—	$—	$—	$—	$—	$24.4
RMBS	57.3	2.3	—	3.7	—	—	—	55.9
CMBS	23.2	(0.2)	—	—	—	—	—	23.0
CDO	2.4	(0.1)	—	(0.1)	—	—	—	2.4
Other ABS	3.3	—	—	—	—	—	—	3.3
Hybrid securities	—	—	—	—	—	—	—	—
Equity securities	1.7	0.4	—	—	—	—	0.1	2.2
Other investments	4.8	—	—	0.1	—	—	—	4.7
Total Level III Investments	117.1	2.4	—	3.7	—	—	0.1	115.9
NIMS and CPS derivative assets	11.3	(0.5)	0.7	—	—	—	—	11.5
Other assets	116.1	3.7	—	—	—	7.2	—	112.6
Total Level III Assets	$244.5	$5.6	$0.7	$3.7	$—	$7.2	$0.1	$240.0
Derivative liabilities, net	$737.4	$230.0	$—	$—	$—	$(7.8)	$—	$515.2
VIE debt	627.6	11.1	—	—	—	120.2	—	496.3
Total Level III Liabilities, net	$1,365.0	$241.1	$—	$—	$—	$112.4	$—	$1,011.5
______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2010, as follows: $1.5 million for investments, $(0.3) million for NIMS and CPS derivative assets, $0.3 million for other assets, $221.3 million for derivative liabilities, and $(4.1) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2010:

(In millions)	Beginning Balance at January 1, 2010	VIE Consolidation at January 1, 2010 (1)	Realized and Unrealized Gains(Losses) Recorded in Earnings (2)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (3)	Ending Balance at September 30, 2010
Investments:
State and municipal obligations	$24.4	$—	$—	$—	$—	$—	$—	$—	$24.4
RMBS	—	44.3	21.0	—	9.4	—	—	—	55.9
CMBS	—	23.8	(0.8)	—	—	—	—	—	23.0
CDO	—	3.8	(1.6)	—	(0.2)	—	—	—	2.4
Other ABS	—	3.5	(0.2)	—	—	—	—	—	3.3
Hybrid securities	0.6	—	—	—	—	—	—	(0.6)	—
Equity securities	1.7	—	(0.1)	0.2	—	—	—	0.4	2.2
Other investments	3.8	3.7	(1.7)	—	0.9	—	0.2	—	4.7
Total Level III Investments	30.5	79.1	16.6	0.2	10.1	—	0.2	(0.2)	115.9
NIMS and CPS derivative assets	44.7	—	(7.8)	0.9	0.1	—	26.2	—	11.5
Other assets	—	119.7	14.6	—	—	—	21.7	—	112.6
Total Level III Assets	$75.2	$198.8	$23.4	$1.1	$10.2	$—	$48.1	$(0.2)	$240.0
Derivative liabilities, net	$214.9	$(51.8)	$(365.2)	$—	$—	$—	$13.1	$—	$515.2
VIE debt	296.1	253.5	(159.3)	—	—	—	212.6	—	496.3
Total Level III Liabilities, net	$511.0	$201.7	$(524.5)	$—	$—	$—	$225.7	$—	$1,011.5
______________________

(1)	Represents the impact of our adoption of the accounting standard update regarding improvements to financial reporting by enterprises involving VIEs.

(2)
Includes unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2010, as follows: $13.1 million for investments, $(0.7) million for NIMS and CPS derivative assets, $3.6 million for other assets, $(414.2) million for derivative liabilities, and $(28.6) million for VIE debt.

(3)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

 Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	September 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$4.1	$4.2	$10.8	$11.4
Short-term investments (carried at cost)	—	—	1.6	1.6
Other invested assets	62.4	66.2	59.6	58.4
Liabilities:
Long-term debt	814.9	560.4	964.8	1,082.5
Non-derivative financial guaranty liabilities	336.6	415.8	406.1	531.1

5. VIEs
The following information provides additional information related to our consolidated and unconsolidated VIEs.
Financial Guaranty Insurance Contracts
Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivatives. For insurance contracts, we record reserves for losses and LAE, and for derivative interests, we record cumulative changes in fair value as a corresponding derivative asset or liability. Our primary involvement with these VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. The underlying collateral in the VIEs includes residential and commercial mortgages, manufactured housing loans, consumer receivables and other financial assets sold to a VIE and repackaged into securities or similar beneficial interests.
In continually assessing our involvement with VIEs, we consider certain events such as the VIE's failure to meet certain contractual conditions, such as performance tests and triggers, servicer termination events and events of default, that should they occur, may provide us with additional control rights over the VIE. The occurrence of these events would cause us to reassess our initial determination of whether we are the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE would also cause us to reassess our determination of whether we are the primary beneficiary of a VIE. Since many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above, additional VIEs may be consolidated by us if these events occur.
We consolidate the assets and liabilities associated with one CDO of ABS transaction. Due to provisions in our financial guaranty contracts that allow us to direct the collateral manager to sell the underlying assets of this transaction, we concluded that we have the power to direct the activities that most significantly impact the economic performance of this VIE. In addition, as the guarantor of certain classes of debt issued by this VIE, we have the obligation to absorb losses that are significant to this VIE. The consolidated assets of this CDO of ABS VIE are accounted for as trading securities and represent assets to be used to settle the obligation of this VIE. While the assets of this VIE may only be used to settle the obligations of the VIE, due to our guarantee, the creditors have recourse to our general credit for this consolidated VIE debt. See Note 17 regarding a subsequent event related to this transaction.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

We also consolidate the assets and liabilities associated with two other financial guaranty transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Prior to their consolidation, these transactions had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of September 30, 2011.
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

	Consolidated		Unconsolidated
(In millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Balance Sheet:
Trading securities	$99.4	$83.2	$—	$—
Derivative assets	—	—	5.5	6.0
Premiums receivable	—	—	4.0	5.2
Other assets	98.3	112.4	—	—
Unearned premiums	—	—	4.2	6.0
Reserve for losses and LAE	—	—	11.4	15.0
Derivative liabilities	20.8	19.2	133.3	585.9
VIE debt—at fair value	242.2	379.1	—	—
Accounts payable and accrued expenses	0.6	0.8	—	—

Maximum exposure (1)	580.9	584.6	6,404.7	6,874.2
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Consolidated		Unconsolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Statement of Operations:
Premiums earned	$—	$—	$2.2	$2.3
Net investment income	6.2	8.1	—	—
Net gains on investments	19.3	16.5	—	—
Change in fair value of derivative instruments—(loss) gain	(9.4)	(15.9)	457.3	(283.1)
Net gain (loss) on other financial instruments	124.0	(97.9)	—	—
Provision for losses—(decrease) increase	—	—	(3.1)	5.7
Other operating expenses	2.3	2.6	—	—

Net Cash Inflow (Outflow)	0.6	0.7	6.3	(33.7)

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
Our continued involvement with the NIMS VIEs also includes a risk mitigation initiative, under which we purchased one NIMS bond during the first nine months of 2011, with $0.9 million face value and a purchase price approximately equal to our fair value liability at the time of purchase. This purchase effectively eliminates the guarantee that we had issued to the VIE with respect to such bond and limits our liability to the discounted purchase price. In total, our net cash outflow related to NIMS during 2011 has been primarily as a result of claim payments. The average remaining maturity of our existing NIMS transactions is approximately one year. The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated NIMS VIEs:

(In millions)	September 30, 2011	December 31, 2010
Balance Sheet:
Derivative assets	$4.9	$10.9
VIE debt—at fair value	31.2	141.0

Maximum exposure (1)	37.9	135.8
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Nine Months Ended September 30,
(In millions)	2011	2010
Statement of Operations:
Net investment income	$0.4	$—
Change in fair value of derivative instruments—loss	(1.3)	(1.4)
Net gain (loss) on other financial instruments	3.1	(37.1)

Net Cash Outflow	(99.9)	(169.7)

Put Options on CPS
In September 2003, Radian Asset Assurance Inc. ("Radian Asset Assurance") entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions substantially all of the face amount of the CPS issued by the custodial trusts. Our continued involvement with these VIEs has included the payment of a put premium representing the spread between the investment income of the custodial trusts and amounts payable to CPS holders and other fees and expenses payable by the custodial trusts, which has typically not been material. We eliminate the premium associated with the purchased CPS.
Based on our involvement in these trusts, combined with the put options Radian Asset Assurance holds on these trusts (which together are considered in the determination of the primary beneficiary), we concluded that we are the party that directs the activities that most significantly influences the economic performance of these VIEs and has the right to receive benefits that would be significant to these VIEs. Therefore, given that we have a variable interest in each of these VIEs, we concluded that we are the primary beneficiary. As such, the assets and liabilities of these trusts were consolidated at their respective fair values, net of liabilities to us. The assets of the consolidated trusts are reported in short-term investments. During 2011, our net cash outflow related to our involvement with these VIEs was de minimis.
The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated and unconsolidated CPS VIEs:

	Consolidated
(In millions)	September 30, 2011	December 31, 2010
Balance Sheet:
Short-term investments	$150.0	$150.0

Maximum exposure (1)	150.0	150.0
_____________

(1)	The maximum exposure is based on our carrying amounts of the investments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

	Consolidated		Unconsolidated (1)
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Statement of Operations:
Net investment income	$0.1	$—	$—	$—
Change in fair value of derivative instruments—loss	—	—	—	(6.3)
Net loss on other financial instruments	—	(23.5)	—	—
Other operating expenses	0.3	0.3	—	—

Net Cash Outflow	(0.1)	(78.4)	—	(0.9)
_________________________

(1)	Activity displayed reflects the impact, for the periods prior to June 30, 2010, for one CPS custodial trust that was not consolidated prior to that date.

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	September 30, 2011
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$4,083	$4,248	$174	$9
	$4,083	$4,248	$174	$9
Fixed-maturities available for sale:
U.S. government and agency securities	$10,919	$13,592	$2,673	$—
State and municipal obligations	88,093	81,435	493	7,151
Corporate bonds and notes	17,681	16,952	340	1,069
RMBS	1,994	2,049	61	6
CMBS	1,989	2,000	34	23
Other ABS	1,019	1,184	165	—
Other investments	1,554	1,683	129	—
	$123,249	$118,895	$3,895	$8,249
Equity securities available for sale (1)	$159,959	$163,673	$4,621	$907
Total debt and equity securities	$287,291	$286,816	$8,690	$9,165
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($149.1 million fair value at September 30, 2011) and various preferred and common stocks invested across numerous companies and industries ($14.6 million fair value at September 30, 2011).

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
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($168.4 million fair value at December 31, 2010) and various preferred and common stocks invested across numerous companies and industries ($16.0 million fair value at December 31, 2010).

At December 31, 2010, our gross unrealized losses related to state and municipal obligations primarily represented our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement ("MSA") among certain domestic tobacco manufacturers and 46 states and certain territories. During the second quarter of 2011, we sold all of our interests in these bonds realizing a loss on the sale of $53.7 million on proceeds received of $94.3 million. In December 2010, Moody's Investor Service ("Moody's") took certain ratings actions on a category of tobacco settlement bonds, including placing 67 classes in 19 transactions under review for possible downgrade due primarily to a decline in the most recent annual MSA payment to the trusts. Our decision to sell these bonds was in response to additional negative developments during the second quarter of 2011. Specifically, the MSA payments in April 2011 were the lowest in five years, primarily due to a decline in cigarette consumption that exceeded historical and expected levels, which caused several states to announce, in May 2011, that they expected to draw on liquidity reserves later this year to cover shortfalls in cash flows on these bonds. Although we expected the present value of cash flows ultimately to be collected from each security to be sufficient to recover our amortized cost basis, we concluded that the risk profile of these bonds no longer suited our current portfolio objectives, and as a result, changed our prior intent to hold these bonds and instead disposed of these securities during the second quarter of 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	September 30, 2011	December 31, 2010
Trading securities:
U.S. government and agency securities	$723,647	$703,636
State and municipal obligations	1,047,819	983,680
Corporate bonds and notes	749,801	1,034,206
RMBS	1,029,664	953,416
CMBS	225,089	193,244
CDO	5,350	2,406
Other ABS	113,915	132,149
Foreign government securities (1)	100,370	83,508
Hybrid securities	324,577	318,940
Equity securities	157,385	155,636
Other investments	4,544	2,000
Total	$4,482,161	$4,562,821
 ______________________
(1)    As of September 30, 2011, our trading portfolio included no securities of five Eurozone countries (Portugal, Ireland, Italy, Greece and Spain), whose sovereign obligations have been under stress due to economic uncertainty, potential restructuring and ratings downgrades. As of December 31, 2010, our trading portfolio exposure to these nations consisted of $15.5 million of Italian securities.
The following tables show the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

September 30, 2011: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	10	$71,347	$7,160	10	$71,347	$7,160
Corporate bonds and notes	7	2,505	124	19	10,042	945	26	12,547	1,069
RMBS	3	651	6	—	—	—	3	651	6
CMBS	1	598	17	1	105	6	2	703	23
Equity securities	2	9,315	907	—	—	—	2	9,315	907
Total	13	$13,069	$1,054	30	$81,494	$8,111	43	$94,563	$9,165

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

December 31, 2010: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	6	$3,507	$110	26	$189,194	$70,179	32	$192,701	$70,289
Corporate bonds and notes	31	16,364	852	2	604	24	33	16,968	876
RMBS	1	1,436	14	—	—	—	1	1,436	14
CMBS	3	1,885	39	—	—	—	3	1,885	39
Other ABS	2	802	5	—	—	—	2	802	5
Equity securities	2	205	65	—	—	—	2	205	65
Total	45	$24,199	$1,085	28	$189,798	$70,203	73	$213,997	$71,288
During the first nine months of 2011 and 2010, there were no credit losses recognized in earnings.
At September 30, 2011, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.
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
We have securities that have been in an unrealized loss position for 12 months or more that we did not consider to be other-than-temporarily impaired as of September 30, 2011, due to the qualitative factors explained below.

State and Municipal Obligations

The majority of the unrealized losses of 12 months or greater duration as of September 30, 2011, were caused by interest rate or credit spread movement and relate to our investments in tax advantaged municipal bonds, most of which also carry bond insurance. As of September 30, 2011, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of September 30, 2011, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2011.
Corporate Bonds and Notes

The unrealized losses of 12 months or greater duration as of September 30, 2011, on the securities in this category, were caused by credit spread widening in the sector. While corporate spreads have tightened significantly over the past 12 months, they remain wide relative to pre-2008 levels. As of September 30, 2011, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of September 30, 2011, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2011.
CMBS

The unrealized losses of 12 months or greater duration as of September 30, 2011, on the one security in this category, was caused by credit spread widening in the sector. As of September 30, 2011, we expected the present value of cash flows to be collected from this security to be sufficient to recover the amortized cost basis of this security. As of September 30, 2011, we did not intend to sell this investment, nor did we believe that it was more likely than not that we will be required to sell this investment before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider this investment to be other-than-temporarily impaired at September 30, 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate or credit spread movements. All securities in an unrealized loss position were reviewed in accordance with our impairment evaluation and recognition policy covering various time and price decline scenarios.
The contractual maturities of fixed-maturity investments are as follows:

	September 30, 2011
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$2,413	$2,504	$2,095	$2,011
Due after one year through five years (1)	1,366	1,449	16,746	17,356
Due after five years through ten years (1)	—	—	5,842	5,464
Due after ten years (1)	304	295	93,564	88,831
RMBS (2)	—	—	1,994	2,049
CMBS (2)	—	—	1,989	2,000
Other ABS (2)	—	—	1,019	1,184
Total	$4,083	$4,248	$123,249	$118,895
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

7. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	September 30, 2011	December 31, 2010
Mortgage insurance reserves	$3,214,854	$3,524,971
Financial guaranty reserves	45,702	71,764
Total reserve for losses and LAE	$3,260,556	$3,596,735

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table presents information relating to our mortgage insurance reserves for losses and LAE as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$3,268,582	$3,656,746	$3,524,971	$3,450,538
Less reinsurance recoverables (1)	160,664	565,737	223,254	621,644
Balance at beginning of period, net of reinsurance recoverables	3,107,918	3,091,009	3,301,717	2,828,894
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	338,360	260,755	775,479	751,313
Prior years	(61,761)	87,045	185,085	553,200
Total incurred	276,599	347,800	960,564	1,304,513
Deduct paid claims and LAE related to:
Current year (2)	59,693	15,811	61,894	20,326
Prior years	270,203	478,379	1,145,766	1,168,462
Total paid	329,896	494,190	1,207,660	1,188,788
Balance at end of period, net of reinsurance recoverables	3,054,621	2,944,619	3,054,621	2,944,619
Add reinsurance recoverables (1)	160,233	559,562	160,233	559,562
Balance at end of period	$3,214,854	$3,504,181	$3,214,854	$3,504,181
_________________________

(1)
Related to ceded losses on captive reinsurance transactions and Smart Home. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements" for additional information regarding our Smart Home transactions.

(2)
Related to underlying defaulted loans with a most recent date of default notice in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Our loss reserves were reduced in 2011, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures, and insurance rescissions and claim denials outpaced new default notices received during the year, as described below. Total paid claims declined for the three months ended September 30, 2011, from the comparable period in 2010, as foreclosure moratoriums, servicer delays and loan modification programs have reduced the number of defaults going to claim. In the third quarter of 2011, claims paid were further reduced by an increase in the number of claims received that we are reviewing for potential violations of our insurance policies, which has slowed our internal claims payment process. We cannot be certain of the ultimate impact of these programs on our business or results of operations, or the timing of this impact. Some of the most recent foreclosure backlogs, related to borrower challenges to allegations of improper foreclosure documentation, have further delayed our receipt of claims. Reserves established for new default notices received in the current year were the primary driver of our total incurred loss for both the three and nine months ended September 30, 2011. In addition, our results for the nine months ended September 30, 2011, were negatively affected by an increase in our incurred but not recorded ("IBNR") reserve estimate in the first quarter of 2011 of $77.8 million, related to an increase in our estimate of future reinstatements of previously rescinded policies and denied claims.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Of the $185.1 million adverse development experienced in 2011 associated with default notices reported in prior years, $95.0 million related to an increase in both our actual and estimated reinstatements of policies and claims previously rescinded or denied in prior years, while the balance related primarily to the greater than anticipated impact from the aging of underlying defaulted loans on our default to claim rate. With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has exceeded our expected timeframe. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates on our more aged delinquent loans, this has resulted in higher reserves. The protracted amount of time it has taken for servicers to resolve certain aged loans has extended the period of uncertainty with regard to our ultimate claim liability beyond what we predicted as of the prior year end. As a consequence, our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 42% at September 30, 2011, compared to 40% at December 31, 2010. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of September 30, 2011, our default to claim rate estimate, net of our estimate for insurance rescissions and claims denials, ranged from 19% for insured loans that had missed two to three monthly payments, to 51% for such loans that had missed 12 or more monthly payments.
During the three months ended September 30, 2011, changes in the composition of our delinquent loan inventory continued to impact our reserves and incurred losses; in addition, an increase in our actual and estimated amount of future insurance rescissions and claim denials for certain aged defaults positively impacted our losses incurred on prior year defaults during the quarter, primarily driven by the increase in the number of claims received that we are reviewing for violations of our insurance policies. With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments are made to loss reserves as defaulted loans age, and therefore, are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates as a result of the aged status of the defaulted loan. However, in light of existing foreclosure moratoriums and efforts to increase loan modifications among defaulted borrowers, significant uncertainty remains with respect to the ultimate resolution of later stage defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims.
Our reserve for losses includes the impact of our estimate of future rescissions and denials, which remain elevated compared to levels experienced prior to 2009. The current elevated levels of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. The impact of our estimate of future rescissions and denials reduced our loss reserves as of September 30, 2011, and December 31, 2010, by approximately $646 million and $922 million, respectively. In addition, the impact of our estimate of future reinstatements of previously rescinded policies and denied claims increased our loss reserves as of September 30, 2011, and December 31, 2010, by approximately $103 million and $25 million, respectively, as further described below. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels it could have a materially adverse effect on our paid losses and loss reserves.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Our IBNR reserve estimate, which includes an estimate of the future reinstatements of previously rescinded policies and denied claims, was $115.1 million and $39.5 million at September 30, 2011, and December 31, 2010, respectively. The change in this estimate, which resulted in a significant increase in IBNR in the first quarter of 2011, primarily reflects recent trends in insurance rescissions and claim denial activity as a result of lenders challenging a greater number of rescissions and denials and the overall challenges being more substantive in nature (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment). As a result, we expect that an increasingly larger portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table illustrates the amount of first-lien mortgage ("first-lien") claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of reinstatements within each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Rescissions—first loss position	$93.2	$62.2	$313.6	$266.8
Denials—first loss position	35.4	91.7	74.2	123.8
Total first loss position (1)	128.6	153.9	387.8	390.6
Rescissions—second loss position	28.5	18.6	100.7	176.6
Denials—second loss position	8.4	28.4	22.1	52.2
Total second loss position (2)	36.9	47.0	122.8	228.8
Total first-lien claims submitted for payment that were rescinded or denied (3)	$165.5	$200.9	$510.6	$619.4
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

(3)	Includes a small number of submitted claims that were subsequently withdrawn by the insured.

The following table illustrates the total amount of first-lien claims submitted to us for payment that have been rescinded since January 1, 2009, and then subsequently were challenged ("rebutted") by the lenders and policyholders, but not reinstated, for the period from January 1, 2009, through September 30, 2011.

(In millions)	As of September 30, 2011
First loss position	$448.2
Second loss position	189.4
Total non-overturned rebuttals on rescinded first-lien claims	$637.6
While the total potential claim amount of non-overturned rebuttals outstanding represents all challenged rescissions for which coverage has not been reinstated, our ongoing, active discussions with our lender customers typically involve only a small number of these non-overturned rebuttals. Accordingly, we expect that some portion of these rescinded claims may be reinstated in future periods. Absent litigation or other legal proceedings in which we are not successful, we do not expect that these discussions are likely to result in settlements that would materially impact our liquidity or results of operations.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our condensed consolidated balance sheets, was $52.1 million and $43.5 million as of September 30, 2011, and December 31, 2010, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table shows the cumulative denial and rescission rates, net of reinstatements, as of September 30, 2011, on our total first-lien portfolio for each quarter in which the claims were received for the periods indicated:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2009	24.2%	100%
Q2 2009	25.9%	100%
Q3 2009	23.1%	99%
Q4 2009	21.2%	99%
Q1 2010	19.3%	99%
Q2 2010	18.8%	98%
Q3 2010	17.0%	97%
Q4 2010	18.0%	92%
Q1 2011	19.8%	84%
 ______________________

(1)
Rescission/Denial rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of September 30, 2011) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been internally resolved, the rescission rates for each quarter will be subject to change. These rates also will remain subject to change based on reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated. For the second and third quarters of 2011, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

We considered the sensitivity of first-lien loss reserve estimates at September 30, 2011, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at September 30, 2011), we estimated that our loss reserves would change by approximately $94 million at September 30, 2011. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at September 30, 2011), we estimated that our loss reserves would change by approximately $7 million at September 30, 2011. For every one percentage point change in our overall default to claim rate (which we estimate to be 42% at September 30, 2011, including our assumptions related to rescissions and denials), we estimated a $69 million change in our loss reserves at September 30, 2011.

Estimating our loss reserves involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.

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
Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current risk in force. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of September 30, 2011, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent with those rates observed during the fourth quarter of 2010, for the next twelve months, and then gradually return to more normal historical levels over the subsequent three years.
Because we increased our estimated losses on current loans, our net projected premium excess decreased during the quarter ended September 30, 2011. If actual losses are higher than our loss projections, we could be required to establish a premium deficiency, which could have a material negative impact on our financial results in future periods.
The following table illustrates our net projected premium excess on our first-lien portfolio, and the discount rate used in estimating the net present value of expected premiums and losses, as of the dates indicated:

(In millions):	September 30, 2011	December 31, 2010
First-lien portfolio
Net present value of expected premiums	$2,627	$2,806
Net present value of expected losses and expenses	(4,629)	(4,537)
Reserve for premiums and losses established, net of reinsurance recoverables	3,045	3,276
Net projected premium excess	$1,043	$1,545

Discount rate	2.6%	2.4%
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of September 30, 2011. Expected losses are based on an assumed paid claim rate of approximately 12.3% on our total first-lien insurance portfolio (6.8% on performing loans and 42.4% on defaulted loans). Assuming all other factors remained constant, a 10% change in our overall default to claim rate as applied at the loan level on defaulted loans (with a maximum claim rate of 100% on pending claims) would result in an increase in our default to claim rate from 42.4% at September 30, 2011, to 45.7%. This increase in our default to claim rate would increase our expected losses by approximately $189 million, and have a negative effect on our projected premium excess. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
In the third quarter of 2007, we established a reserve for premium deficiency on our second-lien business. We were required to establish a PDR because the net present value of the expected future losses and expenses exceeded our expected future premiums and existing reserves. Since that time, our PDR has been reduced as the risk has been reduced (through either attrition or terminations of transactions), claims have been paid, or changes have occurred to our initial assumptions.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Evaluating the expected profitability of our existing mortgage insurance business and the need for a premium deficiency reserve for our first-lien business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a premium deficiency reserve may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. We cannot be certain that we have correctly estimated the expected profitability of our existing first-lien mortgage portfolio or that the second-lien PDR established will be adequate to cover the ultimate losses on our second-lien business.

9. Financial Guaranty Insurance Contracts
The following table includes information as of September 30, 2011, regarding our financial guaranty claim liabilities, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	15	133	60	101	309
Remaining weighted-average contract period (in years)	23	18	22	27	21
Insured contractual payments outstanding:
Principal	$60.5	$995.6	$383.3	$364.8	$1,804.2
Interest	13.2	521.9	212.4	180.8	928.3
Total	$73.7	$1,517.5	$595.7	$545.6	$2,732.5
Gross claim liability	$0.4	$15.3	$122.9	$91.5	$230.1
Less:
Gross potential recoveries	—	0.5	69.2	83.5	153.2
Discount, net	0.1	3.7	15.6	2.1	21.5
Net claim liability	$0.3	$11.1	$38.1	$5.9	$55.4
Unearned premium revenue	$0.2	$24.9	$7.9	$—	$33.0
Claim liability reported in the balance sheet	$0.2	$3.3	$32.1	$5.9	$41.5
Reinsurance recoverables	$—	$—	$—	$—	$—
A claim liability is established for a performing credit if the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis are $35.7 million and $41.2 million, respectively, as of September 30, 2011, and $44.0 million and $60.5 million, respectively, as of December 31, 2010.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The accretion of these balances is included either in premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. The accretion included in premiums earned for the three and nine months ended September 30, 2011, was $0.3 million and $0.9 million, respectively, compared to $0.4 million and $1.2 million, respectively, for the comparable periods of 2010. There was an immaterial amount of accretion recorded in policy acquisition costs for the three and nine months ended September 30, 2011 and 2010.
The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of September 30, 2011, was $45.1 million and is expected to be collected on a declining basis due to no new business being written. The activity related to the net present value of premiums receivable during the three and nine months ended September 30, 2011 and 2010, was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at September 30, 2011.

Premiums earned have been accelerated as a result of refundings, which were $4.6 million and $18.7 million, respectively, for the three and nine month periods ending September 30, 2011, compared to $8.6 million and $28.3 million, respectively, for the corresponding periods of 2010. The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refundings of any financial guaranty obligations, as of September 30, 2011:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Fourth Quarter 2011	$411.5	$10.4	$0.3	$10.7
2011	411.5	10.4	0.3	10.7
2012	375.9	35.6	1.1	36.7
2013	341.1	34.8	1.0	35.8
2014	307.9	33.2	0.9	34.1
2015	278.2	29.7	0.8	30.5
2011 – 2015	278.2	143.7	4.1	147.8
2016 – 2020	159.7	118.5	3.3	121.8
2021 – 2025	79.3	80.4	2.1	82.5
2026 – 2030	33.1	46.2	1.3	47.5
After 2030	—	33.1	1.6	34.7
Total	$—	$421.9	$12.4	$434.3

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table shows the significant components of the change in our financial guaranty claim liability for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Claim liability at beginning of period	$70.8	$119.3	$67.4	$121.8
Incurred losses and LAE:
Increase in gross claim liability	15.0	1.7	56.7	75.6
Increase in gross potential recoveries	(50.7)	(7.3)	(83.9)	(53.2)
Decrease/(increase) in discount	8.4	4.8	2.6	(2.3)
Decrease/(increase) in unearned premiums	0.3	(2.7)	4.3	(0.7)
Incurred losses and LAE	(27.0)	(3.5)	(20.3)	19.4
Paid losses and LAE	(2.3)	(31.5)	(5.6)	(56.9)
Claim liability at end of period	$41.5	$84.3	$41.5	$84.3
Components of incurred losses and LAE:
Claim liability established in current period	$1.0	$1.1	$1.0	$2.3
Changes in existing claim liabilities	(28.0)	(4.6)	(21.3)	17.1
Total incurred losses and LAE	$(27.0)	$(3.5)	$(20.3)	$19.4
Components of decrease/(increase) in discount:
Decrease/(increase) in discount related to claim liabilities established in current period	$1.2	$(2.1)	$1.1	$(4.4)
Decrease in discount related to existing claim liabilities	7.2	6.9	1.5	2.1
Total decrease/(increase) in discount	$8.4	$4.8	$2.6	$(2.3)
Our financial guaranty loss reserve estimate involves significant judgment surrounding the estimated probability of the likelihood, magnitude and timing of each potential loss based upon different loss scenarios. The probabilities, assumptions and estimates we use to establish our financial guaranty loss reserves are subject to uncertainties, particularly given the current economic and credit environments, including uncertainties regarding our public finance municipal exposures and international sovereign risk exposures. We continue to monitor the uncertainties surrounding our portfolio, and it is possible that the actual losses paid could differ materially from our present estimates.
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows as of the dates indicated:

December 31, 2009	4.34%
June 30, 2010	3.88%
September 30, 2010	3.16%
December 31, 2010	3.69%
June 30, 2011	3.97%
September 30, 2011	3.28%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

10. Long-Term Debt
The composition of our long-term debt at September 30, 2011, and December 31, 2010, was as follows:

(In thousands)		September 30, 2011	December 31, 2010
7.75%	Debentures due 2011	$—	$160,344
5.63%	Senior Notes due 2013	252,775	254,305
5.38%	Senior Notes due 2015	249,807	249,772
3.00%	Convertible Senior Notes due 2017	312,319	300,367
	Total Long-Term Debt	$814,901	$964,788

We repaid the remaining outstanding balance of our 7.75% debentures upon maturity in June 2011.

11. Comprehensive Income (Loss)
Our total comprehensive income (loss) was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011		2010
Net income (loss), as reported	$183,568	$112,185	$423,689		$(673,250)
Other comprehensive income (loss) (net of tax):
Net unrealized gain (loss) on investments, net of tax	(24,960)	32,294	23,593		51,780
Net foreign currency translation adjustment, net of tax	354	6,266	(21,080)	(1)	1,833
Comprehensive income (loss)	$158,962	$150,745	$426,202		$(619,637)
______________________

(1)
During the second quarter of 2011, we liquidated a foreign financial guaranty subsidiary, which resulted in the recognition, through net income, of significant foreign currency translation gains that were previously included in other comprehensive income.

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

In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year of 2011, we booked our income tax expense (benefit) based on actual results of operations as of September 30, 2011.
For federal income tax purposes, we have approximately $1.7 billion of net operating loss ("NOL") carryforwards as of September 30, 2011. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2031. To protect our ability to utilize our NOLs and other tax assets from an "ownership change" under U.S. federal income tax rules, we adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

As of September 30, 2011, before consideration of our valuation allowance, we had deferred tax assets ("DTA"), net of deferred tax liabilities, of approximately $752.5 million. We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years, and the continued uncertainty around our future operating results. We also considered several sources of positive evidence when assessing the need for a valuation allowance such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.

A valuation allowance of approximately $733.3 million and $851.9 million was recorded against our net DTA of approximately $752.5 million and $879.4 million at September 30, 2011, and December 31, 2010, respectively. The remaining DTA of approximately $19.2 million represents our NOL carryback, which we expect to utilize in the coming months as a result of our anticipated settlement with the Internal Revenue Service ("IRS") relating to tax years 2000 through 2007. The approximate $8.3 million reduction in our recorded DTA at September 30, 2010, is a result of our revised expectations related to the utilization of our available NOL carryback.

13. Statutory Information

Radian Guaranty's statutory net loss, statutory policyholders' surplus and contingency reserve as of or for the periods indicated were as follows:

(In millions)	As of or for the Nine Months Ended September 30, 2011	As of or for the Year Ended December 31, 2010
Statutory net loss	$(370.2)	$(535.2)
Statutory policyholders' surplus	937.1	1,295.7
Contingency reserve	—	19.6
Risk-to-capital ratio	21.4	16.8

The increase in Radian Guaranty's risk-to-capital ratio in 2011, was primarily due to Radian Guaranty's statutory net loss, which was partially offset by the effect of an excess-of-loss reinsurance agreement between Radian Guaranty and its subsidiary, Radian Insurance Inc., under which Radian Guaranty transferred approximately $2 billion of risk in force to Radian Insurance Inc. in the second quarter of 2011. Radian Group contributed approximately $30 million to Radian Guaranty in November 2011, in order to maintain compliance with Radian Guaranty's Statutory RBC Requirements in certain states, as discussed below.
As of September 30, 2011, Radian Asset Assurance maintained claims paying resources of $2.1 billion, including statutory surplus of approximately $1.0 billion. In June 2011, Radian Asset Assurance paid an ordinary dividend of $53.4 million to Radian Guaranty. We expect that Radian Asset Assurance will continue to have the capacity to pay ordinary dividends to Radian Guaranty in 2012 and 2013, although these dividends are expected to be at or below the 2011 level.
Under Texas insurance regulations, to be an authorized insurer, Commonwealth Mortgage Assurance Company of Texas ("CMAC of Texas"), an affiliated reinsurer of Radian Guaranty, is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas had a statutory net loss of $52.4 million for the nine months ended September 30, 2011. Radian Group and Radian Guaranty made contributions totaling approximately $23 million to CMAC of Texas in October 2011, in order to maintain the required minimum statutory capital level. CMAC of Texas had a policyholders' surplus of $20.3 million as of September 30, 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

We and our insurance subsidiaries are subject to comprehensive, detailed regulation, principally designed for the protection of our insured policyholders rather than for the benefit of investors, by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company's ability to write new business.
The GSEs and state insurance regulators impose various capital requirements as well as capital and risk-based measurements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that limit the amount of insurance that each of our insurance subsidiaries may write. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition.
Under state insurance regulations, mortgage insurers are required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of risk in force, or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently have a statutory or regulatory risk-based capital requirement (a "Statutory RBC Requirement"), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. Radian Guaranty's domiciliary state, Pennsylvania, is not one of the RBC States. In the first nine months of 2011, the RBC States accounted for approximately 53.5% of Radian Guaranty's total primary new insurance written. If Radian Guaranty is not in compliance with the applicable Statutory RBC Requirement in any RBC State, it would be prohibited from writing new business in that state until it is back in compliance or it receives a waiver of the requirement from the applicable state insurance regulator, as discussed in more detail below. In those states that do not have a Statutory RBC Requirement, it is not clear what actions the applicable state regulators would take if a mortgage insurer fails to meet the Statutory RBC Requirement established by another state. Accordingly, if Radian Guaranty fails to meet the Statutory RBC Requirement in one or more states, it could be required to suspend writing business in some or all of the states in which it does business. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or reduce current business levels) or impose restrictions on Radian Guaranty while its risk-to-capital ratio remained at elevated levels. The franchise value of our mortgage insurance business would likely be significantly diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it could write in one or more states.
As a result of the significant losses we experienced in our mortgage insurance business during the last four years and despite significant capital contributions to this business, Radian Guaranty's risk-to-capital ratio has increased from 8.1 to 1 at December 31, 2006, to an estimated 21.4 to 1 at September 30, 2011. Based on our current projections, which are based on various assumptions that are subject to inherent uncertainty and require judgment by management, Radian Guaranty's risk-to-capital ratio is expected to continue to increase and, absent any future capital contributions from Radian Group, exceed 25 to 1 in the near term. The ultimate amount of losses and the timing of these losses will depend in part on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. In addition, establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could hurt our capital position and increase Radian Guaranty's risk-to-capital position.
Radian Guaranty's risk-to-capital position also is dependent on the performance of our financial guaranty portfolio. During the third quarter of 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the performance of our financial guaranty business. If the performance of our financial guaranty portfolio deteriorates materially, including if we are required to establish one or more significant statutory reserves as a result of defaults on obligations that we insure, or if we make net commutation payments to terminate insured obligations in excess of the then posted statutory reserves for such obligations, the regulatory capital of Radian Guaranty also would be negatively impacted. Any decrease in the capital support from our financial guaranty business could, therefore, have a negative impact on Radian Guaranty's risk-to-capital position and its ability to remain in compliance with the Statutory RBC Requirements. Radian Asset Assurance provides credit protection on the senior-most tranche of a CDO of ABS transaction (the “CDO of ABS” or the “Insured CDO”) with $450.6 million in net par outstanding as of September 30, 2011. In the fourth quarter of 2011, the CDO of ABS experienced an interest shortfall. Based on our estimates, we currently expect to establish a statutory reserve for the CDO of ABS that will negatively impact Radian Guaranty's statutory capital in the fourth quarter of 2011 in an amount between $88 million and $109 million. See Note 17 regarding subsequent events for additional information.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

We actively manage Radian Guaranty's risk-to-capital position in various ways, including: (1) through reinsurance arrangements with our subsidiaries; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; and (3) by contributing additional capital from Radian Group to our mortgage insurance operations. Radian Group currently has unrestricted cash and liquid investments of approximately $600 million, which may be used to further support Radian Guaranty's risk-to-capital position. Depending on the extent of our future losses, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group.
Our ability to continue to manage Radian Guaranty's risk-to-capital through reinsurance may be limited. Our existing inter-company reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. In addition, certain of these affiliated reinsurance companies currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. One of these affiliated insurance companies, which provides reinsurance to Radian Guaranty for coverage on loans in excess of 25%, is a sister company of Radian Guaranty, and therefore, most of any contributions to this insurer would not be consolidated with Radian Guaranty's capital for purposes of calculating Radian Guaranty's risk-to-capital position. In the recent past, the Federal National Housing Mortgage Association ("Fannie Mae") has proposed amendments to its mortgage insurance eligibility guidelines, which if implemented without revision or a waiver for existing arrangements, may prohibit the use of certain of our inter-company reinsurance arrangements. If we are limited in, or prohibited from, using inter-company reinsurance arrangements to manage Radian Guaranty's risk-to-capital level, it would adversely impact Radian Guaranty's risk-to-capital position.
In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. For the past several years, we, along with others in our industry, have pursued regulatory changes or relief in the RBC States, primarily through new legislation or other means by which the insurance regulator in these states is granted discretionary authority to waive the Statutory RBC Requirement. As a result of these efforts, we now believe that all of the RBC States other than New York have the flexibility to permit a waiver of their Statutory RBC Requirements. To date, Radian Guaranty has been granted future relief from two states - Illinois has granted a waiver that expires December 31, 2012, and Kentucky has informed us that it would not take immediate action in the event Radian Guaranty's risk-to-capital ratio exceeded 25 to 1. The state of Kansas has not granted waivers to any mortgage insurance companies at this time, including Radian Guaranty. We are actively pursuing waivers in the remaining 12 RBC States. There can be no assurance: (1) that Radian Guaranty will be granted a waiver in any of the remaining RBC States; (2) that if a waiver is granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; or (3) regarding what, if any, requirements may be imposed as a condition to such waivers, and whether we would be able to comply with any such conditions.
In addition to filing for waivers in the RBC States, we are also preparing our wholly-owned subsidiary, Radian Mortgage Assurance Inc. ("Radian Mortgage Assurance," a sister company of Radian Guaranty formerly named Amerin Guaranty Corporation) to write new first-lien mortgage insurance business. If necessary, we may use Radian Mortgage Assurance to write mortgage insurance only in those states that do not permit Radian Guaranty to continue writing insurance while it is out of compliance with Statutory RBC Requirements. We have received approval from the Pennsylvania Department of Insurance to use Radian Mortgage Assurance as a first-lien mortgage insurance provider. In addition, we intend to submit a request to the GSEs to have Radian Mortgage Assurance approved as an eligible mortgage insurer for purposes of writing business in each of the RBC States. As part of this submission, we expect to commit to making an initial capital contribution of $50 million to supplement Radian Mortgage Assurance's existing $17 million of capital. The GSEs could require a greater level of capitalization for Radian Mortgage Assurance and/or a capital contribution to Radian Guaranty as a condition to their approval, any of which would limit our financial flexibility and could make it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our long-term debt.
We cannot provide any assurance as to whether we will obtain waivers in the remaining RBC States or whether the GSEs will approve Radian Mortgage Assurance as an eligible mortgage insurer. As part of our waiver requests in the remaining RBC States and our request to the GSEs, we are required to submit financial projections for Radian Guaranty to the various insurance departments and the GSEs, including projections performed by an independent third party.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

One of our competitors, Republic Mortgage Insurance Company (“RMIC”), ceased writing new insurance commitments after the waiver it received from its domiciliary state expired on August 31, 2011; and in October 2011, RMIC went into run-off. Another competitor, PMI Mortgage Insurance Co. (“PMI”) and the subsidiary it established to write new business if PMI was no longer able to do so (“PMAC”), ceased issuing new mortgage insurance commitments effective August 2011 when PMI was placed under the supervision of the insurance department of its domiciliary state. Subsequently, on October 20, 2011, the Superior Court of the State of Arizona issued an order directing the Director of the Arizona Department of Insurance (the “Director”) to take possession and control of the property and business of PMI pending a hearing on various matters that include the appointment of the Director as receiver for PMI. Both Fannie Mae and Freddie Mac suspended RMIC, PMI and PMAC as approved mortgage insurers. We are uncertain how such events, including the actions taken by the GSEs, will impact the status of Radian Guaranty's waiver requests and the GSE's approval process for Radian Mortgage Assurance.
Our existing capital resources may not be sufficient to successfully manage Radian Guaranty's risk-to-capital ratio. If permitted by the RBC States and the GSEs, our ability to use waivers and Radian Mortgage Assurance to allow Radian Guaranty to continue to write business with a risk-to-capital position in excess of the Statutory RBC Requirements will likely be subject to a maximum risk-to-capital ratio and potentially other restrictions, which we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions could be necessary, which we may not have the ability to provide. Further, regardless of whether the waivers or Radian Mortgage Assurance are available to us, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements. Depending on the extent of our future mortgage insurance losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group's available capital to Radian Guaranty, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our long-term debt.
Radian Group's U.S. Consolidated federal income tax returns, which include CMAC of Texas's federal tax returns, were under examination by the Internal Revenue Service (“IRS”) for tax years 2000 through 2007. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years. As described in more detail below, we have reached a tentative settlement agreement with the IRS Appeals Office (“Appeals”) relating to tax years 2000 through 2007.

As a result of its examination, the IRS opposed the recognition of certain tax losses and deductions that were generated through the Company's investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits and proposed adjustments denying the associated tax benefits from these items. The originally proposed adjustments relating to the 2000 through 2007 tax years, if sustained, would have increased CMAC of Texas's original tax liability for those years by approximately $128 million, in addition to any associated penalties and interest. CMAC of Texas appealed these proposed adjustments and made "qualified deposits" with the U.S. Department of the Treasury of approximately $85 million in June 2008, relating to the 2000 through 2004 tax years, and approximately $4 million in May 2010, relating to the 2005 through 2007 tax years, to avoid the accrual of above-market-rate interest with respect to the proposed adjustments.

In late December 2010, CMAC of Texas reached a tentative settlement agreement with Appeals. In August 2011, CMAC of Texas executed a closing agreement, which Appeals has submitted to the Joint Committee on Taxation for approval. As part of the closing agreement, CMAC of Texas and Appeals agreed on a more detailed computation of the additional tax liability and utilization of net operating losses related to this matter. Under the terms of this agreement, CMAC of Texas believes that it will be entitled to a return of a majority of its qualified deposits.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

In connection with a financial examination of CMAC of Texas by the Texas Department of Insurance (“TXDOI”) for the five-year period ended December 31, 2008, the TXDOI examiners notified us that they do not agree with our statutory accounting treatment pertaining to proposed tax adjustments resulting from the IRS examination of Radian Group's 2000 through 2007 tax years. The TXDOI examiners originally proposed a reduction to CMAC of Texas's statutory surplus of approximately $128 million as a result of our dispute with the IRS. In August 2011, the TXDOI issued its final examination report of CMAC of Texas's business practices, management, operations and financial condition for the five-year period ended December 31, 2008. Based on the tentative settlement with the IRS as described above, the TXDOI reduced their proposed additional tax liability relating to the IRS dispute from $128 million to $27.5 million as of December 31, 2008. The amount of the adjustment was based on the estimated liability at the issuance date of the TXDOI's report, utilizing the statutory federal tax rate of 35% and prior to consideration of potential net operating loss utilization. As mentioned above, in August 2011, the Company executed a closing agreement, which Appeals has submitted to the Joint Committee on Taxation for approval. The tax liability and estimated interest expense associated with the executed closing agreement are reflected within CMAC of Texas's policyholders' surplus as of September 30, 2011. CMAC of Texas does not expect the Joint Committee on Taxation to approve its executed final closing agreement for several months and until such time, there can be no complete assurance that the terms of the Company's closing agreement will not change materially; however, the Company has no basis to believe that there will be a material change. Based on the tentative settlement and issuance of the TXDOI's final examination report, CMAC of Texas was able to file its overdue audited statutory financial statements for 2009 and 2010 in October 2011.

14. Recent Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Currently, acquisition costs are defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs may result in additional expenses being charged to earnings immediately rather than being deferred. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.

In September 2011, the FASB issued an update to the accounting standard regarding intangibles—goodwill and other. This update gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test required by the accounting standard regarding intangibles—goodwill and other is not required. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.
In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update eliminates the current presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.
In May 2011, the FASB issued an update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (1) clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

15. Selected Financial Information of Registrant—Radian Group

(In thousands)	September 30, 2011	December 31, 2010
Investment in subsidiaries, at equity in net assets	$1,408,149	$947,724
Total assets	2,196,603	1,864,896
Long-term debt	814,901	964,788
Total liabilities	908,167	1,005,116
Total stockholders' equity	1,288,436	859,780
Total liabilities and stockholders' equity	2,196,603	1,864,896

16. Commitments and Contingencies
On June 26, 2008, we filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Pennsylvania, naming IndyMac Bank (“IndyMac”), Deutsche Bank National Trust Company (“Deutsche Bank”), Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involved three of our pool policies covering second-lien mortgages entered into in late 2006 and early 2007, with respect to loans originated by IndyMac. We were in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million and represented the aggregate risk in force related to these policies. In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that were the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. As previously disclosed, between August 2009 and June 2011, we settled our disputes with Ambac, Deutsche Bank, MBIA and FGIC with respect to all three of the pool policies. In the aggregate, we settled our $77 million of total claim liability under the three pool policies for approximately $44 million. Following these settlements, in July 2011, the declaratory judgment action against IndyMac, Ambac, MBIA, FGIC and Deutsche Bank, and the arbitrations commenced by Ambac, MBIA and FGIC were dismissed with prejudice.
On August 13, 2010, American Home Mortgage Servicing, Inc. ("AHMSI") filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. According to AHMSI, Radian Guaranty's refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian also filed, and the court dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. ("Quicken") in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty's complaint seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty's master policy and delegated underwriting endorsement for approximately 140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process.  On August 24, 2011, Quicken filed a motion to dismiss the complaint. On September 12, 2011, Radian Guaranty filed a response to Quicken's motion to dismiss, and on September 29, 2011, Quicken filed its reply.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The elevated levels of our rate of rescissions and denials have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with these customers regarding rescissions or denials, which if not resolved, could result in arbitration or additional judicial proceedings. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. See Note 7 for further information.
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
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities ("MBS"). To allow our customers to comply with these regulations, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries' obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $170.6 million of remaining credit exposure as of September 30, 2011.
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
As part of the non-investment-grade allocation component of our investment program, we have committed to invest $90.0 million in alternative investments ($9.3 million of unfunded commitments at September 30, 2011) that are primarily private equity securities. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans that we are simultaneously underwriting for compliance with secondary market compliance and for potential mortgage insurance. In the first nine months of 2011, we paid losses related to contract underwriting remedies of approximately $5.6 million. Rising mortgage interest rates or further economic uncertainty may expose the mortgage insurance business to an increase in such costs. In the first nine months of 2011, our provision for contract underwriting expenses was approximately $8.6 million and our reserve for contract underwriting obligations at September 30, 2011, was $5.4 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
Under change of control agreements with certain of our officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $6.8 million as of September 30, 2011. In addition, in the event of a change of control of Radian Group under certain of our long term cash-based incentive plans, we would be required to pay approximately $7.3 million to plan participants as of September 30, 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $8.6 million, of which $3.7 million has not been recorded as of September 30, 2011. The remaining cost for these agreements is expected to be recorded by the end of 2012.

17. Subsequent Event
According to the most recent trustee report for the CDO of ABS transaction described in Note 5 and Note 13, the CDO of ABS transaction experienced an approximate $36 thousand interest shortfall as of November 3, 2011. As a result of this interest shortfall, we currently expect to establish a statutory accounting reserve for this transaction in the fourth quarter of 2011. Because Radian Asset Assurance is a direct subsidiary of Radian Guaranty, any statutory reserve established by Radian Asset Assurance has a direct, negative impact on the statutory capital position and risk-to-capital ratio of Radian Guaranty.  Based on our estimates, we currently expect that establishing a statutory reserve for this CDO of ABS will negatively impact Radian Guaranty's statutory capital in the fourth quarter of 2011 in an amount between $88 million and $109 million. Had this event occurred in the third quarter of 2011 (assuming a statutory impact of $109 million), Radian Guaranty's risk-to-capital ratio would have remained below 25 to 1 at approximately 24.2 to 1 as of September 30, 2011. See Note 13 for a discussion of the risks and uncertainties related to Radian Guaranty's risk-to-capital position and the impact on Radian Group's liquidity. Under GAAP, this CDO of ABS is a VIE and therefore, we consolidate the assets and liabilities of this VIE and have elected to record them at fair value. Because the interest shortfall has not significantly altered our cash flow projections for this transaction, we do not expect that the interest shortfall will have a significant impact on Radian Group's GAAP fair value liability or stockholders' equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the fiscal year ended December 31, 2010, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Forward Looking Statements—Safe Harbor Provisions" above and the "Risk Factors" detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and Item 1A of Part II of our Quarterly Reports on Form 10-Q filed in 2011, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We have provided these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Radian Mortgage Assurance Inc. (formerly named Amerin Guaranty Corporation), and Radian Insurance Inc. (which we refer to as "Radian Guaranty," "Radian Mortgage Assurance," and "Radian Insurance," respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made generally to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association ("Fannie Mae"). We refer to Freddie Mac and Fannie Mae together as "Government Sponsored Enterprises" or "GSEs." In October 2011, we completed an expense initiative aimed at aligning our support services to the current reduced mortgage market. This re-alignment included a workforce reduction of approximately 9.8% of our corporate and mortgage insurance staff.
Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages ("first-lien"). At September 30, 2011, primary insurance on first-liens made up approximately 93.4% of our total first-lien insurance risk in force ("RIF") and pool insurance comprised approximately 6.6% of our total first-lien insurance RIF.
Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, in the past we have used Radian Insurance and Radian Mortgage Assurance to provide other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages ("second-lien"), credit enhancement on net interest margin securities ("NIMS"), credit default swaps ("CDSs") on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as "non-traditional" or "other risk"). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. As of September 30, 2011, the aggregate remaining RIF on such non-traditional mortgage credit enhancement was $248 million.

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

•
Structured Finance—Insurance of structured finance obligations, including corporate collateralized debt obligations ("CDOs") and asset-backed securities ("ABS"), consisting of funded and non-funded (referred to herein as "synthetic") executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that collateralize or underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgage loans, trust preferred securities ("TruPs"), diversified payment rights ("DPRs"), a variety of consumer loans, equipment receivables, real and personal property leases, or a combination of asset classes or securities backed by one or more of these pools of assets;

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
We continue to explore ways to maximize the value of or to leverage our existing insured financial guaranty portfolio. On June 15, 2011, Radian Asset Assurance completed the acquisition of Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell"), a New York domiciled financial guaranty insurance company that has not written any business, but has obtained licenses to do so in 36 states and the District of Columbia. The FG Insurance Shell is intended to provide Radian Asset Assurance with the flexibility to pursue strategic alternatives in the public finance market, including possibly partnering with third-party investors to write new public finance insurance and/or reinsure all or a portion of Radian Asset Assurance's existing public finance business. We expect that any new initiative for the FG Insurance Shell will be consistent with our ultimate goal of reducing our financial guaranty exposure.
On September 26, 2011, National League of Cities (“NLC”), a non-profit association of cities and state municipal leagues, and Radian Asset Assurance jointly announced an agreement to explore the formation of a new public finance mutual bond insurance company. While Radian Asset Assurance and NLC are still working on the details of a proposed structure, we anticipate it will involve the support of private capital from third-party investors.

Financial Guaranty Exposure Subject to Recapture or Termination.   Approximately $54.1 billion of our total net par outstanding as of September 30, 2011, (representing 75.2% of our financial guaranty segment's total net par outstanding) is subject to recapture or termination at the option of our primary reinsurance customers and financial guaranty credit derivative counterparties.
During the first nine months of 2011, three of our credit derivative counterparties exercised such termination rights with respect to six corporate CDOs and one TruPs CDO, reducing our net par outstanding by $2.2 billion in 2011. These terminations decreased the present value of our expected future installment premiums by $8.9 million. Since our credit derivative contracts do not require mark-to-market settlement payments in such circumstances, no cash payment other than the payment of accrued premium was required to be paid by either party in connection with such terminations.
If all of our direct insurance subject to termination by our credit derivative counterparties were terminated as of September 30, 2011, our net par outstanding would have been reduced by $32.8 billion. In addition, the present value of expected future installment premiums on both our insurance contracts and derivative contracts would have decreased by $98.6 million. Furthermore, had these transactions been terminated as of September 30, 2011, $6.5 million of unearned premium reserves would have been earned, and we would have reversed $162.9 million of net unrealized losses on derivatives and variable interest entities ("VIEs").
In April 2011, in addition to the net par reduction from credit derivative counterparties exercising their termination rights, we commuted approximately $0.5 billion of net par outstanding of reinsurance exposure from one of our primary reinsurance customers (the "April 2011 Reinsurance Commutation"). We did not pay any amount to commute this exposure other than a refund of approximately $3.0 million of unearned premium reserves, net of ceding commissions. This commutation resulted in an estimated increase in pre-tax income of $7.1 million in the second quarter of 2011, primarily as a result of a decrease in derivative and net claim liabilities of $2.2 million and $3.3 million, respectively, which had been established for the exposure that was commuted.
If all of our reinsurance that was subject to recapture were recaptured as of September 30, 2011, our net par outstanding would have been reduced by $21.3 billion, and the pre-tax impact on our financial statements would have been as follows:

Statement of Operations (In millions)
Decrease in assumed premiums written	$(220.6)
Decrease in net premiums earned	$(42.6)
Increase in change in fair value of derivative instruments - gain	16.2
Decrease in policy acquisition costs	7.3
Decrease in provision for losses	5.8
Decrease in pre-tax income	$(13.3)

Balance Sheet (In millions)
Decrease in:
Cash	$149.1
Deferred policy acquisition costs	59.6
Accounts and notes receivable	25.9
Derivative assets	1.0
Unearned premiums	178.0
Reserves for losses and loss adjustment expenses ("LAE")	27.1
Derivative liabilities	17.2
Assuming all of this reinsurance business were recaptured as of September 30, 2011, Radian Asset Assurance's statutory surplus would have increased by approximately $160.3 million, primarily as a result of the release of contingency reserves.

Our treaties with our primary reinsurance customers do not permit them to selectively recapture business previously ceded to us under such treaties. However, since we have entered into multiple treaties with each customer, a customer may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. If this were to occur, we could be left with risk that is more concentrated in troubled asset classes. Approximately $20.3 billion or 95.0% of Radian Asset Assurance's net par reinsurance exposure outstanding at September 30, 2011, was assumed from primary reinsurance customers that are subsidiaries of Assured Guaranty Ltd. Consequently, the credit performance of such reinsurance, as well as any decision to recapture ceded business, is dependent upon the surveillance and loss mitigation abilities of primary insurers that are subsidiaries of this one holding company.
Overview of Business Results
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. While the strong credit quality of our new mortgage insurance business has continued in 2011, the ongoing weakness in the housing and related credit markets, characterized by a decrease in mortgage originations, decline in home prices, mortgage servicing and foreclosure delays, ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009 and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. The possibility that the United States ("U.S.") economy may not fully recover from the most recent recession, may experience limited economic growth for a prolonged period of time or may reenter a recessionary period, the lack of meaningful liquidity in some sectors of the capital and credit markets, the potential for continued high unemployment, and limited home price appreciation or further depreciation may add further stress on the performance of our insured assets. Because of these factors, there is a great deal of uncertainty regarding our ultimate loss performance.
Our businesses have been significantly affected by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies, and the Federal Housing Authority ("FHA") remains our primary competitor outside of the private mortgage insurance industry. Federal and state efforts to support homeowners and the housing market, including through the U.S. Department of Treasury's Homeowner Affordability and Stability Plan ("HASP"), have had a positive impact on our business in recent periods. Various regulatory agencies are now in the process of developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that are expected to have a significant impact on the housing finance industry, and the U.S. Congress is planning for the reform of the housing finance market, including the future roles of the GSEs. See "Risk Factors—Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business" and "The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses" in Part II, Item 1A of this Quarterly Report on Form 10-Q and "A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2011.
Mortgage Insurance

•
Defaults.   Our first-lien primary default rate at September 30, 2011, was 15.2%, compared to 16.5% at December 31, 2010. Our primary default inventory comprised 110,740 loans at September 30, 2011, compared to 111,434 loans and 125,470 loans at June 30, 2011, and December 31, 2010, respectively. Our primary default inventory continued to decline slightly in October 2011. This positive trend in our 2011 default inventory is primarily because the combination of the number of cures, claim payments, and rescissions and denials have exceeded the number of new defaults. Despite this positive trend, our overall primary default rates continue to remain elevated due to continued high unemployment and weakness in the U.S. housing and mortgage credit markets. In addition, the magnitude of this positive trend has diminished in recent months as the number of new defaults remains elevated, while cures on existing defaults have been consistently low, resulting in limited, incremental improvement during the past few quarters. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures, particularly coming from our older delinquent loans.

Defaults have remained at elevated levels across all of our mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. Overall, the underlying trend of high defaults continues to be driven primarily by the poor performance of our 2005 through 2008 books of business. In addition, a slowdown in mortgage foreclosures, and consequently a slowdown in claims submitted to us, mainly due to the impact of current and past foreclosure moratoriums, servicing delays and the effect of prolonged modification programs for delinquent loans, has contributed to the sustained high level of our default inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case.

•
Provision for Losses.   Our mortgage insurance provision for losses in the third quarter and first nine months of 2011 was $276.6 million and $960.6 million, respectively, and was primarily related to reserves established on new defaults that occurred in 2011. In addition, our provision for losses has been impacted by an increase in the weighted average rate at which defaulted loans are expected to move to claim (the "default to claim rate"), due to a greater than anticipated impact from the aging of underlying defaulted loans. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has exceeded our expected timeframe. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and we apply higher estimated default to claim rates on our more aged delinquent loans, resulting in higher reserves. Although the weighted average age of our defaulted portfolio continued to increase throughout the first nine months of 2011, the pace of this increase slowed in the second and third quarters of 2011, resulting in a smaller impact on incurred losses. Finally, our results for the first nine months of 2011 were also negatively impacted by an increase in our incurred but not recorded ("IBNR") reserve estimate in the first quarter of 2011 of $77.8 million, related to an increase in our estimate of future reinstatements of previously rescinded policies and denied claims.

Our mortgage insurance reserve for losses continues to be favorably impacted by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud, underwriter negligence or other factors, including the impact of our recent experience regarding reinstatements of previously rescinded policies and denied claims. Our current level of rescissions and denials remains elevated compared to historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our extensive efforts to examine all claims for potential rescissions or denials. We expect the level of rescissions and denials to continue to remain elevated from historical levels as long as our 2005 through 2008 insurance policies comprise the majority of our default inventory.

•
Claims paid.  Total mortgage insurance claims paid in the third quarter and first nine months of 2011 were $329.9 million and $1.2 billion, respectively. The claims paid for the first nine months of 2011 include $53.6 million related to claims paid in connection with the termination of certain structured mortgage insurance transactions. As discussed above, foreclosure backlogs, servicer delays and loan modification programs have reduced the number of defaults going to claim. In the third quarter of 2011, claims paid were also reduced by an increase in the number of claims received that we are reviewing for potential violations of our insurance policies, which has slowed our internal claims payment process. We cannot be certain of the ultimate impact of these programs on our business or results of operations, or the timing of this impact. Some of the most recent foreclosure backlogs, related to borrower challenges to allegations of improper foreclosure documentation, have further delayed our receipt of claims. We currently expect total claims paid in 2011 to be approximately $1.6 billion, and in 2012 to be approximately $1.3 billion.

•
New Insurance Written.   We wrote $4.1 billion and $9.0 billion of new mortgage insurance in the third quarter and first nine months of 2011, respectively, compared to $3.2 billion and $7.8 billion of insurance written in the corresponding periods of 2010. The increase in the three and nine months ended September 30, 2011, compared to the corresponding periods of 2010, is mainly attributable to an increase in the penetration rate of private mortgage insurance in the overall insured mortgage market, as well as an increase in market share. While the private mortgage insurance industry has made some progress in recapturing business from the FHA, the FHA's market share remains historically high, and this competition with the FHA, in conjunction with other market factors identified above, is likely to continue to negatively affect the volume of our new insurance written (“NIW”). We have been more aggressively marketing our product offerings that favorably compete with the FHA in order to gain market share back from the FHA. In the second quarter of 2011, we implemented a series of changes to our underwriting guidelines and rates, including a more efficient underwriting process for conforming loans, lower borrower-paid rates and an expansion of our non-conforming “jumbo” loan program. Effective April 18, 2011, the FHA reduced its upfront mortgage insurance premium and increased its annual premium, and effective October 1, 2011, the maximum loan amounts that may be insured by the FHA in both the high cost and all other markets were reduced. While we cannot be certain of the impact that our recent program changes and the recent changes by the FHA will have on our new insurance written, we believe that these changes could allow us to be more competitive with the FHA and other private mortgage insurers than in the recent past. There can be no assurance that the lower FHA maximum loan amounts that became effective October 1, 2011, will not be increased in the future, and in that case, what impact it might have on our new insurance written.

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

•
Risk-to-Capital. Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of risk in force, or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently have a statutory or regulatory risk-based capital requirement, the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. As a result of on-going incurred losses, Radian Guaranty's risk-to-capital ratio increased to 21.4 to 1 as of September 30, 2011, compared to 16.8 to 1 at December 31, 2010 and 17.2 to 1 at September 30, 2010. Based on our current projections, which are based on various assumptions that are subject to inherent uncertainty and require judgment by management, Radian Guaranty's risk-to-capital ratio is expected to continue to increase and, absent any future capital contributions from our holding company, exceed 25 to 1 in the near term. As discussed more fully in “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” in this quarterly report on Form 10-Q, Radian Asset Assurance provides credit protection on a CDO of ABS transaction that experienced an interest shortfall in the fourth quarter of 2011 and, as a result, we currently expect to establish a statutory reserve for the transaction in the fourth quarter of 2011, which will negatively impact the risk-to-capital position of Radian Guaranty. We actively manage Radian Guaranty's risk-to-capital position in various ways, including: (1) through reinsurance arrangements with our subsidiaries; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; and (3) by contributing additional capital from Radian Group to our mortgage insurance operations. Radian Group currently has unrestricted cash and liquid investments of approximately $600 million, which may be used to further support Radian Guaranty's risk-to-capital position. Depending on the extent of our future losses, the amount of capital contributions required for Radian Guaranty to remain in compliance with the risk-based capital requirements imposed by certain states could be substantial and could exceed amounts maintained at Radian Group. See "Risk Factors—Losses in our mortgage insurance business have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio, without a corresponding increase in capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

•
In order to mitigate future expected losses, during the first nine months of 2011, we purchased one NIMS bond that we insure with approximately $0.9 million face value, at a purchase price approximately equal to our fair value liability for such NIMS bond at the time of purchase.

•
In April 2011, we paid approximately $39 million to terminate a structured transaction, comprising $45 million of pool insurance RIF. This transaction had the effect of reducing the number of pool insurance defaults by approximately 2,200 loans. This transaction resulted in approximately $6.5 million of pre-tax income in the second quarter of 2011, as a result of a difference between the amount paid and our existing loss reserves.

•
In June 2011, we paid approximately $16.6 million to terminate a second-lien transaction, resulting in a $29.1 million reduction in RIF. There was minimal net impact to our financial statements as a result of this termination, as the amount paid substantially offset the reduction to our reserves.

Financial Guaranty

•
Net Par Outstanding.   Our financial guaranty segment's net par outstanding was $71.9 billion as of September 30, 2011, compared to $78.8 billion at December 31, 2010. The reduction in net par outstanding was primarily due to: (i) counterparties exercising their early termination rights with respect to $2.2 billion in net par outstanding of six corporate CDO transactions and one TruPs CDO transaction; (ii) the April 2011 Reinsurance Commutation of $0.5 billion in net par outstanding; and (iii) the amortization or scheduled maturity of our insured portfolio and prepayments ("refundings") of public finance transactions. In light of our decision in 2008 to discontinue writing new financial guaranty business, we expect our net par outstanding will continue to decrease as our financial guaranty portfolio matures and as we seek to proactively reduce our financial guaranty net par outstanding.

•
Credit Performance.   The overall credit quality of our financial guaranty insured portfolio improved during the first nine months of 2011. The percentage of internally rated AAA credits in our portfolio increased to 45.0% of our net par outstanding at September 30, 2011, from 43.0% at December 31, 2010. In addition, the percentage of below investment grade ("BIG") exposure declined to 5.5% as of September 30, 2011, from 6.2% as of December 31, 2010. This was primarily due to credit improvements in our insured corporate CDO and TruPs portfolios and the removal of $231.2 million of BIG exposure from our public finance portfolio as part of the April 2011 Reinsurance Commutation.

•
Public Finance. Our public finance insured portfolio continues to experience some stress from the general economic downturn and slow economic recovery, and $32.5 million of public finance net par outstanding was downgraded to BIG during the third quarter of 2011. As of September 30, 2011, approximately 4.0% of our total financial guaranty segment's net par outstanding consisted of public finance credits rated BIG.

As of September 30, 2011, we had an aggregate of $5.6 billion net par exposure to healthcare and long-term care credits. Although the first nine months of 2011 have been relatively stable in the healthcare and long-term care sectors, we have begun to see a trend of decreasing net patient revenue at hospitals as a result of significant decreases in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense cuts are unrealistic and operating losses are expected as healthcare inflation outpaces weak revenue growth, and long-term care facilities have been generally experiencing gradually declining occupancies, thinner debt service coverage margins and slowly eroding cash positions. If these trends were to continue, it could result in further credit deterioration and increases in the loss reserves related to our healthcare and long-term care credits.

Although the states and municipalities included within our government-related insured credits have generally been able to withstand stresses to date, the lagging impact on municipal governments from the most recent economic downturn is becoming more evident. We expect the negative trend in this sector to continue at least through the remainder of 2011 and into 2012 due to the protracted economic downturn and slow economic recovery, the end of federal stimulus revenues and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate). This negative trend is expected to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. As a result, we may continue to experience further credit deterioration and municipal defaults in our government-related insured credits.
As of September 30, 2011, we had an aggregate of $505.2 million net par exposure (all of which is assumed) to international sovereign indebtedness, $108.5 million of which is to sovereign indebtedness in five Eurozone countries whose sovereign obligations have been under stress due to economic uncertainty (the “Stressed Eurozone Countries”), potential restructuring and ratings downgrades. Included in this exposure is $32.8 million of exposure to Greece and there is no exposure to Ireland. In addition, international sovereign obligations represent approximately 0.5% of the collateral in our portfolio of Corporate CDOs, including less than 0.1% to Spain, the only one of the Stressed Eurozone Countries included within our Corporate CDO collateral pool.

•
Structured Finance. The credit performance of our structured finance portfolio continued to improve during the first nine months of 2011. The percentage of internally rated AAA credits in our structured finance portfolio increased to 79.8% at September 30, 2011, from 75.8% at December 31, 2010. We have seen stabilization and improved performance across many of the transactions in our directly insured TruPs CDO portfolio. Banks within these insured transactions continue to show improved performance, while insurance companies in these transactions remain generally stable. As a result of this trend, we have upgraded 15 of our 19 transactions during the nine months ended September 30, 2011 (including eight in the third quarter of 2011), three of which were upgraded from BIG to investment grade (including two in the third quarter of 2011). Our weighted average internal rating for our directly insured TruPs bonds improved to BB as of September 30, 2011, from B+ as of December 31, 2010, reflecting the improvement in observed TruPs performance and our updated internal views of the banking sector and future TruPs performance. See "Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information" below for additional information regarding material changes in the credit performance of our insured TruPs CDO portfolio.

With respect to our CDOs of commercial mortgage-backed securities ("CMBS") transactions, overall performance during the first nine months of 2011 has been mixed. While delinquencies in our CDOs of commercial mortgage-backed securities ("CMBS") continued to decline during the third quarter of 2011, loss severities have risen at the individual loan level within many of the CMBS backing these CDOs, resulting in a reversal of some of the improvement in the CMBS portfolio we observed during the first half of 2011. Notwithstanding these developments, our internal ratings for our CMBS transactions (two are internally rated AAA, one AA and one BBB) have remained unchanged during the first three quarters of 2011.

Results of Operations
Our results for the quarter ended September 30, 2011, were positively impacted by the change in fair value of derivative and other financial instruments, which occurred primarily due to the widening of Radian Group's credit default swap ("CDS") spreads during the quarter. This widening, in turn, resulted in a corresponding decline in the fair value liability of our insured obligations, primarily non-corporate CDOs and TruPs CDOs. Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our ultimate net credit loss payments with respect to these obligations.

Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) that we expect to pay in claims with respect to our insured credit derivatives and net VIE liabilities. The estimated fair value of these obligations is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. However, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of additional gains or losses.
The following table summarizes the fair value amounts reflected on our condensed consolidated balance sheet at September 30, 2011, related to these instruments and the present value of our estimated credit loss payments on these instruments. Because the present value of estimated credit loss payments currently exceeds the net fair value liability, we expect to incur additional losses related to these instruments in the future.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Trading securities	$—	$99.4	$99.4
Derivative assets	4.9	15.1	20.0
Other assets	—	98.3	98.3
Total assets	4.9	212.8	217.7
Derivative liabilities	—	188.9	188.9
VIE debt-at fair value	31.2	242.2	273.4
Accounts payable and accrued expenses	—	0.6	0.6
Total liabilities	31.2	431.7	462.9
Total fair value net liabilities	$26.3	$218.9	$245.2
Present value of estimated credit loss payments (1)	$37.9	$351.3	$389.2
___________________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses, calculated using a discount rate of approximately 2.3%, which represents our current investment yield. At a discount rate of 5%, our estimated credit loss payments would decrease by approximately $156.9 million to $232.3 million.

Results of Operations—Consolidated
Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Net income (loss)	$183.6	$112.2	63.6%	$423.7	$(673.3)	n/m
Net premiums written—insurance	178.3	174.8	2.0	513.8	490.2	4.8%
Net premiums earned—insurance	179.7	203.9	(11.9)	571.6	605.7	(5.6)
Net investment income	38.8	46.6	(16.7)	124.8	140.5	(11.2)
Net gains on investments	81.6	94.3	(13.5)	163.3	209.5	(22.1)
Net impairment losses recognized in earnings	—	—	—	—	(0.1)	n/m
Change in fair value of derivative instruments	126.0	229.8	(45.2)	558.6	(372.8)	n/m
Net gains (losses) on other financial instruments	80.6	4.9	n/m	160.9	(159.9)	n/m
Gain on sale of affiliate	—	—	—	—	34.8	n/m
Other income	1.4	2.0	(30.0)	4.0	5.7	(29.8)
Provision for losses	249.6	344.4	(27.5)	940.5	1,323.4	(28.9)
Change in reserve for premium deficiency	(1.9)	8.6	n/m	(6.4)	—	n/m
Policy acquisition costs	11.4	11.1	2.7	40.0	42.7	(6.3)
Other operating expenses	45.2	43.1	4.9	137.4	143.3	(4.1)
Interest expense	14.1	9.5	48.4	47.2	28.6	65.0
Equity in net income of affiliates	—	—	—	0.1	14.7	(99.3)
Income tax expense (benefit)	6.0	52.5	(88.6)	1.0	(386.7)	n/m
 __________________________
n/m – not meaningful
Net Income (Loss).   Our results for the three months ended September 30, 2011, reflected a significantly lower provision for losses, larger gains on other financial instruments and a lower income tax expense, partially offset by lower unrealized gains in the change in fair value of derivative instruments compared to the third quarter of 2010. Our results for the nine months ended September 30, 2011, reflected significant unrealized gains in the change in fair value of derivative instruments and net gains on other financial instruments, compared to significant losses in the comparable period of 2010. While the provision for losses remained elevated for both periods of 2011, the provision decreased for both the three and nine months ended September 30, 2011, compared to the same periods of 2010, which positively impacted the 2011 results. We established a valuation allowance against our deferred tax assets ("DTA") in the fourth quarter of 2010, and as a result, we had negligible tax impact in 2011, compared to a large tax benefit in 2010.
Net Premiums Written and Earned.   Net premiums written for the three and nine months ended September 30, 2011, increased compared to the same periods of 2010, due to an increase in premiums written in the mortgage insurance segment. For the three and nine months ended September 30, 2011, net premiums earned decreased in both our mortgage insurance and financial guaranty segments compared to the same periods in 2010. See "Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010—Net Premiums Written and Earned" and "Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010—Net Premiums Written and Earned" below for further information.

Net Investment Income.   The decrease in net investment income during the three and nine months ended September 30, 2011, as compared to the same periods of 2010, was primarily due to a shift from higher yielding securities in our investment portfolio to lower yielding investments, as well as a decline in our total investment balance due to negative cash flows. Our allocation to short-term and short duration investments remains high in anticipation of near-term claim payments in our mortgage insurance segment, and this allocation, combined with certain sales and subsequent reinvestment of longer duration securities in a low interest rate environment, resulted in a lower yield profile for the portfolio.
Net Gains on Investments.   The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net unrealized gains related to change in fair value of trading securities	$31.1	$15.1	$107.8	$95.7
Net realized gains on sales	50.5	79.2	55.5	113.8
Net gains on investments	$81.6	$94.3	$163.3	$209.5
During the second quarter of 2011, we sold all of our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement ("MSA") among certain domestic tobacco manufacturers and 46 states and certain territories (the "Tobacco Bonds"), realizing a loss on the sale of $53.7 million. These losses were more than offset by gains on sales of other securities in our trading portfolio for the nine months ended September 30, 2011.
Change in Fair Value of Derivative Instruments.   The components of the gains (losses) included in change in fair value of derivative instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Statements of Operations
Net premiums earned—derivatives	$10.3	$11.5	$31.7	$35.6
Financial Guaranty credit derivatives	120.1	223.7	536.6	(384.6)
Financial Guaranty VIE derivatives	(4.5)	(5.2)	(9.4)	(15.9)
NIMS	0.2	(0.9)	(1.3)	(1.4)
Put options on Money Market Committed Preferred Custodial Trust Securities ("CPS")	—	—	—	(6.3)
Other	(0.1)	0.7	1.0	(0.2)
Change in fair value of derivative instruments	$126.0	$229.8	$558.6	$(372.8)
The Financial Guaranty credit derivative gains primarily represent unrealized gains during the three and nine months ended September 30, 2011, mainly due to the widening of Radian Group's CDS spread, compared to unrealized gains during the comparable three month period of 2010 and unrealized losses during the comparable nine month period of 2010, mainly due to our spread tightening. Although our spread tightened in the third quarter of 2010, which produced unrealized losses, the net unrealized gain is primarily due to the significant tightening of underlying credit spreads on our insured corporate CDOs and CMBS, which reduced the fair value of our derivative liabilities. During the nine months ended September 30, 2010, our CDS spread tightened and credit spreads on our insured corporate CDOs widened, both causing unrealized losses. See "Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010—Change in Fair Value of Derivative Instruments" for further information.

The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets. Radian Group's five-year CDS spread is presented as an illustration of the market's view of our non-performance risk; the CDS spread used in the valuation of specific liabilities is typically based on the remaining term of the instrument. Although the CDS spreads reflect the market view on our non-performance risk, this magnitude of widening should not be interpreted as a proportional increase in our non-performance risk. The non-performance risk is commonly measured by default probability, which rises as the spread widens. Radian Group's five-year CDS spread at September 30, 2011, implies a market view that there is a 79% probability that Radian Group will default in the next five years, as compared to a 32% implied probability of default at December 31, 2010.

(In basis points)	September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009
Radian Group's five-year CDS spread	2,238	465	625	1,530

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk September 30, 2011	Impact of Radian Non-Performance Risk September 30, 2011	Fair Value Liability Recorded September 30, 2011
Product
Corporate CDOs	$678.8	$669.7	$9.1
Non-Corporate CDO-related	1,632.6	1,437.9	194.7
NIMS-related	37.0	10.7	26.3
Total	$2,348.4	$2,118.3	$230.1

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Product
Corporate CDOs	$387.1	$281.5	$105.6
Non-Corporate CDO-related	1,696.2	934.1	762.1
NIMS-related	134.1	4.8	129.3
Total	$2,217.4	$1,220.4	$997.0
Net Gains (Losses) on Other Financial Instruments.   The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net gains (losses) related to NIMS VIE debt	$2.6	$1.2	$4.4	$(37.5)
Gains (losses) related to change in fair value of Financial Guaranty VIE debt	89.0	12.8	116.0	(113.0)
Gains (loss) related to other Financial Guaranty VIE assets	(10.3)	3.8	8.0	14.6
Gain on the repurchase of long-term debt	—	—	—	2.5
Losses related to CPS VIE	—	(12.9)	—	(26.5)
Foreign currency gain related to the liquidation of a foreign subsidiary	—	—	39.6	—
Other	(0.7)	—	(7.1)	—
Net gains (losses) on other financial instruments	$80.6	$4.9	$160.9	$(159.9)

The results for the three and nine months ended September 30, 2011, were mainly impacted by gains and losses on financial guaranty VIE debt. Also impacting the nine months ended September 30, 2011, were foreign currency translation gains resulting from the liquidation of a foreign subsidiary, which occurred during the second quarter of 2011. See "Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010—Net Gains (Losses) on Other Financial Instruments", and "Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010—Net Gains (Losses) on Other Financial Instruments" for further information.
Gain on Sale of Affiliate.   In the second quarter of 2010, we sold our remaining 28.7% interest in Sherman, which resulted in a gain of $34.8 million.
Provision for Losses.   The provision for losses for the three and nine months ended September 30, 2011, decreased from the comparable periods of 2010, due to decreases in our mortgage insurance and financial guaranty provisions for losses. Our mortgage insurance provision for losses improved primarily due to a decline in new default notices and improvement in the change in the composition of the delinquent loan inventory. The decrease in the provision for losses in our financial guaranty business was driven by a decrease in the loss estimates on specific credits in all lines of business. See "Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010—Provision for Losses" and "Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010—Provision for Losses" below for further information.

Other Operating Expenses.   The increase in other operating expenses for the three months ended September 30, 2011, compared to the same period of 2010, reflects: (i) a $3.6 million increase in salary expense related to severance payments, which was partially offset by a decrease in ongoing salary expense, (ii) a $3.9 million decrease in cash and stock-based compensation expense, which varies based on changes in our stock price, and (iii) the write-off of certain software and technology projects. The decrease in other operating expenses for the nine months ended September 30, 2011, compared to the same period of 2010, reflects: (i) an $8.9 million decrease in cash and stock-based compensation costs, (ii) a $3 million decrease in director compensation that is correlated to changes in our stock price and (iii) a $6 million increase in remedy expenses related to our contract underwriting services.

Interest Expense.   These amounts reflect interest on our long-term debt. In November 2010, we issued $450 million of convertible notes, which significantly increased our interest expense for the three and nine months ended September 30, 2011, compared to the same periods in 2010. In June 2011, we repaid the remaining balance of $160 million on our 7.75% debentures upon maturity, which reduced interest expense for the three and nine months ended September 30, 2011.
Equity in Net Income of Affiliates.   The results for the nine months ended September 30, 2010, represent our equity in the net income related to our 28.7% interest in Sherman, which we sold in the second quarter of 2010.
Income Tax Expense (Benefit).   The income tax expense for the three and nine months ended September 30, 2011, was impacted by the liquidation of a foreign subsidiary and a change in the valuation allowance against our DTA due to results from continuing operations. The income tax expense for the three months ended September 30, 2010, and the income tax benefit for the nine months ended September 30, 2010, were mainly impacted by tax exempt interest income, state and foreign taxes and the tax effect relating to uncertain income tax positions.

Results of Operations—Mortgage Insurance
Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010
The following table summarizes our mortgage insurance segment's results of operations for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Net loss	$(42.2)	$(75.0)	(43.7)%	$(375.8)	$(464.1)	(19.0)%
Net premiums written—insurance	178.2	174.4	2.2	523.3	499.4	4.8
Net premiums earned—insurance	163.4	181.7	(10.1)	513.9	539.1	(4.7)
Net investment income	21.6	26.7	(19.1)	73.3	81.6	(10.2)
Net gains on investments	53.2	62.4	(14.7)	98.4	125.6	(21.7)
Net impairment losses recognized in earnings	—	—	—	—	(0.1)	n/m
Change in fair value of derivative instruments	0.2	6.8	(97.1)	0.1	5.7	(98.2)
Net gains (losses) on other financial instruments	2.5	(6.6)	n/m	4.3	(44.8)	n/m
Other income	1.4	1.9	(26.3)	3.9	5.3	(26.4)
Provision for losses	276.6	347.8	(20.5)	960.6	1,304.5	(26.4)
Change in reserve for premium deficiency	(1.9)	8.6	n/m	(6.4)	—	n/m
Policy acquisition costs	7.8	6.4	21.9	26.7	29.1	(8.2)
Other operating expenses	36.1	31.7	13.9	104.1	103.6	0.5
Interest expense	2.0	3.3	(39.4)	12.0	6.9	73.9
Income tax benefit	(36.0)	(50.1)	(28.1)	(27.2)	(267.7)	(89.8)
 __________________________
n/m – not meaningful
Net Loss.   The results for the three and nine months ended September 30, 2011, compared to the same periods of 2010, primarily reflect a decrease in the provision for losses, partially offset by a decrease in the income tax benefit. The results for the nine month period of 2011 also include a reduction in losses on other financial instruments as a result of a decrease in losses with respect to NIMS.
Net Premiums Written and Earned.   Net premiums written increased for the three and nine months ended September 30, 2011, compared to the same periods of 2010, primarily due to a decrease in ceded premiums resulting from the run-off and termination of captive reinsurance arrangements and an increase in premiums written on single premium policies. Net premiums earned decreased in the three months ended September 30, 2011, compared to the same period of 2010, primarily due to an increase in our estimate of the premiums to be refunded in connection with rescissions, partially offset by a decrease in ceded premiums resulting from the termination of captive reinsurance arrangements. Net premiums earned decreased in the nine months ended September 30, 2011, compared to the same period of 2010, due to a decrease in our insurance in force, partially offset by a decrease in ceded premiums resulting from the termination of captive reinsurance arrangements.

The following table provides additional information related to premiums written and earned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Premiums written
Primary and Pool Insurance	$177,642	$173,805	$521,455	$498,468
Second-lien	565	609	1,777	888
International	8	5	23	4
Total premiums written—insurance	$178,215	$174,419	$523,255	$499,360
Premiums earned
Primary and Pool Insurance	$161,779	$178,554	$507,636	$529,288
Second-lien	565	610	1,777	1,855
International	1,092	2,567	4,482	7,919
Total premiums earned—insurance	$163,436	$181,731	$513,895	$539,062
Net Investment Income.   Our mortgage insurance net investment income decreased for the three and nine months ended September 30, 2011, compared to the same periods of 2010, primarily due to a shift from higher yielding longer-term securities in our investment portfolio to lower yielding short-term investments in anticipation of near-term claim payments. Additionally, our total investment portfolio balance has declined in 2011 due to negative cash flows. All periods include an allocation to the mortgage insurance segment of net investment income from Radian Group based on allocated capital, which was lower in 2011 compared to the corresponding periods in 2010.
Net Gains on Investments.   The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net unrealized gains related to change in fair value of trading securities	$25.0	$0.9	$56.8	$48.8
Net realized gains on sales	28.2	61.5	41.6	76.8
Net gains on investments	$53.2	$62.4	$98.4	$125.6
During the second quarter of 2011, we sold our portfolio of Tobacco Bonds, as discussed above, and recognized $21.7 million in realized losses in our mortgage insurance segment. These losses were more than offset by gains on sales of other securities in our trading portfolio for the nine months ended September 30, 2011.

Change in Fair Value of Derivative Instruments.   The components of the gains (losses) included in change in fair value of derivative instruments for our mortgage insurance segment for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net premiums earned—derivatives	$—	$0.1	$—	$0.4
NIMS	0.2	(0.9)	(1.3)	(1.4)
Put options on CPS	0.1	6.9	0.4	6.9
Other	(0.1)	0.7	1.0	(0.2)
Change in fair value of derivative instruments	$0.2	$6.8	$0.1	$5.7

Starting in the third quarter of 2010, we began allocating a portion of the gains on the derivatives held in CPS trusts consolidated by Radian Group to the mortgage insurance segment.

Net Gains (Losses) on Other Financial Instruments.   The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net gains (losses) related to NIMS VIE debt	$2.7	$1.2	$4.4	$(37.5)
Gain on the repurchase of long-term debt	—	—	—	0.5
Losses related to CPS VIE and other	(0.2)	(7.8)	(0.1)	(7.8)
Net gains (losses) on other financial instruments	$2.5	$(6.6)	$4.3	$(44.8)
The net gains for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, reflect the impact of the widening of Radian Group's CDS spread on the NIMS bonds still held by us. The net losses for the nine months ended September 30, 2010, were impacted by the movement of Radian Group's five-year CDS spread, which tightened by 905 basis points during that period. Our risk in force related to NIMS has declined from $157 million at September 30, 2010, to $38 million at September 30, 2011. In addition, starting in the third quarter of 2010, we began allocating a portion of the losses related to CPS VIE to the mortgage insurance segment.
Provision for Losses.   Our mortgage insurance provision for losses decreased for the three and nine months ended September 30, 2011, compared to the same periods of 2010. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011 (1)	2010 (1)
New defaults	$214.9	$230.9	$599.3	$712.9
Existing defaults (2)	73.3	115.2	368.3	596.0
Second-lien, LAE and Other	(11.6)	1.7	(7.0)	(4.4)
Provision for losses	$276.6	$347.8	$960.6	$1,304.5
_____________________

(1)
For the nine months ended September 30, 2011 and 2010, the financial impact for each component has been recalculated on a year to date basis, such that the sum of the individual quarterly impacts within each respective year will not equal the recalculated impacts. For example, the impact from a loan that defaults in one quarter that then cures in the next quarter of the same year is not reflected within the year to date provision for losses, as the net impact is zero for the year to date period.

(2)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated, (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but were either a cure, a prepayment, a paid claim or a rescission or denial during the period indicated and (c) the impact to our IBNR reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims.

Our mortgage insurance provision for losses for the three months ended September 30, 2011, decreased by $71.2 million as compared to the corresponding period of 2010. This decrease was driven primarily by a decline in new default notices and an improvement in the composition of the delinquent loan inventory (including changes associated with the aging of delinquent loans and loans moving into pending claim status), which more than offset the decrease in cures. Our aggregate weighted average estimated default to claim rate was approximately 42% at both June 30, 2011 and September 30, 2011, compared to an increase in the aggregate weighted average estimated default to claim rate from 38% to 39% for the comparable period in 2010.

Our mortgage insurance provision for losses for the nine months ended September 30, 2011, also improved relative to the corresponding period in 2010 due to these same factors. In addition, existing defaults in the first nine months of 2010, were negatively impacted by increases in our severity assumptions, due mainly to an increase in estimated severity on pool insurance defaults.

Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Our IBNR reserve estimate, which includes an estimate of the future reinstatements of previously rescinded policies and denied claims, was $115.1 million and $39.5 million at September 30, 2011, and December 31, 2010, respectively. The change in this estimate, which resulted in a significant increase in IBNR in the first quarter of 2011, primarily reflects recent trends in insurance rescissions and claim denial activity as a result of lenders challenging a greater number of rescissions and denials, and the overall challenges being more substantive in nature (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment). As a result, we expect that an increasingly larger portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid.
The following table illustrates the impact to our loss reserve estimates due to estimated insurance rescissions and claim denials as of the dates indicated:

(In millions)	September 30, 2011	December 31, 2010
Decrease to our loss reserve due to estimated rescissions and denials	$646	$922
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Rescissions—first loss position	$93.2	$62.2	$313.6	$266.8
Denials—first loss position	35.4	91.7	74.2	123.8
Total first loss position (1)	128.6	153.9	387.8	390.6

Rescissions—second loss position	28.5	18.6	100.7	176.6
Denials—second loss position	8.4	28.4	22.1	52.2
Total second loss position (2)	36.9	47.0	122.8	228.8
Total first-lien claims submitted for payment that were rescinded or denied (3)	$165.5	$200.9	$510.6	$619.4
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

(3)	Includes a small number of submitted claims that were subsequently withdrawn by the insured.

The following table shows the cumulative denial and rescission rates, net of reinstatements, as of September 30, 2011, on our total first-lien portfolio for each quarter in which the claims were received:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2009	24.2%	100%
Q2 2009	25.9%	100%
Q3 2009	23.1%	99%
Q4 2009	21.2%	99%
Q1 2010	19.3%	99%
Q2 2010	18.8%	98%
Q3 2010	17.0%	97%
Q4 2010	18.0%	92%
Q1 2011	19.8%	84%
__________________________

(1)
Rescission/Denial rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of September 30, 2011) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been internally resolved, the rescission rates for each quarter will be subject to change. These rates also will remain subject to change based on reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded though such denials or rescissions could be challenged and, potentially reinstated. For the second and third quarters of 2011, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful.

Other Operating Expenses.  The increase in other operating expenses for the three and nine months ended September 30, 2011, reflects the write-off of certain software and technology projects and an increase in severance costs. This was partially offset by a decrease in compensation that is correlated to changes in our stock price. Other operating expenses for the nine months ended September 30, 2011, also include an increase in contract underwriting expenses. Contract underwriting expenses for the three and nine months ended September 30, 2011, were $2.8 million and $12.5 million, respectively, compared to $1.4 million and $4.5 million, respectively, for the corresponding periods of 2010, primarily due to an increase in estimated remedy expenses for loans previously written via contract underwriting. During the first nine months of 2011, loans underwritten via contract underwriting accounted for 10.0% of applications, 9.3% of commitments for insurance and 10.3% of insurance certificates issued, compared to 18.9%, 17.3% and 14.8%, respectively, for the first nine months of 2010.
Interest Expense.   The results for 2011 were impacted by a reduction in the allocation of interest expense to our mortgage insurance segment, which is based on relative equity for the mortgage insurance segment calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Income Tax Benefit.   The income tax benefit for the three and nine months ended September 30, 2011, was impacted by a change in the valuation allowance against our DTA due to results from continuing operations. We established a valuation allowance against our DTA in the fourth quarter of 2010, and as a result, we have an insignificant tax benefit in 2011, compared to a large tax benefit in 2010. The income tax benefit for the comparable periods of 2010 was mainly related to tax-exempt interest income, state and foreign taxes and tax expense relating to uncertain income tax positions.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2011		2010		2011		2010
Primary NIW
Prime	$4,104	99.9%	$3,225	100.0%	$8,967	99.9%	$7,774	100.0%
A minus and below	3	0.1	1	—	6	0.1	3	—
Total Primary	$4,107	100.0%	$3,226	100.0%	$8,973	100.0%	$7,777	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2011		2010		2011		2010
Total primary NIW by FICO (1) Score
>=740	$3,164	77.0%	$2,621	81.2%	$7,091	79.0%	$6,182	79.5%
680-739	892	21.7	605	18.8	1,828	20.4	1,592	20.5
620-679	51	1.3	—	—	54	0.6	3	—
Total Primary	$4,107	100.0%	$3,226	100.0%	$8,973	100.0%	$7,777	100.0%
____________________

(1)	FICO credit scoring model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Percentage of primary NIW
Refinances	28%	44%	34%	34%
LTV (2)
95.01% and above	2.2%	<1%	1.7%	<1%
90.01% to 95.00%	38.0%	29.6%	35.3%	29.4%
Adjustable Rate Mortgages ("ARMs")
Less than five years	<1%	<1%	<1%	<1%
Five years and longer	6.0%	5.3%	5.9%	5.8%
____________________
(2)LTV ratios: The ratio of the original loan amount to the original value of the property.

($ in millions)	September 30, 2011		December 31, 2010		September 30, 2010
Primary insurance in force
Flow	$111,493	89.5%	$115,532	89.2%	$116,971	88.9%
Structured	13,143	10.5	14,034	10.8	14,587	11.1
Total Primary	$124,636	100.0%	$129,566	100.0%	$131,558	100.0%

Prime	$104,185	83.6%	$106,466	82.2%	$107,469	81.7%
Alternative-A ("Alt-A")	12,775	10.2	14,542	11.2	15,204	11.6
A minus and below	7,676	6.2	8,558	6.6	8,885	6.7
Total Primary	$124,636	100.0%	$129,566	100.0%	$131,558	100.0%
Modified pool insurance in force (1)
Prime	$964	31.2%	$671	22.2%	$696	22.1%
Alt-A	1,973	64.0	2,216	73.1	2,310	73.3
A minus and below	147	4.8	143	4.7	147	4.6
Total modified pool	$3,084	100.0%	$3,030	100.0%	$3,153	100.0%
Primary risk in force
Flow
Prime	$23,813	86.7%	$24,213	85.3%	$24,413	84.8%
Alt-A	2,275	8.3	2,618	9.2	2,743	9.5
A minus and below	1,385	5.0	1,566	5.5	1,634	5.7
Total Flow	$27,473	100.0%	$28,397	100.0%	$28,790	100.0%
Structured
Prime	$1,651	58.4%	$1,788	58.4%	$1,865	58.7%
Alt-A	641	22.7	702	22.9	727	22.9
A minus and below	533	18.9	574	18.7	587	18.4
Total Structured	$2,825	100.0%	$3,064	100.0%	$3,179	100.0%
Total
Prime	$25,464	84.1%	$26,001	82.6%	$26,278	82.2%
Alt-A	2,916	9.6	3,320	10.6	3,470	10.9
A minus and below	1,918	6.3	2,140	6.8	2,221	6.9
Total Primary	$30,298	100.0%	$31,461	100.0%	$31,969	100.0%

($ in millions)	September 30, 2011		December 31, 2010		September 30, 2010
Modified pool risk in force (1)
Prime	$82	29.6%	$74	25.6%	$75	25.2%
Alt-A	177	63.9	197	68.2	205	68.8
A minus and below	18	6.5	18	6.2	18	6.0
Total modified pool	$277	100.0%	$289	100.0%	$298	100.0%
________________________

(1)	Included in primary insurance amounts.

($ in millions)	September 30, 2011		December 31, 2010		September 30, 2010
Total primary risk in force by FICO Score
Flow
>=740	$11,566	42.1%	$11,039	38.9%	$10,865	37.7%
680-739	9,213	33.5	9,849	34.7	10,109	35.1
620-679	5,671	20.7	6,359	22.4	6,620	23.0
<=619	1,023	3.7	1,150	4.0	1,196	4.2
Total Flow	$27,473	100.0%	$28,397	100.0%	$28,790	100.0%
Structured
>=740	$752	26.6%	$825	26.9%	$869	27.3%
680-739	822	29.1	892	29.1	927	29.2
620-679	756	26.8	815	26.6	840	26.4
<=619	495	17.5	532	17.4	543	17.1
Total Structured	$2,825	100.0%	$3,064	100.0%	$3,179	100.0%
Total
>=740	$12,318	40.7%	$11,864	37.7%	$11,734	36.7%
680-739	10,035	33.1	10,741	34.1	11,036	34.6
620-679	6,427	21.2	7,174	22.8	7,460	23.3
<=619	1,518	5.0	1,682	5.4	1,739	5.4
Total Primary	$30,298	100.0%	$31,461	100.0%	$31,969	100.0%
Percentage of primary risk in force
Refinances	31%		31%		31%
ARMs
Less than five years	5%		6%		6%
Five years and longer	7%		7%		8%

($ in millions)	September 30, 2011		December 31, 2010		September 30, 2010
Total primary risk in force by LTV
85.00% and below	$2,731	9.0%	$2,816	8.9%	$2,831	8.9%
85.01% to 90.00%	11,717	38.7	12,102	38.5	12,239	38.3
90.01% to 95.00%	10,390	34.3	10,506	33.4	10,619	33.2
95.01% and above	5,460	18.0	6,037	19.2	6,280	19.6
Total Primary	$30,298	100.0%	$31,461	100.0%	$31,969	100.0%

($ in millions)	September 30, 2011		December 31, 2010		September 30, 2010
Pool risk in force
Prime	$1,652	76.6%	$1,828	74.5%	$1,848	74.2%
Alt-A	126	5.9	165	6.7	170	6.8
A minus and below	378	17.5	460	18.8	472	19.0
Total pool risk in force	$2,156	100.0%	$2,453	100.0%	$2,490	100.0%

(In millions)	September 30, 2011	December 31, 2010	September 30, 2010
Other risk in force
Second-lien
1st loss	$107	$114	$133
2nd loss	31	79	71
NIMS	38	136	157
International
1st loss-Hong Kong primary mortgage insurance	72	126	153
CDS	—	—	121
Total other risk in force	$248	$455	$635
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by policy origination year as of the dates indicated:

	September 30, 2011		December 31, 2010		September 30, 2010
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
2005 and prior	23.8%	32.4%	25.9%	32.7%	26.6%	33.1%
2006	10.8	18.9	11.7	20.4	12.0	21.0
2007	23.7	36.9	25.7	36.5	26.3	36.1
2008	17.7	11.1	18.9	10.1	19.4	9.6
2009	9.3	0.6	9.8	0.3	10.2	0.2
2010	7.8	0.1	8.0	—	5.5	—
2011	6.9	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by location of property for the top ten states (measured as of September 30, 2011) as of the dates indicated:

	September 30, 2011		December 31, 2010		September 30, 2010
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
Top Ten States
California	11.6%	12.2%	11.4%	13.0%	11.3%	13.1%
Florida	7.9	18.2	8.3	18.9	8.4	19.0
Texas	6.2	3.2	6.4	3.4	6.5	3.4
Illinois	5.3	5.9	5.0	5.7	4.9	5.6
Georgia	4.6	4.2	4.7	4.3	4.7	4.4
Ohio	4.3	3.0	4.3	3.0	4.3	2.9
New York	4.1	5.2	4.1	4.9	4.1	4.8
New Jersey	3.8	5.1	3.7	4.5	3.6	4.3
Michigan	3.3	3.2	3.3	3.3	3.3	3.4
Pennsylvania	3.2	2.5	3.1	2.4	3.1	2.3
Total	54.3%	62.7%	54.3%	63.4%	54.2%	63.2%
The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary NIW, accounted for 12.3% of primary NIW for the first nine months of 2011, compared to 16.6% for the largest single customer for the first nine months of 2010.

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

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	September 30, 2011	December 31, 2010	September 30, 2010
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	563,226	584,213	592,120
Number of loans in default	64,426	71,196	73,523
Percentage of loans in default	11.44%	12.19%	12.42%
Alt-A
Number of insured loans	45,818	51,765	54,089
Number of loans in default	14,832	17,934	19,116
Percentage of loans in default	32.37%	34.65%	35.34%
A minus and below
Number of insured loans	42,246	47,044	48,929
Number of loans in default	13,749	16,401	17,248
Percentage of loans in default	32.55%	34.86%	35.25%
Total Flow
Number of insured loans	651,290	683,022	695,138
Number of loans in default	93,007	105,531	109,887
Percentage of loans in default	14.28%	15.45%	15.81%
Structured
Prime
Number of insured loans	42,249	42,131	43,856
Number of loans in default	6,229	6,735	6,627
Percentage of loans in default	14.74%	15.99%	15.11%
Alt-A
Number of insured loans	18,990	20,234	20,879
Number of loans in default	5,745	6,635	6,905
Percentage of loans in default	30.25%	32.79%	33.07%
A minus and below
Number of insured loans	15,807	16,716	17,146
Number of loans in default	5,759	6,569	6,630
Percentage of loans in default	36.43%	39.30%	38.67%
Total Structured
Number of insured loans	77,046	79,081	81,881
Number of loans in default	17,733	19,939	20,162
Percentage of loans in default	23.02%	25.21%	24.62%
Total Primary Insurance
Prime
Number of insured loans	605,475	626,344	635,976
Number of loans in default	70,655	77,931	80,150
Percentage of loans in default	11.67%	12.44%	12.60%
Alt-A
Number of insured loans	64,808	71,999	74,968
Number of loans in default	20,577	24,569	26,021
Percentage of loans in default	31.75%	34.12%	34.71%
A minus and below
Number of insured loans	58,053	63,760	66,075
Number of loans in default	19,508	22,970	23,878
Percentage of loans in default	33.60%	36.03%	36.14%
Total Primary
Number of insured loans	728,336	762,103	777,019
Number of loans in default	110,740	125,470	130,049
Percentage of loans in default	15.20%	16.46%	16.74%
Pool insurance
Number of loans in default	25,966	32,456	31,382

The following table shows the number of modified pool loans insured, the related loans in default and the percentage of loans in default, in each case as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics.

	September 30, 2011	December 31, 2010	September 30, 2010
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	18,034	15,487	15,988
Number of loans in default	3,595	4,009	4,081
Percentage of loans in default	19.93%	25.89%	25.53%
The following table shows a rollforward of our primary loans in default for the periods indicated, derived from reports received from loan servicers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning default inventory	111,434	138,015	125,470	151,998
Plus: New defaults (1)	24,371	28,236	70,140	88,223
Less: Cures (1)	17,981	22,990	59,447	77,968
Less: Claims paid (2)	5,298	6,985	20,127	18,327
Less: Rescissions and denials (3)	1,786	1,902	5,296	5,123
Less: Terminations of transactions	—	4,325	—	8,754
Ending default inventory	110,740	130,049	110,740	130,049
___________________
(1)Amounts reflected above are compiled on a monthly basis consistent with reports received from loan servicers. The number of new defaults and cures presented includes the following number of monthly defaults that defaulted and cured within the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Intra-period new defaults	6,811	8,084	36,391	47,482

(2)	Includes those charged to a deductible or captive.

(3)
Net of any previously rescinded policies or denied claims that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim, while any previously denied claims are generally reviewed for possible rescission prior to any claim payment.

The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated. Recent trends in insurance rescissions and claim denial activity reflect both an overall increase in the number of policies rescinded and claims denied, as well as an increase in the number of rescissions and denials that have been reinstated. This increase in reinstatements is partly due to lenders challenging a greater number of rescissions and denials and the overall challenges being more substantive in nature (i.e. producing new or additional information that supports a reinstatement of coverage or a claim payment).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rescinded policies:
Rescinded	(1,521)	(901)	(4,803)	(3,743)
Reinstated	250	120	593	286
Denied claims:
Denied	(1,148)	(1,335)	(3,972)	(2,137)
Reinstated	633	214	2,886	471
Total net rescissions and denials	(1,786)	(1,902)	(5,296)	(5,123)

The following table shows additional information about our primary loans in default as of the date indicated:

	September 30, 2011
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	$	%
Missed payments:
Three payments or less	21,526	20%	23%	21%	$209,185	8%
Four to eleven payments	30,078	27	50%	44%	666,625	25
Twelve payments or more	59,136	53	66%	53%	1,761,555	67
Total	110,740	100%	53%	45%	2,637,365	100%
IBNR					100,811
LAE and Other					68,651
Total primary reserves					$2,806,827
___________________
(1) Represents the weighted average default to claim rate before consideration of estimated rescissions and denials for each category of defaulted loans. Pending claims are included with a 100% default to claim rate.
(2) Net of estimate of rescissions and denials.
The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves:

	September 30, 2011	December 31, 2010	September 30, 2010
First-lien reserve per default (1)
Primary reserve per default	$25,346	$23,374	$22,780
Pool reserve per default (2)	15,325	17,456	16,456
Total first-lien reserve per default	23,443	22,158	21,536
(1) Calculated as total reserves divided by total defaults.
(2) If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at September 30, 2011, December 31, 2010 and September 30, 2010, would be $26,513, $28,265 and $26,627 respectively.

The following table shows our total net claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Net claims paid (1):
Prime	$180,523	$175,809	$644,738	$465,816
Alt-A	57,244	80,371	220,514	226,432
A minus and below	37,015	44,456	134,394	129,485
Total primary claims paid	274,782	300,636	999,646	821,733
Pool	52,772	4,513	145,471	16,986
Second-lien and other	2,342	46,313	8,961	116,785
Subtotal	329,896	351,462	1,154,078	955,504
Impact of first-lien terminations	—	142,750	38,198	223,099
Impact of captive terminations	—	(22)	(1,166)	(649)
Impact of second-lien terminations	—	—	16,550	10,834
Total net claims paid	$329,896	$494,190	$1,207,660	$1,188,788
Average net claim paid (1) (2):
Prime	$51.3	$41.5	$49.6	$43.6
Alt-A	61.8	54.3	61.1	56.7
A minus and below	43.1	35.0	40.1	37.0
Total average net primary claim paid	51.8	43.0	50.1	45.2
Pool	79.8	77.3	77.1	72.6
Second-lien and other	25.7	43.0	28.0	35.9
Total average net claim paid	$54.4	$45.7	$52.1	$47.1
Average direct primary claim paid (2) (3)	$55.8	$51.8	$55.1	$52.9
Average total direct claim paid (2) (3)	$57.9	$53.7	$56.5	$54.0
__________________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and the terminations of first- and second-lien transactions.

(3)	Before reinsurance recoveries.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans, claim activity has historically reached its highest level in the second through fourth years. Based on these trends, approximately 28.1% and 35.6% of our primary RIF at September 30, 2011, and December 31, 2010, respectively, had not yet reached its expected highest claim frequency years. All of our pool RIF at September 30, 2011, had reached its highest expected claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner and to a significantly greater extent than has been the case historically for our books of business.

The following tables show the states with the highest direct claims paid (measured as of September 30, 2011) and the corresponding percentages of total direct claims paid, and the number of primary mortgage insurance defaults and the corresponding percentage of total defaults, as of and for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2011		2010		2011		2010
States with highest direct claims paid (first-lien):
California	$61,249	18.6%	$160,256	32.4%	$208,611	17.3%	$288,202	24.2%
Florida	45,826	13.9	72,515	14.7	179,317	14.8	174,889	14.7
Arizona	37,239	11.3	41,478	8.4	115,580	9.6	104,778	8.8
Georgia	17,080	5.2	23,294	4.7	64,210	5.3	59,682	5.0
Nevada	20,048	6.1	24,126	4.9	58,908	4.9	68,012	5.7
States with highest number of defaults:
Florida	18,375	16.6%	21,329	16.4%
California	8,748	7.9	11,442	8.8
Illinois	6,700	6.1	7,363	5.7
Georgia	5,477	4.9	6,929	5.3
Ohio	5,280	4.8	5,897	4.5

Claims paid in Florida, California, Arizona, and Nevada account for a disproportionate share of total claims paid, reflecting the significant home price depreciation in those states, larger than average loan balances and the corresponding concentration of RIF in these states.

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

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Reserves for losses by category:
Prime	$1,655,992	$1,607,741	$1,394,997
Alt-A	622,568	687,960	615,279
A minus and below	368,034	413,137	391,945
Reinsurance recoverable (1)	160,233	223,254	559,562
Total primary reserves	2,806,827	2,932,092	2,961,783
Pool	397,919	566,565	523,833
Total first-lien reserves	3,204,746	3,498,657	3,485,616
Second-lien (2)	10,074	26,161	18,468
Other	34	153	97
Total reserve for losses	$3,214,854	$3,524,971	$3,504,181
Modified pool reserves (included in primary reserves above)	$67,601	$87,218	$89,336
Reserve for premium deficiency on second-liens	$4,309	$10,736	$25,399
________________________

(1)	Represents ceded losses on captive transactions and Smart Home. See "Off-Balance Sheet Arrangements" for additional information regarding our Smart Home transactions.

(2)	Does not include second-lien premium deficiency reserve ("PDR").

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2011	2010	2011	2010
First-lien Captives
Premiums ceded to captives (in thousands)	$7,068	$24,392	$21,921	$74,550
% of total premiums	4.1%	11.9%	4.1%	12.2%
NIW subject to captives (in thousands)	$—	$—	$—	$129
% of primary NIW	—%	—%	—%	<1%
IIF (1) subject to captives	9.5%	28.9%
RIF (2) subject to captives	9.3%	30.0%
Persistency (12 months ended)	85.0%	78.9%
_________________________

(1)	Insurance in force ("IIF") on captives as a percentage of total IIF.

(2)	RIF on captives as a percentage of total insurance in force.

Results of Operations—Financial Guaranty
Quarter and Nine Months Ended September 30, 2011 Compared to Quarter and Nine Months Ended September 30, 2010
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Net income (loss)	$225.8	$187.2	20.6%	$799.5	$(241.2)	n/m
Net premiums written—insurance	0.1	0.4	(75.0)	(9.4)	(9.2)	2.2%
Net premiums earned—insurance	16.2	22.2	(27.0)	57.7	66.6	(13.4)
Net investment income	17.1	19.9	(14.1)	51.5	59.0	(12.7)
Net gains on investments	28.4	31.9	(11.0)	64.9	83.9	(22.6)
Change in fair value of derivative instruments	125.8	223.0	(43.6)	558.5	(378.5)	n/m
Net gains (losses) on other financial instruments	78.1	11.5	n/m	156.6	(115.1)	n/m
Other income	—	0.1	n/m	0.2	0.3	(33.3)
Provision for losses	(27.0)	(3.4)	n/m	(20.0)	18.9	n/m
Policy acquisition costs	3.6	4.6	(21.7)	13.3	13.7	(2.9)
Other operating expenses	9.2	11.4	(19.3)	33.3	39.5	(15.7)
Interest expense	12.1	6.2	95.2	35.2	21.6	63.0
Income tax expense (benefit)	42.1	102.6	(59.0)	28.1	(136.3)	n/m
 __________________________
n/m – not meaningful
Net Income (Loss).   Our financial guaranty segment results for the three months ended September 30, 2011, compared to the same period of 2010, reflect lower income tax expense, a larger decrease in the provision for losses, and an increase in gains on other financial instruments, partially offset by lower unrealized gains in the change in fair value of derivative instruments. The results for the nine months ended September 30, 2011, reflect significant unrealized gains in the change in fair value of derivative instruments and gains in other financial instruments compared to unrealized losses on both items for the comparable period of 2010, and a reduction in the provision for losses. There was also a large income tax benefit for the nine months ended September 30, 2010, compared to income tax expense during the comparable period in 2011.

Net Premiums Written and Earned.   Net premiums written for the nine months ended September 30, 2011, reflect a reduction in premiums written as a result of the April 2011 Reinsurance Commutation, which was partially offset by the foreign exchange impact related to installments on non-derivative financial guaranty policies. Net premiums written for the nine months ended September 30, 2010, reflect the impact of a commutation, a policy cancellation and the foreign exchange impact referred to above. Net premiums earned for the three and nine months ended September 30, 2011, were impacted by a lower amount of refundings than in the comparable periods of 2010. Net premiums earned for the nine months ended September 30, 2011, were also positively impacted by the April 2011 Reinsurance Commutation, which accelerated premiums earned in the second quarter of 2011.
The following table shows the breakdown of premiums earned by our financial guaranty segment's various products for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Net premiums earned:
Public finance direct	$9,708	$12,603	$29,124	$40,836
Public finance reinsurance	5,238	7,826	21,304	20,935
Structured direct	399	895	1,781	2,055
Structured reinsurance	875	882	2,639	2,729
Trade credit reinsurance	(1)	—	40	51
Total premiums earned—insurance	$16,219	$22,206	$54,888	$66,606
Impact of commutations	—	—	2,829	(17)
Total net premiums earned—insurance	$16,219	$22,206	$57,717	$66,589
Refundings included in total net premiums earned	$4,597	$8,602	$18,728	$28,340
Net Investment Income.   Our financial guaranty net investment income decreased for the three and nine months ended September 30, 2011, compared to the same periods of 2010, primarily due to the shift from higher yielding securities in our investment portfolio to lower yielding investments, as well as a decline in our total investment balance due to negative cash flows. Both periods include an allocation to the financial guaranty segment of net investment income based on allocated capital.
Net Gains on Investments.   The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net unrealized gains related to change in fair value of trading securities	$6.1	$14.2	$51.0	$46.9
Net realized gains on sales	22.3	17.7	13.9	37.0
Net gains on investments	$28.4	$31.9	$64.9	$83.9
During the second quarter of 2011, we sold our portfolio of Tobacco Bonds, as discussed above, resulting in a $32.0 million realized loss in our financial guaranty segment, which impacted our results for the nine months ended September 30, 2011. These losses were more than offset by gains on sales of other securities in our trading portfolio.
Change in Fair Value of Derivative Instruments.   The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net premiums earned—derivatives	$10.3	$11.4	$31.7	$35.2
Financial Guaranty credit derivatives	120.1	223.7	536.6	(384.6)
Financial Guaranty VIE derivatives	(4.5)	(5.2)	(9.4)	(15.9)
Put options on CPS	(0.1)	(6.9)	(0.4)	(13.2)
Change in fair value of derivative instruments	$125.8	$223.0	$558.5	$(378.5)

The results for the three and nine months ended September 30, 2011 and 2010, were impacted by the movement of Radian Group's five-year CDS spread, which widened by 1,270 and 1,773 basis points, respectively, in the third quarter and first nine months of 2011, compared to spread tightening of 76 and 905 basis points, respectively, in the comparable periods of 2010. The widening of Radian's spread was the dominant driver of the gains in 2011. It increased the benefit of the credit quality adjustment required under the accounting standard for fair value and resulted in a positive impact across the entire derivatives portfolio. Although our spread tightened slightly in the third quarter of 2010, the unrealized gain in the third quarter of 2010 was primarily due to the significant tightening of underlying credit spreads on our insured corporate CDOs and CMBS, which reduced the fair value of our derivative liabilities. During the nine months ended September 30, 2010, our CDS spread tightened, and credit spreads on our insured corporate CDOs widened, causing unrealized losses.
Net Gains (Losses) on Other Financial Instruments.   The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Gain (loss) related to change in fair value of Financial Guaranty VIE debt	$89.0	$12.8	$116.0	$(113.0)
Gains (loss) related to other Financial Guaranty VIE assets	(10.3)	3.8	8.0	14.6
Gain on the repurchase of long-term debt	—	—	—	2.0
Losses related to CPS VIE	—	(5.1)	—	(18.7)
Foreign currency gain related to the liquidation of a foreign subsidiary	—	—	39.6	—
Other	(0.6)	—	(7.0)	—
Net gains (losses) on other financial instruments	$78.1	$11.5	$156.6	$(115.1)
The results for the three and nine months ended September 30, 2011 and 2010, were mainly impacted by gains and losses on financial guaranty VIE debt that resulted from the movement of Radian Group's CDS spread (discussed above). Also impacting our results for the nine months ended September 30, 2011 was the liquidation of RAAL in the second quarter of 2011, which resulted in the realization of $39.6 million of previously unrealized foreign currency translation gains that were included in other comprehensive income.
Provision for Losses.   During the third quarter of 2011, we reduced reserves due to a decrease in loss estimates on specific credits in all lines of business, which resulted in a decrease in the provision for losses for the three and nine months ended September 30, 2011. The majority of the decrease in both periods of 2011 was attributable to a reduction in reserves related to one of our assumed public finance credits due to our determination that there was a higher probability of a negotiated resolution and a lower probability of the trustee accelerating the bonds (which would have caused an increase in new paid claims). For the nine months ended September 30, 2011, there was also a $3.3 million reduction in incurred losses as a result of the April 2011 Reinsurance Commutation. The provision for losses for the third quarter of 2010 resulted from loss development in the public finance lines of business, while the provision for losses for the first nine months of 2010 resulted from general loss development in all financial guaranty lines of insurance business.
Other Operating Expenses.   The decrease in other operating expenses for the three and nine months ended September 30, 2011, compared to the same periods of 2010, resulted from a decrease in employee and director compensation associated with our stock-based compensation programs and a decrease in other licensing and fees.
Interest Expense.    The results for 2011 were impacted by an increase in the allocation of interest expense to our financial guaranty segment, which is based on its relative GAAP equity.
Income Tax Expense (Benefit).   The income tax expense for the three and nine months ended September 30, 2011, was impacted by the liquidation of a foreign subsidiary and a decrease in the valuation allowance against our DTA due to results from continuing operations. The income tax expense for the three months ended September 30, 2010, and the income tax benefit for the nine months ended September 30, 2010, were mainly related to tax-exempt interest income, state and foreign taxes and tax expense relating to uncertain income tax positions.

Financial Guaranty General Claims and Reserve for Losses
The following table shows financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Claims Paid:
Financial guaranty	$2,257	$32,298	$5,692	$57,496
Trade credit reinsurance	82	(6)	343	1,078
Total	$2,339	$32,292	$6,035	$58,574

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Reserve for Losses:
Financial guaranty	$41,492	$67,446	$84,341
Trade credit reinsurance	4,210	4,318	4,451
Total	$45,702	$71,764	$88,792
Financial Guaranty Exposure Information
The following tables show the distribution of the financial guaranty segment's net par outstanding, by type of exposure, as a percentage of financial guaranty's total net par outstanding and the related net claim (asset) liability and fair value net (asset) liability as of the dates indicated:

	September 30, 2011
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported	$16.2	22.5%	$3.0	$0.3
Healthcare and long-term care	5.6	7.8	15.9	0.6
Water/sewer/electric gas and investor-owned utilities	3.7	5.2	18.2	1.2
Airports/transportation	3.6	5.0	0.4	11.6
Education	2.4	3.3	(14.0)	0.1
Escrowed transactions (4)	1.6	2.2	—	—
Housing	0.3	0.4	0.4	—
Other municipal (5)	0.9	1.3	(7.9)	1.0
Total public finance (6)	34.3	47.7	16.0	14.8
Structured finance:
CDO	36.3	50.5	1.7	192.9
Asset-backed obligations	1.0	1.4	23.8	12.4
Other structured (7)	0.3	0.4	—	(1.2)
Total structured finance	37.6	52.3	25.5	204.1
Total	$71.9	100.0%	$41.5	$218.9

	December 31, 2010
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported	$17.5	22.2%	$(0.3)	$0.4
Healthcare and long-term care	6.2	7.9	18.1	(0.6)
Water/sewer/electric gas and investor-owned utilities	4.2	5.3	30.0	2.3
Airports/transportation	3.9	4.9	2.7	45.4
Education	2.6	3.3	(10.4)	0.3
Escrowed transactions (4)	1.9	2.4	—	—
Housing	0.3	0.4	0.3	—
Other municipal (5)	1.1	1.4	(3.5)	0.7
Total public finance (6)	37.7	47.8	36.9	48.5
Structured finance:
CDO	39.6	50.3	1.2	825.9
Asset-backed obligations	1.1	1.4	29.3	20.4
Other structured (7)	0.4	0.5	—	(1.3)
Total structured finance	41.1	52.2	30.5	845.0
Total	$78.8	100.0%	$67.4	$893.5
____________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

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

(6)
Includes $3.4 billion and $3.8 billion at September 30, 2011 and December 31, 2010, respectively, of international public finance insured obligations (which includes sovereign debt), of which $127.9 million and $118.0 million at September 30, 2011, and December 31, 2010, respectively, of such obligations were in five Stressed Eurozone Countries. We had no exposure to Ireland at either September 30, 2011, or December 31, 2010.

(7)
Represents other types of structured finance obligations, including DPRs, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of certain financial guaranty transactions. For each of these transactions, we anticipate that we will likely be required to make cumulative claim payments in excess of $25 million. The following information should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2010:

•
We have provided credit protection on the senior-most tranche of a CDO of ABS transaction (the "CDO of ABS" or "Insured CDO") with $450.6 million net par outstanding at September 30, 2011. The underlying collateral consists predominantly of mezzanine tranches of mortgage-backed securities ("MBS”). As of September 30, 2011, $382.5 million (or 89.6%) of the underlying collateral was rated BIG by at least one rating agency, of which $265.9 million (or 62.3%) of the underlying collateral had defaulted. In October 2011, due to continued collateral deterioration, Standard & Poor's Rating Service ("S&P") lowered their rating on this transaction to D. The ratings on this transaction remain CC internally and Ca by Moody's Investor Service ("Moody's”).

As previously disclosed, due to the structure of the Insured CDO, we do not expect to pay claims related to shortfalls in principal payments for this transaction until sometime between 2036 and the legal final maturity date for the transaction in 2046.  Although losses for this transaction are difficult to estimate, we continue to believe that absent a commutation of our exposure or other successful loss mitigation, our ultimate claim payments with respect to principal payments for this transaction will be an amount that is substantially all of our total net par outstanding.  Also as previously disclosed, however, due to the substantial deterioration of the underlying collateral for this transaction, the Insured CDO was highly susceptible to defaulting on interest payments in the immediate future.
According to the most recent trustee report for this transaction, the Insured CDO experienced an approximately $36 thousand interest shortfall as of November 3, 2011. As a result of this interest shortfall, we currently expect to establish a reserve for this transaction in the fourth quarter of 2011 for statutory accounting purposes.  Because Radian Asset Assurance is a direct subsidiary of Radian Guaranty, any statutory reserve established by Radian Asset Assurance has a direct, negative impact on the statutory capital position and risk-to-capital ratio of Radian Guaranty.  Based on our estimates, we currently expect that establishing a statutory reserve for the Insured CDO will negatively impact Radian Guaranty's statutory capital in the fourth quarter of 2011 in an amount between $88 million and $109 million. Had this event occurred in the third quarter of 2011(assuming a statutory impact of $109 million), Radian Guaranty's risk-to-capital ratio would have remained below 25 to 1 at approximately 24.2 to 1 as of September 30, 2011. We continue to explore loss mitigation alternatives with respect to this transaction, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.
Under accounting principles generally accepted in the United States (“GAAP”), the Insured CDO constitutes a variable interest entity (“VIE”); and therefore, we consolidate the assets and liabilities of this VIE and have elected to record them at fair value. As such, our fair value liability associated with this transaction is included in VIE debt on our balance sheets. Because the interest shortfall discussed above has not significantly altered our cash flow projections for this transaction, we do not expect that the interest shortfall will have a significant impact on our GAAP related fair value liability for the Insured CDO.

•
We have reinsured several primary financial guaranty insurers' obligations with respect to $227.6 million in net par outstanding at September 30, 2011, related to Jefferson County, Alabama (the "County”) sewer bonds (the "Obligations"). We began paying claims related to the Obligations in 2008, and have paid $20.8 million of claims, net of salvage, on this transaction through September 30, 2011. The County's sewer system operations have generated sufficient revenues since the beginning of 2009 to pay interest on its outstanding debt, as well as regularly scheduled annual installments of principal in February of 2010 and 2011, primarily due to historically low prevailing interest rates on the County's variable rate obligations. However, we believe a number of factors continue to adversely affect the performance of our insured obligations, including the County's highly leveraged capital position, the sub-par performance of the sewer facilities and the possibility that the County will be unable to generate sufficient revenues to make regularly scheduled payments of principal and interest on the Obligations if interest rates increase.

The County is suffering from a liquidity crisis occasioned, in part, by court decisions invalidating an occupational tax, which contributed approximately $70 million (or one-third of the County's operating revenues) to finance the County's operations unrelated to the sewer system operations. If the County were unable to replace these tax revenues, an additional strain would be placed on the County's finances. Currently, the County cannot raise taxes or fees without state approval and the majority of its tax revenues are for specific purposes. County officials have stated publicly that the failure to replace the tax would leave the County with no choice but to file for bankruptcy.

On September 16, 2011, the County voted to accept an agreement in principle that, if implemented, would result in the refinancing of the County's sewer bonds by July 2012, and the settlement of outstanding claims and litigation with respect to the outstanding bonds. The agreement would provide for the refinancing of approximately $2.1 billion of the $3.2 billion in bonds outstanding, with banks, and to a lesser extent, existing bondholders and guarantors, contributing the difference. The agreement in principle is, and the definitive agreement is expected to be, subject to the satisfaction of numerous conditions, including the enactment of a series of legislative measures by the Alabama State legislature designed to support the refinancing. As part of the agreement, the County would agree to the implementation of phased-in sewer utility rate increases. It has been reported that the County would seek legislative assistance in addressing its fiscal challenges resulting from the loss of its occupational tax in the same session where the sewer refinancing legislation would be considered. The Governor of Alabama has not yet called a special session for this purpose. We cannot provide any assurance that the parties will reach a definitive agreement, and if they do, that all the conditions required for its implementation will be satisfied.  The failure of the parties to reach a definitive agreement or to implement such an agreement could result in the County filing for bankruptcy.
While the full potential impact of a bankruptcy filing is uncertain at this time, if the County were to file for bankruptcy, the trustee for a portion of the Obligations, would have the right to accelerate their payment. This would likely result in direct claims of up to $9.6 million of our reinsurance exposure.
As of September 30, 2011, we had an $11.2 million potential claim liability for all of our exposure on this transaction.

•
We have provided direct credit protection on 15 directly insured senior bonds ("TruPs bonds") issued pursuant to TruPs CDOs. We provide credit protection on these TruPs bonds through 19 separate CDS contracts, meaning that with respect to four of the TruPs bonds we insure, we entered into two separate CDS contracts (each with a different counterparty) covering the same TruPs bond. Our total aggregate net par outstanding related to the TruPs bonds was $1,932.0 million as of September 30, 2011, which is an 8.8% decrease from December 31, 2010. Many issuers of the TruPs collateral underlying our insured obligations continue to be negatively affected by the most recent U.S. economic recession and slow recovery, and as a result, have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Recently, however, the cures of previous defaults or deferrals of interest payments on the TruPs collateral has outpaced initial defaults and/or deferrals. As of September 30, 2011, $1.1 billion of our net par outstanding to directly insured senior TruPs bonds was internally rated BIG. The fair value liability of our directly insured TruPs transactions, which are accounted for as derivatives, was $32.4 million as of September 30, 2011.

One of our insured TruPs bonds with $111.5 million of net par outstanding as of September 30, 2011, experienced interest shortfalls from October 2009 through April 2011, which was an event of default under this TruPs bond. We paid an aggregate of $0.7 million in interest shortfall claims in respect of this TruPs bond through July 2011. In July 2011, this event of default cured as a result of excess cash flows that became available from collateral prepayments. All interest shortfall claims have been repaid to us through excess cash flows and the outstanding principal was reduced by $4.4 million in the third quarter of 2011. Notwithstanding this cure, we may be required to pay additional interest shortfall claims on this TruPs bond in the future. If this were to occur, we may be required to pay a liquidity claim (as discussed in "Liquidity and Capital Resources—Financial Guaranty" below) on this CDS contract. We believe that we will be required to pay aggregate principal claims upon this bond's maturity in 2036 totaling a significant amount of the current net par outstanding for this bond.
In addition, we also expect to pay principal claims, upon its maturity in 2040, on one other TruPs bond with an aggregate of $107.6 million in net par outstanding as of September 30, 2011. We expect our principal claim payments for this TruPs bond to be a significant amount of the current net par outstanding for this bond.
It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make principal and interest payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and difficult to predict. We continue to explore loss mitigation alternatives with respect to the TruPs bonds for which we expect to pay principal claims, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.

Results of Operations—Financial Services
Nine months Ended September 30, 2010
The following table shows a summary of the results of operations for our financial services segment for the period indicated:

(In thousands)	Nine Months Ended September 30, 2010
Equity in net income of affiliates—Sherman	$14,590
Gain on sale of affiliate—Sherman	34,815
Net income	32,023
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
Smart Home
In 2004, we developed a program referred to as "Smart Home," for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. We exercised our option to terminate two of these transactions in March 2011, with RIF of approximately $41 million. Details of the two remaining transactions (aggregated) as of the initial closing of each transaction and as of September 30, 2011, are as follows:

	Initial	As of September 30, 2011
Pool of mortgages (par value)	$ 12.2 billion	$ 3.4 billion
Risk in force (par value)	$ 3.1 billion	$ 0.8 billion
Notes sold to investors/risk ceded (principal amount)	$534.0 million	$412.0 million
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
In June 2011, Radian Guaranty entered into a second excess-of-loss reinsurance agreement with Radian Insurance Inc. in order to further support Radian Guaranty's capital position. Under this agreement, Radian Guaranty transferred approximately $2 billion of risk in force to Radian Insurance Inc. This pool of loans generally consists of loans originated after 2008 and contains a higher concentration of fixed-rate, prime, high FICO loans than our overall mortgage insurance portfolio.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group's principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses (which are reimbursable through expense-sharing arrangements with our subsidiaries); (ii) interest payments on our outstanding long-term debt (which are reimbursable through expense-sharing arrangements with our subsidiaries); (iii) payments to our insurance subsidiaries under our tax-sharing agreement; (iv) potential capital support for our mortgage insurance subsidiaries; and (v) the payment of dividends on our common stock.
Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $726.4 million at September 30, 2011, which includes $150 million of investments contained in our CPS custodial trusts as discussed below. In October 2011, Radian Group paid approximately $84 million to its subsidiaries under its tax-sharing agreement. In addition, in the fourth quarter of 2011, Radian Group contributed approximately $50.6 million to its mortgage insurance subsidiaries to support their capital positions, as further discussed below.
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
At September 30, 2011, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position, and determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including coupon rate interest payments on our long-term debt. Payments of such corporate expenses for the next 12 months, other than interest payments, are expected to be approximately $57.2 million, which are reimbursable by our subsidiaries. For the same period, payments of interest on our long-term debt are expected to be approximately $41.0 million, which also are expected to be fully reimbursed by our subsidiaries. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. Approximately $37.6 million of future expected corporate expenses and interest expense (approximately $19.3 million for the next 12 months) has been accrued for and paid by certain subsidiaries to Radian Group as of September 30, 2011, and therefore, is reflected in the total unrestricted cash and liquid investments held by Radian Group as of September 30, 2011. A portion of these previously reimbursed expenses (approximately $19.6 million) relate to performance based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group.

Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code ("IRC") had such subsidiary filed its federal tax return on a separate company basis. During October 2011, Radian Group paid approximately $77 million to Radian Guaranty, which was the maximum amount required to be paid under the tax-sharing agreement. Radian Group was also obligated to make tax-sharing payments during October 2011 of approximately $7 million to other subsidiaries within our consolidated group. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement.
As of the balance sheet dates, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses ("NOLs") that could not be fully utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse them for these unutilized tax losses. However, if in a future period, any of these subsidiaries generate taxable income such that they are able to realize their individual NOL carryforward under the IRC, then we may be obligated under the tax-sharing agreement to fund such subsidiary's portion of its NOL that has been previously utilized on a consolidated group tax return basis. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
Capital Support for Subsidiaries.  In light of on-going losses in our mortgage insurance business and the impact of the statutory reserve we currently expect to establish in the fourth quarter of 2011 for the Insured CDO, as discussed above, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty's ability to continue writing insurance in those states that impose certain risk-based capital requirements. In November 2011, Radian Group contributed approximately $30 million to Radian Guaranty to maintain Radian Guaranty's compliance with the risk-based capital requirements in two states. Radian Guaranty's risk-to-capital ratio was approximately 21.4 to 1 as of September 30, 2011, after giving effect to the $30 million contribution. In October 2011, Radian Group contributed approximately $20.6 million to Commonwealth Mortgage Assurance Company of Texas ("CMAC of Texas") to satisfy the minimum capital requirements required in Texas, its domiciliary state. Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations, by the GSEs or the rating agencies. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. For additional information regarding our efforts to manage the capital position of our mortgage insurance subsidiaries, including the potential impact on our liquidity position, see "Risk Factors—Losses in our mortgage insurance business have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty." in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Dividends.   Our quarterly common stock dividend is $0.0025 per share. Assuming that our outstanding common stock remains constant at 133,194,174 shares (the number of shares outstanding at September 30, 2011), we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.
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
Radian Group—Long-Term Liquidity Needs
Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million in principal amount due in each of 2013 and 2015, and $450 million in principal amount due in 2017. We may, from time to time, seek to redeem or repurchase, prior to maturity, some or all of our outstanding debt in the open market, through private transactions or otherwise, as circumstances may allow. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs.
We expect to meet the long-term liquidity needs of Radian Group with a combination of (i) available cash and marketable securities, including $150 million held in the CPS trust fund accounts, (ii) additional potential private or public issuances of debt or equity securities, (iii) potential cash received under tax- and expense-sharing arrangements with our subsidiaries, (iv) the potential sale of assets, and (v) dividends from our subsidiaries, to the extent available. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
Mortgage Insurance
The principal liquidity requirements of our mortgage insurance business include the payment of claims, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business are capital contributions from Radian Group, insurance premiums, net investment income, and cash dividends from Radian Asset Assurance. Our mortgage insurance business has incurred significant losses over the past four years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that any shortfall can be funded from sales of marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments.
As of September 30, 2011, Radian Asset Assurance maintained claims paying resources of $2.1 billion, including statutory surplus of approximately $1.0 billion. In June 2011, Radian Asset Assurance paid an ordinary dividend of $53.4 million to Radian Guaranty. We expect that Radian Asset Assurance will continue to have capacity to pay ordinary dividends to Radian Guaranty in 2012 and 2013, although these dividends are expected to be at or below the 2011 level.
The amount, if any, and timing of Radian Asset Assurance's dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory capital would also likely reduce Radian Asset Assurance's capacity to pay dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the New York State Insurance Department.

Financial Guaranty
The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes, and dividends to Radian Guaranty. As of September 30, 2011, Radian Asset Assurance had an aggregate of $803.2 million net par outstanding with respect to seven TruPs bonds issued under eight CDS contracts pursuant to which Radian Asset Assurance could be required under certain circumstances to pay to the counterparty the outstanding par amount of the insured TruPs bonds (a "liquidity claim"). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2015 and 2017, but will automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDO) unless terminated by the counterparty. If Radian Asset Assurance is required to pay a liquidity claim, the counterparty would be obligated under the CDS to either deliver the insured TruPs bond to Radian Asset Assurance or to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond.
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
Reconciliation of Net Income (Loss) to Cash Flows from Operations
The following table reconciles net income (loss) to cash flows used in operations for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2011	2010
Net income (loss)	$423,689	$(673,250)
Change in loss and LAE reserves	(281,735)	247,943
Change in second-lien PDR	(6,427)	42
Deferred tax expense (benefit)	493	(326,289)
Depreciation and amortization, net	49,169	20,990
Change in unearned premiums	(57,108)	(115,390)
Change in deferred policy acquisition costs	9,364	13,804
Net payments related to derivative contracts and VIE debt (1)	(102,196)	(265,847)
Equity in earnings of affiliates	(65)	(14,668)
Distributions from affiliates (1)	—	29,498
Net (gains) losses on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(882,806)	323,281
Change in reinsurance recoverables	77,549	41,709
Cash paid for commutations, terminations and recaptures (1)	(54,225)	(235,929)
Gain on sale of affiliate	—	(34,815)
Change in other assets	52,705	12,920
Change in accounts payable and accrued expenses	5,473	28,533
Cash flows used in operating activities	$(766,120)	$(947,468)
__________________

(1)	Cash item.

Cash flows used in operating activities decreased for the first nine months of 2011 as compared to the same period of 2010, as a result of a decrease in payments related to commutations, terminations and recaptures, and decreased payments related to derivative contracts and our VIE debt.

Stockholders' Equity
Stockholders' equity was $1,288.4 million at September 30, 2011, compared to $859.8 million at December 31, 2010. The increase in stockholders' equity resulted primarily from our net income of $423.7 million for the first nine months of 2011.
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
On August 25, 2011, S&P published its updated methodologies and assumptions for rating bond insurers, which significantly re-calibrated its bond insurance criteria. The new criteria, among other things, increases capital requirements, especially to obtain S&P's highest ratings, and adds a new leverage test. As a result of these more stringent ratings criteria, S&P anticipates that its updated methodologies and assumptions will negatively impact the financial strength ratings of certain financial guaranty insurance companies. We are evaluating the impact the updated methodologies and assumptions for rating bond insurers will have on us, but anticipate that they could result in a lowering of Radian Asset Assurance's financial strength ratings and could adversely affect our ability to utilize the FG Insurance Shell we acquired in June 2011. S&P expects any rating changes to occur after its review of third quarter 2011 financial statements, but no later than November 30, 2011.

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

Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
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
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments are made to loss reserves as defaulted loans age, and therefore, are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates as a result of the aged status of the defaulted loan. However, in light of existing foreclosure backlogs and efforts to increase loan modifications among defaulted borrowers, significant uncertainty remains today with respect to the ultimate resolution of later stage defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures (historically, a large percentage of defaulted loans have cured), the reserve for that loan is removed from the reserve for losses and LAE.
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
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 42% at September 30, 2011, compared to 40% at December 31, 2010. The increase from December 31, 2010, to September 30, 2011, was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our default inventory as of September 30, 2011. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of September 30, 2011, our default to claim rate estimate, net of our estimate for insurance rescissions and claims denials, ranged from 19% for insured loans that had missed two to three monthly payments, to 51% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.
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
We considered the sensitivity of first-lien loss reserve estimates at September 30, 2011, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at September 30, 2011), we estimated that our loss reserves would change by approximately $94 million at September 30, 2011. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at September 30, 2011), we estimated that our loss reserves would change by approximately $7 million at September 30, 2011. For every one percentage point change in our overall default to claim rate (which we estimate to be 42% at September 30, 2011, including our assumptions related to rescissions and denials), we estimated a $69 million change in our loss reserves at September 30, 2011.

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
Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment, the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of September 30, 2011, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent with those rates observed during the fourth quarter of 2010, for the next twelve months, and then gradually return to normal historical levels over the subsequent three years.

For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of September 30, 2011. Expected losses are based on an assumed paid claim rate of approximately 12.3% on our total first-lien insurance portfolio (6.8% on performing loans and 42.4% on defaulted loans). Assuming all other factors remained constant, a 10% change in our overall default to claim rate as applied at the loan level on defaulted loans (with a maximum claim rate of 100% on pending claims) would result in an increase in our default to claim rate from 42.4% at September 30, 2011, to 45.7%. This increase in our default to claim rate would increase our expected losses by approximately $189 million, and have a negative effect on our projected premium excess. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
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
Evaluating the expected profitability of our existing mortgage insurance business and the need for a premium deficiency reserve for our first-lien business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a premium deficiency reserve may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. We cannot be certain that we have correctly estimated the expected profitability of our existing first-lien mortgage portfolio or that the second-lien PDR established will be adequate to cover the ultimate losses on our second-lien business.
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be exchanged to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty, or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may arise between the Company's recorded fair value and the settlement or termination value with a counterparty. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our consolidated statements of operations in the period in which the transaction occurs. We have included the additional disclosures required by the update to the accounting standard regarding fair value measurements and disclosures pertaining to the reconciliation of Level III fair value measurements. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.
When determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk. Our CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default. As our CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities.
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

Level I	— Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II	— Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities; and

Level III	— Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The level of market activity used in determining the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy.
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2011, our total Level III assets were approximately 4.8% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
Available for sale securities, trading securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value as described in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements. All derivative instruments and contracts are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments, and certain other assets are included in our consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income (loss).
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
We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and more relevant inputs or projections become available that we believe would represent the view of a typical market participant, we change to an approach that is based on that more relevant available information. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, in which very few, if any, contracts are being traded or originated. In very limited recent instances, we have negotiated terminations of financial guaranty contracts with our counterparties and believe that such terminations provide relevant data with respect to validating our fair value estimates and such data has been generally consistent with our fair value estimates.
Our derivative liabilities valuation methodology incorporates our own non-performance risk by including our observable CDS spread as an input into the determination of the fair value of our derivative liabilities. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange or negotiated termination. Our derivative liability valuation is not counterparty specific and is intended to estimate the average exchange price between typical participants. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts or negotiated terminations. In a negotiated termination, certain factors unique to the counterparty may have a greater impact on the amount exchanged than in an estimated fair value amount between typical market participants, and another market participant could have materially different views given the level of judgment associated with the valuation.

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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default, and (2) 86% of the aggregate net par outstanding of our corporate CDO transactions (as of September 30, 2011) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. In these circumstances (approximately 15% as of September 30, 2011), we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject to immediate termination are in a derivative asset position. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. In approximately 37% of our corporate CDO contracts as of September 30, 2011, we also cap the total estimated fair value of the contracts at zero, such that none of the contracts subject are in a derivative asset position. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.

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
The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $450.6 million at September 30, 2011. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of September 30, 2011, was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.
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
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the "primaries") of the underlying credits, including the primaries' fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of September 30, 2011, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries' valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries' models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries' valuations by (1) reviewing the primaries' publicly available information regarding their mark-to-market processes, including methodology and key assumptions, and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $130.3 million; however, we do not currently expect to pay any claims related to these two VIEs. At September 30, 2011, we recorded $96.8 million of other assets, $96.4 million of VIE debt and $0.4 million of accounts payable and accrued expenses associated with these two VIEs.

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
Changes in expected principal credit losses on NIMS could impact our fair value estimate. The gross expected principal credit losses were $37.1 million as of September 30, 2011, which is our best estimate of settlement value at that date and represents substantially all of our total RIF. The recorded fair value of our total net liabilities related to NIMS as of September 30, 2011, was $26.3 million, of which $4.9 million relates to derivative assets and $31.2 million relates to debt of the NIMS VIE trusts, all of which are consolidated. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $10.8 million less than the expected principal credit losses. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.
Put Options on CPS and Consolidated CPS VIE Debt
The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. Subsequent to our tender and purchase of the majority of the securities of two of the three trusts to which our put options relate, we consolidated the assets and liabilities of those two trusts effective January 1, 2010. We purchased substantially all of the securities issued by the remaining trust, and we consolidated the assets and liabilities of that trust during 2010. As of September 30, 2011, there is no consolidated CPS VIE debt because we own approximately 100% of all three trusts and, as such, the put options on CPS are eliminated in consolidation as well.
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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of September 30, 2011, we have determined that we are the primary beneficiary of our NIMS transactions, our CPS transactions and certain financial guaranty structured transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
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
We record an other-than-temporary impairment on a security if we intend to sell the impaired security or if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of cash flows we expect to collect is less than the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities that are other-than-temporarily impaired are separated into: (i) the portion of loss that represents the credit loss, and (ii) the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security.

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
In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year of 2011, we booked our income tax expense (benefit) based on actual results of operations as of September 30, 2011.
Recent Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Currently, acquisition costs are defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs may result in additional expenses being charged to earnings immediately rather than being deferred. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.

In September 2011, the FASB issued an update to the accounting standard regarding intangibles—goodwill and other. This update gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test required by the accounting standard regarding intangibles—goodwill and other is not required. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.
In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update eliminates the current presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.
In May 2011, the FASB issued an update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (1) clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.
We have adopted the accounting standard updates requiring additional disclosures regarding the reconciliation of Level III fair value measurements for interim and annual periods beginning after December 15, 2010. We have updated our 2010 disclosures to be consistent with the 2011 disclosure. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at September 30, 2011 and December 31, 2010, was $5.9 billion and $6.6 billion, respectively, of which 90% and 91%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At September 30, 2011, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $204.2 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $277.8 million. At September 30, 2011, the average duration of the fixed-income portfolio was 5.1 years compared to 4.2 years at December 31, 2010.
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
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of September 30, 2011. These changes were calculated using the valuation methods described in "Critical Accounting Policies—Fair Value of Financial Instruments" above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group's five-year CDS spread was 22.38% at September 30, 2011. Radian Group's five-year CDS spread is an illustration of the market's view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument. Although the CDS spreads reflect the market view of our non-performance risk, this magnitude of widening should not be interpreted as a proportional increase in our non-performance risk. The non-performance risk is commonly measured by default probability, which rises as the spread widens. Radian Group's five-year CDS spread at September 30, 2011, implies a market view that there is a 79% probability that Radian Group will default in the next five years, as compared to a 32% implied probability of default at December 31, 2010.

NIMS related ($ in millions)
Weighted average credit spread	42.93%
Fair value of net liabilities (1)	$26.3
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of NIMS credit spreads	0% change in NIMS credit spreads	10% widening of NIMS credit spreads
50% tightening of Radian Group's CDS spread	$3.2	$3.2	$3.2
0 basis points change in Radian Group's CDS spread	—	—	—
50% widening of Radian Group's CDS spread	(2.1)	(2.0)	(2.0)
_______________________

Corporate CDOs ($ in millions)
Weighted average credit spread	1.51%
Fair value of net liabilities	$9.1
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$79.1	$915.0	$104.2
0 basis points change in Radian Group's CDS spread	(1.5)	—	2.2
50% widening of Radian Group's CDS spread	(5.8)	(5.5)	(4.7)
_______________________

Non-Corporate CDO related (2) ($ in millions)
Weighted average credit spread	2.73%
Fair value of net liabilities (3)	$194.7
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$147.3	$174.4	$197.1
0 basis points change in Radian Group's CDS spread	(12.7)	—	11.4
50% widening of Radian Group's CDS spread	(79.0)	(72.4)	(66.7)
_______________________
(1) Includes VIE debt of $31.2 million and NIMS derivative assets of $4.9 million.
(2) Includes TruPs, CDOs of CMBS, CDOs of ABS and other non-corporate CDOs.
(3) Includes net VIE liabilities of $65.9 million and net derivative liabilities of $128.8 million.

Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.

Foreign Exchange Rate Risk
We analyzed our currency exposure as of September 30, 2011, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were measured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $12.0 million as of September 30, 2011.
At September 30, 2011, we held approximately $36.5 million of investments denominated in Euros. The value of the Euro against the U.S. dollar was 1.34 at December 31, 2010, and September 30, 2011, however the value of the Euro against the U.S. dollar weakened from the June 30, 2011 value of 1.45. At September 30, 2011, we held approximately $56.2 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0123 at December 31, 2010, to 0.0130 at September 30, 2011.

Equity Market Price
At September 30, 2011, the market value and cost of the equity securities in our investment portfolio were $321.1 million and $341.4 million, respectively. Included in the market value and cost of our equity securities is $157.4 million and $181.4 million, respectively, classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $32.1 million as of September 30, 2011.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2011 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
On June 26, 2008, we filed a complaint for declaratory judgment in the U.S. District Court for the Eastern District of Pennsylvania, naming IndyMac Bank (“IndyMac”), Deutsche Bank National Trust Company (“Deutsche Bank”), Financial Guaranty Insurance Company (“FGIC”), Ambac Assurance Corporation (“Ambac”) and MBIA Insurance Corporation (“MBIA”) as defendants. The suit involved three of our pool policies covering second-lien mortgages, entered into in late 2006 and early 2007, with respect to loans originated by IndyMac. We were in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We alleged that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability for all three pool policies was approximately $77 million and represented the aggregate risk in force related to these policies. In March 2009, FGIC, Ambac, and MBIA served us with demands to arbitrate certain issues relating to the same three pool policies that were the subject of our declaratory judgment complaint. In July 2009, the court declined to dismiss our declaratory judgment action, but stayed the action to permit the arbitrations to proceed first. As previously disclosed, between August 2009 and June 2011, we settled our disputes with Ambac, Deutsche Bank, MBIA and FGIC with respect to all three of the pool policies. In the aggregate, we settled our $77 million of total claim liability under the three pool policies for approximately $44 million. Following these settlements, in July 2011, the declaratory judgment action against IndyMac, Ambac, MBIA, FGIC and Deutsche Bank, and the arbitrations commenced by Ambac, MBIA and FGIC were dismissed with prejudice.
On August 13, 2010, American Home Mortgage Servicing, Inc. ("AHMSI") filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. According to AHMSI, Radian Guaranty's refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies.  On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties.  Radian also filed, and the court dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. ("Quicken") in the United States District Court for the Eastern District of Pennsylvania.  Radian Guaranty's complaint seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty's master policy and delegated underwriting endorsement for approximately 140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process.  On August 24, 2011, Quicken filed a motion to dismiss the complaint. On September 12, 2011, Radian Guaranty filed a response to Quicken's motion to dismiss, and on September 29, 2011, Quicken filed its reply.
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

Item 1A. Risk Factors.
Losses in our mortgage insurance business have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in our mortgage insurance portfolio or financial guaranty portfolio, without a corresponding increase in new capital or capital relief could further negatively impact these ratios, which could limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.
We and our insurance subsidiaries are subject to comprehensive, detailed regulation, principally designed for the protection of our insured policyholders rather than for the benefit of investors, by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company's ability to write new business.
The GSEs and state insurance regulators impose various capital requirements as well as capital and risk-based measurements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that limit the amount of insurance that each of our insurance subsidiaries may write. Failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition.
Under state insurance regulations, mortgage insurers are required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of risk in force, or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently have a statutory or regulatory risk-based capital requirement (a “Statutory RBC Requirement”), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. Radian Guaranty's domiciliary state, Pennsylvania, is not one of the RBC States. In the first nine months of 2011, the RBC States accounted for approximately 53.5% of Radian Guaranty's total primary new insurance written. If Radian Guaranty is not in compliance with the applicable Statutory RBC Requirement in any RBC State, it would be prohibited from writing new business in that state until it is back in compliance or it receives a waiver of the requirement from the applicable state insurance regulator, as discussed in more detail below. In those states that do not have a Statutory RBC Requirement, it is not clear what actions the applicable state regulators would take if a mortgage insurer fails to meet the Statutory RBC Requirement established by another state. Accordingly, if Radian Guaranty fails to meet the Statutory RBC Requirement in one or more states, it could be required to suspend writing business in some or all of the states in which it does business. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or reduce current business levels) or impose restrictions on Radian Guaranty while its risk-to-capital ratio remained at elevated levels. The franchise value of our mortgage insurance business would likely be significantly diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it could write in one or more states.
As a result of the significant losses we experienced in our mortgage insurance business during the last four years and despite significant capital contributions to this business, Radian Guaranty's risk-to-capital ratio has increased from 8.1 to 1 at December 31, 2006 to an estimated 21.4 to 1 at September 30, 2011. Based on our current projections, which are based on various assumptions that are subject to inherent uncertainty and require judgment by management, Radian Guaranty's risk-to-capital ratio is expected to continue to increase and, absent any future capital contributions from Radian Group, exceed 25 to 1 in the near term. The ultimate amount of losses and the timing of these losses will depend in part on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. In addition, establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could hurt our capital position and increase Radian Guaranty's risk-to-capital position.

Radian Guaranty's risk-to-capital position also is dependent on the performance of our financial guaranty portfolio. During the third quarter of 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the performance of our financial guaranty business. If the performance of our financial guaranty portfolio deteriorates materially, including if we are required to establish one or more significant statutory reserves as a result of defaults on obligations that we insure, or if we make net commutation payments to terminate insured obligations in excess of the then posted statutory reserves for such obligations, the regulatory capital of Radian Guaranty also would be negatively impacted. Any decrease in the capital support from our financial guaranty business could, therefore, have a negative impact on Radian Guaranty's risk-to-capital position and its ability to remain in compliance with the Statutory RBC Requirements. Radian Asset Assurance provides credit protection on the Insured CDO with $450.6 million in net par outstanding as of September 30, 2011. See “Item 2. Management's Discussion and Analysis—Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” in this quarterly report on Form 10-Q for a more detailed discussion of this transaction. In the fourth quarter of 2011, the Insured CDO experienced an interest shortfall. As a result, based on our estimates, we currently expect to establish a statutory reserve for the Insured CDO that will negatively impact Radian Guaranty's statutory capital in the fourth quarter of 2011 in an amount between $88 million and $109 million. Had this event occurred in the third quarter of 2011 (assuming a statutory impact of $109 million), Radian Guaranty's risk-to-capital ratio would have remained below 25 to 1 at approximately 24.2 to 1 as of September 30, 2011.
We actively manage Radian Guaranty's risk-to-capital position in various ways, including: (1) through reinsurance arrangements with our subsidiaries; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; and (3) by contributing additional capital from Radian Group to our mortgage insurance operations. Radian Group currently has unrestricted cash and liquid investments of approximately $600 million, which may be used to further support Radian Guaranty's risk-to-capital position. Depending on the extent of our future losses, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group.
Our ability to continue to manage Radian Guaranty's risk-to-capital through reinsurance may be limited. Our existing inter-company reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. In addition, certain of these affiliated reinsurance companies currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. One of these affiliated insurance companies, which provides reinsurance to Radian Guaranty for coverage on loans in excess of 25%, is a sister company of Radian Guaranty, and therefore, most of any contributions to this insurer would not be consolidated with Radian Guaranty's capital for purposes of calculating Radian Guaranty's risk-to-capital position. In the recent past, Fannie Mae has proposed amendments to its mortgage insurance eligibility guidelines, which if implemented without revision or a waiver for existing arrangements, may prohibit the use of certain of our inter-company reinsurance arrangements. If we are limited in, or prohibited from, using inter-company reinsurance arrangements to manage Radian Guaranty's risk-to-capital level, it would adversely impact Radian Guaranty's risk-to-capital position.
In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. For the past several years, we, along with others in our industry, have pursued regulatory changes or relief in the RBC States, primarily through new legislation or other means by which the insurance regulator in these states is granted discretionary authority to waive the Statutory RBC Requirement. As a result of these efforts, we now believe that all of the RBC States other than New York have the flexibility to permit a waiver of their Statutory RBC Requirements. To date, Radian Guaranty has been granted future relief from two states - Illinois has granted a waiver that expires December 31, 2012, and Kentucky has informed us that it would not take immediate action in the event Radian Guaranty's risk-to-capital ratio exceeded 25 to 1. The state of Kansas has not granted waivers to any mortgage insurance companies at this time, including Radian Guaranty. We are actively pursuing waivers in the remaining 12 RBC States. There can be no assurance: (1) that Radian Guaranty will be granted a waiver in any of the remaining RBC States; (2) that if a waiver is granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; or (3) regarding what, if any, requirements may be imposed as a condition to such waivers, and whether we would be able to comply with any such conditions.

In addition to filing for waivers in the RBC States, we are also preparing our wholly-owned subsidiary, Radian Mortgage Assurance Inc. ("Radian Mortgage Assurance" a sister company of Radian Guaranty formerly named Amerin Guaranty Corporation) to write new first-lien mortgage insurance business. If necessary, we may use Radian Mortgage Assurance to write mortgage insurance only in those states that do not permit Radian Guaranty to continue writing insurance while it is out of compliance with Statutory RBC Requirements. We have received approval from the Pennsylvania Department of Insurance to use Radian Mortgage Assurance as a first-lien mortgage insurance provider. In addition, we intend to submit a request to the GSEs to have Radian Mortgage Assurance approved as an eligible mortgage insurer for purposes of writing business in each of the RBC States. As part of this submission, we expect to commit to making an initial capital contribution of $50 million to supplement Radian Mortgage Assurance's existing $17 million of capital. The GSEs could require a greater level of capitalization for Radian Mortgage Assurance and/or a capital contribution to Radian Guaranty as a condition to their approval, any of which would limit our financial flexibility and could make it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our long-term debt.
We cannot provide any assurance as to whether we will obtain waivers in the remaining RBC States or whether the GSEs will approve Radian Mortgage Assurance as an eligible mortgage insurer. As part of our waiver requests in the remaining RBC States and our request to the GSEs, we are required to submit financial projections for Radian Guaranty to the various insurance departments and the GSEs, including projections performed by an independent third party.
One of our competitors, Republic Mortgage Insurance Company (“RMIC”), ceased writing new insurance commitments after the waiver it received from its domiciliary state expired on August 31, 2011; and in October 2011, RMIC went into run-off. Another competitor, PMI Mortgage Insurance Co. (“PMI”) and the subsidiary it established to write new business if PMI was no longer able to do so (“PMAC”), ceased issuing new mortgage insurance commitments effective August 2011 when PMI was placed under the supervision of the insurance department of its domiciliary state. Subsequently, on October 20, 2011, the Superior Court of the State of Arizona issued an order directing the Director of the Arizona Department of Insurance (the “Director”) to take possession and control of the property and business of PMI pending a hearing on various matters that include the appointment of the Director as receiver for PMI. Both Fannie Mae and Freddie Mac suspended RMIC, PMI and PMAC as approved mortgage insurers. We are uncertain how such events, including the actions taken by the GSEs, will impact the status of Radian Guaranty's waiver requests and the GSE's approval process for Radian Mortgage Assurance.
Our existing capital resources may not be sufficient to successfully manage Radian Guaranty's risk-to-capital ratio. If permitted by the RBC States and the GSEs, our ability to use waivers and Radian Mortgage Assurance to allow Radian Guaranty to continue to write business with a risk-to-capital position in excess of the Statutory RBC Requirements will likely be subject to a maximum risk-to-capital ratio and potentially other restrictions, which we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions could be necessary, which we may not have the ability to provide. Further, regardless of whether the waivers or Radian Mortgage Assurance are available to us, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements. Depending on the extent of our future mortgage insurance losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group's available capital to Radian Guaranty, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our long-term debt.
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

•
requires securitizers to retain at least 5% of the economic risk associated with mortgage loans that they cause to be securitized, unless the mortgage loans are "qualified residential mortgages" ("QRMs"), are insured by the FHA or guaranteed by the Veterans' Administration ("VA") or another federal agency or fall within another exception. In certain circumstances, the securitizers may elect to allocate a portion of this risk retention to willing originators. The Dodd-Frank Act provides that the definition of QRMs will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance, to the extent that the presence of mortgage insurance reduces the risk of default. On March 29, 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. Among other requirements, the proposed rule excludes loans with non-traditional features, such as negative amortization loans, and required adherence to strict, objective underwriting standards, including a maximum LTV of 80% on a home purchase transaction, regardless of whether mortgage insurance is present, maximum debt-to-income ratios and borrower credit history restrictions. The proposed rule was subject to a public comment period that ended August 1, 2011. The regulators sought comments on virtually all aspects of the QRM definition, including: (1) a request for historical loan data that the regulators may use to assess whether loans with mortgage insurance are less likely to default than loans without mortgage insurance, (2) if the QRM definition included mortgage insurance, what financial eligibility standards should be incorporated for mortgage insurance providers and how might those standards be monitored and enforced, and (3) the potential benefits and costs of the alternative QRM definition that would give credit to mortgage insurance.

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
Depending on: (i) whether and to what extent loans with mortgage insurance are considered QRMs for purposes of the Dodd-Frank securitization provisions or QMs for purposes of the ability to repay provisions; (ii) the maximum LTV allowed in the final QRM and QM definitions; and (iii) whether lenders will choose private mortgage insurance for non-QRM or non-QM loans, the amount of new mortgage insurance that we write could be adversely affected. For example, of the business we wrote in 2011, the percentage of our new insurance written with LTVs of 90% or lower was 63%, and we have not written any new insurance on loans with LTVs below 80%. In addition, in light of recent industry developments in which some private mortgage insurers have reported significantly depleted capital levels and may not be able to continue to write new business, there is a greater risk that the regulatory agencies may not view private mortgage insurance as a viable alternative for inclusion in the QRM definition.

•
may impose additional reporting, capital and collateral requirements on our financial guaranty business, including potentially, the posting of collateral for existing derivative contracts. On April 28, 2011, the Commodities Future Trading Commission ("CFTC") published in the Federal Register its proposed rule regarding margin for uncleared swaps entered into by swap dealers or major swap participants. Under this proposal, the rules would apply to uncleared swaps entered into only after the effective date of the regulation. Thus, the proposed requirements would not apply retroactively. Comments on this proposal were due on July 22nd. The CFTC has not yet released its final rules regarding capital requirements for swap dealers and major swap participants. Until these rules are finalized, we cannot provide assurance that these requirements will not be applied retroactively to our existing derivative contracts, which if so applied, would likely require that we post significant collateral amounts that could exceed our current investment balances, and consequently, could have a material adverse effect on our businesses and on our financial condition, including significantly reducing or eliminating the ability of our financial guaranty business to provide dividends to our mortgage insurance business;

•
sets new limitations and restrictions on banking, derivatives and asset-backed securities that may make it more difficult for us to commute, restructure, hedge or otherwise mitigate losses or reduce exposure on our existing financial guaranty portfolio. In addition, proposed definitions of insurance contracts may not exempt certain financial guaranty policies from the provisions of the derivatives rules of the Dodd-Frank Act, which could adversely affect the ability of the FG Insurance Shell to write certain types of policies historically written by financial guaranty municipal bond insurers, or the ability of issuers of our insured bonds to restructure outstanding transactions; and

•
establishes a Financial Stability Oversight Council, which is authorized to subject nonbank financial companies deemed systemically significant to more rigorous prudential standards and other requirements and to subject such companies to a special liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation ("FDIC") (although insurance company subsidiaries would remain subject to liquidation and rehabilitation proceedings under state law). In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council and making recommendations to the Council regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

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
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and 2010, (iii) Condensed Consolidated Statements of Changes in Common Stockholders' Equity for the nine months ended September 30, 2011, and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

November 9, 2011	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and 2010, (iii) Condensed Consolidated Statements of Changes in Common Stockholders' Equity for the nine months ended September 30, 2011, and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

______________
* Filed herewith.