Form 10-K
period 2011-12-31
RADIAN GROUP INC
filed 2012-02-29
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11356
_______________________________
RADIAN GROUP INC.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	23-2691170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1601 Market Street, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)
(215) 231-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $553,787,209 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.
The number of shares of common stock, $.001 par value per share, of the registrant outstanding on February 24, 2012 was 133,290,984 shares.
_______________________________
DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States ("U.S.") Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as "anticipate," "may," "will," "could," "should," "would," "expect," "intend," "plan," "goal," "contemplate," "believe," "estimate," "predict," "project," "potential," "continue," or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management's current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:

•
changes in general economic and political conditions, including high unemployment rates and continued weakness in the U.S. housing and mortgage credit markets, the U.S. economy reentering a recessionary period, a significant downturn in the global economy, a lack of meaningful liquidity in the capital or credit markets, changes or volatility in interest rates or consumer confidence and changes in credit spreads, each of which may be accelerated or intensified by, among other things, further actual or threatened downgrades of U.S. credit ratings;

•
changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers or financial guaranty providers, in particular in light of developments in the private mortgage insurance and financial guaranty industries in which certain of our former competitors have ceased writing new insurance business and have been placed under supervision or receivership by insurance regulators;

•	catastrophic events or economic changes in geographic regions, including governments and municipalities, where our mortgage insurance or financial guaranty insurance exposure is more concentrated;

•
our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs, including in particular, repayment of our debt due in February 2013 and additional capital contributions that may be required to support our mortgage insurance business;

•
a further reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards, general reduced housing demand in the U.S., and potential risk retention requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act");

•
our ability to maintain an adequate risk-to-capital position and surplus requirements in our mortgage insurance business including, if necessary, our ability to write new mortgage insurance while maintaining a capital position that is in excess of risk-based capital limitations imposed in certain states;

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•
the ability of our primary insurance customers in our financial guaranty reinsurance business to provide appropriate surveillance and to mitigate losses adequately with respect to our assumed insurance portfolio;

•
a more rapid than expected decrease in the level of insurance rescissions and claim denials from the current elevated levels which have reduced our paid losses and resulted in a significant reduction in our loss reserves, including a decrease resulting from successful challenges to previously rescinded policies or claim denials, or caused by the government-sponsored entities ("GSEs") intervening in mortgage insurers' loss mitigation practices, including settlement;

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

•	a decrease in persistency rates of our mortgage insurance policies, which has the effect of reducing our premium income without a corresponding decrease in incurred losses;

•
an increase in the risk profile of our existing mortgage insurance portfolio due to the refinancing of existing mortgage loans for only the most qualified borrowers in the current mortgage and housing market;

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

•
heightened competition for our mortgage insurance business from others such as the Federal Housing Administration (the "FHA"), the Department of Veterans Affairs and other private mortgage insurers (in particular, the FHA and those private mortgage insurers that have been assigned higher ratings from the major rating agencies, that may have access to greater amounts of capital than we do, or new entrants to the industry that are not burdened by legacy obligations);

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

•
the application of existing federal or state consumer, lending, insurance, tax, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (i) the outcome of existing, or the possibility of additional, lawsuits or investigations; and (ii) legislative and regulatory changes (a) impacting the demand for private mortgage insurance, (b) limiting or restricting our use of (or increasing requirements for) additional capital and the products we may offer, (c) affecting the form in which we execute credit protection, or (d) impacting our existing financial guaranty portfolio;

•	the amount and timing of potential payments or adjustments associated with federal or other tax examinations;

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

•	our ability to realize the tax benefits associated with our gross deferred tax assets, which will depend on our ability to generate sufficient sustainable taxable income in future periods;

•	changes in accounting principles, rules and guidance, or their interpretation, from the Securities and Exchange Commission or the Financial Accounting Standards Board; and

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries.
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
Business Overview and Operating Environment. We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance ("first-lien"). Our business segments are mortgage insurance and financial guaranty. Through our financial guaranty segment, we maintain a sizable financial guaranty insured portfolio, consisting of public finance and structured finance risks. Prior to January 1, 2011, we also had a third segment—financial services.
In recent years, our business has undergone significant changes due to the macroeconomic conditions and specific events that affect the origination environment and credit performance of our underlying insured assets. The ongoing downturn in the housing and related credit markets, characterized by a decrease in mortgage originations, decline in home prices, mortgage servicing and foreclosure delays, deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with current macroeconomic factors such as limited economic growth, the lack of meaningful liquidity in some sectors of the capital markets and continued high unemployment, has had, and we believe will continue to have, a significant negative impact on the operating environment and our results of operations. See Note 1 of Notes to Consolidated Financial Statements. Beginning in 2008, we undertook a number of strategic actions and initiatives to respond to the economic and market conditions, including the following:

•
We significantly tightened our mortgage insurance underwriting standards to focus primarily on insuring only high credit quality, first-lien mortgages originated in the U.S., and we ceased writing mortgage insurance on non-traditional and many other inherently riskier products (referred to collectively, as "non-traditional" risk).

•	We expanded our claims management and loss mitigation efforts to better manage losses in the weak housing market and high default and claim environment.

•
We discontinued writing new financial guaranty business and Radian Group contributed its ownership interest in Radian Asset Assurance Inc. ("Radian Asset Assurance") to Radian Guaranty. Although this structure makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business, the structure has provided Radian Guaranty with substantial regulatory capital and increased liquidity through dividends from Radian Asset Assurance. Since 2008, Radian Asset Assurance has released financial guaranty contingency reserves of $215.5 million (which has increased Radian Guaranty's statutory surplus by an equal amount) and has paid $329.8 million in dividends to Radian Guaranty.

•
We have reduced our legacy mortgage insurance portfolio (primarily, the vintages of 2005 through 2008), non-traditional mortgage insurance risk in force and our financial guaranty portfolio through a series of risk commutations, discounted security purchases, transaction settlements and terminations.

•
We have engaged in a broad range of actions and transactions designed to increase our financial flexibility, conserve our holding company liquidity and preserve the risk-based capital position of Radian Guaranty Inc. ("Radian Guaranty"), our primary mortgage insurance subsidiary.

During 2011 and thus far in 2012, our business strategy continues to be primarily focused on: (i) growing our mortgage insurance business by writing high-quality mortgage insurance in the U.S.; (ii) managing losses in our legacy mortgage insurance and financial guaranty portfolios; (iii) reducing our financial guaranty exposure and our exposure to non-traditional insured risks; and (iv) pursuing opportunities for increasing Radian Group's available liquidity and for enhancing Radian Guaranty's statutory capital position. See Note 1 of Notes to Consolidated Financial Statements for additional information.
Our businesses have been significantly impacted by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. Freddie Mac and Federal National Mortgage Association (“Fannie Mae”) are the primary beneficiaries of the majority of our mortgage insurance policies, and the Federal Housing Authority (“FHA”) remains our primary competitor outside of the private mortgage insurance industry (see “Regulation—Federal Regulation—The GSEs and FHA”). Federal and state efforts to support homeowners and the housing market, including through the U.S. Department of the Treasury's Homeowner Affordability and Stability Plan (“HASP”), have had a positive impact on our business (see “Regulation—Federal Regulation—Homeowner Assistance Programs”). Various regulatory agencies are now in the process of developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that are expected to have a significant impact on the housing finance industry, and the U.S. Congress is engaged in planning for the reform of the housing finance market, including the future roles of Fannie Mae and Freddie Mac (referred to collectively as, the "Government Sponsored Enterprises" or “GSEs”) (see “Regulation—Federal Regulation—The GSEs and FHA—Housing Finance Reform and —The Dodd-Frank Act”).

We are subject to comprehensive regulation by the insurance departments in the states where our insurance subsidiaries are licensed to transact business. Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of risk in force, or "risk-to-capital." Sixteen states (the risk-based capital or "RBC States") currently have a statutory or regulatory risk-based capital requirement (a "Statutory RBC Requirement"), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC state, it may be prohibited from writing new mortgage insurance business in that state. As a result of ongoing incurred losses, Radian Guaranty's risk-to-capital ratio increased to 21.5 to 1 as of December 31, 2011 (after consideration of a recent $100 million contribution from Radian Group). Radian Guaranty's risk-to-capital ratio is expected to continue to increase and, absent any further capital contributions from Radian Group, is expected to exceed 25 to 1 in 2012. In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. In addition, pursuant to approvals we received from the GSEs in February 2012, we intend to write new first-lien mortgage insurance business in Radian Mortgage Assurance Inc. ("Radian Mortgage Assurance"), a wholly-owned subsidiary of Radian Guaranty, in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with Statutory RBC Requirements. See “Regulation—State Regulation—Risk-to-Capital Ratio."
Business Segments. Our business segments are mortgage insurance and financial guaranty.

•
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. See "Business—Mortgage Insurance."

•
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks, and has provided credit protection on various asset classes through financial guarantees and credit default swaps ("CDSs"). While we discontinued writing new financial guaranty business in 2008, our financial guaranty business continues to serve as an important source of capital support for Radian Guaranty. See "Business—Financial Guaranty."

Prior to January 1, 2011, we also had a third segment—financial services. See "Business—Financial Services."
A summary of financial information for our current business segments for each of the last three fiscal years, and for our former financial services segment for fiscal years 2009 and 2010, is included in Note 3 of Notes to Consolidated Financial Statements. Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own.
Background.  Radian Group has been incorporated as a business corporation under the laws of the State of Delaware since 1991. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.
Additional Information.  Our website address is www.radian.biz. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). In addition, copies of our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each committee of our board of directors are available free of charge on our website, as well as in print, to any stockholder upon request. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this report.

II.	Mortgage Insurance

A.	Business
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. Private mortgage insurance protects the holders of our insurance from all or a portion of default-related losses on residential mortgage loans made generally to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Fannie Mae.

1.	Traditional Risk and Mortgage Insurance
Traditional types of private mortgage insurance include "primary mortgage insurance" and "pool insurance." In the past, we offered pool insurance on a limited basis.
Primary Mortgage Insurance.  Primary mortgage insurance provides protection against mortgage defaults at a specified coverage percentage. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (which is capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability.
We provide primary mortgage insurance on a flow basis and we have also provided primary mortgage insurance on a “structured” basis (in which we insure a group of individual loans). In flow transactions, mortgages typically are insured as they are originated (or shortly after), while in structured transactions, we typically provide insurance on a group of mortgages after they have been originated. A portion of our structured business has been written in a “second loss” position, meaning that we are not required to make a payment until a certain aggregate amount of losses have already been recognized. Most of our structured mortgage insurance transactions in the past have involved non-prime mortgages (non-prime mortgages include Alternative-A (“Alt-A”), A minus and B/C mortgages, each of which are discussed below under “Mortgage Insurance—Direct Risk in Force—Mortgage Characteristics”) and mortgages with higher than average loan balances. A single structured mortgage insurance transaction may be provided on a primary or pool basis, and some structured transactions include both primary and pool insured mortgages. Included in our primary mortgage insurance in force and risk in force is modified pool insurance, which differs from standard pool insurance in that it includes an exposure limit on each individual loan as well as an aggregate limit of loss for the entire pool of loans.
In 2011, we wrote $15.5 billion of primary mortgage insurance, compared to $11.6 billion of primary mortgage insurance written in 2010. The increase in 2011 compared to 2010, is mainly attributable to an increase in the penetration rate of private mortgage insurance in the overall insured mortgage market, as well as an increase in our market share. All of our primary mortgage insurance written during 2011 and 2010 was written on a “flow” (which is loan-by-loan) basis. Primary insurance on first-lien mortgages made up $30.7 billion or 93.7% of our total first-lien mortgage insurance risk in force at December 31, 2011, compared to $31.5 billion or 92.8% at December 31, 2010.
Pool Insurance. We have not written pool insurance since 2008. Prior to that, we wrote pool insurance on a limited basis. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on each individual mortgage. Instead, an aggregate exposure limit, or “stop loss, (generally between 1% and 10%), is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many of our pool policies were written in a second loss position. We believe the stop loss and second loss features have been important in limiting our ultimate liability on individual pool transactions.
We wrote much of our pool insurance in the form of structured transactions, whole loan sales and credit enhancement on residential mortgage loans included in residential mortgage-backed securities (“RMBS”). An insured pool of mortgages may contain mortgages that are already covered by primary mortgage insurance. In these transactions, pool insurance is secondary to any primary mortgage insurance that exists on mortgages within the pool. Generally, the mortgages we have insured with pool insurance have similar characteristics to mortgages insured on a primary basis.
Pool insurance made up approximately $2.1 billion or 6.3% of our total first-lien mortgage insurance risk in force at December 31, 2011, as compared to $2.5 billion or 7.2% at December 31, 2010.

2.	Non-Traditional Risk
In addition to traditional mortgage insurance, in the past we have provided other forms of credit enhancement on residential mortgage assets. We stopped writing this "non-traditional" business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Since 2007, we have been pursuing opportunities to reduce our legacy, non-traditional mortgage insurance risk in force through a series of commutations, transaction settlements and terminations. Our total amount of non-traditional risk in force was $214 million at December 31, 2011, as compared to $455 million at December 31, 2010.
These products, which we no longer offer, included:

•
Second-Lien Mortgages ("Second-Liens"). This product provided insurance on second mortgages. This type of insurance is considered more risky than first-lien business as these loans are subordinate to first-lien mortgages, and therefore, the ability to repay on these loans depends on the ability to satisfy the first-lien mortgage. This second-lien business was largely susceptible to the disruption in the housing market and the subprime mortgage market that began during 2007.

•
Credit Enhancement on Net Interest Margin Securities ("NIMS") Bonds.  NIMS bonds represent the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security (“MBS”) comprised mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the MBS and the interest generated from the underlying mortgage collateral. Historically, issuers of MBS would have earned this excess interest over time as the collateral aged, but market efficiencies enabled these issuers to sell a portion of their residual interests to investors in the form of NIMS bonds, and in the past, we offered credit enhancement that covers any principal and interest shortfalls on the insured NIMS bonds or a portion of the bonds. Like second-liens, NIMS bonds have largely been susceptible to the disruption in the housing market and the subprime mortgage market that began during 2007.

•
Domestic and International CDSs. We wrote insurance on domestic and international mortgage-related assets, such as RMBS, in structured CDS transactions through our subsidiary, Radian Insurance Inc. ("Radian Insurance"). In these domestic and international transactions, similar to our financial guaranty insurance business, we insured the timely payment of principal and interest to the holders of debt securities, the payment of which was backed by a pool of residential mortgages. All of these transactions have been terminated and we have no remaining risk.

•
International Mortgage Insurance Operations.  Radian Insurance also wrote traditional mortgage insurance in Hong Kong and several mortgage reinsurance transactions in Australia. Consistent with our strategic focus on writing domestic mortgage insurance business, and as a result of ratings downgrades of Radian Insurance, we stopped writing new international business and have terminated most of our international mortgage insurance risk, with the exception of our insured portfolio in Hong Kong. While we are no longer writing new business in Hong Kong, we continue to service the existing book of business. Our Hong Kong book of business has experienced a low default rate and is performing consistent with our expectations.

3.	Premium Rates
We set our premium rates at origination when coverage is set. Premiums for our mortgage insurance products are set based on performance models that consider a broad range of borrower, loan and property characteristics. We set our premium levels commensurate with anticipated policy performance assumptions, including, without limitation, expectations and assumptions about the following factors: credit loss given default; policy duration; management and policy acquisition costs; taxes; and required capital supporting policy coverage level. Our performance assumptions for claim frequency and policy life are developed based on internally developed data as well as data generated from independent, third-party sources. The components for setting our premiums that relate to policy coverage, expenses and capital are based on data and models that are developed internally. Premium levels are set to achieve an appropriate, risk-adjusted rate of return on capital given net performance expectations. Mortgage insurance premium levels are subject to approval by all state insurance regulators.
Premiums on our mortgage insurance products can be paid either monthly, up-front as a single premium, or as a combination of an up-front premium plus monthly renewal. For monthly paid premiums, we receive a monthly certificate premium payment and provide ongoing loan level coverage. For single premium insurance, we receive a single premium payment that is funded in advance and provides loan level life-of-loan coverage. In addition, we have split coverages for which we receive a single premium payment when the loan is made, plus ongoing monthly renewal premiums. Approximately 51% of our new insurance written ("NIW") in 2011 was written with monthly premiums and 44% was written with single premiums.
Mortgage insurance premiums are financed through a number of methods and can either be paid by the borrower or by the lender. Borrower-paid mortgage insurance ("BPMI") premiums can be funded either through borrower escrow or financed as a component of the mortgage loan amount. Lender paid mortgage insurance ("LPMI") premiums are paid by the lender and are typically passed through to the borrower in the form of additional origination fees or a higher interest rate on the mortgage note.

4.	Underwriting
Loans are underwritten to determine whether they are eligible for our mortgage insurance. We perform this function directly or, alternatively, we delegate to our customers the ability to underwrite the loans based on agreed-upon underwriting guidelines.

Delegated Underwriting.  Through our delegated underwriting program, certain customers that have been approved by us are able to underwrite loans based on agreed-upon underwriting guidelines. Our delegated underwriting program currently involves only lenders that are approved by our risk management group. Delegated underwriting allows our customers to commit us to insure loans meeting agreed-upon guidelines. This enables us to meet lenders’ demands for immediate insurance coverage. With delegated underwriting, because the underwriting is being performed by third parties, we have additional rights to rescind coverage if an insured breaches any of the representations and warranties pertaining to application of the agreed-upon underwriting guidelines to the insured loan. Additionally, any fraud or misrepresentation would also provide us with rights to rescind coverage. We plan to offer a limited rescission waiver program for our delegated underwriting customers, in which we agree not to rescind or deny coverage due to non-compliance with our agreed-upon underwriting guidelines so long as the borrower makes 36 consecutive payments (commencing with the initial required payment) from his or her own funds. As part of this program, which has been approved by Fannie Mae but remains subject to final approval by Freddie Mac and certain state insurance departments, we may require that some or all of the loans underwritten through the program be run through an approved fraud model as part of the origination process. This program does not restrict our rights to rescind coverage in the event of fraud or misrepresentation in the origination of the loans we insure. As of December 31, 2011, approximately 62% of our total first-lien mortgage insurance in force had been originated on a delegated basis, compared to 59% as of December 31, 2010. See “Risk Factors—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims."
Non-Delegated Underwriting. Lenders that either do not qualify or choose not to participate in our delegated underwriting program can submit loan files to our Field Service Center for underwriting. In addition, lenders participating in our delegated underwriting program may choose not to use their delegated authority and to submit loans directly to our Field Service Center. For those loans underwritten by us, we generally do not have the remedies for breach of representations or warranties that we do with respect to delegated underwriting. We mitigate the risk of employee underwriting error through quality control sampling and performance monitoring. As of December 31, 2011, approximately 38% of our total first-lien mortgage insurance in force had been originated on a non-delegated basis, compared to 41% as of December 31, 2010.
Contract Underwriting.  In our mortgage insurance business, we also have a contract underwriting program through which we provide an outsourced underwriting service to our customers. For a fee, we underwrite our customers’ loan files for secondary market compliance (i.e., for sale to the GSEs), and may concurrently assess the file for mortgage insurance. During 2011, loans underwritten through contract underwriting accounted for 8.7% of insurance certificates issued for our flow business. Such loans are included within the non-delegated underwriting percentages above.
Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer by purchasing the loan, by placing additional mortgage insurance on the loan, or by indemnifying the customer against loss up to a maximum specified amount. During 2011, we paid losses related to these remedies of approximately $7 million. We have limited the recourse available to our contract underwriting customers to apply only to those loans that we are simultaneously underwriting for compliance with secondary market compliance and for potential mortgage insurance. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.

B.	Direct Risk in Force
Our business has traditionally involved taking credit risk in various forms across various asset classes, products and geographies. Credit risk is measured in our mortgage insurance business as risk in force, which approximates the maximum loss exposure that we have at any point in time.
The following table shows the direct risk in force associated with our mortgage insurance segment as of December 31, 2011 and 2010:

	December 31,
(In millions)	2011	2010
Primary	$30,692	$31,461
Pool	2,068	2,453
Second-lien	131	193
NIMS	19	136
International	64	126
Total Direct Mortgage Insurance Risk in Force	$32,974	$34,369

Risk in force for modified pool loans, which we include in primary insurance risk in force, was $270 million and $289 million as of December 31, 2011 and 2010, respectively.
The following discussion mainly focuses on our primary risk in force, which represents approximately 93.1% of our total mortgage insurance risk in force at December 31, 2011. For additional information regarding our pool and non-traditional mortgage insurance risk in force, see "—Business—Mortgage Insurance—Business—Traditional Risk and Mortgage Insurance" and "—Business—Mortgage Insurance—Business—Non-Traditional Risk.”
We analyze our portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	general economic conditions (in particular home prices and unemployment);

•	the age of the loans insured;

•	the geographic dispersion of the properties securing the insured loans and the condition of the housing market;

•	the quality of underwriting decisions at loan origination; and

•	the characteristics of the loans insured (including loan-to-value ("LTV"), purpose of the loan, type of loan instrument and type of underlying property securing the loan).

1.	Direct Primary Risk in Force by Year of Policy Origination
The following table shows the percentage of our direct primary mortgage insurance risk in force and the associated percentage of our mortgage insurance reserve for losses (by policy origination year) as of December 31, 2011 and 2010:

	December 31,
	2011		2010
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
2005 and prior	22.4%	32.1%	25.9%	32.7%
2006	10.3	18.6	11.7	20.4
2007	22.7	36.8	25.7	36.5
2008	17.0	11.6	18.9	10.1
2009	8.7	0.8	9.8	0.3
2010	7.3	0.1	8.0	—
2011	11.6	—	—	—
Total	100.0%	100.0%	100.0%	100.0%
A significant portion of our total mortgage insurance in force (and consequently our premiums earned) is derived from policies written in prior years. Therefore, the amount of policy cancellations and the period of time that our policies remain in force can have a significant impact on our revenues and our results of operations. One measure for assessing the impact of policy cancellations on insurance in force is our persistency rate, defined as the percentage of insurance in force that remains on our books after any 12-month period. Because most of our insurance premiums are earned over time, higher persistency rates enable us to recover more of our policy acquisition costs and generally result in increased profitability. At December 31, 2011, the persistency rate of our primary mortgage insurance was 85.4%, compared to 81.8% at December 31, 2010. Historically, there was a close correlation between low or declining interest rate environments and lower persistency rates, primarily as a result of increased refinance activity. However, in recent years, despite historically low interest rates, our persistency rate has remained high, as many borrowers have been unable to refinance due to home price depreciation, the weak housing market and limited access to mortgage credit.

2.	Geographic Dispersion
The following tables show the percentage of our direct primary mortgage insurance risk in force and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) in the U.S. (measured by primary mortgage insurance risk in force as of December 31, 2011) as of December 31, 2011 and 2010:

	December 31,
	2011		2010
Top Ten States	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
California	11.8%	11.8%	11.4%	13.0%
Florida	7.7	18.0	8.3	18.9
Texas	6.1	3.2	6.4	3.4
Illinois	5.4	6.1	5.0	5.7
Georgia	4.6	4.2	4.7	4.3
Ohio	4.2	3.0	4.3	3.0
New York	4.0	5.3	4.1	4.9
New Jersey	3.9	5.2	3.7	4.5
Michigan	3.2	3.2	3.3	3.3
Pennsylvania	3.2	2.5	3.1	2.4
Total	54.1%	62.5%	54.3%	63.4%

	December 31,
	2011		2010
Top Fifteen MSAs	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
Chicago, IL	4.2%	5.0%	3.9%	4.7%
Atlanta, GA	3.5	3.4	3.5	3.5
Los Angeles—Long Beach, CA	2.3	2.2	2.2	2.5
Washington, DC—MD—VA	2.3	1.6	2.1	1.7
New York, NY	2.3	3.2	2.3	3.0
Phoenix/Mesa, AZ	2.1	2.8	2.2	3.3
Houston, TX	2.0	1.1	2.1	1.2
Riverside—San Bernardino, CA	1.6	2.2	1.7	2.7
Minneapolis—St. Paul, MN—WI	1.5	1.4	1.5	1.3
Dallas, TX	1.4	0.8	1.4	0.8
Denver, CO	1.4	0.8	1.3	0.8
Philadelphia, PA	1.4	0.9	1.2	0.9
Seattle, WA	1.3	1.4	1.2	1.0
Tampa—St. Petersburg—Clearwater, FL	1.3	2.6	1.3	2.6
Nassau Suffolk, NY	1.2	1.9	1.2	1.8
Total	29.8%	31.3%	29.1%	31.8%

3.	Mortgage Characteristics
Although geographic dispersion is an important component of our overall risk diversification, we believe that other factors also contribute significantly to the quality of the risk in force, including product distribution and our risk management and underwriting practices.
LTV. An important indicator of claim incidence in our mortgage insurance business is the relative amount of a borrower’s equity that exists in a home. Generally, absent other mitigating factors such as high Fair Isaac and Company (“FICO”) scores and other credit factors, loans with higher LTVs at inception (i.e., smaller down payments) are more likely to result in a claim than lower LTV loans. For example, claim incidence on mortgages with LTVs between 90.01% and 95% is significantly higher than the claim incidence on mortgages with LTVs between 85.01% and 90%. In the past, we insured a significant number of loans with LTVs between 95.01% and 100% and a small number of loans having an LTV over 100%. These loans are expected to have a higher claim incidence than mortgages with LTVs of 95% or less. In 2008, we discontinued writing insurance on mortgages with LTVs higher than 95%. In 2010, we resumed writing business on loans with LTV ratios between 95.01% and 97% on a highly selective basis. The average LTV of our primary new insurance written in 2011 was 90.45%, compared to 89.83% and 89.63% in 2010 and 2009, respectively.

Loan Grade. The risk of claim on non-prime loans is significantly higher than that on prime loans. We generally define prime loans as loans where the borrower’s FICO score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines (as compared to Alt-A loans discussed below) and/or the GSE’s guidelines for fully documented loans. Prime loans made up substantially all of our primary new insurance written in 2011 and 2010. Prime loans comprised 84.8% of our primary risk in force at December 31, 2011, compared to 82.6% at December 31, 2010. We expect that prime loans will continue to constitute substantially all of our primary new insurance written for the foreseeable future.
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
Adjustable Rate Mortgages (“ARMs”); Interest-Only Mortgages. We consider loans to be ARMs if the interest rate for those loans will reset at any point during the life of such loans. Our claim frequency on insured ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise. It has been our experience that the credit performance of loans subject to reset five years or later from origination perform more like fixed-rate loans, as these loans are less likely to result in a claim than ARMs with shorter fixed periods.
We also have insured ARMs that provide the borrower with a number of different payment options (“Option ARMs”). One of these options is a minimum payment that is below the full amortizing payment, which results in interest being capitalized and added to the loan balance so that the loan balance continually increases. This process is referred to as negative amortization. As of December 31, 2011, Option ARMs represented approximately 2.2% of our primary mortgage insurance risk in force compared to 2.9% at December 31, 2010. We have not written any Option ARMs since 2007.
We also have insured interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. Interest rates on interest-only mortgages may reset, in which case we would consider this to be an ARM, or may be fixed. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity in the underlying property as payments are made. At December 31, 2011, interest-only mortgages represented approximately 6.2% of our primary mortgage insurance risk in force compared to 7.3% at December 31, 2010.
As of December 31, 2011, our exposure to ARMs represented approximately $3.5 billion or 11.3% of our primary risk in force. Approximately 58.6% of the ARMs we insure, including Option ARMs and interest-only ARMs, have already had initial interest rate resets. An additional 13.1%, 9.4% and 4.9% are scheduled to have initial interest rate resets during 2012, 2013 and 2014, respectively.
Loan Size. The average loan size of our primary mortgage insurance in force (by product) as of December 31, 2011 and 2010 was as follows:

	December 31,
(In thousands)	2011	2010
Prime	$174.2	$170.0
Alt-A	196.3	202.0
A minus and below	131.9	134.2
Total	$172.8	$170.0

The five states (or districts) with the highest average loan size (measured by primary mortgage insurance in force as of December 31, 2011) and the corresponding average loan size as of the dates indicated were as follows:

	December 31,
(In thousands)	2011	2010
Hawaii	$319.2	$318.4
District of Columbia	305.3	291.1
California	262.7	265.5
Massachusetts	250.2	247.8
Maryland	245.2	242.1
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
Occupancy Type. We believe that loans on non-owner-occupied homes purchased for investment purposes are more likely to result in a claim and are subject to greater potential declines in value than loans on either primary or second homes and borrowers are more likely to neglect maintenance and repairs on these homes.
It has been our experience that higher-priced properties experience wider fluctuations in value than moderately priced residences and that the incomes of many people who buy higher-priced homes are less stable than those of people with moderate incomes. Therefore, we believe such higher-priced properties are more likely to result in a claim.
The following table shows the percentage of our direct primary mortgage insurance risk in force (as determined on the basis of information available as of the date of mortgage origination) by the categories and dates indicated:

	December 31,
	2011	2010
Direct Primary Risk in Force ($ in millions)	$32,760	$31,461
Product Type:
Primary	93.7%	92.8%
Pool	6.3	7.2
Total	100.0%	100.0%
Lender Concentration:
Top 10 lenders (by original applicant)	49.7%	52.6%
Top 20 lenders (by original applicant)	60.9	64.5
LTV:
85.00% and below	9.0%	8.9%
85.01% to 90.00%	38.6	38.5
90.01% to 95.00%	35.0	33.4
95.01% and above	17.4	19.2
Total	100.0%	100.0%
Loan Grade:
Prime	84.8%	82.6%
Alt-A	9.2	10.6
A minus and below	6.0	6.8
Total	100.0%	100.0%

	December 31,
	2011	2010
Loan Type:
Fixed	88.7%	86.8%
ARM (fully indexed) (1)
Less than five years	2.9	3.5
Five years and longer	6.2	7.0
ARM (potential negative amortization) (2)
Less than five years	1.9	2.3
Five years and longer	0.3	0.4
Total	100.0%	100.0%
FICO Score:
>=740	42.3%	37.7%
680-739	32.6	34.1
620-679	20.3	22.8
<=619	4.8	5.4
Total	100.0%	100.0%
Mortgage Term:
15 years and under	1.5%	1.3%
Over 15 years	98.5	98.7
Total	100.0%	100.0%
Property Type:
Non-condominium (principally single-family detached)	90.7%	90.8%
Condominium or cooperative	9.3	9.2
Total	100.0%	100.0%
Occupancy Status:
Primary residence	94.5%	94.1%
Second home	3.4	3.5
Non-owner-occupied	2.1	2.4
Total	100.0%	100.0%
Mortgage Amount:
Less than $400,000	90.0%	90.5%
$400,000 and over	10.0	9.5
Total	100.0%	100.0%
Loan Purpose:
Purchase	68.5%	68.7%
Rate and term refinance	20.6	19.2
Cash-out refinance	10.9	12.1
Total	100.0%	100.0%
___________________

(1)	“Fully Indexed” refers to loans where payment adjustments are equal to mortgage interest-rate adjustments.

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

Defaults, whether voluntary or involuntary, can occur due to a variety of factors, including death or illness, divorce or other family problems, unemployment, overall changes in economic conditions, housing value changes that cause the outstanding mortgage amount to exceed the value of a home, or other events. Depending on the type of loan, default rates may be affected by rising interest rates or an accumulation of negative amortization. Involuntary defaults are those that occur due to factors generally outside the control of the borrower (e.g., job loss, unexpected interest rate changes or death). Voluntary defaults are those where the borrower willingly walks away from his or her mortgage obligation despite the ability to continue to pay. These types of defaults often are caused by significant declines in property values where the borrower makes a decision not to continue to support a mortgage balance that exceeds the value of the home. Voluntary defaults may be exacerbated by the fact that many borrowers in the past were not required to pay closing costs or make a significant, if any, down payment on their homes, leaving these borrowers with little incentive to remain in their homes when values have depreciated. In addition, we believe that some borrowers may voluntarily default on their mortgages to take advantage of loan modification programs.
Reserves for losses are established when we are notified that a borrower has missed two monthly payments. We also establish reserves for associated loss adjustment expenses ("LAE"), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. We also forecast the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on these estimates, we arrive at our estimate of loss reserves at a given point in time. A detailed description of our reserve policy and methodology is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” and in Notes 2 and 10 of Notes to Consolidated Financial Statements.
The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	December 31,
	2011	2010	2009
Primary Insurance:
Prime
Number of insured loans in force	610,438	626,344	667,219
Number of loans in default	71,546	77,931	85,650
Percentage of loans in default	11.7%	12.4%	12.8%
Alt-A
Number of insured loans in force	62,839	71,999	104,231
Number of loans in default	20,044	24,569	37,472
Percentage of loans in default	31.9%	34.1%	36.0%
A Minus and below
Number of insured loans in force	56,361	63,760	73,219
Number of loans in default	19,271	22,970	28,876
Percentage of loans in default	34.2%	36.0%	39.4%
Total Primary Insurance
Number of insured loans in force	729,638	762,103	844,669
Number of loans in default	110,861	125,470	151,998
Percentage of loans in default	15.2%	16.5%	18.0%
Pool Insurance:
Number of loans in default	21,685	32,456	36,397

The following table shows the number of modified pool loans that we have insured (included within primary insurance), the number of loans in default and the percentage of loans in default as of the dates indicated:

	December 31,
	2011	2010	2009
Modified Pool Insurance:
Number of insured loans in force	17,468	15,487	42,509
Number of loans in default	3,461	4,009	12,677
Percentage of loans in default	19.8%	25.9%	29.8%

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
The following table shows the number and percentage of primary mortgage insurance defaults by policy origination year as of the dates indicated:

	December 31,
	2011		2010		2009
2005 and prior	40,182	36.3%	43,560	34.7%	52,524	34.5%
2006	19,505	17.6	22,876	18.2	30,068	19.8
2007	35,685	32.2	42,855	34.2	54,105	35.6
2008	14,210	12.8	15,456	12.3	15,003	9.9
2009	1,108	1.0	699	0.6	298	0.2
2010	131	0.1	24	—	—	—
2011	40	—	—	—	—	—
Total defaults	110,861	100.0%	125,470	100.0%	151,998	100.0%

The following table shows the trend in our default rates on our primary insured book of business at the end of each quarter following the year of original policy issuance, referred to as a “year of origination.”
Business written in 2005 through 2008 contained a significant number of poorly underwritten and higher risk loans. As a result of this and the economic downturn, which began in 2007, we expect substantially higher ultimate loss ratios for these loans than in previous policy years. In 2008, as a result of the significant downturn in the housing market, we implemented a number of changes to our underwriting guidelines aimed at significantly improving the risk characteristics of the loans we were insuring. As a result of these more restrictive underwriting guidelines, the default rates for vintages beginning in the second half of 2008 have significantly improved, in particular when compared to the 2005 through the first half of 2008 books of business.

Beginning in 2009, our insured vintages consist of loans with significantly improved risk characteristics, including predominantly prime credit quality, with FICO scores of 740 or above and LTV ratios lower than any of our previous policy years.
The following table shows the states with the highest number of primary mortgage insurance defaults (measured as of December 31, 2011) and the corresponding percentage of total defaults as of the dates indicated:

	December 31,
	2011		2010		2009
States with highest number of defaults:
Florida	18,265	16.5%	20,685	16.5%	24,108	15.9%
California	8,457	7.6	10,815	8.6	17,136	11.3
Illinois	6,869	6.2	7,203	5.7	7,882	5.2
Georgia	5,418	4.9	6,482	5.2	7,864	5.2
Ohio	5,277	4.8	5,833	4.7	6,738	4.4
Although the states of California, Illinois, Georgia and Ohio account for a large portion of our total defaults, their share of total defaults is generally proportional to the size of their insured portfolios. In the state of Florida, however, the number of defaults in Florida compared to total defaults is disproportionately larger relative to the size of Florida's insured portfolio. This disproportionate share of total defaults is the result of Florida having experienced the largest declines in home prices, high levels of unemployment, and a higher level of exposure to riskier products. Given our exposure to these states, our loss experience has been significantly affected and will continue to be negatively affected if in these states, the pace of improvement fails to accelerate or conditions there should deteriorate again.
Claims. Mortgage insurance claim volume is influenced by the circumstances surrounding the default. The rate at which defaults cure, and therefore do not go to claim, depends in large part on a borrower’s financial resources and circumstances, local housing prices and housing supply (i.e., whether borrowers may cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates and regional economic conditions. In our first-lien mortgage insurance business, the insured lender is required to complete foreclosure proceedings and obtain title to the property before submitting a claim. It can take anywhere from three months to five years for a lender to acquire title to a property through foreclosure, depending on the state. On average, we do not receive a request for claim payment until approximately 18 months following a default on a first-lien mortgage. This time lag has increased in recent years, as we have observed a slowdown in foreclosures (and consequently, a slowdown in claims submitted to us) largely due to foreclosure moratoriums imposed by various government entities and lenders and increased scrutiny in the general foreclosure process. In our second-lien mortgage insurance business, foreclosure is not required and claims are typically submitted based on a contractual number of days that a borrower is in default. As a result, we typically are required to pay a claim much earlier, within approximately 150 days of a borrower’s missed payment.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans, this level historically has been reached in the second through fourth years. Based on these trends, approximately 27.6% and 35.6% of our primary risk in force at December 31, 2011 and 2010, respectively, had not yet reached its highest claim frequency years. All of our pool risk in force at December 31, 2011, had reached its highest expected claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner and to a significantly greater extent than has been the case historically for our books of business.

The following table shows cumulative "direct claims" (i.e., claims paid before reinsurance recoveries) paid by us on our primary insured book of business at the end of each successive year after origination, expressed as a percentage of the cumulative premiums written by us in each year of origination:

Direct Claims Paid vs. Premiums Written—Primary Insurance

Year of Origination	End of 1st year	End of 2nd year	End of 3rd year	End of 4th year	End of 5th year	End of 6th year	End of 7th year	End of 8th year	End of 9th year	End of 10th year	End of 11th year
2001	0.4%	10.7%	29.5%	46.9%	54.2%	57.8%	60.0%	61.5%	62.5%	63.5%	64.1%
2002	0.5%	8.5%	23.4%	32.3%	37.0%	40.7%	42.8%	44.1%	46.3%	46.8%
2003	0.4%	7.3%	17.1%	23.0%	28.0%	31.1%	33.3%	37.1%	38.4%
2004	0.6%	6.6%	15.8%	28.0%	38.9%	45.5%	53.7%	56.0%
2005	0.3%	6.0%	24.7%	58.9%	74.0%	92.3%	100.9%
2006	0.9%	13.1%	45.4%	63.6%	94.4%	117.5%
2007	0.5%	9.8%	33.6%	81.0%	124.2%
2008	0.2%	5.0%	29.2%	61.2%
2009	—	1.3%	3.9%
2010	—	0.4%
2011	—

The following table shows "net claims" (i.e., claims paid after reinsurance recoveries) paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31,
(In thousands)	2011	2010
Net claims paid:
Prime	$796,940	$691,922
Alt-A	257,448	308,113
A minus and below	164,429	180,078
Total primary claims paid	1,218,817	1,180,113
Pool	178,610	147,667
Second-lien and other	11,331	20,630
Subtotal	1,408,758	1,348,410
Impact of first-lien terminations	75,101	223,099
Impact of captive terminations	(1,166)	(324,365)
Impact of second-lien terminations	16,550	10,834
Total net claims paid	$1,499,243	$1,257,978
Average net claim paid (1):
Prime	$49.6	$44.6
Alt-A	60.7	57.5
A minus and below	40.2	37.6
Total primary average net claim paid	50.0	46.0
Pool	76.2	71.7
Second-lien and other	25.8	35.3
Total average net claim paid	$51.9	$47.7
Average direct primary claim paid (1)	$54.6	$52.5
Average total direct claim paid before reinsurance recoveries (1)	$56.0	$53.6
 ___________________

(1)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first-lien and second-lien transactions.

The following tables show direct claims paid by policy origination year and the states with the highest direct claims paid (measured as of December 31, 2011) as of the periods indicated:

	December 31,
($ in millions)	2011		2010		2009
Direct claims paid by origination year (first-lien):
2005 and prior	$333	22.7%	$531	36.1%	$395	51.4%
2006	331	22.5	345	23.5	175	22.8
2007	634	43.1	506	34.5	188	24.4
2008	166	11.3	85	5.8	11	1.4
2009	6	0.4	1	0.1	—	—
2010	—	—	—	—	—	—
Total direct claims paid	$1,470	100.0%	$1,468	100.0%	$769	100.0%

	Year Ended December 31,
(In millions)	2011	2010	2009
States with highest direct claims paid (first-lien):
California	$255.7	$344.1	$165.0
Florida	216.2	235.8	98.9
Arizona	139.7	140.7	71.4
Georgia	78.4	85.2	49.9
Nevada	71.3	68.7	47.2
Claims paid in California, Florida and Arizona continue to account for a disproportionate share of total claims paid reflecting the significant home price depreciation in those states and the higher percentage of Alt-A loans, which have had a higher claim frequency, as well as the relatively high proportion of risk in force in those states.
Severity. In addition to claim volume, claim severity is another significant factor affecting losses. The severity of a claim is determined by dividing the claim paid by the original loan amount. The main determinants of the severity of a claim are the size of the loan, the amount of mortgage insurance coverage placed on the loan and the impact of our loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity as do actions we may take to reduce claim payment for servicer negligence as discussed below in "Claims Management." The average claim severity for loans covered by our primary insurance was 27.2% for 2011, compared to 27.4% in 2010 and 26.6% in 2009. The average claim severity for loans covered by our pool insurance was 45.1% for 2011, compared to 48.1% in 2010 and 33.4% in 2009.

D.	Claims Management
We have significant resources dedicated to our mortgage insurance claims management department in order to effectively manage losses in the weak housing market and high default and claim environment. Claims management pursues opportunities to mitigate losses both before and after claims are received.
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
In general, we base our selection of a settlement option on the value of the property. In 2011, we settled 83.5% of claims by paying the maximum liability (compared to 85.3% of claims in 2010), 16.5% by paying the deficiency amount following an approved sale (compared to 14.5% of claims in 2010) and less than 1% by paying the full claim amount and acquiring title to the property (also less than 1% in 2010). Declining property values in many regions of the U.S. since 2007 have made our loss management efforts more challenging.

After a claim is received and/or paid, our loss management specialists focus on:

•	a review to ensure that program compliance and our policy requirements have been met;

•	analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;

•	responses to real estate owned loss mitigation opportunities presented by the insured;

•	aggressive management and disposal of acquired real estate; and

•	post-claim payment opportunities for additional recoveries.
When a claim is submitted for payment, we currently review each claim to investigate (i) whether the loan qualified for insurance at the time the certificate of coverage was issued, and (ii) whether the insured has satisfied its obligation in meeting all necessary conditions in order for us to be required to pay a claim. We may deny a claim if the servicer does not produce documents necessary to perfect a claim, including evidence that the insured has acquired title to the property, within the time period specified in the master insurance policy with our lending customers (the “Master Policy”). Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. If, after requests by us, the loan origination file or other servicing documents are not provided to us, we deny the claim. Under the terms of our Master Policy, our insureds must provide to us the necessary documents to perfect a claim within one year after foreclosure.
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
Typical events that may give rise to our right to rescind include the following: (i) we insure a loan under our Master Policy in reliance upon an application for insurance that contains a material misstatement, misrepresentation or omission, whether intentional or otherwise, or that was issued as a result of any act of fraud, subject to certain exceptions, or (ii) we find that there was negligence in the origination of a loan that we insured. We also have rights of rescission arising from a breach of the insured’s representations and warranties contained in an endorsement to our Master Policy that is required with our delegated underwriting program, and we may in certain circumstances seek to rescind structured transactions for breach of representations and warranties pertaining to the insured loans having been underwritten in accordance with the agreed underwriting guidelines, and in the absence of any fraud or misrepresentation.
If a rebuttal to our decision to rescind is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, the claim is re-examined internally by a second, independent group of individuals. If the additional information supports the continuation of coverage, the insurance is reinstated and the claim is paid. After completion of this process, if we determine that the loan did not qualify for coverage, the insurance certificate is rescinded (and the premium refunded), and we consider the rescission to be final and resolved. Although we may make a final determination with respect to a rescission, it is possible that a challenge to our decision to rescind coverage may be made for a period of time after we have rescinded coverage. Under our Master Policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies.
In addition, we have rights under our Master Policy to adjust, or in some circumstances deny, claims due to servicer negligence. Examples of servicer negligence may include, without limitation, a failure to report information to us on a timely basis as required under our Master Policy, a failure to pursue loss mitigation opportunities presented by borrowers, realtors, and/or any other interested parties, a failure to pursue loan modifications and/or refinancings through programs available to borrowers or an undue delay in presenting claims to us (including as a result of improper handling of foreclosure proceedings), which increases the interest (up to a maximum of two years) or other components of a claim we are required to pay.
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
Our mortgage insurance business has a comprehensive risk management function, which is responsible for establishing our credit and counterparty risk policies, monitoring compliance with our policies, portfolio management and communication of credit related issues to management and our board of directors.

1.	Risk Origination and Servicing
We believe that understanding our business partners and customers is a key component of managing risk. Accordingly, we assign individual risk managers to specific lenders and servicers so that they can more effectively perform ongoing business-level due diligence. This also allows us to better customize our credit and servicing policies to address individual lender-specific and servicer-specific strengths and weaknesses.

2.	Portfolio Management
Our Portfolio Management group oversees the allocation of capital within our mortgage insurance business. This group establishes the portfolio limits for product type, loan attributes, geographic concentration and counterparties, and also is responsible for evaluating and negotiating potential transactions for terminating insurance risk and for distributing risk to others through risk transfer mechanisms such as captive reinsurance or the Smart Home arrangements discussed below under “Reinsurance—Ceded.”
Our Surveillance group, within Portfolio Management, monitors and analyzes the performance of various risks in our mortgage insurance portfolio. Our Credit Analytics group then uses this information to develop our mortgage credit risk and counterparty risk policies, and as an input to our proprietary default and prepayment models. Our Valuation group, within Portfolio Management, analyzes the current composition of our mortgage insurance portfolio and monitors for compliance with our internally defined risk parameters. This analysis involves assessing risks to the portfolio from the market (e.g., the effects of changes in home prices and interest rates) and analyzing risks from particular lenders, products and geographic locales.

3.	Credit Analytics
Our Credit Analytics group establishes and maintains mortgage-related, credit risk policies regarding our willingness to accept risk and counterparty, portfolio, operational and structured risks involving mortgage collateral. Credit Analytics also establishes risk guidelines for product types and loan attributes. The Credit Analytics group is also responsible for the quality control function by auditing individual loan files to examine underwriting decisions for compliance with agreed-upon underwriting guidelines. These audits are conducted across loans submitted through our delegated and non-delegated underwriting channels.

4.	Loss Mitigation
Our Loss Mitigation group, in cooperation with the Risk Origination and Servicing group, works with servicers to identify and pursue loss mitigation opportunities for loans in both our performing and non-performing (defaulted) portfolios. This work includes regular surveillance and benchmarking of servicer performance with respect to default reporting, borrower retention efforts, foreclosure alternatives and foreclosure processing. Through this process, we seek to hold servicers accountable for their performance and communicate to servicers identified best practices for servicer performance. In addition, we continue to participate in the large scale modification programs being led by the U.S. Department of the Treasury and Federal Housing Finance Agency ("FHFA"), several top mortgage servicers and numerous borrower outreach campaigns. See "Regulation—Federal Regulation—Homeowner Assistance Programs" for further discussion of these programs.

5.	Reinsurance—Ceded
We have used reinsurance in our mortgage insurance business for purposes of risk and capital management.
Smart Home. In 2004, we developed a program referred to as "Smart Home," for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have executed four Smart Home reinsurance transactions.
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

Typically, we retained the risk associated with the first-loss coverage levels, and the risk associated with the senior most tranche of coverage. Holders of the Smart Home credit-linked notes bear the risk of loss from losses that would be paid to us under the reinsurance agreement, which consists of the layers of risk in between those that we retain. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by the rating agencies. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The rate of principal amortization of the credit-linked notes is intended to approximate the rate of principal amortization of the underlying mortgages.
At December 31, 2011, $0.8 billion, or approximately 2.7% of our primary mortgage insurance risk in force, was included in Smart Home reinsurance transactions, compared to $1.0 billion, or approximately 3.2% at December 31, 2010. In February 2011, we exercised our option to terminate two of our four Smart Home transactions with risk in force of approximately $41 million. The two remaining transactions will mature within the next 18 months (one in November 2012 and one in June 2013), and the ultimate recoverable amounts from these transactions will be dependent upon the amount and timing of paid losses in these transactions through their respective maturity dates.
Captive Reinsurance. In the past, we and other companies in the mortgage insurance industry have participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we ceded a portion of the mortgage insurance premiums paid to us to the reinsurance company. Captive reinsurance typically was conducted on an "excess of loss" basis, with the captive reinsurer paying losses only after a certain level of losses had been incurred. In addition, we have offered, on a limited basis, “quota share” captive reinsurance arrangements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected.
In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. During the recent housing and related credit market downturn in which losses have increased significantly, most captive reinsurance arrangements have “attached,” meaning that losses have exceeded the threshold so that we are now entitled to cash recoveries from the captive. In all cases, the captive reinsurer establishes a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore, have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements. Ceded losses recoverable related to captives at December 31, 2011, were $90.1 million. We expect that most of the actual cash recoveries from these captives will be received over the next few years.
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
As of December 31, 2011, we have received total cash reinsurance recoveries (including recoveries from the termination of captive arrangements) from Smart Home and captive reinsurance arrangements of approximately $786.3 million, since inception of these programs.
GSE Arrangements. We also have entered into risk/revenue-sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast into primary and pool insurance and our overall exposure is reduced in return for a payment made to the GSEs. Ceded premiums written and earned for the year ended December 31, 2011, were each $2.7 million under these programs and are expected to decline over time.
Other Reinsurance. Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total indebtedness to the insured. Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with these insurance regulations. See “Regulation—State Regulation—Reinsurance” below. In addition, Radian Guaranty uses reinsurance with its subsidiary, Radian Insurance, to reduce its net risk in force. In 2010 and 2011, Radian Guaranty entered into three excess of loss reinsurance transactions with Radian Insurance under which Radian Guaranty transferred approximately $7.4 billion of risk in force to Radian Insurance. The pool of loans that have been reinsured by Radian Insurance generally consists of a higher concentration of recently underwritten fixed-rate, prime, high FICO loans.

F. Customers
The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks.
In an effort to diversify our customer base, beginning in 2009, we increased the amount of business we were conducting with credit unions and, in 2010, we increased the amount of business done with community banks that met our underwriting guidelines. In 2011, we added more than 400 new customers and significantly increased the amount of business coming from mid-sized mortgage banks.
As a result of this strategy, our mortgage insurance business in 2011 was dependent to a lesser degree on a small number of large lending customers. Our top 10 mortgage insurance customers, measured by primary new insurance written, represented 34.5% of our primary new insurance written in 2011, compared to 54.4% and 62.3% in 2010 and 2009, respectively. The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 10.1% of new insurance written during 2011, compared to 15.5% and 16.1% in 2010 and 2009, respectively. In 2011 and 2010, the premiums paid to us by each of Bank of America and Wells Fargo, exceeded 10% of our consolidated revenues.

G.	Sales and Marketing
Our sales and account management team consists of 64 persons, organized in various geographic regions across the U.S. Our New Business Development group focuses on the creation of new mortgage insurance relationships, while our Account Management group is responsible for supporting all existing mortgage insurance relationships. Mortgage insurance sales and account management personnel are compensated by salary, commissions for new insurance written and the creation or development of customer relationships, and other incentive-based pay tied to the achievement of certain sales goals. These incentive-based awards are reviewed to prevent excessive risk-taking.

H.	Competition
We operate in the intensely competitive U.S. mortgage insurance industry. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies. We compete directly with five private mortgage insurers, including: CMG Mortgage Insurance Company, Essent Guaranty, Genworth Financial Inc., Mortgage Guaranty Insurance Corporation (“MGIC”), and United Guaranty Corporation. Until the middle of 2011, we also competed against two other private mortgage insurers—PMI Group Inc. ("PMI") and Republic Mortgage Insurance Company ("RMIC"). In the third quarter of 2011, these two longstanding competitors ceased writing new mortgage insurance commitments. In October 2011, RMIC went into runoff and in early 2012, RMIC was placed under the supervision of the insurance department of its domiciliary state. PMI ceased writing new mortgage insurance commitments in August 2011, when it was placed under the supervision, and later under the control of, the insurance department of its domiciliary state. In the fourth quarter of 2011, PMI's parent company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.
We compete with other private mortgage insurers on the basis of price, customer relationships, reputation, financial strength measures, and service. The service-based component includes effective delivery of products, risk management services, timeliness of claims payments, training, loss mitigation efforts and management and field service organization and expertise. Certain of our competitors are subsidiaries of larger corporations, and therefore, may have significantly greater financial and marketing resources and stronger financial strength ratings than ours.
We also compete with various federal and state governmental and quasi-governmental agencies, principally the FHA, the Veteran's Administration (“VA”) and state-sponsored mortgage insurance funds designed to eliminate the need to purchase private mortgage insurance. Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its market share of the insured mortgage market, and in recent years, the FHA has become the predominant insurer of low down payment mortgages, with a market share as high as 85.4% in both the fourth quarter of 2009 and the first quarter of 2010. During 2010 and 2011, the private mortgage insurance industry has steadily recaptured market share from the FHA, primarily due to increases in the financial strength of certain private mortgage insurers, the development of new products and marketing efforts directed at competing with the FHA, as well as increases in the FHA's pricing. For the fourth quarter of 2011, the FHA's market share was reduced to 65.0% of the insured market. Recent legislative actions that have increased the FHA's maximum loan limits above those allowed for the GSEs and imposed higher guaranty fees for the GSEs could strengthen FHA's competitive position. Despite our recent progress in regaining market share, the FHA's market share remains historically high and could increase in the future See “Risk Factors—Our mortgage insurance business faces intense competition.”

III.	Financial Guaranty

A.	Business
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance, a wholly-owned subsidiary of Radian Guaranty. Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market.
We have provided financial guaranty credit protection through the issuance of a financial guaranty insurance policy, by insuring the obligations under a CDS or through the reinsurance of such obligations. Both a financial guaranty insurance policy and a CDS provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation, and in the case of most of our financial guaranty CDSs, credit protection for amounts in excess of specified levels of losses. These forms of credit enhancement each require similar underwriting and surveillance.
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

•
Structured Finance—Insurance of structured finance obligations, including collateralized debt obligations ("CDOs") and asset-backed securities ("ABS"), consisting of funded and non-funded (referred to herein as "synthetic") executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that collateralize or underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgage loans, trust preferred securities ("TruPs"), diversified payment rights ("DPRs"), a variety of consumer loans, equipment receivables, real and personal property leases, or a combination of asset classes or securities backed by one or more of these pools of assets;

•	Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations.
In 2008, in light of difficult market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries, we discontinued writing any new financial guaranty business, other than as necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Since 2008, we have significantly reduced our financial guaranty operations and have reduced our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our access to that capital.
 In January 2012, Radian Asset Assurance entered into a three-part transaction (the "Assured Transaction") with subsidiaries of Assured Guaranty Ltd. (collectively "Assured") that included the following:

•	the commutation of $13.8 billion of financial guaranty net par outstanding that was reinsured by Radian Asset Assurance (the "Assured Commutation");

•	the ceding of $1.8 billion of public finance business to Assured (the "Assured Cession"); and

•
an agreement to sell to Assured Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell"), a New York domiciled financial guaranty insurance company with licenses to conduct business in 37 states and the District of Columbia. Radian Asset Assurance acquired the FG Insurance Shell in June 2011 in order to pursue potential strategic alternatives in the public finance market. We expect to complete the sale of the FG Insurance Shell in the first quarter of 2012, subject to regulatory approval.

This three-part transaction with Assured reduced our financial guaranty net par outstanding by approximately 22.5% and is expected to provide a statutory capital benefit to Radian Asset Assurance of approximately $100 million in the first quarter of 2012. Because Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty, this transaction will also provide a statutory capital benefit of $100 million to Radian Guaranty. This transaction is consistent with our strategic objectives of accelerating the reduction of our financial guaranty net par outstanding and strengthening the statutory capital positions of Radian Asset Assurance and Radian Guaranty. Following the Assured Transaction, on February 22, 2012, Radian Asset Assurance agreed to terminate its arrangement with the National League of Cities ("NLC") to explore the formation of a new public finance mutual bond insurance company.

1.	Public Finance
The vast majority of our public finance business consists of the insurance and reinsurance of a number of types of domestic public finance obligations, including the following:
General Obligation Bonds. General obligation bonds are full faith and credit bonds that are issued by states, their political subdivisions and other municipal issuers. These bonds are supported by the general obligation of the issuer to pay from available funds and are often coupled with a pledge of the issuer to levy taxes based on the value of real estate or personal property in an amount sufficient to provide for the full payment of the bonds or in an amount up to a prescribed limitation.
Other Tax Supported Bonds. Tax supported bonds are obligations that are supported by the issuer from specific and discrete sources of taxation. They include tax-backed revenue bonds, general fund obligations and lease revenue bonds. Tax-backed obligations may be secured by a lien on specific pledged tax revenues, such as a sales tax, gasoline tax or other excise tax, or incrementally from growth in property tax revenue associated with growth in property values. Tax supported bonds also include obligations secured by special assessments levied against property owners and often benefit from issuer covenants to enforce collections of such assessments and to foreclose on delinquent properties. Issuers may be special districts with jurisdiction to tax property within a designated smaller portion of the entire political subdivision; projects financed by bonds are issued for special districts to finance basic infrastructure improvements such as roads, lighting, drainage and utility improvements.
Tax supported bonds also include lease revenue bonds, which typically are general fund obligations of a municipality or other governmental authority that are subject to annual appropriation or abatement; projects financed and subject to such lease payments ordinarily include real estate or equipment serving an essential public purpose. Bonds in this category also include moral obligations of municipalities or governmental authorities.
Healthcare and Long-Term Care Bonds. Healthcare and long-term care bonds are obligations of healthcare facilities, including community based hospitals and systems, as well as of health maintenance organizations and long-term care facilities. This category of bonds also includes long-term care revenue bonds, which are obligations secured by revenues earned by private non-profit owners and operators of continuing care retirement community facilities or systems. Such obligations are also generally secured by mortgages on the real and personal property of the care facility.
Water/Sewer/Electric/Gas and Investor-Owned Utility Bonds. These bonds include municipal utility revenue bonds and investor-owned utility bonds. Municipal utility revenue bonds are obligations of all forms of municipal utilities, including electric, water and sewer utilities and resource recovery revenue bonds. These utilities may be organized in various forms, including municipal enterprise systems, authorities or joint action agencies. Investor-owned utility bonds are obligations primarily backed by investor-owned utilities, first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, and also include sale-leaseback obligation bonds supported by such entities.
Airports/Transportation Bonds. These bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.
Education Bonds. Education bonds are obligations secured by revenue collected by either public or private secondary schools, colleges and universities. Such revenue can encompass all of an institution's revenues, including tuition and fees, or in other cases, can be specifically restricted to certain auxiliary sources of revenue.
Housing Bonds. Housing bonds are obligations relating to both single and multi-family housing, issued by states and localities, supported by the cash flow and, in some cases, insurance from entities such as the FHA or private mortgage insurers.
Other Municipal Bonds. These bonds include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds, and obligations of some not-for-profit organizations. Other municipal bonds also include other types of municipal obligations, including human service providers, second-to-pay, international public finance, non-profit institutions and infrastructure bonds (which are obligations issued by a variety of entities engaged in the financing of infrastructure projects, such as roads, airports, ports, social infrastructure and other physical assets delivering essential services supported by long-term concession arrangements with a public sector entity).

2.	Structured Finance
Our structured finance business has included ABS and other asset-backed or mortgage-backed obligations, including both funded and synthetic CDOs.

Funded asset-backed obligations usually take the form of a secured interest in a pool of assets, often of uniform credit quality, such as credit card or auto loan receivables, commercial or residential mortgages or life insurance policies. Funded ABS also may be secured by a few specific assets such as utility mortgage bonds and multi-family housing bonds. In addition, we have insured future flow DPRs transactions, where our insured obligations are backed by electronic payment orders intended for third-party beneficiaries (e.g., trade-related payments, individual remittances, and foreign direct investments).
The performance of synthetic asset-backed obligations is tied to the performance of specific pools of assets, but the obligations are not secured by those assets. Most of the synthetic transactions we insure are CDOs. In many of these transactions, primarily our corporate CDOs, we generally are required to make payments to our counterparty above a specified level of subordination upon the occurrence of credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit events related to the specific obligations in the pool. When we provide synthetic credit protection on a specific credit, our payment obligations to our counterparties are generally the same as those we have when we insure credits through a financial guaranty insurance policy. However, unlike most of our financial guaranty insurance policy obligations, where we have subrogation and other rights and remedies, we generally do not have recourse or other rights and remedies against the issuer and/or any related assets for amounts we may be obligated to pay under these transactions. Even in those cases where we have recourse or any rights and remedies, such recourse, rights and remedies are generally much more limited than the recourse, rights and remedies we generally have in our more traditional financial guaranty transactions, and frequently need to be exercised indirectly through our counterparty.
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
In our corporate CDO transactions, we provide credit protection for certain specified credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations. In our TruPs transactions, we provide credit protection for the timely payment of interest and principal when due on a bond (a “TruPs bond”) representing a senior tranche of a CDO comprised mainly of TruPs. The collateral for TruPs CDOs generally consists of subordinated debt obligations or preferred equity issued by banks, insurance companies, real estate investment trusts and other financial institutions. TruPs are subordinated to substantially all of an issuing institution’s debt obligations, but are senior to payments on equity securities of such issuer (including equity securities purchased by the U.S. government under the Troubled Asset Relief Program (“TARP”)).
In our CDOs of CMBS transactions, we provide credit protection for the timely payment of interest (but only up to the amount of future premium payable to us) and principal when due on these pools of securities. In our senior-most tranche of a CDO of ABS transaction (the "CDO of ABS") and our CLO transactions, we insure the timely payment of current interest and the ultimate payment of principal on a senior class of notes whose payment obligations are secured by pools of ABS, predominantly mezzanine-tranches of RMBS securities and corporate loans or tranches of CLOs, respectively.
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
As a result of multiple downgrades of the financial strength ratings of our financial guaranty insurance subsidiaries beginning in June 2008, all of our financial guaranty reinsurance treaties have been terminated on a “run-off” basis, which means that none of our ceding companies may cede additional business to us under our reinsurance agreements with them. The business they previously ceded to us under these agreements will remain outstanding (and a part of our risk in force) until such time as the ceding company elects to recapture such business or we mutually agree to a commutation of such risk.

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
Ceded Reinsurance. Historically, Radian Asset Assurance has ceded only an immaterial amount of its directly insured portfolio. However, in January 2012, pursuant to the Assured Cession, Radian Asset Assurance ceded approximately $1.8 billion of its direct public finance net par outstanding to Assured. Concurrently with the Assured Cession, Radian Asset Assurance entered into an administrative services agreement with Assured requiring them to provide surveillance, risk management, claims administration and claims payment services in connection with the policies ceded to Assured pursuant to the Assured Cession.

4.	Premium Rates
In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance, either in full at the inception of the policy, which is the case of most public finance transactions, or, in the case of most non-synthetic structured finance transactions, in regular monthly, quarterly, semi-annual or annual installments from the cash flows of the related collateral. Premiums for synthetic CDSs are generally paid in periodic installments (i.e. monthly, quarterly, semi-annually or annually) directly from our counterparty, and such payments are not dependent upon the cash flows of the insured obligation or the collateral supporting the obligation. In such cases, the corporate creditworthiness of our counterparty is a more important factor than the cash flows from the insured collateral in determining whether we will receive payment. In addition, we generally have a right to terminate our synthetic transactions without penalty if our counterparty fails to pay us, or is financially unable to make timely payments to us under the terms of the CDS transactions.
For public finance transactions, premium rates typically represent a percentage of debt service, which includes total principal and interest. For structured finance obligations, premium rates are typically stated as a percentage of the total par outstanding. Premiums are generally non-refundable. Premiums paid in full at inception are recorded initially as unearned premiums and “earned” over the life of the insured obligation (or the coverage period for such obligation, if shorter).

B.	Net Par Outstanding
Our business has traditionally involved taking credit risk in various forms across various asset classes, products and geographies. Credit risk is measured in our financial guaranty business as net par outstanding, which represents our proportionate share of the aggregate outstanding principal exposure on insured obligations. We are also responsible for the timely payment of interest on substantially all of our public finance and our non-corporate CDO structured finance insured financial guaranty obligations. For our insured corporate CDOs and CDOs of CMBS, net par outstanding represents the notional amount of credit protection we are providing on a pool of obligations. Our total financial guaranty net par outstanding was $69.2 billion as of December 31, 2011, compared to $78.8 billion as of December 31, 2010. After giving effect to the Assured Transaction and the February 2012 CDO Terminations (as defined below in "—Financial Guaranty Exposure Currently Subject to Recapture or Termination"), our total financial guaranty net par outstanding was $47.8 billion.

The following table shows the distribution of our financial guaranty segment’s net par outstanding by type of exposure and as a percentage of financial guaranty’s total net par outstanding, as of the dates indicated.

	December 31,
	2011		2010
($ in billions)	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)
Type of Obligation
Public finance:
General obligation and other tax supported	$15.8	22.8%	$17.5	22.2%
Healthcare and long-term care	5.4	7.8	6.2	7.9
Water/sewer/electric gas and investor-owned utilities	3.6	5.2	4.2	5.3
Airports/transportation	3.3	4.8	3.9	4.9
Education	2.2	3.2	2.6	3.3
Escrowed transactions (2)	1.4	2.0	1.9	2.4
Housing	0.3	0.4	0.3	0.4
Other municipal (3)	0.9	1.3	1.1	1.4
Total public finance	32.9	47.5	37.7	47.8
Structured finance:
CDO	35.1	50.7	39.6	50.3
Asset-backed obligations	0.9	1.3	1.1	1.4
Other structured (4)	0.3	0.5	0.4	0.5
Total structured finance	36.3	52.5	41.1	52.2
Total	$69.2	100.0%	$78.8	100.0%
 ___________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

(2)
Escrowed transactions are legally defeased bond issuances where our financial guaranty policy is not legally extinguished although cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders. Although we have little to no remaining credit risk on these transactions, they remain legally outstanding for accounting principles generally accepted in the United States of America ("GAAP") purposes.

(3)	No bond in this category individually constitutes a material amount of our financial guaranty net par outstanding.

(4)
Represents other types of structured finance obligations, including DPRs, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

The Assured Transaction significantly reduced our net par outstanding to many types of public finance obligations. The following table shows the distribution of our financial guaranty segment’s net par outstanding by type of exposure and as a percentage of financial guaranty’s total net par outstanding, after giving effect to the Assured Transaction:

($ in billions)	Net Par Outstanding	% of Total Net Par Outstanding
Type of Obligation
Public finance:
General obligation and other tax supported	$6.8	12.7%
Healthcare and long-term care	4.4	8.2
Water/sewer/electric gas and investor-owned utilities	2.0	3.7
Airports/transportation	1.1	2.1
Education	1.9	3.5
Escrowed transactions	0.8	1.5
Housing	0.1	0.2
Other municipal	0.9	1.7
Total public finance	18.0	33.6
Structured finance:
CDO	34.4	64.2
Asset-backed obligations	0.9	1.7
Other structured	0.3	0.5
Total structured finance	35.6	66.4
Total	$53.6	100.0%

1.	Credit Quality of Insured Portfolio
The following table identifies the internal credit ratings we have assigned to our net par outstanding as of December 31, 2011 and 2010:

	December 31,
	2011		2010
($ in billions)	Net Par Outstanding	Percent	Net Par Outstanding	Percent
Internal Credit Rating (1)
AAA	$31.1	44.9%	$33.9	43.0%
AA	9.7	14.0	11.6	14.8
A	9.1	13.2	10.9	13.8
BBB	15.2	22.0	17.5	22.2
Below investment grade (“BIG”)	4.1	5.9	4.9	6.2
Total	$69.2	100.0%	$78.8	100.0%
___________________

(1)
Represents our internal ratings estimates assigned to these credits utilizing our internal rating system. See “Risk Management” below. Each rating within a letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+,” “A” and “A-”).

2.	Geographic Distribution of Insured Portfolio
The following table shows the geographic distribution of our public finance financial guaranty net par outstanding (as a percentage of our total financial guaranty net par outstanding) as of the dates indicated:

	December 31,
State	2011	2010
Domestic Public Finance by State:
California	5.7%	5.5%
Texas	4.0	4.2
New York	3.6	3.3
New Jersey	2.9	2.6
Pennsylvania	2.6	2.5
Illinois	2.4	2.2
Florida	1.7	1.9
Colorado	1.6	1.6
Massachusetts	1.5	1.5
Washington	1.4	1.5
Other states	13.4	13.7
Total Domestic Public Finance	40.8	40.5
Escrowed Public Finance (1)	2.1	2.4
International Public Finance	4.6	4.8
Total Public Finance	47.5%	47.7%
 ___________________

(1)	Geographic breakdown of our Escrowed Public Finance is not included as it is not a meaningful assessment of risk associated with such transactions.

As of December 31, 2011, we have $10.7 billion of net par outstanding in international finance obligations (our “International FG Obligations”), which includes $3.2 billion of net par outstanding related to sovereign and non-sovereign international public finance obligations, compared to $12.7 billion and $3.8 billion, respectively, as of December 31, 2010. The following table shows the distribution of net par outstanding by country of our International FG Obligations (including sovereign debt) and of our sovereign debt, as of the dates indicated:

	December 31,
	2011	2010
(In millions)	Net Par Outstanding	Net Par Outstanding
Type of Obligation
International FG Obligations:
Europe (other than Stressed Eurozone Countries)	$1,383.5	$1,588.4
Stressed Eurozone Countries (1):
Portugal	7.7	9.0
Italy	30.9	31.0
Ireland	—	—
Greece	30.1	28.9
Spain	50.3	49.1
Total Stressed Eurozone Countries	119.0	118.0
Other International Public Finance	1,706.5	2,130.0
International Structured Finance (2)	7,470.0	$8,817.1
Total International FG Obligations	$10,679.0	$12,653.5
Sovereign Indebtedness:
Europe (other than Stressed Eurozone Countries)	$72.6	$70.5
Stressed Eurozone Countries:
Portugal	1.3	1.3
Italy	22.4	22.7
Ireland	—	—
Greece	30.1	28.9
Spain	47.0	45.7
Total Stressed Eurozone Countries	100.8	98.6
Other	322.0	343.0
Total sovereign indebtedness (3)	$495.4	$512.1
___________________

(1)	The five Eurozone countries whose sovereign obligations have been under stress due to economic uncertainty, potential restructuring and additional ratings downgrades.

(2)
Our net par outstanding in international structured finance represents the jurisdiction where the largest portion of the underlying risk is located in the case of CDO transactions, and the jurisdiction where the issuer of our insured obligation is domiciled in the case of other structured finance obligations.

(3)
International sovereign obligations represent approximately 0.5% of the collateral in our portfolio of Corporate CDOs, including less than 0.1% to Spain, the only Stressed Eurozone Country included within our Corporate CDO collateral pool. As of December 31, 2011, we had reserves of $4.4 million for losses related to our exposure to Greece.

3.	Largest Single Insured Risks
The following table represents our 10 largest public finance single risks by net par outstanding (together representing 4.9% of financial guaranty’s aggregate net par outstanding) as of December 31, 2011, along with the internal credit rating assigned as of that date to each credit:

	Internal Credit Rating	Obligation Type	Aggregate Net Par Outstanding as of
Credit			December 31, 2011
			(In millions)
State of California	BBB	General Obligations	$591.8
City of New York, NY	AA	General Obligations	397.1
North Bay Plenary Health Canadian Hospital	AAA	Healthcare	357.6
New Jersey, Transportation Trust Fund Authority	AA	General Obligations	341.6
Metropolitan Transportation Authority NY	A	Transportation	310.8
Los Angeles Unified School District	AA	General Obligations	304.3
State of Washington	AA	General Obligations	282.7
City of Chicago, Illinois	AA	General Obligations	274.2
State of New Jersey	AA	General Obligations	274.1
New Jersey Economic Development Authority School FAC	AA	General Obligations	268.0
			$3,402.2
The following table represents our 10 largest structured finance single risks by net par outstanding (together representing 8.0% of financial guaranty’s aggregate net par outstanding) as of December 31, 2011. We have entered into each of these transactions through the issuance of a CDS. These risks include the following exposures:

	Internal Credit Rating	Obligation Type	Scheduled Maturity Date	Aggregate Net Par Outstanding as of
Credit				December 31, 2011
				(In millions)
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	$600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AA	Corporate CDO	2017	600.0
Static Synthetic CDO of CMBS	AAA	CDO of CMBS	2049	598.5
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	562.5
Static Synthetic CDO of ABS	D	CDO of ABS	2046	450.5
Static Synthetic CDO of CMBS	AAA	CDO of CMBS	2047	450.0
Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2013	450.0	(1)
				$5,511.5
___________________

(1)
In addition, as of December 31, 2011, we have insured an additional 20 Static Synthetic Investment-Grade Corporate CDOs ("Corporate CDOs"), each with an aggregate net par outstanding of $450 million. As of December 31, 2011, the internal credit rating for each of these transactions is AAA, with the exception of one transaction that is rated AA-.

For additional information regarding the Static Synthetic CDOs of CMBS and the CDO of ABS transactions included above, see “Directly Insured CDOs of CMBS and ABS” below.

4.	Structured Finance Insured CDO Portfolio
The following table shows the distribution of our CDO net par outstanding as of December 31, 2011:

	As of December 31, 2011
Asset Class	Total Exposure (Net Par)	% of CDO Net Par Outstanding	% of Total Net Par Outstanding
	(In billions)
Direct CDOs:
Corporate CDOs (1)	$29.5	84.1%	42.6%
TruPs	1.9	5.4	2.8
CDOs of CMBS	1.8	5.1	2.6
CDOs of CLO (2)	0.5	1.4	0.7
CDOs of ABS (3)	0.5	1.4	0.7
Total Direct CDOs	34.2	97.4	49.4
Assumed CDOs	0.9	2.6	1.3
Total CDOs	$35.1	100.0%	50.7%
 ___________________

(1)	Includes one CDO comprised of Corporate CDOs with net par outstanding of $0.1 billion. This transaction is the only CDO comprised of other CDOs in our directly insured financial guaranty portfolio.

(2)
Consists of two second-to-pay CLOs with net par outstanding of $528.8 million and internal ratings of A+ to BB+ that are both scheduled to mature in 2018, and one directly insured CLO with net par outstanding of $7.8 million that is rated AAA.

(3)	Consists of one transaction with predominantly RMBS collateral.
The following table sets forth the internal credit ratings assigned to our CDO exposures as of December 31, 2011:

	As of December 31, 2011
Internal Credit Rating (1)	# of CDO Contracts	Net Par Outstanding	% of CDO Net Par Outstanding
		(In billions)
AAA	306	$28.7	81.7%
AA	16	1.3	3.7
A	11	1.5	4.3
BBB	13	1.5	4.3
BIG	19	2.1	6.0
Total	365	$35.1	100.0%
___________________

(1)	Represents our internal ratings estimates. Each rating within a letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+,” “A” and “A-”).
Directly Insured Corporate CDO Portfolio
Our aggregate net par outstanding in our directly insured corporate CDO portfolio was $29.5 billion as of December 31, 2011. We only insure the notional amount (and not any interest or other amounts) with respect to all but one of our corporate CDOs. As of December 31, 2011, we directly insured $29.4 billion of such net par outstanding through 73 corporate CDO transactions. We also directly insure one CDO comprised of other CDO transactions with net par outstanding of $0.1 billion. All of our outstanding corporate CDOs are static pools, which means the covered reference entities generally cannot be changed without our consent. Pursuant to the February 2012 CDO Terminations, three counterparties to our corporate CDO transactions terminated 14 Corporate CDOs with an aggregate net par outstanding of $5.8 billion.
The same corporate obligor may exist in a number of our corporate CDO transactions. However, the pool of corporate entities in our directly insured corporate CDO portfolio is well diversified with no individual exposure to any corporate entity exceeding 1.0% of our notional exposure to corporate entities in our directly insured corporate CDOs as of December 31, 2011. As of December 31, 2011, our exposure to the five largest corporate entities represented approximately 4.0% of our total aggregate notional exposure to corporate entities in our directly insured corporate CDO portfolio.

The number of corporate entities in our directly insured corporate CDO transactions range between 76 and 125 per transaction, with the concentrations of each corporate entity averaging 1.1% per transaction. No corporate entity represented more than 2.7% of any one transaction. Our notional exposure to any single corporate entity in any one transaction ranges from $3.3 million to $120.0 million, with an average of $30.9 million per transaction.
The corporate entities for which we provide credit protection in our directly insured corporate CDO transactions are also well diversified by industry. The following table summarizes the five largest industry concentrations (according to Standard & Poor’s Rating Service (“S&P”)) in our financial guaranty directly insured corporate CDO portfolio as of December 31, 2011:

Industry Classification	% of Total Notional
Telecommunications	8.9%
Retail (excluding food and drug)	6.5
Building and Development	6.3
Insurance	5.7
Financial Intermediaries	5.6
Total of five largest industry concentrations	33.0%
Because each transaction has a significant level of subordination, credit events would typically have to occur with respect to numerous entities in a collateral pool before we would have a claim payment obligation in respect of any particular transaction, meaning that our risk adjusted exposure to each corporate entity in a CDO pool is significantly less than our notional par exposure. In the unlikely event that all of our five largest corporate obligors were to have defaulted at December 31, 2011, absent any other defaults in the CDOs in which these obligors were included, we would not have incurred any losses due to the significant subordination remaining in each transaction in which these entities were included.
Using our internal ratings, 91.3% of the aggregate net par exposure of our directly insured corporate CDO portfolio had subordination at or above the level of subordination necessary to warrant an internal AAA rating, and only one corporate CDO representing 0.3% of such aggregate net par exposure was internally rated BIG as of December 31, 2011. Our internal ratings for our corporate CDOs differ from those derived using S&P’s most recent version of its CDO Evaluator tool. Using the CDO Evaluator, 77.1% of the aggregate net par exposure to our directly insured corporate CDO portfolio continued to have subordination at or above the level of subordination necessary to warrant a AAA rating from S&P.
The following table provides information for our directly insured corporate CDO portfolio as of December 31, 2011, by year of scheduled maturity.

Year of Scheduled Maturity (1)	Number of CDO Contracts/ Policies (2)	Aggregate Net Par Exposure	Initial Average # of Sustainable Credit Events (3)(5)	Current Average # of Sustainable Credit Events (4)(5)	Minimum # of Sustainable Credit Events (5)	Avg. # of Current Remaining Entities in Transaction (6)
		(In billions)
2012	12	$4.3	26.0	20.5	11.0	97
2013	31	13.2	31.2	27.0	13.4	97
2014	15	5.9	28.7	24.6	7.3	97
2017	15	6.0	26.7	24.8	10.3	99
Total	73	$29.4
___________________

(1)	No directly insured corporate CDO transactions are scheduled to mature in 2015 or 2016. All of our directly insured corporate CDO transactions are scheduled to mature on or before December 31, 2017.

(2)
Does not include our one insured corporate CDO of CDOs with a net par outstanding of $0.1 billion, since the payments of principal and interest on this CDO depend on the cash flows actually generated from the CDO's underlying collateral and the likelihood that we would have to pay a claim is not measurable in terms of sustainable credit events.

(3)	The average number of sustainable credit events at the inception of each transaction. Average amounts presented are simple averages.

(4)	The average number of sustainable credit events determined as of December 31, 2011. Average amounts presented are simple averages.

(5)
The number of sustainable credit events represents the number of credit events on different corporate entities that can occur within a single transaction before we would be obligated to pay a claim. It is calculated using the weighted average exposure per corporate entity and assumes a recovery value of 30% to determine future losses (unless the parties have agreed upon a fixed recovery, then such recovery is used to determine future loss) or in the case of a defaulted reference entity pending settlement, we use market-indicated recovery levels.

(6)	The current average number of different corporate entities in each of the transactions.
The following table sets forth the credit ratings of the underlying collateral for our financial guaranty directly insured corporate CDO portfolio as of December 31, 2011:

Credit Ratings (1)	Notional Amount of Underlying Collateral	% of Notional Amount of Underlying Collateral
($ in billions)
AAA	$0.5	0.2%
AA	6.3	2.9
A	41.4	19.2
BBB	95.2	44.2
Total investment-grade collateral	143.4	66.5
BB	38.2	17.8
B	19.9	9.3
CCC and below	6.4	3.0
Not Rated	7.3	3.4
Total Non-investment-grade collateral	71.8	33.5
Total	$215.2	100.0%
___________________

(1)
Represents the lower of the ratings of the underlying corporate entities as determined by Moody’s Investor Service (“Moody’s”) and S&P. Each rating within a letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+” “A” and “A-”).

Directly Insured Trust Preferred CDO Portfolio
TruPs are subordinated securities issued by banks and insurance companies, as well as by real estate investment trusts and other financial institutions, to supplement their regulatory capital needs. Generally, TruPs are subordinated to substantially all of an issuer’s debt obligations, but rank senior to the equity securities of such issuer (including equity securities issued to the U.S. government under TARP). As of December 31, 2011, we provided credit protection on 15 TruPs CDO bonds. Our credit protection on these TruPs bonds was conducted through 19 separate CDS contracts, meaning that with respect to four of the TruPs bonds we insured at December 31, 2011, we entered into two separate CDS contracts (each with a different counterparty) covering the same TruPs bond. Our total aggregate net par outstanding for our TruPs CDO bond portfolio is $1.9 billion.
As of December 31, 2011, the collateral underlying our insured TruPs bonds included 648 separate issuers, including 549 banking institutions (comprising 75.9% of the total TruPs collateral based on notional amount) and 80 insurance companies (comprising 23.0% of the total TruPs collateral based on notional amount). In addition, the TruPs collateral included a small percentage of middle market loans, real estate investment trusts and other CDO tranches.
The collateral underlying our insured TruPs bonds consists of between 24 and 111 issuers per TruPs bond, with the concentration of each issuer averaging 1.8% per TruPs bond. As of December 31, 2011, our exposure to any one issuer in our insured TruPs bonds ranges from $0.1 million to $42.0 million per bond, with an average exposure of $9.2 million per issuer per bond. No issuer represented more than 9.4% of the total collateral underlying any one TruPs bond.

The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our insured TruPs bonds as of the dates indicated:

TruPs Bond	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding	Subordination after defaults (%)	Subordination after defaults and deferrals (%) (2)		Interest Coverage Ratio (3)
				December 31, 2011	December 31, 2011
				(In millions)	(1)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
1	3/2016	(4)(5)	9/2036	$108.6	48.3%	44.4%	39.6%	335.5%	154.5%
	9/2036		9/2036	173.8	48.3	44.4	39.6	335.5	154.5
2	7/2016	(4)(5)	7/2036	111.3	33.1	13.9	8.1	139.6	66.1
3	9/2016	(4)(5)	12/2036	76.8	46.7	29.1	14.5	312.9	147.8
4	10/2016	(4)(5)	7/2037	131.9	38.7	24.7	22.8	107.7	157.7
	10/2016	(4)(5)	7/2037	131.9	38.7	24.7	22.8	107.7	157.7
5	11/2016	(4)(5)	9/2037	74.6	45.7	34.5	26.9	251.4	288.6
	11/2016	(4)	9/2037	108.4	45.7	34.5	26.9	251.4	288.6
6	12/2016	(4)	3/2037	120.8	39.0	27.8	18.8	201.2	142.0
7	8/2017	(4)(5)	12/2035	68.2	41.7	27.0	24.2	291.8	290.0
8	12/2017	(4)(5)	6/2036	86.4	40.8	31.7	23.6	456.1	161.0
	6/2036		6/2036	86.4	40.8	31.7	23.6	456.1	161.0
9	1/2033		1/2033	37.5	62.2	55.2	48.6	320.7	280.1
10	9/2033		9/2033	70.7	52.9	41.8	37.3	351.8	368.9
11	12/2033		12/2033	27.5	54.9	43.2	34.1	364.4	345.2
12	10/2034		10/2034	44.5	44.4	30.9	23.2	454.8	307.6
13	12/2036		12/2036	123.1	49.2	43.3	40.3	636.5	370.2
14	12/2037		12/2037	205.3	32.9	16.7	12.3	120.3	108.7
15	10/2040	(6)	10/2040	106.5	59.8	43.8	30.7	74.1	132.6
Total				$1,894.2
___________________

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

(2)
Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath our insured TruPs bond, after giving effect to deferrals of interest payments on the TruPs collateral, as well as amortization and actual defaults, assuming no recoveries of principal on the defaulted or deferred TruPs.

(3)
Internally generated interest coverage ratio for each TruPs bond equal to the gross interest collections on the TruPs collateral minus transaction expenses as a percentage of the sum of hedge payments and interest payable on the TruPs bond and securities senior to, or pari passu with, the TruPs bond.

(4)
The transactions with a CDS Termination Date prior to the TruPs CDO Maturity Date provide for automatic annual one-year extensions (absent written notifications from our counterparty) until the TruPs CDO Maturity Date, except in the case of Bond #7, which may only be extended until August 2020.

(5)
Pursuant to the terms of our CDS contracts covering these TruPs bonds, we could be required to pay our counterparties the outstanding par on our insured TruPs bond on the scheduled termination date of our CDS contract. For more information regarding this potential liquidity risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

(6)
Although the interest coverage ratio for this TruPs bond is below 100% at December 31, 2011, there was no interest shortfall due to collateral prepayments. As of January 2012, the interest coverage ratio increased to 281.5% primarily as a result of a decrease in hedge payment obligations.

Many of the issuers in our insured TruPs bonds have been negatively affected by the recent U.S. economic recession. Certain of these issuers have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Since we believe there is a significant likelihood that TruPs subject to interest deferrals will ultimately result in a default, we closely monitor deferrals as well as defaults in assessing the subordination remaining beneath our insured TruPs bonds. Recently, however, the cures of previous deferrals of interest payments on the TruPs collateral have outpaced initial defaults and deferrals. Eight of the TruPs bonds that we insure (representing a net par outstanding of $1.0 billion) were internally rated BIG as of December 31, 2011, and the weighted average internal rating for all of our insured TruPs bonds was BB as of December 31, 2011. The fair value liability of our insured TruPs transactions, which are accounted for as derivatives, was $26.4 million as of December 31, 2011.
One of our insured TruPs bonds, with $111.3 million of net par outstanding as of December 31, 2011, experienced interest shortfalls from October 2009 through April 2011, for which we paid an aggregate of $0.7 million in interest shortfall claims. In July 2011, as a result of excess cash flows that became available from underlying bonds prepaying, these interest shortfalls were repaid and this bond became current on interest payments and resumed paying some outstanding principal. We currently do not expect to pay additional interest shortfall claims on this CDS contract.
Based on our most recent projections, we do not expect ultimate net credit losses on any of our insured TruPs bonds. It should be noted, however, that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make interest and principal payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and difficult to predict.
In addition to credit risk, we also potentially face liquidity risk with respect to certain of our TruPs CDOs. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.
Directly Insured CDOs of CMBS and ABS
We have directly insured four CDOs of CMBS transactions, containing 127 CMBS tranches that were issued as part of 88 securitizations. Of the 127 CMBS tranches constituting the collateral for our CDOs of CMBS transactions, 58 of them have been downgraded by Moody’s from Aaa to between Aa1 and Caa1, and 76 have been downgraded from AAA to between AA and CCC- by S&P. Since we have a high level of subordination for these deals, even though a significant percentage of the CMBS tranches underlying our CDO of CMBS transactions have been downgraded, we do not currently project principal losses for our insured tranches in these four transactions.
While Radian Asset Assurance insures all principal shortfalls for our CDO of CMBS transactions, the terms of our credit protection limits claims for interest shortfalls to the amount of premiums we would otherwise be entitled to receive from the applicable transaction. As of December 31, 2011, the present value of premiums that we expect to earn for these transactions was $6.2 million in the aggregate.
The following table provides information regarding our directly insured CDOs of CMBS exposure as of December 31, 2011:

Total Size of CDO Collateral Pool	Net Par Outstanding	Radian Attachment/ Detachment Points (1)			Internal Credit Rating	Number of CMBS Tranches in CDO (2)	Size of CMBS Tranches in CDO	Average Remaining Subordination of CMBS Tranches (3)	Total Delinquencies (Average of Securitizations) (4)
(In billions)	(In millions)						(In millions)
$2.4	$598.5	5.1%	-	30%	AAA	30	$80.0	22%	8.7%
1.9	450.0	6.8%	-	30%	AAA	27	71.7	34	9.3
1.5	352.5	6.5%	-	30%	AA	30	50.0	16	7.3
1.0	430.0	7.0%	-	50%	BBB	40	25.0	13	10.0
$6.8	$1,831.0					127
___________________

(1)
The “Attachment Point” is the percentage of losses in the collateral pool that must occur before we are obligated to pay claims. The “Detachment Point” is the point where the percentage of losses reaches a level where we cease to have an obligation to pay claims on additional losses. For example, a 7.0% attachment point on a $1 billion collateral pool means that we are not obligated to pay claims until there are $70 million of losses, and a 50% detachment point means that our obligation to pay claims for losses ceases when the transaction reaches an aggregate of $500 million of losses.

(2)	Represents the number of CMBS tranches that comprise the collateral pool for the applicable CDOs of CMBS transaction.

(3)	The average remaining subordination after giving effect to both amortization of principal and realized losses.

(4)	Delinquencies reflect the average percentage (of total notional) of the CMBS collateral that is delinquent.
The total balance of the reference CMBS tranches in these collateral pools is $6.8 billion. The underlying loan collateral pool supporting the CMBS tranches consists of approximately 13,500 loans with a balance of approximately $167 billion. The underlying loan collateral is reasonably well diversified both geographically and by property type. Approximately 33.4%, 32.4% and 14.3% of the underlying loan collateral was for office space, retail space and multi-family property, respectively. Approximately 19.4% of the underlying loans are due within the next 36 months, an additional 46.1% and 31.4% of the underlying loans are due in the years ending December 31, 2015 and 2016, respectively, and the remaining 3.1% are due thereafter. If such underlying loans cannot be refinanced when due and they default, we may be required to pay a principal claim on our insured CDOs of CMBS, subject to applicable subordination, if the amount recovered upon the foreclosure of the underlying property, or otherwise, is insufficient to cover the defaulted loan balance and related expenses.
We have exposure to RMBS, including exposure to subprime RMBS, through one directly insured CDO of ABS with a net par outstanding of $450.6 million as of December 31, 2011. Approximately 50.7% of the collateral for this transaction is RMBS, including 36.7% subprime RMBS; 20.1% is CMBS; 18.5% is CDOs of ABS, including CDOs which contain RMBS and CMBS; 5.0% is CDOs of CDO, and the remaining 5.7% is in other asset classes. This transaction is currently rated D internally, D by S&P and Ca by Moody's. In this transaction, we provide credit protection through a CDS on the senior most tranche of a CDO of ABS transaction. As of December 31, 2011, $376.6 million (or 89.5%) of the collateral pool was rated BIG by at least one rating agency, of which $263.5 million (or 62.6%) of the collateral pool had defaulted. Due to the substantial deterioration of the underlying collateral, this transaction experienced an interest shortfall in November 2011. However, this shortfall was repaid in December 2011 before we were required to pay a claim in respect thereof. We currently expect to begin paying claims related to interest shortfalls on this transaction in 2012. However, due to the structure of this transaction, we do not expect to pay claims related to principal shortfalls until sometime between 2036 and the legal final maturity date for this transaction in 2046. Although losses for this transaction are difficult to estimate, absent a commutation or other successful loss mitigation alternative for this transaction, we currently believe the ultimate claim payments in respect of principal for this transaction will be substantially all of our total principal exposure. We continue to explore loss mitigation alternatives with respect to this CDO of ABS transaction, including the possibility of commuting our remaining risk on this transaction. We can provide no assurance that we will be successful in such loss mitigation efforts. For additional information, see "Risk Factors—Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration which could have a material adverse effect on the capital adequacy of Radian Guaranty."
Directly Insured CLO Exposure
We also have $0.5 billion in exposure as of December 31, 2011, related to three CLO transactions. Two of these transactions are second-to-pay transactions in which we will not be obligated to pay a claim unless both the underlying obligation defaults and another insurer defaults on its primary insurance obligation to pay such claim. These second-to-pay transactions are internally rated A+ and BB+ and are both scheduled to mature in 2018. We are in a first-to-pay position with respect to the remaining CLO transaction (representing $7.8 million of exposure), which is internally rated AAA.

5.	Non-CDO ABS Risk
We have an aggregate of $0.9 billion of net par outstanding related to ABS obligations (none of which is exposure to CMBS) outside of our insured CDO portfolio. The following table shows the distribution of such ABS obligations.

Type of Non-CDO ABS	Net Par Outstanding Amount	Percentage of ABS Net Par Outstanding	Percentage of Total Net Par Outstanding
($ in billions)
Total RMBS	$0.5	58.5%	0.8%
Consumer assets	0.1	15.2	0.1
Commercial and other	0.3	26.3	0.5
Total ABS	$0.9	100.0%	1.4%

We have assumed an aggregate of $150.9 million of net par exposure to 2006 and 2007 vintage RMBS outside our insured CDO portfolio (“2006/2007 Vintage”), all of which has been assumed from our primary insurance customers. We consider this exposure to be particularly high risk RMBS exposure due to the historically high default rates and aggregate losses on RMBS originated in those years. As of December 31, 2011, 45.0% of our total RMBS net par outstanding remains investment-grade (at least BBB), including 55.8% of our 2006/2007 Vintage.
The following table provides additional information regarding our exposure to RMBS in our non-CDO portfolio as of December 31, 2011:

Type of RMBS by Product ($ in millions)	Net Par Outstanding	Net Par Outstanding		% 2006/2007 Vintage	% of Net Par Outstanding by Rating (1)
		Direct	Assumed			AA	A	BBB	BIG (2)
Subprime	$202.9	$104.0	$98.9	2.5%/10.5%	21.4%	1.2%	—%	0.3%	77.1%
Alt-A	146.3	58.4	87.9	25.6%/10.6%	0.7	—	—	18.4	80.9
Prime	144.7	112.4	32.3	2.6%/14.5%	65.1	0.9	11.5	15.9	6.6
Second-to-Pay	14.2	—	14.2	0.0%/100.0%	—	17.1	—	—	82.9
Total Domestic RMBS	508.1	274.8	233.3	9.1%/14.2%	27.3%	1.2%	3.2%	10.0%	58.3%
Total International RMBS	38.0	—	38.0	49.9%/36.0%	76.1	76.1	—	5.3	11.0
Total RMBS	$546.1	$274.8	$271.3	11.9%/15.7%	25.9%	6.4%	3.2%	9.6%	55.0%
___________________

(1)	Ratings are based on our internal ratings estimate for these transactions.

(2)
All of the BIG exposure is on Radian Asset Assurance’s Watch List and loss reserves have been established for these as needed. As of December 31, 2011, we have established the following reserves for the RMBS in our non-CDO insured portfolio: $15.4 million for Subprime; $3.4 million for Alt-A; $(1.4) million for Prime; $3.1 million for Second-to-Pay; and $39 thousand for international RMBS. A negative reserve means that we anticipate future recoveries of claims paid to exceed future claim payments.

6.	Assumed Reinsurance Exposure
As of December 31, 2011, we had assumed approximately $20.6 billion in net par exposure from our primary reinsurance customers, compared to $23.7 billion as of December 31, 2010. After giving effect to the Assured Commutation, we now have approximately $6.8 billion in net par outstanding assumed from our primary reinsurance customers.

7.	Second-to-Pay Exposure
We are obligated to pay claims for our second-to-pay transactions only to the extent that both the underlying obligation defaults and another insurer, who is the primary obligor for such claims, has failed to pay a valid claim. Consequently, if the conservator for an insolvent primary obligor (such as an insurance regulator) rejects payment of all or a portion of a valid claim, we may be required to pay all or a portion of such valid claim. As of December 31, 2011, we had insured approximately $2.4 billion net par outstanding in second-to-pay exposure.
Because many primary obligors of transactions for which we have second-to-pay exposure are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay exposures has increased.

The following table summarizes the distribution of our second-to-pay exposure net par outstanding between public finance and structured finance and from investment-grade and below investment-grade primary obligors as of December 31, 2011:

Second-to-Pay Exposure	Public Finance Net Par Outstanding	% of Second-to- Pay	Structured Finance Net Par Outstanding	% of Second-to- Pay	Total Net Par Outstanding	% of Second-to- Pay
($ in millions)
Investment-Grade primary obligors	$607.4	25.2%	$86.3	3.6%	$693.7	28.8%
BIG primary obligors:
MBIA Insurance Corporation (“MBIA”)	113.9	4.7	630.8	26.2	744.7	30.9
Syncora Guaranty Inc. (“Syncora”)	348.3	14.5	154.2	6.4	502.5	20.9
Ambac Assurance Corporation (“Ambac”)	245.9	10.2	55.9	2.3	301.8	12.5
Financial Guaranty Insurance Company (“FGIC”)	96.8	4.0	11.0	0.5	107.8	4.5
Other	58.0	2.4	—	—	58.0	2.4
Total BIG primary obligors	862.9	35.8	851.9	35.4	1,714.8	71.2
Total Second-to-Pay	$1,470.3	61.0%	$938.2	39.0%	$2,408.5	100.0%
In order for us to be obligated to pay a claim on a second-to-pay exposure, both the underlying obligation and the primary obligor must default. Therefore, those underlying obligations that are below investment-grade are more likely to default and result in claims. The following table summarizes the portion of our second-to-pay exposure net par outstanding with below investment-grade primary obligors where the underlying insured transaction is also rated below investment-grade internally:

BIG Second-to-Pay Exposure	Public Finance Net Par Outstanding	% of BIG	Structured Finance Net Par Outstanding	% of BIG	Total Net Par Outstanding	% of BIG
($ in millions)
MBIA	$—	—%	$412.9	60.7%	$412.9	60.7%
Syncora	118.6	17.4	44.4	6.6	163.0	24.0
Ambac	3.7	0.6	5.4	0.8	9.1	1.4
FGIC	69.4	10.2	11.0	1.6	80.4	11.8
Other	14.5	2.1	—	—	14.5	2.1
Total BIG Second-to-Pay	$206.2	30.3%	$473.7	69.7%	$679.9	100.0%
In 2010, two of the companies that are the primary obligors on certain of the transactions for which we have provided second-to-pay exposure, Syncora and FGIC, suspended all claims payments following orders by the New York Insurance Department (“NYID”). While the NYID lifted the suspension of payments by Syncora in June 2010, Syncora has subsequently posted additional losses and the NYID may therefore implement the suspension again in the future.

8.	Financial Guaranty Exposure Currently Subject to Recapture or Termination
Approximately $52.9 billion of our total net par outstanding as of December 31, 2011, (representing 76.4% of our financial guaranty segment's total net par outstanding) was subject to recapture or termination at the option of our primary reinsurance customers and financial guaranty credit derivative counterparties. In February 2012, three of our CDS counterparties exercised their termination rights with respect to 14 corporate CDOs that we insured (the “February 2012 CDO Terminations”). The February 2012 CDO Terminations reduced our net par outstanding by $5.8 billion. After giving effect to the Assured Transaction and the February 2012 CDO Terminations, approximately $33.3 billion of our total net par outstanding remains subject to recapture or termination at the option of our primary reinsurance customers and financial guaranty credit derivative counterparties.

Our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties. However, because we have entered into multiple treaties with each customer, it is possible that a customer may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. If this type of selective recapture occurs, it could potentially leave us with risk that is more concentrated in troubled asset classes.

C.	Defaults and Claims
The patterns of claim payments in our financial guaranty business tend to fluctuate and may be low in frequency and high in severity. Generally, in the event of default, principal payments under a typical financial guaranty insurance policy that we provide or reinsure may not be accelerated without our or the ceding company’s approval. Without such approval, the policyholder is entitled to receive payments of principal and interest from us or the ceding company on their regularly scheduled dates as if no default had occurred. In certain of the MBS we insure, we may become obligated to pay claims to the extent the outstanding principal balance of the insured obligation exceeds the value of the collateral underlying such obligations for a specified number of reporting periods. We or the ceding company often have remedies against other parties to the transaction, which may be exercised both before and after making any required default payments.
In our synthetic corporate CDO transactions, losses arise upon the occurrence of a credit event (e.g., bankruptcy, a failure to pay or certain restructuring of debt) set forth in our agreement with respect to a covered corporate entity or money borrowed by such defaulting entity. For a synthetic corporate CDO transaction, a loss is an amount equal to the decrease in market value below the outstanding notional amount we have agreed to insure of a corporate bond meeting agreed upon criteria, but only to the extent that the aggregate of all such loss amounts exceeds an agreed upon amount of subordination.
We establish reserves (on our non-derivative financial guaranty contracts), or fair value liabilities (for our insurance contracts accounted for as derivatives or variable interest entities ("VIEs")) to provide for losses and the estimated costs of settling claims in our financial guaranty business. Setting loss reserves involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. We have determined that the setting of loss reserves in our financial guaranty business constitutes a critical accounting policy. Accordingly, a detailed description of our policies is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” and Notes 2, 4, 6 and 10 of Notes to Consolidated Financial Statements.
In our financial guaranty reinsurance business, claim payments due to the ceding companies are typically settled net of premiums payable to us. For information on our financial guaranty segment’s claims paid and reserve for losses for the years ended December 31, 2011 and 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty—Financial Guaranty General Claims and Reserve For Losses."

D.	Risk Management
We employ a comprehensive risk management system in our financial guaranty segment. This system incorporates and integrates company-wide risk management policies and processes as well as the prevailing practices of the financial guaranty industry. All transactions were subject to an underwriting analysis and risk committee decision process at the time of origination.
Transaction underwriting included an analysis of all credit and legal aspects as well as any specific risks that may be inherent in the transaction. Further, we utilized our proprietary internal economic capital model for risk analysis, valuation, and as the basis for calculating our risk-adjusted returns on our capital for our financial guaranty business. All directly insured transactions and reinsurance business assumed on a facultative basis were subject to a risk committee decision process embedded in the financial guaranty business.
Our risk management department uses internal ratings in monitoring our insured transactions. We determine our internal ratings for a transaction by utilizing relevant information available to us, including: periodic reports supplied by the issuer, trustee or servicer for the transaction; publicly available information regarding the issuer, the transaction, the underlying collateral or asset class of the transaction and/or collateral; communications with the issuer, trustee, collateral manager and servicer for the transaction; and when available, public or private ratings assigned to our insured transactions or to other obligations that have substantially similar risk characteristics to our transactions without the benefit of financial guaranty or similar credit insurance. When we deem it appropriate, we also utilize nationally recognized rating agency models and methodologies to assist in such analysis. We use this information to develop an independent judgment regarding the risk and loss characteristics for our insured transactions. If public or private ratings have been used, our risk management analysts express a view regarding the rating agency opinion and analysis. When our analysis of the transaction results in a materially different view of the risk and loss characteristics of an insured transaction, we will assign a different internal rating than that assigned by the rating agency. Our internal ratings estimates are subject to revision at any time and may differ from the credit ratings assigned by the rating agencies.

The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied during the ongoing monitoring and surveillance of each exposure in the portfolio, as well as at origination of a transaction.
Additional information regarding financial guaranty risk management is contained in Notes 2 and 12 of Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses—Financial Guaranty.”

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
Since we have discontinued writing new financial guaranty business, including accepting new financial guaranty reinsurance, other than as may be necessary to commute, restructure, hedge, or otherwise mitigate losses or reduce exposure in our existing portfolio, we are currently not seeking new financial guaranty customers and we have terminated all or a substantial portion of our reinsurance relationships with many of the primary financial guaranty insurers with whom we have historically conducted business. However, we continue to maintain relationships with many of the financial institutions that participate in the public finance and structured finance transactions, which we believe will assist us as we explore ways to maximize the value of our existing insured financial guaranty portfolio. See “Financial Guaranty—Business.”

IV.	Financial Services
Our financial services segment consisted mainly of our ownership interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company that we wrote off completely in 2007. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010, and was subsequently liquidated. Our equity interest in C-BASS, and a related note receivable from C-BASS that had also been previously written off, were extinguished pursuant to the Plan of Liquidation that was confirmed on April 25, 2011.

1.	C-BASS
Historically, C-BASS operated as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. We recorded a full write-off of our equity interest in C-BASS in the third quarter of 2007 and wrote off a $50.0 million credit facility with C-BASS in the fourth quarter of 2007.
As a consequence of the complete write-off of our investment in C-BASS in 2007, we had no continuing interest of value in C-BASS. The effect of C-BASS on our financial position and results of operations as of and for the years ended December 31, 2010 and 2009, respectively, was negligible. We have no contractual obligations to C-BASS or its creditors to fund C-BASS’s shareholders’ deficit or any other of its obligations. The likelihood that we will recover any of our investment is extremely remote. Accordingly, we believe it is extremely unlikely that our investment in C-BASS will have anything more than a negligible impact on our financial position, results of operation or cash flows at any time in the future.

2.	Sherman Financial Group LLC ("Sherman")
On May 3, 2010, Radian Guaranty sold to Sherman, a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, all of its remaining 28.7% equity interest in Sherman for approximately $172.0 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. As a result of the sale, in the second quarter of 2010, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million, and a pre-tax decrease in accumulated comprehensive income of $29.7 million.

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
Oversight responsibility of our investment portfolio rests with management—allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations, and are approved by the Investment and Finance Committee of our board of directors (the “Investment Committee”). Selection of our external portfolio managers, monitoring, reporting and accounting (including valuation) of all assets are performed by management. We manage over 40% of the portfolio—the portion of the portfolio largely consisting of municipal bonds and short-term investments—internally, with the remainder managed by 10 external managers. External managers are selected by management based primarily upon the allocations approved by the Investment Committee as well as factors such as historical returns and stability of their management teams. Management’s selections are presented to and approved by the Investment Committee.
At December 31, 2011, our investment portfolio had a cost basis of $5,661.9 million and carrying value of $5,783.5 million, including $1,261.7 million of short-term investments. Our investment portfolio did not include any real estate or whole mortgage loans at December 31, 2011. The portfolio included 46 privately placed, investment-grade securities with an aggregate carrying value of $162.3 million at December 31, 2011. At December 31, 2011, 90.3% of our investment portfolio was rated investment-grade.

A.	Investment Portfolio Diversification
The diversification of our investment portfolio at December 31, 2011, was as follows:

	Fair Value	Percent
($ in millions)
U.S. government and agency securities (1)	$723.6	12.5%
State and municipal obligations	1,050.2	18.2
Money market instruments	723.2	12.5
Corporate bonds and notes	700.5	12.1
RMBS (2)	930.2	16.1
CMBS	225.8	3.9
CDO	5.5	0.1
Other ABS (3)	99.9	1.7
Foreign government securities	102.9	1.8
Hybrid securities	346.3	6.0
Equity securities (4)	269.2	4.6
Other investments (5)	69.7	1.2
Short-term investments—U.S. government treasury bills	538.5	9.3
Total	$5,785.5	100.0%
___________________

(1)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(2)	Includes $881.7 million guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”).

(3)	Primarily comprised of AAA-rated corporate obligations.

(4)
Comprised of broadly diversified domestic equity mutual funds ($116.0 million fair value) and various preferred and common stocks invested across numerous companies and industries ($153.2 million fair value).

(5)	Includes $62.8 million (fair value) of investments not accounted for at fair value, which have a carrying value of $61.0 million.

B.	Investment Portfolio Scheduled Maturity
The weighted average duration of the assets in our investment portfolio as of December 31, 2011, was 4.6 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2011:

	Fair Value	Percent
($ in millions)
Short-term investments	$1,261.7	21.8%
Due in one year or less (1)	406.4	7.0
Due after one year through five years (1)	559.5	9.7
Due after five years through ten years (1)	696.5	12.0
Due after ten years (1)	1,268.0	22.0
RMBS (2)	930.2	16.1
CMBS (2)	225.8	3.9
CDO (2)	5.5	0.1
Other ABS (2)	99.9	1.7
Other investments (3)	332.0	5.7
Total	$5,785.5	100.0%
___________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS, CDO and other ABS are shown separately, as they are not due at a single maturity date.

(3)	No stated maturity date.

C.	Investment Portfolio by Rating
The following table shows the ratings of our investment portfolio as of December 31, 2011:

	Fair Value	Percent
($ in millions)
Rating (1)
AAA (2) (5)	$3,255.9	56.3%
AA	686.3	11.9
A	714.5	12.3
BBB	568.4	9.8
BB and below (3)	216.3	3.7
Not rated	103.7	1.8
Equity securities	177.6	3.1
Other invested assets (4)	62.8	1.1
Total	$5,785.5	100.0%
___________________

(1)	As assigned by an NRSRO as of December 31, 2011.

(2)
Includes $1,057.2 million of AAA-rated U.S. Government and Agency securities, $769.1 million in Ginnie Mae securities, $57.0 million in Freddie Mac securities, and $54.5 million in Fannie Mae securities that have not been rated by an NRSRO as of December 31, 2011.

(3)	Securities in this category have been rated non-investment grade by an NRSRO as of December 31, 2011.

(4)	Includes Limited Partnership investments.

(5)	Includes short-term investments held in the Committed Preferred Custodial Trust Securities ("CPS") Market Street Trust accounts in the amount of $150.0 million.

D.	Investment Risk Concentration
The following table shows our top ten investment portfolio risk concentrations as of December 31, 2011:

	Securities Classifications
($ in thousands) Issuer Description	Market Value		U.S. Government Agency & GSE Securities		Municipal Securities	U.S. Treasury Money Market
	$	%	MBS	Notes/Bills
U.S. Treasury Bond/Note	$1,071,640	19.6%	$—	$1,071,640	$—	$—
Ginnie Mae	769,134	14.0	769,134	—	—	—
BlackRock Liquidity Funds T-Fund Portfolio	173,378	3.2	—	—	—	173,378
Fidelity Institutional Treasury Only Portfolio	167,631	3.1	—	—	—	167,631
Federated Treasury Obligations Fund	139,000	2.5	—	—	—	139,000
State of California (1)	130,109	2.4	—	—	130,109	—
State of Illinois	129,672	2.4	—	—	129,672	—
Invesco Ltd.	129,000	2.4	—	—	—	129,000
Vanguard Institutional Index Fund	115,941	2.1	—	—	—	115,941
Northern Institutional Treasury Portfolio	114,184	2.1	—	—	—	114,184
Top Investment Portfolio Risk Concentrations	$2,939,689	53.8%	$769,134	$1,071,640	$259,781	$839,134
 ___________________

(1)	Includes securities with indirect and/or historical state funding support.

VI.	Regulation

A.	State Regulation
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
Our insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which our insurers are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states where the insurance subsidiaries are licensed, premium rates and policy forms must be filed with the state insurance regulatory authority and, in some states, must be approved, before their use. Changes in premium rates may be subject to actuarial justification, generally on the basis of the insurer’s loss experience, expenses and future projections. In addition, states may consider general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers.
Each insurance subsidiary is required by the insurance regulatory authority of its state of domicile, and the insurance regulatory authority of each other jurisdiction in which it is licensed to transact business, to make various filings with those insurance regulatory authorities and with the NAIC, including quarterly and annual financial statements prepared in accordance with statutory accounting principles. In addition, our insurance subsidiaries are subject to examination by the insurance regulatory authorities of each of the states in which they are licensed to transact business.
Given the significant losses incurred by many mortgage and financial guaranty insurers in the recent past, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators, and in particular, the insurance regulatory authorities of the states in which our subsidiaries are domiciled.
Radian Guaranty. Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage guaranty insurance. It is a monoline insurer, restricted to writing only residential mortgage guaranty insurance. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated) in each of the other 49 United States, the District of Columbia and Guam.
Radian Asset Assurance. Radian Asset Assurance is domiciled and licensed in New York as a monoline financial guaranty insurer. Radian Asset Assurance is also licensed under the New York insurance law to write some types of surety insurance and credit insurance.
In addition to New York, Radian Asset Assurance is authorized to write financial guaranty or surety insurance (or in one state where there is no specific authorization for financial guaranty insurance, credit insurance) in each of the other 49 United States, the District of Columbia, Guam, the U.S. Virgin Islands and the Commonwealth of Puerto Rico.
Radian Mortgage Assurance. Radian Mortgage Assurance (formerly Amerin Guaranty Corporation) is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage guaranty insurance. Radian Mortgage Assurance is a monoline insurer restricted to writing only residential mortgage guaranty insurance. In addition to Pennsylvania, Radian Mortgage Assurance is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty is regulated), in each of the other 49 United States and the District of Columbia, other than Rhode Island where it operates under an industrial insured exemption. In light of its limited capital position, Radian Mortgage Assurance currently is prohibited from writing new business in six states without the addition of new capital.
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

Radian Insurance. Radian Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance. Radian Insurance is also authorized in Hong Kong to carry on the business of credit insurance, suretyship and miscellaneous financial loss (including mortgage guaranty insurance) through its Hong Kong branch office. Radian Insurance is not licensed or authorized to write credit insurance in any locality other than Pennsylvania and Hong Kong.
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
Radian Group is an insurance holding company and our insurance subsidiaries belong to an insurance holding company system. All states have enacted legislation regulating insurance companies in an insurance holding company system. These laws generally require the insurance holding company to register with the insurance regulatory authority of each state in which its insurance subsidiaries are domiciled, and to furnish to the regulators in these states applicable financial statements, statements related to intercompany transactions, and other information concerning the holding company and its affiliated companies within the holding company system that may materially affect the operations, management or financial condition of insurers within the system.
We have insurance subsidiaries domiciled in Pennsylvania, Texas, Arizona and New York.  As a result, Radian Group is considered an insurance holding company and the insurance holding company laws of Pennsylvania, Texas, Arizona and New York regulate, among other things, certain transactions between Radian Group, our insurance subsidiaries and other parties affiliated with us and certain transactions involving Radian Group's common stock, including transactions that constitute a change of  “control” of Radian Group and, consequently, a change of “control” of our insurance subsidiaries. Specifically, no person may, directly or indirectly, seek to acquire “control” of Radian Group unless that person files a statement and other documents with the commissioners of insurance of the states in which our insurance subsidiaries are domiciled and each commissioner's prior approval is obtained. “Control” generally is defined broadly in these statutes. For example, under Pennsylvania's insurance statutes, control shall be “presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing ten percent (10%) or more of the voting securities” of a holding company of a Pennsylvania domestic insurer. The statute further defines “control” as the “possession, direct or indirect, of the power to direct or cause the direction of the management and policies of” an insurance holding company. Similarly, no person may directly or indirectly, acquire control of any of our insurance subsidiaries unless that person files a statement and other documents with the commissioner of insurance of the state in which the target insurance subsidiary is domiciled and the commissioner's prior approval is obtained.
In addition, material transactions between us, our insurance subsidiaries and our affiliates are subject to certain conditions, including that they be “fair and reasonable.” These conditions generally apply to all persons controlling, or who are under common control with, us or our insurance subsidiaries. Certain transactions between us or our affiliates and our insurance subsidiaries may not be entered into unless the applicable commissioner of insurance is given 30 days’ prior notification and does not disapprove the transaction during that 30-day period.

2.	Dividends
Radian Guaranty, Radian Insurance and Radian Mortgage Assurance. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty, Radian Insurance and Radian Mortgage Assurance each had negative unassigned surplus at December 31, 2011, of $767.7 million, $379.1 million and $162.5 million, respectively; therefore, no dividends or other distributions can be paid from these subsidiaries in 2012, without approval from the Pennsylvania Insurance Commissioner.
If a Pennsylvania domiciled insurer had positive unassigned surplus as of the end of the prior fiscal year, then without the prior approval of the Pennsylvania Insurance Commissioner, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. Neither Radian Guaranty, Radian Insurance nor Radian Mortgage Assurance paid any dividends in 2011.

Radian Asset Assurance. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from earned surplus. Without the prior approval from the New York Superintendent of Financial Services, Radian Asset Assurance may only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown on its last statement on file with the New York Superintendent of Financial Services, or 100% of adjusted net investment income. In the second quarter of 2011, Radian Asset Assurance paid an ordinary dividend of $53.4 million to Radian Guaranty. We expect that Radian Asset Assurance will continue to have capacity to pay ordinary dividends to Radian Guaranty in 2012 and 2013, although these dividends are expected to be equal to or below amounts paid in 2011.
The amount, if any, and timing of any such dividend, may be affected by the performance of our insured portfolio, including the payment of claims or commutation payments or the elimination of our insured risk through commutations, CDS terminations, reinsurance recaptures or otherwise.
CMAC of Texas.  Under Texas insurance laws, dividends and other distributions to shareholders may only be paid out of an insurer’s surplus profits arising from its insurance business. While all proposed dividends and distributions to shareholders must be filed with the Texas Insurance Department prior to payment, the approval of the Texas Insurance Department is required for any proposed dividends or distributions within any 12-month period that exceed the greater of (i) 10% of policyholder surplus as of the immediately prior December 31, or (ii) the insurer’s net income as stated in its immediately prior annual statutory statement. No dividends were paid by CMAC of Texas in 2011, and we do not expect CMAC of Texas to pay any dividends in 2012.
Radian Mortgage Insurance.  Under Arizona insurance laws, a domestic mortgage guaranty insurer may pay dividends and other distributions to shareholders only out of available surplus that is in excess of those amounts required to be maintained by the insurer and only so long as the insurer maintains sufficient liquidity. While all proposed dividends and distributions to shareholders must be filed with the Arizona Insurance Department prior to payment, the approval of the Arizona Insurance Department is specifically required for any proposed dividends or distributions within any 12-month period that exceed the insurer’s net investment income as stated in its immediately prior annual statutory statement. No dividends were paid by Radian Mortgage Insurance in 2011, and we do not expect Radian Mortgage Insurance to pay any dividends in 2012.

3.	Risk-to-Capital
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of risk in force, or "risk-to-capital." The RBC States currently have a Statutory RBC Requirement, the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC state, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty's domiciliary state, Pennsylvania, is not one of the RBC States. In 2011, the RBC States accounted for approximately 50.5% of Radian Guaranty's total primary new insurance written.
As a result of ongoing incurred losses, Radian Guaranty's risk-to-capital ratio increased to 21.5 to 1 as of December 31, 2011 (after consideration of a recent $100 million contribution from Radian Group). Based on our current projections, Radian Guaranty's risk-to-capital ratio is expected to continue to increase and, absent any further capital contributions from Radian Group, is expected to exceed 25 to 1 in 2012. In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC states, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, Oregon has indicated that it will not consider our waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Of the remaining 11 RBC States, Radian Guaranty has received waivers or similar relief from the following six states: Illinois, Kentucky, Wisconsin, Arizona, Missouri, and New Jersey. Radian Guaranty has applications pending in the five remaining RBC States.
In addition to filing for waivers in the RBC States, we intend to use Radian Mortgage Assurance to write new first-lien mortgage insurance business in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. As described further below, in February 2012, Radian Mortgage Assurance received approvals from the GSEs to write new mortgage insurance business in those RBC States where Radian Guaranty has been unable to obtain a waiver or other similar relief from applicable Statutory RBC Requirements, and therefore, would be prohibited from writing new business if it were not in compliance with these requirements. These approvals are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, the following:

Freddie Mac Approval. On February 28, 2012, Freddie Mac approved Radian Guaranty's use of Radian Mortgage Assurance as a special purpose mortgage insurer (a “Limited Insurer”) to write mortgage insurance in those RBC States in which Radian Guaranty is not in compliance with (or is not expected to be in compliance with) the Statutory RBC Requirements and has not been granted a waiver or other similar relief after trying in good faith to obtain such relief (the “Freddie Mac Approval”). The Freddie Mac Approval includes, among others, the following terms and conditions:

1.	Subject to the terms and conditions of the approval, Radian Mortgage Assurance currently is eligible to write business in New York, Ohio, Iowa, Kansas and Oregon.

2.
Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty are at least $700 million. “Liquid Assets” are the sum of: (i) aggregate cash and cash equivalents; and (ii) fair market value of the following investments: (a) residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; (b) securities rated single A or higher by either Moody's, S&P, or Fitch Ratings ("Fitch") with a remaining maturity of five years or less; and (c)  U.S. Treasury securities with maturities not to exceed ten years; provided however, that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets.

3.
The Freddie Mac Approval requires Radian Group to contribute $100 million in cash to Radian Guaranty (Radian Group's recent $100 million contribution satisfies this requirement). Subsequently, Radian Group must contribute $50 million of capital to Radian Mortgage Assurance immediately upon Radian Guaranty's breaching the Statutory RBC Requirement of an RBC State such that the use of Radian Mortgage Assurance would be required because Radian Guaranty has not been able to obtain a waiver or other relief.

4.	Without the prior written consent of Freddie Mac, Radian Guaranty and Radian Mortgage Assurance shall not:

•
Declare or pay any dividend, return of capital, capital distribution or other similar arrangement, including without limitation, repayment of any outstanding principal on any surplus notes, debentures or similar securities;

•
Amend certain agreements, including the cross guaranty agreement between Radian Guaranty and Radian Mortgage Assurance, any reinsurance agreement, tax allocation agreement or expense sharing agreement or enter into any such new agreement;

•
Transfer, issue or sell any assets or securities to another person, including an affiliate, except for certain transfers in the ordinary course of business that are explicitly set forth in the Freddie Mac Approval;

•	Enter into any risk novation or commutation transaction; and

•	Transfer Radian Guaranty's or Radian Mortgage Assurance's issuance of new insurance to any other affiliate.
In addition, Radian Mortgage Assurance must remain a wholly-owned subsidiary of Radian Guaranty and there may be no change in the ownership or direct or indirect control of Radian Mortgage Assurance without the prior written consent of Freddie Mac.

5.
While Radian Mortgage Assurance is writing new insurance business, it may not exceed a risk-to-capital ratio of 20 to 1, and Radian Guaranty may not contribute capital to Radian Mortgage Assurance unless the contribution is specifically approved by Freddie Mac.

6.
Expenses paid by Radian Mortgage Assurance may not exceed expenses incurred by Radian Guaranty for management and administrative services performed by Radian Guaranty and allocated to Radian Mortgage Assurance in accordance with applicable statutory accounting standards and our procedures for determining an allocation between affiliated entities.

7.
If permitted by the applicable regulatory authorities, Radian Guaranty must: (i) subsume all risk written by, and the related premium payable to, Radian Mortgage Assurance in any state that waives or modifies its Statutory RBC Requirement to allow Radian Guaranty to begin writing new business after Radian Mortgage Assurance has started writing business in that state, and Radian Guaranty must repatriate the capital supporting that risk; or (ii) enter into a 100% quota share reinsurance transaction with Radian Mortgage Assurance, by the end of the quarter following the quarter in which Radian Guaranty again became eligible to write business in the state.

8.
If permitted by applicable regulatory authorities, once Radian Guaranty has satisfied the applicable Statutory RBC Requirement in an RBC State for three consecutive calendar quarters, all risk of Radian Mortgage Assurance written in that state must be subsumed by, and the capital supporting that risk must be repatriated to, Radian Guaranty by the end of the following quarter.

9.
If either Radian Guaranty or Radian Mortgage Assurance becomes subject to an adverse action by Freddie Mac, both Radian Guaranty and Radian Mortgage Assurance will be subject to the same adverse action, in Freddie Mac's sole discretion.

10.
Unless extended by Freddie Mac, the approval to use Radian Mortgage Assurance as a Limited Insurer expires on December 31, 2012. Freddie Mac, in its sole discretion, may modify the terms and conditions of the Freddie Mac Approval or withdraw it.

Fannie Mae Approval. On February 27, 2012, Radian Group, Radian Guaranty and Radian Mortgage Assurance entered into an agreement with Fannie Mae (the “Fannie Mae Approval”) that provides for the approval of Radian Mortgage Assurance as a direct issuer of mortgage guaranty insurance in certain RBC States. The Fannie Mae Approval includes, among others, the following terms and conditions:

1.
The approval of Radian Mortgage Assurance is limited to only those RBC States in which Radian Guaranty has not been granted relief from the Statutory RBC Requirement. If Radian Guaranty is prohibited from writing new business in any state for a reason other than a failure to meet applicable Statutory RBC Requirements, Fannie Mae's approval will not apply for such state.

2.
Radian Group shall contribute: (a) $100 million in cash or cash equivalents to Radian Guaranty within 30 days of the effective date of the approval (Radian Group's recent $100 million contribution satisfies this requirement); and (b) an additional $50 million to Radian Guaranty after the end of the quarter in which it is determined that Radian Guaranty's risk-to-capital ratio exceeded applicable Statutory RBC Requirements. In addition, Radian Group shall contribute to Radian Guaranty the amount of any future interest expense payment made by Radian Guaranty or Radian Mortgage Assurance to Radian Group pursuant to the terms of the interest expense sharing arrangements among these entities.

3.
Within one year of the effective date of the approval, Radian Guaranty is permitted to contribute up to a maximum of $50 million of its cash or cash equivalent assets to Radian Mortgage Assurance. Following this contribution, Fannie Mae and Radian Guaranty may review the risk-to-capital ratios of Radian Guaranty and Radian Mortgage Assurance to determine if additional capital contributions to Radian Mortgage Assurance are required. Once Radian Guaranty has contributed cash or cash equivalent assets to Radian Mortgage Assurance, then neither Radian Guaranty nor Radian Mortgage Assurance may take any of the following actions without obtaining the prior written consent of Fannie Mae:

•	Alter, amend or modify any reinsurance, capital support or similar agreement with any affiliate;

•
Except as specifically provided for in the Fannie Mae Approval, declare, pay or make any provision for the payment of any dividend, return of capital, capital or other distribution, including without limitation, repayment of any outstanding principal, interest or other amounts on any surplus notes, debentures or similar securities; provided, however, that Radian Guaranty and Radian Mortgage Assurance are permitted to make interest expense payments to Radian Group in accordance with the terms of the expense sharing arrangements among these entities, subject to Radian Group's reimbursing Radian Guaranty for such amounts as discussed above;

•
Except as specifically provided for in the Fannie Mae Approval, sell or make any other arrangement to transfer or distribute any securities of Radian Guaranty or Radian Mortgage Assurance to another person or entity;

•	Alter, amend or modify the underwriting guidelines for Radian Guaranty or Radian Mortgage Assurance beyond what is eligible under Fannie Mae's guidelines;

•	Transfer or shift Radian Guaranty's or Radian Mortgage Assurance's issuance of new mortgage insurance to another affiliate; and

•	Enter into any risk novation or commutation transaction by Radian Mortgage Assurance.

4.	The approval of Radian Mortgage Assurance will be automatically revoked for any RBC State 30 days after Radian Guaranty is permitted to resume writing new business in that state.

5.
After Radian Guaranty has, for a period of 12 consecutive months, met or exceeded the Statutory RBC Requirement of a state in which Radian Guaranty had not obtained a waiver or other relief, then, within 90 days, Radian Mortgage Assurance shall transfer to Radian Guaranty any and all mortgage guaranty insurance written by Radian Mortgage Assurance in that state, together with the capital supporting that risk, on terms and conditions approved by Fannie Mae and as permitted by applicable regulatory authorities.

6.	The conditional approval of Radian Mortgage Assurance terminates on December 31, 2013. Fannie Mae may revoke the approval at any time prior to its termination.

See “Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which would limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.”

4.	Contingency Reserves
For statutory reporting, mortgage insurance companies are required annually to provide for additions to their contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be released into surplus for a period of 10 years, except when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances. The contingency reserve, which is designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserve as a statutory liability. At December 31, 2011, Radian Guaranty and Radian Insurance had no contingency reserves remaining.
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
In 2009, 2010 and 2011, we received approval from the NYID to release approximately $143.0 million, $42.1 million and $30.4 million, respectively, from the contingency reserves of Radian Asset Assurance to statutory surplus as a result of certain policies that matured and other insurance coverage that was terminated. At December 31, 2011, Radian Asset Assurance had a contingency reserve of $421.4 million. We expect that approximately $87 million of the contingency reserve will be released in the first quarter of 2012 as a result of the Assured Transaction.

5.	Reinsurance
The State of California Department of Insurance and the NAIC Mortgage Guaranty Insurance Model Act limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the principal balance of the insured loan. Coverage in excess of 25% (i.e., deep coverage) must be reinsured. Radian Guaranty currently reinsures coverage in excess of 25% with CMAC of Texas, Radian Insurance and Radian Mortgage Insurance to remain in compliance with these insurance regulations.

B.	Federal Regulation

1.	Real Estate Settlement Practices Act of 1974 (“RESPA”)
The origination or refinance of a federally regulated mortgage loan is subject to RESPA. In December 1992, regulations were issued stating that mortgage insurance also is a settlement service and therefore, subject to RESPA. As a result, mortgage insurers are subject to the anti-referral fee provisions of Section 8(a) of RESPA, which generally provide, among other things, that mortgage insurers are prohibited from paying anything of value to a mortgage lender or any settlement service provider in consideration of the lender’s referral of business to the mortgage insurer. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well.
In the past, the U.S. Department of Housing and Urban Development ("HUD"), as well as the insurance commissioner or an attorney general of any state, had authority to conduct investigations, levy fines and other sanctions, or enjoin future violations of RESPA. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce the statute from HUD to a new agency, the Consumer Financial Protection Bureau (the “CFPB”).
We and other mortgage insurers have faced and are currently facing private lawsuits alleging, among other things, that our captive reinsurance arrangements, as well as pool insurance and contract underwriting services, constitute unlawful payments to mortgage lenders under RESPA. See “Legal Proceedings.”
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

We and other mortgage insurers have been subject to multiple inquiries from the Minnesota Department of Commerce relating to our captive reinsurance and contract underwriting arrangements, and in the past, we received a subpoena from the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We have responded to these requests. HUD has also investigated captive reinsurance arrangements in connection with other settlement service providers in the past. In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements. We believe that the CFPB has now assumed enforcement authority from HUD with respect to RESPA, and we are responding to the CFPB's requests.
We cannot predict the outcome of existing inquiries or the likelihood of future inquiries, investigations or actions by federal or state agencies or the scope, timing or outcome of any such inquiries. Although we believe that all of our captive reinsurance and contract underwriting arrangements comply with applicable legal requirements in all material respects, we cannot be certain that we will be able to successfully defend against alleged violations of RESPA or other laws. See “Risk Factors—Legislation and regulatory changes and interpretations could harm our mortgage insurance business” and “We face risks associated with our contract underwriting business.”

2.	SAFE Mortgage Licensing Act (the “SAFE Act”)
The SAFE Act requires mortgage loan originators to be licensed and/or registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”). The Registry is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state. As part of this licensing and registration process, loan originators who are employees of institutions other than federal banks or certain of their subsidiaries, in each case, that are regulated by a Federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state where the mortgaged property is located and registered with the Registry. Otherwise, the SAFE Act generally prohibits employees of a regulated financial institution (including banks and certain of their subsidiaries that, in each case, are regulated by a Federal banking agency) from originating residential mortgage loans without first registering with the Registry and maintaining that registration. If the SAFE Act is interpreted to apply to our contract underwriters and we are unable to achieve compliance with the SAFE Act in all applicable states, we may be required to cease or limit our contract underwriting services in some or all states and could be subject to fines or other penalties.

3.	Home Mortgage Disclosure Act of 1975 (“HMDA”)
Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the HMDA. The purpose of the HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage this discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data. However, mortgage insurers have, through the Mortgage Insurance Companies of America ("MICA"), voluntarily agreed to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

4.	Mortgage Insurance Cancellation
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
The HPA establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk.” The HPA does not define “high risk” loans, but leaves that determination to the GSEs for loans up to the GSEs conforming loan limits and to lenders for any other loan. For “high risk” loans above the GSE conforming loan limits, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77% of the unpaid principal balance. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the borrower is current on the payments required by the terms of the mortgage.

5.	The Fair Credit Reporting Act.

The Fair Credit Reporting Act of 1970 ("FCRA"), as amended, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff to require mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined on the basis of a review of the consumer's credit.

6.	The GSEs and FHA
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose requirements on private mortgage insurers who wish to insure loans sold to the GSEs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet the GSE's eligibility requirements. The current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. In order to maintain the highest level of eligibility with the GSEs, mortgage insurers historically had to maintain an insurance financial strength rating of AA- or Aa3 from at least two of the three rating agencies by which they are customarily rated. Although our ratings have been downgraded substantially below these required ratings, the GSEs currently have allowed Radian Guaranty to operate under business and financial remediation plans and retain its eligibility status. In addition, in February 2012, the GSEs approved Radian Mortgage Assurance (the "GSE Approvals") as an eligible insurer on a limited basis in certain RBC States where Radian Guaranty would not be able to write new mortgage insurance if it exceeds applicable Statutory RBC Requirements. See “Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which would limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty." If the GSEs believe that our remediation plans will not provide the capital required by our mortgage insurance business, or otherwise are not satisfied, or if we fail to comply with the terms of the GSE Approvals, we could lose our eligibility with the GSEs. See “Risk Factors—We could lose our eligibility status with the GSEs causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise."
Some of the GSEs’ more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements. They also have the ability, among other things to:

•	implement new eligibility requirements for mortgage insurers and alter or liberalize underwriting standards on low-down-payment mortgages they purchase;

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	establish the terms to be included in mortgage insurance policies for loans that they purchase;

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default;

•
establish the amount of loan level delivery fees (which result in higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance. In December 2011, the U.S. Congress passed a law to increase the GSE guarantee fee, thus making some privately-insured loans purchased by the GSEs more costly than FHA-insured loans;

•	intervene in mortgage insurers' rescission practices or rescission settlement practices with lenders; and

•	influence a mortgage lender's selection of the mortgage insurer providing coverage.
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

Under the Emergency Economic Stimulus Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009, the loan limits for FHA-insured loans, as well as the loan limits on GSE conforming loans in certain areas, were temporarily increased to a maximum of $729,750. The Continuing Appropriations and Surface Transportation Extensions Act of 2011, which was enacted into law in December 2010, extended these increased loan limits through September 2011. The increase in the GSEs’ conforming loan limits was intended to increase the size of the secondary market for purchasing and securitizing home loans and to encourage the GSEs to continue to provide liquidity to the residential mortgage market, particularly in higher-priced areas, at a time when many banks and similar institutions had significantly curtailed their activities due to the subprime lending crisis that developed during 2007. On October 1, 2011, the higher FHA and GSE loan limits expired and those limits decreased from $729,750 to $625,500. However, in November 2011, Congress raised FHA's loan limits for high cost areas back to $729,750, while keeping the GSEs limits for high-cost areas at $625,500. As a result, loan limits for FHA-insured loans currently are higher than loan limits for privately-insured loans for the first time. This action effectively enables FHA to insure a broader range of loans than private mortgage insurers.
HERA contains provisions intended to provide the FHA with greater flexibility in establishing new products. HERA also authorized the FHA to refinance distressed mortgages for eligible borrowers in return for lenders and investors agreeing to write down the amount of the original mortgage and the borrower sharing in the future appreciation with the FHA.
In January 2010, the FHA adjusted its lending standards to strengthen its capital reserves. The FHA also has increased its upfront mortgage insurance premium several times since 2008. The FHA is also requiring new borrowers with FICO scores below 580 to put down at least 10% of the purchase price. Borrowers with FICO scores of 580 or greater can qualify for an FHA loan with only 3.5% down.

7.	Housing Finance Reform
On February 11, 2011, the Obama Administration released its proposal to reform the U.S. housing finance market. In its proposal, the Obama Administration seeks to gradually reduce the federal government’s role in housing finance, including the ultimate wind-down of the GSEs, and to increase the role of private capital.
With respect to long-term reform, the Obama Administration has proposed the following three options, each of which differs in both the structure and scale of the federal government’s future role in the housing finance system:

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

•
Option 3: Similar to Option 2, but with assistance to low and moderate income borrowers and with the federal government providing catastrophic reinsurance behind private capital for securities of a targeted range of mortgages.

The Administration’s proposal is intended to shape the debate in Congress as the Senate Banking Committee and the House Financial Services Committee consider legislation reforming the housing finance market. Congress is not expected to pass any such legislation until at least 2013.
In February 2012, FHFA Acting Director Edward J. DeMarco sent a proposal to Congress outlining a strategic plan for the next phase of the conservatorship of the GSEs. FHFA identifies three strategic goals for this next phase: (1) build a single infrastructure to support the mortgage credit business, including mortgage servicing agreements and requirements placed on companies that service mortgages; (2) reduce the GSEs presence in the market and replace it with private sector participation; and (3) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. We believe the most significant components of this plan are the FHFA's recommendations regarding shifting mortgage credit risk to the private sector through increasing the GSEs' guarantee fee pricing; establishing loss-sharing arrangements that require private investors to bear most or potentially all of the risk; and expanding reliance on mortgage insurance by requiring deeper mortgage insurance coverage on individual loans or through pool-level insurance policies to insure a portion of the mortgage credit risk currently retained by the GSEs. At this time, it is not possible to estimate the impact of FHFA's proposed strategic plan on our business.

Although we believe that Congress will preserve a role for private mortgage insurance as it considers housing finance reform legislation, there is a possibility that new federal legislation could change the role of private mortgage insurance going forward by, among other items, changing the combined loan-to-value ratio for which private mortgage insurance is required, changing the role of the GSEs in the secondary mortgage market, eliminating the requirement for private mortgage insurance, or continuing to change the GSE guarantee fees and FHA premium pricing. See “Risk Factors—Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business” and “—Our mortgage insurance business faces intense competition.” It is not possible to determine whether any of the existing proposals will be adopted or the impact that any new laws, regulations or initiatives that may be proposed will have on our business.

8.	The Dodd-Frank Act
The Dodd-Frank Act contains many new regulations and mandates additional significant rule-making by several regulatory agencies to implement its far reaching provisions. Therefore, the full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses remain uncertain at this time.
The Dodd-Frank Act requires the issuance of regulations providing that securitizers retain an economic interest in a portion of the credit risk for any asset that securitizers transfer, sell, or convey to a third party. The Dodd-Frank Act also contains an exemption from these risk retention requirements for mortgages that meet the definition of a “qualified residential mortgage” (“QRM”). The Dodd-Frank Act requires the Federal banking agencies, SEC, HUD, and FHFA to jointly define the term “QRM,” taking into consideration underwriting product features that historical loan performance data indicate result in a lower risk of default, such as “mortgage guarantee insurance or other types of insurance or credit enhancement obtained at the time of origination, to the extent such insurance or credit enhancement reduces the risk of default.” In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. Among other requirements, the proposed rule excludes loans with non-traditional features, such as negative amortization loans, and required adherence to strict, objective underwriting standards, including a maximum LTV of 80% on a home purchase transaction, regardless of whether mortgage insurance is present, maximum debt-to-income ratios and borrower credit history restrictions. The proposed rule was subject to a public comment period that ended August 1, 2011. The regulators sought comments on virtually all aspects of the QRM definition, including: (1) a request for historical loan data that the regulators may use to assess whether loans with mortgage insurance are less likely to default than loans without mortgage insurance, (2) if the QRM definition included mortgage insurance, what financial eligibility standards should be incorporated for mortgage insurance providers and how might those standards be monitored and enforced, and (3) the potential benefits and costs of the alternative QRM definition that would give credit to mortgage insurance. There was also a specific request for comment on an alternative QRM definition that, if approved by regulators, would take mortgage insurance into account in determining whether the borrower met a 90% LTV requirement. Under the proposed rule, loans purchased and securitized by the GSEs while they are in conservatorship would be exempt from the risk retention requirements. Members of the U.S. House of Representatives have voiced their opposition to this GSE exemption from the risk retention requirements, and the Capital Markets Subcommittee of the House unanimously passed H.R. 1223, the GSE Credit Risk Equitable Treatment Act, which would eliminate the GSE exemption altogether.
We believe that loans that meet the definition of a QRM are likely to be favored in the market place because of their exemption from these risk retention requirements. While regulators are granted the discretion to determine whether loans with private mortgage insurance are QRMs that are exempted from the Dodd-Frank Act's risk retention requirements, the Dodd-Frank Act provides that loans with FHA, VA or USDA insurance will automatically be exempted, which could disadvantage private mortgage insurers if private mortgage insurance is not included in the QRM definition on an equivalent basis. Regulators have not yet issued a final rule. Given the volume of comments that the regulators received in response to their proposed “QRM” definition, it is not known when final QRM regulations will be issued or effective. In addition, it is reasonably possible that the regulators may start over and issue a new proposal to define the risk retention requirements.
The Dodd-Frank Act also authorizes the CFPB to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination based on verified and documented information that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan according to its terms, as well as applicable taxes, insurance (including mortgage guaranty insurance), and assessments. The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan (i.e., has satisfied the “ability to repay” analysis above) if the loan has certain low-risk characteristics that meet the definition of a “qualified mortgage.” A “qualified mortgage” means, among other things, any residential mortgage loan: (i) the regular period payments for which do not result in an increase of the principal balance or allow the consumer to defer payment of principal; (ii) that does not result in a balloon payment; and (iii) for which the total points and fees payable in connection with the loan do not exceed three percent of the total loan amount.

For purposes of the three percent test discussed above, the definition of “points and fees” incorporates by reference the revised definition for “high cost” loans under the Home Ownership and Equity Protection Act of 1994, which includes all mortgage originator compensation (including incentive compensation paid to retail loan officers), but excludes FHA mortgage guaranty insurance premiums, private mortgage insurance premiums paid after closing, and private mortgage insurance premiums paid at closing if such closing premium does not exceed the amount of a comparable FHA premium and is refundable on a pro rata basis upon payoff of the loan. Nevertheless, the Dodd-Frank Act would require HUD, the VA, the Department of Agriculture, and the Rural Housing Service to prescribe rules, in consultation with the Federal Reserve Board, defining the types of loans they insure, guarantee, or administer, as the case may be, that are “qualified mortgages.” The CFPB also has the authority to revise, add to, or subtract from the criteria used to define a qualified mortgage upon a finding that the rules are consistent with the Dodd-Frank Act's purposes. The CFPB is expected to promulgate the final rule for "qualified mortgages" in the second quarter of 2012, but it is not known how it might be changed, or when it will be issued or become effective.
The Dodd-Frank Act establishes a new regulatory regime for the U.S. over-the-counter (“OTC”) derivatives market. To address concerns with excessive speculative trading and counterparty credit risk, the Commodities Futures Trading Commission (the “CFTC”) and the SEC were tasked with writing rules for the swaps and security-based swaps markets, respectively. Among other things, the CFTC and SEC rulemaking are expected to address: (i) regulatory oversight of trading in OTC derivatives, OTC derivatives dealers and major non-dealer market participants; (ii) centralized clearing of certain OTC derivatives; (iii) registration of dealers and major market participants; (iv) capital and margin requirements for participants in the derivatives market; (v) position limits; (vi) book and recordkeeping; (vii) business conduct and related standards, and (viii) increased information available to the public regarding derivatives trading on a real-time basis. As we have discontinued writing new derivatives transactions, except in connection with the winding down of our insured portfolio or for loss mitigation purposes, we believe the greatest potential impact from this legislation on our financial guaranty business is with respect to the potential requirement to post collateral on existing derivative contracts.
In April 2011, the Commodities Future Trading Commission released a proposed rule establishing margin requirements for nonbank market participants that would not apply retroactively. The proposed rule states that the margin requirement would only apply to uncleared swaps entered into after the effective date of the regulation. The proposed rule has not yet been finalized.
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

9.	Homeowner Assistance Programs
EESA included provisions that require the Secretary of the U.S. Treasury Department to encourage further use of the Hope for Homeowners program. Under EESA, the Secretary is required to “maximize assistance to homeowners and encourage mortgage servicers to take advantage of available programs (including the Hope for Homeowners program) to minimize foreclosures.” In 2008, the Treasury Department announced the Homeowner Affordability and Stability Plan ("HASP") to restructure or refinance mortgages to avoid foreclosures through (i) refinancing mortgage loans through the Homeowner Affordable Refinance Program ("HARP"); (ii) modifying first and second mortgage loans through the Homeowner Affordable Modification Program ("HAMP") and the Second Lien Modification Program; and (iii) offering other alternatives to foreclosure through the Home Affordable Foreclosure Alternatives Program ("HAFA"). Details of these programs are as follows:

•
In 2009, the GSEs began offering the HARP program that allows a borrower who is not delinquent to refinance his or her mortgage to a more stable or affordable loan if such borrower has been unable to take advantage of lower interest rates because his or her home has decreased in value. To be eligible, a borrower must meet certain conditions, including that the borrower must be current on the mortgage at the time of the refinance, with no late payment in the past six months and no more than one late payment in the past 12 months. In November 2011, FHFA made enhancements to the HARP program (“HARP 2”) to increase the number of borrowers who can qualify for refinancing. Under HARP 2, among other changes, the FHFA: (i) removed the 125 percent LTV ceiling for fixed-rate mortgages backed by the GSEs, which had prevented some borrowers whose home values had declined significantly from participating; (ii) eliminated certain risk-based fees for borrowers who refinance into shorter-term mortgages; (iii) waived certain representations and warranties; and (iv) extended the program through 2013. Importantly, the FHFA reached an agreement with private mortgage insurers to facilitate the transfer of mortgage insurance on loans to be refinanced without regard to LTV. Although we believe the changes will increase the number of borrowers who may benefit from the program, we cannot predict what impact HARP 2 will have on our business or results of operations.

•
In February 2009, the U.S. Department of the Treasury established HAMP as a program to modify certain loans to make them more affordable to borrowers, with the goal of reducing the number of foreclosures. Under HAMP, an eligible borrower's monthly payments may be lowered by lowering interest rates, extending the term of the mortgage, or deferring principal. To be eligible, a borrower must meet certain conditions, including conditions relating to the borrower's current income and non-mortgage debt obligations. While loan modifications continue to be made under HAMP, it is unclear whether they will ultimately result in a significant number of successful loan modifications, in particular in light of the level of re-default rates for these modified loans that have been observed to date. In January 2012, the U.S. Department of the Treasury proposed enhancements to HAMP. These proposed enhancements are designed to expand the program for homeowners by, among other things, increasing incentive payments for principal reduction and modifying certain conditions relating to the borrower's current income and non-mortgage debt obligations. The new program is expected to be available in May 2012 and to extend through 2013, however we cannot be certain when legislation implementing the enhancements will be adopted and, if adopted, what the final form of the enhancements might be. At this time, it is not possible to estimate the impact that the expanded HAMP program will have on our portfolio.

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

•
The U.S. Treasury Department also has developed uniform guidance for loan modifications to be used by participating servicers in the private sector. The GSEs have incorporated material aspects of these guidelines for loans that they own and loans backing securities that they guaranty.

See “Risk Factors—Loan modification, refinancing and other similar programs may not provide us with a material benefit."
Beginning in 2008, certain mortgage industry participants have implemented their own programs to modify troubled residential mortgages. For example, Bank of America and Countrywide Financial Corporation entered into a settlement with various states' Attorneys General that requires the creation of a proactive home retention program that is intended to systematically modify troubled mortgages to allow for up to $8.4 billion in interest rate and principal reductions for nearly 400,000 Countrywide customers. In addition, the FDIC, initially in its role as conservator for IndyMac Bank (“IndyMac”), also implemented broad modification procedures for institutions acquiring failed institutions under loss-share agreements.
In 2010, the Obama administration announced $7.6 billion of funding under EESA to 18 states and the District of Columbia where the average price for homes has fallen by more than 20% from its peak price, and to states with the highest concentration of their populations living in counties with unemployment rates greater than 12 percent or unemployment rates that were at or above the national average. These funds, under the “Hardest Hit Fund” Program, have been made available to eligible states and local housing finance agencies to assist borrowers, including unemployed borrowers, borrowers that owe more than the current value of their home, and borrowers with home equity loans or second-liens. The U.S. Treasury Department has provided guidelines for funding and other eligibility requirements under the Hardest Hit Fund Program, and homeowners in participating states can apply for the Hardest Hit Fund through 2017 or until all program funds are allocated for homeowner assistance.
Additionally, in 2011, HUD launched the $1.0 billion Emergency Homeowners Loan Program, established by the Dodd-Frank Wall Street Reform and Consumer Protection Act, to provide assistance, for up to 24 months, to homeowners who are at risk of foreclosure and have experienced a substantial reduction in income due to involuntary unemployment, underemployment, or a medical condition. The deadline for homeowners to apply for this program expired in September 2011.

In February 2012, the Justice Department, the Department of Housing and Urban Development and 49 state attorneys general (excluding Oklahoma) announced a $26 billion global settlement with Ally Financial, Bank of America, Citibank, JPMorgan Chase, and Wells Fargo. According to the announcement, the settlement resolves many of the potential state and federal civil charges about allegations of improper foreclosure practices, including "robosigning." Consumer relief payments in the form of, among other things, permanent principal reductions on eligible delinquent loans are to comprise $17 billion of the settlement. The settlement also includes $3 billion to facilitate refinancing for eligible borrowers who are not delinquent and are underwater on their mortgages. An additional $5 billion will be paid in cash to the U.S. government and the participating state governments, of which $1.5 billion is to be used for eligible borrowers who have lost their homes to foreclosure between 2008 and 2011. In addition, the participating banks have agreed to implement a detailed set of national servicing standards.
The impact of the settlement agreement on the housing market is unclear at this time as the effectiveness of the settlement is largely dependent on the banks' implementation of it. The banks have been given three years to distribute the aid, and the settlement relief is not available to those homeowners whose mortgages have been sold to the GSEs, which represent nearly half of outstanding mortgages in the U.S.
In February 2012, the White House announced several new initiatives designed to assist borrowers and support a housing market recovery. President Obama called on Congress to pass legislation that would enable borrowers with standard non-GSE loans who are current on their payments and meet certain other criteria to have access to refinancing through a new program run through FHA. As proposed, the refinancing plan would be paid for by imposing a fee on the largest financial institutions based on their size and the riskiness of their activities. Additionally, President Obama proposed establishing a Homeowner Bill of Rights to establish a single set of standards for borrowers and lenders and a pilot sale of foreclosed properties to be transitioned into rental housing.
The various initiatives intended to support homeownership and to mitigate the impact of the current housing market downturn could have a significant positive effect in moving the domestic housing market towards recovery. See “Risk Factors—Loan modification and other similar programs may not provide us with a material benefit.”

C.	Foreign Regulation
By reason of Radian Insurance’s authorization, in September 2006, to conduct insurance business through a branch in Hong Kong, we are subject to regulation by the Hong Kong Insurance Authority ("HKIA"). The HKIA’s principal purpose is to supervise and regulate the insurance industry, primarily for the protection of policyholders and the stability of the industry. Hong Kong insurers are required by the Insurance Companies Ordinance to maintain minimum capital as well as an excess of assets over liabilities of not less than a required solvency margin, which is determined on the basis of a statutory formula. Foreign-owned insurers are also required to maintain assets in Hong Kong in an amount sufficient to ensure that assets will be available in Hong Kong to meet the claims of Hong Kong policyholders if the insurer should become insolvent. The HKIA also reviews the backgrounds and qualifications of insurance companies’ directors and key local management to ensure that these “controllers” are “fit and proper” to hold their positions, and has the authority to approve or disapprove key appointments.
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
The Basel II Capital Accord (“Basel II”) represents a proposal by the Basel Committee on Banking Supervision (“BCBS”), consisting of bank supervisors and central bankers from 13 countries, to revise the international standards for measuring the adequacy of a bank’s capital. The implementation of Basel II is intended to promote a more forward-looking approach to capital supervision and ensure greater consistency in the way banks and banking regulators approach risk management around the world. The implementation of Basel II may affect the demand for and capital treatment provided to mortgage insurance and the capital available to large domestic and internationally active banking institutions for their mortgage origination and securitization activities.

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
At December 31, 2011, we had 650 employees, with 227 individuals employed by Radian Group, and 378 and 45 individuals employed in our mortgage insurance and financial guaranty businesses, respectively. In addition, there were 18 individuals who were serving as contract underwriters in our mortgage insurance business. Contract underwriters are hired on an “as-needed” basis, with the number of contract underwriters varying substantially from period to period, mainly as a result of changes in the demand for these services. Our employees are not unionized and management considers employee relations to be good.

Item 1A.	Risk Factors.
Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.
We and our insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. These regulations are principally designed for the protection of our insured policyholders rather than for the benefit of investors. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company's ability to write new business
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that potentially limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our insurance regulators possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of risk in force, or "risk-to-capital." The RBC States currently have a Statutory RBC Requirement, the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC state, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty's domiciliary state, Pennsylvania, is not one of the RBC States. In 2011, the RBC States accounted for approximately 50.5% of Radian Guaranty's total primary new insurance written.
As a result of ongoing incurred losses, Radian Guaranty's risk-to-capital ratio has increased to 21.5 to 1 as of December 31, 2011, which includes the benefit of a recent $100 million capital contribution from Radian Group to Radian Guaranty. Based on our current projections, Radian Guaranty's risk-to-capital ratio is expected to continue to increase and, absent any further capital contributions from Radian Group, is expected to exceed 25 to 1 in 2012. The ultimate amount of losses and the timing of these losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and adverse development in the assumptions used to determine our loss reserves. For 2012, we are projecting a 15% decrease in new defaults compared to 2011, which compares to an 18% decrease in 2011 and a 30% decrease in 2010. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. Our estimate of the percentage of defaults that ultimately will result in a paid claim (the “default to claim rate”) is a significant assumption in our reserving methodology. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 43% and 40% for the years ending December 31, 2011 and 2010, respectively. For 2012, we anticipate that the aggregate weighted average default to claim rate will be similar to that assumed in 2011. Assuming all other factors remain constant, for each 1% increase in our aggregate weighted average default to claim rate as of December 31, 2011, incurred losses would increase by approximately $67 million. Radian Guaranty's statutory capital would be reduced by the after-tax impact of these incurred losses. Our level of incurred losses is also dependent on our estimate of anticipated rescissions and denials, among other assumptions. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could adversely affect our statutory capital position and further increase Radian Guaranty's risk-to-capital ratio. See “If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income, which could adversely affect our capital position.”

If Radian Guaranty is not in compliance with the applicable Statutory RBC Requirement in any RBC State, it may be prohibited from writing new business in that state until it is back in compliance or it receives a waiver of or similar relief from the requirement from the applicable state insurance regulator, as discussed in more detail below. In those states that do not have a Statutory RBC Requirement, it is not clear what actions the applicable state regulators would take if a mortgage insurer fails to meet the Statutory RBC Requirement established by another state. Accordingly, if Radian Guaranty fails to meet the Statutory RBC Requirement in one or more states, it could be required to suspend writing business in some or all of the states in which it does business. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty while its risk-to-capital ratio remained at elevated levels. The franchise value of our mortgage insurance business would likely be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states.
Radian Guaranty's risk-to-capital position also is dependent on the performance of our financial guaranty portfolio. During the third quarter of 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. Based on our surveillance of the insured credits in our financial guaranty portfolio, we are not forecasting significant statutory losses in 2012. However, if the performance of our financial guaranty portfolio deteriorates materially, including if we are required to establish (or significantly increase) one or more significant statutory reserves on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. Any decrease in the capital support from our financial guaranty business would, therefore, have a negative impact on Radian Guaranty's risk-to-capital position and its ability to remain in compliance with the Statutory RBC Requirements. See "Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration which could have a material adverse effect on the capital adequacy of Radian Guaranty" and “We face risks associated with our financial guaranty insurance customers and our second-to-pay liabilities from these entities.”
We actively manage Radian Guaranty's risk-to-capital position in various ways, including: (1) through reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by monetizing gains in our investment portfolio through open market sales of securities. After the recent $100 million contribution to Radian Guaranty, Radian Group currently has unrestricted cash and liquid investments of $482.8 million (before giving consideration to Radian Group's Tender Offer commenced on February 23, 2012) that may be used to further support Radian Guaranty's risk-to-capital position. Depending on the extent of our future incurred losses, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group. See “Radian Group's sources of liquidity may be insufficient to fund its obligations."
Our ability to continue to reduce Radian Guaranty's risk through affiliated reinsurance arrangements may be limited. These arrangements are subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. In addition, certain of these affiliated reinsurance companies currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. One of these affiliated insurance companies, which provides reinsurance to Radian Guaranty for coverage in excess of 25% of certain loans insured by Radian Guaranty, is a sister company of Radian Guaranty, and therefore, any contributions to this insurer would not be consolidated with Radian Guaranty's capital for purposes of calculating Radian Guaranty's risk-to-capital position. In addition, under the GSE Approvals, we must obtain prior approval to enter into new, or to modify existing, reinsurance arrangements. If we are limited in, or prohibited from, using reinsurance arrangements to reduce Radian Guaranty's risk, it would adversely affect Radian Guaranty's risk-to-capital position.
In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC states, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, Oregon has indicated that it will not consider our waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Of the remaining 11 RBC States, Radian Guaranty has received waivers or similar relief from the following six states: Illinois, Kentucky, Wisconsin, Arizona, Missouri, and New Jersey. Radian Guaranty has applications pending in the five remaining RBC States. There can be no assurance: (1) that Radian Guaranty will be granted a waiver in any of the remaining RBC States; (2) that for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) that for any waiver granted, it will be renewed or extended after its original expiration date; or (4) regarding what, if any, requirements may be imposed as a condition to such waivers, and whether we will be able to comply with any such conditions.

In addition to filing for waivers in the RBC States, we intend to write new first-lien mortgage insurance business in Radian Mortgage Assurance, in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. Radian Mortgage Assurance is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states. In February 2012, Radian Mortgage Assurance received approvals from the GSEs to write new mortgage insurance business in any RBC State where Radian Guaranty would be prohibited from writing new business if it were not in compliance with the state's Statutory RBC Requirement without a waiver or other similar relief. These approvals are temporary and are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for Radian Mortgage Assurance, restrictions on the payment of dividends and requirements governing the manner in which Radian Guaranty and Radian Mortgage Assurance conduct affiliate transactions. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” and "Business—Regulation—State Regulation—Risk-to-Capital."
It is also possible that if Radian Guaranty were not able to comply with the Statutory RBC Requirements of one or more states, the insurance regulatory authorities in states other than the RBC States could prevent Radian Guaranty from continuing to write new business in such states. If this were to occur, we would need to seek approval from the GSEs to expand the scope of their approvals to allow Radian Mortgage Assurance to write business in states other than the RBC States.
On February 27, 2012, Radian Group, Radian Guaranty and Radian Mortgage Assurance entered into an agreement with Fannie Mae that provides for the approval of Radian Mortgage Assurance as a direct issuer of mortgage guaranty insurance in the RBC States, subject to certain terms, conditions and restrictions. Under the Fannie Mae Approval, Radian Mortgage Assurance will be eligible to write mortgage insurance only in those RBC States where Radian Guaranty is out of compliance with (or is expected to be out of compliance with) applicable Statutory RBC Requirements and has been unable to obtain a waiver or other similar relief. Fannie Mae's approval is conditioned upon, among other things, Radian Guaranty's using commercially reasonable efforts to obtain waivers or similar relief in those RBC states in which Radian Guaranty anticipates that it will be unable to meet applicable Statutory RBC Requirements. The Fannie Mae Approval requires Radian Group to contribute: (a) $100 million in cash or cash equivalents to Radian Guaranty within 30 days of the effective date of the approval (Radian Group's recent $100 million contribution satisfies this requirement); and (b) in the future, an additional $50 million after the end of the quarter in which it is determined that Radian Guaranty's risk-to-capital ratio exceeded applicable Statutory RBC Requirements. The Fannie Mae Approval expires on December 31, 2013, and may be revoked at any time. For further discussion of the Fannie Mae Approval, see "Business—Regulation—State Regulation—Risk-to-Capital."
On February 28, 2012, Freddie Mac approved Radian Guaranty's use of Radian Mortgage Assurance as a special purpose mortgage insurer (a “Limited Insurer”) to write business in those RBC States in which Radian Guaranty is not in compliance with (or is not expected to be in compliance with) Statutory RBC Requirements and has not been granted a waiver or other similar relief after trying in good faith to obtain such relief. Under the Freddie Mac Approval, Radian Mortgage Assurance currently is eligible to write business in New York, Ohio, Iowa, Kansas, and subject to certain conditions, Oregon, with the approvals for the remaining RBC states to be evaluated by Freddie Mac when and if such approvals may be required. The Freddie Mac Approval expires on December 31, 2012, and may be revoked at any time. The Freddie Mac Approval contains conditions and restrictions including, among others, that Radian Group make contributions to Radian Guaranty so that Radian Guaranty maintains minimum “Liquid Assets” (as defined in the Freddie Mac Approval) of $700 million. The Freddie Mac Approval is conditioned upon Radian Mortgage Assurance not exceeding a risk-to-capital ratio of 20 to 1. Pursuant to the Freddie Mac Approval, Radian Group must contribute $100 million in cash to Radian Guaranty (Radian Group's recent $100 million contribution satisfies this requirement), and in the future must contribute $50 million in cash or cash equivalents to Radian Mortgage Assurance upon Radian Guaranty's breach of a Statutory RBC Requirement such that the use of Radian Mortgage Assurance is required to continue to write new business in the applicable RBC State. For further discussion of the Freddie Mac Approval, see "Business—Regulation—State Regulation—Risk-to-Capital."
In the third quarter of 2011, two longstanding competitors, RMIC and PMI, ceased writing new mortgage insurance commitments. In October 2011, RMIC was placed into runoff, and in early 2012, RMIC was placed under the supervision of the insurance department of its domiciliary state. PMI ceased writing new mortgage insurance commitments in August 2011 when it was placed under the supervision, and later under the control of, the insurance department of its domiciliary state. In the fourth quarter of 2011, PMI's parent company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Both Fannie Mae and Freddie Mac suspended RMIC, PMI and a PMI subsidiary as approved mortgage insurers. We are uncertain how such events, including the actions taken by the GSEs, will impact the status of Radian Guaranty's on-going requests for waivers and compliance with the GSEs Approvals.

Our existing capital resources may not be sufficient to successfully manage Radian Guaranty's risk-to-capital ratio. Our ability to use waivers and Radian Mortgage Assurance to allow Radian Guaranty to continue to write business with a risk-to-capital position that is not in compliance with the Statutory RBC Requirements is subject to conditions that we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions could be necessary, which we may not have the ability to provide. Further, regardless of the waivers and the GSEs approval of Radian Mortgage Assurance, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements. Depending on the extent of our future incurred losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group's available capital to Radian Guaranty and Radian Mortgage Assurance, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt. For risks associated with Radian Group's available liquidity, see “Radian Group's sources of liquidity may be insufficient to fund its obligations.”
We have incurred significant losses on our insured products as a result of deterioration in national and regional economic conditions and we could incur significant additional losses in the future.
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the credit performance of our underlying insured assets. Many of these conditions are beyond our control, including national and regional economic downturns, home price depreciation, unemployment levels, interest rate changes, the availability of credit, and other factors. The economic downturn that began in the U.S. in 2007, characterized by a nationwide decline in home prices, high unemployment, deteriorating credit performance of mortgage and other assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and continues to have, a negative impact on the operating environment and results of operations for each of our business segments. Our results of operations and financial condition have been particularly affected by depreciating home values and high unemployment.
We have experienced increased defaults and claims in our mortgage insurance business, primarily driven by the poor performance of our 2005 through 2008 insured books of business. High levels of unemployment and a broad decline in home prices has increased the likelihood that borrowers will default on their mortgages. Falling home prices have increased the likelihood that borrowers will be unable to sell their homes, if necessary, in order to avoid default, and that borrowers with the ability to make their mortgage payments may voluntarily default on their mortgages when their mortgage balances exceed the value of their homes. We also believe that some borrowers may voluntarily default to take advantage of certain loan modification programs currently being offered or that may be offered in the future, which may reduce their mortgage payments. Falling home prices make it more difficult for us to mitigate our loss when a default occurs. See “Our loss mitigation strategies are less effective in markets where housing values fail to appreciate or continue to decline.”
At December 31, 2011, approximately 54.1% of our primary mortgage insurance risk in force was concentrated in 10 states, with the highest percentages being in California and Florida. Continued weakness in many markets, particularly in Florida and California where non-prime mortgages and riskier mortgage products such as pay option ARMs and interest-only loans are prevalent and where home prices have fallen significantly, has resulted in significant losses in our mortgage insurance business. As mortgage credit performance in Florida and California has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or deteriorate further. In addition to California and Florida, approximately 12.8% of our primary mortgage insurance risk in force at December 31, 2011, was concentrated in the Midwestern states of Michigan, Illinois and Ohio, which also have experienced weak economic conditions, including high unemployment.
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

The current economic uncertainty and continued weakness in the housing and related credit markets could persist. Although there has been some stabilization of the U.S. economy, it is difficult to predict with any degree of certainty if and when a full recovery of the economy will occur, including a meaningful reduction in unemployment and a broad and lasting recovery in the domestic housing market. As a result, there is a great deal of uncertainty regarding our ultimate loss performance, which we expect to depend primarily on the performance of our 2005 through 2008 vintage portfolios. The potential for prolonged difficult economic conditions, including rising or continued high unemployment rates and further deterioration in the housing market, may add further stress on the performance of our insured assets, which would negatively impact our financial condition and results of operations. Based on our current projections, we expect that our mortgage insurance business will return to profitability beginning in 2013; however, this projection is based on a number of assumptions that are difficult to predict and that are subject to significant uncertainty. As a result, we can provide no assurance if and when we may return to profitability.
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
High-LTV Mortgages. We provide mortgage insurance on residential mortgage loans made mostly to home buyers who make downpayments of less than 20% of the home’s purchase price. As a result, we typically insure loans where borrowers have less equity at risk at origination than borrowers who make larger down payments; therefore, with respect to this loan characteristic, the loans we insure have a higher propensity to default relative to the total mortgage market. In addition, of the mortgage loans that we have insured, a significant portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of greater than 95%. At December 31, 2011, our mortgage insurance risk in force related to these loans represented 17.4% of our total primary insurance risk in force. We believe mortgage loans with LTVs greater than 95%, absent other mitigating factors such as high FICO scores, default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. Beginning in 2008, we altered our underwriting criteria to significantly limit the number of new loans we are insuring with LTVs greater than 95% and we have adopted more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes have improved the overall risk profile of our new business written, in the near term, it is likely that our results of operations and financial condition will continue to be negatively impacted by the performance of our existing insured loans with high-LTVs, especially those loans originated in 2005 through 2008.

Non-Prime Loans. A large percentage of the mortgage insurance we wrote in years 2005 through 2008 and, consequently, our existing mortgage insurance risk in force, is related to non-prime loans. At December 31, 2011, our non-prime mortgage insurance risk in force, including Alt-A, was approximately 15.2% of our total primary insurance risk in force. Historically, non-prime loans are more likely to result in claims than prime loans. In addition, our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to other loans, which often results in larger claims. We have experienced a significant number of loan defaults related to Alt-A loans originated in 2005 through 2008. These losses have occurred more rapidly and well in excess of historical loss patterns, and have contributed in large part to the significant increase in our provision for losses. If defaults and claim rates on our insured portfolio of non-prime loans continue to increase, in particular in California, Florida and other states where the Alt-A product is prevalent, our results of operations and financial condition will continue to be negatively affected.
Pool Mortgage Insurance. In the past, we offered pool mortgage insurance, which exposes us to an increased risk of greater loss severity on individual loans compared to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool mortgage insurance, we could be required to pay the full claim amount of every loan in the pool within our aggregate exposure limits, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At December 31, 2011, approximately 6.3% of our total mortgage insurance risk in force was attributable to pool mortgage insurance. The average size of our pool mortgage insurance claims has increased to $76,166 for the year ended December 31, 2011, compared to $71,683 for the year ended December 31, 2010. Under most of our pool mortgage insurance policies, the property underlying a defaulted loan must be sold before a claim may be submitted to us. Therefore, in a weak housing market as currently exists, we expect to pay higher pool mortgage insurance claims when homes are sold after a prolonged period of home price depreciation, in particular when homes remain unsold for extended periods of time as is currently the case in many markets. Further declines in housing values could result in further increases in the average claim size of our pool insured loans. If we continue to have increased pool mortgage insurance claims at higher severity levels, it could have a material adverse affect on our results of operations and financial condition.
We insure adjustable rate loans that have resulted in significant losses and are expected to result in further losses.
At December 31, 2011, approximately 11.3% of our primary mortgage insurance risk in force consisted of ARMs, which include loans with negative amortization features, such as pay option ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) expires. We consider a loan to be an ARM if the interest rate for that loan will reset at any point during the life of the loan. However, it has been our experience that ARMs with resets within five years from origination are more likely to result in a claim than longer-term ARMs. ARMs with resets within five years from origination represented approximately 4.8% of our total primary risk in force as of December 31, 2011. Approximately 13.1% of the ARMs that we insure are scheduled to have initial interest rate resets in 2012.
At December 31, 2011, approximately 6.2% of our primary mortgage insurance risk in force consisted of interest-only mortgages (including approximately 2.9% of our primary mortgage insurance risk in force where the interest-only mortgages are ARMs), where the borrower pays only the interest on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. We believe that, similar to ARMs, these loans have a heightened propensity to default because of possible “payment shocks” after the initial low payment period expires and because the borrower does not build equity as payments are made.
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
These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves. Our estimate of future expected rescissions and denials on defaulted loans reduced our loss reserves as of December 31, 2011, by approximately $631 million. During 2011 and 2010, we rescinded or denied approximately $645 million and $800 million, respectively, of first-lien claims submitted to us for payment (“submitted claims”), net of reinstatements, compared to approximately $826 million for 2009. Of the claims we rescinded or denied in 2011 and 2010, approximately $494 million and $539 million respectively, related to claims from policies for which we were in a first loss position and with respect to which we would have paid the claim absent the rescission or denial, while approximately $151 million and $261 million, respectively, related to claims where we were in a second loss position. Although claims where we were in a second loss position may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies, the rescissions and denials for these loans generally have had the effect of protecting the existing deductible or other exposure limitations in the transaction. The amounts referenced above also include a small amount of submitted claims that were subsequently withdrawn by the insured.
A significant portion of our existing default inventory continues to consist of poorly underwritten loans primarily originated during 2005 through 2008. While we expect a high level of rescissions and denials to result from these defaulted loans, we do not expect that rescissions and denials will continue to mitigate paid losses at the same levels we have recently experienced. We can provide no assurance that rescissions and denials will continue to persist at elevated levels, or will continue to materially mitigate paid losses.
Under our Master Policy, any suit or action arising from any right of the insured under the policy generally must be commenced within two years after such right arose and within three years for certain other policies, including certain pool insurance policies. We have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have led us to reverse a number of our prior decisions regarding rescissions and denials. The total amount of first-lien claims submitted to us for payment that have been rescinded since January 1, 2009, and then subsequently were challenged ("rebutted") by the lenders and policyholders, but not reinstated, for the period from January 1, 2009 through December 31, 2011, was $652.5 million. We are currently in active discussions with customers regarding a small portion of these rescissions. These discussions, if not resolved, could result in arbitration or judicial proceedings, which could be brought with respect to all rescissions and denials that have been challenged by such customers. On August 1, 2011, we filed a lawsuit against Quicken Loans Inc. ("Quicken") in the United States District Court for the Eastern District of Pennsylvania, seeking a declaratory judgment that we properly rescinded mortgage insurance coverage under our Master Policy and delegated underwriting endorsement for approximately 140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. We may be unsuccessful in this proceeding, or other similar proceedings that may be brought with respect to rescissions and denials, which may be costly and time consuming. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, under the terms of the GSE Approvals, we may be required to obtain their prior consent for any settlements. There can be no assurance that the GSEs will approve any settlement agreements. The heightened risk of disputes with our customers regarding our increased rescissions and denials could lead to the loss of one or more customers or motivate such customers to seek a greater percentage of insurance through the FHA, which historically has not engaged in significant rescission and denial activity, or other competitors.
The determination of our reserve for losses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. If the actual amount of rescissions and denials is significantly lower than our estimate, as a result of a greater than anticipated number of successful challenges to our rescissions and denials, litigation, settlements or other factors, or if the levels of rescission and denials decrease faster than projected, our losses may materially increase, which could have a material adverse effect on our financial condition and results of operations. For additional information regarding the determination of our reserve for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses.”

Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration which could have a material adverse effect on the capital adequacy of Radian Guaranty.
During the third quarter of 2008, Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. If our financial guaranty portfolio performs significantly worse than anticipated, including if we are required to establish (or significantly increase) one or more significant statutory reserves as a result of defaults on our insured obligations, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. Any decrease in the capital support derived from our financial guaranty business could, therefore, increase the risk-to-capital ratio of Radian Guaranty, which could lead to our inability to continue to write new mortgage insurance business. See “Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, could further negatively impact this ratio, which would limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.”
We have guaranteed structured finance obligations that expose us to a variety of complex credit risks, and indirectly, to market, political and other risks beyond those that generally apply to financial guarantees of public finance obligations. We have insured and reinsured certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases and other consumer assets, both funded and synthetic. We have also insured obligations under CDSs, including CDOs of several asset classes, such as corporate debt, TruPs, RMBS, CMBS and other ABS obligations. Losses associated with our structured finance and trade credit reinsurance businesses are difficult to predict accurately and could have a material adverse effect on our financial condition and operating results, especially given the recent economic disruptions.
As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Financial Guaranty—Credit Performance,” we have experienced credit deterioration in our financial guaranty structured finance portfolio, including our insured portfolio of TruPs CDOs and CMBS CDOs, as a result of the general deterioration in credit markets and the overall economy. Radian Asset Assurance provides credit protection on one CDO of ABS with $450.6 million in net par outstanding as of December 31, 2011. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” for additional information regarding this CDO of ABS transaction. Due to the structure of the CDO of ABS, we do not expect to pay claims related to shortfalls in principal payments for this transaction until sometime between 2036 and the legal final maturity date for the transaction in 2046. Although losses for this transaction are difficult to estimate, we believe that absent a commutation of our exposure or other successful loss mitigation, our ultimate claim payments (if held to maturity) with respect to principal payments for this transaction will be an amount that is substantially all of our total net par outstanding, in addition to interest shortfalls.
In November 2011, the CDO of ABS experienced an approximately $36 thousand interest shortfall. Consequently, we established a reserve for this transaction in the fourth quarter of 2011 for statutory accounting purposes. Because Radian Asset Assurance is a direct subsidiary of Radian Guaranty, this statutory reserve had a $91.8 million direct, negative impact on the statutory capital of Radian Guaranty. The statutory reserve for the CDO of ABS at December 31, 2011 reflects our current expectation that there is a high probability that the transaction will be commuted in the near term. If the terms of any commutation differ materially from our current expectations and assumptions, or if a commutation does not occur, it could have a material negative impact on our statutory reserves which, in turn, would have a material adverse impact on Radian Guaranty's statutory capital. There can be no assurance that we will be successful in commuting our risk remaining on the CDO of ABS or that if we are successful, the terms will not be materially different from our assumptions.
In addition to our structured finance risk, we have significant exposure to public finance obligations that are susceptible to default in an economic downturn. Historically, our financial guaranty public finance business has focused on smaller, regional, lower investment-grade issuers and structures that were uneconomical for other financial guarantors to insure. As a result, compared to other monoline financial guarantors, a greater percentage of our total exposure is with respect to sectors such as healthcare, long-term care and education. After giving effect to the Assured Transaction, exposure is even more concentrated in these sectors, which have historically had higher default rates than other public finance sectors. These credits, which generally cover smaller, more rural and specialized issuers, tend to be lower rated and more susceptible to default in an economic downturn.

Our public finance insured portfolio continues to experience some stress from the general economic downturn and slow economic recovery. Hospitals have begun to experience a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities have been generally experiencing gradually declining occupancies, thinner debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our loss reserves related to our healthcare and long-term care credits.
Although the states and municipalities included within our government-related insured credits have generally been able to withstand stresses to date, the lagging impact on municipal governments from the most recent economic downturn is becoming more evident. We expect the negative trend in this sector to continue into 2012 due to the protracted economic downturn and slow economic recovery, the end of federal stimulus revenues and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate as discussed below). This negative trend is expected to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. As a result, we may continue to experience further credit deterioration and municipal defaults in our government-related insured credits.
We have seen credit deterioration in our insured portfolio of other tax supported bond transactions payable from real estate tax revenues derived from the value of real estate in narrowly defined districts or from special assessments for improvements on certain properties. Consequently, declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. We may experience further credit deterioration in these transactions, which would increase the likelihood that we will be required to make claim payments with respect to these bonds, especially those from special districts.
Further deterioration in our financial guaranty portfolio could reduce Radian Asset Assurance's statutory surplus and negatively impact its ability to pay dividends to Radian Guaranty.
The performance of our financial guaranty business affects whether Radian Asset Assurance can pay dividends to Radian Guaranty in the future as it has in past years, and the amount of any such dividends. At December 31, 2011, Radian Asset Assurance maintained a statutory surplus of approximately $1.0 billion and total claims paying resources of approximately $2.2 billion. Radian Asset Assurance paid dividends to Radian Guaranty in 2010 and 2011 totaling $69.2 million and $53.4 million, respectively. We expect that Radian Asset Assurance will continue to have the capacity to pay ordinary dividends to Radian Guaranty in 2012 and 2013, although these dividends are expected to be equal to or below the amounts paid in 2011.
The timing and amount of these dividend payments will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. If the performance of our financial guaranty portfolio deteriorates materially, or the amount we pay to terminate any particular financial guaranty exposure is larger than the amount of the reserves for such exposure, Radian Asset Assurance's statutory surplus may be reduced. If this were to occur, Radian Asset Assurance would likely have less capacity to pay dividends to Radian Guaranty, and could be prohibited from paying dividends altogether.
We face risks associated with our financial guaranty insurance customers and our second-to-pay liabilities from these entities.
After giving effect to the Assured Transaction, our primary customers in our financial guaranty reinsurance business currently have the right to take back or recapture an aggregate of $6.7 billion of business previously ceded to us under their reinsurance agreements with us. While our treaties with our primary reinsurance customers do not permit our customers to selectively recapture business previously ceded to us under their treaties, because we have entered into multiple treaties with each customer, it is possible that a customer may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. This selective recapture, if it occurs, could potentially leave us with risk that is more concentrated in troubled asset classes or exposures.

Our ceding customers are primarily responsible for surveillance, loss mitigation and salvage on the risks that they cede to us. Some of these customers are experiencing financial difficulties, and therefore, may be less willing to perform or less capable of performing, these tasks to the extent necessary to minimize potential losses and/or maximize potential salvage on the credits we reinsure. Due to their current financial difficulties, these customers may have different incentives to eliminate long-term liabilities than we do. We generally do not have direct access to the insured obligation or the right to perform our own loss mitigation or salvage work on these transactions. We also have limited visibility with respect to the performance of many of the obligations we reinsure. See “If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income, which could adversely affect our capital position.”
Our primary ceding customers may delegate their loss adjustment functions to third parties, the cost of which would then be proportionally allocated to us and any other reinsurers for the insured transaction. Accordingly, the losses and loss adjustment expenses allocated to us on our reinsured risks may be higher than otherwise would have been the case if we were responsible for surveillance, loss mitigation and salvage for these risks. In addition, should a primary insurer become insolvent, there is a risk that the recoveries that it receives in any given transaction may become a part of its general estate rather than being allocated among the reinsurers paying the related claim. These factors could have a material adverse effect on our financial condition and operating results.
We have insured certain transactions on a second-to-pay basis, meaning that we are obligated to pay claims in these transactions only to the extent that both the underlying obligation defaults and another insurer, who is the primary obligor for claims, fails to pay a valid claim. Consequently, if the conservator for an insolvent financial guarantor rejects payment of all or a portion of a valid claim, we may be required to pay all or a portion of such valid claim. Because many insurers are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay transactions, due to another insurer’s failure to pay, has increased. As of December 31, 2011, Syncora, FGIC and Ambac are the primary insurers on $0.9 billion net par outstanding (or 37.9%) of our second-to-pay exposure, and $252.5 million (or 27.7%) of our second-to-pay exposure to three primary insurers is internally rated below investment grade.
In 2009, Syncora and FGIC suspended all claims payments following orders by the NYID. While the NYID lifted the suspension of payments by Syncora in June 2010, Syncora has subsequently posted additional losses and the NYID could implement the suspension again in the future.
We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.
In order to maintain the highest level of eligibility with Freddie Mac and Fannie Mae, mortgage insurers have historically been required to maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them or take actions that may include not purchasing loans insured by such mortgage insurer. In light of the housing market downturn, both Freddie Mac and Fannie Mae have indicated that loss of mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs. Radian Guaranty has been downgraded substantially below AA-/Aa3 by S&P and Moody's. Because of these ratings, we have presented business and financial remediation plans to Freddie Mac and Fannie Mae for how to restore profitability and ultimately regain a higher rating for our mortgage insurance business. If the rating agencies and GSEs believe that our plans will not provide the capital required by our mortgage insurance business, or otherwise are not satisfied, we could lose our eligibility with the GSEs and/or be further downgraded by the rating agencies. We cannot be certain whether, or for how long, either of the GSEs will continue to accept our existing remediation plans.
In addition to ratings requirements, the current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. The GSEs are currently in discussions with mortgage insurers regarding their standard mortgage insurer eligibility requirements and may make changes to them in the near future. We do not know whether or when such modifications may be implemented, or the form that any such modifications may take. The Administration's 2011 report regarding housing finance reform, which recommends winding down the GSEs over a period of time, could also impact the form and timing of the proposed eligibility guidelines.

In February 2012, Radian Mortgage Assurance was approved as an eligible insurer on a limited basis in certain states, subject to the terms and conditions of the GSE Approvals. For a discussion of the terms and conditions of the GSE Approvals, see "Regulatory—State Regulation—Risk-to-Capital." There can be no assurance that we will be able to maintain compliance with the requirements of the GSE Approvals or that the GSEs will not revoke their approvals. Failure by Radian Mortgage Assurance to maintain compliance with the GSE Approvals could impact Radian Guaranty's eligibility status with the GSEs.
We cannot be certain that Radian Guaranty and Radian Mortgage Assurance will be able to retain eligibility status with the GSEs. Loss of our eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and would negatively impact our results of operations and financial condition.
A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business.
Our ability to write new business depends, among other things, on a steady flow of high-LTV mortgages that require our mortgage insurance. Losses from the housing market downturn have caused lenders to substantially reduce the availability of these loans, and to significantly tighten their underwriting standards. Fewer loan products and tighter loan qualifications, while improving the overall quality of new mortgage originations, have in turn reduced the number of qualified homebuyers and made it more difficult for buyers (in particular first-time buyers) to obtain mortgage financing or to refinance their existing mortgages. In addition, the significant disruption in the housing and related credit markets has led to reduced investor demand for mortgage loans and MBS in the secondary market, which historically has been an available source of funding for many mortgage lenders. This has significantly reduced liquidity in the mortgage funding marketplace, forcing many lenders to retain a larger portion of their mortgage loans and MBS and leaving them with less capacity to continue to originate new mortgages.
During 2011, total domestic mortgage originations were approximately $1.0 trillion compared to approximately $1.5 trillion during 2010 and approximately $2.7 trillion in 2006 (pre-dating the housing downturn). If the volume of new mortgage originations continues to decrease or persists at low levels for a prolonged period, we may experience fewer opportunities to write new insurance business and we may be subject to increased competition with respect to these opportunities, which could reduce the size of our mortgage insurance business and have a significant negative effect on both our ability to execute our business plans and our overall franchise value. See “Our mortgage insurance business faces intense competition.” Further, the Dodd Frank Act’s reforms to strengthen lending standards, improve underwriting standards and increase accountability in the loan origination and securitization processes could further reduce the total number of mortgage originations in the future, in particular with respect to the high-LTV market.
Our new insurance written and franchise value could decline if we lose a significant customer.
Our mortgage insurance business depends to a significant degree on a small number of lending customers. As of December 31, 2011, our top 10 mortgage insurance customers were generally responsible for over half of our primary new insurance written in 2011 and two mortgage insurance customers each accounted for more than 10% of our consolidated revenues. Accordingly, maintaining our business relationships and business volumes with our largest lending customers is important to the success of our business.
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

Certain of our mortgage insurance competitors are affiliates of much larger companies that may have significantly larger consolidated capital positions than we have, which could make it more likely that customers may choose to do business with them. See “Our mortgage insurance business faces intense competition.” Under the terms of our master policies, our customers or the parties they designate to service the loans we insure have the unilateral right to cancel our insurance coverage at any time for any loan that we insure. Upon cancellation of coverage, subject to the type of coverage, we may be required to refund to the insured lender unearned premiums, if any.
The economic downturn and challenging market conditions of the recent past have adversely affected the financial condition of a number of our largest lending customers. If the U.S. economy fails to fully recover or re-enters a recessionary period, these customers could again become subject to serious financial constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. The loss of business from our significant customers could have a material adverse effect on the amount of new business we are able to write, and consequently, our franchise value.
Our mortgage insurance business faces intense competition.
The U.S. mortgage insurance industry is intensely competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the FHA, which has significantly increased its competitive position in the mortgage insurance market in recent years.
We compete with other private mortgage insurers on the basis of price, customer relationships, reputation, financial strength measures and service. Certain of our private mortgage insurance competitors are subsidiaries of larger corporations or are not burdened by legacy credit risks, and therefore, may have greater capital and financial resources and stronger financial strength ratings than us.
We also compete with governmental and quasi-governmental entities that typically do not have the same capital requirements that we and other private mortgage insurance companies have, and therefore, have greater financial flexibility in their pricing guidelines and capacity that could put us at a competitive disadvantage. In the event that a government-owned or government-sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of political, social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.
Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its share of the mortgage insurance market, including by insuring a number of loans that would meet our current underwriting guidelines, sometimes at a lower monthly cost to the borrower than a loan that carries our mortgage insurance. For information regarding certain legislative developments affecting the FHA’s competitive position, see "Business—Regulation—Federal Regulations—The GSEs and FHA."
The FHA may continue to maintain a strong market position and could even increase its market position to the point that private mortgage insurers may be perceived as less significant to the future of the housing finance market. Factors that could cause the FHA to maintain or increase its share of the mortgage insurance market include:

•	past and potential future capital constraints of the private mortgage insurance industry;

•	the tightening by private mortgage insurers of underwriting guidelines based on past loan performance or other risk concerns;

•	the increased levels of rescissions and denials by private mortgage insurers on older vintage portfolios compared to the FHA's practice of engaging in limited loss mitigation activities;

•	the imposition of loan level delivery fees by the GSEs on loans that require mortgage insurance;

•	the perceived operational ease of using FHA insurance compared to the products of private mortgage insurers; and

•
the implementation of new regulations under the Dodd-Frank Act that may be more favorable to the FHA compared to private mortgage insurers (see “The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses”).

One or more private mortgage insurers may seek to regain market share from the FHA or other mortgage insurers by reducing pricing, loosening their underwriting guidelines, or relaxing their loss mitigation practices, which could, in turn, improve their competitive position in the industry and negatively impact the level of our new insurance written.

The improvement in the credit quality of new loans being insured in the current market, combined with the deterioration of the financial strength ratings of most existing private mortgage insurance companies, in part due to their legacy books of insured mortgages, could encourage new entrants to our industry. Any new entrant could have significantly more capital and financial resources and stronger financial ratings than us. If we are unable to compete with other providers, including new entrants that are not burdened by legacy credit risks or otherwise rescinding or denying a significant number of loans, it could have a material adverse effect on our business position, financial condition and operating results.
In addition, in the past, an increasing number of alternatives to traditional private mortgage insurance developed, many of which reduced the demand for our mortgage insurance. These alternatives have included:

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans;

•	investors using other forms of credit enhancement such as CDSs or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries foregoing third-party insurance coverage and retaining the full risk of loss on their high-LTV loans.
As a result of the recent disruptions in the housing finance and credit markets, however, many of these alternatives to private mortgage insurance are not currently available. If market conditions were to change, however, or new alternatives are developed, we again could face significant competition from these alternatives as well as others that may develop.
Our business depends, in part, on effective and reliable loan servicing, which could continue to be negatively impacted by the current disruption in the housing and mortgage credit markets.
We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and effective loss mitigation opportunities for delinquent or near-delinquent loans. Many of our customers also service the loans that we insure, whether the loans were originated by such customer or another lender. Therefore, the same market conditions affecting our customers as discussed above in “Our new insurance written and franchise value could decline if we lose a significant customer” also affect their ability to effectively maintain their servicing operations. In addition, current housing trends have led to a significant increase in the number of delinquent mortgage loans. These increases have strained the resources of servicers, reducing their ability to undertake loss mitigation efforts in a timely manner, including the processing of potential loan modifications, such as through the U.S. Department of the Treasury’s HAMP, which could help limit our losses. The AG Settlement or other potential investigations into whether servicers have acted improperly in foreclosure proceedings may further strain the resources of servicers, causing further disruptions in the servicing of mortgage loans covered by our insurance policies.
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
Loan modification, refinancing and other similar programs may not provide us with a material benefit.
The FDIC, the GSEs and various lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. In addition, in February 2009, the U.S. Department of the Treasury announced HASP, of which HAMP is a part, which provides certain guidelines for loan modifications. Some of the eligibility criteria require information about borrowers, such as the borrowers' current income and non-mortgage debt obligations. Because the GSEs and the lenders do not share such eligibility information with us, we cannot determine with certainty the number of loans in our default inventory that are eligible to participate in such programs. While modifications continue to be made under these programs, it is unclear whether they will ultimately result in a significant number of successful loan modifications, in particular in light of the high level of re-default rates for loans that have been modified through these programs. If a mortgage balance is reduced as a result of this HAMP program, we are still responsible under our master insurance policy to pay the original balance if the borrower re-defaults on that mortgage after its balance has been reduced.
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

In 2009, the GSEs began offering the HARP refinance program. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. In November 2011, the FHFA introduced HARP 2 that expanded the number of borrowers who can qualify for refinancing. Under HARP 2, among other changes, the FHFA removed the 125% LTV ceiling for fixed-rate mortgages backed by the GSEs, which had prevented some borrowers whose home values had declined from participating, eliminated certain risk-based fees for borrowers who refinance into shorter-term mortgages and extended the program through 2013. Importantly, Radian Guaranty and other private mortgage insurers have reached an agreement with the FHFA to facilitate the transfer of mortgage insurance on loans to be refinanced without regard to LTV. While HARP 2 may result in fewer delinquent loans and claims, our ability to rescind coverage on HARP loans will be limited in certain circumstances pursuant to our agreement with FHFA. Although we believe the changes will increase the number of borrowers who may benefit from the program, we cannot predict what impact HARP 2 will have on our business or results of operations.
We cannot ascertain, with confidence, the benefits provided to us under these programs. There can be no assurance that loan modification, refinancing or other similar programs will continue to be available. Any termination or temporary cessation of any of these programs could result in an increased number of claims in our mortgage insurance business and could have a material adverse effect on our business, financial condition and results of operations.
Foreclosure moratoriums may extend the period of time that a loan remains in our delinquent loan inventory and increase the severity of claims we are required to pay once the moratoriums expire.
Various government entities and private parties have from time to time enacted foreclosure (or equivalent) moratoriums to allow time to determine whether delinquent loans could be modified. Moratoriums also have been imposed in response to allegations that certain mortgage servicers and other parties acted improperly in foreclosure proceedings. Generally, moratoriums do not stop the accrual of interest or affect other expenses on a loan, and unless a loan is cured during a moratorium, at the expiration of the moratorium, our paid claim amount may include additional interest (subject to a two-year limitation under our insurance policies) and expenses. However, where our claim amount is increased because of foreclosure delays caused by a failure to appropriately service or meet other conditions under our insurance policies, we are entitled to adjust claims appropriately. The various moratoriums may further delay our receipt of claims, resulting in an increase in the period that a loan remains in our delinquent loan inventory, and may increase the severity of claims that we are ultimately required to pay.
Mortgage refinancings in the current housing market may increase the risk profile of our existing mortgage insurance portfolio.
Mortgage interest rates have recently been at historically low levels leading many borrowers to seek to refinance their existing mortgages. However, because most lenders are currently utilizing more restrictive underwriting guidelines, only those borrowers with strong credit profiles have generally been able to qualify for the new loans required to refinance. Consequently, only highly qualified borrowers have generally been able to refinance in the current market. As more of these highly qualified borrowers refinance (and their existing mortgage insurance with us is canceled), the total percentage of our risk in force related to high-risk borrowers who have not or could not refinance could increase, which could increase the risk profile of our existing mortgage insurance portfolio and potentially reduce the future profitability of our mortgage insurance business.
Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses.
Our mortgage insurance and financial guaranty premium rates may not be adequate to cover future losses. Our mortgage insurance premiums are based on our long-term expected risk of claims on insured loans, and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), term, coverage percentage or the existence of a deductible in front of our loss position. Our financial guaranty premiums are based on our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. The estimates and expectations we used in establishing premium rates are based on assumptions made at the time our insurance is written. These assumptions may ultimately prove to be inaccurate. In particular, the predictive value of historical data may be less reliable during periods of greater economic stress and, accordingly, our ability to correctly estimate our premium requirements may be impaired during the current period of economic uncertainty.

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
We provide contract underwriting services for certain of our mortgage lender customers, including on loans for which we are not providing mortgage insurance. For substantially all of the existing loans that were originated through our contract underwriting services, we agreed that if it is determined that we made material errors that led to a default in connection with these services, the mortgage lender may, subject to certain conditions, require us to purchase the loans, issue mortgage insurance on the loans, or indemnify the lender against future loss associated with the loans. Accordingly, we have assumed some credit risk and interest-rate risk in connection with providing these services. A significant amount of our underwriting services may be performed by independent contractors hired by us on a temporary basis. If these independent contractors make more material errors than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results. We also face regulatory risk in providing these services. See “Legislation and regulatory changes and interpretations could harm our mortgage insurance business.”
Further downgrades or potential downgrades of our credit ratings or the insurance financial strength ratings assigned to any of our mortgage insurance or financial guaranty subsidiaries are possible and could weaken our competitive position and affect our financial condition.
The credit ratings of Radian Group and the insurance financial strength ratings assigned to our insurance subsidiaries have been downgraded multiple times since 2008 and may be further downgraded. On November 22, 2011, Moody's downgraded Radian Group's rating to Caa1 from B3. This downgrade reflects the rating agency's views regarding Radian Group's current liquidity position and the potential for additional contributions of holding company resources to support our mortgage insurance businesses, and also our ability to meet our senior debt obligations in the future. On January 30, 2012, S&P downgraded the ratings of Radian Guaranty and Radian Mortgage Assurance to B from B+ and also lowered the rating of Radian Group to CCC from CCC+. According to S&P, these actions were the result of the high level of mortgage insurance losses and ongoing weakness in the job and housing markets. Although we remain in frequent contact with the rating agencies and have prepared action plans to address rating agency actions, we are generally not provided with much advance notice of ratings decisions, which could come at any time.
On August 25, 2011, S&P published its updated methodologies and assumptions for rating bond insurers, which significantly re-calibrated its bond insurance criteria. The new criteria, among other things, increases capital requirements, especially to obtain S&P's highest ratings, and adds a new leverage test. On November 17, 2011, as a consequence of these updated methodologies and assumptions, S&P downgraded the financial strength ratings of Radian Asset Assurance to B+, and maintained its outlook for Radian Asset Assurance as Negative.

Historically, our ratings have been critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. A further downgrade in these ratings or the announcement of the potential of a further downgrade, or any other concern relating to the ongoing financial strength of our insurance subsidiaries, could make it difficult or impossible for our insurance subsidiaries to continue to write new, profitable business or could create a competitive advantage for other industry participants that maintain higher ratings than us.
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
If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty businesses are incorrect, we may be required to take unexpected charges to income, which could adversely affect our capital position.
We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of future claims. Because our reserves represent only our best estimate of claims to be paid in the future, these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of credit market volatility, as currently exists.
Many of the programs and initiatives that have been implemented to prevent or forestall foreclosures in our mortgage insurance business have resulted in fewer defaulted loans moving to claim, and consequently, an increase in the aging of our inventory of defaulted loans. As a result, the number of our defaulted loans that have been in default for 240 or more days, which represents our most aged category of defaulted loans, currently represents a significantly larger portion of our default inventory than has historically been the case. While these loans are generally assigned a higher loss reserve based on our belief that they are more likely to result in a claim, we also assume, based on historical trends that a significant portion of these loans will cure and not result in a claim. Given current market conditions, the limited number of cures we are currently seeing among this inventory of loans, and the significant period of time that these loans have been in default, it is possible that the ultimate cure rate for these defaulted loans will be significantly less than historical rates, and therefore, less than our current estimates of cures for this inventory of defaults. Further, the foreclosure moratoriums that have been imposed in response to allegations that certain mortgage servicers and other parties acted improperly in foreclosure proceedings may result in further aging of our defaulted loan portfolio, decrease claim payments for a temporary period and create additional uncertainty regarding the likelihood, magnitude and timing of anticipated losses. If our estimates are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our financial condition, capital position and operating results, as well as our ability to continue to write new business.

In addition to establishing mortgage insurance loss reserves for defaulted loans, under GAAP we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. As of December 31, 2011, a premium deficiency reserve of approximately $4 million existed for our second-lien mortgage insurance business. Because our evaluation of premium deficiency is based on our best estimate of future losses, expenses and premiums, the evaluation depends upon many significant assumptions, including assumptions regarding future macroeconomic conditions and therefore, is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our first-lien mortgage insurance business at December 31, 2011, there can be no assurance that premium deficiency reserves will not be required for this product or our other mortgage insurance products in future periods.
It also is difficult to estimate appropriate loss reserves for our financial guaranty business because of the nature of potential losses in that business, which are largely influenced by the particular circumstances surrounding each troubled credit, including the availability of loss mitigation. As a result, our loss reserves are less capable of being evaluated based on historical assumptions or precedent. See "Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration which could have a material adverse effect on the capital adequacy of Radian Guaranty." In addition, in our financial guaranty reinsurance business, we rely in part on information provided by our ceding customers in order to establish reserves. If this information is incomplete, inaccurate or untimely, our loss reserves may not be estimated accurately and could require material adjustment in future periods as new or corrected information becomes available.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments. If we underestimate our policy liabilities, or if we improperly structure our investments to meet those liabilities, we could have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity. Our investments and investment policies and those of our subsidiaries are subject to state insurance laws. In addition, the Freddie Mac Approval for Radian Mortgage Assurance requires us to maintain a certain level and specific type of liquid assets at Radian Guaranty. See "Business—State Regulation—Risk-to-Capital—Freddie Mac Approval". We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions, and our existing or anticipated financial condition and operating requirements, including the tax position, of our business segments.
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
Compared to historical averages, interest rates and investment yields on our investments have generally declined, which has reduced the investment income we generate. In addition, we have kept a larger portion of our investment portfolio in shorter maturity investments in order to meet the expected liquidity needs of our operating subsidiaries. This, in turn, has further reduced our investment income, as interest rates on short-term investments have been minimal. We depend on our investments as a source of revenue, and a prolonged period of low investment yields would have an adverse impact on our revenues and could potentially adversely affect our results of operations.
Radian Group’s sources of liquidity may be insufficient to fund its obligations.
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands include funds for: (i) the payment of certain corporate expenses; (ii) interest payments on our outstanding debt; (iii) repayment of the principal amount of our outstanding debt, including $250 million in principal due in each of 2013 and 2015, and $450 million in principal due in 2017; (iv) potential capital support for our mortgage insurance subsidiaries; (v) potential payments to the Internal Revenue Service ("IRS") resulting from the examination by the IRS for the 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock. Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of $482.8 million at December 31, 2011 (after the recent $100 million contribution to Radian Guaranty and before consideration of the Tender Offer commenced by Radian Group on February 23, 2012).

In light of on-going losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty's ability to continue writing insurance in those states that impose Statutory RBC Requirements. See “Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.” Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations, by the GSEs or the rating agencies.

Radian Group's U.S. Consolidated federal income tax returns, which include the federal tax returns of our wholly-owned subsidiary, CMAC of Texas, are under examination by the IRS for tax years 2000 through 2007. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years, which would increase our tax liability by approximately $128 million in addition to any associated penalties and interest. Effective December 2011, Radian Group and CMAC of Texas entered into an Assumption and Indemnification Agreement with regard to these proposed adjustments. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) currently held by CMAC of Texas. This indemnification was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise would have been required for CMAC of Texas to maintain its minimum statutory surplus requirements in light of remeasurement as of December 31, 2011, of uncertain tax positions related to the portfolio of REMICs. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS. See "The IRS is examining our tax returns for the years 2000 through 2007."
Dividends from Radian Guaranty and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Radian Guaranty's ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In light of ongoing losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is able to declare dividends, these dividends will be paid to Radian Guaranty, and not to Radian Group. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time. In addition, pursuant to the GSE Approvals for Radian Mortgage Assurance, GSE consent is required to alter, amend or otherwise modify the tax and expense sharing arrangements between Radian Guaranty, Radian Mortgage Assurance and their affiliates.
If Radian Group's sources of available liquidity are insufficient for Radian Group to fund its obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, any of which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our financial condition and operating results.
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

Specifically with respect to our credit derivatives, the gains and losses on these contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate in order to estimate the fair value amounts that would be exchanged to sell an asset or transfer a liability. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many derivative products, we have had to use assumptions as to what could be realized in a current market exchange. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation or otherwise, the fair values received or paid could be materially different from those reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Instruments and Related VIE Assets/Liabilities” below.
Temporary market or credit spread changes as well as actual credit improvement or deterioration in our derivative contracts are reflected in changes in fair value of derivative instruments. We also make an adjustment to our derivative liability valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of fair value of our credit derivatives. Our five-year CDS spread has increased significantly since January 2007, and was 2,732 basis points as of December 31, 2011. This market perception of our high risk of non-performance has had the effect of reducing our derivative liability valuations by approximately $1.9 billion as of December 31, 2011. Perceived improvement in our financial condition could cause our CDS spread to tighten. If our CDS spread tightens significantly, and other credit spreads utilized in our fair value methodologies remained constant, our earnings could be significantly reduced. Additionally, our actual ultimate credit losses on these derivatives could significantly exceed our fair value liabilities. See “Quantitative and Qualitative Disclosures about Market Risk—Credit Risk” for a discussion regarding the sensitivity of our fair value liability to changes in credit spreads.
Our international exposure subjects us to risks.
We may be subject to a number of risks associated with our legacy international mortgage insurance and international financial guaranty exposure, including:

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
Given our current strategic focus on domestic mortgage insurance, we have ceased writing new international business and have significantly reduced our existing international exposures. In certain cases, our ability to reduce our exposure depends on our counterparty’s ability to find alternative insurance, which opportunities are limited in the current economic environment. Accordingly, we may not be able to recover all of the capital supporting our international exposure for many years, if at all, and may not recover all of such capital if losses are worse than expected. Further, any one or more of the risks listed above could limit or prohibit us from effectively reducing our international exposure.
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
Many of our information technology systems have been in place for a number of years and originally were designed to process information regarding traditional products. As new products with new features emerge or when we modify our underwriting standards as we have done recently, our systems may require modification in order to recognize these features to allow us to price or bill for our insurance of these products appropriately. Our systems may not be capable of recording, or may incorrectly record, information that may be important to our risk management and other functions. In addition, our customers may encounter similar technological issues that prevent them from sending us complete information about the products or transactions that we insure. Making appropriate modifications to our systems involves inherent time lags and may require us to incur significant expenses. These problems may be exacerbated if we find it necessary to write first-lien business out of Radian Mortgage Assurance, as discussed above in “Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses without a corresponding increase in new capital or capital relief could further negatively impact this ratio, which would limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.” The inability to make necessary modifications to our systems in a timely and cost-effective manner may have adverse effects on our business, financial condition and operating results.
Our computer systems may fail or their security may be compromised and personal information that we maintain could be improperly disclosed.
Our business is highly dependent on the effective operation of our information technology systems. The failure of these systems for any reason could cause significant disruption to our operations. Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks. As part of our business, we, and certain of our subsidiaries and affiliates, maintain large amounts of sensitive or confidential information, including personal information of consumers and our employees. Breaches in security could expose us or the individuals affected to a risk of loss or misuse of this information, which could result in potential regulatory actions or litigation, including material claims for damages, as well as interruption to our operations and damage to our reputation. While we believe we have appropriate information security policies and systems to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure or a privacy breach, either through the actions of third parties or our employees, will not occur. Any compromise of the security of our computer systems or unauthorized disclosure of personally identifiable information could subject us to liability, damage our reputation, and have an adverse effect on our business, financial condition and operating results.
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

There has been increased litigation in our industry relating to rescissions and denials. On August 1, 2011, we filed a lawsuit against Quicken in the United States District Court for the Eastern District of Pennsylvania, seeking a declaratory judgment that we properly rescinded mortgage insurance coverage under our Master Policy and delegated underwriting endorsement for approximately 140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. We cannot predict whether additional actions may be brought against us and the outcome of the Quicken litigation or other additional actions. Because the Quicken litigation relates to mortgage insurance policy terms and practices that are widely used in the mortgage insurance industry, the outcome of this litigation or other litigation in our industry relating to rescissions may impact us. If this litigation results in a change in mortgage insurance policy terms and practices that are widely used by the mortgage insurance industry, including by us, or if we engage in further material litigation with any customer and, as a result, the customer limits the amount of business they conduct with us or terminates our business relationship altogether, it could have a negative impact on our business and results of operations.
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
We are currently contesting proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in REMICs and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will increase our tax liability for those years by approximately $128 million, in addition to any associated penalties and interest. We appealed these proposed adjustments to the IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Department of the Treasury to avoid the accrual of above-market-rate interest with respect to the proposed adjustments in the amount of approximately $89 million (the “Deposit Amount”), consisting of $85 million relating to the 2000 through 2004 tax years, and approximately $4 million relating to the 2005 through 2007 tax years. In late December 2010, we reached a tentative settlement agreement with Appeals, which required review by the Congressional Joint Committee on Taxation ("JCT"). Based on its review, the JCT has indicated that it is opposed to the currently structured settlement agreement and has recommended that Appeals reconsider the settlement agreement. Following the JCT review, Appeals has now indicated that it is reconsidering the terms of our settlement.
We are currently attempting to address the concerns raised by Appeals and the JCT regarding the proposed settlement; however, we can provide no assurance that we will be able to settle the proposed adjustments with the IRS or, alternatively, that the terms of any final settlement will not be significantly less favorable to us than the currently proposed settlement. Additionally, we may be required to litigate the proposed adjustments to taxable income if we are unable to reach a settlement. Litigation could involve substantial legal expenses and the process may be lengthy.
Radian Group has assumed the obligation to pay the ultimate tax liability. A final settlement at the Deposit Amount would require Radian Group to reimburse CMAC of Texas in order to compensate it for the use of the deposit. There is significant uncertainty around the timing and amount of this payment, which could occur during 2012 if a settlement is reached. If the final settlement agreement differs materially from our current expectations or we are unable to enter into a final settlement agreement and decide to pursue litigation of the proposed adjustments, there could be a material impact on our effective tax rate, financial condition, results of operations and cash flows.

We may not be able to realize all of our deferred tax assets in the future.
As of December 31, 2011, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $813.7 million. At December 31, 2011, our total valuation allowance is approximately $797.7 million and is equal to substantially all of our net DTA. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Based on our current projections, we believe our DTA (and the associated valuation allowance) are likely to increase. While we project long-term profitability, in light of the current economic uncertainty and continued weakness in the housing markets, it remains uncertain if and when we may return to profitability on a consistent basis. Even if we return to a period of sustained profitability, there is a risk that such period of profitability will not be long enough in duration to generate sufficient future taxable income to permit us to realize some or all of our tax benefits. Even if we were to realize our future tax benefits, the timing may be significantly delayed.
Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited under applicable tax laws.
We have generated substantial net operating losses ("NOLs"), loss carryforwards and other tax attributes for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully use these tax assets (including NOLs of approximately $1.9 billion as of December 31, 2011) will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the Internal Revenue Code ("IRC"). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382 of the IRC) in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership.
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
In general, the Plan and the transfer restrictions contained in the By-Law Amendment and in the Charter Amendment will each terminate (i) if Section 382 is repealed and our board of directors determines that the transfer restrictions contained therein are no longer necessary for the preservation of the tax benefits, (ii) at the beginning of a taxable year to which our board of directors determines that no NOLs may be carried forward; or (iii) if our board of directors determines that the potential limitation on the use of the tax benefits under Section 382 is no longer material to us. Finally, the Plan will terminate if it is not re-approved by our stockholders every three years.
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
In particular, our mortgage insurance business may be significantly impacted by the following:

•
The Dodd -Frank Act and the rules and regulations developed pursuant to this act. See “The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses”;

•
Legislation impacting the charters or business practices of the GSEs. See “Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business”;

•
Legislative reform of the U.S. housing finance system, including changes made in response to the reform proposal recently released by the Administration. See “Business—Regulation—Federal Regulation—The GSEs and FHA”;

•	Legislation and regulation impacting the FHA and its competitive position verses private mortgage insurers. See “Our mortgage insurance business faces intense competition”;

•
State insurance laws and regulations that address, among other items, licensing of companies to transact business, claims handling, reinsurance requirements, premium rates, policy forms offered to customers, and requirements for risk-to-capital, reserves, surplus, reinsurance and payment of dividends. See “Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, could further negatively impact this ratio, which could limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty”;

•
The application of federal programs, such as HAMP and HARP, developed under the U.S. Treasury Department’s Homeownership Affordability and Stability Plan and other state or federal programs aimed at supporting borrowers and the housing market. See “Business—Regulation—Federal Regulation—Homeowner Assistance Programs”;

•
The application of RESPA, the Fair Credit Reporting Act and other laws to mortgage insurers, including with respect to captive reinsurance arrangements, contract underwriting services and pool insurance. See “Business—Regulation—Federal Regulation—Real Estate Settlement Practices Act of 1974 (“RESPA”), “SAFE Mortgage Licensing Act (the “SAFE ACT”)”, and "Legal Proceedings"; and

•	The implementation in the U.S. of Basel II and the new Basel III guidelines. See “The implementation of the Basel II capital accord may discourage the use of mortgage insurance.”
Any of the items discussed above could harm our operating results, financial condition and business prospects. In addition, our mortgage insurance business could be impacted by new legislation or regulations, as well as changes to existing legislation or regulations, that are not currently contemplated and which could occur at any time.

Legislation and regulatory changes and interpretations could harm our financial guaranty business.
The laws and regulations affecting the municipal, structured finance and trade credit debt markets, as well as other governmental regulations, may be changed in ways that could adversely affect our financial guaranty business. See “The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses” below for information regarding the impact of the Dodd-Frank Act on our financial guaranty business. In addition, we believe it is likely that the Patient Protection and Affordable Care Act of 2010 could adversely affect some of the healthcare institutions we have insured in our public finance line of business.
At the state level, our regulators are continuing to consider modification of the laws, rules and regulations applicable to financial guarantors, including placing additional restrictions on the writing and holding of risk in the form of CDSs. These legislative initiatives could result in additional constraints on our holding risk and limitations on our ability to conduct future financial guaranty business, including additional restrictions and limitations on our ability to declare dividends or more stringent statutory capital requirements for all or certain segments of our financial guaranty businesses. Any of these changes could have a material adverse effect on our business, financial condition and operating results.
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
Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac's and Fannie Mae's federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home's value, unless that mortgage is insured by a qualified insurer, the mortgage seller retains at least a 10% participation in the loan, or the seller agrees to repurchase or replace the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In particular, Freddie Mac and Fannie Mae have the ability to:

•
implement new eligibility requirements for mortgage insurers and alter or liberalize underwriting standards on low-down-payment mortgages they purchase (see “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise”);

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•	establish the terms to be included in mortgage insurance policies for loans that they purchase;

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default;

•
establish the amount of loan level delivery fees (which result in higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance (see “Our mortgage insurance business faces intense competition”);

•	intervene in mortgage insurers' rescission practices or rescission settlement practices with lenders; and

•	influence a mortgage lender's selection of the mortgage insurer providing coverage.

 Some of Freddie Mac's and Fannie Mae's more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce the amount of mortgage insurance purchased and have an adverse effect on our business and revenues. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was only the minimum required by the GSE's charter, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which, for certain loans, they would accept a level of mortgage insurance above the requirements of their charters, but below their standard coverage, without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and, in the second quarter of 2010, it eliminated its reduced coverage program. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would likely be reduced.
The GSEs' business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the HERA, encompass substantially all of the GSEs' operations. This new law abolished the former regulator for the GSEs and created a new regulator, the FHFA, in addition to other oversight reforms.
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
In February 2011, the Obama Administration (the “Administration”) delivered a report to the U.S. Congress for reforming the U.S. housing finance market. See “Business—Regulation—Federal Regulation—Freddie Mac and Fannie Mae.” As part of this report, the Administration recommended the winding down of the GSEs over a period of time, including by increasing pricing at the GSEs, reducing the size of loans that the GSEs may purchase, requiring borrowers to provide a 10% down payment for GSE loans, and decreasing the GSEs investment portfolios by at least 10% each year. In addition, the report encouraged the GSEs to pursue “additional credit-loss protection from private insurers and other capital providers” in order to increase the level of private capital in the housing finance system. These recommendations require legislative action in order to implement; thus, some of them have been and will continue to be the subject of significant Congressional focus and debate in the near future. As such, it is difficult to predict when Congressional action would be final and how long any associated phase-in period may last.
During 2011, there were numerous legislative proposals that are intended to wind down the GSEs in a piecemeal fashion. Among other changes, these bills, if ultimately enacted, would gradually reduce the GSEs' maximum portfolio size, prohibit the GSEs from engaging in any new activities or businesses, and repeal the GSEs' affordable housing goals. In addition, there were several comprehensive housing finance reform proposals introduced in Congress. Each of these proposals has been designed to eliminate the GSEs, while most of them would also replace the GSEs with a new mortgage financing system. The proposals vary greatly with regard to the government's role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. All but one of the proposals contemplates a continued role for private mortgage insurance. Most of the proposals would maintain the current role of private mortgage insurance, while some of the proposals would provide for deeper mortgage insurance coverage. It is difficult to predict whether any of these proposals will become law or the impact any future legislation will have on our business and prospects.
The future structure of the residential housing finance system remains uncertain, including the impact of any such changes on our business. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminate the requirement altogether, which would reduce our available market and could adversely affect our mortgage insurance business.
See "Business—Regulation—Federal Regulation—The GSEs and FHA".

The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses.
The Dodd-Frank Act contains many new regulations and mandates additional significant rulemaking by several regulatory agencies to implement its far reaching provisions. Therefore, the full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses will remain uncertain until the final rules are implemented. The Dodd-Frank Act, among other things:

•	establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law, including residential mortgages;

•
requires securitizers to retain some of the risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are “qualified residential mortgages” (QRMs) or are insured by the FHA or another federal agency. The Dodd-Frank Act provides that the definition of QRMs will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance. In March 2011, regulators released a proposed rule that would only include loans with a 20% down payment in the QRM definition and, as required by the Dodd-Frank Act, exempts FHA-insured loans from the risk retention requirements. The proposed rule, however, does not include lower down payment loans that are insured by private mortgage insurance, which would make privately-insured loans less competitive than FHA-insured loans. Given the volume of comments that the regulators received in response to its proposed “QRM” definition, it is not known when the final QRM rule will be issued or whether regulators may start over and issue a new proposal to define the risk retention requirements;

•
authorizes regulators to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a “qualified mortgage.” Depending on whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank securitization provisions, discussed above, or “qualified mortgages” for purposes of the ability to repay provisions, this legislation could materially adversely affect the amount of new mortgage insurance that we write. It is not known when the final “qualified mortgage” definition may be issued or how it might be changed.

•
imposes additional reporting, capital and margin requirements on financial guaranty businesses, including potentially, the posting of collateral for existing derivative contracts. However, in April 2011, the Commodities Future Trading Commission released a proposed rule establishing margin requirements for nonbank market participants that would not apply retroactively. The proposed rule states that the margin requirement would only apply to uncleared swaps entered into after the effective date of the regulation. The proposed rule has not yet been finalized. If margin requirements were applied retroactively to our existing derivative contracts, we would likely be required to post significant collateral amounts that could exceed our current investment balances, and consequently, could have a material adverse effect on our businesses and on our financial condition, including significantly reducing or eliminating the ability of our financial guaranty business to provide dividends to our mortgage insurance business;

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

We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act, the effect such regulations will have on financial markets generally, or on our mortgage insurance and financial guaranty businesses specifically, the additional costs associated with compliance with such regulations, and any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse effect on our businesses, cash flows, financial condition and results of operations. See "Business—Regulation—Federal Regulation—The Dodd-Frank Act."

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 151,697 square feet of office space and 1,240 square feet of space for data storage under a lease that expires in August 2017. In addition, we also lease the following:

•
6,060 square feet of office space in Ohio and South Carolina, serving as our mortgage insurance service center and space for a subsidiary office. The lease for our Ohio service center expires in 2015 and the space for our South Carolina office is month to month;

•
121,093 square feet of office space for our financial guaranty operations in New York City. The lease for this space expires in 2015. We occupy 40,553 square feet of this space and sublease 80,540 square feet, including 40,553 square feet to Akerman Senterfitt LLP, 31,140 square feet to Van Eck Securities Corporation and 3,847 square feet to Sherman Financial Group;

•
6,748 square feet of office space, which was used for our financial guaranty operations in London. This lease, with a term through June 2012, has been assigned to a third party. Radian Group remains as a guarantor on the lease should the assignee fail to perform;

•	Approximately 500 square feet of office space for our mortgage insurance operations in Hong Kong. The lease for this space expires on January 31, 2013; and

•	27,360 square feet of office space for our data center in Dayton, Ohio. The lease for this space expires in September 2013.
We currently have a co-location agreement with DBSI Inc. that supports data center space and services. This agreement expires May 30, 2015. DBSI serves as a production and disaster recovery location.
We cannot be certain that we will be able to obtain satisfactory lease renewal terms for our operations, as necessary. We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

Item 3.	Legal Proceedings.
On August 13, 2010, American Home Mortgage Servicing, Inc. ("AHMSI") filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe that approximately 271 loans were affected by this error. According to AHMSI, Radian Guaranty's refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian also filed, and the court subsequently dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution.
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

On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A., was filed in the United States District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans supposedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan's captive reinsurer. Plaintiffs assert violations of RESPA. The mortgage insurer defendants have demanded that the plaintiffs voluntarily dismiss from the lawsuit any mortgage insurer, such as Radian Guaranty, that did not insure any of the plaintiffs' loans. If that demand is not met, Radian Guaranty and others of the mortgage insurers intend to move to dismiss the claims against them.
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the United States District Court for the Eastern District of Pennsylvania. The facts of this case are substantially similar to those of the Samp case discussed above; however, in this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss the complaint on a number of grounds.
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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 24, 2012, there were 133,290,984 shares of our common stock outstanding and approximately 79 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2011		2010
	High	Low	High	Low
1st Quarter	$9.73	$6.31	$15.98	$6.11
2nd Quarter	7.00	3.45	18.68	4.99
3rd Quarter	4.84	1.95	9.60	6.04
4th Quarter	3.45	1.80	10.12	7.04
In 2010 and 2011, we declared quarterly cash dividends on our common stock equal to $0.0025 per share. As a holding company, Radian Group relies on its operating subsidiaries to fund its dividend payments. For more information on Radian Group’s ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 and Note 15 of Notes to Consolidated Financial Statements.
Issuer Purchases of Equity Securities
As of December 31, 2011, 1,101,355 shares of our common stock remain available for repurchase under a 6.0 million share repurchase program authorized in 2006. The board did not set an expiration date for this program. During 2011, we did not repurchase any of our common stock, but, as permitted under our equity plan, an aggregate of 8,647 shares of our common stock were withheld by us to satisfy the tax liability of employees resulting from the vesting of certain restricted stock awards.

Item 6.	Selected Financial Data.
The information in the following table should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

($ in millions, except per-share amounts and ratios)	2011	2010	2009	2008	2007

Consolidated Statements of Operations
Net premiums earned—insurance	$756.0	$825.7	$825.9	$971.8	$912.3
Net investment income	163.5	178.8	214.2	263.0	256.1
Net gains (losses) on investments	202.2	139.9	257.1	(109.8)	63.0
Net impairment losses recognized in earnings	(1.2)	(0.1)	(9.3)	(55.2)	(9.4)
Change in fair value of derivative instruments	628.4	(558.7)	100.0	710.9	(1,214.4)
Net gains (losses) on other financial instruments	193.3	(211.7)	(88.6)	15.5	—
Gain on sale of affiliate	—	34.8	—	—	181.7
Other income	5.6	8.7	14.0	11.7	11.7
Total revenues	1,947.8	417.5	1,313.4	1,808.0	201.0
Provision for losses	1,296.5	1,739.2	1,337.6	2,205.3	1,308.1
Change in reserve for premium deficiency	(7.1)	(14.6)	(61.5)	(108.8)	195.6
Policy acquisition costs	52.8	53.5	63.0	136.4	113.2
Other operating expenses	175.8	191.9	203.8	255.5	183.5
Interest expense	61.4	41.8	46.0	53.5	53.0
Equity in net income (loss) of affiliates	0.1	14.7	33.2	59.8	(416.5)
Pretax income (loss)	368.5	(1,579.7)	(242.3)	(674.1)	(2,068.9)
Net income (loss)	302.2	(1,805.9)	(147.9)	(410.6)	(1,290.3)
Diluted net income (loss) per share (1)	$2.26	$(15.74)	$(1.80)	$(5.12)	$(16.22)

($ in millions, except per-share amounts and ratios)	2011	2010	2009	2008	2007

Cash dividends declared per share	$0.01	$0.01	$0.01	$0.045	$0.08
Average shares outstanding-diluted	133.9	114.7	81.9	80.3	79.6
Consolidated Balance Sheets
Total assets	6,656.8	7,620.9	8,057.2	8,116.1	8,210.2
Total investments	5,783.6	6,628.9	6,137.2	5,981.6	6,411.0
Unearned premiums	637.4	686.4	823.6	916.7	1,094.7
Reserve for losses and LAE	3,310.9	3,596.7	3,579.0	3,224.5	1,598.8
Reserve for premium deficiency	3.6	10.7	25.4	86.9	195.6
Long-term debt and other borrowings	818.6	964.8	698.2	857.8	953.5
VIE debt	228.2	520.1	296.1	160.0	—
Derivative liabilities	126.0	723.6	238.7	519.3	1,305.7
Stockholders’ equity	1,182.3	859.8	2,005.0	2,030.7	2,720.7
Book value per share	$8.88	$6.46	$24.22	$25.06	$33.83
Selected Ratios—Mortgage Insurance (2)
Loss ratio	189.8%	234.0%	179.6%	250.4%	143.5%
Expense ratio	24.7	24.0	23.2	29.3	22.4
Combined ratio	214.5%	258.0%	202.8%	279.7%	165.9%
Selected Ratios—Financial Guaranty (2)
Loss ratio	3.5%	9.8%	36.2%	52.7%	50.2%
Expense ratio	80.3	78.9	101.2	67.6	48.2
Combined ratio	83.8%	88.7%	137.4%	120.3%	98.4%
Other Data—Mortgage Insurance
Primary new insurance written	$15,510	$11,558	$16,969	$32,513	$57,132
Direct primary insurance in force	126,185	129,566	144,268	155,239	143,066
Direct primary risk in force	30,692	31,461	33,765	34,951	31,622
Total pool risk in force	2,068	2,453	2,698	2,950	3,004
Total non-traditional risk in force (3)	214	455	1,000	5,119	10,511
Persistency (12 months ended)	85.4%	81.8%	82.0%	85.8%	75.4%
Other Data—Financial Guaranty (4)
Net par outstanding	69,189	78,756	87,420	100,726	116,022
Net debt service outstanding	88,203	101,169	110,208	138,431	164,347
________________

(1)	Diluted net (loss) income per share and average share information in accordance with the accounting standard regarding earnings per share.

(2)
Calculated using amounts determined under GAAP, using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses, excluding merger expenses in 2007, to calculate the expense ratio as a percentage of net premiums earned. The 2008 expense ratio for our mortgage insurance segment includes the write-off of $50.8 million of deferred policy acquisition costs as a result of the establishment of a first-lien premium deficiency reserve. The financial guaranty expense ratio increased due to our discontinuation of new business writings in 2008 and the recaptures of reinsurance business by certain of our primary reinsurance customers noted in (4) below.

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

Business Summary
Overview
We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance. Our business segments are mortgage insurance and financial guaranty. Through our financial guaranty segment, we maintain a sizable financial guaranty insured portfolio, consisting of public finance and structured finance risks. Prior to January 1, 2011, we also had a third segment—financial services.
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We have provided these products and services mainly through our wholly-owned subsidiary, Radian Guaranty Inc., and its wholly-owned subsidiaries Radian Mortgage Assurance Inc. (formerly Amerin Guaranty Corporation), and Radian Insurance Inc. (which we refer to as "Radian Guaranty," "Radian Mortgage Assurance," and "Radian Insurance," respectively). Private mortgage insurance protects the holders of our insurance from all or a portion of default-related losses on residential mortgage loans made generally to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association ("Fannie Mae"). We refer to Freddie Mac and Fannie Mae together as "Government Sponsored Enterprises" or "GSEs."
Traditional Mortgage Insurance. Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-lien mortgages ("first-lien"). At December 31, 2011, primary insurance on first-liens made up approximately 93.7% of our total first-lien insurance risk in force ("RIF"). Prior to 2009, we also wrote pool insurance, which comprised approximately 6.3% of our total first-lien insurance RIF at December 31, 2011.
Non-Traditional Mortgage Credit Enhancement.   In addition to traditional mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages ("second-lien"), credit enhancement on net interest margin securities ("NIMS"), credit default swaps ("CDSs") on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as "non-traditional"). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. As of December 31, 2011, the aggregate remaining RIF on such non-traditional mortgage credit enhancement was approximately $214 million, which accounted for less than 1% of our total risk in force.
Financial Guaranty
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. ("Radian Asset Assurance"), a wholly-owned subsidiary of Radian Guaranty. Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market.
We have provided financial guaranty credit protection through the issuance of a financial guaranty insurance policy, by insuring the obligations under a CDS or through the reinsurance of such obligations. Both a financial guaranty insurance policy and a CDS provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation, and in the case of most of our financial guaranty CDSs, credit protection for amounts in excess of specified levels of losses. These forms of credit enhancement each require similar underwriting and surveillance.

In 2008, in light of difficult market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries, we discontinued writing any new financial guaranty business, other than as necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Since 2008, we have significantly reduced our financial guaranty operations and have reduced our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our access to that capital.
In January 2012, Radian Asset Assurance entered into a three-part transaction (the "Assured Transaction") with subsidiaries of Assured Guaranty Ltd. (collectively "Assured") that included the following:

•	the commutation of $13.8 billion of financial guaranty net par outstanding that was reinsured by Radian Asset Assurance (the "Assured Commutation");

•	the ceding of $1.8 billion of direct public finance business to assured (the "Assured Cession"); and

•
an agreement to sell to Assured Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell"), a New York domiciled financial guaranty insurance company with licenses to conduct business in 37 states and the District of Columbia. Radian Asset Assurance acquired the FG Insurance Shell in June 2011 in order to pursue potential strategic alternatives in the public finance market. We expect to complete the sale of the FG Insurance Shell in the first quarter of 2012, subject to regulatory approval.

This three-part transaction with Assured reduced our financial guaranty net par outstanding by approximately 22.5% and is expected to provide a statutory capital benefit to Radian Asset Assurance of approximately $100 million in the first quarter of 2012. Because Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty, this transaction will also provide a statutory capital benefit of $100 million to Radian Guaranty. This transaction is consistent with our strategic objectives of accelerating the reduction of our financial guaranty net par outstanding and strengthening the statutory capital positions of Radian Asset Assurance and Radian Guaranty. Following the Assured Transaction, on February 22, 2012, Radian Asset Assurance agreed to terminate its arrangement with the National League of Cities ("NLC") to explore the formation of a new public finance mutual bond insurance company.
The following table provides the expected impact on our consolidated financial statements in the first quarter of 2012 for the Assured Transaction. While we expect a statutory capital benefit as a result of this transaction as discussed above, under GAAP this transaction will result in a reduction in net income, and therefore, a reduction in retained earnings.

Statement of Operations
(In millions)
Decrease in premiums written	$(119.8)
Decrease in net premiums earned	$(22.2)
Increase in change in fair value of derivative instruments—gain	0.1
Increase in policy acquisition costs	(15.7)
Gain on sale of affiliate	9.0
Decrease in pre-tax income	$(28.8)

Balance Sheet
(In millions)
Decrease in:
Cash	$92.3
Deferred policy acquisition costs	26.2
Accounts and notes receivable	1.1
Derivative assets	0.6
Unearned premiums	71.6
Derivative liabilities	0.9
Increase in other assets	19.0

Financial Guaranty Exposure Subject to Recapture or Termination. Approximately $52.9 billion of our total net par outstanding as of December 31, 2011, (representing 76.4% of our financial guaranty segment's total net par outstanding) was subject to recapture or termination at the option of our primary reinsurance customers and financial guaranty credit derivative counterparties. In February 2012, three of our CDS counterparties exercised their termination rights with respect to 14 corporate collateralized debt obligations ("CDOs") that we insured (the “February 2012 CDO Terminations”). The February 2012 CDO Terminations reduced our net par outstanding by $5.8 billion. After giving effect to the Assured Transaction and the February 2012 CDO Terminations, approximately $33.3 billion of our total net par outstanding remains subject to recapture or termination at the option of our primary reinsurance customers and financial guaranty credit derivative counterparties.
Financial Services
Prior to January 1, 2011, we also had a third segment—financial services. Our financial services segment consisted mainly of our ownership interest in Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), which was a credit-based consumer asset business. We wrote off our entire investment in C-BASS in 2007. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010, and was subsequently liquidated. Our equity interest in C-BASS, and a related note receivable from C-BASS that had also been previously written off, were extinguished pursuant to the Plan of Liquidation that was confirmed on April 25, 2011.
On May 3, 2010, Radian Guaranty sold to Sherman Financial Group LLC ("Sherman"), a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, all of its remaining 28.7% equity interest in Sherman for approximately $172.0 million in cash, pursuant to a Securities Purchase Agreement (the “Sherman Purchase Agreement”) dated as of May 3, 2010, between Radian Guaranty and Sherman. As a result of the sale, in the second quarter of 2010, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million, and a pre-tax decrease in accumulated comprehensive income of $29.7 million.
Overview of Business Results
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. The ongoing weakness in the United States ("U.S.") housing and related credit markets, characterized by a decrease in mortgage originations, decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with current macroeconomic factors such as limited economic growth, the lack of meaningful liquidity in some sectors of the capital markets, and continued high unemployment, have had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. Because of these factors, there is a great deal of uncertainty regarding our future performance. See Note 1 of Notes to Consolidated Financial Statements.
Our businesses have been significantly impacted by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies, and the Federal Housing Authority (“FHA”) remains our primary competitor outside of the private mortgage insurance industry. Federal and state efforts to support homeowners and the housing market, including through the U.S. Department of the Treasury's Homeowner Affordability and Stability Plan (“HASP”), have had a positive impact on our business in recent periods. Various regulatory agencies are now in the process of developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that are expected to have a significant impact on the housing finance industry, and the U.S. Congress is engaged in planning for the reform of the housing finance market, including the future roles of the GSEs. See "Risk Factors—Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business", "The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material effect on our mortgage insurance and financial guaranty businesses" and "A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business" in Part I, Item 1A of this Annual Report on Form 10-K.

Mortgage Insurance

•
Defaults. Our first-lien primary default rate at December 31, 2011, was 15.2%, compared to 16.5% at December 31, 2010. Our primary default inventory comprised 110,861 loans at December 31, 2011, compared to 125,470 loans at December 31, 2010, representing an 11.6% decrease. Our primary default inventory declined slightly in January 2012. The reduction in our defaulted inventory has been the result of the total number of defaulted loans that have cured ("cures"), claim payments on defaulted loans, and insurance rescissions and claim denials collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, our overall primary default rates continue to remain elevated compared to historical levels due to continued high unemployment and weakness in the U.S. housing and mortgage credit markets. In addition, this positive trend slowed in the second half of 2011 as the number of new defaults has remained elevated, while cures on existing defaults have been consistently low. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures, particularly coming from our older delinquent loans. Based on our projections, which are subject to significant risks and uncertainties, we expect continued improvement in the operating results of our mortgage insurance business in 2012 and to achieve marginal operating profitability in our mortgage insurance business in 2013. For 2012, we are projecting a 15% decrease in new defaults compared to 2011, which compares to an 18% decrease in 2011 and a 30% decrease in 2010.

Defaults have remained at elevated levels across all of our mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. Overall, the underlying trend of high defaults continues to be driven primarily by the poor performance of our 2005 through 2008 books of business. In addition, a slowdown in mortgage foreclosures, driven by foreclosure moratoriums, servicing delays and the effect of prolonged modification programs for delinquent loans, has contributed to the sustained high level of our default inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case.

•
Provision for Losses. Our mortgage insurance provision for losses for 2011 was $1,293.9 million, and was primarily related to reserves established on new defaults. Our results for 2011 were also negatively impacted by increases in our incurred but not recorded ("IBNR") reserve estimate, which includes our estimate for the amount of reserves we will need to reinstate on loans that were previously rescinded and claims that were previously denied. In addition, our provision for losses has been affected by an increase in the weighted average rate at which defaulted loans are expected to move to claim (the "default to claim rate"), due to a greater than anticipated impact from the aging of underlying defaulted loans. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates on our older delinquent loans, this has resulted in higher reserves. Although the weighted average age of our defaulted portfolio continued to increase throughout 2011, the pace of this increase slowed in the second half of 2011. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 43% and 40% for the years ending December 31, 2011 and 2010, respectively. For 2012, we anticipate that the aggregate weighted average default to claim rate will be similar to that assumed in 2011.

Our mortgage insurance reserve for losses continues to be favorably affected by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we are denying and the number of insurance certificates that we are rescinding due to fraud, underwriter negligence or other factors, including the impact of our recent experience regarding reinstatements of previously rescinded policies and denied claims. Our current level of rescissions and denials remains elevated compared to historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our extensive efforts to examine all claims for potential rescissions or denials. We expect the level of rescissions and denials to continue to remain elevated compared to historical levels as long as our 2005 through 2008 insurance policies comprise the majority of our default inventory.

•
Claims Paid. Total mortgage insurance claims paid in 2011 were $1.5 billion and include $90.5 million related to the termination of certain structured mortgage insurance transactions. As discussed above, foreclosure backlogs, servicer delays and loan modification programs have reduced the number of defaults going to claim. Claims paid in 2011 were also affected by our internal claims payment process. Beginning in 2011, we increased the number of claims that were subject to review for potential violations of our insurance policies. We currently expect total claims paid for 2012 to be approximately $1.3 billion.

•
New Insurance Written. We wrote $15.5 billion of new mortgage insurance in 2011, compared to $11.6 billion of insurance written in 2010. The increase in 2011 compared to 2010 is mainly attributable to an increase in the penetration rate of private mortgage insurance in the overall insured mortgage market, as well as an increase in our share of the private mortgage market. While the private mortgage insurance industry has made progress in recapturing business from the FHA, the FHA's market share remains historically high, and is likely to continue to negatively affect the volume of our new insurance written (“NIW”). We have been more aggressively marketing our product offerings that favorably compete with the FHA in order to gain market share back from the FHA. In the second quarter of 2011, we implemented a series of changes to our underwriting guidelines and rates, including a more efficient underwriting process for loans conforming to the GSE guidelines, lower premium rates for mortgage insurance paid directly by borrowers and an expansion of our non-conforming “jumbo” loan program. We expect our volume of NIW to continue to increase in 2012.

Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, the credit profile of our mortgage insurance portfolio has improved. Our implementation of these stricter guidelines has also contributed to the lower levels of NIW compared to historical levels. Since 2009, almost all of our new business production has been prime business. In addition, Fair Isaac and Company ("FICO") scores for the borrowers of these insured mortgages have increased, while the loan-to-value ("LTV") on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•
Statutory Capital. Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of risk in force, or "risk-to-capital." Sixteen states (the risk-based capital or "RBC States") currently have a statutory or regulatory risk-based capital requirement (a "Statutory RBC Requirement"), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. As a result of ongoing incurred losses, Radian Guaranty's risk-to-capital ratio increased to 21.5 to 1 as of December 31, 2011 (after consideration of a recent $100 million contribution from Radian Group Inc. ("Radian Group")), compared to 16.8 to 1 at December 31, 2010 and 15.4 to 1 at December 31, 2009. Based on our current projections, which are derived from various assumptions that are subject to inherent uncertainty and require significant judgment by management, Radian Guaranty's risk-to-capital ratio is expected to continue to increase and, absent any further capital contributions from Radian Group, is expected to exceed 25 to 1 in 2012. We actively manage Radian Guaranty's risk-to-capital position in various ways, including: (1) through reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by monetizing gains in our investment portfolio through open market sales of securities. After the recent $100 million contribution to Radian Guaranty, Radian Group currently has unrestricted cash and liquid investments of $482.8 million (before giving consideration to Radian Group's Tender Offer commenced on February 23, 2012) that may be used to further support Radian Guaranty's risk-to-capital position. Depending on the extent of our future incurred losses, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group. See "Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in capital or capital relief would further negatively impact this ratio, which could limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty" and "Radian Group’s sources of liquidity may be insufficient to fund its obligations" in Part I, Item 1A of this Annual Report on Form 10-K.

Financial Guaranty

•
Net Par Outstanding. Our financial guaranty segment's net par outstanding was $69.2 billion as of December 31, 2011, compared to $78.8 billion at December 31, 2010. The reduction in net par outstanding was primarily due to: (i) counterparties exercising their early termination rights related to structured finance transactions, including seven corporate CDO and four other CDO transactions; (ii) a commutation of reinsurance exposure to one primary insurer in April 2011; and (iii) the amortization or scheduled maturity of our insured portfolio and prepayments ("refundings") of public finance transactions. As a result of the Assured Transaction and the February 2012 CDO Terminations, our aggregate financial guaranty net par outstanding has decreased during the first quarter of 2012 by an additional $21.4 billion, which represents 30.9% of Radian Asset Assurance's net par outstanding as of December 31, 2011. We expect our net par outstanding will continue to decrease as our financial guaranty portfolio matures and as we seek to proactively reduce our financial guaranty net par outstanding.

•
Credit Performance. The overall credit quality of our financial guaranty insured portfolio improved during 2011. The percentage of internally rated AAA credits in our portfolio increased to 44.9% of our net par outstanding at December 31, 2011, from 43.0% at December 31, 2010. In addition, the percentage of below investment grade ("BIG") exposure declined to 5.9% of our total portfolio as of December 31, 2011, from 6.2% as of December 31, 2010. This was primarily due to credit improvements in our insured portfolios of corporate CDOs and CDOs of trust preferred securities ("TruPs") and the removal of $231.2 million of BIG exposure from our public finance portfolio as part of the commutation of reinsurance exposure in April 2011. As a result of the Assured Transaction and the February 2012 CDO Terminations, the percentage of our insured portfolio rated AAA increased from 44.9% to 50.9%, the percentage of our insured portfolio rated BBB increased from 22.0% to 26.9%, and the percentage of our BIG exposure increased from 5.9% to 8.5%, while the percentage of our portfolio rated AA or A decreased from 27.2% to 13.7%.

•
Public Finance. Our public finance insured portfolio continues to experience some stress from the general economic downturn and slow economic recovery. As of December 31, 2011, approximately 4.5% of our financial guaranty segment's net par outstanding consisted of public finance credits rated BIG, compared to 4.6% as of December 31, 2010. Substantially all of the public finance credits commuted as part of the Assured Commutation and ceded as part of the Assured Cession were rated investment grade (BBB- or higher), approximately 76% of which were rated AA or A. Consequently, our exposure to public finance risk relative to structured finance risk declined and the overall credit quality of our remaining public finance portfolio declined. As a result of the Assured Transaction, the percentage of our public finance portfolio with AAA rating increased (from 6.9% to 8.2%), and the percentage of our public finance portfolio with lower ratings (BBB or lower) increased significantly (45.6% to 70.4%), while the percentage of our public finance portfolio rated between those levels (AA or A) decreased significantly (47.5% to 21.4%). In addition, as a result of the Assured Transaction and the February 2012 CDO Terminations, the percentage of our total net par outstanding to public finance obligations decreased from 47.6% to 37.6% of our total net par outstanding, including a decrease in the percentage of our insured portfolio of general obligation and other tax supported bonds from 22.8% to 14.2% of our total net par outstanding.

As of December 31, 2011, we had an aggregate of $5.4 billion net par exposure to healthcare and long-term care credits. While these sectors were relatively stable in 2011, hospitals have begun to experience a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities generally have been experiencing gradually declining occupancies, thinner debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our loss reserves related to our healthcare and long-term care credits.
Although the states and municipalities included within our government-related insured credits have generally been able to withstand stresses to date, the lagging impact on municipal governments from the most recent economic downturn is becoming more evident. We expect the negative trend in this sector to continue into 2012 due to the protracted economic downturn and slow economic recovery, the end of federal stimulus revenues and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate as discussed below). This negative trend is expected to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. As a result, we may continue to experience further credit deterioration and municipal defaults in our government-related insured credits.
We have seen some credit deterioration in our insured portfolio of other tax supported bond transactions, in particular those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. We may experience further credit deterioration in these transactions, which would increase the likelihood of ultimately being required to make claim payments with respect to these bonds, especially those from special districts. After giving effect to the Assured Transaction, our net par exposure to this portfolio is approximately $2.4 billion.

•
Structured Finance. The credit performance of our structured finance portfolio continued to improve during 2011. The percentage of internally rated AAA credits in our structured finance portfolio increased to 79.5% at December 31, 2011, from 75.8% at December 31, 2010. In addition, the percentage of BIG exposure declined to 7.1% of our total structured finance portfolio as of December 31, 2011, compared to 7.7% as of December 31, 2010, primarily due to an upgrade in the ratings of five CDOs. We have seen stabilization and improved performance across many of the transactions in our directly insured TruPs CDO portfolio. Banks within these insured transactions continue to show improved performance, while insurance companies in these transactions remain generally stable. As a result of this trend, we have upgraded 15 of our 19 transactions during 2011, including three transactions from BIG to investment grade. Our weighted average internal rating for our directly insured TruPs CDO bonds improved to BB as of December 31, 2011, from B+ as of December 31, 2010, reflecting the improvement in observed TruPs CDO performance and our updated internal views of the banking sector and future TruPs performance. See "Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information" below for additional information regarding changes in the credit performance of our insured TruPs CDO portfolio.

Our insured CDOs of commercial mortgage-backed securities ("CMBS") transactions experienced mixed performance in 2011. While delinquency levels in the collateral supporting our CDOs of CMBS were lower as of December 31, 2011 compared to December 31, 2010, for two of these transactions, loss severities have risen within many of the CMBS backing these CDOs. In 2011, we also have seen interest shortfalls across a small number of the CMBS tranches that back our CDOs as a result of reductions in the appraised value of properties that allowed servicers to stop making advances for interest. Although none of these interest shortfalls was large enough in 2011 to reach the tranche we insure in any of these transactions, the risk of losses has risen during 2011. Notwithstanding these developments, our internal ratings for our CMBS transactions (two are internally rated AAA, one AA and one BBB) remained unchanged during 2011.
The performance of our $450.6 million insured CDO of asset-backed securities ("ABS") also deteriorated further during 2011. See “Financial Guaranty Exposure Information” below for additional information regarding this transaction.

Results of Operations
Our results for 2011 were positively impacted by the change in fair value of derivative and other financial instruments, which occurred primarily due to the widening of Radian Group's CDS spreads. This widening, in turn, resulted in a corresponding decline in the fair value liability of our insured obligations, primarily non-corporate CDOs and TruPs CDOs. Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our ultimate net credit loss payments with respect to these obligations.
Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) that we expect to pay in claims with respect to our insured credit derivatives and net variable interest entity ("VIE") liabilities. The estimated fair value of these obligations is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance, as well as the expected impact of our loss mitigation activities, including commutations. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. However, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of additional gains or losses.

The following table summarizes the fair value amounts reflected on our consolidated balance sheet at December 31, 2011, related to these instruments and the present value of our estimated credit loss payments on these instruments. Because the present value of estimated credit loss payments currently exceeds the net fair value liability, we expect to incur additional losses related to these instruments in the future.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Trading securities	$—	$94.5	$94.5
Derivative assets	1.6	15.4	17.0
Other assets	—	105.9	105.9
Total assets	1.6	215.8	217.4
Derivative liabilities	—	126.0	126.0
VIE debt-at fair value	9.4	218.8	228.2
Accounts payable and accrued expenses	—	0.5	0.5
Total liabilities	9.4	345.3	354.7
Total fair value net liabilities	$7.8	$129.5	$137.3
Present value of estimated credit loss payments (1)	$18.6	$146.9	$165.5
___________________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses, calculated using a discount rate of approximately 2.5%, which represents our current investment yield.

Results of Operations—Consolidated
The following table summarizes our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			% Change
($ in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net income (loss)	$302.2	$(1,805.9)	$(147.9)	n/m	n/m
Net premiums written-insurance	707.2	691.9	443.8	2.2%	55.9%
Net premiums earned-insurance	756.0	825.7	825.9	(8.4)	—
Net investment income	163.5	178.8	214.2	(8.6)	(16.5)
Net gains on investments	202.2	139.9	257.1	44.5	(45.6)
Net impairment losses recognized in earnings	(1.2)	(0.1)	(9.3)	n/m	(98.9)
Change in fair value of derivative instruments	628.4	(558.7)	100.0	n/m	n/m
Net gains (losses) on other financial instruments	193.3	(211.7)	(88.6)	n/m	n/m
Gain on sale of affiliate	—	34.8	—	n/m	n/m
Other income	5.6	8.7	14.0	(35.6)	(37.9)
Provision for losses	1,296.5	1,739.2	1,337.6	(25.5)	30.0
Change in reserve for premium deficiency	(7.1)	(14.6)	(61.5)	(51.4)	(76.3)
Policy acquisition costs	52.8	53.5	63.0	(1.3)	(15.1)
Other operating expenses	175.8	191.9	203.8	(8.4)	(5.8)
Interest expense	61.4	41.8	46.0	46.9	(9.1)
Equity in net income of affiliates	0.1	14.7	33.2	(99.3)	(55.7)
Income tax provision (benefit)	66.4	226.2	(94.4)	(70.6)	n/m
________________________
n/m – not meaningful

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net Income (Loss). Our results for 2011 reflect significant unrealized gains in the change in fair value of derivative instruments and net gains on other financial instruments, compared to significant losses on such items in 2010. While the provision for losses remained elevated for 2011, it decreased compared to 2010, which positively impacted the 2011 results. We established a valuation allowance against our deferred tax assets ("DTA") in the fourth quarter of 2010, and as a result, our income tax expense was much less in 2011 compared to 2010.
Net Premiums Written and Earned.  Net premiums written in 2011 increased slightly from 2010, due to an increase in premiums written in the mortgage insurance segment. For 2011, net premiums earned decreased in both our mortgage insurance and financial guaranty segments compared to 2010. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010—Net Premiums Written and Earned” and “Results of Operations—Financial Guaranty—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010—Net Premiums Earned” below for further information.
Net Investment Income. The decrease in net investment income during 2011, compared to 2010, was primarily due to a decline in our total investment balance due to negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our allocation to short-term and short duration investments remains high in anticipation of near-term claim payments in our mortgage insurance segment, and this allocation, combined with certain sales and subsequent reinvestment of longer duration securities in a low interest rate environment, resulted in a lower yield profile for the portfolio.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Net unrealized gains related to change in fair value of trading securities	$126.4	$16.4	$56.4
Net realized gains on sales	75.8	123.5	200.7
Net gains on investments	$202.2	$139.9	$257.1
During the second quarter of 2011, we sold all of our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement ("MSA") among certain domestic tobacco manufacturers and 46 states and certain territories (the "Tobacco Bonds"), realizing a loss on the sale of $53.7 million. These losses were more than offset by gains on sales of other securities in our trading portfolio for 2011, as we took advantage of favorable market conditions allowing us to monetize the gains embedded in the investment portfolio through open market sales of securities. The proceeds from the asset sales were used for liquidity planning purposes or re-invested in similar assets. Realized gains from these sales were also additive to the respective statutory capital positions of our subsidiaries that held the investments. In 2010, a majority of our realized gains on investments occurred as a result of sales from our trading portfolio, in connection with the strategic repositioning of our investment portfolio from tax-advantaged securities to securities that provide taxable investment income.
Change in Fair Value of Derivative Instruments.  The components of the gains (losses) included in change in fair value of derivative instruments for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
Statements of Operations (In millions)	2011	2010	2009
Net premiums earned—derivatives	$41.7	$47.1	$55.7
Financial Guaranty credit derivative liabilities	598.0	(583.2)	118.0
Financial Guaranty VIE derivative liabilities	(10.7)	(14.5)	—
NIMS	(1.6)	(0.9)	(6.2)
Mortgage insurance domestic and international CDSs	—	—	(4.8)
Put options on Money Market Committed Preferred Custodial Trust Securities (“CPS”)	—	(6.1)	(56.2)
Other	1.0	(1.1)	(6.5)
Change in fair value of derivative instruments	$628.4	$(558.7)	$100.0

See “Results of Operations—Financial Guaranty—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010—Change in Fair Value of Derivative Instruments” below for further information.
As a result of the consolidation in 2010 of certain VIEs in which we are the primary beneficiary, amounts that had previously been reported in change in fair value of derivative instruments are currently reported as change in fair value of VIE debt, which is included in net gains (losses) on other financial instruments.
The unrealized gains experienced during 2011 are primarily due to the significant widening of our CDS spread, which widened by 2,267 basis points during the year, compared to spread tightening of 1,065 basis points in 2010. The unrealized losses experienced during 2010 were primarily due to the significant tightening of our CDS spread. The five-year CDS spread is presented below as an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific fair value liabilities is typically based on the remaining term of the instrument.

(In basis points)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Radian Group's five-year CDS spread	2,732	465	1,530	2,466

The following tables quantify the impact of our non-performance risk on our derivative assets, derivative liabilities, as well as net VIE liabilities (in aggregate by type, excluding assumed financial guaranty derivatives) presented in our consolidated balance sheets.

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related	1,520.2	1,405.3	114.9
NIMS-related	17.4	9.6	7.8
Total	$2,000.7	$1,872.9	$127.8

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Product
Corporate CDOs	$387.1	$281.5	$105.6
Non-Corporate CDO-related	1,696.2	934.1	762.1
NIMS-related	134.1	4.8	129.3
Total	$2,217.4	$1,220.4	$997.0
Net Gains (Losses) on Other Financial Instruments.  The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Net gains (losses) related to NIMS VIE debt	$3.7	$(39.8)	$(100.0)
Gains (losses) related to change in fair value of Financial Guaranty VIE debt	134.0	(161.8)	—
Gains related to other Financial Guaranty VIE assets	21.4	18.3	—
Gain on the repurchase of long-term debt	—	2.5	12.0
Loss related to CPS VIE	—	(30.9)	—
Foreign currency gain related to the liquidation of a foreign subsidiary	39.6	—	—
Other	(5.4)	—	(0.6)
Net gains (losses) on other financial instruments	$193.3	$(211.7)	$(88.6)

The results for 2011 and 2010 were mainly impacted by gains and losses on financial guaranty VIE debt. The widening of Radian Group's five-year CDS spread was the dominant driver of the gains in 2011, as discussed above. Radian's spread tightened during 2010, resulting in losses reported during that time period. Also impacting the results for 2011 were foreign currency translation gains resulting from the liquidation of a foreign subsidiary, which occurred during the second quarter of 2011. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010—Net Gains (Losses) on Other Financial Instruments” and “Results of Operations—Financial Guaranty—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010—Net Gains (Losses) on Other Financial Instruments” below for further information.
Gain on Sale of Affiliate.  The gain on sale of affiliate for 2010 resulted from the sale of our remaining equity interest in Sherman on May 3, 2010.
Provision for Losses.  The provision for losses decreased during 2011 compared to 2010, primarily due to decreases in both our mortgage insurance and financial guaranty provision for losses. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010—Provision for Losses” and “Results of Operations—Financial Guaranty—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010—Provision for Losses” below for further information.
Other Operating Expenses. The decrease in other operating expenses in 2011 compared to 2010 reflects: (i) a $13 million decrease in stock-based compensation expense; (ii) a $3 million decrease in director's fees that are correlated to changes in our stock price; (iii) a $2 million decrease in salaries; and (iv) a $4 million decrease in consulting, legal and audit fees. These decreases were partially offset by a $5 million increase in mortgage insurance sales commissions due to increased NIW and the increased expenses related to the write-off of certain software and technology projects. In October 2011, we completed an expense initiative aimed at aligning our support services to the current reduced mortgage market. This re-alignment included a workforce reduction of approximately 9.8% of our corporate and mortgage insurance staff.
Interest Expense.  These amounts reflect interest on our long-term debt. In November 2010, we issued $450 million of convertible senior notes due November 2017 at a significant discount, which increased our interest expense in 2011 compared to 2010. This significant increase was slightly offset by the repayment of the remaining balance of $160 million on our 7.75% debentures upon its maturity in June 2011. See Note 13 of Notes to Consolidated Financial Statements.
Equity in Net Income of Affiliates.  The results for 2010 represent our equity in the net income related to our 28.7% equity interest in Sherman, which we sold in the second quarter of 2010.
Income Tax Provision.  The income tax provision for 2011 was impacted by remeasurement of our uncertain income tax positions and a change in the valuation allowance against our DTA due to results from continuing operations. The income tax provision for 2010 was mainly impacted by the recording of a significant valuation allowance against our DTA, tax-exempt interest income, state and foreign taxes and the tax effect relating to uncertain income tax positions.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net Loss.  The increase in our net loss for 2010, compared to 2009, mainly resulted from the establishment of a valuation allowance against our DTA, an increase in the provision for losses, unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments.
Net Premiums Written and Earned.  Net premiums written in 2010 increased from 2009, while net premiums earned decreased slightly compared to 2009. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Net Premiums Written and Earned” and “Results of Operations—Financial Guaranty—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Net Premiums Earned” below for further information.
Net Investment Income.  The decrease in net investment income during 2010, compared to 2009, was primarily due to lower yields in our investment portfolio as a result of a continued reallocation of the investment portfolio to shorter-term investments in anticipation of increasing claim payments in our mortgage insurance segment. In addition, assets were also reallocated from longer duration, higher yielding tax-exempt municipal securities to taxable securities of intermediate duration with lower interest rates.

Net Gains on Investments. The net gains on investments were positively impacted in 2010 by net realized gains on investment sales from our trading portfolio, in connection with the strategic repositioning of our investment portfolio discussed above.
Change in Fair Value of Derivative Instruments.  The unrealized losses experienced during 2010 were primarily due to the significant tightening of our CDS spread, which tightened by 1,065 basis points. In addition, as a result of the consolidation in 2010 of certain VIEs in which we were the primary beneficiary, amounts that had previously been reported in change in fair value of derivative instruments were reported as change in fair value of VIE debt, which is included in net (losses) gains on other financial instruments.

Net (Losses) Gains on Other Financial Instruments.  The results for 2010 were driven by losses on financial guaranty VIE debt. As a result of the adoption in 2010 of the accounting standard update regarding improvements to financial reporting by enterprises involved with VIEs, we identified and consolidated additional VIEs with the related fair value gains (losses) recorded in this line item. Also negatively impacting the results for 2010 were losses related to NIMS VIE debt, primarily caused by a tightening in Radian Group's CDS spread during the year, which had the effect of increasing the fair value liabilities of our VIEs. Our CDS spreads also tightened during 2009.
Net Impairment Losses Recognized in Earnings. Net impairment losses for 2010 compared to 2009 included a lesser amount of impairments on fixed-maturity investments available for sale and equity securities available for sale.
Gain on Sale of Affiliate.  The gain on sale of affiliate for 2010 resulted from the sale of our remaining equity interest in Sherman on May 3, 2010.
Other Income.  The decrease in other income for 2010 compared to 2009 was due to a decline in contract underwriting income, resulting from the overall decline in mortgage origination volume.
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
Change in Reserve for Premium Deficiency. For 2010, the reserve for second-lien premium deficiency was impacted by the transfer of premium deficiency reserves to loss reserves and by updates to assumptions underlying our loss estimates. In 2009, we recorded a decrease in the reserve for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves and changes in estimates due to the settlement of certain second-lien transactions at less than our estimates of reserves.
Policy Acquisition Costs.  Policy acquisition costs decreased during 2010 as compared to 2009, due to a decrease in our financial guaranty segment, which was partially offset by an increase in our mortgage insurance segment. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Policy Acquisition Costs” and “Results of Operations—Financial Guaranty—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009—Policy Acquisition Costs” below for further information.
Other Operating Expenses. The decrease in other operating expenses in 2010 compared to 2009 was the result of (i) a $12 million decrease in severance, (ii) a $7 million decrease in salaries and (iii) a $3 million decrease in rent expense. These decreases were partially offset by a $5 million increase in cash and stock-based compensation and a $2 million increase in mortgage insurance sales commissions.
Interest Expense.  These amounts reflected interest on our long-term debt and, in 2009, interest on our revolving credit facility. In November 2010, we issued $450 million of convertible senior notes due November 2017, which increased our interest expense. In January 2010 and August 2009, we repurchased approximately $31.9 million and $57.7 million, respectively, of outstanding principal amount of our 7.75% debentures due June 2011. On August 6, 2009, we terminated our revolving credit facility and paid down the remaining balance of $100 million. These transactions reduced interest expense in 2010 and 2009.
Equity in Net Income of Affiliates.  Before the sale of our remaining equity interest in Sherman on May 3, 2010, this represented our share of Sherman's earnings in 2010 and 2009.

Income Tax Provision (Benefit).  We had an income tax provision of $226.2 million for 2010, compared to an income tax benefit of $94.4 million for 2009. The income tax provision for 2010 was primarily impacted by the recording of a valuation allowance against our DTA, tax-exempt interest income, the tax impact relating to our foreign subsidiary operations and the impact of our accounting for uncertain income tax positions.

Results of Operations—Mortgage Insurance

The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			% Change
($ in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net loss	$(643.9)	$(1,143.2)	$(337.8)	(43.7)%	n/m
Net premiums written-insurance	717.3	699.9	630.1	2.5	11.1%
Net premiums earned-insurance	680.9	739.6	724.4	(7.9)	2.1
Net investment income	93.7	104.0	129.9	(9.9)	(19.9)
Net gains on investments	126.2	84.0	161.6	50.2	(48.0)
Net impairment losses recognized in earnings	(1.2)	(0.1)	(9.2)	n/m	(98.9)
Change in fair value of derivative instruments	(0.6)	32.4	(14.4)	n/m	n/m
Net gains (losses) on other financial instruments	3.9	(48.1)	(96.0)	n/m	(49.9)
Other income	5.4	7.2	12.3	(25.0)	(41.5)
Provision for losses	1,293.9	1,730.8	1,300.8	(25.2)	33.1
Change in reserve for premium deficiency	(7.1)	(14.6)	(61.5)	(51.4)	(76.3)
Policy acquisition costs	36.1	36.1	27.6	—	30.8
Other operating expenses	132.2	141.2	140.5	(6.4)	0.5
Interest expense	13.9	11.7	15.4	18.8	(24.0)
Income tax provision (benefit)	83.2	157.1	(176.4)	(47.0)	n/m
________________________
n/m – not meaningful
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net Loss. The results for 2011 compared to 2010 primarily reflect a decrease in the provision for losses, a decrease in net premiums earned, and a decrease in income tax expense resulting from the establishment of a valuation allowance in 2010. The results for 2011 also include increased gains on investments compared to 2010.
Net Premiums Written and Earned.  Net premiums written increased in 2011 compared to 2010, primarily due to a decrease in ceded premiums resulting from the run-off and termination of captive reinsurance arrangements and an increase in premiums written on single premium policies. Net premiums earned decreased in 2011 compared to 2010, due to a decrease in our insurance in force and an increase in the impact from rescission refunds in 2011 compared to 2010. This decrease in premiums earned was partially offset by a decrease in ceded premiums resulting from the termination of captive reinsurance arrangements.

The following table provides additional information related to mortgage insurance premiums written and earned for the years indicated:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Premiums written
Primary and pool insurance	$715,125	$698,078	$650,060
Second-lien	2,314	1,535	(41)	(1)
International	(175)	296	(19,943)	(1)
Total premiums written-insurance	$717,264	$699,909	$630,076
Premiums earned
Primary and pool insurance	$673,869	$727,484	$703,076
Second-lien	2,314	2,501	5,621
International	4,712	9,646	15,726
Total premiums earned-insurance	$680,895	$739,631	$724,423
 __________________

(1)	Reflects the termination of certain second-lien insurance and international reinsurance transactions.

Net Investment Income.  Our mortgage insurance net investment income decreased in 2011 compared to 2010, primarily due to our total investment portfolio balance declining in 2011 due to negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our allocation to short-term and short duration investments remains high in anticipation of near-term claim payments in our mortgage insurance segment, and this allocation, combined with certain sales and subsequent reinvestment of longer duration securities in a low interest rate environment, resulted in a lower yield profile for the portfolio. All periods include an allocation to the mortgage insurance segment of net investment income from Radian Group based on allocated capital, which was lower in 2011 compared to 2010.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Net unrealized gains (losses) related to change in fair value of trading securities	$67.8	$(1.5)	$56.8
Net realized gains on sales	58.4	85.5	104.8
Net gains on investments	$126.2	$84.0	$161.6
During the second quarter of 2011, we sold our portfolio of Tobacco Bonds, as discussed above, and as a result recognized $21.7 million in realized losses in our mortgage insurance segment in connection with that sale. These losses were more than offset by gains on sales of other securities in our trading portfolio in 2011. The results for 2010 were positively impacted by net realized gains on investments in conjunction with the reallocation of our investment portfolio from tax advantaged securities to securities that provide taxable investment income.
Change in Fair Value of Derivative Instruments. The components of the (losses) gains included in change in fair value of derivative instruments for our mortgage insurance segment for the years indicated are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Net premiums earned–derivatives	$—	$0.7	$2.3
NIMS	(1.6)	(0.9)	(6.2)
Mortgage insurance domestic and international CDS	—	—	(4.8)
Put Options on CPS	—	33.7	—
Other	1.0	(1.1)	(5.7)
Change in fair value of derivative instruments	$(0.6)	$32.4	$(14.4)

Starting in the third quarter of 2010, we began allocating a portion of the change in fair value on the derivatives held in CPS trusts consolidated by Radian Group to the mortgage insurance segment. Additionally, Radian had purchased substantially all the CPS as of December 31, 2010, thereby eliminating related VIE debt and any related market adjustment in 2011.
Net Gains (Losses) on Other Financial Instruments.  The components of the gains (losses) on other financial instruments for the years indicated are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Net gains (losses) related to NIMS VIE debt	3.7	(39.8)	(100.0)
Gain on the repurchase of long-term debt	—	0.5	4.0
Loss related to CPS VIE	—	(8.8)	—
Other	0.2	—	—
Net gains (losses) on other financial instruments	$3.9	$(48.1)	$(96.0)
The net gains for 2011 reflect the impact of the widening of Radian Group's CDS spread, which widened by 2,267 basis points during the year, on the NIMS bonds still held by us. The net losses for 2010 also were impacted by the movement of Radian Group's five-year CDS spread, which tightened by 1,065 basis points during 2010. Our risk in force related to NIMS has declined from $136 million at December 31, 2010, to $19 million at December 31, 2011 as a result of payments made by us as NIMS bonds have matured. In addition, starting in the third quarter of 2010, we began allocating a portion of the change in fair value related to CPS VIE to the mortgage insurance segment.
Provision for Losses. The following table details the financial impact of the significant components of our mortgage insurance provision for losses for the periods indicated:

	Year Ended December 31,
(In millions)	2011 (1)	2010 (1)	2009 (1)
New defaults	$854.5	$940.3	$1,605.7
Existing defaults (2)	434.4	847.3	(97.7)
Second-lien, Loss Adjustment Expense ("LAE ") and Other (3)	5.0	(56.8)	(207.2)
Provision for losses	$1,293.9	$1,730.8	$1,300.8
_____________________

(1)
For 2011, 2010 and 2009, the financial impact for each component has been recalculated on a year-to-date basis, such that the sum of the individual quarterly impacts within each respective year will not equal the recalculated impacts. For example, the impact from a loan that defaults in one quarter that then cures in the next quarter of the same year is not reflected within the year-to-date provision for losses, as the net impact is zero for the year-to-date period.

(2)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in a default status (including pending claims) as of both the beginning and end of each period indicated, (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but were either a cure, a prepayment, a paid claim or a rescission or denial during the period indicated and (c) the impact to our IBNR reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims.

(3)	Includes the effect of reinsurance recoveries from captive and Smart Home transactions, second-lien activity, LAE and other miscellaneous loss-related activity.

Our mortgage insurance provision for losses for 2011 improved relative to 2010. This decrease was driven primarily by a decline in new default notices and a relative improvement in the composition of the delinquent loan inventory (including changes associated with the aging of delinquent loans and loans moving into pending claim status), which more than offset the decrease in cures. Our aggregate weighted average estimated default to claim rate was approximately 43% at December 31, 2011, compared to 40% at December 31, 2010 and 36% at December 31, 2009. In addition, existing defaults in 2010 were negatively affected by increases in our severity assumptions, due mainly to an increase in estimated severity on pool insurance defaults.

Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Recent trends in insurance rescissions and claim denial activity reflect lenders challenging a greater number of rescissions and denials, and the overall challenges have been more effective (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment). Reinstatements of policies and resubmissions of claims that had been rescinded or denied as of the prior year-end totaled $114.5 million in 2011, compared to $43.7 million in 2010. As a result of these trends, we expect that a larger portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have considered this expectation in developing our IBNR reserve estimate. This estimate, which primarily consists of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $170.6 million and $39.5 million at December 31, 2011 and December 31, 2010, respectively.
The following table illustrates the impact to our loss reserve estimates due to estimated insurance rescissions and claim denials as of the dates indicated:

(In millions)	December 31, 2011	December 31, 2010	December 31, 2009
Decrease to our loss reserve due to estimated rescissions and denials	$631	$922	$1,155
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied for the periods indicated:

	Year Ended December 31
(In millions)	2011	2010	2009
Rescissions—first loss position	$360.0	$339.2	$330.7
Denials—first loss position	133.9	200.2	67.4
Total first loss position (1)	493.9	539.4	398.1
Rescissions—second loss position	114.2	199.1	372.9
Denials—second loss position	37.0	61.5	54.6
Total second loss position (2)	151.2	260.6	427.5
Total first-lien claims submitted for payment that were rescinded or denied (3)	$645.1	$800.0	$825.6
__________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These rescissions or denials may or may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

(3)	Includes a small amount of submitted claims that were subsequently withdrawn by the insured.

Rescission and denial rates in 2011 have been affected by an increase in the number of claims received that we are reviewing for potential violations of our insurance policies. The following table shows the cumulative denial and rescission rates, net of reinstatements, as of December 31, 2011, on our total first-lien portfolio for each quarter in which the claims were received for the periods indicated:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2009	23.8%	100%
Q2 2009	25.6%	100%
Q3 2009	22.7%	100%
Q4 2009	20.8%	100%
Q1 2010	18.9%	99%
Q2 2010	18.3%	99%
Q3 2010	16.6%	98%
Q4 2010	18.2%	97%
Q1 2011	21.4%	92%
Q2 2011	22.6%	79%
__________________

(1)
Rescission/Denial rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of December 31, 2011) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. These rates also will remain subject to change based on reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated. For the third and fourth quarters of 2011, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful and are therefore not presented.

Change in Reserve for Premium Deficiency.  For 2011 and 2010, the provision for second-lien premium deficiency was impacted by the transfer of incurred losses to second-lien loss reserves and by updates to our underlying assumptions. This had the effect of reducing our second-lien premium deficiency reserve. See “Critical Accounting Policies—Reserve for Premium Deficiency” below for a description of our reserving process.
Other Operating Expenses.  Other operating expenses decreased in 2011 as compared to 2010, due to a reduction in salaries as well as stock-based compensation expenses that are correlated to changes in our stock price. These were partially offset by increases in sales commissions due to our increased NIW and increased expenses related to the write-off of certain software and technology projects in 2011. In October 2011, we completed an expense initiative aimed at aligning our support services to the current reduced mortgage market. This re-alignment included a workforce reduction of approximately 9.8% of our corporate and mortgage insurance staff. Contract underwriting expenses for 2011, including the impact of reserves for contract underwriting remedies, were $16.1 million compared to $6.1 million for 2010, primarily due to an increase in estimated remedy expenses for loans previously written via contract underwriting. During 2011, loans underwritten via contract underwriting for flow business accounted for 8.8% of applications, 8.2% of commitments for insurance and 8.7% of insurance certificates issued, compared to 17.9%, 16.5% and 13.9%, respectively, for 2010.
Interest Expense. Interest expense includes an allocation to the mortgage insurance segment of interest on our long-term debt based on allocated capital. Our consolidated interest expense significantly increased during 2011 as a result of the issuance of $450 million of convertible notes at a large discount in November 2010. This increase more than offset the decrease in the allocation percentage to the mortgage insurance segment in 2011, which is based on relative equity for this segment calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Income Tax Provision.  The income tax provision for 2011 was impacted by remeasurement of our uncertain income tax positions and a change in the valuation allowance against our DTA due to results from continuing operations. The income tax expense for 2010 was primarily impacted by our establishment of a significant valuation allowance in the fourth quarter. The 2010 tax provision was also impacted by tax-exempt interest income, state and foreign taxes, and tax expense relating to uncertain income tax positions.

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
Net Investment Income.  The decrease in net investment income during 2010, compared to 2009, was due to lower yields in our investment portfolio, as a result of a continued reallocation of our investment portfolio to shorter term investments in anticipation of future claim payments. In addition, assets were also reallocated from longer duration, higher yielding tax-exempt municipal securities to taxable securities of intermediate duration with lower interest rates.
Net Gains on Investments. The net gains on investments were positively impacted in 2010 by net realized gains on investments as we continued to reallocate our investment portfolio.
Change in Fair Value of Derivative Instruments. The change in fair value of derivative instruments for 2010 included an allocation of unrealized gains related to derivatives held on CPS trusts that were consolidated by Radian Group. The change in fair value of derivative instruments for 2009 included a loss related to the termination of all of our remaining domestic CDS transactions in our mortgage insurance business.
Net Gains (Losses) on Other Financial Instruments.  The gains (losses) on other financial instruments for both 2010 and 2009 were negatively impacted by losses related to NIMS VIE debt, primarily caused by a tightening in Radian Group's CDS spread, which had the effect of reducing the impact of our non-performance risk adjustment included within the fair value estimate of our NIMS VIE debt. Additionally, Radian Group purchased CPS securities, which resulted in an allocation of losses associated with these investments and related VIE debt.
Net Impairment Losses Recognized in Earnings.  Net impairment losses for 2010, compared to 2009, included a lesser amount of impairments on fixed-maturity investments available for sale and equity securities available for sale.

Other Income.  The decrease in other income for 2010 as compared to 2009 is due to a decline in contract underwriting income resulting from the overall decline in mortgage origination volume.
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

Change in Reserve for Premium Deficiency.  For 2010, the reserve for second-lien premium deficiency was impacted by the transfer of premium deficiency reserves to loss reserves and by updates to assumptions underlying our loss estimates. In 2009, we recorded a decrease in the reserve for second-lien premium deficiency due to the transfer of premium deficiency reserves to loss reserves and changes in estimates due to the settlement of certain second-lien transactions at less than our estimates of reserves.
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
Interest Expense. Interest expense for 2010 and 2009 included an allocation to the mortgage insurance segment of interest on our long-term debt based on allocated capital. For 2010, this allocation had decreased for our mortgage insurance segment relative to our financial guaranty segment.
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

	Year Ended December 31,
($ in millions)	2011		2010		2009
Primary new insurance written
Prime	$15,499	99.9%	$11,553	100.0%	$16,942	99.8%
Alternative-A ("Alt-A")	2	—	—	—	11	0.1
A minus and below	9	0.1	5	—	16	0.1
Total Primary	$15,510	100.0%	$11,558	100.0%	$16,969	100.0%

	Year Ended December 31,
($ in millions)	2011		2010		2009
Total primary new insurance written by FICO (a) Score
>=740	$12,142	78.3%	$9,294	80.4%	$12,293	72.5%
680-739	3,192	20.6	2,261	19.6	4,403	25.9
620-679	175	1.1	3	—	272	1.6
<=619	1	—	—	—	1	—
Total Primary	$15,510	100.0%	$11,558	100.0%	$16,969	100.0%
 __________________

(a)	FICO credit scoring model.

	Year Ended December 31,
($ in millions)	2011	2010	2009
Percentage of primary new insurance written
Refinances	39%	42%	41%
LTV (b)
95.01% and above	1.9%	0.4%	0.1%
90.01% to 95.00%	36.3%	29.5%	29.3%
Adjustable rate mortgages (“ARMs”)
Less than five years	0.1%	0.1%	0.1%
Five years and longer	4.8%	5.3%	1.6%
Primary risk written	$3,694	$2,663	$3,663
__________________

(b)	LTV ratio: The ratio of the original loan amount to the original value of the property.

	December 31,
($ in millions)	2011		2010		2009
Primary insurance in force
Flow	$113,438	89.9%	$115,532	89.2%	$121,596	84.3%
Structured	12,747	10.1	14,034	10.8	22,672	15.7
Total Primary	$126,185	100.0%	$129,566	100.0%	$144,268	100.0%
Prime	$106,407	84.3%	$106,466	82.2%	$111,398	77.2%
Alt-A	12,344	9.8	14,542	11.2	22,941	15.9
A minus and below	7,434	5.9	8,558	6.6	9,929	6.9
Total Primary	$126,185	100.0%	$129,566	100.0%	$144,268	100.0%

	December 31,
($ in millions)	2011		2010		2009
Modified pool insurance in force (1)
Prime	$920	31.2%	$671	22.1%	$1,508	16.0%
Alt-A	1,890	64.0	2,216	73.2	7,649	81.2
A minus and below	143	4.8	143	4.7	258	2.8
Total modified pool	$2,953	100.0%	$3,030	100.0%	$9,415	100.0%
Primary risk in force
Flow
Prime	$24,401	87.3%	$24,213	85.3%	$25,036	83.5%
Alt-A	2,200	7.9	2,618	9.2	3,121	10.4
A minus and below	1,336	4.8	1,566	5.5	1,814	6.1
Total Flow	$27,937	100.0%	$28,397	100.0%	$29,971	100.0%
Structured
Prime	$1,610	58.4%	$1,788	58.4%	$2,059	54.3%
Alt-A	625	22.7	702	22.9	1,083	28.5
A minus and below	520	18.9	574	18.7	652	17.2
Total Structured	$2,755	100.0%	$3,064	100.0%	$3,794	100.0%
Total
Prime	$26,011	84.8%	$26,001	82.6%	$27,095	80.2%
Alt-A	2,825	9.2	3,320	10.6	4,204	12.5
A minus and below	1,856	6.0	2,140	6.8	2,466	7.3
Total Primary	$30,692	100.0%	$31,461	100.0%	$33,765	100.0%
Modified pool risk in force (1)
Prime	$80	29.6%	$74	25.6%	$104	17.8%
Alt-A	172	63.7	197	68.2	456	78.2
A minus and below	18	6.7	18	6.2	23	4.0
Total modified pool	$270	100.0%	$289	100.0%	$583	100.0%
__________________

(1)	Included in primary insurance amounts.

	December 31,
($ in millions)	2011		2010		2009
Total primary risk in force by FICO score
Flow
>=740	$12,242	43.8%	$11,039	38.9%	$10,526	35.1%
680-739	9,205	33.0	9,849	34.7	10,790	36.0
620-679	5,503	19.7	6,359	22.4	7,329	24.5
<=619	987	3.5	1,150	4.0	1,326	4.4
Total Flow	$27,937	100.0%	$28,397	100.0%	$29,971	100.0%
Structured
>=740	$732	26.6%	$825	26.9%	$1,036	27.3%
680-739	802	29.1	892	29.1	1,168	30.8
620-679	738	26.8	815	26.6	990	26.1
<=619	483	17.5	532	17.4	600	15.8
Total Structured	$2,755	100.0%	$3,064	100.0%	$3,794	100.0%
Total
>=740	$12,974	42.3%	$11,864	37.7%	$11,562	34.3%
680-739	10,007	32.6	10,741	34.1	11,958	35.4
620-679	6,241	20.3	7,174	22.8	8,319	24.6
<=619	1,470	4.8	1,682	5.4	1,926	5.7
Total Primary	$30,692	100.0%	$31,461	100.0%	$33,765	100.0%
Percentage of primary risk in force
Refinances	32%		31%		31%
LTV
95.01% and above	17%		19%		21%
90.01% to 95.00%	35%		33%		33%
ARMs
Less than five years	5%		6%		8%
Five years and longer	7%		7%		8%

	December 31,
($ in millions)	2011		2010		2009
Total primary risk in force by policy year
2005 and prior	$6,887	22.4%	$8,145	25.9%	$9,709	28.7%
2006	3,172	10.3	3,690	11.7	4,390	13.0
2007	6,960	22.7	8,072	25.7	9,443	28.0
2008	5,206	17.0	5,935	18.9	6,725	19.9
2009	2,656	8.7	3,099	9.8	3,498	10.4
2010	2,244	7.3	2,520	8.0	—	—
2011	3,567	11.6%	—	—	—	—
Total Primary	$30,692	100.0%	$31,461	100.0%	$33,765	100.0%
Total modified pool risk in force by policy year (1)
2005 and prior	$194	71.9%	$186	64.4%	$243	41.7%
2006	31	11.5	41	14.2	98	16.8
2007	39	14.4	55	19.0	235	40.3
2008	6	2.2	7	2.4	7	1.2
Total modified pool	$270	100.0%	$289	100.0%	$583	100.0%
Pool risk in force
Prime	$1,601	77.4%	$1,828	74.5%	$1,918	71.1%
Alt-A	122	5.9	165	6.7	246	9.1
A minus and below	345	16.7	460	18.8	534	19.8
Total Pool	$2,068	100.0%	$2,453	100.0%	$2,698	100.0%
Total pool risk in force by policy year
2005 and prior	$1,852	89.6%	2,038	83.1%	$2,183	80.9%
2006	92	4.4	179	7.3	236	8.7
2007	103	5.0	190	7.7	223	8.3
2008	21	1.0	46	1.9	56	2.1
Total Pool	$2,068	100.0%	$2,453	100.0%	$2,698	100.0%
__________________

(1)	Included in primary insurance amounts.

	December 31,
($ in millions)	2011	2010	2009
Non-traditional risk in force
Second-lien
1stloss	$102	$114	$147
2ndloss	29	79	116
NIMS	19	136	353
International
1stloss-Hong Kong primary mortgage insurance	64	126	257
CDSs	—	—	127
Total non-traditional risk in force	$214	$455	$1,000

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.

	December 31,
	2011	2010	2009
Default Statistics—Primary Insurance:
Flow
Prime
Number of insured loans	569,190	584,213	614,590
Number of loans in default	65,238	71,196	78,130
Percentage of total loans in default	11.46%	12.19%	12.71%
Alt-A
Number of insured loans	44,355	51,765	60,616
Number of loans in default	14,481	17,934	22,177
Percentage of total loans in default	32.65%	34.65%	36.59%
A minus and below
Number of insured loans	40,884	47,044	53,932
Number of loans in default	13,560	16,401	20,911
Percentage of total loans in default	33.17%	34.86%	38.77%
Total Flow
Number of insured loans	654,429	683,022	729,138
Number of loans in default	93,279	105,531	121,218
Percentage of total loans in default	14.25%	15.45%	16.62%
Structured
Prime
Number of insured loans	41,248	42,131	52,629
Number of loans in default	6,308	6,735	7,520
Percentage of total loans in default	15.29%	15.99%	14.29%
Alt-A
Number of insured loans	18,484	20,234	43,615
Number of loans in default	5,563	6,635	15,295
Percentage of total loans in default	30.10%	32.79%	35.07%
A minus and below
Number of insured loans	15,477	16,716	19,287
Number of loans in default	5,711	6,569	7,965
Percentage of total loans in default	36.90%	39.30%	41.30%
Total Structured
Number of insured loans	75,209	79,081	115,531
Number of loans in default	17,582	19,939	30,780
Percentage of total loans in default	23.38%	25.21%	26.64%

	December 31,
	2011	2010	2009
Total Primary Insurance
Prime
Number of insured loans	610,438	626,344	667,219
Number of loans in default	71,546	77,931	85,650
Percentage of total loans in default	11.72%	12.44%	12.84%
Alt-A
Number of insured loans	62,839	71,999	104,231
Number of loans in default	20,044	24,569	37,472
Percentage of total loans in default	31.90%	34.12%	35.95%
A minus and below
Number of insured loans	56,361	63,760	73,219
Number of loans in default	19,271	22,970	28,876
Percentage of loans in default	34.19%	36.03%	39.44%
Total Primary
Number of insured loans	729,638	762,103	844,669
Number of loans in default	110,861	125,470	151,998
Percentage of loans in default	15.19%	16.46%	17.99%
Default Statistics—Pool Insurance:
Number of loans in default	21,685	32,456	36,397

The following table shows the number of modified pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics.

	December 31,
	2011	2010	2009
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	17,468	15,487	42,509
Number of loans in default	3,461	4,009	12,677
Percentage of loans in default	19.81%	25.89%	29.82%
The following table shows a rollforward of our primary loans in default:

	For the Year Ended December 31,
	2011	2010	2009
Beginning default inventory	125,470	151,998	110,553
Plus: New defaults (1)	94,817	115,360	164,003
Less: Cures (1)	77,997	100,166	87,934
Less: Claims paid (2)	24,479	25,765	16,744
Less: Rescissions and denials (3)	6,950	7,203	5,305
Less: Terminations of transactions	—	8,754	12,575
Ending default inventory	110,861	125,470	151,998
__________________

(1)
Amounts reflected are compiled on a monthly basis consistent with reports received from loan servicers. The number of new defaults and cures presented includes the following number of monthly defaults that defaulted and cured within the period indicated:

	For The Year Ended December 31,
	2011	2010	2009
Intra-period new defaults	53,103	67,276	72,768

(2)	Includes those charged to a deductible or captive.

(3)
Net of any previously rescinded policies or denied claims that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim, while any previously denied claims are generally reviewed for possible rescission prior to any claim payment.

The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated. Recent trends in insurance rescissions and claim denial activity reflect both an overall increase in the number of policies rescinded and claims denied, as well as an increase in the number of rescissions and denials that have been reinstated. This increase in reinstatements is partly due to lenders challenging a greater number of rescissions and denials and the overall challenges have been more effective (i.e. producing new or additional information that supports a reinstatement of coverage or a claim payment).

	For The Year Ended December 31,
	2011	2010	2009
Rescinded policies:
Rescinded	(5,779)	(4,854)	(4,306)
Reinstated	927	414	45
Denied claims:
Denied	(5,370)	(3,927)	(1,761)
Reinstated	3,272	1,164	717
Total net rescissions and denials	(6,950)	(7,203)	(5,305)
The following tables show additional information about our primary loans in default as of the dates indicated:

	December 31, 2011
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	$	%
Missed payments:
Three payments or less	21,803	20%	23%	21%	$215,230	8%
Four to eleven payments	30,267	27	50%	45%	676,418	25
Twelve payments or more	58,791	53	67%	54%	1,766,277	67
Total	110,861	100%	54%	45%	2,657,925	100%
IBNR					151,965
LAE and Other					73,320
Total primary reserves					$2,883,210

	December 31, 2010
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	$	%
Missed payments:
Three payments or less	25,153	20%	23%	21%	$231,845	8%
Four to eleven payments	39,827	32	49%	41%	815,897	29
Twelve payments or more	60,490	48	68%	52%	1,783,459	63
Total	125,470	100%	53%	42%	2,831,201	100%
IBNR					33,127
LAE and Other					67,764
Total primary reserves					$2,932,092
_________________

(1)
Represents the weighted average default to claim rate before consideration of estimated rescissions and denials for each category of defaulted loans. Pending claims are included with a 100% default to claim rate.

(2)	Net of estimate of rescissions and denials.

The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves:

	December 31,
	2011	2010	2009
First-lien reserve per default (1)
Primary reserve per default	$26,007	$23,374	$20,474
Pool reserve per default (2)	16,305	17,456	8,132
Total first-lien reserve per default	24,420	22,158	18,089
_________________

(1)	Calculated as total reserves divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at December 31, 2011, 2010 and 2009, would be $25,402, $28,265 and $17,007 respectively.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net claims paid (1):
Prime	$796,940	$691,922	$344,760
Alt-A	257,448	308,113	215,350
A minus and below	164,429	180,078	150,466
Total primary claims paid	1,218,817	1,180,113	710,576
Pool	178,610	147,667	40,858
Second-lien and other	11,331	20,630	66,583
Subtotal	1,408,758	1,348,410	818,017
Impact of first-lien terminations	75,101	223,099	197,692
Impact of captive terminations	(1,166)	(324,365)	(132,941)
Impact of second-lien terminations	16,550	10,834	87,323
Total net claims paid	$1,499,243	$1,257,978	$970,091
Average net claim paid (2):
Prime	$49.6	$44.6	$43.5
Alt-A	60.7	57.5	55.2
A minus and below	40.2	37.6	38.6
Total average net primary claim paid	50.0	46.0	45.2
Pool	76.2	71.7	38.4
Second-lien and other	25.8	35.3	41.2
Total average net claim paid	$51.9	$47.7	$44.5
Average direct primary claim paid (2) (3)	$54.6	$52.5	$47.9
Average total direct claim paid (2) (3)	$56.0	$53.6	$46.8
__________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

(3)	Before reinsurance recoveries.

Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total risk in force was 9.8% at December 31, 2011, compared to 10.2% at December 31, 2010 and 9.2% at December 31, 2009.
California accounted for 15.3% of our mortgage insurance segment’s direct primary new insurance written for the year ended December 31, 2011, compared to 12.8% and 16.9% for the years ended December 31, 2010 and 2009, respectively. At December 31, 2011, California accounted for 11.8% of our mortgage insurance segment’s primary risk in force, compared to 11.4% at December 31, 2010. California also accounted for 10.5% of our mortgage insurance segment’s pool risk in force at December 31, 2011, compared to 10.9% at December 31, 2010.
The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 10.1% of primary new insurance written for 2011 compared to 15.5% for 2010 and 16.1% for 2009.

The following table shows information regarding our reserve for losses and reserve for premium deficiency as of the dates indicated:

	December 31
(In thousands)	2011	2010	2009
Reserves for losses by category:
Prime	$1,748,412	$1,607,741	$1,265,859
Alt-A	612,423	687,960	767,043
A minus and below	370,806	413,137	456,281
Reinsurance recoverable (1)	151,569	223,254	621,644
Total primary reserves	2,883,210	2,932,092	3,110,827
Pool insurance	353,583	566,565	295,996
Total first-lien reserves	3,236,793	3,498,657	3,406,823
Second-lien (2)	11,070	26,161	43,579
Other	37	153	136
Total reserve for losses	$3,247,900	$3,524,971	$3,450,538
Modified pool reserves (included in primary reserves above)	$63,582	$87,218	$239,824
Reserve for premium deficiency on second-liens	$3,644	$10,736	$25,357
__________________

(1)	Represents ceded losses on captive transactions and Smart Home.

(2)	Does not include second-lien premium deficiency reserve.
The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the years indicated:

(In thousands)	2011	2010	2009
Mortgage Insurance
Balance at January 1	$3,524,971	$3,450,538	$2,989,994
Less reinsurance recoverables (1)	223,254	621,644	491,836
Balance at January 1, net of reinsurance recoverables	3,301,717	2,828,894	2,498,158
Add total losses and LAE incurred in respect of default notices reported and unreported	1,293,857	1,730,801	1,300,827
Deduct paid claims and LAE	1,499,243	1,257,978	970,091
Balance at December 31, net of reinsurance recoverables	3,096,331	3,301,717	2,828,894
Add reinsurance recoverables (1)	151,569	223,254	621,644
Balance at December 31	$3,247,900	$3,524,971	$3,450,538
__________________

(1)	Related to ceded losses on captive reinsurance transactions and Smart Home.

	At or For the Year Ended December 31
	2011	2010	2009
First-Lien Captives
Premiums ceded to captives (in thousands)	$28,816	$83,384	$129,808
% of total premiums	4.1%	10.2%	15.4%
NIW subject to captives (in thousands)	$—	$129	$1,655,642
% of primary NIW	—	<1%	9.8%
IIF (1) subject to captives	8.9%	10.6%	29.3%
RIF (2) subject to captives	8.8%	10.4%	31.5%
Persistency (12 months ended) (3)	85.4%	81.8%	82.0%
__________________

(1)	Insurance in force (“IIF”) on captives as a percentage of total insurance in force.

(2)	RIF on captives as a percentage of total risk in force.

(3)	Reflects the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

Results of Operations—Financial Guaranty
The following table summarizes the results of operations for our financial guaranty segment for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			% Change
($ in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net income (loss)	$946.1	$(695.4)	$165.8	n/m	n/m
Net premiums earned-insurance	75.1	86.1	101.5	(12.8)%	(15.2)%
Net investment income	69.8	74.7	84.3	(6.6)	(11.4)
Net gains on investments	76.0	55.9	95.5	36.0	(41.5)
Change in fair value of derivative instruments	629.0	(591.1)	114.4	n/m	n/m
Net gains (losses) on other financial instruments	189.4	(163.6)	7.4	n/m	n/m
Other income	0.2	0.4	1.4	(50.0)	(71.4)
Provision for losses	2.7	8.4	36.7	(67.9)	(77.1)
Policy acquisition costs	16.7	17.4	35.5	(4.0)	(51.0)
Other operating expenses	43.6	50.5	67.2	(13.7)	(24.9)
Interest expense	47.5	30.1	30.6	57.8	(1.6)
Income tax (benefit) provision	(16.8)	51.5	68.6	n/m	(24.9)
__________________
n/m—not meaningful
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net Income (Loss). The results for 2011 reflect significant unrealized gains in the change in fair value of derivative instruments and gains on other financial instruments compared to unrealized losses on both items for 2010. The 2011 results were also impacted by an income tax benefit in 2011, compared to an income tax provision in 2010 as a result of our establishment of a valuation allowance in 2010.
Net Premiums Earned. Net premiums earned continue to decline as a result of the decrease in our net par outstanding, which decreased 12% from December 31, 2010, to December 31, 2011. Net premiums earned were positively impacted in 2011 by a reinsurance commutation that occurred in April 2011, which accelerated certain premiums earned. Net premiums earned were negatively affected by fewer refundings in 2011 compared to 2010.
The following table shows net premiums earned by our financial guaranty segment’s various product lines for the periods indicated:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Net premiums earned:
Public finance direct	$40,797	$54,734	$49,965
Public finance reinsurance	25,942	25,297	44,232
Structured finance direct	2,093	2,498	6,364
Structured finance reinsurance	3,434	3,544	15,714
Trade credit reinsurance	35	46	191
Total premiums earned—insurance	72,301	86,119	116,466
Impact of commutations/recaptures	2,829	(17)	(14,988)
Total net premiums earned-insurance	$75,130	$86,102	$101,478
Refundings included in total net premiums earned	$27,187	$35,782	$40,989

Net Investment Income.  Our financial guaranty net investment income decreased during 2011 compared to 2010, primarily due to the shift from higher yielding securities in our investment portfolio to lower yielding investments, as well as a decline in our total investment balance due to negative cash flows. Both periods include an allocation to the financial guaranty segment of net investment income from Radian Group based on allocated capital.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Net unrealized gains (losses) related to change in fair value of trading securities	$58.6	$17.9	$(0.4)
Net realized gains on sales	17.4	38.0	95.9
Net gains on investments	$76.0	$55.9	$95.5
During the second quarter of 2011, we sold our portfolio of Tobacco Bonds, as discussed above, and recognized $32.0 million in realized losses in our financial guaranty segment in connection with that sale. These losses were more than offset by gains on sales of other securities in our trading portfolio in 2011.
Change in Fair Value of Derivative Instruments.  The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Net premiums earned—derivatives	$41.7	$46.4	$53.4
Financial Guaranty credit derivatives	598.0	(583.2)	118.0
Financial Guaranty VIE derivative liabilities	(10.7)	(14.5)	—
Put options on CPS	—	(39.8)	(56.2)
Other	—	—	(0.8)
Change in fair value of derivative instruments	$629.0	$(591.1)	$114.4
The results for 2011, were impacted by the movement of Radian Group's five-year CDS spread, which widened by 2,267 basis points during the year, compared to spread tightening of 1,065 basis points in 2010. The widening of Radian Group's spread was the dominant driver of the gains in 2011. It increased the benefit of the credit quality adjustment required under the accounting standard for fair value and resulted in a positive impact across the entire derivatives portfolio. The large unrealized fair value loss for 2010 is primarily due to the significant tightening of our CDS spread. During 2010, we also experienced multi-notch downgrades from the rating agencies in one project finance transaction and one CDO of middle market collateralized loan obligation ("CLO") transaction, which resulted in significant widening of the underlying credit risk spread and increased our unrealized losses for these transactions. Slightly offsetting these losses in 2010, were improvements in the underlying credit spreads of our insured Corporate CDOs, CMBS, residential mortgage-backed securities ("RMBS"), and TruPs.

Net Gains (Losses) on Other Financial Instruments.  The components of the gains (losses) on other financial instruments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Gain (loss) related to change in fair value of Financial Guaranty VIE debt	$134.0	$(161.8)	$—
Gain related to other Financial Guaranty VIE assets	21.4	18.3	—
Gain on the repurchase of long-term debt	—	2.0	8.0
Losses related to CPS VIE	—	(22.1)	—
Foreign currency gain related to the liquidation of a foreign subsidiary	39.6	—	—
Other	(5.6)	—	(0.6)
Net gains (losses) on other financial instruments	$189.4	$(163.6)	$7.4
The results for 2011 and 2010 were impacted by the movement of Radian Group's five-year CDS spread. The widening of Radian Group's spread was the dominant driver of the gains in 2011, as discussed above. Also impacting 2011, were foreign currency translation gains resulting from the liquidation of a foreign subsidiary, which occurred during 2011. Additionally, Radian Group had purchased substantially all the CPS as of December 31, 2010 thereby eliminating related VIE debt and any related market adjustment in 2011. The final purchase of CPS was completed in January 2012. During 2010, our CDS spread tightened, and credit spreads on our insured corporate CDOs widened, causing unrealized losses.
Provision for Losses. The provision for losses for 2011 decreased compared to 2010 due to favorable loss developments in our direct public finance and structured finance business, which were partially offset by an increase in the provision for losses in our assumed public finance and structured finance business.
Other Operating Expenses.  The decrease in other operating expenses for 2011 compared to 2010, resulted from a decrease in employee and director compensation associated with our stock-based compensation programs and a decrease in audit and legal fees.
Interest Expense.  The results for 2011 were impacted by an increase in the allocation of interest expense to our financial guaranty segment, which is based on its relative GAAP equity, and also by an increase in interest expense resulting from the issuance of $450 million in convertible debt in 2010 at a significant discount.
Income Tax (Benefit) Provision. The income tax benefit for 2011 was impacted by the liquidation of a foreign subsidiary and a decrease in the valuation allowance against our DTA due to results from continuing operations. The difference between the effective tax rate and the statutory tax rate of 35% for 2010 was mainly related to the recording of a valuation allowance against our DTA, the tax benefit relating to our tax-exempt interest income, and the tax provision relating to our foreign subsidiary operations.

Financial Guaranty General Claims and Reserve for Losses
The following table shows financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Claims Paid:
Financial guaranty	$11,048	$64,032	$134,019	(1)
Trade credit reinsurance	379	1,091	776
Total	$11,427	$65,123	$134,795
__________________

(1)	Includes $53.9 million related to a commutation of $9.8 billion in assumed net par outstanding.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Reserve for Losses:
Financial guaranty	$60,550	$67,446	$121,833
Trade credit reinsurance	2,452	4,318	6,611
Total	$63,002	$71,764	$128,444
Financial Guaranty Exposure Information
The following tables show the distribution of the financial guaranty segment's net par outstanding, by type of exposure, as a percentage of financial guaranty's total net par outstanding and the related net claim (asset) liability and fair value net (asset) liability as of the dates indicated. The amounts for December 31, 2011 are prior to the Assured Transaction.

	December 31, 2011
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$15.8	22.8%	$6.1	$0.3
Healthcare and long-term care	5.4	7.8	17.4	0.7
Water/sewer/electric gas and investor-owned utilities	3.6	5.2	33.9	1.0
Airports/transportation	3.3	4.8	0.4	7.9
Education	2.2	3.2	(13.7)	—
Escrowed transactions (5)	1.4	2.0	—	—
Housing	0.3	0.4	0.4	—
Other municipal (6)	0.9	1.3	(8.0)	0.9
Total public finance (7)	32.9	47.5	36.5	10.8
Structured finance:
CDO	35.1	50.7	1.5	111.9
Asset-backed obligations	0.9	1.3	22.5	7.9
Other structured (8)	0.3	0.5	—	(1.1)
Total structured finance	36.3	52.5	24.0	118.7
Total	$69.2	100.0%	$60.5	$129.5

	December 31, 2010
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$17.5	22.2%	$(0.3)	$0.4
Healthcare and long-term care	6.2	7.9	18.1	(0.6)
Water/sewer/electric gas and investor-owned utilities	4.2	5.3	30.0	2.3
Airports/transportation	3.9	4.9	2.7	45.4
Education	2.6	3.3	(10.4)	0.3
Escrowed transactions (5)	1.9	2.4	—	—
Housing	0.3	0.4	0.3	—
Other municipal (6)	1.1	1.4	(3.5)	0.7
Total public finance (7)	37.7	47.8	36.9	48.5
Structured finance:
CDO	39.6	50.3	1.2	825.9
Asset-backed obligations	1.1	1.4	29.3	20.4
Other structured (8)	0.4	0.5	—	(1.3)
Total structured finance	41.1	52.2	30.5	845.0
Total	$78.8	100.0%	$67.4	$893.5
__________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

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

(4)	Includes $3.0 billion and $3.3 billion at December 31, 2011 and 2010, respectively, of tax supported revenue bonds.

(5)
Legally defeased bond issuances where our financial guaranty policy is not extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bondholders.

(6)
Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(7)
Includes $3.2 billion and $3.8 billion at December 31, 2011 and 2010, respectively, of international public finance insured obligations (which includes sovereign debt), of which $119.0 million and $118.0 million at December 31, 2011 and 2010, respectively, of such obligations were in the five Eurozone countries whose sovereign obligations have been under stress due to economic uncertainty, potential restructuring and ratings downgrades. We had no exposure to Ireland at either December 31, 2011 or 2010.

(8)
Represents other types of structured finance obligations, including diversified payment rights ("DPRs"), collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of certain financial guaranty transactions for which claim payments (including amounts previously paid) are expected to exceed $25 million.

•
We have provided credit protection on the senior-most tranche of a CDO of ABS transaction (the "CDO of ABS") with $450.6 million net par outstanding at December 31, 2011. The underlying collateral consists predominantly of mezzanine tranches of mortgage-backed securities ("MBS”). As of December 31, 2011, $376.6 million (or 89.5%) of the underlying collateral was rated BIG by at least one rating agency, of which $263.5 million (or 62.6%) of the underlying collateral had defaulted. As of December 31, 2011, this transaction was rated D by Standard & Poor's Rating Service ("S&P") and Ca by Moody's Investor Service ("Moody's”). Our own internal rating for this transaction is D.

Due to the structure of the CDO of ABS, we do not expect to pay claims related to shortfalls in principal payments for this transaction until sometime between 2036 and the legal final maturity date for the transaction in 2046.  Although losses for this transaction are difficult to estimate, we continue to believe that absent a commutation of our exposure or other successful loss mitigation, our ultimate claim payments with respect to principal payments for this transaction will be an amount that is substantially all of our net par outstanding for this transaction.
In November 2011, the CDO of ABS experienced an approximately $36 thousand interest shortfall, which was subsequently repaid in December 2011. We expect the transaction will again begin to experience interest shortfalls in 2012. As a result of the November 2011 interest shortfall, we established a reserve for this transaction in the fourth quarter of 2011 for statutory accounting purposes. Because Radian Asset Assurance is a direct subsidiary of Radian Guaranty, this statutory reserve had a direct, negative impact on the statutory capital position and risk-to-capital ratio of Radian Guaranty as well. We continue to explore loss mitigation alternatives with respect to this transaction, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts. See "Risk Factors—Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration which could have a material adverse effect on the capital adequacy of Radian Guaranty."
Under GAAP, this CDO of ABS constitutes a VIE. Therefore, we consolidate the assets and liabilities of this VIE and have elected to record them at fair value. As such, our fair value liability associated with this transaction is included in VIE debt on our consolidated balance sheets. Because the interest shortfall discussed above has not significantly altered our cash flow projections for this transaction, we do not expect that the interest shortfall will have a significant impact on our GAAP related fair value liability for the CDO of ABS.

•
We have reinsured several primary financial guaranty insurers' obligations with respect to $227.6 million in net par outstanding at December 31, 2011, related to Jefferson County, Alabama (the "County”) sewer warrants (the "Obligations"). The County's sewer system operations have generated sufficient revenues since the beginning of 2009 to pay interest on its outstanding debt, as well as regularly scheduled annual installments of principal in February of 2010, 2011 and 2012, primarily due to historically low prevailing interest rates on the County's variable rate obligations. We believe a number of factors continue to adversely affect the performance of our insured obligations, including the County's highly leveraged capital position, the sub-par performance of the sewer facilities, the possibility that the County will be unable to generate sufficient revenues to make regularly scheduled payments of principal and interest on the Obligations if interest rates increase, and the filing by the County on November 9, 2011, of a petition for bankruptcy (the “Bankruptcy Petition”) under Chapter 9 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the U.S. Bankruptcy Court in the Northern District of Alabama (the “Bankruptcy Court”).

The County's financial condition is suffering from a liquidity crisis occasioned, in part, by court decisions invalidating an occupational tax, which contributed approximately $70 million (or one-third of the County's operating revenues) to finance the County's operations unrelated to the sewer system operations. The County has been unable to replace these tax revenues to date, placing an additional strain on the County's finances. Currently, the County cannot raise taxes or fees without state approval and the majority of its tax revenues are for specific purposes.
On September 16, 2011, the County voted to accept an agreement in principle that, if implemented, would have resulted in the refinancing of the County's sewer Obligations by July 2012, and the settlement of outstanding claims and litigation with respect to the Obligations. The County and the State court appointed receiver for the sewer system (the “Receiver”) had been in negotiations to reach a definitive agreement. Negotiations abruptly ended on November 9, 2011, when the County filed the Bankruptcy Petition. The Receiver promptly filed a motion in the Bankruptcy Court to have his receivership order and its continuing effectiveness accepted by the Bankruptcy Court. Creditors also sought to have the Bankruptcy Petition dismissed as ineligible. On January 6, 2012, the Bankruptcy Court ruled (the “January 6th Order”) that the sewer system is under the exclusive jurisdiction of the Bankruptcy Court and that the Receiver was without power to exercise authority over the system. In practical terms, the County was restored to operational control of the system subject to the Bankruptcy Court's jurisdiction. We believe the removal of the Receiver will make the ultimate structuring of a plan for the County emergence from bankruptcy more difficult.

The Bankruptcy Court ruled that the system's net revenues are exempt from the automatic stay provisions of the U.S. Bankruptcy Code and may be paid to creditors, but may be paid only after the payment of operating expenses of the system. In addition, it has been reported that the relevant parties have agreed upon a monthly distribution amount of the net revenues to be paid to creditors, which reduces the risk of a deficiency in the payment of interest on the Obligations in the near future. The Bankruptcy Court did not rule on the issue of whether the County was eligible to file the Bankruptcy Petition, and the Bankruptcy Court's ruling on this issue is still pending.
While the full potential impact of the Bankruptcy is uncertain at this time, the trustee for the Obligations has the ability, with Bankruptcy Court approval, to accelerate the payment of these Obligations. This would likely result in more frequent direct claims of up to $9.6 million of our reinsurance net par exposure related to regularly scheduled payments of debt service under reserve fund surety policies issued by our primary insurers. To date, the trustee has not sought to accelerate these payments. Similarly, the withholding of net revenues by the County for payment of operating expenses as defined by the County, could result in further draws on those sureties for payments of regularly scheduled debt service and the reduction of current salvage amounts receivable by us against claims that we had paid in 2008.
We began paying claims related to the Obligations in 2008, and have paid $20.6 million of claims, net of salvage, on this transaction through December 31, 2011. In addition, as of December 31, 2011, we had a $26.8 million net claim liability for all of our exposure on this transaction.
In addition, we are closely monitoring our exposure to our insured portfolio of 15 directly insured senior bonds ("TruPs bonds") issued pursuant to TruPs CDOs. We provide credit protection on these TruPs bonds through 19 separate CDS contracts, meaning that with respect to four of the TruPs bonds we insure, we entered into two separate CDS contracts (each with a different counterparty) covering the same TruPs bond. Our total aggregate net par outstanding related to TruPs bonds was $1,894.2 million as of December 31, 2011, which is a 10.5% decrease from December 31, 2010. Many issuers of the TruPs collateral underlying our insured obligations have been negatively affected by the most recent U.S. economic recession and slow recovery, and as a result, have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Recently, however, the number of cures of previous defaults and the payment of deferred interest payments on the TruPs collateral has outpaced new initial defaults and deferrals. As of December 31, 2011, $1.0 billion of our net par outstanding related to TruPs bonds was internally rated BIG. The fair value liability of our TruPs bonds, which are accounted for as derivatives, was $26.4 million as of December 31, 2011.
One of our insured TruPs bonds, with $111.3 million of net par outstanding as of December 31, 2011, experienced interest shortfalls from October 2009 through April 2011, for which we paid an aggregate of $0.7 million in interest shortfall claims. In July 2011, as a result of excess cash flows that became available from collateral prepayments, these interest shortfalls were repaid to us and this bond is no longer in default. While we currently do not expect to pay additional interest or principal shortfall claims on this TruPs bond, if additional shortfalls were to occur, we may be required to pay a liquidity claim (as discussed in "Liquidity and Capital Resources—Financial Guaranty" below) on this CDS contract.
It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make principal and interest payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and difficult to predict. We continue to explore loss mitigation alternatives with respect to our TruPs bond portfolio, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net Income (Loss). The net loss in 2010 compared to net income in 2009 was primarily due to the significant unrealized losses on financial instruments, including derivatives, in 2010. These unrealized losses resulted primarily from the tightening of our CDS spread. The 2010 results were also negatively impacted by the recording of a valuation allowance against our DTA.
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

Net Investment Income.  The decrease in net investment income during 2010, compared to 2009, was due to lower yields in our investment portfolio as a result of a continued reallocation of our investment portfolio to shorter term investments. In addition, assets were also reallocated from longer duration, higher yielding tax-exempt municipal securities to taxable securities of intermediate duration with lower interest rates.
Net Gains on Investments. The realized gains on investments in 2010 and 2009 reflected improved market conditions and activity related to the reallocation of our investment portfolio to investments with shorter duration.
Change in Fair Value of Derivative Instruments.  The large unrealized fair value loss for 2010 was primarily due to the significant tightening of our CDS spread. We also experienced multi-notch downgrades from the rating agencies in one project finance transaction and one CDO of middle market CLO transaction, which resulted in significant widening of the underlying credit risk spread and increased our unrealized losses for these transactions. Slightly offsetting these losses were improvements in the underlying credit spreads of our insured Corporate CDOs, CMBS, RMBS, and TruPs.
Net Gains (Losses) on Other Financial Instruments.  The results for 2010 reflect the adoption of the accounting standard update regarding improvements to financial reporting by enterprises involved with VIEs. As a result of this update, we identified and consolidated additional VIEs and recorded the related fair value gains (losses) in this line item. The losses related to changes in fair value of our VIE debt for 2010 were mainly due to the significant tightening of our CDS spread.
Provision for Losses. The provision for losses for 2010 decreased compared to 2009 due to favorable loss developments in our public finance business, which were partially offset by an increase in the provision for losses in our structured finance business. The 2009 provision for losses was reduced by $38.6 million as a result of adjustments made to our estimate of losses based on the June 2009 commutation of $9.8 billion in assumed net par outstanding and certain favorable developments in our structured finance direct line of business.

Policy Acquisition Costs.  The decrease in policy acquisition costs for 2010 compared to 2009 was primarily due to the decrease in net premiums earned in 2010 and the commutation of $9.8 billion of net par outstanding in June 2009, which resulted in our accelerating $8.9 million of policy acquisition costs and reduced the base asset to be amortized.
Other Operating Expenses.  The decrease in other operating expenses for 2010 compared to 2009 was primarily due to decreases in salaries, severance, audit fees and consulting fees, which were partially offset by an increase in expenses related to consolidated VIEs.
Interest Expense.  Interest expense for 2010 and 2009 included interest on our long-term debt, which was allocated to the financial guaranty segment based on allocated capital.
Income Tax Provision. The financial guaranty segment had an income tax provision of $51.5 million for 2010 compared to an income tax provision of $68.6 million for 2009. The difference between the effective tax rate and the statutory tax rate of 35% for 2010 was mainly related to the recording of a valuation allowance against our DTA, the tax benefit relating to our tax-exempt interest income, and the tax provision relating to our foreign subsidiary operations.

Results of Operations—Financial Services
As stated above in "—Business Summary," as of January 1, 2011, we did not have a Financial Services segment. The following table shows a summary of the results of operations for our Financial Services segment prior to January 1, 2011:

	Year Ended December 31,
(In millions)	2010	2009
Equity in net income of affiliates—Sherman	$14.6	$33.2
Gain on sale of affiliate—Sherman	34.8	—
Net income	32.7	24.1
See "Business Summary" above for more information regarding this prior segment.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.
The following table summarizes certain of our contractual obligations and commitments, including our expected claim payments on insurance policies, as of December 31, 2011, and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the narrative following the table and in the Notes to Consolidated Financial Statements that are referenced in the table.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Uncertain
Long-term debt obligations (principal and interest) (Note 13)	$1,099,125	$41,000	$310,906	$283,719	$463,500	$—
Capital lease obligations	—	—	—	—	—	—
Operating lease obligations (Note 18)	54,896	12,619	24,831	14,440	3,006	—
NIMS (1)	18,609	4,501	8,678	302	5,128	—
Derivative instruments and VIEs (1)	146,874	210,318	6,483	15	(69,942)	—
Purchase obligations	—	—	—	—	—	—
Reserve for losses and LAE (Note 10) (2)	3,310,902	1,293,700	2,032,500	1,000	(15,000)	(1,298)
Unrecognized tax benefits (Note 14)	179,599	86,236	—	—	—	93,363	(3)
Total	$4,810,005	$1,648,374	$2,383,398	$299,476	$386,692	$92,065
 __________________

(1)	Amounts represent management’s estimate of credit loss payments related to these instruments as described in “Results of Operations” above.

(2)
Our reserve for losses and LAE reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses.” The payments due by period are based on management’s estimates and assume that all of the loss reserves included in the table will result in claim payments, net of expected recoveries. Included in the uncertain category is $13.7 million of unearned premium reserves, which are included in our reserve for losses and LAE. Negative amounts presented are primarily related to expected recoveries on our financial guaranty claims.

(3)	The timing of these potential payments is uncertain given the nature of the obligation.
As of December 31, 2011, $86.2 million of our total $179.6 million of gross liability for unrecognized tax benefits associated with the provisions of the accounting standard regarding accounting for income taxes is expected to be paid in less than a year. We cannot make a reasonably reliable estimate of the period of cash settlement for the remaining $93.4 million of liability for unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with certain of our liabilities for unrecognized tax benefits. See Note 14 of Notes to Consolidated Financial Statements.

Other Contractual Obligations and Commitments
In addition to the contractual obligations set forth in the table above, we have the following contractual obligations and commitments.
Investment Commitments. As part of the non-investment grade component of our investment portfolio, we had unfunded commitments of $9.6 million at December 31, 2011, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
GSE Approvals. In February 2012, the GSEs each approved Radian Mortgage Assurance to write new mortgage insurance in certain RBC States, subject to certain terms and conditions. Pursuant to the GSE Approvals, Radian Group will be required to make a $50 million capital contribution to Radian Guaranty upon Radian Guaranty's breach of a Statutory RBC Requirement such that the use of Radian Mortgage Assurance is required to continue to write new business in the applicable RBC State. In addition, the GSE Approvals are conditioned upon our compliance with a broad range of conditions and restrictions. See "Business—Regulation—State Regulation—Risk-to-Capital."

Affiliate Guaranty/Indemnification Agreements. We and certain of our subsidiaries have entered into the following intercompany guarantees:

•
Radian Guaranty and Radian Mortgage Assurance are parties to a cross-guaranty agreement. This agreement provides that if either party fails to make a payment to a policyholder, then the other party will step in and make the payment. The obligations of both parties are unconditional and irrevocable; however, no payments may be made without prior approval by the insurance regulatory authority of the payor’s state of domicile. Radian Mortgage Assurance had no risk in force exposure as of December 31, 2011.

•
Radian Guaranty has agreed to maintain Radian Insurance’s tangible net worth at a minimum of $30 million and to cause Radian Insurance to at all times have sufficient liquidity to meet its current obligations, pursuant to a Net Worth and Liquidity Maintenance Agreement between the two companies.

•
Radian Group has agreed to guarantee, up to a maximum amount of $300 million, Radian Guaranty’s obligations to Radian Insurance under the Net Worth and Liquidity Maintenance Agreement discussed immediately above, in the event that Radian Guaranty is not able to or permitted by the Pennsylvania Insurance Department to perform under the agreement.

•
Radian Group and Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”), a subsidiary of Radian Guaranty, are parties to a guaranty agreement in which Radian Group has agreed for the benefit of Radian Mortgage Insurance’s creditors to make funds available on demand for the full and complete payment of all due but unpaid liabilities.

•
Prior to our acquisition of Enhance Financial Services Group Inc. ("EFSG") in 2001, EFSG issued a guaranty of payment of the liabilities and obligations of its subsidiary, Radian Reinsurance (Bermuda) Limited, deriving from any insurance or reinsurance contract (the “Enhance Guaranty”), for the purpose of maintaining certain regulatory solvency and liquidity margin requirements of the Bermuda Monetary Authority. Following our acquisition of EFSG, Radian Group issued a guaranty for the benefit of EFSG to make funds available to EFSG for its performance of the Enhance Guaranty, to the extent that EFSG is unable to satisfy those obligations. As of January 2010, this subsidiary no longer had any insurance liabilities, and in February 2012, was placed into liquidation.

•
Radian Group and Radian Mortgage Assurance are parties to a guaranty agreement. This agreement provides that Radian Group will make sufficient funds available to Radian Mortgage Assurance to ensure that Radian Mortgage Assurance has a minimum of $5 million of statutory surplus every calendar quarter.

•
To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including MBS), we have been required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in these transactions or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty with approximately $166.8 million of remaining credit exposure.

•
Radian Group's U.S. Consolidated federal income tax returns, which include Commonwealth Mortgage Assurance Company of Texas's ("CMAC of Texas") federal tax returns, were under examination by the Internal Revenue Service (“IRS”) for tax years 2000 through 2007. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years. Effective December 2011, Radian Group and CMAC of Texas entered into an Assumption and Indemnification Agreement with regard to these proposed adjustments. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits ("REMICs") currently held by CMAC of Texas. This indemnification was in lieu of an immediate capital contribution that otherwise would have been needed from Radian Group to CMAC of Texas, based on an estimate for this potential liability, in order for CMAC of Texas to maintain its minimum statutory surplus requirements. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS, and we are currently contesting the proposed adjustments related to the REMICs.

In addition to the foregoing, we use reinsurance from affiliated companies to allow Radian Guaranty to remain in compliance with insurance regulations that limit the amount of risk that a mortgage insurance company may retain on a single loan to 25% of the indebtedness of the insured. Further, in 2011 and 2010, Radian Guaranty, in order to support its capital position, entered into excess-of-loss reinsurance agreements with Radian Insurance. Under these agreements, Radian Guaranty transferred a total of approximately $7.4 billion of risk in force to Radian Insurance. These pools of loans generally consist of a higher concentration of fixed-rate, prime, high FICO loans than our overall mortgage insurance portfolio. As of December 31, 2011, the remaining risk in force under these agreements was $6.2 billion.
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
Smart Home
In 2004, we developed a program referred to as "Smart Home," for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. We exercised our option to terminate two of these transactions in March 2011, with RIF of approximately $41 million. The two remaining transactions will mature within the next 18 months (one in November 2012 and one in June 2013), and the ultimate recoverable amounts from these transactions will be dependent upon the amount and timing of paid losses in these transactions through their respective maturity dates. Details of the two remaining transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2011, are as follows:

	Initial	As of December 31, 2011
Pool of mortgages (par value)	$ 12.2 billion	$3.3 billion
Risk in force (par value)	$ 3.1 billion	$0.8 billion

Notes sold to investors/risk ceded (principal amount)	$534.0 million	$406 million
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

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group's principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) repayments of our 5.625% Senior Notes due February 2013; (iv) capital support for our mortgage insurance subsidiaries; (v) potential payments to the IRS resulting from the examination by the IRS for the 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock.
Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $482.8 million at December 31, 2011. This amount includes $150 million of investments contained in our CPS custodial trusts as discussed below. In November 2011 and February 2012, Radian Group contributed approximately $50.6 million and $100.0 million, respectively, to its mortgage insurance subsidiaries to support their capital positions, as further discussed below. Both of these contributions were effective as of December 31, 2011, and therefore, the $482.8 million of unrestricted cash and liquid investments reflects amounts remaining after giving effect to these contributions.
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
At December 31, 2011, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position, and determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including coupon rate interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $59.6 million. For the same period, payments of interest on our long-term debt are expected to be approximately $41.0 million. These amounts are expected to be fully reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs' approval of Radian Mortgage Assurance as an eligible mortgage insurer, GSE consent is required to modify or amend the expense-sharing agreements. Approximately $30.7 million of future expected corporate expenses and interest expense (approximately $16.7 million for the next 12 months) has been accrued for and paid by certain subsidiaries to Radian Group as of December 31, 2011, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of December 31, 2011, includes these amounts. A portion of these expenses (approximately $15.8 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group.
In addition, under the Fannie Mae approval for Radian Mortgage Assurance, Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or Radian Mortgage Assurance to Radian Group pursuant to the terms of the interest expense sharing arrangements among these entities. Pursuant to the terms of our expense sharing arrangements, any interest expense payments from Radian Guaranty or Radian Mortgage Assurance to Radian Group in 2012 are expected to be immaterial.

Repayment of 2013 Senior Notes. Our 5.625% Senior Notes with $250 million in principal amount are due in February 2013. On February 23, 2012, Radian Group commenced a "Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of its outstanding 5.625% Senior Notes Due 2013 (the “Notes”) for an aggregate purchase price not to exceed $100 million which may be increased at our discretion (subject to increase, the “Tender Cap”). Radian Group set an early participation deadline of 5:00 P.M., New York City time, on March 7, 2012, and holders of Notes that validly tender, and do not withdraw their Notes, on or before such time will be eligible to receive an additional payment for their early participation. In the Modified Dutch Auction, the holders of Notes indicate how much principal in Notes, and at what price within Radian Group's specified range, they wish to tender. Based on the aggregate principal amount of Notes tendered and the prices specified by the tendering Note holders, Radian Group will determine the lowest price per $1,000 principal amount of Notes within the range that will enable Radian Group to purchase up to the Tender Cap (or a lower amount if the offer is not fully subscribed). Except for the potential early participation payment, all Notes purchased by Radian Group in the Tender Offer will be purchased at the same price. Radian Group will not purchase Notes below a holder's indicated price per $1,000 principal amount of Notes, and in some cases, Radian Group may actually purchase Notes at a price that is above a holder's indicated price under the terms of the Tender Offer. The Tender Offer is scheduled to expire on March 21, 2012, unless extended or earlier terminated. The Tender Offer is conditioned on the satisfaction or waiver of certain conditions as described in the offering documents for the Tender Offer. Subject to applicable law, we may terminate the Tender Offer if, before such time as any Notes have been accepted for payment, any condition of the Tender Offer is not satisfied or not waived by us. The Tender Offer will be financed using a portion of the $482.8 million of available cash and liquid investments.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary, any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code ("IRC") had such subsidiary filed its federal tax return on a separate company basis. During October 2011, Radian Group paid approximately $77 million to Radian Guaranty, which was the maximum amount required to be paid under the tax-sharing agreement. Radian Group was also obligated to make tax-sharing payments during October 2011 of approximately $7 million to other subsidiaries within our consolidated group. We do not expect that Radian Group will be required to pay any material amounts in 2012 under the tax-sharing agreement. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement. In addition, pursuant to the GSEs' approval of Radian Mortgage Assurance as an eligible mortgage insurer, GSE consent is required to modify or amend the tax-sharing agreement.
As of the balance sheet date, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses ("NOLs") that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOL on a separate entity basis, then Radian Group may be obligated to fund such subsidiary's share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
Capital Support for Subsidiaries.  In light of on-going losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty's ability to continue writing insurance in those states that impose certain risk-based capital requirements. Radian Group contributed approximately $30 million and $100 million to Radian Guaranty in November 2011 and February 2012, respectively, and completed a series of internal transactions in order to benefit Radian Guaranty's statutory risk-based capital position. In December 2011, Radian Group contributed its ownership interest in Radian Mortgage Assurance to Radian Guaranty, which equaled approximately $17 million, and Radian Guaranty sold its minority ownership interest in EFSG, the parent company of CMAC of Texas, to Radian Group for approximately $6 million. Radian Guaranty's risk-to-capital ratio was approximately 21.5 to 1 as of December 31, 2011, after giving effect to all of these transactions, including the February 2012 contribution, which was accrued for in Radian Guaranty's statutory capital as of December 31, 2011.

Based on our current projections, Radian Guaranty's risk-to-capital ratio is expected to increase and, absent any future capital contributions from Radian Group, is expected to exceed 25 to 1 in 2012. In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the states that impose risk based capital requirements. In addition to filing for waivers in these states, we intend to write new first-lien mortgage insurance business in Radian Mortgage Assurance in any state that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable risk-based capital requirements. Both of the GSEs have approved Radian Mortgage Assurance as an eligible mortgage insurer in certain states and subject to certain conditions. Pursuant to these approvals, Radian Group will be required to contribute $50 million to Radian Mortgage Assurance in the event Radian Guaranty is not in compliance with the risk-based capital requirements in any state and has been unable to obtain a waiver or similar relief from such state. See "Risk Factors—Losses in our mortgage insurance and financial guaranty business have reduced Radian Guaranty's statutory surplus and increased Radian Guaranty's risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty's ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty" in Part I, Item 1A of this Annual Report on Form 10-K.
Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations, by the GSEs or the rating agencies. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently are operating at or near minimum capital levels and have required, and may continue to require in the future, additional capital contributions from Radian Group. In October 2011, Radian Group contributed approximately $20.6 million to CMAC of Texas to satisfy its minimum capital requirements.
As of December 31, 2011, Radian Group and CMAC of Texas entered into an Assumption and Indemnification Agreement with regard to certain proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of REMICs currently held by CMAC of Texas. See “Risk Factors—The IRS is examining our tax returns for the years 2000 through 2007” in Part I, Item 1A of this Annual Report on Form 10-K. This indemnification was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise would have been required as a result of our remeasurement, as of December 31, 2011, of uncertain tax positions related to the portfolio of REMICs. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS, and we are currently contesting the proposed adjustments related to the REMICs.
Dividends.  Our quarterly common stock dividend is $0.0025 per share. Assuming that our outstanding common stock remains constant at 133,199,159 shares (the number of shares outstanding at December 31, 2011), we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.
In addition to existing available cash and marketable securities, Radian Group's principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries. Radian Guaranty's ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance department approval. In light of ongoing losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to its direct parent, Radian Guaranty, and not to Radian Group.
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

Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million in principal amount due in 2015 and $450 million in principal amount due in 2017; and (ii) potential additional capital contributions to our mortgage insurance subsidiaries. We may, from time to time, seek to redeem or repurchase, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, one or more tender offers or otherwise, as circumstances may allow. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
Pursuant to Freddie Mac's approval of Radian Mortgage Assurance as a special purpose mortgage insurer, dated February 28, 2012, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty are at least $700 million throughout the term of the approval. “Liquid Assets” are the sum of: (i) aggregate cash and cash equivalents; and (ii) fair market value of the following investments: (a) residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association ("Ginnie Mae"); (b) securities rated single A or higher by either Moody's, S&P or Fitch Ratings ("Fitch") with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that, U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of December 31, 2011, Liquid Assets were approximately $1.2 billion. Although we do not expect that Radian Guaranty's Liquid Assets will fall below $700 million before December 31, 2012, we do expect the amount of Liquid Assets to continue to decline materially after December 31, 2011, and through the end of 2012 (and potentially thereafter) as Radian Guaranty's claim payments and other uses of cash continue to exceed cash generated from operations.
We expect to meet the long-term liquidity needs of Radian Group with a combination of (i) available cash and marketable securities, including, if necessary, $150 million held in the CPS trust accounts; (ii) potential private or public issuances of debt or equity securities; (iii) potential cash received under expense-sharing arrangements with our subsidiaries; (iv) the potential sale of assets; and (v) dividends from our subsidiaries, to the extent available. See "Risk Factors—Radian Group’s sources of liquidity may be insufficient to fund its obligations."
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
As of December 31, 2011, Radian Asset Assurance maintained claims paying resources of $2.2 billion, including statutory surplus of approximately $1.0 billion. In June 2011, Radian Asset Assurance paid an ordinary dividend of $53.4 million to Radian Guaranty. We expect that Radian Asset Assurance will continue to have capacity to pay ordinary dividends to Radian Guaranty in 2012 and 2013, although these dividends are expected to be equal to or below the amounts paid in 2011.
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

Financial Guaranty
The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes, and dividends to Radian Guaranty. As of December 31, 2011, Radian Asset Assurance had an aggregate of $789.7 million net par outstanding with respect to seven TruPs bonds issued under eight CDS contracts pursuant to which Radian Asset Assurance could be required under certain circumstances to pay to the counterparty the outstanding par amount of the insured TruPs bonds (a "liquidity claim"). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2016 and 2017, but will automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDO) unless terminated by the counterparty. If Radian Asset Assurance is required to pay a liquidity claim, the counterparty would be obligated under the CDS to either deliver the insured TruPs bond to Radian Asset Assurance or to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond.
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
Reconciliation of Consolidated Net Income (Loss) to Cash (Used in) Provided by Operations
The following table reconciles consolidated net income (loss) to cash (used in) provided by operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net income (loss)	$302,150	$(1,805,867)	$(147,879)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net (gains) losses on other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	(1,022,699)	630,539	(259,261)
Net payments related to derivative contracts and VIE debt (1)	(119,888)	(291,936)	(38,044)
Equity in net income of affiliates	(65)	(14,668)	(33,226)
Distributions from affiliate (1)	—	29,498	11,040
Gain on sale of affiliate	—	(34,815)	—
Proceeds from sales of trading securities (1)	—	—	4,286,336
Purchases of trading securities (1)	—	—	(3,880,824)
Net cash (paid) received for commutations, terminations, and recaptures (1)	(92,599)	85,657	(369,926)
Deferred income tax provision (benefit)	6,758	381,408	(55,344)
Depreciation and other amortization, net	63,120	39,789	20,080
Change in:
Unearned premiums	(46,665)	(136,291)	(178,677)
Deferred policy acquisition costs	8,420	11,949	19,954
Reinsurance recoverables	86,047	58,266	(197,764)
Reserve for losses and LAE	(194,486)	252,908	629,873
Reserve for premium deficiency	(7,092)	(14,621)	(61,504)
Prepaid federal income taxes (1)	—	—	248,828
Other assets	65,388	(34,405)	3,641
Accounts payable and accrued expenses	53,836	(20,014)	30,342
Cash flows (used in) provided by operations	$(897,775)	$(862,603)	$27,645
_____________

(1)	Represents a cash item.

 Cash flows used in operating activities for 2011 increased slightly compared to 2010, primarily related to increased payments for commutations, terminations and recaptures in 2011. During 2010, we received net cash from these transactions due to the termination of several captive arrangements. The increase in 2011 was partially offset by a decrease in net payments related to derivative contracts and VIE debt. During most of 2009, our trading securities activity reflected active and frequent buying and selling, as market prices of our investments strengthened due to improving domestic and global economic environment, and we made the decision to opportunistically realize gains in the investment portfolio. As such, this activity was reflected as cash flows from operating activities within our consolidated statements of cash flows during most of 2009. Beginning in the fourth quarter of 2009, we have classified purchases of trading securities within cash flows from investing activities, since those purchases are more consistent with our overall investment strategy. We expect that we will use more cash than we generate from operations during the next 12 months.
Stockholders’ Equity
Stockholders’ equity was $1.2 billion at December 31, 2011, compared to $0.9 billion at December 31, 2010. The increase in stockholders’ equity resulted primarily from our net income of $302.2 million for 2011.
Ratings
Radian Group and our principal operating subsidiaries have been assigned the financial strength ratings provided in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, historically, it also has been a significant factor in determining Radian Guaranty’s eligibility with the GSEs. Currently, we include this information only for disclosure-related purposes. See “Risk Factors—We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” in Item 1A of Part I of this Annual Report on Form 10-K.

	MOODY'S (1)	S&P (2)
Radian Group	Caa1	CCC
Radian Guaranty	Ba3	B
Radian Insurance	B1	(3)
Radian Mortgage Assurance	Ba3	B
Radian Asset Assurance	Ba1	B+
___________________

(1)	Moody's ratings for Radian Group and all our rated insurance subsidiaries are currently under review for possible downgrade.

(2)	S&P's ratings outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(3)	Ratings have been withdrawn.
On August 25, 2011, S&P published its updated methodologies and assumptions for rating bond insurers, which significantly re-calibrated its bond insurance criteria. The new criteria, among other things, increases capital requirements, especially to obtain S&P's highest ratings, and adds a new leverage test. On November 17, 2011, as a consequence of these updated methodologies and assumptions, S&P downgraded the financial strength ratings of Radian Asset Assurance to B+, and maintained its outlook for Radian Asset Assurance as Negative. Since Radian Asset Assurance is not currently writing new business and the downgrade has no direct material impact on its existing contracts, we do not anticipate that this downgrade will have a material adverse effect on Radian Asset Assurance.
On November 22, 2011, Moody's downgraded Radian Group's rating to Caa1 from B3. This downgrade reflects the rating agency's views regarding Radian Group's current liquidity position and the potential for additional contributions of holding company resources to support our mortgage insurance businesses, as well as our ability to meet our senior debt obligations in the future.
On January 30, 2012, S&P downgraded the ratings of Radian Guaranty and Radian Mortgage Assurance to B from B+ and also lowered the rating of Radian Group to CCC from CCC+. These decisions were impacted by the high level of losses in the mortgage insurance sector resulting from an economy that is struggling to recover and that is continuing to exhibit significant weakness in the job and housing markets.

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
Reserve for Losses
We establish reserves to provide for losses and LAE and the estimated costs of settling claims in both our mortgage insurance and financial guaranty segments, in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, it does not provide any other specific guidance. Therefore, because of the lack of specific guidance, we establish reserves for mortgage insurance using the guidance contained in this standard, supplemented with other accounting guidance as described below.
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. As such, we cannot be certain that our established reserves will be adequate to cover ultimate losses on incurred defaults.
Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures to entire policies with insureds and reinsureds for an agreed upon payment, or payments, often at a discount to the previously estimated ultimate liability. As a result of exiting all exposures to such policies, all reserves for losses and LAE and other balances relating to the insured or reinsured policy are eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures, or other negotiated terminations, which may result in differences in the accounting between transactions, or between our statutory financial statements and financial statements presented on a GAAP basis.
Mortgage Insurance
In the mortgage insurance segment, reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on these estimates, we arrive at our estimate of loss reserves at a given point in time.
The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.

With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are increased as defaulted loans age, because they are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates. However, in light of existing foreclosure backlogs and efforts to increase loan modifications among defaulted borrowers, significantly more uncertainty remains regarding current estimates with respect to the later stage defaults than was historically typical. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer, and for defaults related to previously rescinded policies and denied claims which are likely to be reinstated (in the case of previously rescinded policies) or resubmitted (in the case of previously denied claims). Our estimates of amounts related to reinstatements and resubmissions are included in IBNR. Due to the period of time (generally up to 90 days) that we give the insured to rebut our decision to rescind coverage before we consider a policy to be rescinded and removed from our default inventory, we currently expect only a limited percentage of policies that were rescinded to ultimately be reinstated. We currently expect a greater percentage of claims that were denied to ultimately be resubmitted as a perfected claim and paid. Most often, a claim denial is the result of the servicer's inability to provide the loan origination file or other servicing documents for review. Under the terms of our Master Policy, our insureds have up to one year after foreclosure to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second loss position, we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record only a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See "Reserve for Premium Deficiency" below for an exception to this general principle.
For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alt-A, or Subprime), type of insurance (i.e., primary or pool), vintage year, loss position (i.e., with or without a deductible), and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a "roll rate" analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. In recent years, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation, reflecting the poor underwriting periods of 2005 through 2008. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance, and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves.
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 43% at December 31, 2011, compared to 40% at December 31, 2010. The increase from December 31, 2010, to December 31, 2011, was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our default inventory as of December 31, 2011. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of December 31, 2011, our default to claim rate estimate, net of our estimate for insurance rescissions and claim denials, ranged from 19% for insured loans that had missed two to three monthly payments, to 52% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.

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
We considered the sensitivity of first-lien loss reserve estimates at December 31, 2011, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at December 31, 2011), we estimated that our loss reserves would change by approximately $96 million at December 31, 2011. For every one percentage point change in pool claim severity (which we estimate to be 44% of unpaid principal balance at December 31, 2011), we estimated that our loss reserves would change by approximately $6 million at December 31, 2011. For every one percentage point change in our overall default to claim rate (which we estimate to be 43.0% at December 31, 2011, including our assumptions related to rescissions and denials), we estimated a $67 million change in our loss reserves at December 31, 2011.
Financial Guaranty
In our financial guaranty segment, we recognize a claim liability on our non-derivative transactions prior to an event of default (insured event) when there is evidence that credit deterioration has occurred for a particular policy and the present value of the expected claim loss exceeds the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under, or in connection with, the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of possible outcomes, including potential settlements or commutations, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, and based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we use information provided by the ceding company, as well as our specific knowledge of the credit for determining expected loss.
The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied during the ongoing monitoring and surveillance of each exposure in the portfolio.
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

Reserve for Premium Deficiency ("PDR")
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product exceeds the net present value of expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for our financial guaranty and mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation, and utilize our pre-tax investment yield to discount certain cash flows for this analysis.
For our financial guaranty business, in order to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge.
For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.
Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment and the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of December 31, 2011, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent for the next twelve months with those rates observed during 2011, and then gradually return to normal historical levels over the subsequent three years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 2.62% and 2.44% as of December 31, 2011 and 2010, respectively. Expected losses are based on an assumed paid claim rate of approximately 14.2% on our total first-lien insurance portfolio (8.9% on performing loans and 43.1% on defaulted loans). Assuming all other factors remained constant, if our paid claim rate increased from 14.2% to 15.8%, we would be required to establish a premium deficiency reserve. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims. Our expectations regarding the future net profitability of our total first-lien mortgage insurance portfolio have decreased significantly as of December 31, 2011, compared to our expectations at December 31, 2010, primarily due to our revised expectations regarding future macroeconomic conditions. As a result, the possibility of a future PDR on our first-lien mortgage insurance business has increased.
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

Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty, or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our consolidated statements of operations in the period in which the transaction occurs.
We have included the additional disclosures required by the update to the accounting standard regarding fair value measurements and disclosures pertaining to the reconciliation of Level III fair value measurements. See Note 5 of Notes to Consolidated Financial Statements.
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

Level I	— Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II	— Prices or valuations based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities; and

Level III	— Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At December 31, 2011, our total Level III assets were approximately 4.9% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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
Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy, as observable market data is readily available. A small number of our equity securities, however, are categorized in Level III of the fair value hierarchy due to a lack of market-based transaction data or the use of model-based evaluations.
Other investments—These securities primarily consist of short-term commercial paper within CPS trusts and short-term certificates of deposit, which are categorized in Level II of the fair value hierarchy. The fair value of the remaining securities is categorized in Level III of the fair value hierarchy, and is generally estimated by discounting estimated future cash flows.

We are responsible for the determination of the value of all investments carried at fair value and the supporting methodologies and assumptions. To assist us in this responsibility, we utilize independent third-party valuation service providers to gather, analyze, and interpret market information and estimate fair values based upon relevant methodologies and assumptions for various asset classes and individual securities. We perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes: (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services' valuations to other independent sources; (iii) a review of month to month price fluctuations; and (iv) a comparison of actual purchase and sale transactions with valuations received from third parties. These processes are designed to ensure that our investment values are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default, and (2) 90% of the aggregate net par outstanding of our corporate CDO transactions (as of December 31, 2011) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination at zero, such that none of these contracts are in a derivative asset position. As of December 31, 2011, 19% of the aggregate net par outstanding of our corporate CDO transactions were capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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

The CDX index is an index based on a synthetic corporate CDO that comprises a list of corporate obligors and is segmented into multiple tranches of synthetic senior unsecured debt of these obligors ranging from the equity tranche (i.e., the most credit risk or first-loss position) to the most senior tranche (i.e., the least credit risk). We refer to each of these tranches as a "standard CDX tranche." A tranche is defined by an attachment point and detachment point, representing the range of portfolio losses for which the protection seller would be required to make a payment.
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
For each referenced corporate entity in our corporate CDO transactions, the CDS spreads associated with the term of our transactions ("credit curve") define the estimated expected loss for each entity (as applied in a market standard approach known as "risk neutral" modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying referenced entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are based on historical data. The impact of our correlation assumptions currently does not have a material effect on our fair premium estimates in light of the significant impact of our non-performance risk adjustment as described below.

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
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 43% of our corporate CDO contracts as of December 31, 2011 are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS, and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS, and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 89% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. We also cap the total estimated fair value of the contracts subject to termination at zero, such that none of these contracts are in a derivative asset position. As of December 31, 2011, 26% of the aggregate net par outstanding of our non-corporate CDO transactions were capped in this manner. For our credit card transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

TruPs CDOs—Our TruPs transactions are CDSs on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks, insurance companies, real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. To determine fair value for these transactions, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.
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
One of our CDO of ABS transactions matured during 2010, requiring no payment by us. The investment securities for the remaining CDO of ABS transaction, which is consolidated, have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows for the transaction based on our internal credit analysis, which is based on the current performance of each security. The estimated fair value of the underlying collateral securities is determined using either observed market transactions, including broker-dealer quotes and actual trade activity on similar bonds, or expected cash flows discounted using the yield observed on similar bonds. The present value of the insured cash flows (which represents the VIE debt) is determined using a risk-free rate that is applied to the cash flows adjusted for Radian's non-performance risk. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.
The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $450.6 million at December 31, 2011, which reflects principal due in 2036. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of December 31, 2011, was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.
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

For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of CDOs of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts, as described above under Non-Performance Risk Adjustments on Corporate CDOs, to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the "primaries") of the underlying credits, including the primaries' fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to refine our estimates of the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2011, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries' valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries' models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries' valuations by (1) reviewing the primaries' publicly available information regarding their mark-to-market processes, including methodology and key assumptions, and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
Other Financial Guaranty VIE Consolidated Assets/Liabilities
We are the primary beneficiary for two other VIEs for which we have provided financial guarantees. These VIEs primarily consist of manufactured housing loans and VIE debt to noteholders in the trust. The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for these transactions is determined using a discounted cash flow analysis. We do not currently estimate any projected claims based on our internal credit analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs, and to derive the fair value of the assets in these VIEs, which are reported within other assets on our consolidated balance sheets.
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $129.4 million; however, we do not currently expect to pay any claims related to these two VIEs. At December 31, 2011, we recorded $104.0 million of other assets, $103.7 million of VIE debt and $0.3 million of accounts payable and accrued expenses associated with these two VIEs.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE Debt
NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives, NIMS derivative assets or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a reduction of the derivative liability. Since NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a material effect on estimated fair values. The NIMS credit derivatives, NIMS derivative assets and NIMS VIE debt are all categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS VIEs, the fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally-generated valuation model.
Changes in expected principal credit losses on NIMS could impact our fair value estimate. The gross expected principal credit losses were $18.0 million and $135.6 million as of December 31, 2011 and 2010, respectively, and represent substantially all of our total NIMS RIF. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $10.2 million and $6.3 million less than the expected principal credit losses at December 31, 2011 and 2010, respectively. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.
Put Options on CPS and Consolidated CPS VIE Debt
The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. We purchased substantially all of the securities issued by the three trusts, and we consolidated the assets and liabilities of those trusts during 2010. As of December 31, 2011, there is no consolidated CPS VIE debt because we had purchased all of the CPS in the three trusts and, as such, the put options on CPS are eliminated in consolidation as well.
VIEs
Effective January 1, 2010, we adopted the accounting standard update regarding improvements to financial reporting by enterprises involved with VIEs. As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties where we have provided credit protection directly on variable interests and, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. As defined by the accounting standard, VIEs include corporations, trusts or partnerships in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance activities without additional subordinated financial support. In addition, as a result of the update to the standard regarding accounting for transfers of financial assets, effective January 1, 2010, special purpose entities that were previously considered qualifying special purpose entities (“QSPEs”) are to be considered in the VIE accounting framework as prescribed by the standard regarding financial reporting by enterprises involved with VIEs.

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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of December 31, 2011, we have determined that we are the primary beneficiary of our NIMS transactions, our CPS transactions and certain financial guaranty structured transactions, and we did not identify any new VIEs to be consolidated in 2011. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
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

On April 1, 2009, we adopted a new accounting standard regarding recognition and presentation of other-than-temporary impairment ("OTTI"). In accordance with this new standard, we record an OTTI on a security if we intend to sell the impaired security or if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of cash flows we expect to collect is less than the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities that are other-than-temporarily impaired are separated into: (i) the portion of loss that represents the credit loss, and (ii) the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. For securities held as of April 1, 2009, that had previously been other-than-temporarily impaired, an after-tax transition adjustment of $21.5 million was booked to reclassify the non-credit loss portion of these impairments from retained earnings to accumulated other comprehensive income (loss). In evaluating whether a decline in value is other-than-temporary, we consider several factors in addition to the above, including, but not limited to, the following:

•	the extent and the duration of the decline in value;

•	the reasons for the decline in value (e.g., credit event, interest related or market fluctuations); and

•	the financial position, access to capital and near term prospects of the issuer, including the current and future impact of any specific events.
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
In 2010, we were required to establish a valuation allowance against our DTA as it was more likely than not that all or some portion of our DTA would not be realized. At each balance sheet date, we re-assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years, and the continued uncertainty around our future operating results. We also considered several sources of positive evidence when assessing the need for a valuation allowance such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year of 2011, we booked our income tax expense (benefit) in interim periods based on actual results of operations.

Recent Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update is effective for fiscal years beginning after December 15, 2011, and redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs will result in additional expenses being charged to earnings immediately, rather than being deferred. There is no change to amortization requirements due to this update. We have adopted this update on a prospective basis as of January 1, 2012. Since we have discontinued writing any new financial guaranty business, there will be no impact to our financial guaranty segment from this update. However, while we are currently still evaluating the impact this new guidance will have on our consolidated financial statements and disclosures, we expect that the implementation of this new guidance will materially reduce the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts, which totaled $46.2 million and $42.2 million in initial deferred costs for the years ended December 31, 2011 and 2010, respectively, accelerating the recognition of certain expenses associated with these contracts. The lower amount of deferred acquisition costs will also result in decreased amortization expense, which should partially offset the effect to our net income. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect to the total acquisition costs to be recognized over time or to our cash flows.
In May 2011, the FASB issued an update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (i) clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and (ii) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.
In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update eliminates the current presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) in which the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued another update to the accounting standard regarding comprehensive income, which defers the effective date for the requirement noted above to present, on the face of the consolidated financial statements, the reclassification of items out of accumulated other comprehensive income. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.
We have adopted the accounting standard updates requiring additional disclosures regarding the reconciliation of Level III fair value measurements for interim and annual periods beginning after December 15, 2010. We have updated our 2010 disclosures to be consistent with the 2011 disclosure. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on a quarterly basis, a sensitivity analysis to determine the effects of market risk exposures on our investment securities and certain financial guaranty contracts. Our sensitivity analysis for interest rates and credit spreads is generally calculated as a parallel shift in yield curve with all other factors remaining constant. This analysis is performed by determining the potential loss in future earnings, fair values or cash flows of market-risk-sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices.
Interest-Rate Risk
The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and we have determined that the fair value of our interest-rate-sensitive investment assets is materially exposed to changes in interest rates.
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at December 31, 2011 and 2010 was $5.8 billion and $6.6 billion, respectively, of which 91% for both periods was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At December 31, 2011, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $216.5 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $265.2 million. At December 31, 2011, the average duration of the fixed-income portfolio was 4.6 years compared to 4.2 years at December 31, 2010.
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
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of December 31, 2011. These changes were calculated using the valuation methods described in "Critical Accounting Policies—Fair Value of Financial Instruments" above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group's five-year CDS spread was 27.32% at December 31, 2011. Radian Group's five-year CDS spread is an illustration of the market's view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument. Although the CDS spreads reflect the market view of our non-performance risk, this magnitude of widening should not be interpreted as a proportional increase in our non-performance risk. The non-performance risk is commonly measured by default probability, which rises as the spread widens. Radian Group's five-year CDS spread at December 31, 2011, implies a market view that there is an 83.5% probability that Radian Group will default in the next five years, as compared to a 32.0% implied probability of default at December 31, 2010.

NIMS related ($ in millions)
Weighted average credit spread	43.00%
Fair value of net liabilities (1)	$7.8
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of NIMS credit spreads	0% change in NIMS credit spreads	10% widening of NIMS credit spreads
50% tightening of Radian Group's CDS spread	$2.5	$2.5	$2.6
0 basis points change in Radian Group's CDS spread	—	—	—
50% widening of Radian Group's CDS spread	(1.5)	(1.5)	(1.4)
_______________________

Corporate CDOs ($ in millions)
Weighted average credit spread	1.20%
Fair value of net liabilities	$5.1
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$17.0	$20.4	$24.5
0 basis points change in Radian Group's CDS spread	(0.4)	—	1.0
50% widening of Radian Group's CDS spread	(0.7)	(0.6)	0.1
_______________________

Non-Corporate CDO related (2) ($ in millions)
Weighted average credit spread	2.66%
Fair value of net liabilities (3)	$114.9
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$125.0	$141.2	$159.3
0 basis points change in Radian Group's CDS spread	(6.4)	—	7.5
50% widening of Radian Group's CDS spread	(55.0)	(52.3)	(49.6)
___________________

(1)	Includes VIE debt of $9.4 million and NIMS derivative assets of $1.6 million.

(2)	Includes TruPs, CDOs of CMBS, CDOs of ABS and other non-corporate CDOs.

(3)	Includes net VIE liabilities of $38.4 million and net derivative liabilities of $76.5 million.

Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.

Foreign Exchange Rate Risk
We analyzed our currency exposure as of December 31, 2011, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were measured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $11.7 million as of December 31, 2011.
At December 31, 2011, we held approximately $35.2 million of investments denominated in Euros. The value of the Euro against the U.S. dollar weakened from 1.34 at December 31, 2010, to 1.29 at December 31, 2011. At December 31, 2011, we held approximately $56.4 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0123 at December 31, 2010, to 0.0130 at December 31, 2011.

Equity Market Price
At December 31, 2011, the market value and cost of the equity securities in our investment portfolio were $269.2 million and $268.2 million, respectively. Included in the market value and cost of our equity securities is $140.8 million and $153.8 million, respectively, classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $26.9 million as of December 31, 2011.

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
C. Robert Quint
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Radian Group Inc.

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, changes in common stockholders' equity and cash flows present fairly, in all material respects, the financial position of Radian Group Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 1 to the consolidated financial statements, the Company and its subsidiaries are subject to risks and uncertainties that could affect amounts reported in the Company's financial statements in future periods. Adverse business and economic conditions have resulted in incurred losses, which have reduced the Company's insurance subsidiaries' statutory capital, requiring contributions which have reduced holding company liquidity. Further, statutory capital requirements are subject to regulatory discretion and approval. The Company has $950 million of debt that matures between February 2013 and November 2017, including $250 million maturing on February 15, 2013.

As discussed in Note 2 to the consolidated financial statements, the Company adopted in 2010 a new accounting standard for variable interest entities, and in 2009, a new accounting standard for financial guaranty insurance contracts.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 29, 2012

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
($ in thousands, except share and per share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $2,748 and $11,416)	$2,640	$10,773
Fixed-maturities available for sale—at fair value (amortized cost $120,757 and $340,795)	118,733	273,799
Equity securities available for sale—at fair value (cost $114,425 and $160,242)	128,424	184,365
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $94,521 and $83,184)	4,211,059	4,562,821
Short-term investments—at fair value (including VIE investments of $149,981 and $149,981)	1,261,703	1,537,498
Other invested assets—at cost	61,000	59,627
Total investments	5,783,559	6,628,883
Cash	35,589	20,334
Restricted cash	27,020	31,413
Deferred policy acquisition costs	139,906	148,326
Accrued investment income	32,262	40,498
Accounts and notes receivable (less allowance of $0 and $50,000)	102,647	116,452
Property and equipment, at cost (less accumulated depreciation of $96,403 and $92,451)	11,044	13,024
Derivative assets (including VIE derivative assets of $1,602 and $10,855)	17,212	26,212
Deferred income taxes, net	15,975	27,531
Reinsurance recoverables	157,985	244,894
Other assets (including VIE other assets of $105,903 and $112,426)	333,566	323,320
Total assets	$6,656,765	$7,620,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$637,372	$686,364
Reserve for losses and loss adjustment expenses (“LAE”)	3,310,902	3,596,735
Reserve for premium deficiency	3,644	10,736
Long-term debt	818,584	964,788
VIE debt—at fair value (including $0 and $9,514 of non-recourse debt)	228,240	520,114
Derivative liabilities (including VIE derivative liabilities of $19,501 and $19,226)	126,006	723,579
Accounts payable and accrued expenses (including VIE accounts payable of $530 and $837)	349,726	258,791
Total liabilities	5,474,474	6,761,107
Commitments and Contingencies (Note 18)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,666,446 and 150,507,853 shares issued at December 31, 2011 and 2010, respectively; 133,199,159 and 133,049,213 shares outstanding at December 31, 2011 and 2010, respectively	151	150
Treasury stock, at cost: 17,467,287 and 17,458,640 shares at December 31, 2011 and 2010, respectively	(892,052)	(892,012)
Additional paid-in capital	1,966,565	1,963,092
Retained earnings (deficit)	96,227	(204,926)
Accumulated other comprehensive income (loss)	11,400	(6,524)
Total stockholders’ equity	1,182,291	859,780
Total liabilities and stockholders’ equity	$6,656,765	$7,620,887
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ in thousands, except per share amounts)	2011	2010	2009
Revenues:
Premiums written—insurance:
Direct	$755,758	$788,321	$790,052
Assumed	(11,162)	(6,585)	(207,074)
Ceded	(37,349)	(89,855)	(139,130)
Net premiums written	707,247	691,881	443,848
Decrease in unearned premiums	48,778	133,852	382,053
Net premiums earned—insurance	756,025	825,733	825,901
Net investment income	163,520	178,760	214,190
Net gains on investments	202,177	139,944	257,141
Total other-than-temporary impairment ("OTTI") losses	(1,202)	(90)	(9,269)
Losses recognized in other comprehensive income (loss)	—	—	—
Net impairment losses recognized in earnings	(1,202)	(90)	(9,269)
Change in fair value of derivative instruments	628,395	(558,712)	99,958
Net gains (losses) on other financial instruments	193,329	(211,681)	(88,569)
Gain on sale of affiliate	—	34,815	—
Other income	5,599	8,696	14,026
Total revenues	1,947,843	417,465	1,313,378
Expenses:
Provision for losses	1,296,521	1,739,244	1,337,574
Change in reserve for premium deficiency	(7,092)	(14,621)	(61,504)
Policy acquisition costs	52,763	53,469	63,034
Other operating expenses	175,810	191,942	203,770
Interest expense	61,394	41,777	46,010
Total expenses	1,579,396	2,011,811	1,588,884
Equity in net income of affiliates	65	14,668	33,226
Pretax income (loss)	368,512	(1,579,678)	(242,280)
Income tax provision (benefit)	66,362	226,189	(94,401)
Net income (loss)	$302,150	$(1,805,867)	$(147,879)
Basic net income (loss) per share	$2.28	$(15.74)	$(1.80)
Diluted net income (loss) per share	$2.26	$(15.74)	$(1.80)
Weighted-average number of common shares outstanding—basic	132,372	114,697	81,937
Weighted-average number of common and common equivalent shares outstanding—diluted	133,863	114,697	81,937
Dividends per share	$0.01	$0.01	$0.01

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
($ in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE prior to implementation effects JANUARY 1, 2009	$98	$(888,057)	$1,350,704	$1,766,946	$13,966	$(196,480)	$(16,467)	$2,030,710
Cumulative effect of adoption of Accounting for Financial Guaranty Contracts	—	—	—	(37,587)	—	—	—	(37,587)
BALANCE, JANUARY 1, 2009, as adjusted	98	(888,057)	1,350,704	1,729,359	13,966	(196,480)	(16,467)	1,993,123
Cumulative effect of adoption of Recognition and Presentation of Other-Than-Temporary Impairments	—	—	—	21,490	—	(21,490)	—	—
Comprehensive income:
Net loss	—	—	—	(147,879)	—	—	—	(147,879)
Unrealized foreign currency translation adjustment, net of tax of $2,491	—	—	—	—	4,319	—	—	4,319
Unrealized holding gains arising during the period, net of tax of $107,511	—	—	—	—	—	199,700	—
Less: Reclassification adjustment for net gains included in net loss, net of tax of $29,363	—	—	—	—	—	54,532	—
Net unrealized gain on investments, net of tax of $78,148	—	—	—	—	—	145,168	—	145,168
Total comprehensive income	—	—	—	—	—	—	—	1,608
Repurchases of common stock under incentive plans	—	(1,439)	1,401	—	—	—	—	(38)
Issuance of common stock under benefit plans	2	—	3,743	—	—	—	—	3,745
Amortization of restricted stock	—	—	3,388	—	—	—	—	3,388
Net actuarial loss	—	—	—	—	—	—	(24)	(24)
Stock-based compensation expense	—	—	4,019	—	—	—	—	4,019
Dividends declared	—	—	—	(827)	—	—	—	(827)
BALANCE, DECEMBER 31, 2009	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994
Comprehensive loss:
Net loss	—	—	—	(1,805,867)	—	—	—	(1,805,867)
Unrealized foreign currency translation adjustment, net of tax of $1,737	—	—	—	—	3,328	—	—
Less: Reclassification adjustment for liquidation of foreign subsidiary and net gains on sales, net of tax of $280	—	—	—	—	519	—	—
Net foreign currency translation adjustment, net of tax of $1,457	—	—	—	—	2,809	—	—	2,809
Unrealized holding gains arising during the period, net of tax of $22,165	—	—	—	—	—	41,164	—
Less: Reclassification adjustment for net losses included in net loss, net of tax benefit of $2,036	—	—	—	—	—	(3,781)	—
Net unrealized gain on investments, net of tax of $24,201	—	—	—	—	—	44,945	—	44,945
Total comprehensive loss	—	—	—	—	—	—	—	(1,758,113)
Sherman unrealized loss included in net loss	—	—	—	—	—	—	16,761	16,761
Repurchases of common stock under incentive plans	—	(2,516)	108	—	—	—	—	(2,408)
Issuance of common stock - stock offering	50	—	525,837	—	—	—	—	525,887
Issuance of common stock under benefit plans	—	—	3,977	—	—	—	—	3,977
Amortization of restricted stock	—	—	3,309	—	—	—	—	3,309
Issuance of convertible debt (See Note 13)	—	—	65,701	—	—	—	—	65,701
Net actuarial loss	—	—	—	—	—	—	(31)	(31)
Stock-based compensation expense	—	—	905	—	—	—	—	905
Dividends declared	—	—	—	(1,202)	—	—	—	(1,202)
BALANCE, DECEMBER 31, 2010	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780
BALANCE, JANUARY 1, 2011	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780
Comprehensive income:
Net income	—	—	—	302,150	—	—	—	302,150
Unrealized foreign currency translation adjustment, net of tax of $0	—	—	—	—	6,265	—	—
Less: Reclassification adjustment for liquidation of foreign subsidiary and other adjustments included in net income, net of tax of $11,367	—	—	—	—	27,305	—	—
Net foreign currency translation adjustment, net of tax of $11,367	—	—	—	—	(21,040)	—	—	(21,040)
Unrealized holding gains arising during the period, net of tax of $0	—	—	—	—	—	7,400	—
Less: Reclassification adjustment for net losses included in net income, net of tax of $15,520	—	—	—	—	—	(31,928)	—
Net unrealized gain on investments, net of tax of $15,520	—	—	—	—	—	39,328	—	39,328
Total comprehensive income	—	—	—	—	—	—	—	320,438
Repurchases of common stock under incentive plans	—	(40)		—	—	—	—	(40)
Issuance of common stock under benefit plans	1	—	741	—	—	—	—	742
Amortization of restricted stock	—	—	1,837	—	—	—	—	1,837
Additional convertible debt issuance costs, net	—	—	(22)	—	—	—	—	(22)
Net actuarial loss	—	—	—	—	—	—	(364)	(364)
Stock-based compensation expense	—	—	1,250	—	—	—	—	1,250
Dividends declared	—	—	(333)	(997)	—	—	—	(1,330)
BALANCE, DECEMBER 31, 2011	$151	$(892,052)	$1,966,565	$96,227	$54	$11,471	$(125)	$1,182,291
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$302,150	$(1,805,867)	$(147,879)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net (gains) losses on investments and other financial instruments, change in fair value of derivative instruments and net impairment losses recognized in earnings	(1,022,699)	630,539	(259,261)
Net payments related to derivative contracts and VIE debt	(119,888)	(291,936)	(38,044)
Equity in net income of affiliates	(65)	(14,668)	(33,226)
Distributions from affiliates	—	29,498	11,040
Gain on sale of affiliate	—	(34,815)	—
Proceeds from sales of trading securities (See Note 2)	—	—	4,286,336
Purchases of trading securities (See Note 2)	—	—	(3,880,824)
Net cash (paid) received for commutations, terminations, and recaptures	(92,599)	85,657	(369,926)
Deferred income tax provision (benefit)	6,758	381,408	(55,344)
Depreciation and other amortization, net	63,120	39,789	20,080
Change in:
Unearned premiums	(46,665)	(136,291)	(178,677)
Deferred policy acquisition costs	8,420	11,949	19,954
Reinsurance recoverables	86,047	58,266	(197,764)
Reserve for losses and LAE	(194,486)	252,908	629,873
Reserve for premium deficiency	(7,092)	(14,621)	(61,504)
Prepaid federal income taxes	—	—	248,828
Other assets	65,388	(34,405)	3,641
Accounts payable and accrued expenses	53,836	(20,014)	30,342
Net cash (used in) provided by operating activities	$(897,775)	$(862,603)	$27,645
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	136,217	1,218,460	2,463,626
Proceeds from sales of equity securities available for sale	52,014	15,033	33,807
Proceeds from sales of trading securities (See Note 2)	6,028,267	4,735,215	536,601
Proceeds from redemptions of fixed-maturity investments available for sale	32,214	50,846	199,551
Proceeds from redemptions of fixed-maturity investments held to maturity	8,775	9,035	18,171
Purchases of fixed-maturity investments available for sale	—	—	(308,831)
Purchases of trading securities	(5,456,565)	(6,126,303)	(2,577,599)
Purchases of equity securities available for sale	—	—	(2,908)
Sales and redemptions of short-term investments, net	276,082	(86,071)	(271,041)
Purchases of other invested assets, net	(1,373)	(33,501)	(3,616)
Proceeds from the sale of investment in affiliate	—	172,017	—
Purchases of property and equipment, net	(2,976)	(2,516)	(4,300)
Net cash provided by (used in) investing activities	$1,072,655	$(47,785)	$83,461
Cash flows from financing activities:
Dividends paid	(1,330)	(1,202)	(827)
Issuance of long-term debt	—	391,310	—
Paydown of other borrowings	—	—	(100,000)
Redemption of long-term debt	(160,000)	(29,348)	(45,622)
Issuance of common stock	—	525,887	—
Excess tax benefits from stock based awards	4	—	—
Net cash (used in) provided by financing activities	$(161,326)	$886,647	$(146,449)
Effect of exchange rate changes on cash	1,701	2,501	1,088
Increase (decrease) in cash	15,255	(21,240)	(34,255)
Cash, beginning of period	20,334	41,574	75,829
Cash, end of period	$35,589	$20,334	$41,574
Supplemental disclosures of cash flow information:
Income taxes paid (received)	$1,573	$(386)	$(335,497)
Interest paid	$48,643	$40,786	$49,224
See Notes to Consolidated Financial Statements.

Radian Group Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Recent Developments

In this Note 1, we provide an overview of our business and a discussion of current business conditions, certain regulatory considerations and our holding company liquidity. Also set forth below in this Note 1 is an overview of certain risks and uncertainties facing Radian Group Inc. (“Radian Group”) and our subsidiaries.
Business Overview
Radian Group is a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance. Our business segments are mortgage insurance and financial guaranty. Prior to January 1, 2011, we also had a third segment—financial services.

Radian Group
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At December 31, 2011, Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $482 million (after consideration of a recent $100 million contribution to Radian Guaranty). Radian Group's principal liquidity demands for the next 12 months include: (i) the payment of certain corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of our 5.625% Senior Notes due February 2013; (iv) capital support for our mortgage insurance subsidiaries; (v) potential payments to the Internal Revenue Service ("IRS") resulting from the examination by the IRS for the 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock. Radian Group has $950 million of debt that matures between February 2013 and November 2017, including $250 million maturing on February 15, 2013. See “Business Conditions—Holding Company Liquidity” below.
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We have provided these products and services mainly through our wholly-owned subsidiary, Radian Guaranty Inc., and its wholly-owned subsidiaries, Radian Mortgage Assurance Inc. (formerly Amerin Guaranty Corporation), and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Radian Mortgage Assurance,” and “Radian Insurance,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make downpayments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae together as “Government Sponsored Enterprises” or “GSEs.”
Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-lien mortgages (“first-lien”). At December 31, 2011, primary insurance on first-liens comprised approximately 93.7% of our $32.8 billion total first-lien risk in force ("RIF"). Prior to 2009, we also wrote pool insurance, which at December 31, 2011, comprised approximately 6.3% of our total first-lien RIF. In addition to first-lien mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-lien”), credit enhancement on net interest margin securities (“NIMS”), credit default swaps (“CDSs”) on domestic and international mortgages and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Our non-traditional RIF was $214 million (less than 1% of our total risk in force) as of December 31, 2011.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Financial Guaranty
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty. In 2008, in light of market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries, we discontinued writing any new financial guaranty business, including accepting new financial guaranty reinsurance, other than as necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Since 2008, we have significantly reduced our financial guaranty operations and have reduced our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our access to that capital.
Financial Services
Prior to January 1, 2011, we also had a third segment—financial services. Our financial services segment included our ownership interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), which was a credit-based consumer asset business. We wrote off our entire investment in C-BASS in 2007. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010, and was subsequently liquidated. Our equity interest in C-BASS, and a related note receivable from C-BASS that had also been previously written off, were extinguished pursuant to the Plan of Liquidation that was confirmed on April 25, 2011. In addition, until May 3, 2010, when we sold our remaining interest therein, our financial services segment included our equity interest in Sherman Financial Group LLC ("Sherman"), a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets.

Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. The ongoing weakness in the United States ("U.S.") housing and related credit markets, characterized by a decrease in mortgage originations, decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with current macroeconomic factors such as limited economic growth, the lack of meaningful liquidity in some sectors of the capital markets, and continued high unemployment, have had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. Because of these factors, there is a great deal of uncertainty regarding our future performance.

Capital Preservation and Liquidity Management Initiatives
Beginning in 2008, in response to economic and market conditions, management implemented a plan focused on reducing our legacy mortgage insurance and financial guaranty risk, increasing our financial flexibility and preserving the statutory capital of Radian Guaranty. Pursuant to this plan, we have engaged in a number of strategic actions and initiatives, including the following:

•
We significantly tightened our mortgage insurance underwriting standards to focus primarily on insuring only high credit quality, first-lien mortgages originated in the U.S., and we ceased writing mortgage insurance on non-traditional and many other inherently riskier products.

•	We expanded our claims management and loss mitigation efforts to better manage losses in the weak housing market and high default and claim environment.

•
We discontinued writing new financial guaranty business and Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. Although this structure makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business, the structure has provided Radian Guaranty with substantial regulatory capital and increased liquidity through dividends from Radian Asset Assurance. Since 2008, Radian Asset Assurance has released financial guaranty contingency reserves of $215.5 million (which has increased Radian Guaranty's statutory surplus by an equal amount) and has paid $329.8 million in dividends to Radian Guaranty.

•
We have reduced our legacy mortgage insurance portfolio (primarily, the vintages of 2005 through 2008), non-traditional mortgage insurance risk in force and our financial guaranty portfolio through a series of risk commutations, discounted security purchases, transaction settlements and terminations.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

•
We have engaged in a broad range of actions and transactions designed to increase our financial flexibility, conserve our holding company liquidity and preserve the risk-based capital position of Radian Guaranty, our primary mortgage insurance subsidiary.

Management intends to continue to execute upon its plan in 2012, with a primary focus on: (i) growing our mortgage insurance business by writing high-quality mortgage insurance in the U.S.; (ii) managing losses in our legacy mortgage insurance and financial guaranty portfolios; (iii) reducing our financial guaranty exposure and our exposure to non-traditional insured risk; and (iv) pursuing opportunities for increasing Radian Group's available liquidity and for enhancing Radian Guaranty's statutory capital position. Thus far in 2012, we have made significant progress against these initiatives, including by taking the following actions:

•
In January 2012, we made further progress in our strategic objective of reducing our financial guaranty risk by consummating a three-part transaction (the "Assured Transaction") with subsidiaries of Assured Guaranty Ltd. (collectively, “Assured”) that included the commutation of $13.8 billion of financial guaranty net par outstanding that was reinsured by Radian Asset Assurance (the Assured Commutation"), the ceding of $1.8 billion of direct public finance business to Assured (the "Assured Cession") and an agreement to sell to Assured Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell"), a New York domiciled financial guaranty insurance company licensed to conduct business in 37 states and the District of Columbia. The Assured Transaction reduced our financial guaranty net par outstanding by 22.5% and is expected to provide a statutory capital benefit to Radian Asset Assurance and Radian Guaranty of approximately $100 million in the first quarter of 2012. In addition, in February 2012, three of our CDS counterparties exercised their termination rights with respect to 14 corporate collateralized debt obligations ("CDOs") that we insured (the "February 2012 CDO Terminations"), which further reduced our financial guaranty net par outstanding by $5.8 billion.

•	In January 2012, we wrote approximately $2 billion of high quality mortgage insurance.

•
On February 23, 2012, we launched a "Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of our 2013 Senior Notes, as discussed in more detail below in this Note 1 under “Holding Company Liquidity.”

•
Radian Guaranty expects to finalize a quota share reinsurance agreement with a non-affiliated reinsurer that is expected to comprise between $1.2 billion and $1.5 billion of ceded primary RIF originated in 2012.

In addition to the actions taken thus far in 2012, consistent with management's plan, we may consider additional reinsurance or negotiated commutations of our mortgage insurance RIF and financial guaranty net par outstanding and may pursue further opportunities to retire or restructure our long-term debt or the issuance of securities in one or more private or public offerings. We cannot provide any assurance that we will be successful in pursuing any such alternatives, individually or in the aggregate, and can provide no assurance that if such alternatives are executed that they will be sufficient to maintain regulatory capital requirements and holding company liquidity. See “Risks and Uncertainties” in this Note 1 below.
Insurance Regulatory—Capital Requirements
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that potentially limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our insurance regulators possess significant discretion with respect to our insurance subsidiaries.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of RIF, or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently have a statutory or regulatory risk-based capital requirement (a “Statutory RBC Requirement”), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty's domiciliary state, Pennsylvania, is not one of the RBC States. In 2011, the RBC States accounted for approximately 50.5% of Radian Guaranty's total primary new insurance written.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

As a result of ongoing incurred losses, Radian Guaranty's risk-to-capital ratio has increased to 21.5 to 1 as of December 31, 2011, after giving effect to the recent $100 million contribution, which was recognized in Radian Guaranty's statutory capital as of December 31, 2011. Based on our current projections, Radian Guaranty's risk-to-capital ratio is expected to increase and, absent any further capital contributions from Radian Group, is expected to exceed 25 to 1 in 2012. The ultimate amount of losses and the timing of these losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and adverse development in the assumptions used to determine our loss reserves. For 2012, we are projecting a 15% decrease in new defaults compared to 2011, which compares to an 18% decrease in 2011 and a 30% decrease in 2010. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. Our estimate of the percentage of defaults that ultimately will result in a paid claim (the “default to claim rate”) is a significant assumption in our reserving methodology. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 43% and 40% for the years ending December 31, 2011 and 2010, respectively. For 2012, we anticipate that the aggregate weighted average default to claim rate will be similar to that assumed in 2011. Assuming all other factors remain constant, for each 1% increase in our aggregate weighted average default to claim rate as of December 31, 2011, incurred losses would increase by approximately $67 million. Radian Guaranty's statutory capital would be reduced by the after-tax impact of these incurred losses. The level of incurred losses in our mortgage insurance business also is dependent on our estimate of anticipated rescissions and denials, among other assumptions. See Note 10 below for further information. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could adversely affect our statutory capital position and further increase Radian Guaranty's risk-to-capital ratio. See “Risks and Uncertainties” below in this Note 1.
If Radian Guaranty is not in compliance with the applicable Statutory RBC Requirement in any RBC State, it may be prohibited from writing new business in that state until it is back in compliance or it receives a waiver or similar relief of the requirement from the applicable state insurance regulator, as discussed in more detail below. In those states that do not have a Statutory RBC Requirement, it is not clear what actions the applicable state regulators would take if a mortgage insurer fails to meet the Statutory RBC Requirement established by another state. Accordingly, if Radian Guaranty fails to meet the Statutory RBC Requirement in one or more states, it could be required to suspend writing business in some or all of the states in which it does business. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty while its risk-to-capital ratio remained at elevated levels. The franchise value of our mortgage insurance business would likely be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states.
Radian Guaranty's risk-to-capital position also is dependent on the performance of our financial guaranty portfolio. During the third quarter of 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the performance of our financial guaranty business. Based upon our surveillance of the insured credits in our financial guaranty portfolio, we are not anticipating significant statutory incurred losses in 2012 compared to $99.2 million of statutory incurred losses in 2011. However, if our financial guaranty portfolio performs significantly worse than anticipated, including if we are required to establish (or significantly increase) one or more significant statutory reserves on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. In particular, Radian Asset Assurance provides credit protection on one insured CDO of asset-backed securities ("ABS") with $450.6 million in net par outstanding as of December 31, 2011 (the “CDO of ABS”). In November 2011, the CDO of ABS experienced an approximately $36 thousand interest shortfall, and we established a reserve for this transaction in the fourth quarter of 2011 for statutory accounting purposes. Because Radian Asset Assurance is a direct subsidiary of Radian Guaranty, for the quarter ended December 31, 2011, this statutory reserve had a $91.8 million direct, negative impact on the statutory capital of Radian Guaranty. The statutory reserve for the CDO of ABS at December 31, 2011, reflects our current expectation that there is a high probability that the transaction will be commuted in the near term. If the terms of any commutation differ materially from our current expectations and assumptions, or if a commutation does not occur, it could have a material negative impact on our statutory reserves which, in turn, would have a material adverse impact on Radian Guaranty's statutory capital. There can be no assurance that we will be successful in commuting our risk remaining on the CDO of ABS or that if we are successful, the terms will not be materially different than our assumptions. Any decrease in the capital support from our financial guaranty business would have a negative impact on Radian Guaranty's risk-to-capital position and its ability to remain in compliance with the Statutory RBC Requirements. See “Risks and Uncertainties” below in this Note 1.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We actively manage Radian Guaranty's risk-to-capital position in various ways, including: (1) through reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by monetizing gains in our investment portfolio through open market sales of securities. After the recent $100 million contribution to Radian Guaranty, Radian Group currently has unrestricted cash and liquid investments of $482.8 million (before giving consideration to Radian Group's Tender Offer commenced on February 23, 2012) that may be used to further support Radian Guaranty's risk-to-capital position. Depending on the extent of our future incurred losses, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group. See “Holding Company Liquidity” and “Risks and Uncertainties” below in this Note 1.
Our ability to continue to reduce Radian Guaranty's risk through affiliated reinsurance arrangements may be limited. These arrangements are subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. In addition, certain of these affiliated reinsurance companies currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. One of these affiliated insurance companies, which provides reinsurance to Radian Guaranty for coverage in excess of 25% of certain loans insured by Radian Guaranty, is a sister company of Radian Guaranty, and therefore, any contributions to this insurer would not be consolidated with Radian Guaranty's capital for purposes of calculating Radian Guaranty's risk-to-capital position. In addition, under the GSE Approvals (defined below), we must obtain prior approval from the GSEs to enter into new, or to modify existing, reinsurance arrangements. If we are limited in, or prohibited from, using reinsurance arrangements to reduce Radian Guaranty's risk, it would adversely impact Radian Guaranty's risk-to-capital position.
In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC states, New York does not possess the regulatory authority to grant waivers, and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, Oregon has indicated that it will not consider our waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Of the remaining 11 RBC States, Radian Guaranty has received waivers or similar relief from the following six states: Illinois, Kentucky, New Jersey, Wisconsin, Arizona, and Missouri. Radian Guaranty has applications pending in the five remaining RBC States. There can be no assurance: (1) that Radian Guaranty will be granted a waiver in any of the remaining RBC States; (2) that for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) that for any waiver granted, it will be renewed or extended after its original expiration date; or (4) regarding what, if any, requirements may be imposed as a condition to such waivers, and whether we will be able to comply with any such conditions.
In addition to filing for waivers in the RBC States, we intend to write new first-lien mortgage insurance business in Radian Mortgage Assurance in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. Radian Mortgage Assurance is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states. In February 2012, Radian Mortgage Assurance received approvals from the GSEs to write new mortgage insurance business in any RBC State where Radian Guaranty would be prohibited from writing new business if it were not in compliance with the state's Statutory RBC Requirement without a waiver or other similar relief. These approvals are temporary and are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to1 for Radian Mortgage Assurance, restrictions on the payment of dividends and requirements governing the manner in which Radian Guaranty and Radian Mortgage Assurance conduct affiliate transactions. See “Risks and Uncertainties” below in this Note 1.
It is also possible that if Radian Guaranty were not able to comply with the Statutory RBC Requirements of one or more states, the insurance regulatory authorities in states other than the RBC States could prevent Radian Guaranty from continuing to write new business in such states. If this were to occur, we would need to seek approval from the GSEs to expand the scope of their approvals to allow Radian Mortgage Assurance to write business in states other than the RBC States.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

On February 27, 2012, Radian Group, Radian Guaranty and Radian Mortgage Assurance entered into an agreement with Fannie Mae that provides for the approval of Radian Mortgage Assurance as a direct issuer of mortgage guaranty insurance in the RBC States, subject to certain terms, conditions and restrictions. Under the Fannie Mae Approval, Radian Mortgage Assurance will be eligible to write mortgage insurance only in those RBC States where Radian Guaranty is out of compliance with (or is expected to be out of compliance with) applicable Statutory RBC Requirements and has been unable to obtain a waiver or other similar relief. Fannie Mae's approval is conditioned upon, among other things, Radian Guaranty's using commercially reasonable efforts to obtain waivers or similar relief in those RBC states in which Radian Guaranty anticipates that it will be unable to meet applicable Statutory RBC Requirements. The Fannie Mae Approval requires Radian Group to contribute: (a) $100 million in cash or cash equivalents to Radian Guaranty within 30 days of the effective date of the approval (Radian Group's recent $100 million contribution satisfies this requirement); and (b) in the future, an additional $50 million after the end of the quarter in which it is determined that Radian Guaranty's risk-to-capital ratio exceeded applicable Statutory RBC Requirements. The Fannie Mae Approval expires on December 31, 2013, and may be revoked at any time.
On February 28, 2012, Freddie Mac approved Radian Guaranty's use of Radian Mortgage Assurance as a special purpose mortgage insurer (a “Limited Insurer”) to write business in those RBC States in which Radian Guaranty is not in compliance with (or is not expected to be in compliance with) Statutory RBC Requirements and has not been granted a waiver or other similar relief after trying in good faith to obtain such relief. Under the Freddie Mac Approval, Radian Mortgage Assurance currently is eligible to write business in New York, Ohio, Iowa, Kansas, and subject to certain conditions, Oregon, with the approvals for the remaining RBC states to be evaluated by Freddie Mac when and if such approvals may be required. The Freddie Mac Approval expires on December 31, 2012, and may be revoked at any time. The Freddie Mac Approval contains conditions and restrictions including, among others, that Radian Group make contributions to Radian Guaranty so that Radian Guaranty maintains minimum “Liquid Assets” (as defined in the Freddie Mac Approval) of $700 million. The Freddie Mac Approval is conditioned upon Radian Mortgage Assurance not exceeding a risk-to-capital ratio of 20 to 1. Pursuant to the Freddie Mac Approval, Radian Group must contribute $100 million in cash to Radian Guaranty (Radian Group's recent $100 million contribution satisfies this requirement), and in the future must contribute $50 million in cash or cash equivalents to Radian Mortgage Assurance upon Radian Guaranty's breach of a Statutory RBC Requirement such that the use of Radian Mortgage Assurance is required to continue to write new business in the applicable RBC State.
In the third quarter of 2011, two longstanding competitors, Republic Mortgage Insurance Company ("RMIC") and PMI Group Inc. ("PMI"), ceased writing new mortgage insurance commitments. In October 2011, RMIC was placed into runoff, and in early 2012, RMIC was placed under the supervision of the insurance department of its domiciliary state. PMI ceased writing new mortgage insurance commitments in August 2011 when it was placed under the supervision, and later under the control of, the insurance department of its domiciliary state. In the fourth quarter of 2011, PMI's parent company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Both Fannie Mae and Freddie Mac suspended RMIC, PMI and a PMI subsidiary as approved mortgage insurers. We are uncertain how such events, including the actions taken by the GSEs, will impact the status of Radian Guaranty's on-going requests for waivers and compliance with the GSEs Approvals.
Our existing capital resources may not be sufficient to successfully manage Radian Guaranty's risk-to-capital ratio. Our ability to use waivers and Radian Mortgage Assurance to allow Radian Guaranty to continue to write business with a risk-to-capital position that is not in compliance with the Statutory RBC Requirements is subject to conditions that we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions could be necessary, which we may not have the ability to provide.
Regardless of the waivers and the GSEs approval of Radian Mortgage Assurance, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements. Depending on the extent of our future incurred losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group's available capital to Radian Guaranty and Radian Mortgage Assurance, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt. See “Holding Company Liquidity” and “Risks and Uncertainties” below in this Note 1.

Holding Company Liquidity
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group's principal liquidity demands for the next 12 months include funds for: (i) the payment of certain corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) repayments of our 5.625% Senior Notes due February 2013; (iv) capital support for our mortgage insurance subsidiaries; (v) potential payments to the IRS resulting from the examination by the IRS for the 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $482.8 million at December 31, 2011. This amount includes $150 million of investments contained in our committed preferred trust securities (“CPS”) custodial trusts as discussed below and in Note 6. In November 2011 and February 2012, Radian Group contributed approximately $50.6 million and $100.0 million, respectively, to its mortgage insurance subsidiaries to support their capital positions, as further discussed below. Both of these contributions were effective as of December 31, 2011, and therefore, the $482.8 million of available cash and liquid investments reflects amounts remaining after giving effect to these contributions.
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
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including coupon rate interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $59.6 million. For the same period, payments of interest on our long-term debt are expected to be approximately $41.0 million. These amounts are expected to be fully reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs' approval of Radian Mortgage Assurance as an eligible mortgage insurer, GSE consent is required to modify or amend the expense-sharing agreements. Approximately $30.7 million of future expected corporate expenses and interest expense (approximately $16.7 million for the next 12 months) has been accrued for and paid by certain subsidiaries to Radian Group as of December 31, 2011, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of December 31, 2011, includes these amounts. A portion of these expenses (approximately $15.8 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group. In addition, under the Fannie Mae Approval for Radian Mortgage Assurance, Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or Radian Mortgage Assurance to Radian Group pursuant to the terms of the interest expense sharing arrangements among these entities.  Pursuant to the terms of our expense sharing arrangements, any interest expense payments from Radian Guaranty or Radian Mortgage Assurance to Radian Group in 2012 are expected to be immaterial.
Repayment of 2013 Senior Notes. Our 5.625% Senior Notes with $250 million in principal amount are due in February 2013. On February 23, 2012, Radian Group commenced a "Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of its outstanding 5.625% Senior Notes Due 2013 (the “Notes”) for an aggregate purchase price not to exceed $100 million, which may be increased at our discretion (subject to increase, the “Tender Cap”). Radian Group set an early participation deadline of 5:00 P.M., New York City time, on March 7, 2012, and holders of Notes that validly tender, and do not withdraw their Notes, on or before such time will be eligible to receive an additional payment for their early participation. In the Modified Dutch Auction, the holders of Notes indicate how much principal in Notes, and at what price within Radian Group's specified range, they wish to tender. Based on the aggregate principal amount of Notes tendered and the prices specified by the tendering Note holders, Radian Group will determine the lowest price per $1,000 principal amount of Notes within the range that will enable Radian Group to purchase up to the Tender Cap (or a lower amount if the offer is not fully subscribed). Except for the potential early participation payment, all Notes purchased by Radian Group in the Tender Offer will be purchased at the same price. Radian Group will not purchase Notes below a holder's indicated price per $1,000 principal amount of Notes, and in some cases, Radian Group may actually purchase Notes at a price that is above a holder's indicated price under the terms of the Tender Offer. The Tender Offer is scheduled to expire on March 21, 2012, unless extended or earlier terminated. The Tender Offer is conditioned on the satisfaction or waiver of certain conditions as described in the offering documents for the Tender Offer. Subject to applicable law, we may terminate the Tender Offer if, before such time as any Notes have been accepted for payment, any condition of the Tender Offer is not satisfied or not waived by us. The Tender Offer will be financed using a portion of the $482.8 million of available cash and liquid investments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary, any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. During October 2011, Radian Group paid approximately $77 million to Radian Guaranty, which was the maximum amount required to be paid under the tax-sharing agreement. Radian Group was also obligated to make tax-sharing payments during October 2011 of approximately $7 million to other subsidiaries within our consolidated group. We do not expect to pay any material amounts in 2012 under the tax-sharing agreement. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement. In addition, pursuant to the GSEs' approval of Radian Mortgage Assurance as an eligible mortgage insurer, GSE consent is required to modify or amend the tax-sharing agreement.
As of the balance sheet dates, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses ("NOLs") that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOL on a separate entity basis, then Radian Group may be obligated to fund such subsidiary's share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
Capital Support for Subsidiaries.  In light of on-going losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty's ability to continue writing insurance in those states that impose certain risk-based capital requirements. Radian Group contributed approximately $30 million and $100 million to Radian Guaranty in November 2011 and February 2012, respectively, and completed a series of internal transactions in order to benefit Radian Guaranty's statutory risk-based capital position. In December 2011, Radian Group contributed its ownership interest in Radian Mortgage Assurance to Radian Guaranty, which equaled approximately $17 million and Radian Guaranty sold its minority ownership interest in Enhance Financial Services Group Inc. ("EFSG"), the parent company of Commonwealth Mortgage Assurance Company of Texas ("CMAC of Texas"), to Radian Group for approximately $6 million. Radian Guaranty's risk-to-capital ratio was approximately 21.5 to 1 as of December 31, 2011, after giving effect to all of these transactions, including the February 2012 contribution, which was accrued for in Radian Guaranty's statutory capital as of December 31, 2011. Based on our current projections, Radian Guaranty's risk-to-capital ratio is expected to continue to increase and, absent any further capital contributions from Radian Group, exceed 25 to 1 in 2012. Depending on the extent of our future mortgage insurance losses along with other factors, the amount of capital contributions that may be required to maintain compliance with applicable risk based capital requirements could be significant and could exceed all of Radian Group's remaining available liquidity. See Insurance Regulatory-Capital Requirements above in this Note 1.
Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations, by the GSEs or the rating agencies. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently are operating at or near minimum capital levels and have required, and may continue to require in the future, additional capital contributions from Radian Group. In October 2011, Radian Group contributed approximately $20.6 million to CMAC of Texas to satisfy the minimum capital requirements required in Texas.
As of December 2011, Radian Group and CMAC of Texas entered into an Assumption and Indemnification Agreement with regard to certain proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of Real Estate Mortgage Investment Conduits (“REMICs”) currently held by CMAC of Texas. See Note 15 below. This indemnification was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise would have been required for CMAC of Texas to maintain its minimum statutory surplus requirements due to of our remeasurement, as of December 31, 2011, of uncertain tax positions related to the portfolio of REMICs. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS, and we are currently contesting the proposed adjustments related to the REMICs.
Dividends.  Our quarterly common stock dividend is $0.0025 per share. Assuming that our outstanding common stock remains constant at 133,199,159 shares (the number of shares outstanding at December 31, 2011), we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In addition to existing available cash and marketable securities, Radian Group's principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries. Radian Guaranty's ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance department approval. In light of ongoing losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to its direct parent, Radian Guaranty, and not to Radian Group.
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million in principal amount due in 2015 and $450 million in principal amount due in 2017; and (ii) potential additional capital contributions to our mortgage insurance subsidiaries. We may, from time to time, seek to redeem or repurchase, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, one or more tender offers or otherwise, as circumstances may allow. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
Pursuant to Freddie Mac's approval of Radian Mortgage Assurance as a special purpose mortgage insurer, dated February 28, 2012, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty are at least $700 million throughout the term of then approval. “Liquid Assets” are the sum of (i) aggregate cash and cash equivalents; and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Government Nationals Mortgage Association ("Ginnie Mae"); (b) securities rated single A or higher by either Moody's Investor Service ("Moody's"), Standard & Poor's Rating System ("S&P") or Fitch Ratings ("Fitch") with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that, U.S. Treasury securities with remaining maturities in excess of five years shall not exceed ten percent of the Liquid Assets. As of December 31, 2011, Liquid Assets were approximately $1.2 billion. Although we do not expect that Radian Guaranty's Liquid Assets will fall below $700 million before December 31, 2012, we do expect the amount of Liquid Assets to continue to decline materially after December 31, 2011 and through the end of 2012 (and potentially thereafter) as Radian Guaranty's claim payments and other uses of cash continue to exceed cash generated from operations.
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities, including, if necessary, $150 million held in the CPS trust accounts; (ii) potential private or public issuances of debt or equity securities; (iii) potential cash received under expense-sharing arrangements with our subsidiaries; (iv) the potential sale of assets; and (v) dividends from our subsidiaries, to the extent available. See “Risks and Uncertainties” below in this Note 1.
Risks and Uncertainties
Radian Group and its subsidiaries are subject to risks and uncertainties that could affect amounts reported in our financial statements in future periods. Adverse business and economic conditions have resulted in incurred losses that have reduced our insurance subsidiaries' statutory capital, requiring contributions that have reduced holding company liquidity. Further, statutory capital requirements are subject to regulatory discretion and approval. Our future performance and financial condition are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimates and forward-looking statements, including but not limited to, the following:

•
Potential adverse effects of the failure or significant delay of the U.S. economy to fully recover from the most recent recession and prolonged economic downturn, including ongoing uncertainty in the housing and related credit markets and high unemployment, which could increase our mortgage insurance or financial guaranty losses beyond existing expectations. (See Notes 10, 11 and 12).

•
Potential adverse effects if there are adverse developments with respect to our estimate related to the likelihood, magnitude and timing of losses in connection with establishing loss reserves or premium deficiency reserves for our mortgage insurance or financial guaranty businesses. (See Notes 10, 11 and 12).

•
Potential adverse effects on us if the capital and liquidity levels of Radian Group or our regulated subsidiaries' statutory capital levels are deemed inadequate to support current business operations and strategies.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

•
Potential adverse effects if Radian Guaranty's regulatory risk-based capital position fails to comply with applicable state statutory or regulatory risk-based capital requirements, including if waivers or similar relief from the states that impose such statutory or regulatory risk-based capital requirements are not obtained. These risks include the possibility that: (i) insurance regulators or the GSEs may limit or cause Radian Guaranty to cease writing new mortgage insurance; (ii) the GSEs may terminate or otherwise restrict Radian Guaranty's eligibility to insure loans purchased by the GSEs; (iii) Radian Guaranty's customers may decide not to insure loans with Radian Guaranty or may otherwise limit the type or amount of business done with Radian Guaranty; and (iv) state or federal regulators could pursue regulatory actions or proceedings, including possible supervision or receivership actions, against us in the future. (See Note 15 for additional information regarding our statutory capital).

•
The possibility that we may fail to comply with applicable debt covenants, which could result in a default under our long-term debt and accelerate our obligation to repay our outstanding debt, if pursuant to regulatory action, a receiver is appointed for one of our significant insurance subsidiaries.

•
Factors adversely affecting Radian Group's capital and liquidity that could cause Radian Group to have insufficient sources of capital and liquidity to meet all of its expected obligations in the near-term, including the $250 million of principal amount of our debt due in 2013, our failure to estimate accurately the likelihood and potential effects of the various risks and uncertainties described in this report, as well as potential regulatory, legal or other changes to our tax- or expense-allocation agreements among Radian Group and its subsidiaries.

•
Potential adverse effects resulting from the final determination or settlement of tax audits and examinations and any potential related litigation, as well as changes in tax laws, rates, regulations and policies, or interpretations of any of the foregoing that could have a material impact on our tax liabilities, tax assets and our results of operations or financial condition.

•
Potential adverse effects from legislative efforts to reform the housing finance market, including the possibility that new federal legislation could reduce or eliminate the requirement for private mortgage insurance or place additional significant obligations or restrictions on mortgage insurers.

•
Potential adverse impact on our businesses as a result of the implementation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), including whether and to what extent loans with mortgage insurance are considered "qualified residential mortgages" for purposes of the Dodd-Frank Act securitization provisions or "qualified mortgages" for purposes of the “ability to repay” provisions of the Dodd-Frank Act, and potential obligations to post collateral on our existing insured derivatives portfolio.

•
Our businesses have been significantly affected by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies, and the Federal Housing Authority ("FHA") remains our primary competitor outside of the private mortgage insurance industry. The GSEs' federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home's value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-loan-to-value ("LTV") mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including pursuing new products for purchasing high-LTV loans that are not insured by private mortgage insurance, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In September 2008, the Federal Housing Finance Agency ("FHFA") was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The continued role of the conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business.

Management believes that it will be able to maintain adequate liquidity to meet Radian Group's short-term liquidity needs, and accordingly, management has prepared these financial statements on the basis that Radian Group will continue to operate as a going concern. However, in light of the risks and uncertainties mentioned above, we may be unable to continue to execute on our plan as discussed above under “Capital Preservation and Liquidity Management Initiatives,” which could have a material adverse effect on our financial position (including holding company liquidity), statutory capital, results of operations and cash flows. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects, financial condition and our ability to continue as a going concern.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

2. Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, exercises significant influence (generally ownership interests ranging from 20% to 50%), are accounted for in accordance with the equity method of accounting. VIEs where we are the primary beneficiary are consolidated, as described in Note 6. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated.
Certain prior period balances have been reclassified to conform to the current period presentation. We have reflected in Note 5 the additional disclosures required by the accounting standard update of fair value measurements, including the disclosures that were effective January 1, 2011. The 2010 information has been updated to be consistent with the 2011 disclosure.
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
Reserve for Losses and LAE
We establish reserves to provide for losses and LAE and the estimated costs of settling claims in both our mortgage insurance and financial guaranty segments, in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, it does not provide any other specific guidance. Therefore, because of the lack of specific guidance, we establish reserves for mortgage insurance using the guidance contained in this standard, supplemented with other accounting guidance as described below.
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. As such, we cannot be certain that our established reserves will be adequate to cover ultimate losses on incurred defaults.
Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures to entire policies with insureds and reinsureds for an agreed upon payment, or payments, often at a discount to the previously estimated ultimate liability. As a result of exiting all exposures to such policies, all reserves for losses and LAE and other balances relating to the insured or reinsured policy are eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures, or other negotiated terminations, which may result in differences in the accounting between transactions, or between our statutory financial statements and financial statements presented on a GAAP basis.
Mortgage Insurance
In the mortgage insurance segment, reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on these estimates, we arrive at our estimate of loss reserves at a given point in time.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are increased as defaulted loans age, because they are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates. However, in light of existing foreclosure backlogs and efforts to increase loan modifications among defaulted borrowers, significantly more uncertainty remains regarding current estimates with respect to the later stage defaults than was historically typical. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported ("IBNR") to us on a timely basis by the servicer, and for defaults related to previously rescinded policies and denied claims which are likely to be reinstated (in the case of previously rescinded policies) or resubmitted (in the case of previously denied claims). Our estimates of amounts related to reinstatements and resubmissions are included in IBNR. Due to the period of time (generally up to 90 days) that we give the insured to rebut our decision to rescind coverage before we consider a policy to be rescinded and removed from our default inventory, we currently expect only a limited percentage of policies that were rescinded to ultimately be reinstated. We currently expect a greater percentage of claims that were denied to ultimately be resubmitted as a perfected claim and paid. Most often, a claim denial is the result of the servicer's inability to provide the loan origination file or other servicing documents for review. Under the terms of our Master Policy, our insureds have up to one year after foreclosure to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second loss position, we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record only a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See "Reserve for Premium Deficiency" below for an exception to this general principle.
For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alternative-A ("Alt-A"), or Subprime), type of insurance (i.e., primary or pool), vintage year, loss position (i.e., with or without a deductible), and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a "roll rate" analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. In recent years, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation, reflecting the poor underwriting periods of 2005 through 2008. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance, and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves.
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 43% at December 31, 2011, compared to 40% at December 31, 2010. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of December 31, 2011, our default to claim rate estimate, net of our estimate for insurance rescissions and claim denials, ranged from 19% for insured loans that had missed two to three monthly payments, to 52% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio. The percentage of defaults associated with our defaulted loans originated in 2005 through 2008 as a percentage of total defaults was 76.2% and 78.3% at December 31, 2011 and 2010, respectively. The elevated levels in the rate of rescissions and denials since 2009 have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory includes an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies for which an initial intent to rescind letter has been sent to our lender customers to remain in-force and ultimately to be paid, as a result of valid challenges by such policy holders during the limited period specified in such letters. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied claims which we believe are likely to be reinstated (in the case of previously rescinded policies), or resubmitted (in the case of previously denied claims).
We make regular adjustments to the underlying assumptions in our model as discussed above, and believe the amount generated by our model at December 31, 2011, represents our best estimate of our future losses and LAE on existing defaults.
Financial Guaranty
In our financial guaranty segment, we recognize a claim liability on our non-derivative transactions prior to an event of default (insured event) when there is evidence that credit deterioration has occurred for a particular policy and the present value of the expected claim loss exceeds the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under, or in connection with, the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of possible outcomes, including potential settlements or commutations, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, and based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we use information provided by the ceding company, as well as our specific knowledge of the credit for determining expected loss.
The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. Risk management is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied during the ongoing monitoring and surveillance of each exposure in the portfolio. See Note 12 for further information.
Reserve for Premium Deficiency ("PDR")
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product exceeds the net present value of expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for our financial guaranty and mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation, and utilize our pre-tax investment yield to discount certain cash flows for this analysis.
For our financial guaranty business, in order to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge.
For purposes of our premium deficiency analysis, we group our mortgage insurance products into two categories, first-lien and second-lien.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment and the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid.
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
Derivative Instruments
Derivative instruments are recorded at fair value, and changes in fair value are recorded in change in fair value of derivative instruments in the statement of operations. All of our derivative instruments are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations under the contracts. Our credit protection in the form of CDSs within our mortgage insurance segment (prior to their termination) and financial guaranty segment, derivative liabilities related to consolidated VIEs, NIMS derivative assets and financial guaranty contracts on NIMS that were not consolidated, and put options on money market CPS that were not consolidated, are all recorded at fair value, with changes in their fair value (prior to their consolidation) included in change in fair value of derivative instruments in our consolidated statements of operations. See Note 4 for further information.
We record premiums and origination costs related to our CDSs and certain other derivative contracts in change in fair value of derivative instruments and policy acquisition costs, respectively, on our consolidated statements of operations. Our classification of these contracts is the same whether we are a direct insurer or we reinsure these contracts.
VIEs
Effective January 1, 2010, we adopted the accounting standard update regarding improvements to financial reporting by enterprises involved with VIEs. As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties where we have provided credit protection directly on variable interests and, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. As defined by the accounting standard, VIEs include corporations, trusts or partnerships in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance activities without additional subordinated financial support. In addition, as a result of the update to the standard regarding accounting for transfers of financial assets, effective January 1, 2010, special purpose entities that were previously considered qualifying special purpose entities (“QSPEs”) are to be considered in the VIE accounting framework as prescribed by the standard regarding financial reporting by enterprises involved with VIEs.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of December 31, 2011, we have determined that we are the primary beneficiary of our NIMS transactions, our CPS transactions and certain financial guaranty structured transactions, and we did not identify any new VIEs to be consolidated in 2011. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty, or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our consolidated statements of operations in the period in which the transaction occurs.
We have included the additional disclosures required by the update to the accounting standard regarding fair value measurements and disclosures pertaining to the reconciliation of Level III fair value measurements. See Note 5 for additional information.
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

Level I	— Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II	— Prices or valuations based on observable inputs other than quoted prices in active markets for identical or similar assets and liabilities; and

Level III	— Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At December 31, 2011, our total Level III assets were approximately 4.9% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Available for sale securities, trading securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value as described in Note 5. All derivative instruments and contracts are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments, and certain other assets are included in our consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income (loss).
Insurance Premiums-Revenue Recognition
Mortgage insurance premiums written on an annual and multi-year basis are initially recorded as unearned premiums and earned over the policy term. Premiums written on a monthly basis are earned over the period that coverage is provided. Annual premiums are amortized on a monthly, straight-line basis. Multi-year premiums are amortized over the terms of the contracts in relation to the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in a manner consistent with how direct premiums are earned. Premiums on certain structured transactions in our mortgage insurance business are recognized over the period that coverage is provided.
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
Deferred Policy Acquisition Costs
Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies. This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs. We amortized $36.1 million of deferred policy acquisition costs in our mortgage insurance business in both 2011 and 2010, and $27.6 million during 2009.
Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results. We amortized $16.7 million, $17.4 million and $35.5 million of deferred policy acquisition costs in our financial guaranty business during 2011, 2010 and 2009, respectively. As a result of the commutation of $9.8 billion of net par outstanding in 2009, we wrote off $8.9 million of deferred policy acquisition costs at that time. Origination costs of derivative contracts were expensed as incurred.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In October 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update is effective for fiscal years beginning after December 15, 2011, and redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs will result in additional expenses in our mortgage insurance business being charged to earnings when incurred, rather than being deferred. There is no change to the amortization requirements due to this update. We have adopted this update on a prospective basis as of January 1, 2012. Since we have discontinued writing any new financial guaranty business, there will be no impact to our financial guaranty segment from this update. However, while we are currently still evaluating the impact this new guidance will have on our consolidated financial statements and disclosures, we expect that the implementation of this new guidance will materially reduce the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts, which totaled $46.2 million and $42.2 million in initial deferred costs for the years ended December 31, 2011 and 2010, respectively. The update will result in accelerating the recognition of certain expenses associated with these contracts. The lower amount of deferred acquisition costs will also result in decreased amortization expense, which should partially offset the effect to our net income. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect to the total acquisition costs to be recognized over time or to our cash flows.
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
In 2010, we were required to establish a valuation allowance against our deferred tax asset ("DTA") as it was more likely than not that all or some portion of our DTA would not be realized. At each balance sheet date, we re-assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income versus capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years, and the continued uncertainty around our future operating results. We also considered several sources of positive evidence when assessing the need for a valuation allowance such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments, (ii) investment gains or losses, (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes, and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year of 2011, we booked our income tax expense (benefit) in interim periods based on actual results of operations.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Cash and Restricted Cash
Included in our restricted cash balances are funds for a mortgage insurance reserve policy held in escrow for any future duties, rights and liabilities, funds held as collateral under our insurance trust agreements for our previous and current health care provider, and funds held in trust for the benefit of certain policyholders.
Within our consolidated statements of cash flows, we classify cash receipts and cash payments related to items measured at fair value according to their nature and purpose. During most of 2009, our trading securities activity reflected active and frequent buying and selling, as market prices of our investments strengthened as a result of the improving domestic and global economic environment, and we made the decision to opportunistically realize gains in the investment portfolio. As such, this activity was reflected as cash flows from operating activities within our consolidated statements of cash flows during most of 2009. Beginning in the fourth quarter of 2009, we began classifying purchases of trading securities within cash flows from investing activities, since those purchases are more consistent with our overall investment strategy. While our 2011 and 2010 trading securities activity was significant, it was primarily driven by strategic repositioning of the portfolio in order to: (1) shorten duration for liquidity purposes, and (2) increase our allocation to taxable bonds to maximize our after-tax yields. Because this activity relates to overall strategic initiatives and is not trading related, it is reflected as cash flows from investing activities.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders' equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Beginning in the second quarter of 2009, we classified all security purchases as trading securities. Short-term investments consist of assets invested in money market instruments, certificates of deposit and highly liquid, interest bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Note 5 for further discussion on the fair value of investments.
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
On April 1, 2009, we adopted a new accounting standard regarding recognition and presentation of OTTI. In accordance with this new standard, we record an OTTI on a security if we intend to sell the impaired security or if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of cash flows we expect to collect is less than the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities that are other-than-temporarily impaired are separated into: (i) the portion of loss that represents the credit loss, and (ii) the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. For securities held as of April 1, 2009, that had previously been other-than-temporarily impaired, an after-tax transition adjustment of $21.5 million was booked to reclassify the non-credit loss portion of these impairments from retained earnings to accumulated other comprehensive income (loss). In evaluating whether a decline in value is other-than-temporary, we consider several factors in addition to the above, including, but not limited to, the following:

•	the extent and the duration of the decline in value;

•	the reasons for the decline in value (e.g., credit event, interest related or market fluctuations); and

•	the financial position, access to capital and near term prospects of the issuer, including the current and future impact of any specific events.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Accounts and Notes Receivable
Accounts and notes receivable consist primarily of accrued premiums receivable due from our mortgage insurance and financial guaranty customers. Accounts and notes receivable are carried at their estimated collectible amounts, net of any allowance for doubtful accounts, and are periodically evaluated for collectability based on past payment history and current economic conditions.
Company-Owned Life Insurance
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our consolidated balance sheets. At December 31, 2011 and 2010, the cash surrender value of company-owned life insurance totaled $73.7 million and $71.6 million, respectively.
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
Recent Accounting Pronouncements
In May 2011, the FASB issued an update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (i) clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and (ii) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures
In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update eliminates the current presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) in which the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued another update to the accounting standard regarding comprehensive income, which defers the effective date for the requirement noted above to present, on the face of the consolidated financial statements, the reclassification of items out of accumulated other comprehensive income. This update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.

3. Segment Reporting
Our mortgage insurance and financial guaranty segments are strategic business units that are managed separately on an operating basis. Prior to January 1, 2011, we also had a third segment—financial services. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We allocate corporate cash and investments to our segments based on internally allocated capital. The results for each segment for each reporting period can cause significant volatility in allocated capital.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Summarized financial information concerning our current and previous operating segments, as of and for the periods indicated, are as follows:

	December 31, 2011
(In thousands)	Mortgage Insurance	Financial Guaranty	Consolidated
Net premiums written—insurance	$717,264	$(10,017)	$707,247
Net premiums earned—insurance	$680,895	$75,130	$756,025
Net investment income	93,678	69,842	163,520
Net gains on investments	126,205	75,972	202,177
Net impairment losses recognized in earnings	(1,202)	—	(1,202)
Change in fair value of derivative instruments	(632)	629,027	628,395
Net gains on other financial instruments	3,864	189,465	193,329
Other income	5,369	230	5,599
Total revenues	908,177	1,039,666	1,947,843
Provision for losses	1,293,857	2,664	1,296,521
Change in reserve for premium deficiency	(7,092)	—	(7,092)
Policy acquisition costs	36,051	16,712	52,763
Other operating expenses	132,225	43,585	175,810
Interest expense	13,894	47,500	61,394
Total expenses	1,468,935	110,461	1,579,396
Equity in net income of affiliates	—	65	65
Pretax (loss) income	(560,758)	929,270	368,512
Income tax provision (benefit)	83,157	(16,795)	66,362
Net (loss) income	$(643,915)	$946,065	$302,150
Cash and investments	$3,210,279	$2,635,889	$5,846,168
Deferred policy acquisition costs	52,094	87,812	139,906
Total assets	3,470,103	3,186,662	6,656,765
Unearned premiums	233,446	403,926	637,372
Reserve for losses and LAE	3,247,900	63,002	3,310,902
VIE debt	9,450	218,790	228,240
Derivative liabilities	—	126,006	126,006

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2010
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
Net premiums written—insurance	$699,909	$(8,028)	$—	$691,881
Net premiums earned—insurance	$739,631	$86,102	$—	$825,733
Net investment income	104,030	74,730	—	178,760
Net gains on investments	84,004	55,940	—	139,944
Net impairment losses recognized in earnings	(90)	—	—	(90)
Change in fair value of derivative instruments	32,381	(591,093)	—	(558,712)
Net losses on other financial instruments	(48,137)	(163,544)	—	(211,681)
Gain on sale of affiliate	—	—	34,815	34,815
Other income	7,208	364	1,124	8,696
Total revenues	919,027	(537,501)	35,939	417,465
Provision for losses	1,730,801	8,443	—	1,739,244
Change in reserve for premium deficiency	(14,621)	—	—	(14,621)
Policy acquisition costs	36,102	17,367	—	53,469
Other operating expenses	141,172	50,520	250	191,942
Interest expense	11,668	30,109	—	41,777
Total expenses	1,905,122	106,439	250	2,011,811
Equity in net income of affiliates	—	78	14,590	14,668
Pretax (loss) income	(986,095)	(643,862)	50,279	(1,579,678)
Income tax provision	157,082	51,509	17,598	226,189
Net (loss) income	$(1,143,177)	$(695,371)	$32,681	$(1,805,867)
Cash and investments	$4,037,578	$2,643,052	$—	$6,680,630
Deferred policy acquisition costs	41,939	106,387	—	148,326
Total assets	4,801,953	2,818,934	—	7,620,887
Unearned premiums	197,260	489,104	—	686,364
Reserve for losses and LAE	3,524,971	71,764	—	3,596,735
VIE debt	141,006	379,108	—	520,114
Derivative liabilities	—	723,579	—	723,579

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2009
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
Net premiums written—insurance	$630,076	$(186,228)	$—	$443,848
Net premiums earned—insurance	$724,423	$101,478	$—	$825,901
Net investment income	129,871	84,315	4	214,190
Net gains on investments	161,637	95,504	—	257,141
Net impairment losses recognized in earnings	(9,246)	(23)	—	(9,269)
Change in fair value of derivative instruments	(14,428)	114,386	—	99,958
Net (losses) gains on other financial instruments	(96,022)	7,453	—	(88,569)
Other income	12,258	1,394	374	14,026
Total revenues	908,493	404,507	378	1,313,378
Provision for losses	1,300,827	36,747	—	1,337,574
Change in reserve for premium deficiency	(61,504)	—	—	(61,504)
Policy acquisition costs	27,563	35,471	—	63,034
Other operating expenses	140,487	67,223	(3,940)	203,770
Interest expense	15,372	30,638	—	46,010
Total expenses	1,422,745	170,079	(3,940)	1,588,884
Equity in net income of affiliates	—	—	33,226	33,226
Pretax (loss) income	(514,252)	234,428	37,544	(242,280)
Income tax (benefit) provision	(176,456)	68,641	13,414	(94,401)
Net (loss) income	$(337,796)	$165,787	$24,130	$(147,879)
Cash and investments	$3,775,682	$2,438,694	$—	$6,214,376
Deferred policy acquisition costs	35,854	124,427	—	160,281
Total assets	4,949,815	2,985,919	121,424	8,057,158
Unearned premiums	240,346	583,275	—	823,621
Reserve for losses and LAE	3,450,538	128,444	—	3,578,982
VIE debt	287,995	8,085	—	296,080
Derivative liabilities	—	238,697	—	238,697
Net premiums earned attributable to foreign countries and long-lived assets located in foreign countries were immaterial for the periods presented.
As of December 31, 2011, California is the only state that accounted for more than 10% of our mortgage insurance business measured by primary risk in force. California accounted for 15.3% of our mortgage insurance segment's direct primary new insurance written ("NIW") for the year ended December 31, 2011, compared to 12.8% and 16.9% for the years ended December 31, 2010 and 2009, respectively. At December 31, 2011, California accounted for 11.8% of our mortgage insurance segment's primary risk in force at December 31, 2011, compared to 11.4% at December 31, 2010. California also accounted for 10.5% of our mortgage insurance segment's pool risk in force at December 31, 2011, compared to 10.9% at December 31, 2010.
The largest single mortgage insurance customer (including branches and affiliates), measured by primary NIW, accounted for 10.1% of NIW during 2011, compared to 15.5% and 16.1% in 2010 and 2009, respectively. At December 31, 2011 and 2010, we received premium revenue from two of our mortgage insurance customers, each of which exceeded 10% of our consolidated revenues.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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

	December 31,
(In millions)	2011	2010
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$15.4	$14.5
NIMS assets	1.6	10.9
Other	0.2	0.8
Total derivative assets	17.2	26.2
Derivative liabilities:
Financial Guaranty credit derivative liabilities	106.5	704.4
Financial Guaranty VIE derivative liabilities	19.5	19.2
Total derivative liabilities	126.0	723.6
Total derivative liabilities, net	$108.8	$697.4
The notional value of our derivative contracts at December 31, 2011, and December 31, 2010, was $36.5 billion and $41.6 billion, respectively.
The components of the gains (losses) included in change in fair value of derivative instruments are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Statements of Operations
Net premiums earned—derivatives	$41.7	$47.1	$55.7
Financial Guaranty credit derivatives	598.0	(583.2)	118.0
Financial Guaranty VIE derivatives	(10.7)	(14.5)	—
NIMS	(1.6)	(0.9)	(6.2)
Mortgage Insurance domestic and international CDSs	—	—	(4.8)
Put options on CPS	—	(6.1)	(56.2)
Other	1.0	(1.1)	(6.5)
Change in fair value of derivative instruments	$628.4	$(558.7)	$100.0
The valuation of derivative instruments may result in significant volatility in gains and losses from period to period as reported on our consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying ABS. Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk and consequently, changes in the market's perception of our non-performance risk also result in gains and losses on our derivative instruments. Any incurred gains or losses (which include any claim payments) on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments in our mortgage insurance and financial guaranty businesses are based on assumptions and estimates that are inherently subject to risk and uncertainty, our fair value amounts could vary significantly from period to period. See Note 5 for information on our fair value of financial instruments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table shows selected information about our derivative contracts:

($ in millions)	December 31, 2011
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	—	$—	$1.8
CDOs	74	29,493.5	(5.1)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities ("TruPs")	19	1,894.2	(26.5)
CDOs of commercial mortgage-backed securities ("CMBS")	4	1,831.0	(27.1)
Other:
Structured finance	8	716.6	(13.4)
Public finance	24	1,543.5	(9.5)
Total Non-Corporate CDOs and other derivative transactions	55	5,985.3	(76.5)
Assumed financial guaranty credit derivatives:
Structured finance	235	899.4	(8.2)
Public finance	9	138.5	(1.3)
Total Assumed	244	1,037.9	(9.5)
Financial Guaranty VIE derivative liabilities (2)	—	—	(19.5)
Grand Total	373	$36,516.7	$(108.8)
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy, as observable market data is readily available. A small number of our equity securities, however, are categorized in Level III of the fair value hierarchy due to a lack of market-based transaction data or the use of model-based evaluations.
Other investments—These securities primarily consist of short-term commercial paper within CPS trusts and short-term certificates of deposit, which are categorized in Level II of the fair value hierarchy. The fair value of the remaining securities is categorized in Level III of the fair value hierarchy, and is generally estimated by discounting estimated future cash flows.
We are responsible for the determination of the value of all investments carried at fair value and the supporting methodologies and assumptions. To assist us in this responsibility, we utilize independent third-party valuation service providers to gather, analyze, and interpret market information and estimate fair values based upon relevant methodologies and assumptions for various asset classes and individual securities. We perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes: (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services' valuations to other independent sources; (iii) a review of month to month price fluctuations; and (iv) a comparison of actual purchase and sale transactions with valuations received from third parties. These processes are designed to ensure that our investment values are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
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

(In basis points)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Radian Group's five-year CDS spread	2,732	465	1,530	2,466

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related (1)	1,520.2	1,405.3	114.9
NIMS-related (2)	17.4	9.6	7.8
Total	$2,000.7	$1,872.9	$127.8

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2010	Impact of Radian Non-Performance Risk December 31, 2010	Fair Value Liability Recorded December 31, 2010
Product
Corporate CDOs	$387.1	$281.5	$105.6
Non-Corporate CDO-related (1)	1,696.2	934.1	762.1
NIMS-related (2)	134.1	4.8	129.3
Total	$2,217.4	$1,220.4	$997.0
________________

(1)	Includes the net liability recorded within derivative assets and derivative liabilities, and the net liability recorded within VIE debt and other financial statement line items for consolidated VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.

Radian Group's five-year CDS spread at December 31, 2011, implies a market view that there is an 84% probability that Radian Group will default in the next five years as compared to a 32% implied probability of default at December 31, 2010. The cumulative impact attributable to the market's perception of our non-performance risk increased by $652.5 million during 2011, as presented in the table above. This increase was primarily the result of the widening of Radian Group's CDS spreads during this period.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default, and (2) 90% of the aggregate net par outstanding of our corporate CDO transactions (as of December 31, 2011) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination at zero, such that none of these contracts are in a derivative asset position. As of December 31, 2011, 19% of the aggregate net par outstanding of our corporate CDO transactions were capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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

The CDX index is an index based on a synthetic corporate CDO that comprises a list of corporate obligors and is segmented into multiple tranches of synthetic senior unsecured debt of these obligors ranging from the equity tranche (i.e., the most credit risk or first-loss position) to the most senior tranche (i.e., the least credit risk). We refer to each of these tranches as a "standard CDX tranche." A tranche is defined by an attachment point and detachment point, representing the range of portfolio losses for which the protection seller would be required to make a payment.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
For each referenced corporate entity in our corporate CDO transactions, the CDS spreads associated with the term of our transactions ("credit curve") define the estimated expected loss for each entity (as applied in a market standard approach known as "risk neutral" modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying referenced entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are based on historical data. The impact of our correlation assumptions currently does not have a material effect on our fair premium estimates in light of the significant impact of our non-performance risk adjustment as described below.
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
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 43% of our corporate CDO contracts as of December 31, 2011 are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS, and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS, and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 89% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. We also cap the total estimated fair value of the contracts subject to termination at zero, such that none of these contracts are in a derivative asset position. As of December 31, 2011, 26% of the aggregate net par outstanding of our non-corporate CDO transactions were capped in this manner. For our credit card transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
TruPs CDOs—Our TruPs transactions are CDSs on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks, insurance companies, real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. To determine fair value for these transactions, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.
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
One of our CDO of ABS transactions matured during 2010, requiring no payment by us. The investment securities for the remaining CDO of ABS transaction, which is consolidated, have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows for the transaction based on our internal credit analysis, which is based on the current performance of each security. The estimated fair value of the underlying collateral securities is determined using either observed market transactions, including broker-dealer quotes and actual trade activity on similar bonds, or expected cash flows discounted using the yield observed on similar bonds. The present value of the insured cash flows (which represents the VIE debt) is determined using a risk-free rate that is applied to the cash flows adjusted for Radian's non-performance risk. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.
The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $450.6 million at December 31, 2011, which reflects principal due in 2036. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of December 31, 2011, was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of CDOs of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts, as described above under Non-Performance Risk Adjustments on Corporate CDOs, to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the "primaries") of the underlying credits, including the primaries' fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to refine our estimates of the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2011, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries' valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries' models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries' valuations by (1) reviewing the primaries' publicly available information regarding their mark-to-market processes, including methodology and key assumptions, and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
Other Financial Guaranty VIE Consolidated Assets/Liabilities
We are the primary beneficiary for two other VIEs for which we have provided financial guarantees. These VIEs primarily consist of manufactured housing loans and VIE debt to noteholders in the trust. The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for these transactions is determined using a discounted cash flow analysis. We do not currently estimate any projected claims based on our internal credit analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs, and to derive the fair value of the assets in these VIEs, which are reported within other assets on our consolidated balance sheets.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $129.4 million; however, we do not currently expect to pay any claims related to these two VIEs. At December 31, 2011, we recorded $104.0 million of other assets, $103.7 million of VIE debt and $0.3 million of accounts payable and accrued expenses associated with these two VIEs.
NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE Debt
NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets in the NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives, NIMS derivative assets or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a reduction of the derivative liability. Since NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a material effect on estimated fair values. The NIMS credit derivatives, NIMS derivative assets and NIMS VIE debt are all categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS VIEs, the fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally-generated valuation model.
Changes in expected principal credit losses on NIMS could impact our fair value estimate. The gross expected principal credit losses were $18.0 million and $135.6 million as of December 31, 2011 and 2010, respectively, represent substantially all of our total NIMS RIF. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $10.2 million and $6.3 million less than the expected principal credit losses at December 31, 2011 and 2010, respectively. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.
Put Options on CPS and Consolidated CPS VIE Debt
The fair value of our put options on CPS and the CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to any relevant market observations that are available. We purchased substantially all of the securities issued by the three trusts, and we consolidated the assets and liabilities of those trusts during 2010. As of December 31, 2011, there is no consolidated CPS VIE debt because we had purchased all of the CPS in the three trusts and, as such, the put options on CPS are eliminated in consolidation as well.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2011:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$386.9	$723.6	$—	$1,110.5
State and municipal obligations	—	985.0	62.5	1,047.5
Money market instruments	723.2	—	—	723.2
Corporate bonds and notes	—	700.5	—	700.5
RMBS	—	884.7	45.5	930.2
CMBS	—	190.4	35.4	225.8
CDO	—	—	5.5	5.5
Other ABS	—	97.0	2.9	99.9
Foreign government securities	—	102.9	—	102.9
Hybrid securities	—	341.5	4.8	346.3
Equity securities (1)	116.0	152.4	0.8	269.2
Other investments (2)	—	151.6	6.8	158.4
Total Investments at Fair Value (3)	1,226.1	4,329.6	164.2	5,719.9
Derivative Assets	—	0.2	17.0	17.2
Other Assets (4)	—	—	104.0	104.0
Total Assets at Fair Value	$1,226.1	$4,329.8	$285.2	$5,841.1
Derivative Liabilities	$—	$—	$126.0	$126.0
VIE Debt (5)	—	—	228.2	228.2
Total Liabilities at Fair Value	$—	$—	$354.2	$354.2
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising short-term commercial paper within CPS trusts ($150.0 million) and short-term CDs ($1.6 million) included within Level II, and lottery annuities ($1.6 million) and TruPs held by consolidated VIEs ($5.2 million) included within Level III.

(3)
Does not include fixed-maturities held to maturity ($2.6 million) and other invested assets ($61.0 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($9.4 million) and amounts related to financial guaranty VIEs ($218.8 million).

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2010:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$1,075.0	$731.4	$—	$1,806.4
State and municipal obligations	—	1,159.7	23.2	1,182.9
Money market instruments	310.9	—	—	310.9
Corporate bonds and notes	—	1,060.4	—	1,060.4
RMBS	—	913.5	52.5	966.0
CMBS	—	173.6	23.0	196.6
CDO	—	—	2.4	2.4
Other ABS	—	131.1	3.3	134.4
Foreign government securities	—	83.5	—	83.5
Hybrid securities	—	318.9	—	318.9
Equity securities (1)	168.4	168.6	2.9	339.9
Other investments (2)	—	150.0	4.6	154.6
Total Investments at Fair Value (3)	1,554.3	4,890.7	111.9	6,556.9
Derivative Assets	—	—	26.2	26.2
Other Assets (4)	—	—	109.7	109.7
Total Assets at Fair Value	$1,554.3	$4,890.7	$247.8	$6,692.8
Derivative Liabilities	$—	$—	$723.6	$723.6
VIE Debt (5)	—	—	520.1	520.1
Total Liabilities at Fair Value	$—	$—	$1,243.7	$1,243.7
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

(5)
Comprising consolidated debt related to NIMS VIEs ($141.0 million) and amounts related to financial guaranty VIEs ($379.1 million) that required consolidation as of January 1, 2010, under the accounting standard update regarding improvements to financial reporting by enterprises involved with VIEs.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2011:

(In millions)	Beginning Balance at January 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at December 31, 2011
Investments:
State and municipal obligations	$23.2	$1.2	$39.1	$0.6	$—	$0.4	$—	$62.5
RMBS	52.5	(3.1)	—	—	—	3.9	—	45.5
CMBS	23.0	12.4	—	—	—	—	—	35.4
CDO	2.4	2.7	—	—	—	(0.4)	—	5.5
Other ABS	3.3	(0.4)	—	—	—	—	—	2.9
Hybrid securities	—	(0.1)	0.7	—	—	—	4.2	4.8
Equity securities	2.9	(1.2)	3.7	1.0	—	—	(3.6)	0.8
Other investments	4.6	3.2	—	0.7	—	0.3	—	6.8
Total Level III Investments	111.9	14.7	43.5	2.3	—	4.2	0.6	164.2
NIMS derivative assets	11.7	(2.2)	0.3	—	—	7.7	(0.5)	1.6
Other assets	109.7	21.5	—	—	—	27.2	—	104.0
Total Level III Assets	$233.3	$34.0	$43.8	$2.3	$—	$39.1	$0.1	$269.8
Derivative liabilities, net	$709.1	$629.0	$—	$—	$—	$(30.5)	$—	$110.6
VIE debt	520.1	138.5	—	—	—	153.4	—	228.2
Total Level III Liabilities, net	$1,229.2	$767.5	$—	$—	$—	$122.9	$—	$338.8
______________________

(1)
Includes unrealized gains relating to assets and liabilities still held as of December 31, 2011, as follows: $12.0 million for investments, $9.4 million for other assets, $579.1 million for derivative liabilities, and $158.5 million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

    At December 31, 2011, our total Level III assets approximated 4.9% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2010:

(In millions)	Beginning Balance at January 1, 2010	VIE Consolidation at January 1, 2010 (1)	Realized and Unrealized Gains(Losses) Recorded in Earnings (2)	Purchases	Sales	Issuances	Settlements		Transfers Into (Out of) Level III (3)	Ending Balance at December 31, 2010
Investments:
State and municipal obligations	$24.4	$—	$0.1	$1.4	$—	$—	$2.7		$—	$23.2
RMBS	—	44.3	19.6	—	—	—	11.4		—	52.5
CMBS	—	23.8	(0.8)	—	—	—	—		—	23.0
CDO	—	3.8	(1.8)	—	(0.4)	—	—		—	2.4
Other ABS	—	3.5	(0.2)	—	—	—	—		—	3.3
Hybrid securities	0.6	—	—	—	—	—	—		(0.6)	—
Equity securities	1.7	—	0.2	0.4	0.1	—	—		0.7	2.9
Other investments	3.8	3.7	(1.6)	—	1.0	(0.3)	—		—	4.6
Total Level III Investments	30.5	79.1	15.5	1.8	0.7	(0.3)	14.1		0.1	111.9
NIMS and CPS derivative assets	44.7	—	(7.7)	1.3	0.1	(0.1)	26.4	(4)	—	11.7
Other assets	—	119.7	18.3	—	—	—	28.3		—	109.7
Total Level III Assets	$75.2	$198.8	$26.1	$3.1	$0.8	$(0.4)	$68.8		$0.1	$233.3
Derivative liabilities, net	$214.9	$(51.8)	$551.2	$—	$—	$—	$(5.2)		$—	$709.1
VIE debt	296.1	253.5	213.5	—	—	—	(243.0)	(5)	—	520.1
Total Level III Liabilities, net	$511.0	$201.7	$764.7	$—	$—	$—	$(248.2)		$—	$1,229.2
______________

(1)	Represents the impact of our adoption of the accounting standard update regarding improvements to financial reporting by enterprises involved with VIEs.

(2)
Includes unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2010, as follows: $12.6 million for investments, $(1.4) million for NIMS derivative assets, $4.0 million for other assets, $(588.1) million for derivative liabilities, and $(165.7) million for VIE debt.

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Realized and unrealized gains and losses on investments and VIE debt included in Level III are generally recorded in net gains (losses) on other financial instruments. Realized and unrealized gains and losses on Level III derivative instruments are recorded in the change in fair value of derivative instruments.

 Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets were as follows as of the dates indicated:

	December 31, 2011		December 31, 2010
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$2.6	$2.7	$10.8	$11.4
Short-term investments (carried at cost)	—	—	1.6	1.6
Other invested assets	61.0	62.8	59.6	58.4
Liabilities:
Long-term debt	818.6	471.3	964.8	1,082.5
Non-derivative financial guaranty liabilities	342.3	425.7	406.1	531.1
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Our ability to accurately estimate the fair value of our non-derivative financial guarantees is limited. There are no observable market data points as a result of the disruption in the credit markets and significant rating agency downgrades. These factors have significantly limited our ability to write new financial guaranty business, except in limited circumstances. We believe that in the absence of a principal market, our estimate of fair value described above in a hypothetical market provides the most relevant information with respect to fair value estimates given the information currently available to us. Due to the volume and geographic diversification of our financial guaranty exposures, in the future we may need to consider other key variables that may influence the fair value estimates. Variables not currently incorporated into our current fair value estimate of non-derivative financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guaranty premium levels relative to the underlying insured obligations' credit spreads.
The carrying value of our non-derivative financial guaranty liabilities consists of unearned premiums, premiums receivable, deferred policy acquisition costs, and reserve for losses and LAE as reported on our consolidated balance sheets.

6. VIEs
The following relates to our consolidated and unconsolidated VIEs.
Financial Guaranty Insurance Contracts
Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivatives. For insurance and reinsurance contracts, we record reserves for losses and LAE, and for derivative interests, we record cumulative changes in fair value as a corresponding derivative asset or liability. Our primary involvement with these VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. The underlying collateral in the VIEs includes residential and commercial mortgages, manufactured housing loans, consumer receivables and other financial assets sold to a VIE and repackaged into securities or similar beneficial interests.
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
We also consolidate the assets and liabilities associated with two other financial guaranty transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Prior to their consolidation, these transactions had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of December 31, 2011.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following tables provide a summary of our maximum exposure to losses, and the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated and unconsolidated financial guaranty insurance contracts and credit derivative VIEs:

	Consolidated		Unconsolidated
	December 31,		December 31,
(In millions)	2011	2010	2011	2010
Balance Sheet:
Trading securities	$94.5	$83.2	$—	$—
Derivative assets	—	—	4.1	6.0
Premiums receivable	—	—	3.6	5.2
Other assets	105.9	112.4	—	—
Unearned premiums	—	—	3.8	6.0
Reserve for losses and LAE	—	—	7.9	15.0
Derivative liabilities	19.5	19.2	79.5	585.9
VIE debt—at fair value	218.8	379.1	—	—
Accounts payable and accrued expenses	0.5	0.8	—	—

Maximum exposure (1)	580.0	584.6	6,126.3	6,874.2
_______________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which include an adjustment for our non-performance risk. The maximum exposure is based on the net par amount of our insured obligations as of the reporting date.

	Consolidated			Unconsolidated
	Year Ended December 31,			Year Ended December 31,
(In millions)	2011	2010	2009	2011	2010	2009
Statement of Operations:
Premiums earned	$—	$—	—	$2.6	$2.8	$3.5
Net investment income	8.7	10.9	—	—	—	—
Net gains on investments	14.7	—	—	—	—	—
Change in fair value of derivative instruments—(loss) gain	(10.7)	(14.5)	—	511.2	(478.3)	—
Net gain (loss) on other financial instruments	155.5	(143.5)	—	—	—	—
Provision for losses—increase (decrease)	—	—	—	(6.0)	6.5	(4.4)
Other operating expenses	3.1	3.5	—	—	—	—

Net Cash Inflow (Outflow)	0.8	0.9	—	7.6	(32.1)	(2.8)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
In total, our net cash outflow related to NIMS during 2011 has been primarily as a result of claim payments. All but two of our existing NIMS transactions mature within one year. The following tables provide a summary of our maximum exposure to losses, and the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated NIMS VIEs:

	December 31,
(In millions)	2011	2010
Balance Sheet:
Derivative assets	$1.6	$10.9
VIE debt—at fair value	9.4	141.0

Maximum exposure (1)	18.5	135.8
_______________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which includes an adjustment for our non-performance risk. The maximum exposure is based on the net par amount of our insured obligations as of the reporting date.

	Year Ended December 31,
(In millions)	2011	2010	2009
Statement of Operations:
Net premiums earned	$—	$—	$0.8
Net investment income	0.5	0.4	—
Change in fair value of derivative instruments—loss	(1.6)	(0.9)	(6.2)
Net gain (loss) on other financial instruments	4.4	(39.6)	(99.5)

Net Cash Outflow	(119.1)	(187.1)	(68.1)

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

As of December 31, 2009, we consolidated the assets and liabilities of two of the CPS trusts with which we are involved as we had acquired a majority of the securities issued by these two trusts at that date. We purchased substantially all of the securities issued by the remaining CPS trust in 2010, and we consolidated the assets and liabilities of that trust during 2010. We recognized a loss of $13.9 million within net (losses) gains on other financial instruments upon consolidation, based on the difference between the consideration paid for the CPS trust securities and the net amount of the trust's identifiable assets and liabilities recognized and measured at fair value at the date of consolidation.
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
The following tables provide a summary of our maximum exposure to losses, and the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated and unconsolidated CPS VIEs:

	Consolidated
	December 31,
(In millions)	2011	2010
Balance Sheet:
Short-term investments	$150.0	$150.0

Maximum exposure (1)	150.0	150.0
_____________

(1)	The maximum exposure is based on our carrying amounts of the investments.

	Consolidated			Unconsolidated
	Year Ended December 31,			Year Ended December 31,
(In millions)	2011	2010	2009	2011	2010	2009
Statement of Operations:
Net investment income	$0.2	$—	$—	$—	$—	$—
Change in fair value of derivative instruments—gain (loss)	—	0.2	—	—	(6.3)	(56.2)
Net loss on other financial instruments	—	(25.7)	—	—	—	—
Other operating expenses	0.4	0.4	—	—	—	—

Net Cash Outflow	(0.2)	(83.4)	—	—	(0.9)	(3.7)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

7. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	December 31, 2011
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$2,640	$2,748	$115	$7
	$2,640	$2,748	$115	$7
Fixed-maturities available for sale:
U.S. government and agency securities	$10,931	$13,630	$2,699	$—
State and municipal obligations	87,083	82,692	485	4,876
Corporate bonds and notes	17,267	16,610	390	1,047
RMBS	1,308	1,360	53	1
CMBS	1,660	1,669	25	16
Other ABS	1,019	1,177	158	—
Other investments	1,489	1,595	106	—
	$120,757	$118,733	$3,916	$5,940
Equity securities available for sale (1)	$114,425	$128,424	$14,868	$869
Total debt and equity securities	$237,822	$249,905	$18,899	$6,816
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($116.0 million fair value at December 31, 2011) and various preferred and common stocks invested across numerous companies and industries ($12.4 million fair value at December 31, 2011).

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

	December 31,
(In thousands)	2011	2010
Trading securities:
U.S. government and agency securities	$710,006	$703,636
State and municipal obligations	964,748	983,680
Corporate bonds and notes	683,864	1,034,206
RMBS	928,887	953,416
CMBS	224,180	193,244
CDO	5,467	2,406
Other ABS	98,729	132,149
Foreign government securities (1)	102,851	83,508
Hybrid securities	346,338	318,940
Equity securities	140,764	155,636
Other investments	5,225	2,000
Total	$4,211,059	$4,562,821
______________________

(1)
As of December 31, 2011, nearly all of our foreign government securities were rated A or higher by a Nationally Recognized Statistical Rating Organization ("NRSRO"). As of December 31, 2011, our trading portfolio included no securities of five Eurozone countries (Portugal, Ireland, Italy, Greece and Spain, collectively, the "Stressed Eurozone Countries"), whose sovereign obligations have been under stress due to economic uncertainty, potential restructuring and ratings downgrades, or securities of any other countries under similar stress. As of December 31, 2010, our trading portfolio exposure to the Stressed Eurozone Countries consisted of $15.5 million of Italian securities. Our largest concentrations of foreign government securities as of December 31, 2011, were Germany ($42.6 million fair value) and Japan ($28.0 million fair value).

For trading securities that are still held at December 31, 2011 and 2010, we had net gains during 2011 and 2010 associated with those securities in the amount of $112.1 million and $27.0 million, respectively.
Net investment income consisted of:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Investment income:
Fixed-maturities	$155,183	$174,204	$208,755
Equity securities	11,559	7,623	6,973
Short-term investments	611	1,576	4,289
Other	4,017	2,756	1,466
Gross investment income	$171,370	$186,159	$221,483
Investment expenses	(7,850)	(7,399)	(7,293)
Net investment income	$163,520	$178,760	$214,190

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Net realized and unrealized gains (losses) on investments consisted of:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net realized gains (losses):
Fixed-maturities held to maturity	$491	$295	$133
Fixed-maturities available for sale	(52,473)	(7,661)	91,577
Equities available for sale	6,228	2,001	764
Trading securities	121,393	66,351	107,479
Short-term investments	(1)	(67)	14
Other invested assets	—	388	822
Net realized gains (losses) on investments	75,638	61,307	200,789
Unrealized gains on trading securities	126,539	78,637	56,352
Total gains on investments	$202,177	$139,944	$257,141

 At December 31, 2010, our gross unrealized losses related to state and municipal obligations primarily represented our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement ("MSA") among certain domestic tobacco manufacturers and 46 states and certain territories. During the second quarter of 2011, we sold all of our interests in these bonds realizing a loss on the sale of $53.7 million on proceeds received of $94.3 million. In December 2010, Moody's took certain ratings actions on a category of tobacco settlement bonds, including placing 67 classes in 19 transactions under review for possible downgrade due primarily to a decline in the most recent annual MSA payment to the trusts. Our decision to sell these bonds was in response to additional negative developments during the second quarter of 2011. Specifically, the MSA payments in April 2011 were the lowest in five years, primarily due to a decline in cigarette consumption that exceeded historical and expected levels, which caused several states to announce, in May 2011, that they expected to draw on liquidity reserves later in 2011 to cover shortfalls in cash flows on these bonds. Although we expected the present value of cash flows ultimately to be collected from each security to be sufficient to recover our amortized cost basis, we concluded that the risk profile of these bonds no longer suited our current portfolio objectives, and as a result, changed our prior intent to hold these bonds until maturity, and instead disposed of these securities during the second quarter of 2011.
For the years ended December 31, 2011, 2010 and 2009, we did not sell or transfer any fixed-maturity investments classified as held to maturity. For the years ended December 31, 2011 and 2009, we did not transfer any securities from the available for sale or trading categories. During 2010, we recorded $3.1 million in gains on securities transferred from the available for sale category into the trading category.
The sources of our proceeds and related investment gains (losses) on our available for sale securities are as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Fixed-maturities available for sale:
Proceeds received from redemptions	$32,214	$50,846	$199,551
Proceeds received from sales	136,217	1,218,460	2,463,626
Gross investment gains from sales and redemptions	1,577	23,363	94,974
Gross investment losses from sales and redemptions	(54,050)	(31,024)	(3,397)
Equities available for sale:
Proceeds received from sales	52,014	15,033	33,807
Gross investment gains from sales	6,238	2,006	1,077
Gross investment losses from sales	(10)	(5)	(313)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The change in unrealized gains (losses) recorded in accumulated other comprehensive loss consisted of the following:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Fixed-maturities:
Unrealized holding gains arising during the period, net of tax	$11,328	$23,806	$151,001
Less reclassification adjustment for net (losses) gains included in net income (loss), net of tax	(34,697)	(4,980)	59,392
Net unrealized gains on investments, net of tax	$46,025	$28,786	$91,609
Equities:
Unrealized holding (losses) gains arising during the period, net of tax	$(3,928)	$15,080	$27,335
Less reclassification adjustment for net gains (losses) included in net income (loss), net of tax	2,769	1,242	(5,395)
Net unrealized (losses) gains on investments, net of tax	$(6,697)	$13,838	$32,730

The following tables show the gross unrealized losses and fair value of our available for sale and held to maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

December 31, 2011: ($ in thousands)Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	1	$525	$17	9	$72,653	$4,866	10	$73,178	$4,883
Corporate bonds and notes	6	2,457	97	18	8,902	950	24	11,359	1,047
RMBS	2	354	1	—	—	—	2	354	1
CMBS	—	—	—	1	527	16	1	527	16
Equity securities	1	9,284	869	—	—	—	1	9,284	869
Total	10	$12,620	$984	28	$82,082	$5,832	38	$94,702	$6,816

December 31, 2010: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	6	$3,507	$110	26	$189,194	$70,179	32	$192,701	$70,289
Corporate bonds and notes	31	16,364	852	2	604	24	33	16,968	876
RMBS	1	1,436	14	—	—	—	1	1,436	14
CMBS	3	1,885	39	—	—	—	3	1,885	39
Other ABS	2	802	5	—	—	—	2	802	5
Equity securities	2	205	65	—	—	—	2	205	65
Total	45	$24,199	$1,085	28	$189,798	$70,203	73	$213,997	$71,288
During 2011 and 2010, there were no credit losses recognized in earnings. There were $868 thousand in credit losses recognized in earnings for which a portion of an OTTI was recognized in other comprehensive income ("OCI") from April 1, 2009 (the inception date of the new accounting standard regarding OTTI) through December 31, 2009.
At December 31, 2011 and 2010, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
We have securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of December 31, 2011. For all investment categories, the unrealized losses of 12 months or greater duration as of December 31, 2011, were generally caused by interest rate or credit spread movements since purchase date. As of December 31, 2011, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of December 31, 2011, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at December 31, 2011.
The contractual maturities of fixed-maturity investments are as follows:

	December 31, 2011
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$1,912	$2,022	$1,944	$1,834
Due after one year through five years (1)	424	428	16,594	17,135
Due after five years through ten years (1)	—	—	5,678	5,326
Due after ten years (1)	304	298	92,554	90,232
RMBS (2)	—	—	1,308	1,360
CMBS (2)	—	—	1,660	1,669
Other ABS (2)	—	—	1,019	1,177
Total	$2,640	$2,748	$120,757	$118,733
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.
At December 31, 2011, investments in any person and its affiliates that exceeded 10% of total stockholders' equity were as follows (in thousands):

(In thousands)	Year Ended December 31, 2011
Name	Trading Securities	Short-Term Investments	Total
BlackRock Liquidity Funds T-Fund Money Market	$—	$173,378	$173,378
Fidelity Institutional Treasury Only Portfolio	—	167,631	167,631
Federated Treasury Obligations Fund	—	139,000	139,000
State of Illinois	129,672	—	129,672
Invesco-AIM Advisors STIT Treasury PTF Money Market	—	129,000	129,000
Total	$129,672	$609,009	$738,681
Securities on deposit with various state insurance commissioners amounted to $21.1 million and $17.0 million at December 31, 2011 and 2010, respectively. We also had $116.4 million and $140.0 million (book value) of securities pledged as collateral in accordance with various reinsurance agreements at December 31, 2011 and 2010, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

8. Investment in Affiliates
On May 3, 2010, Radian Guaranty sold to Sherman all of its remaining 28.7% equity interest in Sherman for approximately $172 million in cash. As a result of the sale, in the second quarter of 2010, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million and a pre-tax decrease in accumulated comprehensive income of $29.7 million. In addition, we agreed to terminate certain rights, including our right to a future contingent payment from a previous sale of our equity interest in Sherman.
The following is a rollforward of our investment in Sherman prior to the sale and selected financial information for Sherman:

	Year Ended December 31,
(In thousands)	2010	2009
Sherman
Balance, beginning of period	$121,424	$99,656
Share of net income for period	14,590	33,226
Dividends received	(29,498)	(11,040)
Other comprehensive loss	(381)	(418)
Sale of ownership interest	(106,135)	—
Balance, end of period	$—	$121,424

Portfolio Information:
Sherman
Total assets	n/a	$1,913,296
Total liabilities	n/a	1,461,076
_____________
n/a—not applicable

(In thousands)	Year Ended December 31, 2009
Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$1,216,742
Other revenues	16,873
Derivative mark-to-market	12,071
Total revenues	1,245,686
Expenses
Operating and servicing expenses	515,125
Provision for loan losses	446,917
Interest	105,537
Other	42,542
Total expenses	1,110,121
Net income	$135,565

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

9. Reinsurance
In our mortgage insurance business, we use reinsurance as a risk management tool to reduce our net risk in force, in order to strengthen our regulatory risk-to-capital ratio, and to comply with the insurance regulations of states that require us to limit our coverage percentage of any single risk to 25%. We have primarily used reinsurance in our financial guaranty business to the extent necessary in specific transactions to comply with applicable single risk limits. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums on risk that we have ceded of $0.8 million and $1.0 million at December 31, 2011 and 2010, respectively.
The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net premiums written-insurance:
Direct	$755,758	$788,321	$790,052
Assumed	(11,162)	(6,585)	(207,074)	(1)
Ceded	(37,349)	(89,855)	(139,130)
Net premiums written-insurance	$707,247	$691,881	$443,848
Net premiums earned-insurance:
Direct	$762,428	$891,167	$919,778
Assumed	32,337	29,063	45,749
Ceded	(38,740)	(94,497)	(139,626)
Net premiums earned-insurance	$756,025	$825,733	$825,901
_____________

(1)	This amount includes a $185.6 million reduction related to the commutation of $9.8 billion in net par outstanding.

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We have protected against losses in excess of our expectations on some of the risk associated with non-prime and riskier products by reinsuring this business through Smart Home reinsurance transactions. In 2004, we developed Smart Home as a way to effectively transfer risk from our portfolio to investors in the capital markets. Smart Home mitigates our risk against losses, concentrated positions and riskier products. Since 2004, we have completed four Smart Home reinsurance transactions. In 2011, we exercised our option to terminate two of these transactions, with RIF of approximately $41 million. The two remaining transactions will mature within the next 18 months (one in November 2012 and one in June 2013), and the ultimate recoverable amounts from these transactions will be dependent upon the amount and timing of paid losses in these transactions through their respective maturity dates, or the dates on which they are otherwise terminated. Approximately 2.7% and 3.2% of our primary mortgage risk in force was ceded through Smart Home reinsurance transactions at December 31, 2011 and 2010, respectively. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.
All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. In 2010, we terminated many of our remaining captive reinsurance arrangements on a “cut-off” basis, meaning that the terminated captive arrangements were dissolved and all outstanding liabilities to us were settled. In the fourth quarter of 2010, we terminated two large captive reinsurance arrangements representing $6.0 billion of risk in force. In connection with these terminations, we received $321 million of cash and investments from the captive trust account, which are accounted for as claims recoveries. Since inception, we have received total cash reinsurance recoveries (including recoveries from terminations) from Smart Home and captive reinsurance arrangements of approximately $673.2 million. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. We expect that most of the actual cash recoveries from those captives that have not yet been terminated will be received over the next few years.
The reinsurance recoverable amounts on paid losses are considered to be financing receivables in accordance with the accounting standard regarding accounts receivable, which includes disclosure requirements regarding the credit quality of financing receivables and the allowance for credit losses. We do not record an allowance for credit losses on reinsurance recoverables, as the reinsurance recoverable amounts for both paid and unpaid losses are fully collateralized in the segregated trusts. Therefore, credit exposure is limited to the credit quality of investments held by the trust. Trust assets related to our captive and Smart Home arrangements are required to be invested in investment-grade securities. As of December 31, 2011, the trust assets for these trust accounts consist primarily of cash equivalents, money market investments and investment-grade securities.
The following tables present information related to our captive and Smart Home transactions as of the dates indicated:

	Year Ended December 31,
(In millions)	2011	2010
Risk in force ceded under captive reinsurance arrangements	$340.8	$420.6
Ceded losses recoverable related to captives	90.1	151.7
Ceded losses recoverable related to Smart Home	67.9	93.2

Approximately 25.6% of our total ceded losses recoverable at December 31, 2011, were related to two captive reinsurers.

	Year Ended December 31,
(In millions)	2011	2010	2009
Ceded premiums written related to captives	$28.6	$80.1	$128.3
Ceded premiums earned related to captives	28.8	83.4	129.8
Ceded premiums written related to Smart Home	8.8	9.8	10.9
Ceded premiums earned related to Smart Home	8.8	9.8	10.9
Ceded recoveries, excluding amounts received upon terminations of captive reinsurance transactions	84.5	134.7	31.3
Historically, Radian Asset Assurance has ceded only an immaterial amount of its directly insured portfolio. However, in January 2012, Radian Asset Assurance ceded approximately $1.8 billion of its direct public finance net par outstanding and entered into an administrative services agreement with such ceding company for surveillance, risk management, claims administration and claims payment services in connection with the policies ceded. See Note 1 and 21 for additional information regarding this transaction.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

10. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

	December 31,
(In thousands)	2011	2010
Mortgage insurance reserves	$3,247,900	$3,524,971
Financial guaranty reserves (1)	63,002	71,764
Total reserve for losses and LAE	$3,310,902	$3,596,735
_________________________

(1)	Includes reserve for losses and LAE for our trade credit reinsurance and surety business of $2.5 million and $4.3 million at December 31, 2011 and 2010, respectively.

The following table presents information relating to our mortgage insurance reserves for losses and LAE as of the dates indicated:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Mortgage Insurance
Balance at January 1	$3,524,971	$3,450,538	$2,989,994
Less reinsurance recoverables (1)	223,254	621,644	491,836
Balance at January 1, net of reinsurance recoverables	3,301,717	2,828,894	2,498,158
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	1,127,079	1,173,035	1,712,477
Prior years	166,778	557,766	(411,650)
Total incurred	1,293,857	1,730,801	1,300,827
Deduct paid claims and LAE related to:
Current year (2)	39,642	54,410	138,717
Prior years	1,459,601	1,203,568	831,374
Total paid	1,499,243	1,257,978	970,091
Balance at end of period, net of reinsurance recoverables	3,096,331	3,301,717	2,828,894
Add reinsurance recoverables (1)	151,569	223,254	621,644
Balance at December 31	$3,247,900	$3,524,971	$3,450,538
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

Our loss reserves were reduced in 2011, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures, and insurance rescissions and claim denials outpaced new default notices received during the year, as described below. In 2011, claims paid were at a relatively low level due to an increase in the number of claims received that we are reviewing for potential violations of our insurance policies as compared to prior years, which has slowed our internal claims payment process, and by foreclosure moratoriums, servicer delays and loan modification programs, which have reduced the number of defaults going to claim. We cannot be certain of the ultimate impact of these programs on our business or results of operations, or the timing of this impact. Some of the most recent foreclosure backlogs, related to borrower challenges to allegations of improper foreclosure documentation, have further delayed our receipt of claims. Reserves established for new default notices received in the current year were the primary driver of our total incurred losses for 2011. In addition, our results for the year ended December 31, 2011, included an increase to our IBNR reserve estimate, which includes an estimate of the future reinstatements of previously rescinded policies and resubmissions of previously denied claims.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Of the $166.8 million adverse development experienced in 2011 associated with default notices reported in prior years, $120.3 million related to an increase in both our actual and estimated reinstatements and resubmissions of policies and claims previously rescinded or denied in prior years, while the balance related primarily to the greater than anticipated impact from the aging of underlying defaulted loans on our default to claim rate. With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates on our more aged delinquent loans, this has resulted in a higher reserve per default. As a consequence, our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 43% at December 31, 2011, compared to 40% and 36% at December 31, 2010 and 2009, respectively. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of December 31, 2011, our default to claim rate estimate, net of our estimate for insurance rescissions and claims denials, ranged from 19% for insured loans that had missed two to three monthly payments, to 52% for insured loans that had missed 12 or more monthly payments.
The most significant driver of the $557.8 million prior year adverse development in 2010 related to the impact from the aging of underlying defaulted loans on our default to claim rate beyond the extent we expected at December 31, 2009. The protracted amount of time it took for servicers to resolve certain aged loans extended the period of uncertainty with regard to our ultimate claim liability beyond what we predicted at the time the reserves were established. To a lesser extent, the increase in our default to claim rate in 2010 was also impacted by a decrease in our expected levels of insurance rescissions and claim denials associated with prior year defaults, as compared to expected levels at December 31, 2009. This change in our estimate was a result of changes in observed trends during 2010. In addition, an increase in our severity estimates, primarily due to refinements in estimates on pool insurance defaults, negatively impacted our reserves related to defaults reported in prior years.
During 2011, changes in the composition of our delinquent loan inventory continued to impact our reserves and incurred losses; in addition, an increase in our actual and estimated amount of future insurance rescissions and claim denials for certain aged defaults positively affected our losses incurred on prior year defaults during the year, primarily driven by the increase in the number of claims received that we are reviewing for violations of our insurance policies. With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments are made to loss reserves as defaulted loans age, and therefore, are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates as a result of the aged status of the defaulted loan. However, in light of existing foreclosure moratoriums and efforts to increase loan modifications among defaulted borrowers, significant uncertainty remains with respect to the ultimate resolution of later stage defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims.
Our reserve for losses includes the impact of our estimate of future rescissions and denials, which remain elevated compared to levels experienced prior to 2009. The current elevated levels of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. The impact of our estimate of future rescissions and denials reduced our loss reserves as of December 31, 2011 and 2010, by approximately $631 million and $922 million, respectively. In addition, the impact of our estimate of future reinstatements of previously rescinded policies and denied claims increased our loss reserves as of December 31, 2011 and 2010, by approximately $129 million and $26 million, respectively, as further described below. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have a materially adverse effect on our paid losses and loss reserves.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of reinstatements within each period:

	Year Ended December 31,
(In millions)	2011	2010	2009
Rescissions—first loss position	$360.0	$339.2	$330.7
Denials—first loss position	133.9	200.2	67.4
Total first loss position (1)	493.9	539.4	398.1
Rescissions—second loss position	114.2	199.1	372.9
Denials—second loss position	37.0	61.5	54.6
Total second loss position (2)	151.2	260.6	427.5
Total first-lien claims submitted for payment that were rescinded or denied (3)	$645.1	$800.0	$825.6
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

(3)	Includes a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Recent trends in insurance rescissions and claim denial activity reflect lenders challenging a greater number of rescissions and denials, and the overall challenges have been more effective (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment). Reinstatements of policies and resubmissions of claims that had been rescinded or denied as of the prior year-end, totaled $114.5 million in 2011, compared to $43.7 million in 2010. As a result of these trends, we expect that a larger portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid, and have considered this expectation in developing our IBNR reserve estimate. This estimate, which currently primarily consists of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $170.6 million and $39.5 million at December 31, 2011 and December 31, 2010, respectively.
The following table illustrates the total amount of first-lien claims submitted to us for payment that have been rescinded since January 1, 2009, and then subsequently were challenged ("rebutted") by the lenders and policyholders, but not reinstated, for the period from January 1, 2009, through December 31, 2011.

(In millions)	As of December 31, 2011
First loss position	$460.7
Second loss position	191.8
Total non-overturned rebuttals on rescinded first-lien claims	$652.5
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
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our consolidated balance sheets, was $57.2 million and $43.5 million as of December 31, 2011 and 2010, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Rescission and denial rates in 2011 have been affected by an increase in the number of claims received that we are reviewing for potential violations of our insurance policies. The following table shows the cumulative denial and rescission rates, net of reinstatements, as of December 31, 2011, on our total first-lien portfolio for each quarter in which the claims were received for the periods indicated:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2009	23.8%	100%
Q2 2009	25.6%	100%
Q3 2009	22.7%	100%
Q4 2009	20.8%	100%
Q1 2010	18.9%	99%
Q2 2010	18.3%	99%
Q3 2010	16.6%	98%
Q4 2010	18.2%	97%
Q1 2011	21.4%	92%
Q2 2011	22.6%	79%
 ______________________

(1)
Rescission/Denial rates represent the ratio of claims rescinded or denied to claims received (by claim count) and represent (as of December 31, 2011) the cumulative rate for each quarter based on number of claims received during that quarter. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. These rates also will remain subject to change based on reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated. For the third and fourth quarters of 2011, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful and are therefore not presented.

We considered the sensitivity of first-lien loss reserve estimates at December 31, 2011, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at December 31, 2011), we estimated that our loss reserves would change by approximately $96 million at December 31, 2011. For every one percentage point change in pool claim severity (which we estimate to be 44% of unpaid principal balance at December 31, 2011), we estimated that our loss reserves would change by approximately $6 million at December 31, 2011. For every one percentage point change in our overall default to claim rate (which we estimate to be 43% at December 31, 2011, including our assumptions related to rescissions and denials), we estimated a $67 million change in our loss reserves at December 31, 2011.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

	Year Ended December 31,
(In thousands)	2011	2010
Reserves for losses by category:
Prime	$1,748,412	$1,607,741
Alt-A	612,423	687,960
A minus and below	370,806	413,137
Reinsurance recoverable (1)	151,569	223,254
Total primary reserves	2,883,210	2,932,092
Pool insurance	353,583	566,565
Total first-lien reserves	3,236,793	3,498,657
Second-lien (2)	11,070	26,161
Other	37	153
Total reserve for losses	$3,247,900	$3,524,971
______________________

(1)	Represents ceded losses on captive transactions and Smart Home.

(2)	Does not include second-lien premium deficiency reserve.
Deteriorating markets in California and Florida, where non-prime and non-traditional mortgage products such as adjustable rate mortgages (“ARMs”) and interest-only loans are prevalent and where home prices have fallen significantly have resulted in significant losses in our mortgage insurance business. During the prolonged period of rising home prices that preceded the current downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in this state. As mortgage credit performance in California and Florida has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or continue to deteriorate. Approximately 19.5% of our primary mortgage insurance risk in force at December 31, 2011, was concentrated in the states of California and Florida.
See Note 12 for information regarding our financial guaranty claim liabilities.

11. Reserve for Premium Deficiency
The PDR in our mortgage insurance business at December 31, 2011 and 2010 relates to our second-lien business.
The following table reconciles our mortgage insurance segment's beginning and ending second-lien PDR for the periods indicated:

	Year Ended December 31
(In thousands)	2011	2010
Balance at January 1	$10,736	$25,357
Incurred losses recognized in loss reserves	(11,143)	(10,233)
Premiums recognized in earned premiums	2,851	2,501
Changes in underlying assumptions	595	(8,368)
Accretion of discount and other	605	1,479
Balance at December 31	$3,644	$10,736

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 2.62% and 2.44% as of December 31, 2011 and 2010, respectively. Expected losses are based on an assumed paid claim rate of approximately 14.2% on our total first-lien insurance portfolio (8.9% on performing loans and 43.1% on defaulted loans). Assuming all other factors remained constant, if our paid claim rate increased from approximately 14.2% to 15.8%, we would be required to establish a premium deficiency reserve. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
For our financial guaranty business, no PDR was necessary as of December 31, 2011 or 2010.

12. Financial Guaranty Insurance Contracts
The risk management function is structured by area of expertise and includes the following areas: risk analytics, public finance, structured finance, and portfolio management.
Our public finance and structured finance groups utilize several tools to monitor our directly insured portfolio. We generally require, for each of our directly insured transactions, the delivery of periodic financial information, including covenant compliance reports that are reviewed by the risk manager assigned to the particular credit. For substantially all of our direct public finance credits, each risk manager prepares regular written surveillance summaries for each credit that contain financial analysis of the credits. For our larger direct credits and for those credits for which our initial analysis indicates that a more comprehensive review is warranted, the risk manager prepares a more detailed surveillance report that includes additional financial analysis, together with the manager's reassessment of the internal rating for the transaction. For our directly insured corporate CDO, TruPs CDO and CMBS CDO transactions, we perform quarterly stress analyses and we update our financial analysis on our TruPs CDO and CMBS CDO transactions at least quarterly. We monitor not only the nominal exposure for each obligor for which we provide protection in our corporate CDO transactions, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor.
Upon continued performance deterioration, we may conduct additional or more frequent reviews of a credit, downgrade the internal credit rating for a credit, or if appropriate, move the credit to the financial guaranty Watch List. All amendments, consents and waivers related to a transaction are also reviewed and evaluated by the appropriate risk manager. In addition to individual credit analysis, the risk management department is responsible for following economic, environmental and regulatory trends and for determining their potential impact on our insured portfolio.
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
The risk analytics team is responsible for the analysis of market risk factors and their potential impact on our loss estimates. Key market risk factors, including interest-rate risk and credit spreads, are assessed on an individual credit and insured portfolio basis. The risk analytics team has developed quantitative tools and models to measure these risks, which incorporate the risk assessments and internal ratings assigned by each of the teams within risk management. Additionally, we use an internal economic capital methodology to attribute economic capital to each individual credit exposure within our insured portfolio. This methodology relies heavily on our ability to quantify the individual risks of default and prepayment underlying each transaction in our insured portfolio. Economic capital is also the basis for calculating risk-adjusted returns on our capital, which allows us to evaluate the credit risk relative to the premium received.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with our ceding companies. To help align the ceding company's interests with ours, we generally have required that the ceding company retain a significant portion of the exposure on any single risk that we reinsure. Our portfolio management group is responsible for the periodic diligence and evaluation of the underwriting and surveillance capabilities of the ceding companies. Each of the ceding companies is obligated to provide us with quarterly updates to their own watch and reserve lists, including reserve information. In the event that we have identified a potential deficiency in the surveillance activities of a ceding company, appropriate personnel in our risk management department may conduct an independent analysis to the extent adequate information is available. We also may have an independent view on assumed credits where we also have direct exposure based on the information obtained through our independent credit review. As a result, we may assess credits and establish reserves based upon information in addition to that received from the ceding company.
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
Our financial guaranty business has a Watch and Reserve Committee that meets at least quarterly to review under-performing credits and establish reserves for transactions. The Watch and Reserve Committee is chaired by the head of the portfolio management group and includes senior management, credit, legal and finance personnel from both the financial guaranty business and Radian Group. Radian Group’s board of directors has formed a Credit Committee of independent directors to assist the board in its oversight responsibilities for our credit risk management policies and procedures, including heightening board-level awareness of the impact of developing risk trends in our portfolio. Our risk management group updates this committee, no less frequently than on a quarterly basis, on all aspects of risk management, including portfolio/sector analysis, risk management policies and Watch and Reserve Committee recommendations and decisions. The following is additional information regarding financial guaranty's categories for deteriorating credits:
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
Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are typically reviewed annually or more frequently if there is a change to the credit profile. Other exposures that do not satisfy applicable criteria are reviewed at the discretion of the risk manager, senior management, the Watch and Reserve Committee Chairperson or the Chief Risk Officer for our financial guaranty business.
Due to the additional efforts involved in monitoring Special Mention credits, consultants and/or legal counsel may be engaged to assist in claim prevention or loss mitigation strategies.
Intensified Surveillance. This category includes transactions in financial guaranty's insured portfolio that are internally rated below investment-grade and indicate a severe and often permanent adverse change in the transaction's credit profile. Transactions in this category are still performing, meaning they have not yet defaulted on a payment, but our risk management department has determined that there is a substantial likelihood of default. Transactions that are placed in this category may have some or all of the following characteristics:

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Insured transactions are generally elevated into this category from the Special Mention list as a result of continuing declining credit trends. Occasionally, however, transactions may enter this category directly due to an unexpected financial event that leads to rapid and severe deterioration. Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are generally reviewed quarterly. Other exposures that do not satisfy applicable criteria are reviewed at the discretion of the risk manager, senior management, the Watch and Reserve Committee Chairperson or the Chief Risk Officer for our financial guaranty business.

Consultants and/or legal counsel are regularly engaged in connection with these transactions to assist in claim prevention and loss mitigation strategies due to the remediation efforts necessary to prevent or minimize losses.
Case Reserve. This category consists of insured transactions where a payment default on the insured obligation has occurred. LAE reserves are normally required as remediation efforts often continue for credits classified at this level to mitigate claims. Direct and assumed exposures in this category that satisfy certain criteria, including minimum outstanding par thresholds, are generally reviewed quarterly.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table includes information as of December 31, 2011, regarding our financial guaranty claim liabilities, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	16	135	61	106	318
Remaining weighted-average contract period (in years)	23	18	21	25	20
Insured contractual payments outstanding:
Principal	$58.1	$1,080.3	$370.8	$358.8	$1,868.0
Interest	12.6	624.6	198.8	184.4	1,020.4
Total	$70.7	$1,704.9	$569.6	$543.2	$2,888.4
Gross claim liability	$0.4	$15.7	$114.5	$103.9	$234.5
Less:
Gross potential recoveries	—	0.7	60.0	83.2	143.9
Discount, net	0.1	3.3	10.8	2.2	16.4
Net claim liability	$0.3	$11.7	$43.7	$18.5	$74.2
Unearned premium revenue	$0.2	$25.3	$7.7	$—	$33.2
Claim liability reported in the balance sheet	$0.2	$3.6	$38.2	$18.5	$60.5
Reinsurance recoverables	$—	$—	$—	$—	$—
Included in accounts and notes receivable and unearned premiums on our consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis as of December 31, 2011 and 2010 are as follows:

	December 31,
(In millions)	2011	2010
Premiums receivable	$34.3	$44.0
Unearned premiums	39.8	60.5
The accretion of these balances is included either in premiums written and premiums earned for premiums receivable or policy acquisition costs for commissions on our consolidated statements of operations. The amount of the accretion included in premiums written, premiums earned and policy acquisition costs for the years ended December 31, 2011 and 2010 was as follows:

	December 31,
(In millions)	2011	2010
Premiums written	$1.2	$1.5
Premiums earned	1.2	1.5
Policy acquisition costs	0.3	0.3
The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at December 31, 2011.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table shows the nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of December 31, 2011. See Note 21 for the financial impact of the Assured Transaction executed in January 2012.

(In millions)	Future Expected Premium Payments
1st quarter 2012	$1.1
2nd quarter 2012	1.8
3rd quarter 2012	1.4
4th quarter 2012	0.7
2012	5.0
2013	3.9
2014	1.5
2015	2.9
2016	2.6
2012 - 2016	15.9
2017 - 2021	10.1
2022 - 2026	6.8
2027 - 2031	4.4
After 2031	5.9
Total	$43.1

The following table shows the rollforward of the net present value of premiums receivable as of December 31, 2011 and 2010:

	December 31,
(In millions)	2011	2010
Balance at January 1	$44.0	$54.4
Payments received	(5.0)	(7.1)
Accretion	0.9	1.3
Adjustments to installment premiums	(0.4)	(1.5)
Foreign exchange revaluation	0.8	(1.3)
Recaptures/commutation	(6.0)	(1.8)
Balance at December 31	$34.3	$44.0

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Premiums earned were affected by the following for the years ended December 31, 2011 and 2010:

	December 31,
(In millions)	2011	2010
Refundings	$27.2	$35.8
Recaptures/Commutations	2.8	—
Adjustments to installment premiums, gross of commissions	0.4	0.4
Unearned premium acceleration upon establishment of case reserves	3.2	1.4
Foreign exchange revaluation, gross of commissions	1.1	(1.4)
Policy cancellations	—	2.3
Total adjustment to premiums earned	$34.7	$38.5

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refundings of any financial guaranty obligations, as of December 31, 2011. See Note 21 for the financial impact of the Assured Transaction executed in January 2012.

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
1st quarter 2012	$394.4	$9.5	$0.3	$9.8
2nd quarter 2012	385.5	8.9	0.3	9.2
3rd quarter 2012	376.8	8.7	0.3	9.0
4th quarter 2012	368.3	8.5	0.3	8.8
2012	368.3	35.6	1.2	36.8
2013	333.1	35.2	0.9	36.1
2014	300.8	32.3	0.9	33.2
2015	271.9	28.9	0.8	29.7
2016	245.7	26.2	0.7	26.9
2012 – 2016	245.7	158.2	4.5	162.7
2017 – 2021	137.8	107.9	2.9	110.8
2022 – 2026	66.4	71.4	1.9	73.3
2027 – 2031	27.0	39.4	1.2	40.6
After 2031	—	27.0	1.3	28.3
Total	$—	$403.9	$11.8	$415.7

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table shows the significant components of changes in our financial guaranty claim liability for the years ended December 31, 2011, 2010 and 2009, excluding $2.5 million, $4.3 million and $6.6 million, respectively, related to our trade credit reinsurance and surety business, which is excluded from the accounting standard regarding accounting for financial guaranty insurance contracts by insurance enterprises.

	Year Ended December 31,
(In millions)	2011	2010	2009
Claim liability at January 1	$67.4	$121.8	$211.5
Incurred losses and LAE:
Increase/(decrease) in gross claim liability	68.1	86.2	(6.0)
Increase in gross potential recoveries	(76.1)	(74.2)	(42.6)
Decrease/(increase) in discount	7.5	(1.9)	69.6
Decrease/(increase) in unearned premiums	4.6	(1.1)	20.7
Incurred losses and LAE	4.1	9.0	41.7
Paid losses and LAE:
Current year	—	(1.6)	(25.4)
Prior years	(11.0)	(61.8)	(106.0)
Paid losses and LAE	(11.0)	(63.4)	(131.4)
Claim liability at December 31	$60.5	$67.4	$121.8
Components of incurred losses and LAE:
Claim liability established in current period	$2.2	$1.7	$54.1
Changes in existing claim liabilities	1.9	7.3	(12.4)
Total incurred losses and LAE	$4.1	$9.0	$41.7
Components of decrease/(increase) in discount:
Decrease/(increase) in discount related to claim liabilities established in current period	$0.2	$(6.3)	$(4.7)
Decrease in discount related to existing claim liabilities	7.3	4.4	74.3
Total decrease/(increase) in discount	$7.5	$(1.9)	$69.6
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
As of December 31, 2011, we have $3.2 billion of net par outstanding related to international public finance obligations, including $495.4 million of sovereign risk. Our sovereign risk to the Stressed Eurozone Countries was as follows: Spain $47.0 million, Greece $30.1 million, Italy $22.4 million and Portugal $1.3 million. We had no exposure to Ireland at December 31, 2011. We have reserves for our exposure to Greece of $4.4 million at December 31, 2011.
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows, as of the dates indicated:

December 31, 2011	2.80%
December 31, 2010	3.69%
December 31, 2009	3.81%
December 31, 2008	2.53%

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

13. Long-Term Debt
The composition of our long-term debt at December 31, 2011 and 2010 was as follows:

(In thousands)		December 31, 2011	December 31 2010
7.75%	Debentures due 2011	$—	$160,344
5.625%	Senior Notes due 2013	252,267	254,305
5.375%	Senior Notes due 2015	249,819	249,772
3.00%	Convertible Senior Notes due 2017	316,498	300,367
	Total long-term debt	$818,584	$964,788

In May 2001, we issued $250 million of 7.75% debentures due June 1, 2011. During 2009, we repurchased $57.7 million of outstanding principal on these debentures at an average purchase price of approximately $0.79 per dollar of principal, and recorded a gain of $12.0 million. During 2010, we repurchased an additional $31.9 million of this debt at an average purchase price of approximately $0.92 per dollar of principal, and recorded a gain of $2.5 million. The gains on these repurchases are included in net gains (losses) on other financial instruments on our consolidated statements of operations. We repaid the remaining outstanding balance of these debentures upon maturity on June 1, 2011.
In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature on February 15, 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days' notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. In April 2004, we entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month London Interbank Offered Rate (“LIBOR”). We terminated these swaps in January 2008. The basis adjustment of $11.5 million that resulted from the interest-rate swaps, and that was recorded as an increase to the long-term debt carrying value, is being amortized to interest expense over the remaining term of the debt. See Note 1 for information regarding our Tender Offer.
In June 2005, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on June 15 and December 15. The notes mature on June 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days' notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed.
Both the notes issued in February 2003 and the notes issued in June 2005 have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates, modification of the covenants and the Company maintaining its office or agency and existence. Additionally, these indentures include covenants restricting the Company from encumbering the capital stock of a designated subsidiary (as defined in the respective indentures for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or the Company retains more than 80% of the stock with ordinary voting rights.
In November 2010, we issued $450 million principal amount of 3.00% convertible, unsecured senior notes due November 15, 2017 (the “2017 Convertible Senior Notes”) and received net proceeds of $391.3 million. Interest is payable semi-annually on May 15 and November 15 of each year. These notes also have standard covenants related to the payments of the notes, reports, compliance certificates, modification of the covenants and the Company maintaining its corporate existence.
Holders of these notes may convert their notes from August 15, 2017, through the maturity date (the "Conversion Period"), subject to certain conditions. Upon a conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation that is in excess of the aggregate principal amount of the notes being converted. The conversion rate will initially be 85.5688 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $11.69 per share of common stock). The conversion rate will be subject to adjustment in certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, we will increase the conversion rate for a holder who elects to convert their notes in connection with that corporate event in certain circumstances.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Holders of the notes will be able to exercise their conversion rights prior to the Conversion Period, subject to certain conditions, only under the following circumstances:

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
This transaction is accounted for under the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. Our convertible notes fall within the scope of this standard due to our ability to elect to repay the convertible notes in cash.
We have determined that the embedded conversion option in the convertible notes is not required to be separately accounted for as a derivative under the accounting standard for derivatives and hedging. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized as a component of interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification as prescribed in the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity's own common stock and the accounting standard for determining whether an instrument (or an embedded feature) is indexed to an entity's own stock.
Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our consolidated balance sheets as follows:

	December 31,
(In thousands)	2011	2010
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net (1)	(133,502)	(149,633)
Net carrying amount	$316,498	$300,367
Equity component (net of tax impact) (2)	$65,679	$65,701
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Included within additional paid-in capital, net of capped call transactions and related issuance costs.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth total interest expense recognized related to the convertible notes for the periods indicated:

	December 31,
	2011	2010
($ in thousands)
Contractual interest expense	$13,500	$1,687
Amortization of debt issuance costs	1,039	124
Amortization of debt discount	16,131	1,911
Total interest expense	$30,670	$3,722
Effective interest rate of the liability component	9.75%	9.75%
In connection with the November 2010 offering of the convertible notes, we also entered into capped call transactions with an affiliate of Morgan Stanley & Co., Incorporated ("Morgan Stanley"), whose obligations have been guaranteed by Morgan Stanley. The capped call transactions are intended to offset the potential dilution to our common stock and/or any potential cash payments that may be required to be made by us upon conversion of the notes in excess of the principal amount of the notes, up to a stock price of approximately $14.11 per share, which is the initial cap on the counterparty's share delivery obligation under the call option. If, however, the market value per share of our common stock, as measured under the terms of the capped call transactions, exceeds the applicable cap price of the capped call transactions, the number of shares of our common stock and/or the amount of cash we expect to receive upon the exercise of the capped call transactions will be capped and the anti-dilutive and/or offsetting effect of the capped call transactions will be limited. We paid approximately $46.1 million from the net proceeds from the issuance and sale of the convertible notes to purchase the capped call transactions.
The premium paid for the capped call transactions is recorded in additional paid-in capital in accordance with the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity's own common stock, and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity's own stock.
As noted above, the indentures for each of the Company's outstanding notes include provisions generally customary for such securities. Furthermore, the indentures for the 2017 Convertible Senior Notes and the 5.625% Senior Notes due 2013 include, among other terms, provisions under which the bankruptcy of the Company or the appointment of a receiver for the Company or for certain of its subsidiaries or other material assets would constitute an event of default under the indenture. Upon such a default, the note holders of the 2017 Convertible Senior Notes and the 5.625% Senior Notes due 2013 could declare the notes due and payable (which may, under certain circumstances, be automatically accelerated), which would constitute an event of default under the indenture for the 5.375% Senior Notes due 2015. As described in Note 1, certain events could cause our applicable insurance regulator to appoint a receiver for our insurance subsidiaries. If this occurred, it would, unless waived by a majority of the note holders, constitute an event of default under the indenture for one or likely both the 2017 Convertible Senior Notes and the 5.625% Senior Notes due 2013, and therefore also cause an event of default under the indenture for the 5.375% Senior Notes due 2015.

14. Income Taxes
The components of our consolidated income tax provision (benefit) are as follows:

	Year Ended December 31
(In thousands)	2011	2010	2009
Current	$59,604	$(155,219)	$(39,057)
Deferred	6,758	381,408	(55,344)
Total income tax provision (benefit)	$66,362	$226,189	$(94,401)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The reconciliation of taxes computed at the statutory tax rate of 35% for 2011, 2010 and 2009 to the provision (benefit) for income taxes is as follows:

	Year Ended December 31
(In thousands)	2011	2010	2009
Provision (benefit) for income taxes computed at the statutory tax rate	$128,979	$(552,887)	$(84,798)
Change in tax resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of proration)	(5,237)	(15,592)	(31,539)
Foreign tax benefit	(13,496)	(10,397)	(4,766)
State tax benefit	(6,224)	(15,692)	(7,353)
Unrecognized tax benefits	17,860	(25,915)	28,192
Valuation allowance	(50,582)	844,975	6,882
Other, net	(4,938)	1,697	(1,019)
Provision (benefit) for income taxes	$66,362	$226,189	$(94,401)
The significant components of our net deferred tax assets and liabilities are summarized as follows:

	December 31
(In thousands)	2011	2010
Deferred tax assets:
Accrued expenses	$41,011	$39,295
Unearned premiums	14,327	21,926
Premium deficiency reserves	1,275	3,758
Net operating loss	666,407	738,032
Differences in fair value of derivative and other financial instruments	—	347,772
Net unrealized loss on investments	—	15,016
Rescission premium	20,015	15,227
State net operating loss carryforward	31,825	24,499
Foreign tax credit carryforward	26,884	26,661
Depreciation	5,037	2,227
Partnership investments	64,544	—
Other	57,127	53,811
Total deferred tax assets	928,452	1,288,224
Deferred tax liabilities:
Deferred policy acquisition costs	48,969	51,916
Partnership investments	—	277,422
Convertible debt	32,091	35,164
Differences in fair value of derivative and other financial instruments	3,591	—
Net unrealized gain on investments	4,191	—
Loss reserves	9,744	9,592
Foreign currency	22	11,375
Other	16,169	23,367
Total deferred tax liabilities	114,777	408,836
Valuation allowance	797,700	851,857
Net deferred tax asset	$15,975	$27,531
 As of December 31, 2011, we recorded a net current income tax payable of approximately $137.8 million, which primarily consists of liabilities related to applying the standards of accounting for uncertainty in income taxes and a current federal income tax recoverable of approximately $5.8 million. For federal income tax purposes, we have approximately $1.9 billion of NOL carryforwards and $26.9 million of foreign tax credit carryforwards as of December 31, 2011. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2030 and the foreign tax credit carryforwards will expire during tax years 2018 through 2021. Certain entities within our consolidated group have also generated approximately $31.8 million of state and local NOL carryforwards, which if unutilized, will expire during various future tax periods. During 2011, we recognized approximately $728.0 million of estimated cancellation of indebtedness taxable income resulting from our partnership interest in C-BASS, which filed for Subchapter 11 bankruptcy protection on November 12, 2010, and was formerly liquidated pursuant to the Plan of Liquidation that was confirmed on April 25, 2011. Such cancellation of indebtedness income was fully offset by our current inventory of NOLs.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

For the quarter ended September 30, 2010, we determined that it was more likely than not that all of our DTA, except for approximately $10.4 million, would be realized. This determination was made after weighing both negative and positive evidence including the pre-tax profit realized for the quarter ended September 30, 2010. For the quarter ended December 31, 2010, we incurred a pre-tax loss, which was significantly higher than our projected loss. As a result of this loss, which solidified our cumulative position, coupled with expectations of an operating loss in 2011 and ongoing economic uncertainty, we concluded that our ability to rely on our projections for future taxable income, and the positive weight afforded those projections, had been severely diminished. In light of these factors, we concluded that as of December 31, 2010, an additional valuation allowance of $841.5 million was required, for a total valuation allowance of approximately $851.9 million against our total net DTA of $879.4 million. At December 31, 2011, a valuation allowance of approximately $797.7 million was recorded against our net DTA of approximately $813.7 million. The remaining DTA of approximately $16.0 million, against which we have not recorded a valuation allowance, represents our NOL carryback, which we believe may be utilized against the proposed adjustments to our taxable income by the IRS for taxable years 2000 through 2007, as described in more detail below. For the year ended December 31, 2011, our valuation allowance decreased by approximately $54.2 million, of which approximately $3.6 million of the decrease was included in other comprehensive income.
Our ability to fully use our tax assets such as NOLs and tax credit carryforwards would be substantially limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended(“IRC”). Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, in general, an ownership change would occur if our five percent shareholders, as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. As of December 31, 2011, we have not experienced an ownership change under Section 382. However, if we were to experience a change in ownership under Section 382 in a future period, then we may be limited in our ability to fully utilize our NOL and tax credit carryforwards in future periods.
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
We are currently contesting proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in REMICs and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will increase our tax liability for those years by approximately $128 million, in addition to any associated penalties and interest. We appealed these proposed adjustments to the IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Department of the Treasury to avoid the accrual of above-market-rate interest with respect to the proposed adjustments in the amount of approximately $85 million relating to the 2000 through 2004 tax years, and approximately $4 million relating to the 2005 through 2007 tax years. In late December 2010, we reached a tentative settlement agreement with Appeals. However, because we had claimed a refund of approximately $105 million with respect to our 2006 and 2007 taxable years based on a carryback of a net operating loss generated from our 2008 taxable year, review of the tentative settlement agreement by the Joint Committee on Taxation ("JCT") was required. Based on its review, the JCT has indicated that it is opposed to the currently structured settlement agreement and has recommended that Appeals reconsider the settlement agreement. Following the JCT review, Appeals has now indicated that it is reconsidering the terms of our settlement.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We are currently attempting to address the concerns regarding the proposed settlement that have been raised by Appeals and the JCT, but there is a substantial risk that we may not be able to settle the proposed adjustments with the IRS or, alternatively, that the terms of any final settlement will be significantly less favorable to us than the currently proposed settlement. Additionally, we would be required to litigate the proposed adjustments to our taxable income, if we are unable to reach any settlement, in order to avoid a full concession of the proposed tax liabilities, penalties, and interest to the IRS. If we determine that we cannot reach a settlement with the IRS and determine that our interests may be better served through litigation of the proposed adjustments, then we may incur substantial legal expenses and the litigation process may be lengthy. Based on the indication that Appeals will reconsider the proposed settlement agreement, we remeasured our tax provision and liabilities associated with these proposed IRS adjustments during the fourth quarter of 2011. After discussions with outside counsel about the issues raised in the examination and the issues surrounding the reconsideration of our settlement agreement, we believe that an adequate provision for income taxes has been made for potential liabilities that may result. However, if the final settlement agreement differs materially from our current expectations or we are unable to enter into a final settlement agreement and decide to pursue litigation of the proposed adjustments, there could be a material impact on our effective tax rate, results of operations and cash flows.
As of December 31, 2011, we have approximately $61.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. The table below details the cumulative effect of applying the provisions of the standard relating to accounting for uncertainty of income taxes as of December 31, 2011.
The effect of unrecognized tax benefits on our consolidated balance sheets and results of operations is as follows:

(In thousands)	December 31, 2010	Increase	December 31, 2011
Unrecognized tax benefits	$92,845	$32,912	$125,757
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$44,040	$17,861	$61,901
Interest and penalties accrued	$31,169	$22,673	$53,842
Interest and penalties charged to income tax expense			$22,673
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	Year Ended December 31
(In thousands)	2011	2010
Balance at beginning of period	$92,845	$143,391
Tax positions related to the current year:
Increases	1,268	2,313
Decreases	(2,005)	—
Tax positions related to prior years:
Increases	51,480	47,020
Decreases	(17,831)	(54,874)
Changes in judgment	—	(5,331)
Lapses of applicable statute of limitation	—	(39,674)
Balance at end of period	$125,757	$92,845

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income generated from our investment in certain partnership interests. Although we believe that these tax positions are more likely than not to succeed if adjudicated in a court of last resort, measurement under this standard of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Our net unrecognized tax benefits related to prior years increased approximately $33.6 million. This net increase primarily reflects the remeasurement of the tentative settlement agreement that we reached with Appeals in December 2010, and which we recently received notification that Appeals is currently reconsidering at the recommendation of the JCT. Over the next 12 months, if we are able to reach a settlement agreement with the IRS on the proposed adjustments relating to our 2000 through 2007 taxable years, then we estimate a reduction in our unrecognized tax benefits of approximately $62.4 million. In the event we are not successful in our defense of the tax positions taken for U.S. Federal income tax purposes, and for which we have recorded unrecognized tax benefits, then such adjustments originating in NOL or NOL carryback years may serve as a reduction to our existing NOL.
The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 - 2010(1)
Significant State and Local Jurisdictions (2)	1999 - 2010
_________________________

(1)
We are currently contesting proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. As part of this process, we have agreed to extend all relevant statute of limitations for the assessment of tax to December 31, 2012. All such statute of limitation extensions have limited the scope of the examinations to the recognition of certain tax benefits that were generated through our investment in a portfolio of residual interests in REMICs.

(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania, Texas and New York City.

15. Statutory Information
Radian Group serves as the holding company for our insurance subsidiaries, through which we conduct the business of our mortgage insurance and financial guaranty business segments. These insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are domiciled or licensed to transact business. These regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries' statutory financial position and results of operations, as described below.
The ability of Radian Guaranty, Radian Mortgage Assurance and Radian Insurance to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania's insurance laws, dividends and other distributions may only be paid out of an insurer's positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty, Radian Mortgage Assurance and Radian Insurance had negative unassigned surplus at December 31, 2011, of $767.7 million, $162.5 million and $379.1 million, respectively, compared to negative unassigned surplus of $168.6 million, $161.9 million and $384.1 million, respectively, at December 31, 2010. In addition, in the event an insurer had positive unassigned surplus as of the end of the prior fiscal year, without the prior approval of the Pennsylvania Insurance Commissioner, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus, or (ii) the preceding year's statutory net income. Due to the negative unassigned surplus at the end of 2011, no dividends or other distributions can be paid from Radian Guaranty, Radian Mortgage Assurance or Radian Insurance in 2012, without approval from the Pennsylvania Insurance Commissioner. Neither Radian Guaranty, Radian Mortgage Assurance nor Radian Insurance paid any dividends in 2011 or 2010.

Radian Guaranty's statutory net loss, statutory policyholders' surplus and contingency reserve as of or for the periods indicated were as follows:

	As of and for the Year Ended December 31,
(In millions)	2011	2010	2009
Statutory net loss	$(545.1)	$(535.2)	$(211.8)
Statutory policyholders' surplus	843.2	1,295.7	741.3
Contingency reserve	—	19.6	770.5

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Radian Guaranty's risk-to-capital calculation appears in the table below.

	December 31
	2011	2010
($ in millions)
Risk in force, net (1)	$18,095.7	$22,177.7

Statutory policyholders' surplus	$843.2	$1,295.7
Statutory contingency reserve	—	19.6
Statutory policyholders' position	$843.2	$1,315.3

Risk-to-capital	21.5:1	16.8:1
 _______________________

(1)	Risk in force is net of risk ceded through reinsurance contracts and also excludes risk in force on defaulted loans.
The increase in Radian Guaranty's risk-to-capital ratio in 2011 was primarily due to Radian Guaranty's statutory net loss, which was partially offset by the effect of excess-of-loss reinsurance agreements between Radian Guaranty and its subsidiary, Radian Insurance, under which Radian Guaranty transferred approximately $2.0 billion and $2.5 billion of RIF to Radian Insurance in the second and fourth quarters of 2011, respectively. Radian Group contributed $30 million and $100 million to Radian Guaranty in November 2011 and February 2012, respectively. The February capital contribution was accrued for in Radian Guaranty's statutory policyholders' surplus at December 31, 2011. In December 2011, Radian Group contributed its ownership interest in Radian Mortgage Assurance to Radian Guaranty, which added approximately $17 million of capital. In addition, in December 2011, Radian Guaranty sold its ownership interest in EFSG to Radian Group for approximately $6 million. These transactions were done in order to benefit Radian Guaranty's Statutory RBC Requirements in certain states, as discussed below. Radian Group contributed a total of $322 million to Radian Guaranty in 2010.
Radian Insurance is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states. Radian Insurance's statutory net income, statutory policyholders' surplus and contingency reserve as of and for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Statutory net income	$4.3	$43.9	$19.9
Statutory policyholders' surplus	156.8	151.7	108.9
Contingency reserve	—	1.5	—
Radian Mortgage Assurance is required to maintain statutory-basis capital and surplus of $1.125 million. Radian Group and Radian Mortgage Assurance are parties to a guaranty agreement. This agreement provides that Radian Group will make sufficient funds available to Radian Mortgage Assurance to ensure that Radian Mortgage Assurance has a minimum of $5 million of statutory policyholders' surplus every calendar quarter. Radian Mortgage Assurance's statutory net (loss) income and statutory policyholders' surplus as of and for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Statutory net (loss) income	$(0.6)	$7.4	$(17.9)
Statutory policyholders' surplus	16.5	17.1	9.6
CMAC of Texas' ability to declare dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Texas, its state of domicile. The insurance laws of the State of Texas limit the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Texas Insurance Commissioner. Under such test, CMAC of Texas may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' unassigned surplus, or (ii) the preceding year-end statutory net income. In accordance with such restrictions, no dividends may be paid in 2012, without prior regulatory approval.
CMAC of Texas is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states. Radian Group and Radian Guaranty made contributions totaling approximately $23 million to CMAC of Texas in October 2011, in order to maintain the required minimum statutory capital level.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Radian Group's U.S. Consolidated federal income tax returns, which include CMAC of Texas's federal tax returns, were under examination by the IRS for tax years 2000 through 2007. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years. Effective December 31, 2011, Radian Group and CMAC of Texas entered into an Assumption and Indemnification Agreement with regard to these proposed adjustments. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in REMICs currently held by CMAC of Texas. This indemnification was in lieu of an immediate capital contribution that otherwise would have been needed from Radian Group to CMAC of Texas, based on an estimate for this potential liability, in order for CMAC of Texas to maintain its minimum statutory surplus requirements. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS. See Note 14 for further information regarding the examination by the IRS for the 2000 through 2007 tax years.
CMAC of Texas's statutory net loss and statutory policyholders' surplus as of and for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Statutory net loss	$(46.6)	$(194.7)	$(67.0)
Statutory policyholders' surplus	26.2	40.8	122.5
Radian Mortgage Insurance Inc.'s ("Radian Mortgage Insurance") ability to declare dividends on its common stock is restricted by certain provisions of the insurance laws of the state of Arizona, its state of domicile. The insurance laws of the state of Arizona limit the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Arizona Insurance Department. Under such test, Radian Mortgage Insurance may pay dividends during any 12-month period in an amount equal to the lesser of (i) 10% of the preceding year-end statutory policyholders' unassigned surplus, or (ii) the preceding year-end statutory net investment income. In accordance with these restrictions, no dividends may be paid in 2012, since the company has negative statutory unassigned surplus at December 31, 2011.
As a mortgage guaranty insurer, Radian Mortgage Insurance is required under the insurance laws of Arizona to maintain a minimum policyholder position (“MPP”) calculated for each loan it insures based on the face amount, loan-to-value ratio and coverage percentage for the loan. The total calculated MPP must be less than Radian Mortgage Insurance's total statutory policyholders' position, which is defined as contingency reserve plus surplus as regards to policyholders, or Radian Mortgage Insurance may be required to cease transacting new business until such time that its MPP is greater than its total statutory policyholders' position. At December 31, 2011, Radian Mortgage Insurance policyholders' position was $20.0 million, which is the minimum amount required to remain an authorized reinsurer in all states. Total MPP was $5.4 million and, as such, Radian Mortgage Insurance is currently in compliance with minimum statutory requirements. Radian Mortgage Insurance required capital contributions totaling approximately $10.5 million in 2011, in order to maintain minimum policyholders' surplus of $20.0 million.
Radian Mortgage Insurance's statutory net loss and statutory policyholders' surplus as of and for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Statutory net loss	$(11.1)	$(60.6)	$(34.2)
Statutory policyholders' surplus	20.0	10.1	0.3
Radian Asset Assurance's ability to pay dividends to its parent, Radian Guaranty, is restricted by certain provisions of the insurance laws of New York, its state of domicile. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from earned surplus. Without the prior approval from the New York Superintendent of Financial Services, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed on it during the preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the New York Superintendent of Financial Services, or 100% of adjusted net investment income. In June 2011, 2010 and 2009, Radian Asset Assurance paid a dividend of $53.4 million, $69.2 million and $99.7 million, respectively to Radian Guaranty. We expect that Radian Asset Assurance will continue to have the capacity to pay ordinary dividends to Radian Guaranty in 2012 and 2013, although these dividends are expected to be at or below the 2011 level. As of December 31, 2011, Radian Asset Assurance maintained claims paying resources of $2.2 billion, including statutory surplus of $973.9 million.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

New York insurance law requires financial guaranty insurers to maintain minimum policyholders' surplus of $65 million. When added to the minimum policyholders' surplus of $1.4 million separately required for the other lines of insurance that it is licensed to write, our financial guaranty insurance subsidiary is required to have an aggregate minimum policyholders' surplus of $66.4 million. Radian Asset Assurance's statutory net income, statutory policyholders' surplus and contingency reserve as of and for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Statutory net income	$69.1	$58.0	$42.8
Statutory policyholders' surplus	973.9	1,048.6	1,059.1
Contingency reserve	421.4	392.6	366.1
New York insurance law establishes single risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Under the limit applicable to municipal bonds, the insured average annual debt service for a single risk, net of reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Additional single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of insured obligations.
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
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our insurance regulators possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. See Note 1 above.
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
The differences between the statutory financial statements and financial statements presented on a GAAP basis represent differences between GAAP and Statutory Accounting Principles (“STAT”) for the following reasons:
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
(b) In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve in the amount prescribed by legislation. Such legislation requires that, for financial guaranty policies, each insurer must establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15 to 20 years dependent upon the category of obligation insured. Contingency reserves may be discontinued if the total reserve established for all categories of obligations exceeds the sum of the stated percentages for such categories multiplied by the unpaid principal guaranteed. The contingency reserve may be released with regulatory approval to the extent that losses in any calendar year exceed a pre-determined percentage of earned premiums for such year, with the percentage threshold dependent upon the category of obligation insured. Such reserves may also be released, subject to regulatory approval in certain instances, upon demonstration that the reserve amount is excessive in relation to the outstanding obligations. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. Also under STAT, case reserves are required to be established in the year in which a default occurs based on the guarantor's best estimate of ultimate loss payment, rather than when the probability weighted expected net cash out flows exceed unearned premium reserves.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

(c) Under STAT, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, such costs, other than those incurred in connection with the origination of derivative contracts, are deferred and amortized.
(d) STAT financial statements only include a provision for current income taxes as a component of net income. Deferred taxes, subject to certain limitations set forth in Statement of Statutory Accounting Principles (“SSAP”) 10R, are recorded in the STAT balance sheets with any changes thereto recognized via a change in statutory surplus. The NAIC adopted SSAP No. 101 effective January 1, 2012. Under SSAP No. 101, the benefit to statutory capital allowed for certain deferred tax assets will be eliminated if the reporting entity does not meet the minimum capital and reserve requirements for the state of domicile. The company does not anticipate a material impact to overall statutory capital as a result of the adoption of SSAP No. 101.
(e) Under STAT, investment-grade fixed-maturity investments are valued at amortized cost, and below investment-grade securities are carried at the lower of amortized cost or market value. Under GAAP, those investments that the statutory insurance entities do not have the ability or intent to hold to maturity are considered to be either available for sale or trading securities, and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to stockholders' equity or current operations, as applicable.
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

16. Share–Based and Other Compensation Programs
We have an equity compensation plan, the Radian Group Inc. 2008 Equity Compensation Plan (the “2008 Equity Plan”), pursuant to which we grant equity awards. The 2008 Equity Plan replaced our prior equity plan, the 1995 Equity Compensation Plan (the “1995 Equity Plan” and together with the 2008 Equity Plan, the “Equity Plans”). In adopting the 2008 Equity Plan, we agreed not to grant any new awards under the 1995 Equity Plan. The last awards granted pursuant to the 1995 Equity Plan were granted in 2008. All awards granted under the Equity Plans have been in the form of non-qualified stock options, restricted stock, RSUs, stock appreciation rights ("SARs") and phantom stock. The maximum contractual term for all awards under the Equity Plans is 10 years.
The 2008 Equity Plan authorizes the issuance of up to 6,417,000 shares of our common stock, of which there were 3,271,288 shares remaining available for grant as of December 31, 2011 (the "share reserve"). In 2010, performance-based RSUs (equity settled) were granted, which vest in an amount ranging from 0% to 150% of the target award, depending upon the satisfaction of performance criteria at the end of the three-year performance period. For purposes of the share reserve, the performance based RSUs (equity settled) are considered to have been awarded at 150% of target. Each grant of restricted stock, RSUs, phantom stock or performance share awards under the 2008 Equity Plan (other than those settled in cash) reduce the reserve available for grant under the 2008 Equity Plan by 1.19 shares for every share subject to such grant (1.33 shares for grants made prior to May 13, 2009 and 1.14 shares for grants made on and after May 13, 2009 and prior to May 11, 2011). Awards under the 2008 Equity Plan that provide for settlement solely in cash (and not common shares) do not count against the share reserve. Absent this reserve adjustment for restricted stock, RSUs, phantom stock or performance share awards, our shares remaining available for grant under the 2008 Equity Plan would have been 3,605,648 shares as of December 31, 2011.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Unless otherwise described below, awards under the Equity Plans:

•
Generally vest 50% on the third and fourth anniversaries of the grant date and require the grantee to remain in service with us through the vesting period, except in the event of the grantee's death, disability, retirement or upon a change of control.

•	Generally vest upon a grantee's death, disability, or retirement.

•
For awards granted prior to May 13, 2009, awards vest upon a change of control, defined as: (i) the acquisition by any third party of the beneficial ownership of 40% or more of our outstanding common stock (20% or more of our outstanding common stock under the 1995 Equity Plan); (ii) the purchase by any third party of substantially all of our assets; or (iii) during any 24-month period, a change in 75% of the members of the Board of Directors with 75% of the prior members of the Board of Directors not approving such change.

•
Beginning in May 2009, awards granted under the 2008 Equity Plan provide for “double trigger” vesting in the event of a change of control, meaning that awards will vest in connection with a change of control only in the event the grantee's employment is terminated by us without cause, or the grantee terminates employment for “good reason,” in each case within 90 days before or one year after the change of control.

We estimate that the vesting of awards as a result of a change in control, including "double trigger" vesting in connection with a change in control, would result in a pre-tax accounting charge to us of approximately $7.4 million, representing an acceleration of compensation expense.
In addition to the 2008 Equity Plan, we have a long-term performance-based incentive cash program, that is conducted pursuant to two plans, the Radian Group Inc. 2008 Long-Term Performance Cash Plan (the “Officer LTI Plan”) and the 2008 Executive Long-Term Incentive Cash Plan (the “Executive LTI Plan” and together with the Officer LTI Plan, the “Cash Based LTI Plans”). Participants in the Cash Based LTI Plans include certain officers of Radian Group and our mortgage insurance subsidiaries. We have granted one award under the Cash Based LTI Plans pursuant to which performance was correlated directly with our common stock price. In 2008, we granted an award under the Officer LTI Plan for which performance was based on our stock price growth (above a minimum threshold price), with a range of possible payouts corresponding to ranges of stock prices achieved. See Officer LTI Plan (Cash Settled).
In addition to the 2008 award under the Officer LTI Plan, the Compensation Committee has granted cash incentive awards under the Cash Based LTI Plans that are not directly correlated with our stock price, but contain discretionary payments based on various fundamental business metrics. See Other Compensation Programs below.
We use the Monte Carlo valuation model to determine the fair value of all cash settled awards where stock price is a factor in determining the vesting, as well as for cash or stock settled performance awards where there exists a similar stock price based market condition. The Monte Carlo valuation model incorporates multiple input variables, including expected life, volatility, risk-free rate of return and dividend yield for each award to estimate the probability that a vesting condition will be achieved. In determining these assumptions for the Monte Carlo valuations, we consider historic and observable market data.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Depending on certain characteristics of the awards granted under the various compensation programs noted above, they are accounted for as either liabilities or equity instruments. The following table summarizes awards outstanding and compensation expense recognized for each type of share-based award as of and for the periods indicated:

	December 31,
(In thousands)	2011		2010		2009
Share-based Compensation Programs	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)
Liabilities:
RSUs—Cash Settled	$5,229	$480	$4,788	$1,774	$3,014	$3,014
SARs—Cash Settled	1,156	(5,229)	6,430	3,951	2,169	1,866
Officer LTI Plan	—	32	8,397	5,618	2,778	2,322
Liabilities	$6,385	(4,717)	$19,615	11,343	$7,961	7,202
Equity:
Stock Options	3,472,762	1,558	3,227,411	2,214	3,264,262	2,619
Phantom Stock	518,441	5	518,441	3,183	518,441	1,902
RSUs—Equity Settled	505,183	1,717	216,300	1,272	—	—
Restricted Stock	324,778	120	399,575	2,036	848,823	3,210
Employee Stock Purchase Plan (“ESPP”)		348		321		227
Equity		3,748		9,026		7,958
Total all share-based plans		$(969)		$20,369		$15,160
______________

(1)
For purposes of calculating compensation cost recognized, we consider awards effectively vested (and we recognize the full compensation costs) when grantees become retirement eligible. Under the terms of our awards, legal vesting upon retirement occurs when the grantee actually separates from service.

The following table reflects additional information regarding all share-based awards for the years indicated:

	Year Ended December 31,
($ in thousands except per-share amounts)	2011	2010	2009
Total compensation cost recognized	$(969)	$20,369	$15,160
Less: Costs deferred as acquisition costs	171	551	962
Stock-based compensation expense impact on net income (loss) before income taxes—increase	$(1,140)	$19,818	$14,198
Stock-based compensation expense impact on net income (loss)—increase	$(741)	$12,882	$9,229
Excess tax benefits from stock-based payment arrangements	$4	$—	$—
Stock-based compensation expense impact on diluted income (loss) per share—(decrease) increase	$(0.01)	$0.11	$0.11
RSUs (Cash Settled)
Performance-Based RSUs—In 2011 and 2010, the Compensation and Human Resources Committee of our board of directors (the “Compensation Committee”) granted a total of 3,004,730 and 162,500, respectively, of performance-based RSUs (to be settled in cash) to eligible officers under the 2008 Equity Plan. These performance-based RSUs entitle grantees to a cash amount equal to the fair market value of RSUs that have vested at the end of a three-year performance period.
Vesting of the awards granted in 2011 is based on the performance of Radian Group's total stockholder return (“TSR”) compared to the median TSR of a group of companies consisting of our two most comparable mortgage insurance peers and the companies listed on the NASDAQ 100 Financial Index (collectively, the "Peer Group"), with a maximum payout at the end of the three-year performance period of 200% of a grantee's target number of RSUs.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Vesting of the 2010 awards is based on two factors, both equally weighted at 50% of the total performance target: (1) the performance of Radian Group's relative TSR compared to the TSRs of an industry peer group, with a maximum payout of 100% of the peer target (i.e., 50% of the total performance target); and (2) the performance of Radian Group's relative TSR compared to the TSRs of companies included in S&P MidCap 400® index, with a maximum payout of 150% of the index target (i.e., 50% of the total performance target). Upon the occurrence of certain corporate events involving one or more companies included in the industry peer group, the performance goals for the entire award (between 0% and 150% of the total target award) would then be based on Radian Group's relative TSR compared to the TSRs of companies included in the S&P MidCap 400® index.
In general, pursuant to the terms of the 2011 award agreement, in the event of a grantee's retirement, the award will continue to vest and be paid in accordance with the achievement of the performance goals as of the stated vesting date. Each RSU was granted at full value with no exercise price. The RSUs do not entitle the grantees to voting or dividend rights.
Timed-Vested RSUs—In 2010 and 2009, the Compensation Committee awarded 108,921 and 423,503, respectively, of time-vested RSUs (to be settled in cash) to our non-employee directors under the 2008 Equity Plan. The estimated fair value of the time-vested RSUs is based on our common stock price on the measurement date. These RSU awards entitle our non-employee directors to a cash amount equal to the closing price of our common stock on the NYSE on the conversion date (generally defined as a director's termination of service with us). These RSU awards vest in their entirety three years from the date of grant, or earlier, upon the director's retirement, death or disability.
SARs (Cash Settled)
In 2010 and 2009, the Compensation Committee awarded 1,623,500 and 192,100 cash-settled SARs, respectively, under the 2008 Equity Plan. The award of SARs entitles grantees to receive a cash amount equal to the excess of the closing share price of our common stock on the date of exercise over the grant price (the closing share price of our common stock on the date of grant). The exercise prices of the SARs awarded in 2010 and 2009 were $10.42 and $2.68 per share, respectively. As of December 31, 2011, the estimated fair value of the SARs granted in 2010 and 2009 was $1.43 and $0.96 per share, respectively. The SARs have a five-year term.
Officer LTI Plan (Cash Settled)
The Officer LTI Plan is structured as a performance-based, long-term cash incentive plan that consists of grants of cash-settled performance awards. The Compensation Committee administers the Officer LTI Plan and is responsible for, among other items, establishing the target values of awards to participants and selecting the specific performance factors. At the end of each performance period, the Compensation Committee determines, at its discretion, the specific cash payout to each participant, which may range from 0% to 200% of the amount of the target award, based on the Compensation Committee's evaluation of our overall corporate performance and the degree to which each of the performance measures have been satisfied.
For the 2008 grant discussed above, performance over the performance period (July 1, 2008 through December 31, 2010), was based on our stock price growth (above a minimum threshold price), with a range of possible payouts corresponding to ranges of stock prices achieved. In February 2011, we paid $8.4 million related to these awards, representing a payout range of 147% to 172% of the target awards.
We used the Monte Carlo valuation model to determine the fair value of the Officer LTI awards granted in 2008. In 2010, we adjusted the expense recorded to the amount of the expected payout, calculated based on the average stock price for the month of December 2010, in accordance with the plan.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Non-Qualified Stock Options
Information with regard to stock options for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2010	3,227,411	$28.63
Granted	667,586	4.05
Exercised	—	—
Forfeited	(77,347)	6.17
Expired	(344,888)	33.00
Outstanding, December 31, 2011	3,472,762	23.97
Exercisable, December 31, 2011	2,410,123	32.33
Available for grant, December 31, 2011	3,271,288
The weighted average fair value per share of the stock options granted during 2011 and 2010 was $3.33 and $8.70, respectively. No stock options were granted during 2009. There were no stock options exercised in 2011, 2010 or 2009. There was no intrinsic value for the stock options outstanding at December 31, 2011, due to the price of our common stock relative to the exercise prices for such stock options. The total intrinsic value of options outstanding at December 31, 2010 and 2009 was $2.5 million and $2.2 million, respectively.
Upon the exercise of stock options, we generally issue shares from the authorized, unissued share reserves when the exercise price is less than the treasury stock repurchase price, and from treasury stock when the exercise price is greater than the treasury stock repurchase price.
The table below summarizes information regarding fully vested share options as of December 31, 2011:

($ in millions, except per-share amounts)	Outstanding and Exercisable
Number of options vested	2,410,123
Fair value of options vested during the year	$0.3
Weighted-average exercise price per share	$32.33
Aggregate intrinsic value (excess market price over exercise price)	$—
Weighted-average remaining contractual term of options (in years)	2.0
The following table summarizes information concerning outstanding and exercisable options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.48	444,800	3.6	$2.48	222,400	$2.48
$3.58 – $7.06	620,639	6.4	4.37	—	—
$10.42	219,600	5.4	10.42	—	—
$20.34	980,000	2.7	20.34	980,000	20.34
$35.79 – $46.39	558,701	0.6	41.12	558,701	41.12
$48.39 – $56.03	649,022	0.7	53.08	649,022	53.08
	3,472,762	2.9		2,410,123
We use the Black-Scholes valuation model in determining the grant date fair value of stock options issued to employees and non-employee directors. This model was used to estimate the fair value of the stock options granted on the date of grant, using the assumptions noted in the following table:

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	Year Ended December 31,
	2011	2010	2009
Expected life (years) (1)	6.00	6.00	n/a
Risk-free interest rate (2)	1.88%	2.85%	n/a
Volatility (3)	114.51%	110.83%	n/a
Dividend yield	0.28%	0.10%	n/a
 ______________

(1)	In 2011 and 2010, the expected life of stock options granted was estimated to be less than the full term of the options awarded. The expected life is estimated using historical data.

(2)	The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.

(3)	Volatility determined at the date of grant using historical share price volatility and expected life of each award.
For stock option awards granted in 2011, in addition to the time-based vesting requirements, the options only will vest if the closing price of our common stock on the NYSE exceeds $4.48 (125% of the option exercise price) for ten consecutive trading days ending on or after the third anniversary of the date of grant.
We elected to apply the short-cut method in accounting for the windfall tax benefits under the accounting standard regarding share-based payment. Should future offsets to the windfall as a result of cancellations, expirations or exercise shortfalls exceed the balance of $20.2 million at December 31, 2011, the excess would be reflected in the consolidated statements of operations.
Phantom Stock
The Compensation Committee has granted phantom stock awards under the Equity Plans, which entitle grantees to receive shares of our common stock on the conversion date (generally defined as a grantee's termination of service with us). The estimated fair value of phantom stock is based on the closing share price of our common stock as reported by the NYSE on the date of grant. All outstanding shares of phantom stock were fully vested as of December 31, 2010. Each share of phantom stock was granted at full value with no exercise price and accrues dividend equivalents until the conversion date. Upon conversion, all phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. At December 31, 2011, there were approximately 6,030 dividend-equivalent phantom shares accrued that were not included in the total number of our outstanding shares. The cost recognized for these awards is calculated using the closing share price of our common stock as reported by the NYSE on the date of grant and was recognized on a straight line basis over the vesting period. There have been no shares of phantom stock granted since 2008.
RSUs (Equity Settled)
Performance-Based RSUs—In 2010, the Compensation Committee granted a total of 203,300 performance-based RSUs to be settled in common stock. No performance-based RSUs (equity settled) were awarded in 2011. The performance, vesting conditions and potential payouts relative to target for the 2010 performance-based RSUs are the same as those described above under “RSUs (Cash Settled)—Performance Based RSUs” for awards granted in 2010.
The grant date fair value of performance-based RSUs is determined using the Monte Carlo valuation model. The following are assumptions used in our calculation of the 2010 grant date fair value of performance-based RSUs to be settled in common stock:

2010
Expected life	3 years
Risk-free interest rate	1.4%
Volatility	154.5%
Dividend yield	0.12%
Time-Vested RSUs—In 2011, the Compensation Committee granted a total of 323,866 shares of time-vested RSUs to be settled in common stock, including 77,027 shares awarded to employees and 246,839 shares awarded to non-employee directors. The grant date fair value of the time-vested RSUs was calculated based on the fair market value of our common stock on the NYSE on the date of grant and is recognized over the vesting period. The 2011 awards to employees vest at the end of four years, while the awards to non-employee directors vest at the end of three years.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Information with regard to RSUs to be settled in stock for the periods indicated is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2010	216,300	$11.72
Granted	323,866	5.86
Vested	—	—
Forfeited	(34,983)	10.03
Unvested, December 31, 2011	505,183	$8.08

Restricted Stock
In 2009, the Compensation Committee granted 375,500 shares of restricted stock. No shares of restricted stock were granted during 2011 and 2010. The estimated fair value of restricted stock is based on the closing share price of our common stock on the NYSE on the date of grant. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period. The holders of restricted stock are entitled to vote their restricted shares and to receive cash dividends. Each share of restricted stock is granted at full value with no exercise price. The cost recognized for these awards is based on the fair value at date of grant and is recognized on a straight line basis over the vesting period.
Information with regard to restricted stock for the periods indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, December 31, 2010	399,575	$2.69
Granted	—	—
Vested	(66,247)	3.06
Forfeited	(8,550)	2.64
Unvested, December 31, 2011	324,778	$2.67
Employee Stock Purchase Plan
We have an Employee Stock Purchase Program. The Radian Group Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP Plan”) was approved by our board of directors in December 2008 and was approved by our stockholders at our 2009 Annual Meeting of Stockholders. A total of 2,000,000 shares of our authorized but unissued common stock have been reserved for issuance under the 2008 ESPP Plan. Under the 2008 ESPP Plan, we sold 158,676, 99,781 and 172,192 shares to employees during the years ended December 31, 2011, 2010 and 2009, respectively.
The 2008 ESPP Plan was designed to allow eligible employees to purchase shares of our common stock at a discount of 15% off the lower of the fair market value of our common stock at the beginning-of-period or end-of-period (each period being the first and second six calendar months in a calendar year).
The following are assumptions used in our calculation of ESPP compensation expense during 2011:

	January 1, 2011	July 1, 2011
Expected life	6 months	6 months
Risk-free interest rate	0.45%	0.39%
Volatility	69.96%	79.68%
Dividend yield	0.06%	0.12%

Unrecognized Compensation Expense
As of December 31, 2011, 2010 and 2009, unrecognized compensation expense related to the unvested portion of all of our stock-based awards was approximately $7.4 million, $7.8 million and $6.9 million, respectively. Absent a change of control under the Equity Plans, this expense is expected to be recognized over a weighted average period of approximately 2.4 years.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Other Compensation Programs
In 2008, the Compensation Committee granted performance awards under the Executive LTI Plan with target award opportunities ranging from approximately 45% to 300% of the participants' base salary. The three-year performance period began July 1, 2008 and ended June 30, 2011. The 2008 Cash Based LTI Award had a payout potential of between 0% and 400% of each participant's target award, with the payout to be determined based on our performance and the award participant's performance over the performance period against the following performance goals: (i) mortgage insurance market share; (ii) mortgage insurance credit quality; (iii) stock price growth; (iv) expense management; and (v) capital management. In August 2011, we paid $8.2 million related to these awards, representing a range of 144% to 300% of the target awards.
In 2009 and 2010, the Compensation Committee granted awards under the Cash Based LTI Plans with performance for 50% of the award measured over a three-year performance period and 50% of the award measured over a four-year performance period based on the following performance measures: (1) mortgage insurance market share; (2) capital management; (3) mortgage insurance credit quality; (4) expense management; and (5) operating profitability. No awards were granted in 2011 under the Cash Based LTI Plans. Compensation costs recognized related to non-share-based awards under the Officer LTI Plan were $0.5 million, $1.1 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Compensation costs recognized related to non-share-based awards under the Executive LTI Plan were $5.5 million, $3.1 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
We surrendered certain of the split-dollar life insurance policies issued under our prior supplemental retirement plan to fund the BRP. Each participant in the prior plan received an initial balance in the BRP equal to the present value of the participant’s benefit under the split-dollar life insurance policy as of January 1, 2007. As of December 31, 2011, we had $8.4 million of split-dollar life insurance policies outstanding. The expense for our BRP for the years ended December 31, 2011, 2010 and 2009 was immaterial to our financial statements.
The assumed discount rate for our benefit plan mentioned above is based on assumptions intended to estimate the actual termination liability of the plan. The discount rate is a composite rate used to approximate the actual termination liability comprised of lump sum payments and an annuity purchase.
The Savings Plan covers substantially all our full-time and all our part-time employees. Participants can contribute up to 25% of their base earnings as pretax contributions up to a maximum amount of $16,500 for 2011. We will match up to 100% of the first 6% of base earnings contributed in any given year. Our expense for matching funds for the years ended December 31, 2011, 2010 and 2009 was $3.5 million, $3.5 million and $3.8 million, respectively.
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

•	permit the company to make discretionary, pro rata (based on eligible pay) cash allocations to each eligible participant’s account, with vesting upon completion of three years of service with us; and

•
provide certain participants who were active in our pension plan with yearly cash “transition credits” (initially for up to five years, if employed by us during this time) under the Savings Plan equal to a fixed percentage of their eligible pay, calculated based on a formula that takes into account their age and years of completed vesting service as of January 1, 2007.

We provided certain healthcare and life insurance benefits to our retired employees who were hired before January 1, 1990, under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, EFSG had a plan that provided certain healthcare benefits for retired employees (the “EFSG Postretirement Medical Plan”). The expense for postretirement benefit plans for the years ended December 31, 2011, 2010 and 2009 was immaterial to our financial statements. We accrue the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits.
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
The deferred compensation plan amounts are not funded and are not segregated from our general assets. Accordingly, participants in each plan are general unsecured creditors of Radian Group with respect to the amounts due under the plans. The amount recorded as deferred compensation expense for the years ended December 31, 2011, 2010 and 2009 was immaterial to our financial statements.

Contributions
We expect to contribute nominal amounts to Radian Group’s and EFSG’s other postretirement benefit plans in 2012. Due to the nature of the Postretirement Welfare Plan, no increase is assumed in our obligation due to any increases in the per-capita cost of covered healthcare benefits.

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

On August 13, 2010, American Home Mortgage Servicing, Inc. ("AHMSI") filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe that approximately 271 loans were affected by this error. According to AHMSI, Radian Guaranty's refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian also filed, and the court subsequently dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. ("Quicken") in the United States District Court for the Eastern District of Pennsylvania.  Radian Guaranty's complaint seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty's master policy and delegated underwriting endorsement for approximately140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. On August 24, 2011, Quicken filed a motion to dismiss the complaint. On September 12, 2011, Radian Guaranty filed a response to Quicken's motion to dismiss, and on September 29, 2011, Quicken filed its reply.
On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A., was filed in the United States District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans supposedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan's captive reinsurer. Plaintiffs assert violations of Real Estate Settlement Practices Act of 1974 ("RESPA"). The mortgage insurer defendants have demanded that the plaintiffs voluntarily dismiss from the lawsuit any mortgage insurer, such as Radian Guaranty, that did not insure any of the plaintiffs' loans. If that demand is not met, Radian Guaranty and others of the mortgage insurers intend to move to dismiss the claims against them.
  On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the United States District Court for the Eastern District of Pennsylvania. The facts of this case are substantially similar to those of the Samp case discussed above; however, in this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss the complaint on a number of grounds.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities ("MBS"). To allow our customers to comply with these regulations, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries' obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $166.8 million of remaining credit exposure as of December 31, 2011.
On March 1, 2011, EFSG sold its 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This holding company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although EFSG wrote off its entire interest in this company in 2005 and has sold its ownership interest, under Brazilian law, it is possible that EFSG could become liable for its proportionate share of the liabilities of the company related to the period in which EFSG was a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. EFSG's share of the liabilities of the company attributable to this period was approximately $103.4 million as of December 31, 2010.
As part of the non-investment grade component of our investment portfolio, we had unfunded commitments of $9.6 million at December 31, 2011, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans that we are simultaneously underwriting for compliance with secondary market compliance and for potential mortgage insurance. In 2011, we paid losses related to contract underwriting remedies of approximately $7.2 million. Rising mortgage interest rates or further economic uncertainty may expose the mortgage insurance business to an increase in such costs. In 2011, our provision for contract underwriting expenses was approximately $9.3 million and our reserve for contract underwriting obligations at December 31, 2011, was $4.5 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.

We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $9.0 million, of which $3.4 million has not been recorded as of December 31, 2011. The remaining cost for these agreements is expected to be recorded by the second quarter of 2013.
We lease office space for use in our operations. The lease agreements, which expire periodically through August 2017, contain provisions for scheduled periodic rent increases. Net rental expense in connection with these leases totaled $5.0 million in 2011, $4.9 million in 2010, and $7.5 million in 2009. The commitment for non-cancelable operating leases in future years is as follows:

(In thousands)
2012	$12,619
2013	12,518
2014	12,313
2015	10,144
2016	4,296
Thereafter	3,006
$54,896
The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $13.5 million at December 31, 2011.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

19. Quarterly Financial Data (Unaudited)
(In thousands, except per share information)

	2011 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$203,023	$188,934	$179,655	$184,413	$756,025
Net investment income	42,240	43,823	38,763	38,694	163,520
Net gains on investments (1)	37,435	44,236	81,640	38,866	202,177
Net impairment losses recognized in earnings	—	(11)	(20)	(1,171)	(1,202)
Net change in fair value of derivative instruments (2)	243,892	188,726	126,008	69,769	628,395
Net gains on other financial instruments (3)	75,251	5,047	80,602	32,429	193,329
Provision for losses (9)	427,373	263,566	249,598	355,984	1,296,521
Change in reserve for premium deficiency (6)	(1,383)	(3,102)	(1,942)	(665)	(7,092)
Policy acquisition and other operating expenses	60,350	60,341	56,689	51,193	228,573
Equity in net income of affiliates	65	—	—	—	65
Net income (loss) (5)	103,006	137,115	183,568	(121,539)	302,150
Diluted net income (loss) per share (7)(8)	$0.77	$1.03	$1.37	$(0.92)	$2.26
Weighted average shares outstanding (7)	133,703	133,614	133,513	133,463	133,863
	2010 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$198,268	$203,446	$203,937	$220,082	$825,733
Net investment income	45,358	48,619	46,554	38,229	178,760
Net gains (losses) on investments (1)	57,948	57,262	94,258	(69,524)	139,944
Net impairment losses recognized in earnings	(18)	(38)	(34)	—	(90)
Net change in fair value of derivative instruments (2)	(77,954)	(524,606)	229,783	(185,935)	(558,712)
Net (losses) gains on other financial instruments (3)	(101,564)	(63,200)	4,882	(51,799)	(211,681)
Gain on sale of affiliate (4)	—	34,815	—	—	34,815
Provision for losses	543,880	435,166	344,389	415,809	1,739,244
Change in reserve for premium deficiency (6)	(1,231)	(7,354)	8,628	(14,664)	(14,621)
Policy acquisition and other operating expenses	79,924	51,962	54,106	59,419	245,411
Equity in net income of affiliates (4)	8,098	6,570	—	—	14,668
Net (loss) income (5)	(310,355)	(475,080)	112,185	(1,132,617)	(1,805,867)
Diluted net (loss) income per share (7)(8)	$(3.77)	$(4.31)	$0.84	$(8.55)	$(15.74)
Weighted average shares outstanding (7)	82,341	110,282	133,520	132,434	114,697
 ______________

(1)
The 2011 and 2010 periods reflect realized gains and losses on investments in connection with the continued reallocation of our investment portfolio and unrealized gains and losses on our trading securities.

(2)
The change in fair value of derivative instruments for 2011 and 2010 reflects the volatility in the cumulative unrealized gain attributable to the market’s perception of our non-performance risk as a result of the changes in our CDS spread during both years.

(3)
The 2011 and 2010 periods reflect losses on financial guaranty VIE debt and NIMS VIE debt, offset by realized gains on investments in connection with the continued reallocation of our investment portfolio.

(4)	On May 3, 2010, we sold our remaining equity interest in Sherman, which resulted in a gain on sale of affiliate. We no longer record equity in net income of affiliates as a result of the sale.

(5)
The net loss for the fourth quarter of 2011 was primarily due to an increase in both the mortgage insurance and financial guaranty provision for losses. The net loss for the fourth quarter of 2010 was due primarily to the establishment of an $841.5 million valuation allowance against our DTA during the fourth quarter.

(6)
The 2011 and 2010 periods reflect changes in the provision for second-lien premium deficiency, due to the transfer of premium deficiency reserves to loss reserves, terminations of second-lien transactions, as well as changes in estimates.

(7)	Diluted net income (loss) per share and average shares outstanding per the accounting standard regarding earnings per share.

(8)	Net income (loss) per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income (loss) per share for the year.

(9)
The provision for losses in the fourth quarter of 2011 was primarily driven by reserves established on new default notices, which increased consistent with seasonal trends. In addition, the results include the effects of an increase in our IBNR reserve estimate.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

20. Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted average number of common shares outstanding, while diluted net income (loss) per share is based on the weighted average number of common shares outstanding and common stock equivalents that would arise from the exercise of stock options.
The calculation of the basic and diluted net income (loss) per share was as follows:

	Year Ended December 31,
	2011	2010	2009
(In thousands, except share and per-share amounts)
Net income (loss)	$302,150	$(1,805,867)	$(147,879)
Average common shares outstanding	132,372	114,697	81,937
Increase in shares due to potential exercise of common stock equivalents—diluted basis	1,491	—	—
Adjusted shares outstanding—diluted	133,863	114,697	81,937
Net income (loss) per share—basic	$2.28	$(15.74)	$(1.80)
Net income (loss) per share—diluted	$2.26	$(15.74)	$(1.80)
For the year ended December 31, 2011, 2,490,462 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive. As a result of our net loss in 2010 and 2009, 4,366,342 and 4,635,530 shares, respectively, of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share because they were anti-dilutive.

21. Subsequent Events

The following table provides the expected impact on our consolidated financial statements prepared under GAAP in the first quarter of 2012, for the Assured Transaction described in Note 1. While we expect a statutory capital benefit as a result of this transaction as discussed in Note 1, under GAAP this transaction will result in a reduction in net income, and therefore, a reduction in retained earnings.

Statement of Operations
(In millions)
Decrease in premiums written	$(119.8)
Decrease in net premiums earned	$(22.2)
Increase in change in fair value of derivative instruments—gain	0.1
Increase in policy acquisition costs	(15.7)
Gain on sale of affiliate	9.0
Decrease in pre-tax income	(28.8)

Balance Sheet
(In millions)
Decrease in:
Cash	$92.3
Deferred policy acquisition costs	26.2
Accounts and notes receivable	1.1
Derivative assets	0.6
Unearned premiums	71.6
Derivative liabilities	0.9
Increase in other assets	19.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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

Item 9B.	Other Information
On February 27, 2012, Radian Group, Radian Guaranty and Radian Mortgage Assurance entered into an agreement with Fannie Mae (the “Fannie Mae Approval”) that provides for the approval of Radian Mortgage Assurance as a direct issuer of mortgage guaranty insurance in the RBC States, subject to certain terms, conditions and restrictions. Under the Fannie Mae Approval, Radian Mortgage Assurance will be eligible to write mortgage insurance only in those RBC States where Radian Guaranty is unable to write new business due to a failure to meet the Statutory RBC Requirements without a waiver or other similar relief. On February 28, 2012, Freddie Mac approved Radian Guaranty's use of Radian Mortgage Assurance as an eligible mortgage insurer to write business in those RBC States in which Radian Guaranty is not in compliance with (or is not expected to be in compliance with) Statutory RBC Requirements and has not been granted a waiver or other similar relief after trying in good faith to obtain such relief (the “Freddie Mac Approval”). Under the Freddie Mac Approval, Radian Mortgage Assurance currently is eligible to write business in New York, Ohio, Iowa, Kansas and, subject to certain conditions, Oregon, with the approvals for the remaining RBC states to be evaluated by Freddie Mac when and if such approvals may be required. Both of these approvals are temporary, with the Fannie Mae Approval scheduled to expire on December 31, 2013, and the Freddie Mac Approval scheduled to expire on December 31, 2012. The approvals are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for Radian Mortgage Assurance, restrictions on payment of dividends, and requirements governing the manner in which Radian Guaranty and Radian Mortgage Assurance conduct affiliate transactions. For a detailed discussion of the terms and conditions of the Fannie Mae Approval and the Freddie Mac Approval, see "Business—Regulation—State Regulation—Risk-to-Capital." These approvals are attached as exhibits to this Annual Report on Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2011. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2011. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2011. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2011. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2011. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of Part II of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page 251 of this report for a list of the financial statement schedules filed as part of this report.

3.	Exhibits—See “Index to Exhibits” on page 252 of this report for a list of exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

Radian Group Inc.

By:	/s/ SANFORD A. IBRAHIM
Sanford A. Ibrahim, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/S/ SANFORD A. IBRAHIM	Chief Executive Officer (Principal Executive Officer) and Director
Sanford A. Ibrahim

/s/ C. ROBERT QUINT	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
C. Robert Quint

/s/ CATHERINE M. JACKSON	Senior Vice President, Controller (Principal Accounting Officer)
Catherine M. Jackson

/S/ HERBERT WENDER	Non-Executive Chairman of the Board
Herbert Wender

/s/ DAVID C. CARNEY	Director
David C. Carney

/s/ HOWARD B. CULANG	Director
Howard B. Culang

/s/ LISA W. HESS	Director
Lisa W. Hess

/s/ STEPHEN T. HOPKINS	Director
Stephen T. Hopkins

/s/ JAMES W. JENNINGS	Director
James W. Jennings

/s/ RONALD W. MOORE	Director
Ronald W. Moore

/s/ JAN NICHOLSON	Director
Jan Nicholson

/s/ ROBERT W. RICHARDS	Director
Robert W. Richards

/s/ ANTHONY W. SCHWEIGER	Director
Anthony W. Schweiger

/s/ NOEL J. SPIEGEL	Director
Noel J. Spiegel

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

Radian Group Inc.
Schedule I
Summary of Investments—Other Than Investments in Related Parties
December 31, 2011

Type of Investment	Amortized Cost	Fair Value	Amount at Which Included on the Balance Sheet
(In thousands)
Fixed-Maturities:
Bonds:
U.S. government and agency securities	$10,931	$13,630	$13,630
State and municipal obligations (1)	89,723	85,440	85,332
Corporate bonds and notes	17,267	16,610	16,610
RMBS	1,308	1,360	1,360
CMBS	1,660	1,669	1,669
Other ABS	1,019	1,177	1,177
Other investments	1,489	1,595	1,595
Total fixed-maturities	123,397	121,481	121,373
Trading securities	4,101,355	4,211,059	4,211,059
Equity securities available for sale:
Common stocks	103,923	118,354	118,354
Nonredeemable preferred stocks	10,502	10,070	10,070
Total equity securities available for sale	114,425	128,424	128,424
Short-term investments	1,261,711	1,261,703	1,261,703
Other invested assets	61,000	62,835	61,000
Total investments other than investments in related parties	$5,661,888	$5,785,502	$5,783,559
__________________

(1)	Held to maturity and available for sale.

Radian Group Inc.

Schedule II—Financial Information of Registrant
Balance Sheets
Parent Company Only

	December 31,
($ in thousands, except share and per share amounts)	2011	2010
Assets
Investments
Trading securities—at fair value	$387,239	$482,873
Short-term investments—at fair value	177,116	333,687
Other invested assets	25,000	25,000
Cash	453	1,945
Restricted cash	1,060	1,835
Investment in subsidiaries, at equity in net assets (1)	1,591,914	1,027,499
Debt issuance costs	8,414	9,804
Due from affiliates, net	2,451	7,306
Property and equipment, at cost (less accumulated depreciation of $46,998 and $44,729)	2,017	3,755
Other assets	35,474	20,886
Total assets	$2,231,138	$1,914,590
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$123,665	$31,734
Accrued interest payable	7,558	8,594
Long-term debt	818,584	964,788
Federal income taxes—current and deferred (1)	99,040	49,644
Total liabilities	1,048,847	1,054,760
Common stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,666,446 and 150,507,853 shares issued at December 31, 2011 and 2010, respectively; 133,199,159 and 133,049,213 shares outstanding at December 31, 2011 and 2010, respectively	151	150
Treasury stock, at cost: 17,467,287 and 17,458,640 shares at December 31, 2011 and 2010, respectively	(892,052)	(892,012)
Additional paid-in capital	1,966,565	1,963,092
Retained earnings (deficit)	96,227	(204,926)
Accumulated other comprehensive income (loss)	11,400	(6,524)
Total common stockholders’ equity	1,182,291	859,780
Total liabilities and stockholders’ equity	$2,231,138	$1,914,540
_______________________

(1)	See Note A

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Statements of Operations
Parent Company Only

	Year Ended December 31,
(In thousands)	2011	2010	2009
Revenues:
Net investment income	$15,890	$8,626	$222
Net gains on investments	24,603	61,120	280
Net gains on other financial instruments	1,085	2,496	11,970
Other income	3	220	280
Total revenues	41,581	72,462	12,752
Expenses:
Interest expense	16,132	1,911	—
Total expenses	16,132	1,911	—
Income before income taxes	25,449	70,551	12,752
(Benefit) provision for income taxes (1)	(201,741)	(209,235)	7,563
Equity in net income (loss) of affiliates (1)	74,960	(2,085,653)	(153,068)
Net income (loss)	$302,150	$(1,805,867)	$(147,879)
_______________________

(1)	See Note A

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Statements of Cash Flows
Parent Company Only

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$302,150	$(1,805,867)	$(147,879)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Net gains on other investments	(24,603)	(61,120)	(280)
Gain on the repurchase of long-term debt	—	(2,496)	(11,970)
Equity in undistributed net (income) loss of subsidiaries and affiliates (1)	(400,561)	2,049,175	258,483
Increase (decrease) in federal income taxes (1)	49,396	(274,778)	11,968
Distributions from subsidiaries and affiliates	—	—	74,369
Change in other assets	13,384	35,797	6,041
Change in accounts payable and accrued expenses	90,895	(20,711)	8,403
Net cash provided by (used in) operating activities	30,661	(80,000)	199,135
Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	—	4,083	3,924
Sales/redemptions of trading securities	151,840	57,989	—
Purchases of trading securities	(32,825)	(455,724)	—
Sales/redemptions of short term investments, net	156,665	(230,392)	(51,159)
Purchases of other invested assets	—	(25,000)	—
Purchases of property and equipment, net	(523)	(1,367)	(2,390)
Capital contributions to subsidiaries and affiliates	(145,987)	(423,146)	(5,600)
Capital distributions from subsidiaries and affiliates	7	268,530	—
Net cash provided by (used) in investing activities	129,177	(805,027)	(55,225)
Cash flows from financing activities:
Dividends paid	(1,330)	(1,202)	(827)
Issuance of long-term debt	—	391,310	—
Paydown of other borrowings	—	—	(100,000)
Redemption of long-term debt	(160,000)	(29,348)	(45,622)
Proceeds from issuance of common stock	—	525,887	—
Net cash (used in) provided by financing activities	(161,330)	886,647	(146,449)
(Decrease) increase in cash	(1,492)	1,620	(2,539)
Cash, beginning of year	1,945	325	2,864
Cash, end of year	$453	$1,945	$325
_______________________

(1)	See Note A

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Parent Company Only
Supplemental Notes
Note A
The Radian Group Inc. (the “Parent Company”) financial statements represent the stand-alone financial statements of the Parent Company. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity-method of accounting for its majority owned subsidiaries. Refer to the Parent Company's consolidated financial statements for additional information.
Revisions to Prior Periods
In preparing the Parent Company stand-alone financial statements for the year ended December 31, 2011, we identified an error in the historical presentation of the provision (benefit) for income taxes and equity in net income (loss) of affiliates. While the impact is not considered material, we have revised the prior period financial statements. The revision decreases the 2010 benefit for income taxes and equity in net loss of affiliates by $79.7 million. In addition, this revision had the effect of increasing our investment in subsidiaries balance and our net federal income tax liability as of December 31, 2010. Within the 2010 statement of cash flows, this revision resulted in reductions to the adjustment for equity in undistributed net (income) loss of subsidiaries and affiliates and increase (decrease) in federal income taxes. There was no impact to net income (loss) or total common stockholders' equity for the period ended December 31, 2010.
Certain other prior balances have been reclassified to conform to the current period presentation.
Note B
Included in short-term investments at December 31, 2011 and 2010, is $27.7 million and $19.4 million, respectively, of restricted funds required to support estimated tax payments to Radian Asset Assurance. We also had $1.1 million and $0.9 million at December 31, 2011 and 2010, respectively, of restricted cash held as collateral for our insurance trust agreement for our health insurance policy.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate income and expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. All operating expenses and interest expense, except for the discount amortization attributable to the senior convertible notes issued in November 2010, have been allocated to the subsidiaries for 2011, 2010 and 2009. Total operating expenses and interest expense allocated to subsidiaries for 2011, 2010 and 2009, were $100.7 million, $105.2 million and $115.8 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up, except for the amounts charged to subsidiaries outside the U.S. for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company and reducing dividends to the Parent Company.
Note D
During 2011, the Parent Company did not receive any dividends from its subsidiaries. During 2010 and 2009, the Parent Company received a $268.5 million capital distribution and a $74.4 million dividend, respectively, from subsidiaries.
During 2011, the Parent Company made capital contributions of $146 million to its subsidiaries, which includes contributions related to tax payments. In December 2011, the Parent Company contributed its ownership interest in Radian Mortgage Assurance to Radian Guaranty, which totaled approximately $17 million. Also in December 2011, Radian Guaranty sold its ownership interest in EFSG to the Parent Company for approximately $6 million. In February 2012, the Parent Company contributed $100 million to Radian Guaranty.
During 2010, the Parent Company contributed $322 million to Radian Guaranty and $101 million to CMAC of Texas.
In October 2009, the Parent Company satisfied its obligation to pay approximately $98 million to Radian Guaranty by transferring its equity interest in Sherman to Radian Guaranty, which required no cash payment.

Note E
During 2010, the Parent Company repurchased $31.9 million, of outstanding principal amount of our 7.75% debentures due June 2011. In November 2010, the Parent Company issued $450 million principal amount of 3.0% convertible senior notes due November 2017, at a discount to par. The convertible senior notes are convertible into shares of our common stock.
The maturities of our long-term debt in future years are as follows:

($ in thousands)
2012	$—
2013	252,267
2014	—
2015	249,819
2016	—
Thereafter	316,498
$818,584

Note F
The net investment income for 2011 reflects a full year of income earned on the reinvested proceeds received from our issuance of common stock in May 2010 and the issuance of our convertible debt in November 2010.
The net gains on investments for 2011 reflect unrealized gains on certain bonds in our portfolio. Net gains on investments for 2010 reflected unrealized market gains relating to our unconsolidated CPS, substantially all of which were purchased by the Parent Company during 2010.

Radian Group Inc.
Schedule IV—Reinsurance
Insurance Premiums Earned
Years Ended December 31, 2011, 2010 and 2009

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2011	$762,428	$38,740	$32,337	$756,025	4.28%
2010	$891,167	$94,497	$29,063	$825,733	3.52%
2009	$919,778	$139,626	$45,749	$825,901	5.54%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004 and filed on May 12, 2004)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 22, 2008 and filed on May 29, 2008)

3.3
Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 12, 2010 and filed on May 18, 2010)

3.4
Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

3.5
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 9, 2009 and filed on October 13, 2009)

3.6
Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated November 9. 2011 and filed on November 15, 2011)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 1999)

4.2
Amended and Restated Tax Benefit Preservation Plan, dated as of February 12, 2010, between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 12, 2010 and filed on February 17, 2010)

4.3
First Amendment to the Amended and Restated Tax Benefit Preservation Plan, dated as of May 3, 2010, between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 3, 2010 and filed on May 4, 2010)

4.4
Indenture dated May 29, 2001, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (file no. 333-52762) filed on July 19, 2001)

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
4.10
Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 2, 2005 and filed on June 7, 2005)

4.11
Senior Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2010 and filed on November 16, 2010)

4.12
First Supplemental Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

4.13	Form of 3.00% Convertible Senior Notes Due 2017 (included within Exhibit 4.12)

+10.1
Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of April 5, 2011(incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 5, 2011 and filed on April 7, 2011)

+10.2
Stock Appreciation Right Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.3
Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.4
Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 16, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.5
Amendments to Restricted Stock and Stock Option Grants between the Registrant and Sanford A. Ibrahim, dated as of February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.6
2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.7
2010 Stock Option Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.8
Change of Control Agreement between the Registrant and Teresa A. Bryce, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 12, 2005 and filed on December 16, 2005)

+10.9
Amendment to Change of Control Agreement—Section 409A between the Registrant and Teresa A. Bryce, dated December 8, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.10
Form of Severance Agreement (including for Richard I. Altman, Robert H. Griffith, Edward J. Hoffman, C. Robert Quint and H. Scott Theobald) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 30, 2010 and filed on January 6, 2011)

+10.11
Employment Agreement between the Registrant and Robert H. Griffith, dated as of February 11, 2010 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

Exhibit Number	Exhibit
+10.12
Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 6, 2007 and filed on November 13, 2007)

+10.13
Amendment No. 1 to the Radian Group Inc. Amended and Restated Benefit Restoration Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

+10.14
Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356)for the year ended December 31, 2008)

+10.15
Amendment No. 1 to the Radian Group Inc. Savings Incentive Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.16
Amendment No. 2 to the Radian Group Inc. Savings Incentive Plan, dated November 30, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on form 10-K (file no. 1-11356) for the year ended December 31, 2010)

+10.17
Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (file no. 1-11356), as filed with the Securities and Exchange Commission on April 18, 2006).

+10.18
Amendment to Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2006)

+10.19
Amendment No. 2 to Radian Group Inc. 1995 Equity Compensation Plan, dated November 6, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2007)

+10.20
Form of Stock Option Grant Letter under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2004)

+10.21
Form of Restricted Stock Award Agreement for awards granted before February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2005)

+10.22
Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2006)

+10.23
Form of Phantom Stock Agreement for Non-Employee Directors under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 8, 2005 and filed on February 14, 2005)

+10.24
Radian Group Inc. Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-174428) filed on May 23, 2011)

+10.25
Form of Stock Option Grant Letter under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.26
Form of Restricted Stock Award Agreement under 2008 Equity (file no. 1-11356) Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008)

Exhibit Number	Exhibit
+10.27
Form of Phantom Stock Agreement for Non-Employee Directors under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.28
Amendment to Form of 2008 Phantom Stock Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.29
Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.30
Form of 2009 Stock Appreciation Right Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.31
Form of Restricted Stock Unit Award Agreement for Employees under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2010)

+10.32
Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.33
Amended and Restated Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2011)

+10.34
Form of 2008 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.35
Form of 2009 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.36
Form of 2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.37
Form of 2010 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.38
Form of 2010 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.39
Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Amended Current Report on Form 8-K (file no 1-11356) dated February 8, 2005 and filed on February 14, 2005)

+10.40
Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K (file no. 1-11356)for the year ended December 31, 2009)

+10.41
Amended and Restated Radian Voluntary Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 12, 2009 and filed on November 18, 2009)

+10.42	Radian Group Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed on April 13, 2009)

Exhibit Number	Exhibit

+10.43
Radian Group Inc. STI/MTI Incentive Plan for Executive Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 12, 2009 and filed on November 18, 2009)

+10.44
Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.45
Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (file 1-10967) for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.46
Amendment to Enhance Reinsurance Company Supplemental Pension Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

+10.47
Certain Compensation Arrangements with Directors (Effective May, 2008) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2008)

10.48
Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.49
Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file 1-11356) for the year ended December 31, 2002)

10.50
Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc, Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2005)

10.51
Form Amendment to Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc. Radian Insurance Inc., Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q (file no. 1-11356) for the period ended March 31, 2009)

10.52
Radian Group Inc. Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated January 1, 2002, including Addendums 1 through 6 dated between January 1, 2002 and July 10, 2008 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

10.53
Capped Call Confirmation (Reference No. 99AMQGZY8) dated as of November 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 8, 2010 and filed on November 10, 2010)

10.54
Capped Call Confirmation (Reference No. 99AMQM627) dated as of November 10, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 8, 2010 and filed on November 10, 2010)

10.55
Securities Purchase Agreement, dated as of May 3, 2010, by and between Radian Guaranty Inc. and Sherman Financial Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 30, 2010 and filed on May 4, 2010)

+10.56
Amendment to Incentive Awards under 2008 Executive Long-Term Incentive Cash Plan, dated April 5, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated April 5, 2011 and filed on April 7, 2011)

Exhibit Number	Exhibit
+10.57
Form of 2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.58
Form of 2011 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.59
2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.60
2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.61
2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.62
2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.63
Severance Agreement, dated December 23, 2011, between Teresa Bryce Bazemore and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) filed December 29, 2011)

10.64
Commutation, Reassumption and Release Agreement, effective as of January 1, 2012 (signed January 24, 2012), between Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.), Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited), and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) filed January 30, 2012)

*10.65	Letter Agreement dated February 27, 2012, by and between Radian Guaranty Inc., Radian Mortgage Assurance, Inc., Radian Group Inc. and Federal National Mortgage Association

*10.66	Letter dated February 28, 2012 from Freddie Mac to Radian Guaranty Inc. and Radian Mortgage Assurance Inc.

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31	Rule 13a-14(a) Certifications

*32	Section 1350 Certifications

*101
The following financial information from Radian Group Inc's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Common Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements

 __________________

*	Filed herewith.

+	Management contract, compensatory plan or arrangement.