Form 10-K/A
period 2011-12-31
RADIAN GROUP INC
filed 2012-03-02
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $553,787,209 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.
The number of shares of common stock, $.001 par value per share, of the registrant outstanding on February 24, 2012 was 133,290,984 shares.
_______________________________
DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant's 2012 Annual Meeting of Stockholders	Part III (Items 10 through 14)

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Radian Group Inc. (the “Registrant”) for the year ended December 31, 2011 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on February 29, 2012. The Registrant is filing this Amendment No. 1 solely to furnish a corrected Exhibit 101 to the Form 10-K, in accordance with Rule 405 of Regulation S-T, that provides certain items from our Form 10-K formatted in Extensible Business Reporting Language ("XBRL").
Except as described above, this Amendment No. 1 does not amend any other information set forth in the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect any events that may have occurred subsequent to such date.
Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2012.

Radian Group Inc.

By:	/s/ C. Robert Quint
C. Robert Quint, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004 and filed on May 12, 2004)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated May 22, 2008 and filed on May 29, 2008)

3.3
Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated May 12, 2010 and filed on May 18, 2010)

3.4
Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

3.5
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated October 9, 2009 and filed on October 13, 2009)

3.6
Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated November 9. 2011 and filed on November 15, 2011)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 1999)

4.2
Amended and Restated Tax Benefit Preservation Plan, dated as of February 12, 2010, between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated February 12, 2010 and filed on February 17, 2010)

4.3
First Amendment to the Amended and Restated Tax Benefit Preservation Plan, dated as of May 3, 2010, between the Registrant and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated May 3, 2010 and filed on May 4, 2010)

4.4
Indenture dated May 29, 2001, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (file no. 333-52762) filed on July 19, 2001)

4.5	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.4)

4.6
Indenture dated as of February 14, 2003, between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2003)

4.7	Form of 5.625% Senior Notes Due 2013 (included within Exhibit 4.6)

4.8
Registration Rights Agreement dated February 14, 2003, among the Registrant, Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2003)

4.9
Senior Indenture, dated as of June 7, 2005, between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated June 2, 2005 and filed on June 7, 2005)

Exhibit Number	Exhibit
4.10
Officers' Certificate, dated as of June 7, 2005, including the terms of the Registrant's 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated June 2, 2005 and filed on June 7, 2005)

4.11
Senior Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 10, 2010 and filed on November 16, 2010)

4.12
First Supplemental Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

4.13	Form of 3.00% Convertible Senior Notes Due 2017 (included within Exhibit 4.12)

+10.1
Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of April 5, 2011(incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated April 5, 2011 and filed on April 7, 2011)

+10.2
Stock Appreciation Right Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.3
Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.4
Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 16, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.5
Amendments to Restricted Stock and Stock Option Grants between the Registrant and Sanford A. Ibrahim, dated as of February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.6
2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.7
2010 Stock Option Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.8
Change of Control Agreement between the Registrant and Teresa A. Bryce, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated December 12, 2005 and filed on December 16, 2005)

+10.9
Amendment to Change of Control Agreement-Section 409A between the Registrant and Teresa A. Bryce, dated December 8, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.10
Form of Severance Agreement (including for Richard I. Altman, Robert H. Griffith, Edward J. Hoffman, C. Robert Quint and H. Scott Theobald) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated December 30, 2010 and filed on January 6, 2011)

+10.11
Employment Agreement between the Registrant and Robert H. Griffith, dated as of February 11, 2010 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

Exhibit Number	Exhibit
+10.12
Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated November 6, 2007 and filed on November 13, 2007)

+10.13
Amendment No. 1 to the Radian Group Inc. Amended and Restated Benefit Restoration Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

+10.14
Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (file no. 1-11356)for the year ended December 31, 2008)

+10.15
Amendment No. 1 to the Radian Group Inc. Savings Incentive Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.16
Amendment No. 2 to the Radian Group Inc. Savings Incentive Plan, dated November 30, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on form 10-K (file no. 1-11356) for the year ended December 31, 2010)

+10.17
Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (file no. 1-11356), as filed with the Securities and Exchange Commission on April 18, 2006).

+10.18
Amendment to Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2006)

+10.19
Amendment No. 2 to Radian Group Inc. 1995 Equity Compensation Plan, dated November 6, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2007)

+10.20
Form of Stock Option Grant Letter under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2004)

+10.21
Form of Restricted Stock Award Agreement for awards granted before February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2005)

+10.22
Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007 under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2006)

+10.23
Form of Phantom Stock Agreement for Non-Employee Directors under 1995 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated February 8, 2005 and filed on February 14, 2005)

+10.24
Radian Group Inc. Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (file no. 333-174428) filed on May 23, 2011)

+10.25
Form of Stock Option Grant Letter under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.26
Form of Restricted Stock Award Agreement under 2008 Equity (file no. 1-11356) Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008)

Exhibit Number	Exhibit
+10.27
Form of Phantom Stock Agreement for Non-Employee Directors under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.28
Amendment to Form of 2008 Phantom Stock Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.29
Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.30
Form of 2009 Stock Appreciation Right Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.31
Form of Restricted Stock Unit Award Agreement for Employees under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2010)

+10.32
Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.33
Amended and Restated Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2011)

+10.34
Form of 2008 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.35
Form of 2009 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.36
Form of 2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.37
Form of 2010 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.38
Form of 2010 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.39
Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Amended Current Report on Form 8-K (file no 1-11356) dated February 8, 2005 and filed on February 14, 2005)

+10.40
Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K (file no. 1-11356)for the year ended December 31, 2009)

+10.41
Amended and Restated Radian Voluntary Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated November 12, 2009 and filed on November 18, 2009)

+10.42	Radian Group Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant's Schedule 14A filed on April 13, 2009)

Exhibit Number	Exhibit
+10.43
Radian Group Inc. STI/MTI Incentive Plan for Executive Employees (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated November 12, 2009 and filed on November 18, 2009)

+10.44
Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.45
Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (file 1-10967) for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.46
Amendment to Enhance Reinsurance Company Supplemental Pension Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

+10.47
Certain Compensation Arrangements with Directors (Effective May, 2008) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2008)

10.48
Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.49
Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (file 1-11356) for the year ended December 31, 2002)

10.50
Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc, Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2005)

10.51
Form Amendment to Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc. Radian Insurance Inc., Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on form 10-Q (file no. 1-11356) for the period ended March 31, 2009)

10.52
Radian Group Inc. Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated January 1, 2002, including Addendums 1 through 6 dated between January 1, 2002 and July 10, 2008 (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

10.53
Capped Call Confirmation (Reference No. 99AMQGZY8) dated as of November 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated November 8, 2010 and filed on November 10, 2010)

10.54
Capped Call Confirmation (Reference No. 99AMQM627) dated as of November 10, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated November 8, 2010 and filed on November 10, 2010)

10.55
Securities Purchase Agreement, dated as of May 3, 2010, by and between Radian Guaranty Inc. and Sherman Financial Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated April 30, 2010 and filed on May 4, 2010)

+10.56
Amendment to Incentive Awards under 2008 Executive Long-Term Incentive Cash Plan, dated April 5, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (file no. 1-11356) dated April 5, 2011 and filed on April 7, 2011)

+10.57
Form of 2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

Exhibit Number	Exhibit
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

**101
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
* Previously filed with the Form 10-K of the Registrant filed on February 29, 2012.
** Furnished with this Form 10-K/A.
+ Management contract, compensatory plan or arrangement.