Form 10-Q
period 2012-03-31
RADIAN GROUP INC
filed 2012-05-10
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,294,158 shares of common stock, $0.001 par value per share, outstanding on May 4, 2012.

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

•
our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs, including in particular, the repayment of our debt due in February 2013 and additional capital contributions that may be required to support our mortgage insurance business;

•
a further reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards, general reduced housing demand in the U.S., and potential risk retention requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act");

•
our ability to maintain an adequate risk-to-capital position and surplus requirements in our mortgage insurance business including, if necessary, our ability to write new mortgage insurance while maintaining a capital position that is in excess of risk-based capital limitations imposed in certain states, either through waivers of these limitations or through use of another mortgage insurance subsidiary;

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•
the ability of our primary insurance customers in our financial guaranty reinsurance business to provide appropriate surveillance and to mitigate losses adequately with respect to our assumed insurance portfolio;

•
a more rapid than expected decrease in the level of insurance rescissions and claim denials from the current elevated levels which have reduced our paid losses and resulted in a significant reduction in our loss reserves, including a decrease resulting from successful challenges to previously rescinded policies or claim denials, or caused by the government-sponsored entities ("GSEs") intervening in mortgage insurers' loss mitigation practices, including settlements of disputes;

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

•
adverse changes in the severity or frequency of losses associated with certain products that we formerly offered that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

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

•
heightened competition for our mortgage insurance business from others such as the Federal Housing Administration (the "FHA"), the Department of Veterans Affairs ("VA") and other private mortgage insurers (in particular, the FHA and those private mortgage insurers that have been assigned higher ratings from the major rating agencies, that may have access to greater amounts of capital than we do, or new entrants to the industry that are not burdened by legacy obligations);

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

•
the effect of the Dodd-Frank Act on the financial services industry in general and on our mortgage insurance business in particular, including whether and to what extent loans with mortgage insurance are considered "qualified residential mortgages" for purposes of the Dodd-Frank Act securitization provisions or "qualified mortgages" for purposes of the ability to repay provisions of the Dodd-Frank Act, and the possibility that the ultimate definitions of "qualified residential mortgages" and "qualified mortgages" could reduce the size of the mortgage market and potentially reduce the number of insurable loans;

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

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements. (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	March 31, 2012	December 31, 2011
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $2,769 and $2,748)	$2,667	$2,640
Fixed-maturities available for sale—at fair value (amortized cost $103,484 and $120,757)	104,675	118,733
Equity securities available for sale—at fair value (cost $88,768 and $114,425)	111,251	128,424
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $91,267 and $94,521)	4,168,846	4,211,059
Short-term investments—at fair value (including VIE investments of $0 and $149,981)	1,145,617	1,261,703
Other invested assets—at cost	60,318	61,000
Total investments	5,593,374	5,783,559
Cash	31,784	35,589
Restricted cash	26,665	27,020
Deferred policy acquisition costs	107,941	139,906
Accrued investment income	34,260	32,262
Accounts and notes receivable	96,040	102,647
Property and equipment, at cost (less accumulated depreciation of $97,495 and $96,403)	10,333	11,044
Derivative assets (including VIE derivative assets of $1,672 and $1,602)	16,202	17,212
Deferred income taxes, net	15,975	15,975
Reinsurance recoverables	122,512	157,985
Receivable for securities sold	54,417	18,702
Other assets (including VIE other assets of $102,775 and $105,903)	339,018	314,864
Total assets	$6,448,521	$6,656,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$572,565	$637,372
Reserve for losses and loss adjustment expenses (“LAE”)	3,316,364	3,310,902
Reserve for premium deficiency	3,624	3,644
Long-term debt	674,857	818,584
VIE debt—at fair value	255,234	228,240
Derivative liabilities (including VIE derivative liabilities of $18,261 and $19,501)	202,100	126,006
Payable for securities purchased	105,321	46,368
Accounts payable and accrued expenses (including VIE accounts payable of $465 and $530)	299,028	303,358
Total liabilities	5,429,093	5,474,474
Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 150,758,271 and 150,666,446 shares issued at March 31, 2012 and December 31, 2011, respectively; 133,290,984 and 133,199,159 shares outstanding at March 31, 2012 and December 31, 2011, respectively	151	151
Treasury stock, at cost: 17,467,287 shares at March 31, 2012, and December 31, 2011, respectively	(892,052)	(892,052)
Additional paid-in capital	1,965,330	1,966,565
Retained (deficit) earnings	(73,005)	96,227
Accumulated other comprehensive income	19,004	11,400
Total stockholders’ equity	1,019,428	1,182,291
Total liabilities and stockholders’ equity	$6,448,521	$6,656,765
See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Revenues:
Premiums written—insurance:
Direct	$203,753	$190,841
Assumed	(87,488)	1,624
Ceded	(38,587)	(9,716)
Net premiums written	77,678	182,749
Decrease in unearned premiums	89,687	20,274
Net premiums earned—insurance	167,365	203,023
Net investment income	34,713	42,240
Net gains on investments	67,459	37,435
Total other-than-temporary impairment ("OTTI") losses	—	—
Losses recognized in other comprehensive income (loss)	—	—
Net impairment losses recognized in earnings	—	—
Change in fair value of derivative instruments	(72,757)	243,892
Net (losses) gains on other financial instruments	(17,852)	75,251
Other income	1,440	1,448
Total revenues	180,368	603,289
Expenses:
Provision for losses	266,154	427,373
Change in reserve for premium deficiency	(20)	(1,383)
Policy acquisition costs	28,046	14,131
Other operating expenses	50,154	46,219
Interest expense	14,148	17,024
Total expenses	358,482	503,364
Equity in net (loss) income of affiliates	(11)	65
Pretax (loss) income	(178,125)	99,990
Income tax benefit	(8,893)	(3,016)
Net (loss) income	$(169,232)	$103,006
Basic net (loss) income per share	$(1.28)	$0.78
Diluted net (loss) income per share	$(1.28)	$0.77
Weighted-average number of common shares outstanding—basic	132,465	132,427
Weighted-average number of common and common equivalent shares outstanding—diluted	132,465	133,703
Dividends per share	$0.0025	$0.0025

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2012	2011
Net (loss) income	$(169,232)	$103,006
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment, net of $0 tax	—	1,565
Less: Reclassification adjustment for net losses, net of $0 tax	—	(292)
Net foreign currency translation adjustments, net of $0 tax	—	1,857
Unrealized gains on investments:
Unrealized holding gains arising during the period, net of tax of $9,269 and $0	17,214	8,066
Less: Reclassification adjustment for net gains included in net (loss) income, net of tax of $5,175 and $0	9,610	78
Net unrealized gains on investments, net of tax of $4,094 and $0	7,604	7,988
Other comprehensive income	7,604	9,845
Comprehensive (loss) income	$(161,628)	$112,851

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE, JANUARY 1, 2011	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780
Net income	—	—	—	103,006	—	—	—	103,006
Net foreign currency translation adjustment, net of tax	—	—	—	—	1,857	—	—	1,857
Net unrealized gain on investments, net of tax	—	—	—	—	—	7,988	—	7,988
Repurchases of common stock under incentive plans	—	(24)	—	—	—	—	—	(24)
Issuance of common stock under benefit plans	—	—	359	—	—	—	—	359
Amortization of restricted stock	—	—	274	—	—	—	—	274
Additional convertible debt issuance costs, net	—	—	(33)	—	—	—	—	(33)
Stock-based compensation expense	—	—	23	—	—	—	—	23
Dividends declared	—	—	(333)	—	—	—	—	(333)
BALANCE, MARCH 31, 2011	$150	$(892,036)	$1,963,382	$(101,920)	$22,951	$(19,869)	$239	$972,897
BALANCE, JANUARY 1, 2012	$151	$(892,052)	$1,966,565	$96,227	$54	$11,471	$(125)	$1,182,291
Net loss	—	—	—	(169,232)	—	—	—	(169,232)
Net unrealized gain on investments, net of tax	—	—	—	—	—	7,604	—	7,604
Issuance of common stock under benefit plans	—	—	190	—	—	—	—	190
Amortization of restricted stock	—	—	123	—	—	—	—	123
Stock-based compensation expense	—	—	(1,215)	—	—	—	—	(1,215)
Dividends declared	—	—	(333)	—	—	—	—	(333)
BALANCE, MARCH 31, 2012	$151	$(892,052)	$1,965,330	$(73,005)	$54	$19,075	$(125)	$1,019,428

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2012	2011
Cash flows used in operating activities	$(154,447)	$(260,863)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	15,973	515
Proceeds from sales of equity securities available for sale	3,154	376
Proceeds from sales of trading securities	450,214	313,036
Proceeds from redemptions of fixed-maturity investments available for sale	1,917	8,594
Proceeds from redemptions of fixed-maturity investments held to maturity	—	2,195
Purchases of trading securities	(304,512)	(376,825)
Sales and redemptions of short-term investments, net	116,130	312,739
Sales (purchases) of other invested assets, net	682	(1,591)
Purchases of property and equipment, net	(381)	(760)
Net cash provided by investing activities	283,177	258,279
Cash flows from financing activities:
Dividends paid	(333)	(333)
Redemption of long-term debt	(132,215)	—
Net cash used in financing activities	(132,548)	(333)
Effect of exchange rate changes on cash	13	1,792
Decrease in cash	(3,805)	(1,125)
Cash, beginning of period	35,589	20,334
Cash, end of period	$31,784	$19,209
Supplemental disclosures of cash flow information:
Income taxes paid	$732	$826
Interest paid	$8,061	$7,283
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
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, exercises significant influence (generally ownership interests ranging from 20% to 50%), are accounted for in accordance with the equity method of accounting. VIEs for which we are the primary beneficiary are consolidated, as described in Note 5. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Basic net (loss) income per share is based on the weighted-average number of common shares outstanding, while diluted net (loss) income per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. As a result of our net loss for the three months ended March 31, 2012, 4,538,400 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive. For the three months ended March 31, 2011, 2,708,882 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive.
Effective January 1, 2012, we adopted the Financial Accounting Standards Board (“FASB”) update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (i) clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and (ii) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of this update did not have a significant impact on our fair value measurements. Additional disclosures regarding unobservable market inputs related to our Level III instruments required under this update are presented in Note 4.
Effective January 1, 2012, we adopted the FASB update to the accounting standard regarding comprehensive income. This update provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to present this information in a separate statement of comprehensive income, and have modified our condensed consolidated statements of changes in common stockholders' equity for certain items, which are presented in the condensed consolidated statements of comprehensive income. Regardless of which option an entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. However, in December 2011, the FASB indefinitely deferred the effective date for the requirement noted above to present, on the face of the consolidated financial statements, the reclassification of items out of accumulated other comprehensive income.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Effective January 1, 2012, we adopted the FASB update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts on a prospective basis. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs resulted in additional expenses in our mortgage insurance business being charged to earnings when incurred, rather than being deferred. There is no change to the amortization requirements due to this update. This adoption did not impact the financial guaranty business as we have adopted the update prospectively and are not deferring any new costs, as we have discontinued writing financial guaranty business. The implementation of this new guidance will materially reduce the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts. The lower amount of acquisition costs deferred will result in decreased amortization expense over time, which should partially offset the impact to our net income from the additional expenses charged to income when incurred at the origination of an insurance contract. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect on the total acquisition costs recognized over time or on our cash flows. For the three months ended March 31, 2012, amounts deferred as acquisition costs were $6.3 million under this update. Under our previous method of accounting for acquisition costs, amounts deferred as acquisition costs for the three months ended March 31, 2012 would have been $11.2 million.
Business Overview
Radian Group is a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance. Our business segments are mortgage insurance and financial guaranty.
Radian Group
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At March 31, 2012, Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $363.7 million, compared to $482.8 million at December 31, 2011. This amount decreased from December 31, 2011, primarily due to the tender offer for a portion of our 5.625% Senior Notes due February 2013 (the "2013 Notes"). Radian Group's principal liquidity demands for the next 12 months include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of $103.5 million of principal remaining of our 2013 Notes; (iv) capital support for our mortgage insurance subsidiaries; (v) potential payments to the Internal Revenue Service ("IRS") resulting from the examination by the IRS of our 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock. Radian Group also has $700 million principal amount of debt that matures between June 2015 and November 2017. See “Business Conditions—Holding Company Liquidity” below.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-lien mortgages (“first-lien”). At March 31, 2012, primary insurance on first-liens comprised approximately 94.1% of our $33.0 billion total first-lien risk in force ("RIF"). Prior to 2009, we also wrote pool insurance, which at March 31, 2012, comprised approximately 5.9% of our total first-lien RIF. In addition to first-lien mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-lien”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Our non-traditional RIF was $193 million, representing an immaterial amount of our total RIF as of March 31, 2012.
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
Capital Preservation and Liquidity Management Initiatives
Since 2008, we have engaged in a number of strategic actions and initiatives designed to increase our financial flexibility, conserve our holding company liquidity and preserve the risk-based capital position of Radian Guaranty, our primary mortgage insurance subsidiary.
Thus far in 2012, we have made significant progress towards these initiatives, including by taking the following actions:

•
In January 2012, we made further progress in our strategic objective of reducing our financial guaranty risk by entering into a three-part transaction (the "Assured Transaction") with subsidiaries of Assured Guaranty Ltd. (collectively, “Assured”) that included the commutation of $13.8 billion of financial guaranty net par outstanding that was reinsured by Radian Asset Assurance (the "Assured Commutation"), the ceding of $1.8 billion of direct public finance business (the "Assured Cession") and an agreement to sell Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell"), a New York domiciled financial guaranty insurance company licensed to conduct business in 37 states and the District of Columbia. We expect to complete the sale of the FG Insurance Shell in the second quarter of 2012, subject to regulatory approval. The Assured Transaction reduced our financial guaranty net par outstanding by 22.5% and has provided a statutory capital benefit to Radian Asset Assurance and Radian Guaranty of approximately $93.5 million at March 31, 2012. The following table provides the impact of the Assured Transaction on our unaudited condensed consolidated financial statements in the first quarter of 2012. While we received a statutory capital benefit as a result of this transaction as discussed above, under GAAP this transaction resulted in a realized loss, and therefore, a reduction in retained earnings.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Statement of Operations
(In millions)
Decrease in premiums written	$(119.8)
Decrease in net premiums earned	$(22.2)
Increase in change in fair value of derivative instruments—gain	1.4
Increase in amortization of policy acquisition costs	(15.7)
Decrease in pre-tax income	$(36.5)

Balance Sheet
(In millions)
Decrease in:
Cash	$108.3
Deferred policy acquisition costs	26.2
Accounts and notes receivable	1.1
Derivative assets	0.6
Unearned premiums	71.6
Derivative liabilities	2.1
Increase in other assets	26.0

•
During the first quarter of 2012, three credit default swap ("CDS") counterparties in our financial guaranty business exercised their termination rights with respect to 20 corporate collateralized debt obligations ("CDOs") that we insured (the "First Quarter 2012 CDO Terminations"), which further reduced our financial guaranty net par outstanding by $8.3 billion. In addition, on May 2, 2012, an additional corporate CDO counterparty exercised its termination right with respect to two corporate CDOs with an aggregate net par outstanding of $0.9 billion.

•
During the first quarter of 2012, we executed a "Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase $146.5 million of our 2013 Notes, as discussed in more detail below in this Note 1 under “Holding Company Liquidity.”

•
On April 1, 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider. Through this quota share reinsurance agreement, Radian Guaranty has agreed to cede 20% of its new insurance written beginning with the business written in the fourth quarter of 2011. As of April 1, 2012, the amount ceded pursuant to this transaction was $532 million of Radian Guaranty's RIF. The amount of risk that may ultimately be ceded is expected to be between $1.25 billion and $1.6 billion. At a 25 to 1 risk-to-capital ratio, the equivalent capital benefit associated with ceding this amount of risk will be between $50 million and $62.5 million. Radian Guaranty has the ability, at its option, to commute on December 31, 2014, two-thirds of the reinsurance ceded as part of this transaction.

•
On April 11, 2012, Radian Asset Assurance agreed with one of its derivative counterparties (the "Counterparty") to commute: (1) Radian Asset Assurance's largest single asset-backed securities ("ABS") exposure related to a directly insured tranche of an extremely distressed CDO of ABS transaction (the “CDO of ABS Transaction”), with $450.2 million of net par outstanding as of March 31, 2012, for which we expected to pay claims for substantially all of the net par outstanding; and (2) its credit protection through CDS on six directly insured trust preferred securities ("TruPs") CDO transactions, representing $699.0 million of net par outstanding as of March 31, 2012 (the “Terminated TruPs CDOs”). In consideration for these commutations, Radian Asset Assurance paid $210.0 million (the "Commutation Amount"), a significant portion of which (the "LPV Initial Capital") has been deposited with a limited purpose vehicle (an "LPV") to cover the Counterparty's potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the "Terminated TruPs Bonds"). The commutations described in this paragraph are referred to herein as the “Commutation Transactions.”

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

As part of the Commutation Transactions, the LPV has entered into a credit default swap (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings (collectively, the “LPV Capital”) represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. The Residual CDS is coterminous with the Terminated TruPs Bonds for which we had provided credit protection, and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to the agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance will receive this amount as salvage recovery.
Due to current expectations regarding future credit losses on the Terminated TruPs bonds, we expect to establish an associated salvage recovery for statutory accounting purposes of approximately $75 million related to the LPV Capital. Although Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs, the amount of salvage recovery remains at risk, and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, Radian Asset Assurance's projected and actual salvage recovery from the LPV may be materially reduced or eliminated. Because we had already established a statutory reserve for the CDO of ABS transaction and we do not expect ultimate losses on the Terminated TruPs CDOs, the Commutation Transactions will not have a significant impact on our statutory capital in the second quarter of 2012.
The CDO of ABS Transaction and Terminated TruPs CDOs are accounted for as derivatives for GAAP purposes, and as such, are carried at fair market value. The Commutation Amount significantly exceeded the aggregate fair value liability that we had recorded for such transactions as of March 31, 2012. As a result, we expect to report a loss of approximately $108 million on the Commutation Transactions for GAAP purposes in the quarter ending June 30, 2012. The loss for GAAP purposes resulted primarily from the fact that the aggregate fair value liability for the commuted transactions at March 31, 2012, incorporated a significant discount to the derivative liability for these transactions related to the market's perception of our non-performance risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value of Financial Instruments—Corporate CDOs" for additional information regarding our fair value methodology.
All of the transactions commuted pursuant to the Commutation Transactions were rated below investment grade ("BIG") internally as of March 31, 2012, with $1.0 billion net par outstanding of the commuted transactions rated B or below internally as of such date, representing approximately 51% of our financial guaranty segment's aggregate net par outstanding rated B or below internally as of such date.

•
On May 1, 2012, Radian Asset Assurance received approval from the New York Department of Financial Services to release $55 million of contingency reserves, which will benefit Radian Guaranty's statutory surplus by an equal amount.

In addition to the actions taken thus far in 2012, consistent with management's plan, we may consider additional reinsurance or negotiated commutations of our mortgage insurance RIF and financial guaranty net par outstanding and may pursue further opportunities to retire or restructure our long-term debt or issue securities in one or more private or public offerings. We cannot provide any assurance that we will be successful in pursuing any such alternatives, individually or in the aggregate, and can provide no assurance that if such alternatives are executed that they will be sufficient to maintain adequate capital levels for our insurance subsidiaries and sufficient holding company liquidity. See “Risks and Uncertainties” in this Note 1 below.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of RIF, or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently have a statutory or regulatory risk-based capital requirement (a “Statutory RBC Requirement”), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. If a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC State, it may be prohibited from writing new mortgage insurance business in that state, unless a waiver or other form of relief is granted by the RBC State. Radian Guaranty's domiciliary state, Pennsylvania, is not one of the RBC States. As of March 31, 2012, the RBC States accounted for approximately 55.1% of Radian Guaranty's total primary new insurance written.
Radian Guaranty's risk-to-capital ratio has improved to 20.6 to 1 as of March 31, 2012, from 21.5 to 1 as of December 31, 2011. Based on our current projections, Radian Guaranty's risk-to-capital ratio is expected to increase and, absent any further capital support, is expected to exceed 25 to 1 during the second half of 2012. The ultimate amount of losses and the timing of these losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and adverse development in the assumptions used to determine our loss reserves. We are projecting a 15% decrease in new defaults in 2012 compared to 2011, which compares to an 18% decrease in new defaults in 2011 compared to 2010. This projection remains unchanged from December 31, 2011. During the first quarter of 2012, new defaults decreased 20% compared to new defaults in the first quarter of 2011. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. Our estimate of the percentage of defaults that ultimately will result in a paid claim (the “default to claim rate”) is a significant assumption in our reserving methodology. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 46% and 43% for the periods ending March 31, 2012 and December 31, 2011, respectively. For the remainder of 2012, we anticipate that the default to claim rate will be similar to that assumed in our March 31, 2012 loss reserve estimates. Assuming all other factors remain constant, for each 1% change in our aggregate weighted average default to claim rate as of March 31, 2012, incurred losses would change by approximately $61 million. Radian Guaranty's statutory capital would be reduced by the impact of these incurred losses. The level of incurred losses in our mortgage insurance business also is dependent on our estimate of anticipated rescissions and denials, among other assumptions. See Note 7 below for further information.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We actively manage Radian Guaranty's risk-to-capital position in various ways, including: (1) through reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by monetizing gains in our investment portfolio through open market sales of securities. Radian Group had unrestricted cash and liquid investments of $363.7 million as of March 31, 2012, that may be used to further support Radian Guaranty's risk-to-capital position. Depending on the extent of our future statutory incurred losses in our regulated mortgage insurance subsidiaries and in Radian Asset Assurance, as well as the level of new insurance written ("NIW") and other factors, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group. See “Holding Company Liquidity” and “Risks and Uncertainties” below in this Note 1.
Our ability to continue to reduce Radian Guaranty's risk through affiliated reinsurance arrangements may be limited. These arrangements are subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. In addition, certain of these affiliated reinsurance companies currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. One of these affiliated insurance companies, which provides reinsurance to Radian Guaranty for coverage in excess of 25% of certain loans insured by Radian Guaranty, is a sister company of Radian Guaranty, and therefore, any contributions to this insurer would not be consolidated with Radian Guaranty's capital for purposes of calculating Radian Guaranty's risk-to-capital position. In addition, under the GSE Approvals (discussed below), we must obtain prior approval from the GSEs to enter into new, or to modify existing, reinsurance arrangements. If we are limited in, or prohibited from, using reinsurance arrangements to reduce Radian Guaranty's risk, it would adversely impact Radian Guaranty's risk-to-capital position.
In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC states, New York does not possess the regulatory authority to grant waivers, and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, Oregon has indicated that it will not consider our waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Of the remaining 11 RBC States, Radian Guaranty has received waivers or similar relief from the following seven states: Arizona, Florida, Illinois, Kentucky, Missouri, New Jersey, and Wisconsin. Radian Guaranty has applications pending in four remaining RBC States of California, Texas, North Carolina and Idaho. There can be no assurance: (1) that Radian Guaranty will be granted a waiver in any of the remaining RBC States; (2) that for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) that for any waiver granted, it will be renewed or extended after its original expiration date; or (4) regarding what, if any, requirements may be imposed as a condition to such waivers, and whether we will be able to comply with any such conditions.
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
It is also possible that if Radian Guaranty were not able to comply with the Statutory RBC Requirements of one or more states, the insurance regulatory authorities in states other than the RBC States could prevent Radian Guaranty from continuing to write new business in such non-RBC states. If this were to occur, we would need to seek approval from the GSEs to expand the scope of their approvals to allow Radian Mortgage Assurance to write business in states other than the RBC States.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On February 27, 2012, Radian Group, Radian Guaranty and Radian Mortgage Assurance entered into an agreement with Fannie Mae (the "Fannie Mae Approval") that provides for the approval of Radian Mortgage Assurance as a direct issuer of mortgage guaranty insurance in the RBC States, subject to certain terms, conditions and restrictions. Under the Fannie Mae Approval, Radian Mortgage Assurance will be eligible to write mortgage insurance only in those RBC States where Radian Guaranty is out of compliance with (or is expected to be out of compliance with) applicable Statutory RBC Requirements and has been unable to obtain a waiver or other similar relief. The Fannie Mae Approval is conditioned upon, among other things, Radian Guaranty's using commercially reasonable efforts to obtain waivers or similar relief in those RBC states in which Radian Guaranty anticipates that it will be unable to meet applicable Statutory RBC Requirements. The Fannie Mae Approval requires Radian Group to contribute: (a) $100 million in cash or cash equivalents to Radian Guaranty within 30 days of the effective date of the approval (Radian Group's $100 million contribution in February 2012 satisfied this requirement); and (b) in the future, an additional $50 million after the end of any quarter in which it is determined that Radian Guaranty's risk-to-capital ratio exceeded applicable Statutory RBC Requirements. The Fannie Mae Approval expires on December 31, 2013, and may be revoked at any time.
On February 28, 2012, Freddie Mac approved (the "Freddie Mac Approval") Radian Guaranty's use of Radian Mortgage Assurance as a special purpose mortgage insurer (a “Limited Insurer”) to write business in those RBC States in which Radian Guaranty is not in compliance with (or is not expected to be in compliance with) Statutory RBC Requirements and has not been granted a waiver or other similar relief after trying in good faith to obtain such relief. Under the Freddie Mac Approval, Radian Mortgage Assurance currently is eligible to write business in New York, Ohio, Iowa, Kansas, and subject to certain conditions, Oregon, with the approvals for the remaining RBC states to be evaluated by Freddie Mac when and if such approvals may be required. The Freddie Mac Approval expires on December 31, 2012, and may be revoked at any time. The Freddie Mac Approval contains conditions and restrictions including, among others, that Radian Group make contributions to Radian Guaranty so that Radian Guaranty maintains minimum “Liquid Assets” (as defined in the Freddie Mac Approval) of $700 million. As of March 31, 2012, Radian Guaranty's Liquid Assets were approximately $1.4 billion. The Freddie Mac Approval is conditioned upon Radian Mortgage Assurance not exceeding a risk-to-capital ratio of 20 to 1. Pursuant to the Freddie Mac Approval, Radian Group contributed $100 million in cash to Radian Guaranty, and in the future must contribute $50 million in cash or cash equivalents to Radian Mortgage Assurance upon Radian Guaranty's breach of a Statutory RBC Requirement such that the use of Radian Mortgage Assurance is required to continue to write new business in the applicable RBC State.
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
Regardless of the waivers and the GSEs' approval of Radian Mortgage Assurance, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements. Depending on the extent of our future incurred losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group's available capital to Radian Guaranty and Radian Mortgage Assurance, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt. See “Holding Company Liquidity” and “Risks and Uncertainties” below in this Note 1.
Holding Company Liquidity
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At March 31, 2012, Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $363.7 million, compared to $482.8 million at December 31, 2011. This amount decreased from December 31, 2011, primarily due to the tender offer for a portion of our 2013 Notes. Radian Group's principal liquidity demands for the next 12 months include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of $103.5 million of principal remaining of our 2013 Notes; (iv) capital support for our mortgage insurance subsidiaries; (v) potential payments to the IRS resulting from the examination by the IRS of our 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We expect to fund Radian Group's short-term liquidity needs with (i) existing cash and marketable securities, and (ii) cash received under the expense-sharing arrangements with our subsidiaries. If Radian Group's current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including coupon rate interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $61.2 million. For the same period, payments of interest on our long-term debt are expected to be approximately $32.8 million. These amounts are expected to be fully reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs' approval of Radian Mortgage Assurance as an eligible mortgage insurer, GSE consent is required to modify or amend the expense-sharing agreements. Approximately $37.8 million of payments for future expected corporate expenses and interest payments (approximately $15.0 million for the next 12 months) has been accrued for and paid by certain subsidiaries to Radian Group as of March 31, 2012, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of March 31, 2012, includes these amounts. A portion of these expenses (approximately $20.9 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group. In addition, under the Fannie Mae Approval for Radian Mortgage Assurance, Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or Radian Mortgage Assurance to Radian Group pursuant to the terms of the interest expense sharing arrangements among these entities. Pursuant to the terms of our expense sharing arrangements, any interest expense payments from Radian Guaranty or Radian Mortgage Assurance to Radian Group for the next twelve months are expected to be immaterial.
Repayment of 2013 Notes. As of December 31, 2011, $250 million of principal amount of our 2013 Notes was outstanding, with a maturity date of February 15, 2013. On February 23, 2012, Radian Group commenced a "Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of its outstanding 2013 Notes. The Tender Offer expired on March 21, 2012, at which time $146.5 million in aggregate principal amount was acquired for a price of $900 per $1,000 principal amount of the 2013 Notes. The principal amount of 2013 Notes purchased represented 59% of the principal amount of 2013 Notes outstanding. The transaction resulted in a realized gain of $15.2 million, representing the excess of carrying value over the purchase price. We have $103.5 million outstanding principal amount remaining of the 2013 Notes. We may from time to time, seek to redeem or repurchase, prior to maturity, some or all of the remaining 2013 Notes in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow.
Capital Support for Subsidiaries.  In light of on-going losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty's ability to continue writing insurance in those states that impose certain risk-based capital requirements and to maintain approvals by the GSEs for Radian Mortgage Assurance to be an eligible insurer in certain states. Radian Group contributed $100 million to Radian Guaranty in February 2012 in order to benefit Radian Guaranty's statutory risk-based capital position. Radian Guaranty's risk-to-capital ratio was 20.6 to 1 as of March 31, 2012. Based on our current projections, Radian Guaranty's risk-to-capital ratio is expected to continue to increase and, absent any further capital support, exceed 25 to 1 during the second half of 2012. Depending on the extent of our future mortgage insurance losses along with other factors, the amount of capital contributions that may be required to maintain compliance with applicable risk based capital requirements could be significant and could exceed all of Radian Group's remaining available liquidity. See "Insurance Regulatory—Capital Requirements" above in this Note 1.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

As of December 2011, Radian Group and Commonwealth Mortgage Assurance Company of Texas ("CMAC of Texas") entered into an Assumption and Indemnification Agreement with regard to certain proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) currently held by CMAC of Texas. This indemnification was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise may have been required for CMAC of Texas to maintain its minimum statutory surplus requirements due to our remeasurement, as of December 31, 2011, of uncertain tax positions related to the portfolio of REMIC residual interests. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS, and we are currently contesting the proposed adjustments related to the REMICs.
Dividends. Our quarterly common stock dividend is $0.0025 per share, and based on our current outstanding common stock, we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary, any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. During October 2011, Radian Group paid approximately $77 million to Radian Guaranty, which was the maximum amount required to be paid under the tax-sharing agreement. Radian Group was also obligated to make tax-sharing payments during October 2011 of approximately $7 million to other subsidiaries within our consolidated group. We do not expect to pay any material amounts during the next twelve months under the tax-sharing agreement. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSEs' approval of Radian Mortgage Assurance as an eligible mortgage insurer, GSE consent is required to modify or amend the tax-sharing agreement.
Pursuant to the Freddie Mac Approval, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty are at least $700 million throughout the term of the approval. “Liquid Assets” are the sum of (i) aggregate cash and cash equivalents; and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association ("Ginnie Mae"); (b) securities rated single A or higher by either Moody's Investor Service ("Moody's"), Standard & Poor's Rating System ("S&P") or Fitch Ratings ("Fitch") with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that, U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of March 31, 2012, Liquid Assets were approximately $1.4 billion. Although we do not expect that Radian Guaranty's Liquid Assets will fall below $700 million before December 31, 2012, we do expect the amount of Liquid Assets to continue to decline materially throughout 2012 (and potentially thereafter) as Radian Guaranty's claim payments and other uses of cash continue to exceed cash generated from operations.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million in principal amount due in 2015 and $450 million in principal amount due in 2017; and (ii) potential additional capital contributions to our mortgage insurance subsidiaries. We may, from time to time, seek to redeem or repurchase, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
As of the balance sheet dates, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses ("NOLs") that could not be carried back and utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOL on a separate entity basis, then Radian Group may be obligated to fund such subsidiary's share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) potential private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) potential cash received under expense-sharing arrangements with our subsidiaries; (iv) the potential sale of assets; and (v) dividends from our subsidiaries, to the extent available. See “Risks and Uncertainties” below in this Note 1.
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

•
Potential adverse effects if Radian Guaranty's regulatory risk-based capital position fails to comply with applicable state statutory or regulatory risk-based capital requirements, including if waivers or similar relief from the states that impose such statutory or regulatory risk-based capital requirements are not obtained or are revoked. These risks include the possibility that: (i) insurance regulators or the GSEs may limit or cause Radian Guaranty to cease writing new mortgage insurance; (ii) the GSEs may terminate or otherwise restrict Radian Guaranty's or Radian Mortgage Assurance's eligibility to insure loans purchased by the GSEs; (iii) Radian Guaranty's customers may decide not to insure loans with Radian Guaranty or may otherwise limit the type or amount of business done with Radian Guaranty; and (iv) state or federal regulators could pursue regulatory actions or proceedings, including possible supervision or receivership actions, against us in the future. (See Note 12 for additional information regarding our statutory capital).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
Potential adverse effects if we fail to comply with applicable debt covenants, which could result in a default under our long-term debt and accelerate our obligation to repay our outstanding debt. Regulatory action that results in the appointment of a receiver for one or more of our significant insurance subsidiaries could constitute an event of default under our long-term debt.

•
Factors adversely affecting Radian Group's capital and liquidity that could cause Radian Group to have insufficient sources of capital and liquidity to meet all of its expected obligations in the near-term, including the $103.5 million outstanding principal amount remaining on our 2013 Notes that mature in February 2013, our failure to estimate accurately the likelihood and potential effects of the various risks and uncertainties described in this report, as well as potential regulatory, legal or other changes to our tax- or expense-allocation agreements among Radian Group and its subsidiaries.

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

•
Potential adverse effects on our businesses as a result of the implementation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), including whether and to what extent loans with mortgage insurance are considered "qualified residential mortgages" for purposes of the Dodd-Frank Act securitization provisions or "qualified mortgages" for purposes of the “ability to repay” provisions of the Dodd-Frank Act, and potential obligations to post collateral on our existing insured derivatives portfolio.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning our operating segments, as of and for the periods indicated, are as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Mortgage Insurance
Net premiums written—insurance	$196,853	$180,846
Net premiums earned—insurance	$173,451	$186,134
Net investment income	18,011	26,833
Net gains on investments	32,178	17,762
Net impairment losses recognized in earnings	—	—
Change in fair value of derivative instruments	21	(394)
Net (losses) gains on other financial instruments	(709)	2,466
Other income	1,344	1,400
Total revenues	224,296	234,201
Provision for losses	234,729	413,973
Change in reserve for premium deficiency	(20)	(1,383)
Policy acquisition costs	8,646	10,216
Other operating expenses	36,265	34,137
Interest expense	1,722	9,789
Total expenses	281,342	466,732
Equity in net (loss) income of affiliates	—	—
Pretax loss	(57,046)	(232,531)
Income tax (benefit) provision	(11,799)	3,501
Net loss	$(45,247)	$(236,032)
Cash and investments	$3,259,204	$3,977,445
Deferred policy acquisition costs	49,786	42,322
Total assets	3,476,732	4,471,425
Unearned premiums	256,809	191,910
Reserve for losses and LAE	3,230,938	3,542,797
VIE debt	8,625	72,369
Derivative liabilities	—	—

NIW	6,465	2,586

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended March 31,
(In thousands)	2012	2011
Financial Guaranty
Net premiums written—insurance	$(119,175)	$1,903
Net premiums earned—insurance	$(6,086)	$16,889
Net investment income	16,702	15,407
Net gains on investments	35,281	19,673
Net impairment losses recognized in earnings	—	—
Change in fair value of derivative instruments	(72,778)	244,286
Net (losses) gains on other financial instruments	(17,143)	72,785
Other income	96	48
Total revenues	(43,928)	369,088
Provision for losses	31,425	13,400
Change in reserve for premium deficiency	—	—
Policy acquisition costs	19,400	3,915
Other operating expenses	13,889	12,082
Interest expense	12,426	7,235
Total expenses	77,140	36,632
Equity in net (loss) income of affiliates	(11)	65
Pretax (loss) income	(121,079)	332,521
Income tax provision (benefit)	2,906	(6,517)
Net (loss) income	$(123,985)	$339,038
Cash and investments	$2,392,620	$2,464,819
Deferred policy acquisition costs	58,155	103,399
Total assets	2,971,789	2,880,138
Unearned premiums	315,756	474,109
Reserve for losses and LAE	85,426	84,898
VIE debt	246,609	300,638
Derivative liabilities	202,100	487,345
A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Consolidated
Net (loss) income:
Mortgage Insurance	$(45,247)	$(236,032)
Financial Guaranty	(123,985)	339,038
Total	$(169,232)	$103,006

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

(In millions)	March 31, 2012	December 31, 2011
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$14.4	$15.4
NIMS assets	1.7	1.6
Other	0.1	0.2
Total derivative assets	16.2	17.2
Derivative liabilities:
Financial Guaranty credit derivative liabilities	183.8	106.5
Financial Guaranty VIE derivative liabilities	18.3	19.5
Total derivative liabilities	202.1	126.0
Total derivative liabilities, net	$185.9	$108.8
The notional value of our derivative contracts at March 31, 2012 and December 31, 2011, was $27.5 billion and $36.5 billion, respectively.
The components of the (losses) gains included in change in fair value of derivative instruments are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Statements of Operations
Net premiums earned—derivatives	$8.6	$10.9
Financial Guaranty credit derivatives	(80.2)	234.6
Financial Guaranty VIE derivatives	(1.2)	(0.9)
NIMS	—	(1.9)
Other	—	1.2
Change in fair value of derivative instruments	$(72.8)	$243.9
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows selected information about our derivative contracts:

($ in millions)	March 31, 2012
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	—	$—	$1.8
Corporate CDOs	54	21,146.3	1.9
Non-Corporate CDOs and other derivative transactions:
TruPs	19	1,859.5	(43.5)
CDOs of commercial mortgage-backed securities ("CMBS")	4	1,831.0	(56.6)
Other:
Structured finance	8	732.2	(32.0)
Public finance	24	1,557.2	(27.3)
Total Non-Corporate CDOs and other derivative transactions	55	5,979.9	(159.4)
Assumed financial guaranty credit derivatives:
Structured finance	39	252.6	(10.7)
Public finance	9	143.2	(1.2)
Total Assumed	48	395.8	(11.9)
Financial Guaranty VIE derivative liabilities (2)	—	—	(18.3)
Grand Total	157	$27,522.0	$(185.9)
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

4. Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty, or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs. There were no significant changes to our fair value methodologies during the three months ended March 31, 2012.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

(In basis points)	March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
Radian Group's five-year CDS spread	1,521	2,732	642	465

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk March 31, 2012	Impact of Radian Non-Performance Risk March 31, 2012	Fair Value (Asset) Liability Recorded March 31, 2012
Product
Corporate CDOs	$199.1	$201.0	$(1.9)
Non-Corporate CDO-related (1)	1,555.4	1,324.7	230.7
NIMS-related (2)	13.9	7.0	6.9
Total	$1,768.4	$1,532.7	$235.7

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related (1)	1,520.2	1,405.3	114.9
NIMS-related (2)	17.4	9.6	7.8
Total	$2,000.7	$1,872.9	$127.8
 ________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities, and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.
Radian Group's five-year CDS spread at March 31, 2012, implies a market view that there is a 64.1% probability that Radian Group will default in the next five years as compared to an 83.5% implied probability of default at December 31, 2011. The cumulative impact attributable to the market's perception of our non-performance risk decreased by $340.2 million during the first three months of 2012, as presented in the table above. This decrease was primarily the result of the tightening of Radian Group's CDS spreads during this period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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
The level of market activity used in determining the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment necessary, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy.
For fair value measurements categorized within Level III of the fair value hierarchy, we use certain significant unobservable inputs in estimating fair value. Those inputs primarily relate to the probability of default, the expected loss upon default, and our own non-performance risk as it relates to our liabilities. The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of March 31, 2012:

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(In millions)	Fair Value March 31, 2012 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Investments:
State and municipal obligations	$58.1	Discounted cash flow	Discount rate	8.6%	-	10.8%
						10.1%
			Expected loss	0.0%	-	19.0%
						6.3%
Level III Derivative Assets:
Corporate CDOs	11.2	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	0.3%	-	1.9%
			Own credit spread (2)	11.0%	-	21.0%
CDOs of CMBS	1.6	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	11.0%	-	21.0%
TruPs CDOs	1.4	Discounted cash flow	Principal recovery			50.0%
			Principal recovery (stressed)			45.0%
			Probability of conditional liquidity payment	0.0%	-	45.0%
			Own credit spread (2)	11.0%	-	21.0%
NIMS derivative assets	1.7	Discounted cash flow	NIMS credit spread			43.0%
			Own credit spread (2)	11.0%	-	21.0%
Level III Derivative Liabilities:
Corporate CDOs	9.3	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	0.3%	-	1.9%
			Own credit spread (2)	11.0%	-	21.0%
CDOs of CMBS	58.2	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	11.0%	-	21.0%
TruPs CDOs	44.9	Discounted cash flow	Principal recovery			50.0%
			Principal recovery (stressed)			45.0%
			Probability of conditional liquidity payment	0.0%	-	45.0%
			Own credit spread (2)	11.0%	-	21.0%
Other non-corporate CDOs and derivative transactions	58.9	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	11.0%	-	21.0%
Level III VIE Liabilities:
NIMS VIE	8.6	Discounted cash flow	NIMS credit spread			43.0%
			Own credit spread (2)	11.0%	-	21.0%
CDO of ABS	145.6	Discounted cash flow	Principal recovery			16.3%
			Own credit spread (2)	11.0%	-	21.0%
____________________

(1)
Excludes certain assets and liabilities for which we do not develop quantitative unobservable inputs. The fair value estimates for these assets and liabilities are developed using third-party pricing information, generally without adjustment.

(2)	Represents the range of our CDS spread that a typical market participant might use in the valuation analysis.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The significant unobservable inputs in the fair value measurement of our investment securities noted above include an interest rate used to discount the projected cash flows and an expected loss assumption. This expected loss assumption represents the principal shortfall we expect on our security as a result of the obligor's failure to pay. Significant increases (decreases) in either the discount rates or loss estimates in isolation would result in a lower (higher) fair value measurement. Changes in these assumptions are independent and may move in either similar or opposite directions.
The significant unobservable inputs used in the fair value measurement of our derivative assets, derivative liabilities and VIE debt relate primarily to projected losses. In addition, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, as discussed below.
For our corporate CDOs, we estimate the correlation of the default probability between the corporate entities and Radian—the higher the correlation percentage, the higher the probability that both the corporate entities and Radian will default together. In addition, a widening of the average credit spread increases the expected loss for our transaction and, therefore, increases the related liability.
For our CDOs of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating, and then we estimate losses by applying a correlation factor. Because we own the senior tranche, an increase in this factor generally increases the expected loss for our transactions, and therefore increases our related liability.
For our TruPs CDOs, the performance of each underlying reference obligation is measured by a standard and distressed pricing, which indicates the expected principal recovery. An increase in the standard and stressed principal recovery decreases the loss severity of the transaction, and therefore, in isolation, decreases the related liability. We also assign these transactions a probability that we will be required to pay a conditional liquidity claim, which generally would increase our related liability.
For our other non-corporate CDOs, we utilize the internal credit rating, average remaining life, and current par outstanding for each transaction to project both expected losses and an internally developed risk-based capital amount. An increase in the average remaining life typically increases the expected loss of the transactions and therefore increases our related liability. An upgrade (downgrade) in the internal credit rating typically decreases (increases) the expected loss of the transactions and therefore decreases (increases) our related liability.
For all fair value measurements where we project our non-performance risk, including VIE debt, we utilize our own credit spread as the best available indicator of the market's perception of our non-performance risk. In isolation, a widening (tightening) of this credit spread typically decreases (increases) our related liability. The assumption used to project our own non-performance risk is independent from the other unobservable inputs used in our fair value measurements. The net impact on our reported assets and liabilities from increases or decreases in our own credit spread and from increases or decreases in other unobservable inputs depends upon the magnitude and direction of the changes in each input; such changes may result in offsetting effects to our recorded fair value measurements, or they may result in directionally similar impacts, which may be material.
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2012, our total Level III assets were approximately 4.8% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of March 31, 2012:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$420.2	$725.7	$—	$1,145.9
State and municipal obligations	—	907.0	58.1	965.1
Money market instruments	703.8	—	—	703.8
Corporate bonds and notes	—	720.2	—	720.2
Residential mortgage-backed securities ("RMBS")	—	835.4	51.2	886.6
CMBS	—	192.5	24.0	216.5
CDO	—	—	6.4	6.4
Other ABS	—	117.1	3.7	120.8
Foreign government securities	—	109.8	—	109.8
Hybrid securities	—	302.2	0.2	302.4
Equity securities (1)	97.7	224.3	2.1	324.1
Other investments (2)	—	21.7	7.1	28.8
Total Investments at Fair Value (3)	1,221.7	4,155.9	152.8	5,530.4
Derivative Assets	—	0.1	16.1	16.2
Other Assets (4)	—	—	101.3	101.3
Total Assets at Fair Value	$1,221.7	$4,156.0	$270.2	$5,647.9
Derivative Liabilities	$—	$—	$202.1	$202.1
VIE debt (5)	—	—	255.2	255.2
Total Liabilities at Fair Value	$—	$—	$457.3	$457.3
 ______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising short-term commercial paper ($20.0 million) and short-term CDs ($1.7 million) included within Level II, and lottery annuities ($1.1 million) and TruPs held by consolidated VIEs ($6.0 million) included within Level III.

(3)
Does not include fixed-maturities held to maturity ($2.7 million) and other invested assets ($60.3 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($8.6 million) and amounts related to financial guaranty VIEs ($246.6 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2011:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$386.9	$723.6	$—	$1,110.5
State and municipal obligations	—	985.0	62.5	1,047.5
Money market instruments	723.2	—	—	723.2
Corporate bonds and notes	—	700.5	—	700.5
RMBS	—	884.7	45.5	930.2
CMBS	—	190.4	35.4	225.8
CDO	—	—	5.5	5.5
Other ABS	—	97.0	2.9	99.9
Foreign government securities	—	102.9	—	102.9
Hybrid securities	—	341.5	4.8	346.3
Equity securities (1)	116.0	152.4	0.8	269.2
Other investments (2)	—	151.6	6.8	158.4
Total Investments at Fair Value (3)	1,226.1	4,329.6	164.2	5,719.9
Derivative Assets	—	0.2	17.0	17.2
Other Assets (4)	—	—	104.0	104.0
Total Assets at Fair Value	$1,226.1	$4,329.8	$285.2	$5,841.1
Derivative Liabilities	$—	$—	$126.0	$126.0
VIE debt (5)	—	—	228.2	228.2
Total Liabilities at Fair Value	$—	$—	$354.2	$354.2
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising short-term commercial paper within Committed Preferred Custodial Trust Securities ("CPS") trusts ($150.0 million) and short-term CDs ($1.6 million) included within Level II, and lottery annuities ($1.6 million) and TruPs held by consolidated VIEs ($5.2 million) included within Level III.

(3)
Does not include fixed-maturities held to maturity ($2.6 million) and other invested assets ($61.0 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($9.4 million) and amounts related to financial guaranty VIEs ($218.8 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended March 31, 2012:

(In millions)	Beginning Balance at January 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at March 31, 2012
Investments:
State and municipal obligations	$62.5	$6.7	$—	$—	$—	$11.1	$—	$58.1
RMBS	45.5	6.2	—	—	—	0.5	—	51.2
CMBS	35.4	(11.4)	—	—	—	—	—	24.0
CDO	5.5	0.8	—	—	—	(0.1)	—	6.4
Other ABS	2.9	0.8	—	—	—	—	—	3.7
Hybrid securities	4.8	0.1	—	4.9	—	—	0.2	0.2
Equity securities	0.8	0.6	—		—	—	0.7	2.1
Other investments	6.8	0.8	—	0.5	—	—	—	7.1
Total Level III Investments	164.2	4.6	—	5.4	—	11.5	0.9	152.8
NIMS derivative assets	1.6	—	0.1	—	—	—	—	1.7
Other assets	104.0	3.4	—	—	—	6.1	—	101.3
Total Level III Assets	$269.8	$8.0	$0.1	$5.4	$—	$17.6	$0.9	$255.8
Derivative liabilities, net	$110.6	$(72.8)	$—	$—	$—	$(4.3)	$—	$187.7
VIE debt	228.2	(36.0)	—	—	—	9.0	—	255.2
Total Level III Liabilities, net	$338.8	$(108.8)	$—	$—	$—	$4.7	$—	$442.9
_______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as follows: $(2.9) million for investments, $0.6 million for other assets, $(82.2) million for derivative liabilities, and $(36.3) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the March 31, 2011:

(In millions)	Beginning Balance at January 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at March 31, 2011
Investments:
State and municipal obligations	$23.2	$—	$—	$—	$—	$—	$—	$23.2
RMBS	52.5	4.0	—	—	—	1.2	—	55.3
CMBS	23.0	1.0	—	—	—	—	—	24.0
CDO	2.4	1.6	—	—	—	(0.1)	—	4.1
Other ABS	3.3	1.4	—	—	—	—	—	4.7
Hybrid securities	—	(0.7)	0.7	—	—	—	—	—
Equity securities	2.9	0.4	1.1	0.1	—	—	—	4.3
Other investments	4.6	0.1	—	0.5	—	0.3	—	3.9
Total Level III Investments	111.9	7.8	1.8	0.6	—	1.4	—	119.5
NIMS derivative assets	11.7	(2.4)	0.1	—	—	—	(0.4)	9.0
Other assets	109.7	3.9	—	—	—	7.3	—	106.3
Total Level III Assets	$233.3	$9.3	$1.9	$0.6	$—	$8.7	$(0.4)	$234.8
Derivative liabilities, net	$709.1	$244.7	$—	$—	$—	$7.8	$—	$472.2
VIE debt	520.1	72.9	—	—	—	(74.2)	—	373.0
Total Level III Liabilities, net	$1,229.2	$317.6	$—	$—	$—	$(66.4)	$—	$845.2
_______________________

(1)
Includes unrealized gains (losses) relating to assets and liabilities still held as follows: $6.8 million for investments, $(2.0) million for NIMS derivative assets, $0.8 million for other assets, $229.2 million for derivative liabilities, and $83.7 million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
There were no investment transfers between Level I and Level II during the first three months of 2012 or 2011.
 Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	March 31, 2012		December 31, 2011
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity (1)	$2.7	$2.8	$2.6	$2.7
Other invested assets (1)	60.3	65.0	61.0	62.8
Liabilities:
Long-term debt (1)	674.9	588.7	818.6	471.3
Non-derivative financial guaranty liabilities (2)	282.9	324.9	342.3	425.7
_______________________

(1)	Included in Level II of the fair value hierarchy.

(2)	Included in Level III of the fair value hierarchy.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5. VIEs
The following additional information relates to our consolidated and unconsolidated VIEs.
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
We consolidate the assets and liabilities associated with one CDO of ABS transaction. Due to provisions in our financial guaranty contracts that allow us to direct the collateral manager to sell the underlying assets of this transaction, we concluded that we have the power to direct the activities that most significantly impact the economic performance of this VIE. In addition, as the guarantor of certain classes of debt issued by this VIE, we have the obligation to absorb losses that are significant to this VIE. The consolidated assets of this CDO of ABS VIE are accounted for as trading securities and represent assets to be used to settle the obligation of this VIE. While the assets of this VIE may only be used to settle the obligations of the VIE, due to our guarantee, the creditors have recourse to our general credit for this consolidated VIE debt. This CDO of ABS was terminated in April 2012. See Note 1 for further details.
We also consolidate the assets and liabilities associated with two other financial guaranty transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Prior to their consolidation, these transactions had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of March 31, 2012.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

	Consolidated		Unconsolidated
(In millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Balance Sheet:
Trading securities	$91.3	$94.5	$—	$—
Derivative assets	—	—	3.0	4.1
Premiums receivable	—	—	3.3	3.6
Other assets	102.8	105.9	—	—
Unearned premiums	—	—	3.4	3.8
Reserve for losses and LAE	—	—	15.1	7.9
Derivative liabilities	18.3	19.5	161.5	79.5
VIE debt—at fair value	246.6	218.8	—	—
Accounts payable and accrued expenses	0.5	0.5	—	—

Maximum exposure (1)	578.3	580.0	6,094.0	6,126.3
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

	Consolidated		Unconsolidated
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2012	2011	2012	2011
Statement of Operations:
Premiums earned	$—	$—	$0.5	$0.5
Net investment income	2.0	2.1	—	—
Net (loss) gain on investments	(2.9)	8.0	—	—
Change in fair value of derivative instruments—(loss) gain	(1.2)	(0.9)	(81.7)	176.7
Net (loss) gain on other financial instruments	(30.1)	74.5	—	—
Provision for losses—increase	—	—	6.2	3.4
Other operating expenses	0.7	0.8	—	—

Net Cash Inflow	0.2	0.2	2.8	2.0

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In total, our net cash outflow related to NIMS during 2012 has been primarily as a result of claim payments. All but two of our existing NIMS transactions mature within the next quarter. The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated NIMS VIEs:

(In millions)	March 31, 2012	December 31, 2011
Balance Sheet:
Derivative assets	$1.7	$1.6
VIE debt—at fair value	8.6	9.4

Maximum exposure (1)	15.2	18.5
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

	Three Months Ended March 31,
(In millions)	2012	2011
Statement of Operations:
Net investment income	$0.1	$0.1
Change in fair value of derivative instruments—loss	—	(1.9)
Net (loss) gain on other financial instruments	(2.5)	2.4

Net Cash Outflow	3.3	66.2

Put Options on CPS
In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions all of the face amount of the CPS issued by the custodial trusts. During the first quarter of 2012, the trusts were converted to corporations and are wholly-owned consolidated subsidiaries of Radian Group as of March 31, 2012. Prior to the conversion of the trusts to corporations, these trusts had been accounted for as VIEs and our involvement with these VIEs had included the payment of a put premium representing the spread between the investment income of the custodial trusts and amounts payable to CPS holders and other fees and expenses payable by the custodial trusts, which had typically not been material. Radian Asset Assurance ceased payment of the put premiums thereby eliminating the premium associated with the purchased CPS, the put options, and consequently the variability in the VIE. In addition, as a result of eliminating the put options, the assets of the trusts were liquidated and reinvested by the newly formed corporations.
As of December 31, 2011, the amount of short-term investments and our maximum exposure for this VIE were $150 million, respectively. The maximum exposure was based on our carrying amounts of the investments. The amount of income and expense associated with these trusts was immaterial during the first quarters of 2012 and 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	March 31, 2012
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$2,667	$2,769	$107	$5
	$2,667	$2,769	$107	$5
Fixed-maturities available for sale:
U.S. government and agency securities	$10,944	$13,327	$2,383	$—
State and municipal obligations	72,127	70,833	487	1,781
Corporate bonds and notes	17,142	16,993	470	619
RMBS	67	74	7	—
CMBS	1,183	1,185	15	13
Other ABS	1,019	1,172	153	—
Other investments	1,002	1,091	89	—
	$103,484	$104,675	$3,604	$2,413
Equity securities available for sale (1)	$88,768	$111,251	$22,483	$—
Total debt and equity securities	$194,919	$218,695	$26,194	$2,418
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($97.7 million fair value) and various preferred and common stocks invested across numerous companies and industries ($13.5 million fair value).

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
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($116.0 million fair value) and various preferred and common stocks invested across numerous companies and industries ($12.4 million fair value).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011
Trading securities:
U.S. government and agency securities	$712,402	$710,006
State and municipal obligations	894,319	964,748
Corporate bonds and notes	703,196	683,864
RMBS	886,477	928,887
CMBS	215,267	224,180
CDO	6,403	5,467
Other ABS	119,683	98,729
Foreign government securities (1)	109,760	102,851
Hybrid securities	367,265	346,338
Equity securities	148,089	140,764
Other investments	5,985	5,225
Total	$4,168,846	$4,211,059
 ______________________

(1)
Our largest concentrations of foreign government securities as of March 31, 2012 and December 31, 2011, were Germany ($27.5 million and $42.6 million fair value, respectively) and Japan ($58.2 million and $28.0 million fair value, respectively). As of March 31, 2012 and December 31, 2011, nearly all of our foreign government securities were rated A or higher by a Nationally Recognized Statistical Rating Organization ("NRSRO"). As of March 31, 2012 and December 31, 2011, our trading portfolio included no securities of five Eurozone countries (Portugal, Ireland, Italy, Greece and Spain, collectively, the "Stressed Eurozone Countries") whose sovereign obligations have been under stress due to economic uncertainty, potential restructuring and ratings downgrades, or securities of any other countries under similar stress.

The following tables show the gross unrealized losses and fair value of our available for sale and held to maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

March 31, 2012: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	1	$532	$8	9	$60,809	$1,778	10	$61,341	$1,786
Corporate bonds and notes	1	329	2	16	8,261	617	17	8,590	619
RMBS	1	2	—	—	—	—	1	2	—
CMBS	—	—	—	1	374	13	1	374	13
Total	3	$863	$10	26	$69,444	$2,408	29	$70,307	$2,418

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2011: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	1	$525	$17	9	$72,653	$4,866	10	$73,178	$4,883
Corporate bonds and notes	6	2,457	97	18	8,902	950	24	11,359	1,047
RMBS	2	354	1	—	—	—	2	354	1
CMBS	—	—	—	1	527	16	1	527	16
Equity securities	1	9,284	869	—	—	—	1	9,284	869
Total	10	$12,620	$984	28	$82,082	$5,832	38	$94,702	$6,816
During the first quarters of 2012 and 2011, there were no credit losses recognized in earnings.
At March 31, 2012, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not, that we will not be required to sell the securities before recovery of their cost basis.
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
We have securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of March 31, 2012. For all investment categories, the unrealized losses of 12 months or greater duration as of March 31, 2012, were generally caused by interest rate or credit spread movements since purchase date. As of March 31, 2012, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of March 31, 2012, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2012.
The contractual maturities of fixed-maturity investments are as follows:

	March 31, 2012
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$1,934	$2,029	$4,504	$4,441
Due after one year through five years (1)	428	440	14,519	15,040
Due after five years through ten years (1)	—	—	4,554	4,478
Due after ten years (1)	305	300	77,638	78,285
RMBS (2)	—	—	67	74
CMBS (2)	—	—	1,183	1,185
Other ABS (2)	—	—	1,019	1,172
Total	$2,667	$2,769	$103,484	$104,675
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	March 31, 2012	December 31, 2011
Mortgage insurance reserves	$3,230,938	$3,247,900
Financial guaranty reserves	85,426	63,002
Total reserve for losses and LAE	$3,316,364	$3,310,902
The following table presents information relating to our mortgage insurance reserves for losses and LAE as of the dates indicated:

	Three Months Ended March 31,
(In thousands)	2012	2011
Balance at beginning of period	$3,247,900	$3,524,971
Less reinsurance recoverables (1)	151,569	223,254
Balance at beginning of period, net of reinsurance recoverables	3,096,331	3,301,717
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	218,345	190,686
Prior years	16,384	223,287
Total incurred	234,729	413,973
Deduct paid claims and LAE related to:
Current year (2)	—	837
Prior years	218,193	364,314
Total paid	218,193	365,151
Balance at end of period, net of reinsurance recoverables	3,112,867	3,350,539
Add reinsurance recoverables (1)	118,071	192,258
Balance at end of period	$3,230,938	$3,542,797
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

Our mortgage insurance loss reserves declined in the first quarter of 2012, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures, and insurance rescissions and claim denials outpaced new default notices received during the quarter and the impact from the aging of our remaining defaults, as described below. Total paid claims declined for the three months ended March 31, 2012, from the comparable period in 2011, driven by an increase in the number of claims received that we are reviewing for violations of our insurance policies, which has lengthened the claim resolution period and resulted in an increase in rescissions and denials, as well as by delays created by foreclosure moratoriums, servicer issues, and loan modification programs. We cannot be certain of the ultimate impact of these programs on our business or results of operations, or the timing of this impact. Reserves established for new default notices received in the current quarter were the primary driver of our total incurred loss for the three months ended March 31, 2012. In addition, our results for the three months ended March 31, 2012, were negatively affected by a $27.0 million decrease in our estimated reinsurance recoverable from our Smart Home transactions. This decrease was as a result of recent trends of lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur by the scheduled termination dates of our two remaining Smart Home transactions, which have final maturity dates of November 2012 and June 2013, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For the three months ended March 31, 2011, the adverse loss development was driven by an increase in our incurred but not reported ("IBNR") reserve estimate of $77.8 million, related to an increase in our estimate of future reinstatements of previously rescinded policies and denied claims, as well as a greater than anticipated impact from the aging of underlying defaulted loans on our default to claim rate.
The aging of defaulted loans and other changes in the composition of our delinquent loan inventory continued to impact our reserves and incurred losses during the three months ended March 31, 2012. Adjustments are made to loss reserves as defaulted loans age, and therefore, are considered to be closer to foreclosure and more likely to result in a claim payment. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates on our more aged delinquent loans, this has resulted in a higher reserve per default. As a consequence, our aggregate weighted average default to claim rate assumption (net of rescissions and denials) used in estimating our reserve for losses was 46% at March 31, 2012, compared to 43% at December 31, 2011. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of March 31, 2012, our default to claim rate estimate, net of our estimate for insurance rescissions and claim denials, ranged from 20% for insured loans that had missed two to three monthly payments, to 53% for such loans that had missed 12 or more monthly payments.
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
Our reserve for losses includes the impact of our estimate of future rescissions and denials, which remain elevated compared to levels experienced prior to 2009. The current elevated levels of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. The impact of our estimate of future rescissions and denials reduced our loss reserves as of March 31, 2012 and December 31, 2011, by approximately $582 million and $631 million, respectively. In addition, the impact of our estimate of future reinstatements of previously rescinded policies and denied claims increased our loss reserves as of March 31, 2012 and December 31, 2011, by approximately $177 million and $129 million, respectively, as further described below. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels it could have a material adverse effect on our paid losses and loss reserves.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Recent insurance rescission and claim denial activity reflects a relative shift toward more claim denials, which has resulted primarily from the failure of our lender customers to provide the documentation required to perfect a claim. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed to perfect a claim for a significant portion of previously denied claims. As a result of these trends and recent increases in claim denial activity, we expect that a large portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have considered this expectation in developing our IBNR reserve estimate. This IBNR estimate, which currently primarily consists of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $207.8 million and $170.6 million at March 31, 2012 and December 31, 2011, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of reinstatements within each period:

	Three Months Ended March 31,
(In millions)	2012	2011
Rescissions—first loss position	$36.6	$93.8
Denials—first loss position	176.4	24.6
Total first loss position (1)	213.0	118.4
Rescissions—second loss position	(3.3)	31.0
Denials—second loss position	36.0	2.7
Total second loss position (2)	32.7	33.7
Total first-lien claims submitted for payment that were rescinded or denied (3)	$245.7	$152.1
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These rescissions or denials may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

(3)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
The following table illustrates the total amount of first-lien claims submitted to us for payment that have been rescinded since January 1, 2009, and then subsequently were challenged ("rebutted") by the lenders and policyholders, but not reinstated, for the period from January 1, 2009, through March 31, 2012.

(In millions)	As of March 31, 2012
First loss position	$484.6
Second loss position	212.1
Total non-overturned rebuttals on rescinded first-lien claims	$696.7
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
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our condensed consolidated balance sheets, was $56.5 million and $57.2 million as of March 31, 2012 and December 31, 2011, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Rescission and denial rates in 2011 and 2012 have been affected by an increase in the number of claims received that we are reviewing for potential violations of our insurance policies. The following table shows the projected net cumulative denial and rescission rates, net of both actual and expected reinstatements, as of March 31, 2012, on our total first-lien portfolio for each quarter in which the claims were received for the periods indicated:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rates for Each Quarter (1)	Percentage of Claims Resolved (2)
Q3 2009	22.4%	100%
Q4 2009	20.1%	100%
Q1 2010	18.1%	100%
Q2 2010	17.1%	99%
Q3 2010	15.3%	99%
Q4 2010	16.8%	99%
Q1 2011	19.3%	96%
Q2 2011	20.5%	90%
Q3 2011	18.0%	72%
 ______________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of March 31, 2012. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. These rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned, respectively. For the fourth quarter of 2011 and the first quarter of 2012, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful and therefore they are not presented.

We considered the sensitivity of first-lien loss reserve estimates at March 31, 2012, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at March 31, 2012), we estimated that our loss reserves would change by approximately $95 million at March 31, 2012. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at March 31, 2012), we estimated that our loss reserves would change by approximately $5 million at March 31, 2012. For every one percentage point change in our overall default to claim rate (which we estimate to be 46% at March 31, 2012, including our assumptions related to rescissions and denials), we estimated a $61 million change in our loss reserves at March 31, 2012.
Estimating our loss reserves involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates that we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
See Note 9 for information regarding our financial guaranty claim liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Reserve for Premium Deficiency
Insurance enterprises are required to establish a premium deficiency reserve ("PDR") if the net present value of the expected future losses and expenses for a particular product exceeds the net present value of expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for our financial guaranty and mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation, and utilize our pre-tax investment yield to discount certain cash flows for this analysis.
For our financial guaranty business, in order to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was necessary as of March 31, 2012 and December 31, 2011.
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
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of March 31, 2012 or December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 2.49% and 2.62% as of March 31, 2012 and December 31, 2011, respectively. Expected losses are based on an assumed paid claim rate of approximately 14.1% on our total first-lien insurance portfolio (8.7% on performing loans and 45.7% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased to 15.6%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
For our second-lien mortgage insurance business, we project future premiums and losses for this business using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections.
In the third quarter of 2007, we established a reserve for premium deficiency on our second-lien business. We were required to establish a PDR because the net present value of the expected future losses and expenses exceeded our expected future premiums and existing reserves for that business. Since that time, our PDR has been reduced as the risk has been reduced (through either attrition or terminations of transactions), claims have been paid, or changes have occurred to our initial assumptions.
Evaluating the expected profitability of our existing mortgage insurance business and the need for a premium deficiency reserve for our first-lien business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a PDR may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty as currently exists. We cannot be certain that we have correctly estimated the expected profitability of our existing first-lien mortgage portfolio or that the second-lien PDR established will be adequate to cover ultimate losses on our second-lien business.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

9. Financial Guaranty Insurance Contracts
The following table includes information as of March 31, 2012, regarding our financial guaranty claim liabilities, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	14	143	61	102	320
Remaining weighted-average contract period (in years)	16	19	21	28	21
Insured contractual payments outstanding:
Principal	$42.5	$1,260.4	$481.2	$338.8	$2,122.9
Interest	11.8	771.5	254.5	171.7	1,209.5
Total	$54.3	$2,031.9	$735.7	$510.5	$3,332.4
Gross claim liability	$0.4	$23.2	$285.3	$100.3	$409.2
Less:
Gross potential recoveries	—	1.8	354.8	85.3	441.9
Discount, net	0.1	3.8	(139.1)	5.1	(130.1)
Net claim liability	$0.3	$17.6	$69.6	$9.9	$97.4
Unearned premium revenue	$0.2	$28.8	$9.6	$—	$38.6
Claim liability reported in the balance sheet	$0.2	$9.2	$63.7	$9.9	$83.0
Reinsurance recoverables	$—	$—	$—	$—	$—
A claim liability is established for a performing credit if the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis were $32.3 million and $36.8 million, respectively, as of March 31, 2012, and $34.3 million and $39.8 million, respectively, as of December 31, 2011.
The accretion of these balances is included either in premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. The accretion included in premiums earned for both the three months ended March 31, 2012 and 2011, was $0.3 million. There was an immaterial amount of accretion recorded in policy acquisition costs for the three months ended March 31, 2012 and 2011.
The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of March 31, 2012, was $40.7 million and is expected to be collected on a declining basis due to no new business being written. The activity related to the net present value of premiums receivable during the three months ended March 31, 2012 and 2011, was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at March 31, 2012.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Premiums earned were affected by the following for the periods indicated:

	Three Months Ended March 31,
(In millions)	2012	2011
Refundings	$8.2	$4.8
Recaptures/commutations	(16.3)	—
Reinsurance agreements	(6.0)	—
Foreign exchange revaluation, gross of commissions	0.2	1.3
Adjustments to installment premiums, gross of commissions	0.1	0.2
Total adjustment to premiums earned	$(13.8)	$6.3
The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments or refundings of any financial guaranty obligations, as of March 31, 2012:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Second Quarter 2012	$284.0	$6.4	$0.3	$6.7
Third Quarter 2012	277.2	6.8	0.3	7.1
Fourth Quarter 2012	271.0	6.2	0.2	6.4
2012	271.0	19.4	0.8	20.2
2013	244.8	26.2	0.9	27.1
2014	221.0	23.8	0.8	24.6
2015	200.2	20.8	0.8	21.6
2016	181.4	18.8	0.7	19.5
2012 – 2016	181.4	109.0	4.0	113.0
2017 – 2021	104.1	77.3	2.8	80.1
2022 – 2026	52.1	52.0	1.8	53.8
2027 – 2031	22.4	29.7	1.1	30.8
After 2031	—	22.4	1.4	23.8
Total	$—	$290.4	$11.1	$301.5

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the significant components of the change in our financial guaranty claim liability for the periods indicated:

	Three Months Ended March 31,
(In millions)	2012	2011
Claim liability at beginning of period	$60.5	$67.4
Incurred losses and LAE:
Increase in gross claim liability	187.1	19.3
Increase in gross potential recoveries	301.6	3.2
Decrease/(increase) in discount	146.6	(3.3)
(Increase)/decrease in unearned premiums	(0.7)	0.6
Incurred losses and LAE	31.4	13.4
Paid losses and LAE:
Current years	—	—
Prior years	(8.9)	(0.2)
Paid losses and LAE:	(8.9)	(0.2)
Claim liability at end of period	$83.0	$80.6
Components of incurred losses and LAE:
Claim liability established in current period	$—	$—
Changes in existing claim liabilities	31.4	13.4
Total incurred losses and LAE	$31.4	$13.4
Components of decrease/(increase) in discount:
Decrease/(increase) in discount related to claim liabilities established in current period	$150.6	$(0.1)
Increase in discount related to existing claim liabilities	(4.0)	(3.2)
Total decrease/(increase) in discount	$146.6	$(3.3)
In the first quarter of 2012, we significantly increased our estimated gross claim liability associated with a project finance credit with net par outstanding of $69 million at March 31, 2012, based primarily on refinancing risk upon the maturity or scheduled principal amortization of the insured obligations beginning in 2017. Revenues for the project, however, serve as collateral for our insured risk, and we have also projected a full recovery of the gross claim over time, which has resulted in both an increase in our potential recovery and discount amounts.
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
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows as of the dates indicated:

March 31, 2012	2.26%
December 31, 2011	2.80%
March 31, 2011	4.11%
December 31, 2010	3.69%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

10. Long-Term Debt
The composition of our long-term debt at March 31, 2012 and December 31, 2011, was as follows:

(In thousands)		March 31, 2012	December 31, 2011
5.625%	Senior Notes due 2013	$104,247	$252,267
5.375%	Senior Notes due 2015	249,831	249,819
3.000%	Convertible Senior Notes due 2017 (1)	320,779	316,498
	Total Long-Term Debt	$674,857	$818,584
_________________________
(1) The principal amount of these notes is $450 million.

See Note 1 for information regarding our Tender Offer for the 2013 Notes. As of March 31, 2012 and December 31, 2011, we were in compliance with all provisions of each of our indentures for our outstanding notes.

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
Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year, we record our interim-period income tax expense (benefit) based on actual results of operations.
For federal income tax purposes, we have approximately $1.9 billion of NOL carryforwards as of March 31, 2012. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032. To protect our ability to utilize our NOLs and other tax assets from an "ownership change" under U.S. federal income tax rules, we adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.
As of March 31, 2012, before consideration of our valuation allowance, we had deferred tax assets ("DTA"), net of deferred tax liabilities, of approximately $895.9 million.
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
A valuation allowance of approximately $879.9 million and $797.7 million was recorded against our net DTA of approximately $895.9 million and $813.7 million at March 31, 2012 and December 31, 2011, respectively. The remaining DTA of approximately $16.0 million represents our NOL carryback, which we expect to utilize in our anticipated settlement with the IRS relating to tax years 2000 through 2007.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

12. Statutory Information
Radian Guaranty's statutory net loss and statutory surplus as of or for the periods indicated were as follows:

(In millions)	As of or for the Three Months Ended March 31, 2012	As of or for the Year Ended December 31, 2011
Statutory net loss	$(73.6)	$(545.1)
Statutory surplus	919.9	843.2
Radian Guaranty's risk-to-capital calculation appears in the table below.

	March 31, 2012		December 31, 2011
($ in millions)
Risk in force, net (1)	$18,979.2		$18,095.7

Statutory surplus	$919.9		$843.2

Risk-to-capital	20.6	:1	21.5	:1
 _______________________

(1)	Risk in force is net of risk ceded through reinsurance contracts and also excludes risk in force on defaulted loans.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The improvement in Radian Guaranty's risk-to-capital ratio in the first quarter of 2012 was primarily due to the release of contingency reserves at Radian Asset Assurance as a result of the Assured Transaction, which benefited Radian Guaranty's surplus. This benefit was partially offset by a statutory net loss incurred by Radian Guaranty.
Radian Guaranty entered into a quota share reinsurance agreement effective April 1, 2012, with a third-party reinsurance provider. As of April 1, 2012, amounts ceded pursuant to this transaction were $532 million of Radian Guaranty's RIF. The total amount of risk that may be ceded through this arrangement is limited and is expected to be between $1.25 billion and $1.6 billion. At a 25 to 1 risk-to-capital ratio, the equivalent capital benefit associated with ceding this amount of risk will be between $50 million and $62.5 million.
As of March 31, 2012, Radian Asset Assurance maintained claims paying resources of $2.0 billion, including statutory surplus of approximately $1.1 billion. In June 2011, Radian Asset Assurance paid an ordinary dividend of $53.4 million to Radian Guaranty. We expect that Radian Asset Assurance will continue to have the capacity to pay ordinary dividends to Radian Guaranty in 2012 and 2013, although these dividends are expected to be at or below the 2011 level.
On April 11, 2012, Radian Asset Assurance agreed with one of its derivative counterparties to commute Radian Asset Assurance's largest single ABS exposure related to a directly insured CDO of ABS transaction and its credit protection through CDS on six directly insured TruPs CDO transactions. As a result of these transactions, we expect to book a gain of approximately $7 million (on a pre-tax basis) for statutory accounting purposes, which will have a direct, positive impact on the statutory capital position of Radian Asset Assurance for the period ending June 30, 2012. See Note 1 for additional information.
Under Texas insurance regulations, to be an authorized insurer, CMAC of Texas, an affiliated reinsurer of Radian Guaranty, is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas had a statutory net loss of $2.2 million for the three months ended March 31, 2012. CMAC of Texas had a statutory surplus of $24.0 million as of March 31, 2012.
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
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our insurance regulators possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. See Note 1 above for additional information.

13. Selected Financial Information of Registrant—Radian Group

(In thousands)	March 31, 2012	December 31, 2011
Investment in subsidiaries, at equity in net assets	$1,554,749	$1,591,914
Total assets	1,830,777	2,231,138
Long-term debt	674,857	818,584
Total liabilities	811,349	1,048,847
Total stockholders' equity	1,019,428	1,182,291
Total liabilities and stockholders' equity	1,830,777	2,231,138

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

14. Commitments and Contingencies
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
On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the United States District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans supposedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan's captive reinsurer. Plaintiffs assert violations of the Real Estate Settlement Practices Act of 1974 ("RESPA"). Radian Guaranty and some of the other mortgage insurer defendants have moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs' loans. The court has entered a partial stay of the case pending the decision of the United States Supreme Court in another case under RESPA titled First Financial Corp. v. Edwards (the “Edwards case”), to which Radian Guaranty is not a party. The court has agreed to consider the motion to dismiss filed by Radian Guaranty and other defendants notwithstanding the stay pending the decision in the Edwards case.
Each of the cases described below are putative class actions (with facts substantially similar to the facts of the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the United States District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss the complaint on a number of grounds. However, the action has been stayed pending a decision in the Edwards case.

•
On March 12, 2012, a putative class action under RESPA titled Lucas E. McCarn v. HSBC USA, Inc., et al. was filed in the United States District Court for the Eastern District of California. Radian Guaranty has moved to dismiss this lawsuit for lack of standing because it did not insure the plaintiff's loan. This action has also been stayed pending a decision in the Edwards case. As in the Samp case, the court has agreed to consider Radian Guaranty's motion to dismiss notwithstanding the stay pending the decision in the Edwards case.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure the plaintiff's loan.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs' loans.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
On April 19, 2012, a putative class action under RESPA titled Rulison v. ABN AMRO Mortgage Group, Inc., et al was filed in the United States District Court for the Southern District of New York. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure the plaintiff's loan.

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
The elevated levels of our rate of rescissions and denials have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with these customers regarding rescissions or denials, which if not resolved, could result in arbitration or additional judicial proceedings. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. See Note 7 for further information.
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries' obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $162.8 million of remaining credit exposure as of March 31, 2012.
On March 1, 2011, Enhance Financial Services Group Inc. ("EFSG") sold its 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This holding company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although EFSG wrote off its entire interest in this company in 2005 and has sold its ownership interest, under Brazilian law, it is possible that EFSG could become liable for its proportionate share of the liabilities of the company related to the period in which EFSG was a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. EFSG's share of the liabilities of the company attributable to this period was approximately $103.4 million as of December 31, 2010.
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $9.7 million at March 31, 2012, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans that we are simultaneously underwriting for compliance with secondary market compliance and for potential mortgage insurance. In the first three months of 2012, we paid losses related to contract underwriting remedies of approximately $1.7 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In the first three months of 2012, our provision for contract underwriting expenses was approximately $0.1 million and our reserve for contract underwriting obligations at March 31, 2012, was $3.0 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $9.0 million, of which $2.7 million has not been recorded as of March 31, 2012. The remaining cost for these agreements is expected to be recorded by the end of 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15. Subsequent Events
In addition to the transactions described in Note 1, in April 2012, we notified the trustee of our Smart Home transactions of our decision to exercise our option to terminate one of the remaining two transactions (which otherwise would have matured in November 2012), effective with the May 2012 payment date. The impact of this early termination is not expected to have a material impact on our financial or risk-to-capital position, statutory capital, results of operations or cash flows. The final remaining Smart Home transaction is scheduled to mature in June 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the fiscal year ended December 31, 2011, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Forward Looking Statements—Safe Harbor Provisions" above and the "Risk Factors" detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

Business Summary
We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance. Our business segments are mortgage insurance and financial guaranty.
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We have provided these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., and its wholly-owned subsidiaries Radian Mortgage Assurance Inc. and Radian Insurance Inc. (which we refer to as "Radian Guaranty," "Radian Mortgage Assurance," and "Radian Insurance," respectively). Private mortgage insurance protects the holders of our insurance from all or a portion of default-related losses on residential mortgage loans made generally to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association ("Fannie Mae"). We refer to Freddie Mac and Fannie Mae together as "Government Sponsored Enterprises" or "GSEs."
Traditional Mortgage Insurance.  Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-lien mortgages ("first-lien"). At March 31, 2012, primary insurance on first-liens made up approximately 94.1% of our total first-lien insurance risk in force ("RIF"). Prior to 2009, we also wrote pool insurance, which comprised approximately 5.9% of our total first-lien insurance RIF at March 31, 2012.
Non-Traditional Mortgage Credit Enhancement.  In addition to traditional mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages ("second-lien"), credit enhancement on net interest margin securities ("NIMS"), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as "non-traditional"). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. As of March 31, 2012, the aggregate remaining RIF on such non-traditional mortgage credit enhancement was approximately $193 million, representing an immaterial amount of our total RIF.
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
We have provided financial guaranty credit protection through the issuance of a financial guaranty insurance policy, by insuring the obligations under a credit default swap ("CDS") or through the reinsurance of such obligations. Both a financial guaranty insurance policy and a CDS provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation, and in the case of most of our financial guaranty CDSs, credit protection for amounts in excess of specified levels of losses. These forms of credit enhancement each require similar underwriting and surveillance.

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
In 2008, in light of difficult market conditions and the downgrade of the financial strength ratings of our financial guaranty insurance subsidiaries, we discontinued writing new financial guaranty business, other than as necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. Since 2008, we have significantly reduced our financial guaranty operations and have reduced our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our access to that capital.
 In January 2012, Radian Asset Assurance entered into a three-part transaction (the "Assured Transaction") with subsidiaries of Assured Guaranty Ltd. (collectively "Assured") that included the following:

•	the commutation of $13.8 billion of financial guaranty net par outstanding that was reinsured by Radian Asset Assurance (the "Assured Commutation");

•	the ceding of $1.8 billion of public finance business (the "Assured Cession"); and

•
an agreement to sell Municipal and Infrastructure Assurance Corporation (the "FG Insurance Shell"), a New York domiciled financial guaranty insurance company with licenses to conduct business in 37 states and the District of Columbia. We are awaiting regulatory approval to complete the sale of the FG Insurance Shell, and expect to receive such approval in the second quarter of 2012.

This three-part transaction with Assured reduced our financial guaranty net par outstanding by approximately 22.5% and provided a statutory capital benefit to Radian Asset Assurance and Radian Guaranty of approximately $93.5 million as of March 31, 2012. This transaction is consistent with our strategic objectives of accelerating the reduction of our financial guaranty net par outstanding and strengthening the statutory capital positions of Radian Asset Assurance and Radian Guaranty.

The following table shows the impact of the Assured Transaction on our condensed consolidated financial statements in the first quarter of 2012. While we received a statutory capital benefit as a result of this transaction as discussed above, under accounting principles generally accepted in the United States of America ("GAAP") this transaction resulted in a realized loss, and therefore, a reduction in retained earnings.

Statement of Operations
(In millions)
Decrease in premiums written	$(119.8)
Decrease in net premiums earned	$(22.2)
Increase in change in fair value of derivative instruments—gain	1.4
Increase in amortization of policy acquisition costs	(15.7)
Decrease in pre-tax income	$(36.5)

Balance Sheet
(In millions)
Decrease in:
Cash	$108.3
Deferred policy acquisition costs	26.2
Accounts and notes receivable	1.1
Derivative assets	0.6
Unearned premiums	71.6
Derivative liabilities	2.1
Increase in other assets	26.0
On April 11, 2012, Radian Asset Assurance agreed with one of its derivative counterparties (the "Counterparty") to commute: (1) Radian Asset Assurance's largest single asset-backed securities ("ABS") exposure related to a directly insured tranche of an extremely distressed CDO of ABS transaction (the “CDO of ABS Transaction”), with $450.2 million of net par outstanding as of March 31, 2012, for which we expected to pay claims for substantially all of the net par outstanding; and (2) its credit protection through CDS on six directly insured trust preferred securities ("TruPs") CDO transactions, representing $699.0 million of net par outstanding as of March 31, 2012 (the “Terminated TruPs CDOs”). In consideration for these commutations, Radian Asset Assurance paid $210.0 million (the "Commutation Amount"), a significant portion of which (the "LPV Initial Capital") has been deposited with a limited purpose vehicle (an "LPV") to cover the Counterparty's potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the "Terminated TruPs Bonds"). The commutations described in this paragraph are referred to herein as the “Commutation Transactions.”
As part of the Commutation Transactions, the LPV has entered into a credit default swap (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings (collectively, the “LPV Capital”) represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. The Residual CDS is coterminous with the Terminated TruPs Bonds for which we had provided credit protection, and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to the agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance will receive this amount as salvage recovery.
Due to current expectations regarding future credit losses on the Terminated TruPs bonds, we expect to establish an associated salvage recovery for statutory accounting purposes of approximately $75 million related to the LPV Capital. Although Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs, the amount of salvage recovery remains at risk, and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, Radian Asset Assurance's projected and actual salvage recovery from the LPV may be materially reduced or eliminated. Because we had already established a statutory reserve for the CDO of ABS transaction and we do not expect ultimate losses on the Terminated TruPs CDOs, the Commutation Transactions will not have a significant impact on our statutory capital in the second quarter of 2012.

The CDO of ABS Transaction and Terminated TruPs CDOs are accounted for as derivatives for GAAP purposes, and as such, are carried at fair market value. The Commutation Amount significantly exceeded the aggregate fair value liability that we had recorded for such transactions as of March 31, 2012. As a result, we expect to report a loss of approximately $108 million on the Commutation Transactions for GAAP purposes in the quarter ending June 30, 2012. The loss for GAAP purposes resulted primarily from the fact that the aggregate fair value liability for the commuted transactions at March 31, 2012, incorporated a significant discount to the derivative liability for these transactions related to the market's perception of our non-performance risk. See "Critical Accounting Policies—Fair Value of Financial Instruments—Corporate CDOs" for additional information regarding our fair value methodology.
All of the transactions commuted pursuant to the Commutation Transactions were rated below investment grade ("BIG") internally as of March 31, 2012, with $1.0 billion net par outstanding of the commuted transactions rated B or below internally as of such date, representing approximately 51% of our financial guaranty segment's aggregate net par outstanding rated B or below internally as of such date.
Financial Guaranty Exposure Subject to Recapture or Termination.   Approximately $30.6 billion of our total net par outstanding as of March 31, 2012, (representing 68.6% of our financial guaranty segment's total net par outstanding) was subject to recapture or termination at the option of our primary reinsurance customers and financial guaranty credit derivative counterparties, with $24.1 billion of such amount being subject to termination at the option of our financial guaranty credit derivative counterparties and the remaining $6.5 billion being subject to recapture at the option of our primary reinsurance customers. In the first quarter of 2012, three CDS counterparties in our financial guaranty business exercised their termination rights with respect to 20 corporate CDOs that we insured (the “First Quarter 2012 CDO Terminations”), which reduced our net par outstanding by $8.3 billion, 95.2% of which was rated AAA internally. In addition, on May 2, 2012, an additional corporate CDO counterparty exercised its termination right with respect to two corporate CDOs with an aggregate net par outstanding of $0.9 billion. Since our credit derivative contracts do not require mark-to-market settlement payments in such circumstances, no cash payment other than the payment of accrued premium was required to be paid by either party in connection with such terminations.
Overview of Business Results
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. The ongoing weakness in the United States ("U.S.") housing and related credit markets, characterized by a decrease in mortgage originations, decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with current macroeconomic factors such as limited economic growth, the lack of meaningful liquidity in some sectors of the capital markets, and continued high unemployment, have had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. Because of these factors, there is a great deal of uncertainty regarding our ultimate loss performance. See Note 1 of Notes to Condensed Consolidated Financial Statements.

Mortgage Insurance

•
Defaults.  Our first-lien primary default rate at March 31, 2012, was 14.1%, compared to 15.2% at December 31, 2011. Our primary default inventory comprised 103,027 loans at March 31, 2012, compared to 110,861 loans at December 31, 2011. Our primary default inventory continued to decline in April 2012. The reduction in our default inventory has been the result of the total number of defaulted loans that have cured ("cures"), claim payments on defaulted loans, and insurance rescissions and claim denials collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, our overall primary default rates continue to remain elevated compared to historical levels due to continued high unemployment and weakness in the U.S. housing and mortgage credit markets. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures, particularly coming from our older delinquent loans. Based on our projections, which are subject to significant risks and uncertainties, we expect improvement in the 2012 operating results of our mortgage insurance business compared to 2011, and while we expect an operating loss for our mortgage insurance business in 2012, we expect to achieve marginal operating profitability in our mortgage insurance business in 2013. We are projecting a 15% decrease in new defaults in 2012 compared to 2011, which compares to an 18% decrease in new defaults in 2011 compared to 2010. During the first quarter of 2012, new defaults decreased 20% compared to new defaults in the first quarter of 2011, while new defaults in the first quarter of 2011 decreased 28% compared to new defaults in the first quarter of 2010.

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

•
Provision for Losses.  Our mortgage insurance provision for losses for the first quarter of 2012 was $234.7 million, and consisted primarily of reserves established on new defaults. In addition, our provision for losses has been impacted by an increase in the weighted average rate at which defaulted loans are expected to move to claim (the "default to claim rate"), due to a greater than anticipated impact from the aging of underlying defaulted loans. With continuing declines in home values, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates on our older delinquent loans, this has resulted in higher reserves. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 46% and 43% as of March 31, 2012 and December 31, 2011, respectively. For the remainder of 2012, we anticipate that the default to claim rates will be similar to that assumed in our first quarter 2012 loss reserve estimates.

Our mortgage insurance reserve for losses continues to be favorably affected by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the elevated number of claims that we are denying due to the policyholder's failure to submit sufficient documentation to perfect a claim and to the number of insurance certificates that we are rescinding due to fraud, underwriter negligence or other factors, including the impact of our recent experience regarding reinstatements of previously rescinded policies and denied claims. Our current level of rescissions and denials remains elevated compared to historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our extensive efforts to examine all claims for potential rescissions or denials. We expect the level of rescissions and denials to continue to remain elevated compared to historical levels as long as our 2005 through 2008 insurance policies comprise the majority of our default inventory and we continue to deploy significant resources to examine substantially all claims.

•
Claims Paid.  Total mortgage insurance claims paid in the first quarter of 2012 were $218.2 million. Foreclosure backlogs, servicer delays and loan modification programs have reduced the number of defaults going to claim. In addition, we are reviewing substantially all of the claims we receive for compliance with our insurance policies, which has slowed our internal claims payment process and has resulted in a significant increase in the number of denials in recent periods. While this increasing trend has the effect of reducing claims paid in current periods, we expect a significant portion of denials to be resubmitted and ultimately paid, and as such, our loss and claims paid estimates reflect this expectation. We currently expect total claims paid in 2012 to increase throughout the year, and to total approximately $1.1 billion for 2012.

•
New Insurance Written.  We wrote $6.5 billion of new mortgage insurance in the first quarter of 2012, compared to $2.6 billion of insurance written in the corresponding period of 2011. The increase in the three months ended March 31, 2012, compared to the corresponding period of 2011, is mainly attributable to an increase in the penetration rate of private mortgage insurance in the overall insured mortgage market, as well as an increase in our share of the private mortgage market. While the private mortgage insurance industry has made progress in recapturing business from the Federal Housing Administration ("FHA"), the FHA's market share remains historically high. We have been more aggressively marketing our product offerings that favorably compete with the FHA in order to gain market share back from the FHA. In the second quarter of 2011, we implemented a series of changes to our underwriting guidelines and rates, including a more efficient underwriting process for loans conforming to the GSEs guidelines, lower premium rates for mortgage insurance paid directly by borrowers and an expansion of our “jumbo” loan program, all of which has had a positive impact on our 2012 new insurance written.

Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, the credit profile of our mortgage insurance portfolio has improved. Since 2009, almost all of our new business production has been prime business. In addition, Fair Isaac and Company ("FICO") scores for the borrowers of these insured mortgages have generally increased, while the loan-to-value ("LTV") on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.

•
Statutory Capital. Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of risk in force, or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently have a statutory or regulatory risk-based capital requirement (a "Statutory RBC Requirement"), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer's risk-to-capital ratio may not exceed 25 to 1. Radian Guaranty's risk-to-capital ratio improved to 20.6 to 1 as of March 31, 2012, compared to 21.5 to 1 at December 31, 2011, primarily as a result of an increase in its statutory surplus resulting from the release of contingency reserves at Radian Asset Assurance due to the Assured Transaction. We currently project, based on various assumptions that are subject to inherent uncertainty and require significant judgment by management, that Radian Guaranty's risk-to-capital ratio will increase and, absent any further capital support, exceed 25 to 1 in the second half of 2012. We actively manage Radian Guaranty's risk-to-capital position in various ways, including: (1) through reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group Inc. ("Radian Group") to our mortgage insurance subsidiaries; and (4) by monetizing gains in our investment portfolio through open market sales of securities. Radian Group had unrestricted cash and liquid investments of $363.7 million at March 31, 2012 that may be used to further support Radian Guaranty's risk-to-capital position. Depending on the extent of our future statutory incurred losses in our regulated mortgage insurance subsidiaries and in Radian Asset Assurance, as well as the level of new insurance written ("NIW") and other factors, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group. Radian Asset Assurance establishes statutory incurred losses only upon the event of default of the underlying credit obligations.

On April 1, 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider. Through this quota share reinsurance agreement, Radian Guaranty will cede 20% of its new insurance written beginning with the business written in the fourth quarter of 2011. As of April 1, 2012, the amount ceded pursuant to this transaction was $532 million of Radian Guaranty's risk in force. The amount of risk that may ultimately be ceded is expected to be between $1.25 billion and $1.6 billion. At a 25 to 1 risk-to-capital ratio, the equivalent capital benefit associated with ceding this amount of risk will be between $50 million and $62.5 million. Radian Guaranty has the ability, at its option, to commute on December 31, 2014, two-thirds of the reinsurance ceded as part of this transaction.

Financial Guaranty

•
Net Par Outstanding.  Our financial guaranty segment's net par outstanding was $44.6 billion as of March 31, 2012, compared to $69.2 billion at December 31, 2011. This reduction in net par outstanding was primarily due to the Assured Transaction and the First Quarter 2012 CDO Terminations, as well as the amortization or scheduled maturity of our insured portfolio and prepayments of public finance transactions. We expect our net par outstanding will continue to decrease as our financial guaranty portfolio matures and as we seek to proactively reduce our financial guaranty net par outstanding.

•
Credit Performance.  The percentage of internally rated AAA credits in our insured portfolio increased to 48.6% of our net par outstanding at March 31, 2012, from 44.9% at December 31, 2011. In addition, the percentage of internally rated BBB credits increased from 22.0% to 27.6% of our net par outstanding over the past quarter. The BIG exposure increased to 9.5% of our total portfolio as of March 31, 2012, from 5.9% as of December 31, 2011. These changes in the rating mix of financial guaranty's insured portfolio were primarily due to the Assured Transaction and the removal of primarily AAA rated par due to the First Quarter 2012 CDO Terminations. After giving effect to the Commutation Transactions, which were all rated BIG, the percentage of our insured portfolio rated BIG exposure has declined from 9.5% to 7.2%.

•
Public Finance. Our public finance insured portfolio continues to experience some stress from the general economic downturn and slow economic recovery. As of March 31, 2012, approximately 9.9% of our total financial guaranty segment's public finance net par outstanding consisted of credits rated BIG, compared to 4.5% as of December 31, 2011. The percentage of AA or A rated public finance credits declined from 47.5% to 20.8% between December 31, 2011 and March 31, 2012. These rating shifts in our portfolio mix were primarily caused by the Assured Transaction, which reduced the public finance portfolio by $15.0 billion and removed 45% of public finance net par outstanding from our insured portfolio. The percentage of our total net par outstanding to public finance obligations decreased from 47.6% to 39.0% of our total net par outstanding between December 31, 2011 and March 31, 2012.

As of March 31, 2012, we had an aggregate of $4.1 billion net par exposure to healthcare and long-term care credits. Hospitals have begun to experience a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities generally have been experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our loss reserves related to our healthcare and long-term care credits.
Although the states and municipalities included within our government-related insured credits generally have been able to withstand stresses to date, the lagging impact on municipal governments from the most recent economic downturn is becoming more evident. We expect the negative trend in this sector to continue through 2012 due to the slow economic recovery, the end of federal stimulus revenues and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate as discussed below). This negative trend is expected to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. As a result, we may continue to experience further credit deterioration and municipal defaults in our government-related insured credits.
We have seen some credit deterioration in our insured portfolio of other-tax-supported bond transactions, in particular those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. We may experience further credit deterioration in these transactions, which would increase the likelihood of ultimately being required to make claim payments with respect to these bonds, especially those from special districts. Our net par exposure to this portfolio was approximately $2.4 billion as of March 31, 2012, a reduction from $4.1 billion as of December 31, 2011, primarily due to the Assured Transaction.

Our total international sovereign net par exposure declined 64% from $495.4 million at December 31, 2011, to $178.9 million at March 31, 2012, primarily due to the Assured Transaction. Our sovereign net par exposure to Portugal, Ireland, Italy, Greece and Spain (collectively, the "Stressed Eurozone Countries") whose sovereign obligations have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades was $100.0 million as of March 31, 2012, of which $30.5 million is related to Greece and $46.5 million is related to Spain. Recent events related to Greece resulted in a significant increase in our claim liability on this credit from $4.4 million at December 31, 2011, to $23.8 million at March 31, 2012. As of March 31, 2012, all of our sovereign net par outstanding to Greece is internally rated BIG, but none of our sovereign net par exposure to Spain is internally rated BIG. Due to continuing credit deterioration of the Kingdom of Spain and its 17 regions, in May 2012, we downgraded the internal rating of our sovereign net par exposure to Spain to BIG.

•
Structured Finance. The percentage of internally rated AAA credits in our structured finance portfolio declined to 74.6% at March 31, 2012, from 79.5% at December 31, 2011, mainly due to the First Quarter 2012 CDO Terminations. In addition, the percentage of BIG exposure increased to 9.3% of our total structured finance portfolio as of March 31, 2012, compared to 7.1% as of December 31, 2011 as a result of these terminations. The First Quarter 2012 CDO Terminations also reduced the net par outstanding of the corporate CDOs scheduled to mature in 2012, 2013 and 2014 by 63%, 29% and 31%, respectively.

The Commutation Transactions, which removed $1.1 billion of BIG-rated structured finance credits from our portfolio, improved the rating mix of our structured finance portfolio by reducing the percentage of our BIG structured finance net par outstanding from 9.3% as of December 31, 2011 to 5.3% as of March 31, 2012.
We have seen stabilization and improved performance across many of the transactions in our directly insured TruPs CDO portfolio. Banks within these insured transactions continue to show improved performance, while insurance companies in these transactions remain generally stable. As of March 31, 2012, our weighted average internal rating for our directly insured TruPs bonds remained unchanged from the December 31, 2011 rating of BB. The Commutation Transactions improved the weighted average internal rating for our remaining insured TruPs bonds to BBB-. See "Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information" below for additional information regarding changes in the credit performance of our insured TruPs CDO portfolio.
Our insured CDOs of commercial mortgage-backed securities ("CMBS") transactions experienced mixed performance during the first three months of 2012. While the average total delinquencies in the collateral supporting two of our CDOs of CMBS declined during the quarter ended March 31, 2012, the aggregate average total delinquencies in the collateral supporting all of our CDOs of CMBS were higher as of March 31, 2012, compared to December 31, 2011. Moreover, loss severities have risen within many of the CMBS backing these CDOs. We also have seen interest shortfalls across a small number of the CMBS tranches that back our CDOs as a result of reductions in the appraised value of properties that allowed servicers to stop making advances for interest. Although none of these interest shortfalls was large enough to reach the tranche we insure in any of these transactions, the risk of losses has risen. Due to deterioration in the performance of one of our CMBS transactions, it has been downgraded from BBB at December 31, 2011, to BBB- at March 31, 2012. Our internal ratings for our other three CMBS transactions remained unchanged (two are internally rated AAA and one AA) as of March 31, 2012.

Results of Operations
Our results for the quarter ended March 31, 2012, were negatively impacted by the change in fair value of derivative and other financial instruments, which occurred primarily due to the tightening of Radian Group's CDS spreads during the quarter. This tightening, in turn, resulted in a corresponding increase in the fair value liability of our insured obligations, primarily non-corporate CDOs and TruPs CDOs. Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our ultimate net credit loss payments with respect to these obligations.

Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) that we expect to pay in claims with respect to our insured credit derivatives and net variable interest entities ("VIE") liabilities. The estimated fair value of these obligations is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance, as well as the expected impact of our loss mitigation activities, including commutations. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. However, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of additional gains or losses.
The following table summarizes the fair value amounts reflected on our condensed consolidated balance sheet at March 31, 2012, prior to the Commutation Transactions, related to these instruments, and the present value of our estimated credit loss payments on these instruments. Because the present value of our estimated credit loss payments currently is less than the net fair value liability, we expect the fair value liability to ultimately decrease.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Trading securities	$—	$91.3	$91.3
Derivative assets	1.7	14.4	16.1
Other assets	—	102.8	102.8
Total assets	1.7	208.5	210.2
Derivative liabilities	—	202.1	202.1
VIE debt-at fair value	8.6	246.6	255.2
Accounts payable and accrued expenses	—	0.5	0.5
Total liabilities	8.6	449.2	457.8
Total fair value net liabilities	$6.9	$240.7	$247.6
Present value of estimated credit loss payments (1)	$15.4	$138.0	$153.4
__________________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses, calculated using a discount rate of approximately 2.4%, which represents our current investment yield. Substantially all of our current present value of estimated credit loss payments on our Financial Guaranty Derivatives and VIEs represents the negotiated net claim payment on the Commutation Transactions paid in April 2012.

Results of Operations—Consolidated
Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,		% Change
($ in millions)	2012	2011	2012 vs. 2011
Net (loss) income	$(169.2)	$103.0	n/m
Net premiums written—insurance	77.7	182.7	(57.5)%
Net premiums earned—insurance	167.4	203.0	(17.5)
Net investment income	34.7	42.2	(17.8)
Net gains on investments	67.5	37.4	80.5
Net impairment losses recognized in earnings	—	—	—
Change in fair value of derivative instruments	(72.8)	243.9	n/m
Net (losses) gains on other financial instruments	(17.9)	75.3	n/m
Other income	1.4	1.4	—
Provision for losses	266.2	427.4	(37.7)
Change in reserve for premium deficiency	—	(1.4)	(100.0)
Policy acquisition costs	28.0	14.1	98.6
Other operating expenses	50.2	46.2	8.7
Interest expense	14.1	17.0	(17.1)
Equity in net income of affiliates	—	0.1	(100.0)
Income tax benefit	(8.9)	(3.0)	196.7
__________________________
n/m – not meaningful
Net (Loss) Income.  Our results for the three months ended March 31, 2012, reflected unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments, compared to significant gains on these items for the three months ended March 31, 2011. Our results for the three months ended March 31, 2012, were positively impacted by a significant decrease in the provision for losses compared to the same period of 2011.
Net Premiums Written and Earned.  Net premiums written and earned for the three months ended March 31, 2012, decreased compared to the same period of 2011, primarily due to the impact of the Assured Transaction in our financial guaranty segment. See "Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011—Net Premiums Written and Earned" and "Results of Operations—Financial Guaranty—Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011—Net Premiums Written and Earned" below for further information.
Net Investment Income.  The decrease in net investment income during the three months ended March 31, 2012, as compared to the same period of 2011, was primarily due to a decline in our total investment balance due to negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our allocation to short-term and short duration investments remains high in anticipation of near-term claim payments in our mortgage insurance segment, and this allocation, combined with certain sales and subsequent reinvestment of longer duration securities in a low interest rate environment, has resulted in a lower yield profile for the portfolio.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Net unrealized gains related to change in fair value of trading securities	$30.1	$25.7
Net realized gains on sales	37.4	11.7
Net gains on investments	$67.5	$37.4

Change in Fair Value of Derivative Instruments.  The components of the (losses) gains included in change in fair value of derivative instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Net premiums earned—derivatives	$8.6	$10.9
Financial Guaranty credit derivatives	(80.2)	234.6
Financial Guaranty VIE derivatives	(1.2)	(0.9)
NIMS	—	(1.9)
Other	—	1.2
Change in fair value of derivative instruments	$(72.8)	$243.9
The unrealized losses experienced during the first quarter of 2012 were primarily due to the significant tightening of Radian Group's five-year CDS spread, compared to a widening of the spread during the first quarter of 2011, which resulted in large unrealized gains. See "Results of Operations—Financial Guaranty—Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011—Change in Fair Value of Derivative Instruments" below for further information.
The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets. Radian Group's five-year CDS spread is presented as an illustration of the market's view of our non-performance risk; the CDS spread used in the valuation of specific liabilities is typically based on the remaining term of the instrument. Although the CDS spreads reflect the market view on our non-performance risk, this magnitude of tightening should not be interpreted as a proportional decrease in our non-performance risk. The non-performance risk is commonly measured by default probability, which lowers as the spread tightens. Radian Group's five-year CDS spread at March 31, 2012, implies a market view that there is a 64.1% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011.

(In basis points)	March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010
Radian Group's five-year CDS spread	1,521	2,732	642	465

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk March 31, 2012	Impact of Radian Non-Performance Risk March 31, 2012	Fair Value (Asset) Liability Recorded March 31, 2012
Product
Corporate CDOs	$199.1	$201.0	$(1.9)
Non-Corporate CDO-related	1,555.4	1,324.7	230.7
NIMS-related	13.9	7.0	6.9
Total	$1,768.4	$1,532.7	$235.7

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related	1,520.2	1,405.3	114.9
NIMS-related	17.4	9.6	7.8
Total	$2,000.7	$1,872.9	$127.8

Net (Losses) Gains on Other Financial Instruments.  The components of the net (losses) gains on other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Net (losses) gains related to NIMS VIE debt	$(2.6)	$2.4
(Losses) gains related to change in fair value of Financial Guaranty VIE debt	(33.5)	70.5
Gains related to other Financial Guaranty VIE assets	3.4	3.9
Gain on the repurchase of long-term debt	15.2	—
Other	(0.4)	(1.5)
Net (losses) gains on other financial instruments	$(17.9)	$75.3
The results for the three months ended March 31, 2012 and 2011, were mainly impacted by losses on financial guaranty VIE debt that resulted from the movement of Radian Group's five-year CDS spread. Additionally, in the first quarter of 2012, we repurchased $146.5 million aggregate principal amount of our 5.625% Senior Notes Due 2013 (the "2013 Notes"), which resulted in a gain. See "Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011—Net (Losses) Gains on Other Financial Instruments," and "Results of Operations—Financial Guaranty—Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011—Net (Losses) Gains on Other Financial Instruments" below for further information.
Provision for Losses.  The provision for losses for the three months ended March 31, 2012, decreased from the comparable period of 2011, due to the significant decrease in our mortgage insurance provision for losses. Our mortgage insurance provision for losses improved primarily due to a decline in new default notices and less negative development with regard to the composition of our default inventory. The provision for losses for the first quarter of 2011 reflected an increase in our incurred but not reported ("IBNR") reserve estimate related to an increase in our estimate of future reinstatements of previously rescinded policies and denied claims. The increase in the provision for losses in our financial guaranty business during the first quarter of 2012 was primarily due to increased loss developments in our public finance reinsurance business associated with our exposure to Greece. See "Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011—Provision for Losses" and "Results of Operations—Financial Guaranty—Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011—Provision for Losses" below for further information.
Policy Acquisition Costs.  Policy acquisition costs for the three months ended March 31, 2012, increased from the comparable period of 2011, due to the write-off of deferred acquisition costs in our financial guaranty segment as a result of the Assured Transaction. See "Results of Operations—Financial Guaranty—Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011—Policy Acquisition Costs" below for further information.
Other Operating Expenses.  The increase in other operating expenses for the three months ended March 31, 2012, compared to the same period of 2011, reflects: (i) a $4.9 million reduction in the amount of acquisition costs that were deferred as a result of an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance costs; (ii) a $2.5 million increase in corporate legal fees; and (iii) a $1.9 million increase in director fees that are correlated to changes in our stock price. These increases were partially offset by (i) a $2.3 million reduction in the provision for contract underwriting; (ii) a $1.8 million decrease in salaries and employee costs; and (iii) a $1.0 million decrease in other expenses.
Interest Expense.  These amounts reflect interest on our long-term debt. The decrease in 2012 compared to 2011, is due to the maturity in June 2011, of our 7.75% Debentures. In the first quarter of 2012, we also repurchased $146.5 million aggregate principal amount on our 2013 Notes.
Income Tax Benefit.  The income tax benefit for the three months ended March 31, 2012, was impacted by a change in the valuation allowance against our deferred tax asset ("DTA") due to results from continuing operations. The income tax benefit for the three months ended March 31, 2011, was impacted by state and foreign taxes, the tax effect relating to uncertain tax positions, and a change in the valuation allowance against our DTA due to results of continuing operations.

Results of Operations—Mortgage Insurance
Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011
The following table summarizes our mortgage insurance segment's results of operations for the periods indicated:

	Three Months Ended March 31,		% Change
($ in millions)	2012	2011	2012 vs. 2011
Net loss	$(45.2)	$(236.0)	(80.8)%
Net premiums written—insurance	196.9	180.8	8.9
Net premiums earned—insurance	173.5	186.1	(6.8)
Net investment income	18.0	26.8	(32.8)
Net gains on investments	32.2	17.7	81.9
Net impairment losses recognized in earnings	—	—	—
Change in fair value of derivative instruments	—	(0.4)	(100.0)
Net (losses) gains on other financial instruments	(0.7)	2.5	n/m
Other income	1.3	1.4	(7.1)
Provision for losses	234.7	414.0	(43.3)
Change in reserve for premium deficiency	—	(1.4)	(100.0)
Policy acquisition costs	8.6	10.2	(15.7)
Other operating expenses	36.3	34.1	6.5
Interest expense	1.7	9.8	(82.7)
Income tax (benefit) provision	(11.8)	3.5	n/m
 __________________________
n/m – not meaningful
Net Loss.  The results for the three months ended March 31, 2012, compared to the same period of 2011, primarily reflects a significant decrease in the provision for losses.
Net Premiums Written and Earned.  Net premiums written increased for the three months ended March 31, 2012, compared to the same period of 2011, due to an increase in direct premiums written and a decrease in ceded premiums written. Net premiums earned decreased in the three months ended March 31, 2012, compared to the same period of 2011, primarily due to decreases in our insurance in force and an increase in our estimate of the premiums to be refunded in connection with rescissions.
The following table provides additional information related to premiums written and earned for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2012	2011
Premiums written
Primary and Pool Insurance	$196,321	$180,257
Second-lien	511	620
International	21	(31)
Total premiums written—insurance	$196,853	$180,846
Premiums earned
Primary and Pool Insurance	$172,481	$183,469
Second-lien	511	620
International	459	2,045
Total premiums earned—insurance	$173,451	$186,134

Net Investment Income.  Our mortgage insurance net investment income decreased for the three months ended March 31, 2012, compared to the same period of 2011, primarily due to a decline in our total investment balance due to negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our allocation to short-term and short duration investments remains high in anticipation of near-term claim payments in our mortgage insurance segment, and this allocation, combined with certain sales and subsequent reinvestment of longer duration securities in a low interest rate environment, has resulted in a lower yield profile for the portfolio. Both periods include an allocation to the mortgage insurance segment of net investment income from Radian Group based on allocated capital, which was lower in 2012, compared to the corresponding period in 2011.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Net unrealized gains related to change in fair value of trading securities	$17.3	$12.4
Net realized gains on sales	14.9	5.3
Net gains on investments	$32.2	$17.7

Net (Losses) Gains on Other Financial Instruments.  The components of the net (losses) gains on other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Net (losses) gains related to NIMS VIE debt	$(2.6)	$2.4
Gain on the repurchase of long-term debt	1.9	—
Losses related to committed preferred custodial trust securities ("CPS") VIE and other	—	0.1
Net (losses) gains on other financial instruments	$(0.7)	$2.5
The results for the three months ended March 31, 2012 and 2011, were impacted by the movement of Radian Group's CDS spread on the NIMS bonds still held by us. The spread tightened by 1,211 basis points during the first quarter of 2012, compared to spread widening of 177 basis points during the first quarter of 2011. The results for the three months ended March 31, 2012, also include an allocation to the mortgage insurance segment of the gain on the repurchase of our 2013 Notes.
Provision for Losses.  Our mortgage insurance provision for losses decreased for the three months ended March 31, 2012, compared to the same period of 2011. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2012	2011
New defaults	$144.3	$181.0
Existing defaults (1)	57.0	226.9
Second-lien, Loss adjustment expense ("LAE") and Other (2)	33.4	6.1
Provision for losses	$234.7	$414.0
_____________________

(1)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated, (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but were either a cure, a prepayment, a paid claim or a rescission or denial during the period indicated, and (c) the impact to our IBNR reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims.

(2)
Includes the effect of reinsurance recoveries from captive and Smart Home transactions (including a $27 million write-down of Smart Home recoverables for the quarter ended March 31, 2012), second-lien activity, LAE and other miscellaneous loss-related activity.

Our mortgage insurance provision for losses for the three months ended March 31, 2012, decreased by $179.3 million as compared to the corresponding period of 2011. This decrease was driven primarily by a decline in new default notices and less negative development related to aging of the delinquent loan inventory (including changes associated with the aging of delinquent loans and loans moving into pending claim status, as well as a decrease in IBNR incurred losses), which more than offset the decrease in cures as compared to the corresponding period of 2011. Partially offsetting these positive developments was an increase in other losses, related primarily to a decrease in our estimated reinsurance recoverable from our Smart Home transactions. This decrease was as a result of recent trends of lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur by the scheduled termination dates of our two remaining Smart Home transactions, which have final maturity dates of November 2012 and June 2013, respectively. Our aggregate weighted average estimated default to claim rate (net of estimated insurance rescissions and claim denials) was approximately 46% at March 31, 2012, compared to 43% at both December 31, 2011 and March 31, 2011.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Recent trends in insurance rescission and claim denial activity reflect a relative shift toward more claim denials, which result primarily from the failure of our lender customers to provide the documentation required to perfect a claim. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed for a significant portion of previously denied claims. As a result of these trends and recent increases in claim denial activity, we expect that a larger portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have considered this expectation in developing our IBNR reserve estimate. This estimate, which primarily consists of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $207.8 million and $170.6 million at March 31, 2012 and December 31, 2011, respectively.
The following table illustrates the impact to our loss reserve estimates due to estimated insurance rescissions and claim denials as of the dates indicated:

(In millions)	March 31, 2012	December 31, 2011	March 31, 2011
Decrease to our loss reserve due to estimated rescissions and denials	$582	$631	$783
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied for the periods indicated:

	Three Months Ended March 31,
(In millions)	2012	2011
Rescissions—first loss position	$36.6	$93.8
Denials—first loss position	176.4	24.6
Total first loss position (1)	213.0	118.4
Rescissions—second loss position	(3.3)	31.0
Denials—second loss position	36.0	2.7
Total second loss position (2)	32.7	33.7
Total first-lien claims submitted for payment that were rescinded or denied (3)	$245.7	$152.1
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These rescissions or denials may or may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies.

(3)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.

The following table shows the projected net cumulative denial and rescission rates, net of both actual and expected reinstatements, as of March 31, 2012, on our total first-lien portfolio for each quarter in which the claims were received:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rates for Each Quarter (1)	Percentage of Claims Resolved (2)
Q3 2009	22.4%	100%
Q4 2009	20.1%	100%
Q1 2010	18.1%	100%
Q2 2010	17.1%	99%
Q3 2010	15.3%	99%
Q4 2010	16.8%	99%
Q1 2011	19.3%	96%
Q2 2011	20.5%	90%
Q3 2011	18.0%	72%
__________________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of March 31, 2012. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. These rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned, respectively. For the fourth quarter of 2011 and first quarter of 2012, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful and therefore they are not presented.

Other Operating Expenses.  The increase in other operating expenses for the three months ended March 31, 2012, reflects a $4.9 million reduction in the amount of acquisition costs that were deferred as a result of an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance costs. This was partially offset by a decrease in employee compensation and related employee costs of $1.1 million and $0.9, respectively, compared to the same period in 2011. Contract underwriting expenses for the three months ended March 31, 2012, were $2.0 million compared to $3.7 million for the corresponding period of 2011, primarily due to a decrease in estimated remedy expenses for loans previously written via contract underwriting. During the first quarter of 2012, loans underwritten via contract underwriting accounted for 5.8% of applications, 5.4% of commitments for insurance and 5.7% of insurance certificates issued, compared to 12.4%, 10.9% and 12.3%, respectively, for the first quarter of 2011.
Interest Expense.  The results for the first quarter of 2012 were impacted by a reduction in the allocation of interest expense to our mortgage insurance segment, which is based on relative equity for the mortgage insurance segment calculated in accordance with GAAP.
Income Tax (Benefit) Provision.  The income tax benefit for the three months ended March 31, 2012 was impacted by a change in the valuation allowance against our DTA due to results from continuing operations. The income tax provision for the comparable period of 2011 was impacted by state and foreign taxes, the tax effect relating to uncertain income tax positions, and a change in the valuation allowance against our DTA due to results of continuing operations.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended March 31,
($ in millions)	2012		2011
Primary NIW
Prime	$6,460	99.9%	$2,583	99.9%
Alternative-A ("Alt-A")	—	—	1	—
A minus and below	5	0.1	2	0.1
Total Primary	$6,465	100.0%	$2,586	100.0%

	Three Months Ended March 31,
($ in millions)	2012		2011
Total primary NIW by FICO (1) Score
>=740	$4,920	76.1%	$2,081	80.5%
680-739	1,400	21.7	502	19.4
620-679	145	2.2	3	0.1
Total Primary	$6,465	100.0%	$2,586	100.0%
____________________

(1)	FICO credit scoring model.

	Three Months Ended March 31,
	2012	2011
Percentage of primary NIW
Refinances	47%	51%
LTV (2)
95.01% and above	1.8%	1.2%
90.01% to 95.00%	38.7%	30.9%
Adjustable Rate Mortgages ("ARMs")
Less than five years	<1%	<1%
Five years and longer	2.6%	4.9%
____________________

(2)	LTV ratios: The ratio of the original loan amount to the original value of the property.

($ in millions)	March 31, 2012		December 31, 2011		March 31, 2011
Primary insurance in force
Flow	$115,127	90.3%	$113,438	89.9%	$113,853	89.0%
Structured	12,399	9.7	12,747	10.1	14,100	11.0
Total Primary	$127,526	100.0%	$126,185	100.0%	$127,953	100.0%

Prime	$108,507	85.1%	$106,407	84.3%	$105,645	82.6%
Alt-A	11,828	9.3	12,344	9.8	14,023	10.9
A minus and below	7,191	5.6	7,434	5.9	8,285	6.5
Total Primary	$127,526	100.0%	$126,185	100.0%	$127,953	100.0%
Modified pool insurance in force (1)
Prime	$883	31.3%	$920	31.2%	$1,065	31.5%
Alt-A	1,804	63.8	1,890	64.0	2,163	63.9
A minus and below	139	4.9	143	4.8	157	4.6
Total modified pool	$2,826	100.0%	$2,953	100.0%	$3,385	100.0%
Primary risk in force
Flow
Prime	$24,962	88.1%	$24,401	87.3%	$23,963	85.6%
Alt-A	2,104	7.4	2,200	7.9	2,510	9.0
A minus and below	1,282	4.5	1,336	4.8	1,508	5.4
Total Flow	$28,348	100.0%	$27,937	100.0%	$27,981	100.0%
Structured
Prime	$1,570	58.3%	$1,610	58.4%	$1,753	58.3%
Alt-A	608	22.6	625	22.7	692	23.0
A minus and below	513	19.1	520	18.9	563	18.7
Total Structured	$2,691	100.0%	$2,755	100.0%	$3,008	100.0%
Total
Prime	$26,532	85.5%	$26,011	84.8%	$25,716	83.0%
Alt-A	2,712	8.7	2,825	9.2	3,202	10.3
A minus and below	1,795	5.8	1,856	6.0	2,071	6.7
Total Primary	$31,039	100.0%	$30,692	100.0%	$30,989	100.0%

($ in millions)	March 31, 2012		December 31, 2011		March 31, 2011
Modified pool risk in force (1)
Prime	$80	30.2%	$80	29.6%	$87	29.2%
Alt-A	168	63.4	172	63.7	192	64.4
A minus and below	17	6.4	18	6.7	19	6.4
Total modified pool	$265	100.0%	$270	100.0%	$298	100.0%
________________________

(1)	Included in primary insurance amounts.

($ in millions)	March 31, 2012		December 31, 2011		March 31, 2011
Total primary risk in force by FICO Score
Flow
>=740	$12,889	45.5%	$12,242	43.8%	$11,128	39.8%
680-739	9,184	32.4	9,205	33.0	9,611	34.3
620-679	5,328	18.8	5,503	19.7	6,131	21.9
<=619	947	3.3	987	3.5	1,111	4.0
Total Flow	$28,348	100.0%	$27,937	100.0%	$27,981	100.0%
Structured
>=740	$712	26.5%	$732	26.6%	$803	26.7%
680-739	781	29.0	802	29.1	874	29.1
620-679	721	26.8	738	26.8	807	26.8
<=619	477	17.7	483	17.5	524	17.4
Total Structured	$2,691	100.0%	$2,755	100.0%	$3,008	100.0%
Total
>=740	$13,601	43.8%	$12,974	42.3%	$11,931	38.5%
680-739	9,965	32.1	10,007	32.6	10,485	33.8
620-679	6,049	19.5	6,241	20.3	6,938	22.4
<=619	1,424	4.6	1,470	4.8	1,635	5.3
Total Primary	$31,039	100.0%	$30,692	100.0%	$30,989	100.0%
Percentage of primary risk in force
Refinances	32%		32%		32%
ARMs
Less than five years	5%		5%		6%
Five years and longer	6%		7%		7%

($ in millions)	March 31, 2012		December 31, 2011		March 31, 2011
Total primary risk in force by LTV
85.00% and below	$2,819	9.1%	$2,772	9.0%	$2,819	9.1%
85.01% to 90.00%	11,983	38.6	11,861	38.6	11,942	38.6
90.01% to 95.00%	11,072	35.7	10,735	35.0	10,391	33.5
95.01% and above	5,165	16.6	5,324	17.4	5,837	18.8
Total Primary	$31,039	100.0%	$30,692	100.0%	$30,989	100.0%

($ in millions)	March 31, 2012		December 31, 2011		March 31, 2011
Pool risk in force
Prime	$1,505	76.8%	$1,601	77.4%	$1,753	75.3%
Alt-A	117	6.0	122	5.9	139	6.0
A minus and below	338	17.2	345	16.7	437	18.7
Total pool risk in force	$1,960	100.0%	$2,068	100.0%	$2,329	100.0%

(In millions)	March 31, 2012	December 31, 2011	March 31, 2011
Other risk in force
Second-lien
1st loss	$96	$102	$108
2nd loss	27	29	76
NIMS	15	19	69
1st loss-Hong Kong primary mortgage insurance	55	64	104
Total other risk in force	$193	$214	$357
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by policy origination year as of the dates indicated:

	March 31, 2012		December 31, 2011		March 31, 2011
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
2005 and prior	21.2%	31.8%	22.4%	32.1%	25.4%	30.3%
2006	9.8	18.5	10.3	18.6	11.5	19.1
2007	21.7	36.9	22.7	36.8	25.1	37.8
2008	16.2	11.9	17.0	11.6	18.4	12.3
2009	8.1	0.8	8.7	0.8	9.7	0.5
2010	6.9	0.1	7.3	0.1	8.0	—
2011	11.2	—	11.6	—	1.9	—
2012	4.9	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by location of property for the top ten states (measured as of March 31, 2012) as of the dates indicated:

	March 31, 2012		December 31, 2011		March 31, 2011
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
Top Ten States
California	12.1%	11.7%	11.8%	11.8%	11.5%	13.0%
Florida	7.5	18.1	7.7	18.0	8.2	18.6
Texas	6.1	3.0	6.1	3.2	6.3	3.3
Illinois	5.4	6.4	5.4	6.1	5.1	5.7
Georgia	4.5	4.2	4.6	4.2	4.7	4.3
Ohio	4.2	3.0	4.2	3.0	4.3	2.9
New York	4.0	5.3	4.0	5.3	4.1	4.9
New Jersey	3.9	5.4	3.9	5.2	3.7	4.7
Pennsylvania	3.2	2.6	3.2	2.5	3.1	2.3
Michigan	3.1	3.1	3.2	3.2	3.3	3.2
Total	54.0%	62.8%	54.1%	62.5%	54.3%	62.9%
The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary NIW, accounted for 6.7% of primary NIW for the first quarter of 2012, compared to 13.5% for the largest single customer for the first quarter of 2011.

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

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
Default Statistics—Primary Insurance:
Flow
Prime
Number of insured loans	575,769	569,190	576,388
Number of loans in default	60,785	65,238	66,615
Percentage of loans in default	10.56%	11.46%	11.56%
Alt-A
Number of insured loans	42,591	44,355	49,866
Number of loans in default	13,642	14,481	16,720
Percentage of loans in default	32.03%	32.65%	33.53%
A minus and below
Number of insured loans	39,461	40,884	45,522
Number of loans in default	12,241	13,560	14,713
Percentage of loans in default	31.02%	33.17%	32.32%
Total Flow
Number of insured loans	657,821	654,429	671,776
Number of loans in default	86,668	93,279	98,048
Percentage of loans in default	13.18%	14.25%	14.60%
Structured
Prime
Number of insured loans	40,367	41,248	44,700
Number of loans in default	5,856	6,308	6,519
Percentage of loans in default	14.51%	15.29%	14.58%
Alt-A
Number of insured loans	17,977	18,484	20,315
Number of loans in default	5,251	5,563	6,380
Percentage of loans in default	29.21%	30.10%	31.41%
A minus and below
Number of insured loans	15,171	15,477	16,589
Number of loans in default	5,252	5,711	5,949
Percentage of loans in default	34.62%	36.90%	35.86%
Total Structured
Number of insured loans	73,515	75,209	81,604
Number of loans in default	16,359	17,582	18,848
Percentage of loans in default	22.25%	23.38%	23.10%
Total Primary Insurance
Prime
Number of insured loans	616,136	610,438	621,088
Number of loans in default	66,641	71,546	73,134
Percentage of loans in default	10.82%	11.72%	11.78%
Alt-A
Number of insured loans	60,568	62,839	70,181
Number of loans in default	18,893	20,044	23,100
Percentage of loans in default	31.19%	31.90%	32.91%
A minus and below
Number of insured loans	54,632	56,361	62,111
Number of loans in default	17,493	19,271	20,662
Percentage of loans in default	32.02%	34.19%	33.27%
Total Primary
Number of insured loans	731,336	729,638	753,380
Number of loans in default	103,027	110,861	116,896
Percentage of loans in default	14.09%	15.19%	15.52%
Default Statistics—Pool insurance:
Number of loans in default	20,144	21,685	29,044

The following table shows the number of modified pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated. All modified pool statistics are also included within our primary insurance statistics.

	March 31, 2012	December 31, 2011	March 31, 2011
Default Statistics—Modified Pool Insurance:
Number of insured loans in force	16,930	17,468	19,424
Number of loans in default	3,287	3,461	3,963
Percentage of loans in default	19.42%	19.81%	20.40%
The following table shows a rollforward of our primary loans in default:

	Three Months Ended March 31,
	2012	2011
Beginning default inventory	110,861	125,470
Plus: New defaults (1)	18,659	23,348
Less: Cures (1)	19,397	23,824
Less: Claims paid (2)	3,822	6,780
Less: Rescissions (3)	676	1,295
Less: Denials (4)	2,598	23
Ending default inventory	103,027	116,896
___________________

(1)
Amounts reflected are compiled on a monthly basis consistent with reports received from loan servicers. The number of new defaults and cures presented includes the following number of monthly defaults that defaulted and cured within the periods indicated:

	Three Months Ended March 31,
	2012	2011
Intra-period new defaults	7,285	8,877

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.
The table below shows the details related to the number of rescinded policies for the periods indicated.

	Three Months Ended March 31,
	2012	2011
Rescinded policies:
Rescinded	(855)	(1,470)
Reinstated	179	175
Total net rescissions	(676)	(1,295)

(4)	Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment.
The table below shows the details related to the number of denied claims for the periods indicated. Recent insurance activity reflects a relative shift toward more claim denials, which result primarily from the failure of our lender customers to provide the documentation required to perfect a claim. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed for a significant portion of previously denied claims. As a result of these trends and recent increases in claim denial activity, we expect that a large portion of previously denied claims will be reinstated with the required documentation and ultimately paid, and have considered this expectation in developing our IBNR reserve estimate.

	Three Months Ended March 31,
	2012	2011
Denied claims:
Denied	(3,344)	(1,477)
Reinstated	746	1,454
Total net denials	(2,598)	(23)

The following table shows additional information about our primary loans in default as of the date indicated:

	March 31, 2012
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	16,178	15.7%	24%	22%	33.9%	$169,658	6.5%
Four to eleven payments	26,408	25.7	48	43	11.2	561,364	21.5
Twelve payments or more	42,684	41.4	57	46	3.5	1,104,522	42.3
Pending claims	17,757	17.2	100	83	0.2	774,562	29.7
Total	103,027	100.0%	57%	48%		2,610,106	100.0%
IBNR						184,912
LAE and Other						72,483
Total primary reserves						$2,867,501

	March 31, 2011
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	19,168	16.4%	23%	21%	32.9%	$190,666	6.8%
Four to eleven payments	34,865	29.8	48	41	12.2	711,818	25.3
Twelve payments or more	46,163	39.5	57	46	4.2	1,203,588	42.8
Pending claims	16,700	14.3	100	78	0.2	707,688	25.2
Total	116,896	100.0%	55%	45%		2,813,760	100.0%
IBNR						98,611
LAE and Other						71,925
Total primary reserves						$2,984,296
___________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions and denials for each category of defaulted loans.

(2)	Net of estimate of rescissions and denials.
The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves:

	March 31, 2012	December 31, 2011	March 31, 2011
First-lien reserve per default (1)
Primary reserve per default	$27,833	$26,007	$25,535
Primary reserve per default excluding IBNR	25,338	23,978	24,078
Pool reserve per default (2)	17,580	16,305	18,314
Total first-lien reserve per default	26,156	24,420	24,098
___________________

(1)	Calculated as total reserves divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at March 31, 2012, December 31, 2011, and March 31, 2011, would be $27,299, $25,402 and $29,745, respectively.

The following table shows our total net claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net claims paid (1):
Prime	$127,101	$208,195
Alt-A	36,651	75,130
A minus and below	26,080	44,585
Total primary claims paid	189,832	327,910
Pool	24,926	34,358
Second-lien and other	3,583	2,883
Subtotal	218,341	365,151
Impact of captive terminations	(148)	—
Total net claims paid	$218,193	$365,151
Average net claim paid (1) (2):
Prime	$48.6	$47.8
Alt-A	59.4	59.6
A minus and below	40.6	37.1
Total average net primary claim paid	49.0	48.1
Pool	67.7	69.0
Second-lien and other	26.9	30.7
Total average net claim paid	$49.9	$49.3
Average direct primary claim paid (2) (3)	$52.0	$54.3
Average total direct claim paid (2) (3)	$52.5	$55.0
__________________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

(3)	Before reinsurance recoveries.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans, claim activity has historically reached its highest level in the second through fourth years. Based on these trends, approximately 29.0% and 27.6% of our primary RIF at March 31, 2012 and December 31, 2011, respectively, had not yet reached its expected highest claim frequency years. All of our pool RIF at March 31, 2012, had reached its highest expected claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner and to a significantly greater extent than has been the case historically for our books of business.

The following tables show the states with the highest direct claims paid (measured as of March 31, 2012) and the corresponding percentages of total direct claims paid, and the number of primary mortgage insurance defaults and the corresponding percentage of total defaults, as of and for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2012		2011
States with highest direct claims paid (first-lien):
California	$32,637	15.0%	$62,493	17.1%
Florida	29,031	13.3	63,102	17.3
Arizona	20,733	9.5	33,482	9.2
Illinois	11,410	5.2	16,687	4.6
Georgia	11,317	5.2	20,499	5.6
States with highest number of defaults:
Florida	17,658	17.1%	19,618	16.8%
California	7,766	7.5	10,363	8.9
Illinois	6,643	6.4	6,826	5.8
Georgia	4,919	4.8	5,832	5.0
Ohio	4,861	4.7	5,336	4.6
Claims paid in California, Florida and Arizona continue to account for a disproportionate share of total claims paid reflecting the significant home price depreciation in those states and the higher percentage of Alt-A loans, which have had a higher claim frequency, as well as the relatively high proportion of RIF in those states.
Although the states of California, Illinois, Georgia and Ohio account for a large portion of our total defaults, their share of total defaults is generally proportional to the size of their insured portfolios. In the state of Florida, however, the number of defaults compared to total defaults is disproportionately larger relative to the size of Florida's insured portfolio. This disproportionate share of total defaults is the result of Florida having experienced a large decline in home prices, high levels of unemployment, and a higher level of exposure to riskier products. Given our exposure to these states, our loss experience has been significantly affected and will continue to be negatively affected if in these states, the pace of improvement fails to accelerate or conditions there should deteriorate again.
The following table shows information regarding our reserve for losses and reserve for premium deficiency as of the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Reserves for losses by category:
Prime	$1,776,426	$1,748,412	$1,684,039
Alt-A	603,998	612,423	704,751
A minus and below	369,006	370,806	403,248
Reinsurance recoverable (1)	118,071	151,569	192,258
Total primary reserves	2,867,501	2,883,210	2,984,296
Pool	354,133	353,583	531,903
Total first-lien reserves	3,221,634	3,236,793	3,516,199
Second-lien (2)	9,243	11,070	26,470
Other	61	37	128
Total reserve for losses	$3,230,938	$3,247,900	$3,542,797
Modified pool reserves (included in primary reserves above)	$59,360	$63,582	$79,571
Reserve for premium deficiency on second-liens	$3,624	$3,644	$9,353
________________________

(1)	Represents ceded losses on captive transactions and Smart Home.

(2)	Does not include second-lien premium deficiency reserve ("PDR").

	As of and for the Three Months Ended March 31,
	2012	2011
First-lien Captives
Premiums ceded to captives (in thousands)	$6,429	$7,587
% of total premiums	3.6%	3.9%
IIF (1) subject to captives	8.4%	10.2%
RIF (2) subject to captives	8.2%	10.1%
Persistency (12 months ended) (3)	84.5%	83.0%
_________________________

(1)	Insurance in force ("IIF") on captives as a percentage of total IIF.

(2)	RIF on captives as a percentage of total RIF.

(3)	Reflects the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

Results of Operations—Financial Guaranty
Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended March 31,		% Change
($ in millions)	2012	2011	2012 vs. 2011
Net (loss) income	$(124.0)	$339.0	n/m
Net premiums written—insurance	(119.2)	1.9	n/m
Net premiums earned—insurance	(6.1)	16.9	n/m
Net investment income	16.7	15.4	8.4%
Net gains on investments	35.3	19.7	79.2
Change in fair value of derivative instruments	(72.8)	244.3	n/m
Net (losses) gains on other financial instruments	(17.2)	72.8	n/m
Other income	0.1	—	n/m
Provision for losses	31.4	13.4	134.3
Policy acquisition costs	19.4	3.9	n/m
Other operating expenses	13.9	12.1	14.9
Interest expense	12.4	7.2	72.2
Income tax provision (benefit)	2.9	(6.5)	n/m
__________________________
n/m – not meaningful
Net Income (Loss).  Our financial guaranty segment results for the three months ended March 31, 2012, compared to the same period of 2011, reflect the impact of the Assured Transaction that occurred in January 2012, which reduced our pre-tax income for the first quarter of 2012, by $36.5 million. Also impacting the net loss for the first quarter of 2012, were unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments, primarily due to spread tightening, compared to net gains recorded in the same period of 2011 as a result of spread widening.
Net Premiums Written and Earned.  Net premiums written and earned for the three months ended March 31, 2012, reflect the impact of the Assured Transaction, which resulted in a decrease of $119.8 million and $22.2 million in premiums written and earned, respectively. Net premiums earned for the three months ended March 31, 2012 were positively impacted by a higher amount of refundings than in the comparable period of 2011.

The following table shows the breakdown of premiums earned by our financial guaranty segment's various products for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net premiums earned:
Public finance direct	$10,213	$7,836
Public finance reinsurance	4,770	7,804
Structured direct	382	441
Structured reinsurance	813	809
Trade credit reinsurance	—	(1)
Total premiums earned—insurance	16,178	16,889
Impact of commutations/reinsurance	(22,264)	—
Total net premiums earned—insurance	$(6,086)	$16,889
Refundings included in total net premiums earned	$8,224	$4,831
Net Investment Income.  Our financial guaranty net investment income increased for the three months ended March 31, 2012, compared to the same period of 2011, primarily due to the allocation to the financial guaranty segment of net investment income from Radian Group based on allocated capital, which was higher in 2012, compared to the corresponding period in 2011.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Net unrealized gains related to change in fair value of trading securities	$12.8	$13.3
Net realized gains on sales	22.5	6.4
Net gains on investments	$35.3	$19.7
Change in Fair Value of Derivative Instruments.  The components of the (losses) gains included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Net premiums earned—derivatives	$8.6	$10.9
Financial Guaranty credit derivatives	(80.2)	234.6
Financial Guaranty VIE derivatives	(1.2)	(0.9)
Put options on CPS	—	(0.3)
Change in fair value of derivative instruments	$(72.8)	$244.3
The results for the three months ended March 31, 2012 and 2011, were impacted by the movement of Radian Group's five-year CDS spread, which tightened by 1,211 basis points in the first quarter of 2012, compared to widening by 177 basis points in the comparable period of 2011.

Net (Losses) Gains on Other Financial Instruments.  The components of the net (losses) gains on other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
(Loss) gain related to change in fair value of Financial Guaranty VIE debt	$(33.5)	$70.5
Gain related to other Financial Guaranty VIE assets	3.4	3.9
Gain on the repurchase of long-term debt	13.3	—
Other	(0.4)	(1.6)
Net (losses) gains on other financial instruments	$(17.2)	$72.8
The results for the three months ended March 31, 2012 and 2011, were mainly impacted by changes in the fair value of financial guaranty VIE debt that resulted from the movement of Radian Group's CDS spread (discussed above). The results for the three months ended March 31, 2012 also include an allocation to the financial guaranty segment of the gain on the repurchase of our 2013 Notes.
Provision for Losses. The provision for losses increased for three months ended March 31, 2012, compared to the same period of 2011, due to an increase in our estimated claim liability related to our exposure to Greece in our public finance reinsurance business, and increased loss severity in our structured finance business. During the first quarter of 2011, we experienced general loss development in all of our financial guaranty lines of business.
Policy Acquisition Costs.  Policy acquisition costs for the three months ended March 31, 2012 increased from the comparable period of 2011 reflecting the $15.7 million impact of the Assured Transaction.
Other Operating Expenses.  The increase in other operating expenses for the three months ended March 31, 2012, compared to the same period of 2011, was the result of an increase in corporate legal fees.
Interest Expense.  The results for 2012 were impacted by an increase in the allocation of interest expense to our financial guaranty segment, which is based on its relative GAAP equity.
Income Tax Provision (Benefit).  The income tax provision for the three months ended March 31, 2012 was impacted by a change in the valuation allowance against our DTA due to results from continuing operations. The income tax benefit for the three months ended March 31, 2011 was impacted by state and foreign taxes and a change in the valuation allowance against our DTA due to results of continuing operations.

Financial Guaranty General Claims and Reserve for Losses
The following table shows financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2012	2011
Claims Paid:
Financial guaranty	$8,889	$290
Trade credit reinsurance	111	(24)
Total	$9,000	$266

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Reserve for Losses:
Financial guaranty	$83,048	$60,550	$80,578
Trade credit reinsurance	2,378	2,452	4,320
Total	$85,426	$63,002	$84,898

Financial Guaranty Exposure Information
The following tables show the distribution of the financial guaranty segment's net par outstanding, by type of exposure, as a percentage of financial guaranty's total net par outstanding and the related net claim (asset) liability and fair value net (asset) liability as of the dates indicated:

	March 31, 2012
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$6.7	15.0%	$29.9	$0.1
Healthcare and long-term care	4.1	9.2	14.5	0.8
Water/sewer/electric gas and investor-owned utilities	2.0	4.5	24.4	1.6
Airports/transportation	1.1	2.5	1.2	25.4
Education	1.9	4.3	(14.5)	—
Escrowed transactions (5)	0.7	1.6	—	—
Housing	0.1	0.2	0.3	—
Other municipal (6)	0.8	1.8	(8.2)	0.6
Total public finance (7)	17.4	39.1	47.6	28.5
Structured finance:
CDO	26.1	58.5	5.8	201.6
Asset-backed obligations	0.9	2.0	29.6	10.4
Other structured (8)	0.2	0.4	—	0.2
Total structured finance	27.2	60.9	35.4	212.2
Total	$44.6	100.0%	$83.0	$240.7

	December 31, 2011
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$15.8	22.8%	$6.1	$0.3
Healthcare and long-term care	5.4	7.8	17.4	0.7
Water/sewer/electric gas and investor-owned utilities	3.6	5.2	33.9	1.0
Airports/transportation	3.3	4.8	0.4	7.9
Education	2.2	3.2	(13.7)	—
Escrowed transactions (5)	1.4	2.0	—	—
Housing	0.3	0.4	0.4	—
Other municipal (6)	0.9	1.3	(8.0)	0.9
Total public finance (7)	32.9	47.5	36.5	10.8
Structured finance:
CDO	35.1	50.7	1.5	111.9
Asset-backed obligations	0.9	1.3	22.5	7.9
Other structured (8)	0.3	0.5	—	(1.1)
Total structured finance	36.3	52.5	24.0	118.7
Total	$69.2	100.0%	$60.5	$129.5
____________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

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

(4)	Includes $1.8 billion and $3.0 billion at March 31, 2012 and December 31, 2011, respectively, of tax supported revenue bonds.

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

(7)
Includes $2.9 billion and $3.2 billion at March 31, 2012 and December 31, 2011, respectively, of international public finance insured obligations (which includes sovereign debt), of which $117.9 million and $119.0 million at March 31, 2012 and December 31, 2011, respectively, of such obligations were in five Stressed Eurozone Countries. We had no exposure to Ireland at either March 31, 2012 or December 31, 2011.

(8)
Represents other types of structured finance obligations, including DPRs, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of certain financial guaranty transactions for which claim payments (including amounts previously paid) are expected to exceed $25 million. The following information should be read in conjunction with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2011:

•
We provided credit protection on a CDO of ABS transaction with $450.2 million net par outstanding at March 31, 2012, which was commuted pursuant to the Commutation Transactions in April 2012. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Summary—Financial Guaranty" above for detail regarding the Commutation Transactions.

•
We have reinsured several primary financial guaranty insurers' obligations with respect to $225.4 million in net par outstanding at March 31, 2012, related to Jefferson County, Alabama (the "County”) sewer warrants (the "Obligations"). The County's sewer system operations have generated sufficient revenues since the beginning of 2009 to pay interest on its outstanding debt, as well as regularly scheduled annual installments of principal in February of 2010, 2011 and 2012, primarily due to historically low prevailing interest rates on the County's variable rate obligations. We believe a number of factors continue to adversely affect the performance of our insured obligations, including the County's highly leveraged capital position, the sub-par performance of the sewer facilities, the possibility that the County will be unable to generate sufficient revenues to make regularly scheduled payments of principal and interest on the Obligations if interest rates increase, and the filing by the County on November 9, 2011, of a petition for bankruptcy (the “Bankruptcy Petition”) under Chapter 9 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the U.S. Bankruptcy Court in the Northern District of Alabama (the “Bankruptcy Court”).

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

In September 2011, the County voted to accept an agreement in principle that, if implemented, would have resulted in the refinancing of the County's sewer Obligations by July 2012, and the settlement of outstanding claims and litigation with respect to the Obligations. The County and the State court appointed receiver for the sewer system (the “Receiver”) had been in negotiations to reach a definitive agreement. Negotiations abruptly ended in November 2011, when the County filed the Bankruptcy Petition. The Receiver promptly filed a motion in the Bankruptcy Court to have his receivership order and its continuing effectiveness accepted by the Bankruptcy Court. Creditors also sought to have the Bankruptcy Petition dismissed as ineligible. On January 6, 2012, the Bankruptcy Court ruled (the “January 6th Order”) that the sewer system is under the exclusive jurisdiction of the Bankruptcy Court and that the Receiver was without power to exercise authority over the system. In practical terms, the County was restored to operational control of the system subject to the Bankruptcy Court's jurisdiction. We believe the removal of the Receiver will make the ultimate structuring of a plan for the County to emerge from bankruptcy more difficult. On March 5, 2012, the Bankruptcy Court ruled that the County was eligible to file the Bankruptcy Petition. The creditors to the County's sewer system are pursuing an appeal of the eligibility ruling. On April 20, 2012, the Alabama Supreme Court ruled in a separate case that counties in Alabama having warrants similar to the Obligations are authorized by Alabama law to file for bankruptcy under Chapter 9 of the Bankruptcy Code, which decision will likely weaken the arguments in support of the creditors' appeal. No assurance can be given that such appeal will be pursued to its conclusion or that any appeal will be successful.
The Bankruptcy Court has ruled that the system's net revenues are exempt from the automatic stay provisions of the Bankruptcy Code and may be paid to creditors, but may be paid only after the payment of operating expenses of the system. The relevant parties agreed, on a temporary basis until May 2012, upon a monthly distribution amount of the net revenues to be paid to creditors, which has avoided thus far a deficiency in the payment of interest on the Obligations. On April 11, 2012, the Bankruptcy Court commenced hearings on the appropriate method of computing the amount of net revenues available for payment of debt service on the Obligations. No decision has been rendered as to the appropriate method of computing or the amounts available to pay debt service.
While the full potential impact of the Bankruptcy is uncertain at this time, the trustee for the Obligations has the ability, with Bankruptcy Court approval, to accelerate the payment of these Obligations. This would likely result in more frequent direct claims of up to $9.6 million of our reinsurance net par exposure related to regularly scheduled payments of debt service under reserve fund surety policies issued by our primary insurers. To date, the trustee has not sought to accelerate these payments. Similarly, the withholding of net revenues by the County for payment of operating expenses as ultimately defined by the Bankruptcy Court, could result in further draws on those sureties for payments of regularly scheduled debt service and the reduction of current salvage amounts receivable by us against claims that we had paid in 2008.
We have paid an aggregate $20.5 million of claims, net of salvage, on this transaction in 2008 and 2009. In addition, as of March 31, 2012, we have a $26.4 million net claim liability for all of our exposure on this transaction.
As of March 31, 2012, we had a $1.9 billion net par outstanding insured portfolio of 15 directly insured senior bonds ("TruPs bonds") issued pursuant to 19 TruPs CDS contracts, which due to their credit performance, we have been monitoring closely. Pursuant to the Commutation Transactions, we commuted $699.0 million of net par that was outstanding as of March 31, 2012, with respect to six of these contracts. After giving effect to the Commutation Transactions, we continue to provide credit protection on 11 TruPs CDO bonds, through 13 separate CDS contracts, with an aggregate net par outstanding of $1.2 billion as of March 31, 2012. The weighted average internal rating for our insured TruPs bonds remaining after the Commutation Transactions was BBB- as of March 31, 2012.

The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our insured TruPs bonds remaining after the Commutation Transactions:

TruPs Bond	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding March 31, 2012	Subordination after defaults (%) March 31, 2012 (1)	Subordination after defaults and deferrals (%) (2)		Interest Coverage Ratio (3)

				(In millions)		March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
1	9/2016	(4)(5)	12/2036	$75.6	47.5%	30.2%	29.1%	290.6%	312.9%
2	10/2016	(4)(5)	7/2037	129.6	39.8	25.3	24.7	187.1	107.7
3	11/2016	(4)(5)	9/2037	74.2	46.0	34.9	34.5	207.4	251.4
	11/2016	(4)	9/2037	107.9	46.0	34.9	34.5	207.4	251.4
4	12/2016	(4)	3/2037	120.0	39.4	29.8	27.8	251.8	201.2
5	3/2017	(4)(5)	9/2036	102.6	51.2	44.9	44.4	306.1	335.5
	9/2036		9/2036	164.2	51.2	44.9	44.4	306.1	335.5
6	6/2036		6/2036	85.8	41.3	27.5	31.7	335.0	456.1
7	1/2033		1/2033	37.0	62.7	50.5	55.2	236.9	320.7
8	9/2033		9/2033	70.0	53.3	42.3	41.8	343.0	351.8
9	12/2033		12/2033	27.4	55.2	45.0	43.2	406.8	364.4
10	10/2034		10/2034	44.2	44.8	26.5	30.9	322.7	454.8
11	12/2036		12/2036	121.9	49.6	43.8	43.3	517.4	636.5
Total				$1,160.4
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

(4)
The transactions with a CDS Termination Date prior to the TruPs CDO Maturity Date provide for automatic annual one-year extensions (absent written notifications from our counterparty) until the TruPs CDO Maturity Date.

(5)
Pursuant to the terms of our CDS contracts covering these TruPs bonds, we could be required to pay our counterparties the outstanding par on our insured TruPs bond on the scheduled termination date of our CDS contract. For more information regarding this potential liquidity risk, see "Results of Operations—Liquidity and Capital Resources."

It should be noted that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make principal and interest payments on the underlying TruPs bonds. Therefore, the occurrence, timing and duration of any event of default and the amount of any ultimate principal or interest shortfall payments are uncertain and difficult to predict. We continue to explore loss mitigation alternatives with respect to the TruPs bonds, including the possibility of commuting our remaining risk. We can provide no assurance that we will be successful in such loss mitigation efforts.

Off-Balance Sheet Arrangements
All VIEs must be evaluated for consolidation in accordance with the accounting standard regarding consolidation of VIEs. VIEs are entities as defined by the accounting standard and include corporations, trusts or partnerships in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance the VIE's activities without additional subordinated financial support.
Our interests in VIEs may either be accounted for as insurance contracts or financial guaranty derivatives or in some cases, as consolidated VIEs, which is described more fully below. For insurance contracts with VIEs that we do not consolidate, we estimate reserves for losses and LAE, and for derivative interests in VIEs that we do not consolidate, we estimate changes in the fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. VIEs may also be used to create securities with a unique risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. We do not record the underlying assets or liabilities of the VIEs on our balance sheets unless we are the primary beneficiary of the VIE.
Smart Home
In 2004, we developed a program referred to as "Smart Home," for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. We exercised our option to terminate two of these transactions in March 2011, with RIF of approximately $41 million. Details of the two remaining transactions (aggregated) as of the initial closing of each transaction and as of March 31, 2012, are as follows:

	Initial		As of March 31, 2012
Pool of mortgages (par value)	$12.2	billion	$3.2	billion
Risk in force (par value)	$3.1	billion	$0.8	billion
Notes sold to investors/risk ceded (principal amount)	$534.0	million	$397.7	million
In addition to the transactions described in Note 1, in April 2012, we notified the trustee of our Smart Home transactions of our decision to exercise our option to terminate one of the remaining two transactions (which otherwise would have matured in November 2012), effective with the May 2012 payment date. The impact of this early termination is not expected to have a material impact on our financial or risk-to-capital position, statutory capital, results of operations or cash flows. The final remaining Smart Home transaction is scheduled to mature in June 2013.

Financial Guaranty VIEs
As a provider of credit enhancement, we have entered into insurance contracts with VIEs and derivative contracts with counterparties in which we have provided credit protection directly on variable interests by VIEs or, in some cases, obtained the contractual rights of our counterparties with respect to the VIEs. See Note 5 of Notes to Condensed Consolidated Financial Statements for more information.
Put Options on CPS
In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Prior to the first quarter of 2012, based on our additional involvement in these trusts, we concluded that we were the party that directed the activities that most significantly influenced the economic performance of these VIEs and had the right to receive benefits that would be significant to these VIEs. Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions all of the face amount of the CPS issued by the custodial trusts. During the first quarter of 2012, the trusts were converted to corporations that are now wholly-owned consolidated subsidiaries of Radian Group as March 31, 2012, thereby eliminating these VIEs. Radian Asset Assurance ceased payment of the put premiums thereby eliminating the put options. In addition, the assets of the trusts were liquidated and reinvested by the newly formed corporations and is included in Radian Group's unrestricted cash and investments at March 31, 2012. See Note 5 of Notes to Condensed Consolidated Financial Statements for more information.

Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:
As of December 31, 2011, $250.0 million of principal amount of our 2013 Notes was outstanding, with a maturity date of February 15, 2013.  On February 23, 2012, Radian Group commenced a "Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of its outstanding 2013 Notes. The Tender Offer expired on March 21, 2012, at which time we purchased $146.5 million in aggregate principal amount for a price of $900 per $1,000 principal amount of the 2013 Notes. The principal amount of 2013 Notes purchased represented 59% of the principal amount of the 2013 Notes outstanding. The transaction resulted in a realized gain of $15.2 million, representing the excess of carrying value over the purchase price. We have $103.5 million in principal amount remaining on the 2013 Notes. We may from time to time, seek to redeem or repurchase, prior to maturity, some or all of the remaining 2013 Notes in the open market, through private transactions, pursuant to one or more tender offers or through a combination of the foregoing, as circumstances may allow.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At March 31, 2012, Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $363.7 million, compared to $482.8 million at December 31, 2011. This amount decreased from December 31, 2011, primarily due to the tender offer for a portion of our 2013 Notes. Radian Group's principal liquidity demands for the next 12 months include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of $103.5 million of principal remaining of our 2013 Notes; (iv) capital support for our mortgage insurance subsidiaries; (v) potential payments to the Internal Revenue Service ("IRS") resulting from the examination by the IRS of our 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock.
We expect to fund Radian Group's short-term liquidity needs with (i) existing cash and marketable securities; and (ii) cash received under the expense-sharing arrangements with our subsidiaries. If Radian Group's current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
At March 31, 2012, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including coupon rate interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $61.2 million. For the same period, payments of interest on our long-term debt are expected to be approximately $32.8 million. These amounts are expected to be fully reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs' approval of Radian Mortgage Assurance as an eligible mortgage insurer, GSE consent is required to modify or amend the expense-sharing agreements. Approximately $37.8 million of future expected corporate expenses and interest payments (approximately $15.0 million for the next 12 months) has been accrued for and paid by certain subsidiaries to Radian Group as of March 31, 2012, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of March 31, 2012, includes these amounts. A portion of these expenses (approximately $20.9 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group.

In addition, under the Fannie Mae approval for Radian Mortgage Assurance, Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or Radian Mortgage Assurance to Radian Group pursuant to the terms of the interest expense-sharing arrangements among these entities. Pursuant to the terms of our expense-sharing arrangements, any interest expense payments from Radian Guaranty or Radian Mortgage Assurance to Radian Group for the next twelve months are expected to be immaterial.
Repayment of 2013 Notes. As of December 31, 2011, $250.0 million of principal amount of our 2013 Notes was outstanding, with a maturity date of February 15, 2013. On February 23, 2012, Radian Group commenced a "Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of its outstanding 2013 Notes. The Tender Offer expired on March 21, 2012, at which time $146.5 million in aggregate principal amount was acquired for a price of $900 per $1,000 principal amount of the 2013 Notes. The principal amount of 2013 Notes purchased represented 59% of the principal amount of 2013 Notes outstanding. The transaction resulted in a realized gain of $15.2 million, representing the excess of carrying value over the purchase price. We have $103.5 million outstanding principal amount remaining on the 2013 Notes. We may from time to time, seek to redeem or repurchase, prior to maturity, some or all of the remaining 2013 Notes in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow.
Capital Support for Subsidiaries.  In light of on-going losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty's ability to continue writing insurance in those states that impose certain risk-based capital requirements. Radian Group contributed $100 million to Radian Guaranty in February 2012. Radian Guaranty's risk-to-capital ratio was 20.6 to 1 at March 31, 2012.
Based on our current projections, Radian Guaranty's risk-to-capital ratio is expected to increase and, absent any future capital support, is expected to exceed 25 to 1 in the second half of 2012. In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the states that impose risk-based capital requirements. In addition to filing for waivers in these states, we intend to write new first-lien mortgage insurance business in Radian Mortgage Assurance in any state that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable risk-based capital requirements. Both of the GSEs have approved Radian Mortgage Assurance as an eligible mortgage insurer in certain states and subject to certain conditions. Pursuant to these approvals, Radian Group will be required to contribute $50 million to Radian Mortgage Assurance in the event Radian Guaranty is not in compliance with the risk-based capital requirements in any state and has been unable to obtain a waiver or similar relief from such state.
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
Radian Group and the Commonwealth Mortgage Assurance Company of Texas ("CMAC of Texas") are parties to an Assumption and Indemnification Agreement with regard to certain proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits ("REMICs") currently held by CMAC of Texas. This indemnification was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise may have been required as a result of our remeasurement of uncertain tax positions related to the portfolio of REMIC residual interests. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS, and we are currently contesting the proposed adjustments related to the REMICs.
Dividends.   Our quarterly common stock dividend is $0.0025 per share, and based on our current outstanding common stock, we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.

Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary, any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code ("IRC") had such subsidiary filed its federal tax return on a separate company basis. We do not expect that Radian Group will be required to pay any material amounts during the next twelve months under the tax-sharing agreement. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSEs' approval of Radian Mortgage Assurance as an eligible mortgage insurer, GSE consent is required to modify or amend the tax-sharing agreement.
Pursuant to Freddie Mac's approval of Radian Mortgage Assurance as a special purpose mortgage insurer, dated February 28, 2012, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty are at least $700 million throughout the term of the approval. “Liquid Assets” are the sum of: (i) aggregate cash and cash equivalents; and (ii) fair market value of the following investments: (a) residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association ("Ginnie Mae"); (b) securities rated single A or higher by either Moody’s Investor Service ("Moody's"), Standard & Poor’s Ratings Service ("S&P") or Fitch Ratings ("Fitch") with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that, U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of March 31, 2012, Radian Guaranty's Liquid Assets were approximately $1.4 billion. Although we do not expect that Radian Guaranty's Liquid Assets will fall below $700 million before December 31, 2012, we do expect the amount of Radian Guaranty's Liquid Assets to continue to decline materially throughout 2012 (and potentially thereafter) as Radian Guaranty's claim payments and other uses of cash continue to exceed cash generated from operations.
In addition to existing available cash and marketable securities and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, Radian Group's remaining principal sources of cash includes dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations). Radian Guaranty's ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance department approval. In light of ongoing losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to issue dividends, these dividends will be issued to its direct parent, Radian Guaranty, and not to Radian Group.
In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. As part of this transaction, Radian Asset Securities Inc. ("Radian Asset Securities"), our wholly-owned subsidiary, entered into a separate perpetual put option agreement with each custodial trust, and Radian Asset Assurance entered into three corresponding perpetual put option agreements with Radian Asset Securities. Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions, all of the face amount of the CPS issued by the custodial trust. During the first quarter of 2012, the custodial trusts were converted to corporations that are now wholly-owned consolidated subsidiaries of Radian Group and the assets of the trusts were liquidated and reinvested by the newly formed corporations.
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million in principal amount due in 2015 and $450 million in principal amount due in 2017; and (ii) potential additional capital contributions to our mortgage insurance subsidiaries. We may, from time to time, seek to redeem, repurchase or exchange, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. At this time, we cannot determine the timing or amount of any potential repurchases, which will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.

As of the balance sheet date, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses ("NOLs") that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse these subsidiaries for their separate company NOLs carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOL on a separate entity basis, then Radian Group may be obligated to fund such subsidiary's share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
We expect to meet the long-term liquidity needs of Radian Group with a combination of (i) available cash and marketable securities; (ii) potential private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) potential cash received under expense-sharing arrangements with our subsidiaries; (iv) the potential sale of assets; and (v) dividends from our subsidiaries, to the extent available.
Mortgage Insurance
As of March 31, 2012, the mortgage insurance segment maintained claims paying resources of $4.3 billion, which includes the statutory surplus of Radian Asset Assurance of $1.1 billion.
The principal liquidity requirements of our mortgage insurance business include the payment of claims, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business are capital contributions from Radian Group, insurance premiums, net investment income, and cash dividends from Radian Asset Assurance. Our mortgage insurance business has incurred significant losses over the past four years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. Current and projected shortfalls are expected to be funded from sales of marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments.
The amount, if any, and timing of Radian Asset Assurance's dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory capital would also likely reduce Radian Asset Assurance's capacity to pay dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the New York Department of Financial Services.
Financial Guaranty
As of March 31, 2012, Radian Asset Assurance maintained claims paying resources of $2.0 billion, including statutory surplus of approximately $1.1 billion. In June 2011, Radian Asset Assurance paid an ordinary dividend of $53.4 million to Radian Guaranty. We expect that Radian Asset Assurance will pay an ordinary dividend to Radian Guaranty of approximately $50.0 million in 2012 and will have capacity to pay a dividend in 2013, although the 2013 dividend is expected to be equal to or below the amount paid in 2012.

The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes, and dividends to Radian Guaranty. After giving effect to the Commutation Transactions, Radian Asset Assurance had an aggregate of $382.1 million net par outstanding with a weighted average rating of BB, with respect to four TruPs bonds pursuant to which Radian Asset Assurance could be required under certain circumstances to pay to the counterparty the outstanding par amount of the insured TruPs bonds (a "liquidity claim"). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of covenants requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2016 and 2017, but will automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDO) unless terminated by the counterparty. If Radian Asset Assurance were required to pay a liquidity claim, the counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. In addition, four of the Terminated TruPs CDOs commuted pursuant to the Commutation Transactions had this liquidity claim feature. Although Radian Asset Assurance is no longer directly obligated to pay a liquidity claim for these terminated transactions, the Residual CDS includes provisions that provide the Counterparty with substantially the same economic benefit upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance. Consequently, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance's projected and actual salvage recovery from the LPV may be materially reduced or eliminated.
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
Reconciliation of Net (Loss) Income to Cash Flows from Operations
The following table reconciles net (loss) income to cash flows used in operations for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net (loss) income	$(169,232)	$103,006
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net losses (gains) on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	23,150	(356,578)
Net payments related to derivative contracts and VIE debt (1)	(4,753)	(66,434)
Net cash paid for commutations, terminations and recaptures (1)	(108,152)	—
Commutation-related charges	36,500	—
Equity in loss (earnings) of affiliates	11	(65)
Deferred tax benefit	(5,497)	—
Depreciation and amortization, net	13,789	18,131
Change in:
Reserve for losses and LAE	5,314	30,960
Reserve for premium deficiency	(20)	(1,383)
Unearned premiums	6,793	(20,345)
Deferred policy acquisition costs	5,765	2,604
Reinsurance recoverables	35,473	25,931
Other assets	10,748	5,531
Accounts payable and accrued expenses	(4,336)	(2,221)
Cash flows used in operating activities	$(154,447)	$(260,863)
__________________

(1)	Cash item.

Cash flows used in operating activities decreased for the first quarter of 2012 as compared to the same period of 2011, primarily as a result of a reduction in mortgage insurance claims paid driven by an increase in the number of claims received that we are reviewing for violations of our insurance policies, which has lengthened the claim resolution period and resulted in an increase in claim denials, as well as by delays created by foreclosure moratoriums, servicer issues, and loan modification programs.
Stockholders' Equity
Stockholders' equity was $1.0 billion at March 31, 2012, compared to $1.2 billion at December 31, 2011. The decrease in stockholders' equity resulted primarily from our net loss of $169.2 million for the first quarter of 2012.
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

	MOODY'S (1)	S&P (2)
Radian Group	Caa2	CCC
Radian Guaranty	Ba3	B
Radian Insurance	B1	(3)
Radian Mortgage Assurance	Ba3	B
Radian Asset Assurance	Ba1	B+
_____________________

(1)	Moody's outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(2)	S&P's outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(3)	Rating has been withdrawn.
Recent Ratings Actions
On April 17, 2012, Moody's downgraded Radian Group's rating from Caa1 to Caa2. This downgrade reflects the rating agency's views regarding Radian Group's current liquidity position, the ongoing stress at our mortgage insurance subsidiaries and Radian Group's upcoming debt maturities. In the same action, Moody's confirmed its ratings for our mortgage insurance and financial guaranty subsidiaries.

Critical Accounting Policies
Securities and Exchange Commission ("SEC") guidance defines Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our condensed consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below.

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
Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures to entire policies with insureds and reinsureds for an agreed upon payment, or payments, often at a discount to the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured or reinsured policy are generally eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures, or other negotiated terminations, which may result in differences in the accounting between transactions, or between our statutory financial statements and financial statements presented on a GAAP basis.
Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with our receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement reporting and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as "claim severity"). Based on these estimates, we arrive at our estimate of loss reserves at a given point in time. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (which is capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability.
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
Our aggregate weighted average default to claim rate assumption (net of rescissions and denials) used in estimating our reserve for losses was 46% at March 31, 2012, compared to 43% at December 31, 2011. The increase from December 31, 2011 to March 31, 2012, was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our default inventory as of March 31, 2012. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of March 31, 2012, our default to claim rate estimate, net of our estimate for insurance rescissions and claim denials, ranged from 20% for insured loans that had missed two to three monthly payments, to 53% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.

We expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio. The elevated levels in the rate of rescissions and denials since 2009 have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory includes an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies for which an initial intent to rescind letter has been sent to our lender customers to remain in-force and ultimately to be paid, as a result of valid challenges by such policy holders during the limited period specified in such letters. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied claims which we believe are likely to be reinstated (in the case of previously rescinded policies), or resubmitted (in the case of previously denied claims).
We considered the sensitivity of first-lien loss reserve estimates at March 31, 2012, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at March 31, 2012), we estimated that our loss reserves would change by approximately $95 million at March 31, 2012. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at March 31, 2012), we estimated that our loss reserves would change by approximately $5 million at March 31, 2012. For every one percentage point change in our overall default to claim rate (which we estimate to be 46% at March 31, 2012, including our assumptions related to rescissions and denials), we estimated a $61 million change in our loss reserves at March 31, 2012.
Financial Guaranty
In our financial guaranty segment, we recognize a claim liability on our non-derivative transactions prior to an event of default (insured event) when there is evidence that credit deterioration has occurred for a particular policy and the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under, or in connection with, the policy. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, including potential settlements or commutations, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, and based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we use information provided by the ceding company, as well as our specific knowledge of the credit for determining expected loss.
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
Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment and the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of March 31, 2012, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent for the next nine months with those rates observed during the past year, and then gradually return to normal historical levels over the subsequent three years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of March 31, 2012 or December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 2.49% and 2.62% as of March 31, 2012 and December 31, 2011, respectively. Expected losses are based on an assumed paid claim rate of approximately 14.1% on our total first-lien insurance portfolio (8.7% on performing loans and 45.7% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased to 15.6%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
For our second-lien mortgage insurance business, we project future premiums and losses for this business using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections.
Evaluating the expected profitability of our existing mortgage insurance business and the need for a premium deficiency reserve for our first-lien business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a PDR may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. We cannot be certain that we have correctly estimated the expected profitability of our existing first-lien mortgage portfolio or that the second-lien PDR established will be adequate to cover the ultimate losses on our second-lien business.

Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty, or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs.
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
The level of market activity used in determining the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment necessary, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy.
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2012, our total Level III assets were approximately 4.8% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
Available for sale securities, trading securities, VIE debt, derivative instruments, and certain other assets are recorded at fair value as described in Note 4 of Notes to Condensed Consolidated Financial Statements. All derivative instruments and contracts are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments, and certain other assets are included in our consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income (loss).
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
Other investments—These securities primarily consist of short-term commercial paper and short-term certificates of deposit, which are categorized in Level II of the fair value hierarchy. The fair value of the remaining securities is categorized in Level III of the fair value hierarchy, and is generally estimated by discounting estimated future cash flows.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default, and (2) 86% of the aggregate net par outstanding of our corporate CDO transactions (as of March 31, 2012) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination, such that none of these contracts are in a derivative asset position. As of March 31, 2012, 27% of the aggregate net par outstanding of our corporate CDO transactions were capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 38% of our corporate CDO contracts as of March 31, 2012, are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS, and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS, and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 90% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. We also cap the total estimated fair value of the contracts subject to termination, such that none of these contracts are in a derivative asset position. As of March 31, 2012, 37% of the aggregate net par outstanding of our non-corporate CDO transactions were capped in this manner. For our credit card transactions, the fair premium amount is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

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
The investment securities for our one remaining CDO of ABS transaction, which is consolidated, have experienced significant credit deterioration. Fair value for these securities is estimated using a discounted cash flow analysis. We estimate cash flows for the transaction based on our internal credit analysis, which is based on the current performance of each security. The estimated fair value of the underlying collateral securities is determined using either observed market transactions, including broker-dealer quotes and actual trade activity on similar bonds, or expected cash flows discounted using the yield observed on similar bonds. The present value of the insured cash flows (which represents the VIE debt) is determined using a risk-free rate that is applied to the cash flows adjusted for Radian's non-performance risk. We continue to utilize this model to estimate the fair value of our exposure, and to derive the fair value of this consolidated VIE debt.
The VIE debt and derivative liability within this CDO of ABS transaction are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from this CDO of ABS transaction is $450.2 million at March 31, 2012, which reflects principal due in 2036. The recorded net fair value of our consolidated assets and liabilities related to this consolidated CDO of ABS as of March 31, 2012, was less than our maximum principal exposure. The fair value of the VIE debt and other liabilities exceeds the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporates a discount rate that is based on our CDS spread, the fair value is substantially less than our expected ultimate claim payments. See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion regarding the settlement of this transaction in the second quarter of 2012.
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

For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of CDOs of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts, as described above under Non-Performance Risk Adjustments on Corporate CDOs to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the "primaries") of the underlying credits, including the primaries' fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of March 31, 2012, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries' valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries' models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries' valuations by (1) reviewing the primaries' publicly available information regarding their mark-to-market processes, including methodology and key assumptions, and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $128.1 million; however, we do not currently expect to pay any claims related to these two VIEs. At March 31, 2012, we recorded $101.3 million of other assets, $101.0 million of VIE debt and $0.3 million of accounts payable and accrued expenses associated with these two VIEs.

NIMS Credit Derivatives, NIMS Derivative Assets and NIMS VIE Debt
NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS derivative assets primarily represent derivative assets related to NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives, NIMS derivative assets or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, we consider the future expected premiums to be received from the NIMS trust for each credit derivative. The projected net losses are then discounted using a rate of return that incorporates our own non-performance risk, and based on our current CDS spread, results in a reduction of the derivative liability. Since NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a material effect on estimated fair values. The NIMS credit derivatives, NIMS derivative assets and NIMS VIE debt are all categorized in Level III of the fair value hierarchy. As a result of our having to consolidate our NIMS VIEs, the fair value of derivative assets held by the NIMS VIEs and the NIMS VIE debt are determined by using the same internally-generated valuation model.
Changes in expected principal credit losses on NIMS could impact our fair value estimate. The gross expected principal credit losses were $14.7 million and $18.0 million as of March 31, 2012 and December 31, 2011, respectively, and represent substantially all of our total NIMS RIF. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $7.8 million and $10.2 million less than the expected principal credit losses at March 31, 2012 and December 31, 2011, respectively. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.
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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. As of March 31, 2012, we have determined that we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured transactions, and we did not identify any new VIEs to be consolidated during the first quarter of 2012. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.

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
Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year, we record our interim period income tax expense (benefit) based on actual results of operations.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (i) clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, and (ii) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. We adopted this standard effective January 1, 2012. The adoption of this update did not have a significant impact on our fair value measurements. Additional disclosures regarding unobservable market inputs related to our Level III instruments required under this update are presented in Note 4 of Notes to Condensed Financial Statements.
In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update eliminates the current presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this update effective January 1, 2012 and elected to present the components of net income, other comprehensive income and total comprehensive income in two separate but consecutive statements. Regardless of which option an entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) in which the components of net income and the components of other comprehensive income are presented. However, in December 2011, the FASB indefinitely deferred the effective date for the requirement noted above to present, on the face of the consolidated financial statements, the reclassification of items out of accumulated other comprehensive income.

In October 2010, the FASB issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update is effective for fiscal years beginning after December 15, 2011, and redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. We have adopted this update on a prospective basis as of January 1, 2012. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs will result in additional expenses in our mortgage insurance business being charged to earnings when incurred, rather than being deferred. There is no change to the amortization requirements due to this update. This adoption did not impact the financial guaranty business as we have adopted the update prospectively and are not deferring any new costs, as we have discontinued writing financial guaranty business. The implementation of this new guidance will materially reduce the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts. The lower amount of acquisition costs deferred will result in decreased amortization expense over time, which should partially offset the impact to our net income from the additional expenses charged to income when incurred at the origination of an insurance contract. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect on the total acquisition costs recognized over time or on our cash flows. For the three months ended March 31, 2012, amounts deferred as acquisition costs were $6.3 million under this update. Under our previous method of accounting for acquisition costs, amounts deferred as acquisition costs for the three months ended March 31, 2012 would have been $11.2 million.

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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at March 31, 2012 and December 31, 2011, was $5.6 billion and $5.8 billion, respectively, of which 93% and 91%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At March 31, 2012, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $182.4 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $243.2 million. At March 31, 2012, the average duration of the fixed-income portfolio was 4.5 years compared to 4.6 years at December 31, 2011.
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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of March 31, 2012. These changes were calculated using the valuation methods described in "Critical Accounting Policies—Fair Value of Financial Instruments" above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group's five-year CDS spread was 15.21% at March 31, 2012. Radian Group's five-year CDS spread is an illustration of the market's view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument. Although the CDS spreads reflect the market view of our non-performance risk, this magnitude of tightening should not be interpreted as a proportional decrease in our non-performance risk. The non-performance risk is commonly measured by default probability, which lowers as the spread tightens. Radian Group's five-year CDS spread at March 31, 2012, implies a market view that there is a 64.1% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011.

NIMS related ($ in millions)
Weighted average credit spread	42.99%
Fair value of net liabilities (1)	$6.9
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of NIMS credit spreads	0% change in NIMS credit spreads	10% widening of NIMS credit spreads
50% tightening of Radian Group's CDS spread	$2.3	$2.3	$2.3
0 basis points change in Radian Group's CDS spread	—	—	—
50% widening of Radian Group's CDS spread	(1.4)	(1.4)	(1.4)
_______________________

Corporate CDOs ($ in millions)
Weighted average credit spread	0.73%
Fair value of net assets	$(1.9)
	Increase/(Decrease) in Fair Value Asset based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$(11.8)	$(14.6)	$(17.7)
0 basis points change in Radian Group's CDS spread	0.2	—	(0.5)
50% widening of Radian Group's CDS spread	(0.9)	(1.0)	(1.4)
_______________________

Non-Corporate CDO related (2) ($ in millions)
Weighted average credit spread	2.70%
Fair value of net liabilities (3)	$230.7
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group's CDS spread	$328.5	$352.2	$376.6
0 basis points change in Radian Group's CDS spread	(13.7)	—	14.2
50% widening of Radian Group's CDS spread	(86.9)	(78.7)	(70.1)
_______________________

(1)	Includes VIE debt of $8.6 million and NIMS derivative assets of $1.7 million.

(2)	Includes TruPs, CDOs of CMBS, CDOs of ABS and other non-corporate CDOs.

(3)	Includes net VIE liabilities of $71.3 million and net derivative liabilities of $159.4 million.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.

Foreign Exchange Rate Risk
We analyzed our currency exposure as of March 31, 2012, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were measured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $15.6 million as of March 31, 2012.
At March 31, 2012, we held approximately $32.5 million of investments denominated in Euros. The value of the Euro against the U.S. dollar weakened from 1.42 at March 31, 2011, to 1.33 at March 31, 2012. At March 31, 2012, we held approximately $58.2 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar strengthened from 0.0120 at March 31, 2011, to 0.0121 at March 31, 2012.
Equity Market Price
At March 31, 2012, the market value and cost of the equity securities in our investment portfolio were $259.3 million and $235.8 million, respectively. Included in the market value and cost of our equity securities is $148.1 million and $147.0 million, respectively, classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $25.9 million as of March 31, 2012.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2012, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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
On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the United States District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans supposedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan's captive reinsurer. Plaintiffs assert violations of the Real Estate Settlement Practices Act of 1974 ("RESPA"). Radian Guaranty and some of the other mortgage insurer defendants have moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs' loans. The court has entered a partial stay of the case pending the decision of the United States Supreme Court in another case under RESPA titled First Financial Corp. v. Edwards (the “Edwards case”), to which Radian Guaranty is not a party. The court has agreed to consider the motion to dismiss filed by Radian Guaranty and other defendants notwithstanding the stay pending the decision in the Edwards case.
Each of the cases described below are putative class actions (with facts substantially similar to the facts of the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the United States District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss the complaint on a number of grounds. However, the action has been stayed pending a decision in the Edwards case.

•
On March 12, 2012, a putative class action under RESPA titled Lucas E. McCarn v. HSBC USA, Inc., et al. was filed in the United States District Court for the Eastern District of California. Radian Guaranty has moved to dismiss this lawsuit for lack of standing because it did not insure the plaintiff's loan. This action has also been stayed pending a decision in the Edwards case. As in the Samp case, the court has agreed to consider Radian Guaranty's motion to dismiss notwithstanding the stay pending the decision in the Edwards case.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure the plaintiff's loan.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs' loans.

•
On April 19, 2012, a putative class action under RESPA titled Rulison v. ABN AMRO Mortgage Group, Inc., et al was filed in the United States District Court for the Southern District of New York. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure the plaintiff's loan.

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

Item 1A. Risk Factors.
There have been no material changes in the risks affecting us or our subsidiaries as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 6. Exhibits.

Exhibit No.	Exhibit Name
10.1
Commutation, Reassumption and Release Agreement, effective as of January 1, 2012 (signed January 24, 2012), between Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.), Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited), and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) filed January 30, 2012)

10.2
Letter Agreement dated February 27, 2012, by and between Radian Guaranty Inc., Radian Mortgage Assurance, Inc., Radian Group Inc. and Federal National Mortgage Association (incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2011)

10.3
Letter dated February 28, 2012 from Freddie Mac to Radian Guaranty Inc. and Radian Mortgage Assurance Inc. (incorporated by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2011)

*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes in Common Stockholders' Equity for the three months ended March 31, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

May 10, 2012	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
10.1
Commutation, Reassumption and Release Agreement, effective as of January 1, 2012 (signed January 24, 2012), between Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.), Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited), and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file no. 1-11356) filed January 30, 2012)

10.2
Letter Agreement dated February 27, 2012, by and between Radian Guaranty Inc., Radian Mortgage Assurance, Inc., Radian Group Inc. and Federal National Mortgage Association (incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2011)

10.3
Letter dated February 28, 2012 from Freddie Mac to Radian Guaranty Inc. and Radian Mortgage Assurance Inc. (incorporated by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2011)

*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes in Common Stockholders' Equity for the three months ended March 31, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

______________
* Filed herewith.