Form 10-Q
period 2012-06-30
RADIAN GROUP INC
filed 2012-08-09
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,645,317 shares of common stock, $0.001 par value per share, outstanding on August 1, 2012.

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

•
catastrophic events or economic changes in geographic regions, including governments and municipalities, where our mortgage insurance exposure is more concentrated or where we have financial guaranty exposure;

•
our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs, including in particular, the repayment of our long-term debt and additional capital contributions that may be required to support our mortgage insurance business;

•
a further reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards, general reduced housing demand in the U.S. and potential risk retention requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•
the potential adverse impact on the mortgage origination market and private mortgage insurers due to increases in capital requirements for banks and bank holding companies for mortgage loans under proposed interagency rules to implement the third Basel Capital Accord (“Basel III”), including in particular the possibility that loans insured by the Federal Housing Administration (“FHA”) will receive a more advantageous capital treatment than loans with private mortgage insurance;

•
our ability to maintain an adequate risk-to-capital position and surplus requirements in our mortgage insurance business, including if necessary, our ability to write new mortgage insurance while maintaining a capital position that is in excess of risk-based capital limitations imposed in certain states, either through waivers of these limitations or through use of another mortgage insurance subsidiary, and the possibility that state regulators could pursue regulatory actions or proceedings, including possible supervisory or receivership actions, against Radian Guaranty Inc. (“Radian Guaranty”), in the event Radian Guaranty’s risk-to-capital position exceeds levels that are acceptable to such regulators;

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•
the ability of our primary insurance customers in our financial guaranty reinsurance business to provide appropriate surveillance and to mitigate losses adequately with respect to our assumed insurance portfolio;

•
a more rapid than expected decrease in the level of insurance rescissions and claim denials from the current elevated levels, which have reduced our paid losses and resulted in a significant reduction in our loss reserves, including a decrease in rescissions or denials resulting from an increase in the number of successful challenges to previously rescinded policies or claim denials, or caused by the government-sponsored entities (“GSEs”) intervening in mortgage insurers' loss mitigation practices, including settlements of disputes;

•
the negative impact our insurance rescissions and claim denials or claim curtailments may have on our relationships with customers and potential customers, including the potential loss of business and the heightened risk of disputes and litigation;

•
the need, in the event that we are unsuccessful in defending our rescissions or denials, to increase our loss reserves for, and reassume risk on, rescinded or denied loans, and to pay additional claims;

•	any disruption in the servicing of mortgages covered by our insurance policies and poor servicer performance;

•
adverse changes in the severity or frequency of losses associated with certain products that we formerly offered (and currently insure) that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•	a decrease in persistency rates of our mortgage insurance policies, which has the effect of reducing our premium income without a corresponding decrease in incurred losses;

•
an increase in the risk profile of our existing mortgage insurance portfolio due to the refinancing of existing mortgage loans for only the most qualified borrowers in the current mortgage and housing market;

•
changes in the criteria for assigning credit or similar ratings, further downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the ratings assigned to any of our rated insurance subsidiaries at any time, including in particular, the credit ratings of Radian Group Inc. (“Radian Group”) and the financial strength ratings assigned to Radian Guaranty;

•
heightened competition for our mortgage insurance business from others such as the FHA, the Department of Veterans Affairs (“VA”) and other private mortgage insurers (in particular, the FHA and those private mortgage insurers that have been assigned higher ratings than we from the major rating agencies, that may have access to greater amounts of capital than we do, or that are new entrants to the industry and are therefore not burdened by legacy obligations);

•
changes in the charters or business practices of, or rules or regulations applicable to, Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac, the largest purchasers of mortgage loans that we insure, and our ability to remain an eligible provider to both Fannie Mae and Freddie Mac;

•	changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their products are significantly limited in scope;

•
the effect of the Dodd-Frank Act on the financial services industry in general and on our mortgage insurance and financial guaranty businesses in particular, including: (1) whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions of the Dodd-Frank Act, and the possibility that the ultimate definitions of “qualified residential mortgages” and “qualified mortgages” could reduce the size of the mortgage market and potentially reduce the number of insurable loans; and (2) the possibility that our financial guaranty business could be subject to additional registration, reporting, capital and margin requirements, including potentially, the posting of collateral for certain existing derivative contracts;

•
the application of existing federal or state consumer, lending, insurance, tax, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation any such results from: (i) the resolution of existing, or the possibility of additional, lawsuits or investigations; and (ii) legislative and regulatory changes (a) impacting the demand for private mortgage insurance, (b) limiting or restricting our use of (or increasing requirements for) additional capital and the products we may offer, (c) affecting the form in which we execute credit protection, or (d) impacting our existing financial guaranty portfolio;

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

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, and in Item 1A of Part II of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements. (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	June 30, 2012	December 31, 2011
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $2,524 and $2,748)	$2,470	$2,640
Fixed-maturities available for sale—at fair value (amortized cost $72,500 and $120,757)	75,516	118,733
Equity securities available for sale—at fair value (cost $88,768 and $114,425)	108,381	128,424
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $0 and $94,521)	4,228,522	4,211,059
Short-term investments—at fair value (including VIE investments of $0 and $149,981)	705,744	1,261,703
Other invested assets (including VIE assets of $75,413 and $0)	134,548	61,000
Total investments	5,255,181	5,783,559
Cash	32,617	35,589
Restricted cash	26,185	27,020
Deferred policy acquisition costs	99,386	139,906
Accrued investment income	31,456	32,262
Accounts and notes receivable	91,154	102,647
Property and equipment, at cost (less accumulated depreciation of $98,542 and $96,403)	7,341	11,044
Derivative assets (including VIE derivative assets of $1,750 and $1,602)	14,229	17,212
Deferred income taxes, net	15,975	15,975
Reinsurance recoverables	103,143	157,985
Other assets (including VIE other assets of $100,724 and $105,903)	354,863	333,566
Total assets	$6,031,530	$6,656,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$588,431	$637,372
Reserve for losses and loss adjustment expenses (“LAE”)	3,250,280	3,310,902
Reserve for premium deficiency	4,183	3,644
Long-term debt	666,806	818,584
VIE debt—at fair value	107,833	228,240
Derivative liabilities (including VIE derivative liabilities of $75,413 and $19,501)	219,960	126,006
Payable for securities purchased	3,767	46,368
Accounts payable and accrued expenses (including VIE accounts payable of $390 and $530)	289,382	303,358
Total liabilities	5,130,642	5,474,474
Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 151,001,568 and 150,666,446 shares issued at June 30, 2012 and December 31, 2011, respectively; 133,520,514 and 133,199,159 shares outstanding at June 30, 2012 and December 31, 2011, respectively	151	151
Treasury stock, at cost: 17,481,054 and 17,467,287 shares at June 30, 2012, and December 31, 2011, respectively	(892,084)	(892,052)
Additional paid-in capital	1,966,767	1,966,565
Retained (deficit) earnings	(192,264)	96,227
Accumulated other comprehensive income	18,318	11,400
Total stockholders’ equity	900,888	1,182,291
Total liabilities and stockholders’ equity	$6,031,530	$6,656,765
See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues:
Premiums written—insurance:
Direct	$214,349	$174,008	$418,102	$364,849
Assumed	(1,028)	(11,788)	(88,516)	(10,164)
Ceded	(31,389)	(9,442)	(69,976)	(19,158)
Net premiums written	181,932	152,778	259,610	335,527
Decrease in unearned premiums	4,847	36,156	94,534	56,430
Net premiums earned—insurance	186,779	188,934	354,144	391,957
Net investment income	30,877	43,823	65,590	86,063
Net gains on investments	26,419	44,236	93,878	81,671
Total other-than-temporary impairment (“OTTI”) losses	—	(11)	—	(11)
Losses recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized in earnings	—	(11)	—	(11)
Change in fair value of derivative instruments	(33,124)	188,726	(105,881)	432,618
Net (losses) gains on other financial instruments	(61,862)	5,047	(79,714)	80,298
Gain on sale of affiliate	7,708	—	7,708	—
Other income	1,395	1,196	2,835	2,644
Total revenues	158,192	471,951	338,560	1,075,240
Expenses:
Provision for losses	210,868	263,566	477,022	690,939
Change in reserve for premium deficiency	559	(3,102)	539	(4,485)
Policy acquisition costs	10,805	14,387	38,851	28,518
Other operating expenses	40,193	45,954	90,347	92,173
Interest expense	12,581	16,079	26,729	33,103
Total expenses	275,006	336,884	633,488	840,248
Equity in net (loss) income of affiliates	(2)	—	(13)	65
Pretax (loss) income	(116,816)	135,067	(294,941)	235,057
Income tax provision (benefit)	2,443	(2,048)	(6,450)	(5,064)
Net (loss) income	$(119,259)	$137,115	$(288,491)	$240,121
Basic net (loss) income per share	$(0.90)	$1.04	$(2.18)	$1.82
Diluted net (loss) income per share	$(0.90)	$1.03	$(2.18)	$1.80
Weighted-average number of common shares outstanding—basic	132,346	132,185	132,350	132,185
Weighted-average number of common and common equivalent shares outstanding—diluted	132,346	133,614	132,350	133,724
Dividends per share	$0.0025	$0.0025	$0.0050	$0.0050

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net (loss) income	$(119,259)	$137,115	$(288,491)	$240,121
Other comprehensive (loss) income, net of tax (see Note 12):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	(8)	4,955	(8)	6,520
Less: Reclassification adjustment for net gains included in net (loss) income	—	28,246	—	27,954
Net foreign currency translation adjustments	(8)	(23,291)	(8)	(21,434)
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(1,419)	5,549	15,795	13,615
Less: Reclassification adjustment for net (losses) gains included in net (loss) income	(741)	(35,016)	8,869	(34,938)
Net unrealized (losses) gains on investments	(678)	40,565	6,926	48,553
Other comprehensive (loss) income	(686)	17,274	6,918	27,119
Comprehensive (loss) income	$(119,945)	$154,389	$(281,573)	$267,240

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE, JANUARY 1, 2011	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780
Net income	—	—	—	240,121	—	—	—	240,121
Net foreign currency translation adjustment, net of tax	—	—	—	—	(21,434)	—	—	(21,434)
Net unrealized gain on investments, net of tax	—	—	—	—	—	48,553	—	48,553
Repurchases of common stock under incentive plans	—	(24)	—	—	—	—	—	(24)
Issuance of common stock under benefit plans	1	—	404	—	—	—	—	405
Amortization of restricted stock	—	—	1,603	—	—	—	—	1,603
Additional convertible debt issuance costs, net	—	—	(22)	—	—	—	—	(22)
Stock-based compensation expense	—	—	995	—	—	—	—	995
Dividends declared	—	—	(333)	(334)	—	—	—	(667)
BALANCE, JUNE 30, 2011	$151	$(892,036)	$1,965,739	$34,861	$(340)	$20,696	$239	$1,129,310
BALANCE, JANUARY 1, 2012	$151	$(892,052)	$1,966,565	$96,227	$54	$11,471	$(125)	$1,182,291
Net loss	—	—	—	(288,491)	—	—	—	(288,491)
Net foreign currency translation adjustment, net of tax	—	—	—	—	(8)	—	—	(8)
Net unrealized gain on investments, net of tax	—	—	—	—	—	6,926	—	6,926
Repurchases of common stock under incentive plans	—	(32)	—	—	—	—	—	(32)
Issuance of common stock under benefit plans	—	—	213	—	—	—	—	213
Amortization of restricted stock	—	—	1,101	—	—	—	—	1,101
Stock-based compensation expense	—	—	(446)	—	—	—	—	(446)
Dividends declared	—	—	(666)	—	—	—	—	(666)
BALANCE, JUNE 30, 2012	$151	$(892,084)	$1,966,767	$(192,264)	$46	$18,397	$(125)	$900,888

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2012	2011
Cash flows used in operating activities	$(361,899)	$(608,917)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	44,935	101,648
Proceeds from sales of equity securities available for sale	30,727	555
Proceeds from sales of trading securities	2,066,088	2,444,549
Proceeds from redemptions of fixed-maturity investments available for sale	3,738	28,032
Proceeds from redemptions of fixed-maturity investments held to maturity	250	3,195
Purchases of trading securities	(2,137,677)	(2,206,653)
Sales and redemptions of short-term investments, net	556,048	407,494
Purchases of other invested assets, net	(74,999)	(2,717)
Proceeds from sale of investment in affiliate	14,700	—
Purchases of property and equipment, net	(452)	(5,729)
Net cash provided by investing activities	503,358	770,374
Cash flows used in financing activities:
Dividends paid	(666)	(667)
Redemption of long-term debt	(143,770)	(160,000)
Net cash used in financing activities	(144,436)	(160,667)
Effect of exchange rate changes on cash	5	(2)
(Decrease) increase in cash	(2,972)	788
Cash, beginning of period	35,589	20,334
Cash, end of period	$32,617	$21,122
Supplemental disclosures of cash flow information:
Income taxes paid (received)	$1,498	$(1,275)
Interest paid	$21,820	$27,244
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
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, exercise significant influence (generally ownership interests ranging from 20% to 50%), are accounted for in accordance with the equity method of accounting. VIEs for which we are the primary beneficiary are consolidated, as described in Note 5. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).
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
Basic net (loss) income per share is based on the weighted-average number of common shares outstanding, while diluted net (loss) income per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. As a result of our net loss for the three and six months ended June 30, 2012, 5,964,726 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive. For the three and six months ended June 30, 2011, 3,268,525 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive.
Effective January 1, 2012, we adopted the Financial Accounting Standards Board (“FASB”) update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (i) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (ii) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of this update did not have a significant impact on our fair value measurements. Additional disclosures regarding unobservable market inputs related to our Level III instruments required under this update are presented in Note 4.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Effective January 1, 2012, we adopted the FASB update to the accounting standard regarding comprehensive income. This update provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to present this information in a separate statement of comprehensive income, and have modified our condensed consolidated statements of changes in common stockholders’ equity for certain items that are presented in the condensed consolidated statements of comprehensive income. Regardless of which option an entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB deferred the effective date for the requirement to present reclassification adjustments on the face of the consolidated financial statements for the reclassification of items out of comprehensive income to net income.
Effective January 1, 2012, we adopted the FASB update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts on a prospective basis. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs resulted in additional expenses in our mortgage insurance business being charged to earnings when incurred, rather than being deferred. There is no change to the amortization requirements due to this update. This adoption did not impact the financial guaranty business as we have adopted the update prospectively and are not deferring any new costs, as we have discontinued writing financial guaranty business. The implementation of this new guidance will materially reduce the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts. The lower amount of acquisition costs deferred will result in decreased amortization expense over time, which should partially offset the impact to our net income from the additional expenses charged to income when incurred at the origination of an insurance contract. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect on the total acquisition costs recognized over time or on our cash flows. For the three and six months ended June 30, 2012, amounts deferred as acquisition costs were $2.3 million and $8.7 million, respectively, under this update. Under our previous method of accounting for acquisition costs, amounts deferred as acquisition costs for the three and six months ended June 30, 2012, would have been $4.6 million and $15.8 million, respectively. Amounts deferred as acquisition costs for the three months ended June 30, 2012, also reflect a reduction related to ceding commissions on risk ceded under a quota share reinsurance transaction for loans originated in the fourth quarter of 2011 and the first quarter of 2012.
Business Overview
Radian Group is a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance. Our business segments are mortgage insurance and financial guaranty.
Radian Group
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At June 30, 2012, Radian Group had immediately available unrestricted cash and liquid investments of $352.6 million. Since June 30, 2012, we have used an additional $11.8 million of our available liquidity to purchase $12.0 million in principal amount of our 5.625% Senior Notes due February 2013 (the “2013 Notes”). Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of $79.4 million of principal amount of our 2013 Notes that currently remains outstanding; (iv) capital support for our mortgage insurance subsidiaries; (v) potential payments to the Internal Revenue Service (“IRS”) resulting from its examination of our 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock. Radian Group also has $700 million principal amount of debt that matures between June 2015 and November 2017. See “Business Conditions—Holding Company Liquidity” below.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We provide these products and services mainly through our wholly-owned subsidiary, Radian Guaranty Inc. (“Radian Guaranty”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make downpayments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae together as “Government Sponsored Enterprises” or “GSEs.”
Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-lien mortgages (“first-liens”). At June 30, 2012, primary insurance on first-liens comprised approximately 93.8% of our $33.9 billion of total risk in force (“RIF”). Prior to 2009, we also wrote pool insurance, which at June 30, 2012, comprised approximately 5.7% of our total RIF. In addition to first-lien mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-liens”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Our non-traditional RIF was $179 million as of June 30, 2012, representing 0.5% of our total RIF.
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
Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. The ongoing weakness in the United States (“U.S.”) housing and related credit markets, characterized by a decrease in mortgage originations, further declines in home prices in certain markets, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with current macroeconomic factors such as limited economic growth, the lack of meaningful liquidity in some sectors of the capital markets, and continued high unemployment, have had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. Because of these factors, there is a great deal of uncertainty regarding our future performance.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Capital Preservation and Liquidity Management Initiatives
Since 2008, we have engaged in a number of strategic actions and initiatives designed to increase our financial flexibility, conserve our holding company liquidity and preserve the risk-based capital position of Radian Guaranty.
Thus far in 2012, we have made significant progress towards these initiatives by taking the following actions:

•
In January 2012, we made further progress in our strategic objective of reducing our financial guaranty risk by entering into a three-part transaction (the “Assured Transaction”) with subsidiaries of Assured Guaranty Ltd. (collectively, “Assured”) that included the commutation of $13.8 billion of financial guaranty net par outstanding that was reinsured by Radian Asset Assurance (the “Assured Commutation”), the cession of $1.8 billion of direct public finance business to Assured (the “Assured Cession”) and the sale of Municipal and Infrastructure Assurance Corporation (the “FG Insurance Shell”), a New York domiciled financial guaranty insurance company licensed to conduct business in 37 states and the District of Columbia. We completed the sale of the FG Insurance Shell in the second quarter of 2012. The Assured Transaction reduced our financial guaranty net par outstanding by 22.5% and provided a statutory capital benefit to Radian Asset Assurance and Radian Guaranty of $100.7 million as of June 30, 2012. The following table shows the impact of the Assured Transaction on our unaudited condensed consolidated financial statements in the first six months of 2012.

Statement of Operations
(In millions)
Decrease in premiums written	$(119.8)
Decrease in net premiums earned	$(22.2)
Increase in change in fair value of derivative instruments—gain	1.4
Gain on sale of affiliate	7.7
Increase in amortization of policy acquisition costs	(15.7)
Decrease in pre-tax income	$(28.8)

Balance Sheet
(In millions)
Decrease in:
Cash	$93.6
Deferred policy acquisition costs	26.2
Accounts and notes receivable	1.1
Derivative assets	0.6
Unearned premiums	71.6
Derivative liabilities	2.1
Increase in other assets	19.1

•
During the first six months of 2012, four credit default swap (“CDS”) counterparties in our financial guaranty business exercised their termination rights with respect to 22 corporate collateralized debt obligations (“CDOs”) that we insured and an additional counterparty exercised its termination right with respect to one CDS of an investor-owned utility bond that we insured (collectively, the “2012 CDO Terminations”), which further reduced our financial guaranty net par outstanding by $9.4 billion in the aggregate.

•	Since December 31, 2011, we have purchased $170.6 million ($158.7 million as of June 30, 2012) of principal amount of our 2013 Notes, as discussed in more detail in Note 11.

•
On April 1, 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider (the “2012 Quota Share Reinsurance Transaction”). See Note 7 for further details.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
In the second quarter of 2012, Radian Asset Assurance entered into a commutation with one of its derivative counterparties (the “Counterparty”) to commute Radian Asset Assurance’s: (1) only CDO of asset-backed securities (“ABS”) exposure related to a directly insured tranche of an extremely distressed CDO of ABS transaction (the “CDO of ABS Transaction”), for which we expected to pay claims on substantially all of the $450.2 million net par outstanding; and (2) credit protection through CDS on six directly insured trust preferred securities (“TruPs”) CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation (the “Terminated TruPs CDOs”). In consideration for these commutations, Radian Asset Assurance paid $210.0 million (the “Commutation Amount”), a significant portion of which (the “LPV Initial Capital”) has been deposited with a limited purpose vehicle (an “LPV”) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”). The commutations described in this paragraph are referred to herein as the “Commutation Transactions.”

Also as part of the Commutation Transactions, the LPV entered into a credit default swap (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings (collectively, the “LPV Capital”) represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. The Residual CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance is entitled to these remaining funds. Due to current expectations regarding future credit losses on the Terminated TruPs Bonds, we established an associated salvage recovery for statutory accounting purposes of approximately $75 million related to the LPV funds we expect to ultimately receive upon the expiration of the LPV’s obligations. Although Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs, the amount of salvage recovery remains at risk, and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, Radian Asset Assurance’s projected and actual recovery from the LPV may be materially reduced or eliminated. See “Insurance Regulation—Capital Requirements” below for discussion of the impact of the salvage recoverable on Radian Guaranty’s statutory capital. For GAAP purposes, we have determined that the LPV is a VIE, and it is therefore accounted for as described further in Note 5.
Prior to the Commutation Transactions, the terminated transactions were required to be accounted for at fair value for GAAP purposes. The Commutation Amount exceeded the aggregate fair value liability that we had recorded for such transactions. As a result, we reported a loss for GAAP purposes of $108 million on the Commutation Transactions in the quarter ended June 30, 2012. This loss resulted primarily from a significant discount incorporated in the aggregate fair value liability for the commuted transactions related to the market’s perception of our non-performance risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value of Financial Instruments—Corporate CDOs” for additional information regarding our fair value methodology.
All of the transactions commuted pursuant to the Commutation Transactions were rated below investment grade internally, with $1.0 billion net par outstanding of the commuted transactions rated B or below internally. In the aggregate, the transactions commuted pursuant to the Commutation Transactions represented approximately 51% of our financial guaranty segment’s aggregate net par outstanding rated B or below internally.

•	In the second quarter of 2012, Radian Asset Assurance released $54.5 million of contingency reserves, which benefited Radian Guaranty’s statutory surplus by an equal amount.

•	In July 2012, Radian Asset Assurance paid an ordinary dividend of $54.0 million to Radian Guaranty.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In addition to the actions taken thus far in 2012, consistent with management’s plan, we may consider additional reinsurance or negotiated commutations of our mortgage insurance RIF and financial guaranty net par outstanding, and may pursue further opportunities to retire or restructure our long-term debt or issue securities in one or more private or public offerings. We cannot provide any assurance that we will be successful in pursuing any such alternatives, individually or in the aggregate, and can provide no assurance that if such alternatives are executed that they will be sufficient to maintain adequate capital levels for our insurance subsidiaries and sufficient holding company liquidity. See “Risks and Uncertainties” in this Note 1 below.
Insurance Regulatory—Capital Requirements
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that potentially limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of RIF, or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently have a statutory or regulatory risk-based capital requirement (a “Statutory RBC Requirement”), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. If a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC State, it may be prohibited from writing new mortgage insurance business in that state, unless a waiver or other form of relief is granted by the RBC State. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. During the six months ended June 30, 2012, the RBC States accounted for approximately 54.8% of Radian Guaranty’s total primary NIW.
Radian Guaranty’s risk-to-capital ratio has improved to 21.0 to 1 as of June 30, 2012, from 21.5 to 1 as of December 31, 2011. However, based on our current projections, including continued expected operating losses in our mortgage insurance segment, we expect Radian Guaranty’s risk-to-capital ratio to increase. Absent any further risk-to-capital support, we expect Radian Guaranty to exceed the 25 to 1 risk-to-capital ratio requirement and other Statutory RBC Requirements during the second half of 2012. The ultimate amount of losses and the timing of these losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and development in the assumptions used to determine our loss reserves. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. Our estimate of the percentage of defaults that ultimately will result in a paid claim (the “default to claim rate”) is a significant assumption in our reserving methodology. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 46% and 43% as of June 30, 2012 and December 31, 2011, respectively. Assuming all other factors remain constant, each one percentage point increase in our aggregate weighted average default to claim rate as of June 30, 2012, would have resulted in an approximately $58 million increase in incurred losses, adversely affecting Radian Guaranty’s statutory capital. The level of incurred losses in our mortgage insurance business also is dependent on our estimate of anticipated rescissions and denials, among other assumptions. See Note 8 below for further information.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Guaranty’s risk-to-capital position also is dependent on the performance of our financial guaranty portfolio. During the third quarter of 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the performance of our financial guaranty business. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) one or more statutory reserves (which are established at the time of default) on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. We expect to settle obligations related to our insured sovereign indebtedness to Greece in the second half of 2012. Upon settlement, we expect to incur a statutory loss of $23.1 million. Any decrease in the capital support from our financial guaranty business would have a negative impact on Radian Guaranty’s risk-to-capital position and its ability to remain in compliance with the Statutory RBC Requirements.
We actively manage Radian Guaranty’s risk-to-capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. Radian Group had unrestricted cash and liquid investments of $352.6 million as of June 30, 2012. Since June 30, 2012, we have used an additional $11.8 million of our available liquidity to purchase $12.0 million in principal amount of our 2013 Notes. Our remaining available liquidity may be used to further support Radian Guaranty’s risk-to-capital position. Depending on the extent of our future statutory incurred losses in our regulated mortgage insurance subsidiaries and in Radian Asset Assurance, as well as the level of new insurance written (“NIW”) and other factors, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group. See “Holding Company Liquidity” and “Risks and Uncertainties” below in this Note 1.

In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC states, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, Oregon has indicated that it will not consider our waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Of the remaining 11 RBC States, Radian Guaranty has received waivers or similar relief from the following ten states: Illinois, Kentucky, Wisconsin, Arizona, Missouri, New Jersey, North Carolina, California, Florida and Texas. Radian Guaranty has one remaining application that is pending in Idaho. There can be no assurance: (1) that Radian Guaranty will be granted a waiver in the remaining RBC State; (2) that for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) that for any waiver granted, it will be renewed or extended after its original expiration date, which in the case of certain waivers is December 31, 2012; or (4) regarding what, if any, requirements may be imposed as a condition to the continued effectiveness of such waivers or their renewal or extension, and whether we will be able to comply with any such conditions.
In addition to filing for waivers in the RBC States, we intend to write new first-lien mortgage insurance business in Radian Mortgage Assurance Inc. (“RMAI”), in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. RMAI is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states.
In February 2012, RMAI received approvals from the GSEs to write new mortgage insurance business in any RBC State where Radian Guaranty would be prohibited from writing new business if it were not in compliance with the state’s Statutory RBC Requirement without a waiver or other similar relief. As noted below, these approvals are temporary (the Fannie Mae approval expires on December 31, 2013, and the Freddie Mac approval expires on December 31, 2012) and may be revoked at any time. The GSE approvals are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation: minimum capital and liquidity requirements; a maximum risk-to-capital ratio of 20 to 1 for RMAI; restrictions on the payment of dividends; and requirements governing the manner in which Radian Guaranty and RMAI conduct affiliate transactions. See “Risks and Uncertainties” below in this Note 1.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

It is also possible that if Radian Guaranty were not able to comply with the Statutory RBC Requirements of one or more states, the insurance regulatory authorities in states other than the RBC States could prevent Radian Guaranty from continuing to write new business in such non-RBC states. If this were to occur, we would need to seek approval from the GSEs to expand the scope of their approvals to allow RMAI to write business in states other than the RBC States.
Pursuant to the GSE approvals, Radian Group must contribute $50 million in cash or cash equivalents to RMAI upon Radian Guaranty’s breach of a Statutory RBC Requirement such that the use of RMAI is required to continue to write new business in one or more RBC States.
The conditions and restrictions contained in the Freddie Mac approval include, among others, a requirement that Radian Group make contributions to Radian Guaranty so that Radian Guaranty maintains minimum “Liquid Assets” (as defined in the Freddie Mac approval and discussed in further detail below) of $700 million. There can be no assurance that: (1) we will be able to comply with the conditions imposed by the GSEs’ approval for RMAI; (2) the GSEs will not revoke or terminate their approvals, which they generally have the authority to do at any time; (3) the approvals will be renewed or extended after their original expiration date; or (4) additional requirements will not be imposed as a condition to such on-going approvals, including their renewal or extension.
Our existing capital resources may not be sufficient to successfully manage Radian Guaranty’s risk-to-capital ratio. Our ability to utilize waivers and RMAI to allow Radian Guaranty to continue to write business with a risk-to-capital position that is not in compliance with the Statutory RBC Requirements, is subject to conditions that we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions could be necessary, which we may not have the ability to provide.
Regardless of the waivers and the GSEs’ approval of RMAI, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements. Depending on the extent of our future incurred losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group’s available capital to Radian Guaranty and RMAI, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt. See “Holding Company Liquidity” and “Risks and Uncertainties” below in this Note 1.
Holding Company Liquidity
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At June 30, 2012, Radian Group had immediately available, unrestricted cash and liquid investments of $352.6 million. Since June 30, 2012, we have used an additional $11.8 million of our available liquidity to purchase $12.0 million in principal amount of our 2013 Notes. Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of the principal amount remaining of our 2013 Notes; (iv) capital support for our mortgage insurance subsidiaries; (v) potential payments to the IRS resulting from its examination of our 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of ongoing losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We expect to fund Radian Group’s short-term liquidity needs with: (i) existing cash and marketable securities; and (ii) cash received under the expense-sharing arrangements with our subsidiaries. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $57.3 million. For the same period, payments of interest on our long-term debt are expected to be approximately $31.4 million. These amounts are expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, GSE consent is required to modify or amend the expense-sharing agreements. Approximately $26.1 million of future expected corporate expenses and interest payments (approximately $14.4 million for the next 12 months) have been accrued for and paid by certain subsidiaries to Radian Group as of June 30, 2012, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of June 30, 2012, includes these amounts. A portion of these expenses (approximately $15.1 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group. In addition, under the Fannie Mae approval for RMAI, Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or RMAI to Radian Group pursuant to the terms of the expense-sharing arrangements among these entities. Pursuant to the terms of our expense-sharing arrangements, any interest expense payments from Radian Guaranty or RMAI to Radian Group for the next twelve months are expected to be immaterial.
Repayment of 2013 Notes. Since December 31, 2011, we have purchased $170.6 million of principal amount of our outstanding 2013 Notes ($158.7 million as of June 30, 2012) and $79.4 million of principal amount of our 2013 Notes currently remains outstanding. We may from time to time, seek to redeem or purchase, prior to maturity, some or all of the remaining 2013 Notes in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow.
Capital Support for Subsidiaries.  In light of on-going losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty’s ability to continue writing insurance in those states that impose certain risk-based capital requirements and to maintain approvals by the GSEs for RMAI as an eligible insurer in certain states. Radian Guaranty’s risk-to-capital ratio was 21.0 to 1 as of June 30, 2012. Based on our current projections, we expect Radian Guaranty’s risk-to-capital ratio to increase. Absent any further risk-to-capital support, we expect Radian Guaranty to exceed the 25 to 1 risk-to-capital ratio requirement and other Statutory RBC Requirements during the second half of 2012. Depending on the extent of our future mortgage insurance losses along with other factors, the amount of capital contributions that may be required to maintain compliance with applicable risk-based capital requirements could be significant and could exceed all of Radian Group’s remaining available liquidity. See “Insurance Regulatory—Capital Requirements” above in this Note 1.
Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently are operating at or near minimum capital levels and have required, and in the future may continue to require, additional capital contributions from Radian Group.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Group and Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) are parties to an Assumption and Indemnification Agreement with regard to certain proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) currently held by CMAC of Texas. This indemnification was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise may have been required as a result of our remeasurement of uncertain tax positions related to the portfolio of REMIC residual interests. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS, and we are currently contesting the proposed adjustments related to the REMICs.
Dividends. Our quarterly common stock dividend is $0.0025 per share, and based on our current outstanding common stock, we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary, any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that we expect to make during the next twelve months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, GSE consent is required to modify or amend the tax-sharing agreement.
Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million in principal amount due in 2015 and $450 million in principal amount due in 2017; (ii) potential additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the IRS resulting from its examination of our 2000 through 2007 tax years, which may not be resolved in the next 12 months. We may, from time to time, seek to redeem or purchase, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. At this time, we cannot determine the timing or amount of any potential purchases, which will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
As of the balance sheet date, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses (“NOLs”) that could not be carried back and utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOL on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
We expect to fund the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) potential private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under expense-sharing arrangements with our subsidiaries; (iv) the potential sale of assets; and (v) dividends from our subsidiaries, to the extent available. See “Risks and Uncertainties” below in this Note 1.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Freddie Mac Approval
Pursuant to the Freddie Mac approval of RMAI as a special purpose mortgage insurer, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty, as defined in the Freddie Mac approval, are at least $700 million throughout the term of the approval. As defined in the Freddie Mac approval, “Liquid Assets” are equal to the sum of (i) aggregate cash and cash equivalents, and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”); (b) securities rated single A or higher by either Moody’s Investor Service, Standard & Poor’s Rating System or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of June 30, 2012, Radian Guaranty's Liquid Assets under the Freddie Mac approval were approximately $1.3 billion. Although we do not expect that Radian Guaranty’s Liquid Assets will fall below $700 million before December 31, 2012, we do expect the amount of Radian Guaranty's Liquid Assets to continue to decline materially throughout 2012 (and potentially thereafter) as Radian Guaranty’s claim payments and other uses of cash continue to exceed cash generated from operations. In the event Radian Guaranty's Liquid Assets are projected to fall below $700 million, Radian Guaranty maintains significant additional investments that may be converted into Liquid Assets to ensure ongoing compliance with the Freddie Mac approval.
Risks and Uncertainties
Radian Group and its subsidiaries are subject to risks and uncertainties that could affect amounts reported in our financial statements in future periods. Adverse business and economic conditions have resulted in incurred losses that have reduced our insurance subsidiaries’ statutory capital, requiring contributions that have reduced holding company liquidity. Further, statutory capital requirements are subject to regulatory discretion and approval. Our future performance and financial condition are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimates and forward-looking statements, including but not limited to, the following:

•
Potential adverse effects of the failure or significant delay of the U.S. economy to fully recover from the most recent recession and prolonged economic downturn, including ongoing high unemployment, uncertainty in the housing, municipal, foreign sovereign and related credit markets, which could increase our mortgage insurance or financial guaranty losses beyond existing expectations. (See Notes 8, 9 and 10).

•
Potential adverse effects if there are adverse developments with respect to our estimates related to the likelihood, magnitude and timing of losses in connection with establishing loss reserves or premium deficiency reserves for our mortgage insurance or financial guaranty businesses. (See Notes 8, 9 and 10).

•
Potential adverse effects on us if the capital and liquidity levels of Radian Group or our regulated subsidiaries’ statutory capital levels are deemed inadequate to support current business operations and strategies.

•
Potential adverse effects if Radian Guaranty’s regulatory risk-based capital position fails to comply with applicable state statutory or regulatory risk-based capital requirements, including if waivers or similar relief from the states that impose such statutory or regulatory risk-based capital requirements are not obtained or renewed, or are revoked. These risks include the possibility that: (i) insurance regulators or the GSEs may limit or cause Radian Guaranty to cease writing new mortgage insurance; (ii) the GSEs may terminate or otherwise restrict Radian Guaranty’s or RMAI’s eligibility to insure loans purchased by the GSEs; (iii) Radian Guaranty’s customers may decide not to insure loans with Radian Guaranty or may otherwise limit the type or amount of business done with Radian Guaranty; and (iv) state or federal regulators could pursue regulatory actions or proceedings, including possible supervision or receivership actions, against us in the future. (See Note 14 for additional information regarding our statutory capital).

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
Factors adversely affecting Radian Group’s capital and liquidity that could cause Radian Group to have insufficient sources of capital and liquidity to meet all of its expected obligations in the near-term, including $79.4 million of principal amount currently outstanding on our 2013 Notes that mature in February 2013, our failure to estimate accurately the likelihood and potential effects of the various risks and uncertainties described in this report and our other filings with the SEC, as well as potential regulatory, legal or other changes to our tax- or expense-allocation agreements among Radian Group and its subsidiaries.

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

•
Potential adverse effects on our businesses as a result of the implementation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act securitization provisions or “qualified mortgages” for purposes of the “ability to repay” provisions of the Dodd-Frank Act, and potential obligations to register as a “Major Security-Based Swap Participant” or to post collateral with respect to our existing insured derivatives portfolio.

•
Our businesses have been significantly affected by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies, and the Federal Housing Authority remains our primary competitor outside of the private mortgage insurance industry. The GSEs’ federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-loan-to-value (“LTV”) mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including pursuing new products for purchasing high-LTV loans that are not insured by private mortgage insurance, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In September 2008, the Federal Housing Finance Agency was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The continued role of the conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business.

Management believes that it will be able to maintain adequate liquidity to meet Radian Group’s short-term liquidity needs, and accordingly, management has prepared these financial statements on the basis that Radian Group will continue to operate as a going concern. However, in light of the risks and uncertainties mentioned above, we may be unable to continue to execute on our plan as discussed above under “Capital Preservation and Liquidity Management Initiatives,” which could have a material adverse effect on our financial position (including holding company liquidity), statutory capital, results of operations and cash flows. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects, financial condition and our ability to continue as a going concern.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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
Summarized financial information concerning our operating segments, as of and for the periods indicated, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Mortgage Insurance
Net premiums written—insurance	$182,518	$164,194	$379,371	$345,040
Net premiums earned—insurance	$170,763	$164,325	$344,214	$350,459
Net investment income	17,608	24,853	35,619	51,686
Net gains on investments	26,662	27,425	58,840	45,187
Net impairment losses recognized in earnings	—	(11)	—	(11)
Change in fair value of derivative instruments	(52)	258	(31)	(136)
Net gains (losses) on other financial instruments	42	(631)	(667)	1,835
Gain on sale of affiliate	—	—	—	—
Other income	1,304	1,124	2,648	2,524
Total revenues	216,327	217,343	440,623	451,544
Provision for losses	208,078	269,992	442,807	683,965
Change in reserve for premium deficiency	559	(3,102)	539	(4,485)
Policy acquisition costs	7,890	8,601	16,536	18,817
Other operating expenses	31,272	33,913	67,537	68,050
Interest expense	1,723	146	3,445	9,935
Total expenses	249,522	309,550	530,864	776,282
Equity in net (loss) income of affiliates	—	—	—	—
Pretax loss	(33,195)	(92,207)	(90,241)	(324,738)
Income tax (benefit) provision	(10,209)	5,374	(22,008)	8,875
Net loss	$(22,986)	$(97,581)	$(68,233)	$(333,613)
Cash and investments	$3,176,027	$3,334,789
Deferred policy acquisition costs	44,240	44,509
Total assets	3,388,524	3,688,720
Unearned premiums	290,880	191,737
Reserve for losses and LAE	3,155,343	3,268,582
VIE debt	7,500	56,239
Derivative liabilities	—	—

NIW (in millions)	$8,335	$2,280	$14,800	$4,866

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Financial Guaranty
Net premiums written—insurance	$(586)	$(11,416)	$(119,761)	$(9,513)
Net premiums earned—insurance	$16,016	$24,609	$9,930	$41,498
Net investment income	13,269	18,970	29,971	34,377
Net (losses) gains on investments	(243)	16,811	35,038	36,484
Net impairment losses recognized in earnings	—	—	—	—
Change in fair value of derivative instruments	(33,072)	188,468	(105,850)	432,754
Net (losses) gains on other financial instruments	(61,904)	5,678	(79,047)	78,463
Gain on sale of affiliate	7,708	—	7,708	—
Other income	91	72	187	120
Total revenues	(58,135)	254,608	(102,063)	623,696
Provision for losses	2,790	(6,426)	34,215	6,974
Change in reserve for premium deficiency	—	—	—	—
Policy acquisition costs	2,915	5,786	22,315	9,701
Other operating expenses	8,921	12,041	22,810	24,123
Interest expense	10,858	15,933	23,284	23,168
Total expenses	25,484	27,334	102,624	63,966
Equity in net (loss) income of affiliates	(2)	—	(13)	65
Pretax (loss) income	(83,621)	227,274	(204,700)	559,795
Income tax provision (benefit)	12,652	(7,422)	15,558	(13,939)
Net (loss) income	$(96,273)	$234,696	$(220,258)	$573,734
Cash and investments	$2,137,956	$2,703,740
Deferred policy acquisition costs	55,146	94,417
Total assets	2,643,006	3,240,076
Unearned premiums	297,551	438,076
Reserve for losses and LAE	94,937	75,042
VIE debt	100,333	337,501
Derivative liabilities	219,960	313,708
A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Consolidated
Net (loss) income:
Mortgage Insurance	$(22,986)	$(97,581)	$(68,233)	$(333,613)
Financial Guaranty	(96,273)	234,696	(220,258)	573,734
Total	$(119,259)	$137,115	$(288,491)	$240,121

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

(In millions)	June 30, 2012		December 31, 2011
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$12.5		$15.4
NIMS related and other	1.7		1.8
Total derivative assets	14.2		17.2
Derivative liabilities:
Financial Guaranty credit derivative liabilities	144.6		106.5
Financial Guaranty VIE derivative liabilities	75.4	(1)	19.5
Total derivative liabilities	220.0		126.0
Total derivative liabilities, net	$205.8		$108.8
________________

(1)	As a result of the Commutation Transactions described in Note 1, we established a VIE during the quarter ended June 30, 2012. See Note 5 for further details.
The notional value of our derivative contracts at June 30, 2012 and December 31, 2011, was $25.8 billion and $36.5 billion, respectively.
The components of the (losses) gains included in change in fair value of derivative instruments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Statements of Operations
Net premiums earned—derivatives	$7.3	$10.5	$15.9	$21.4
Financial Guaranty credit derivatives	(39.2)	181.9	(119.4)	416.5
Financial Guaranty VIE derivatives	(1.2)	(4.0)	(2.4)	(4.9)
NIMS related and other	—	0.3	—	(0.4)
Change in fair value of derivative instruments	$(33.1)	$188.7	$(105.9)	$432.6
The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying ABS. Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk and consequently, changes in the market’s perception of our non-performance risk also result in gains and losses on our derivative instruments. Any incurred gains or losses (which include any claim payments) on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments in our mortgage insurance and financial guaranty businesses are based on assumptions and estimates that are inherently subject to risk and uncertainty, our fair value amounts could vary significantly from period to period. See Note 4 for information on our fair value of financial instruments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows selected information about our derivative contracts:

($ in millions)	June 30, 2012
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	—	$—	$1.7
Corporate CDOs	52	20,241.4	0.8
Non-Corporate CDOs and other derivative transactions:
TruPs	13	1,147.1	(9.9)
CDOs of commercial mortgage-backed securities (“CMBS”)	4	1,831.0	(58.0)
Other:
Structured finance	8	719.1	(26.7)
Public finance	23	1,438.5	(22.6)
Total Non-Corporate CDOs and other derivative transactions	48	5,135.7	(117.2)
Assumed financial guaranty credit derivatives:
Structured finance	36	239.2	(14.6)
Public finance	8	129.5	(1.1)
Total Assumed	44	368.7	(15.7)
Financial Guaranty VIE derivative liabilities (2)	1	75.4	(75.4)
Grand Total	145	$25,821.2	$(205.8)
 ________________

(1)
Represents NIMS derivative assets related to consolidated NIMS VIEs. Also includes common stock warrants. Because none of these investments represent financial guaranty contracts that we issued, they cannot become liabilities, and therefore, do not represent additional par exposure.

(2)
Represents the fair value of a CDS included in a VIE which we consolidate relating to the Terminated TruPs CDOs. The assets in the VIE represent the only funds available to pay the CDS Counterparty for amounts due under the contract; therefore, the notional exposure presented for the CDS is limited to the current trust assets. See Notes 1 and 5 for information on the underlying reference securities and on our maximum exposure to loss from this consolidated financial guaranty transaction.

4. Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information reasonably available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, changes in credit spreads and benchmark interest rates, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. Fair value is defined as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty, or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs. There were no significant changes to our fair value methodologies during the six months ended June 30, 2012.

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
The following table quantifies the impact of our non-performance risk on our derivative assets and liabilities (in aggregate by type, excluding assumed financial guaranty derivatives) and VIE liabilities presented in our condensed consolidated balance sheets. Radian Group’s five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the instrument.

(In basis points)	June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
Radian Group’s five-year CDS spread	1,780	2,732	968	465

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk June 30, 2012	Impact of Radian Non-Performance Risk June 30, 2012	Fair Value (Asset) Liability Recorded June 30, 2012
Product
Corporate CDOs	$258.4	$259.2	$(0.8)
Non-Corporate CDO-related (1)	915.0	797.8	117.2
NIMS-related (2)	13.0	7.2	5.8
Total	$1,186.4	$1,064.2	$122.2

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related (1)	1,520.2	1,405.3	114.9
NIMS-related (2)	17.4	9.6	7.8
Total	$2,000.7	$1,872.9	$127.8
 ________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities, and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Group’s five-year CDS spread at June 30, 2012, implies a market view that there is a 70.0% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011. The cumulative impact attributable to the market’s perception of our non-performance risk decreased by $808.7 million during the first six months of 2012, as presented in the table above. This decrease was primarily the result of the tightening of Radian Group’s CDS spreads during this period.
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
The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation technique(s) and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2011. For a complete understanding of those valuation techniques and inputs used as of June 30, 2012, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment necessary, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy. For fair value measurements categorized within Level III of the fair value hierarchy, we use certain significant unobservable inputs in estimating fair value. Those inputs primarily relate to the probability of default, the expected loss upon default, and our own non-performance risk as it relates to our liabilities. The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of June 30, 2012:

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(In millions)	Fair Value June 30, 2012 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Investments:
State and municipal obligations	$19.6	Discounted cash flow	Discount rate			8.9%
			Expected loss			19.0%
Other investments	75.4	Discounted cash flow	Discount rate			2.3%
			Expected loss			—%
Level III Derivative Assets:
Corporate CDOs	9.4	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	0.2%	-	4.2%
			Own credit spread (2)	12.7%	-	22.6%
CDOs of CMBS	1.4	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	12.7%	-	22.6%
TruPs CDOs	1.5	Discounted cash flow	Principal recovery			55.0%
			Principal recovery (stressed)			50.0%
			Probability of conditional liquidity payment	0.4%	-	32.0%
			Own credit spread (2)	12.7%	-	22.6%
NIMS derivative assets	1.7	Discounted cash flow	NIMS credit spread			43.0%
			Own credit spread			22.9%
Level III Derivative Liabilities:
Corporate CDOs	8.6	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	0.2%	-	4.2%
			Own credit spread (2)	12.7%	-	22.6%
CDOs of CMBS	59.4	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	12.7%	-	22.6%
TruPs CDOs and TruPs-related VIE liabilities	86.8	Discounted cash flow	Principal recovery			55.0%
			Principal recovery (stressed)			50.0%
			Probability of conditional liquidity payment	0.4%	-	32.0%
			Own credit spread (2)	—%	-	22.6%
Other non-corporate CDOs and derivative transactions	65.0	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	12.7%	-	22.6%
Level III VIE Liabilities:
NIMS VIE	7.5	Discounted cash flow	NIMS credit spread			43.0%
			Own credit spread (2)	15.1%	-	23.4%
____________________

(1)
Excludes certain assets and liabilities for which we do not develop quantitative unobservable inputs. The fair value estimates for these assets and liabilities are developed using third-party pricing information, generally without adjustment.

(2)	Represents the range of our CDS spread that a typical market participant might use in the valuation analysis based on the remaining term of the investment.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The significant unobservable inputs in the fair value measurement of our investment securities noted above include an interest rate used to discount the projected cash flows and an expected loss assumption. This expected loss assumption generally represents the principal shortfall we expect on our security as a result of the obligor’s failure to pay. In addition, our other invested assets include a guaranteed investment contract for which the Counterparty’s non-performance risk is considered in the discount rate. Significant increases (decreases) in either the discount rates or loss estimates in isolation would result in a lower (higher) fair value measurement. Changes in these assumptions are independent and may move in either similar or opposite directions.
The significant unobservable inputs used in the fair value measurement of our derivative assets, derivative liabilities and VIE debt relate primarily to projected losses. In addition, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, if applicable, as discussed below.
For our corporate CDOs, we estimate the correlation of the default probability between the corporate entities and Radian—the higher the correlation percentage, the higher the probability that both the corporate entities and Radian will default together. In addition, a widening of the average credit spread increases the expected loss for our transactions, and therefore, increases the related liability.
For our CDOs of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating, and then we estimate losses by applying a correlation factor. Because we own the senior tranche, an increase in this factor generally increases the expected loss for our transactions, and therefore increases our related liability.
For our TruPs CDOs, the performance of each underlying reference obligation is measured by a standard and distressed pricing, which indicates the expected principal recovery. An increase in the standard and stressed principal recovery decreases the loss severity of the transaction, and therefore, in isolation, decreases the related liability. We also assign these transactions a probability that we will be required to pay a conditional liquidity claim, which generally would increase our related liability. For our TruPs-related VIE liabilities, the fair value is estimated using similar inputs as in the estimated fair value of our TruPs CDOs, except there is no non-performance risk adjustment as the derivative liability is limited to the segregated assets already held by the VIE.
For our other non-corporate CDOs, we utilize the internal credit rating, average remaining life, and current par outstanding for each transaction to project both expected losses and an internally developed risk-based capital amount. An increase in the average remaining life typically increases the expected loss of the transactions, and therefore, increases our related liability. An upgrade (downgrade) in the internal credit rating typically decreases (increases) the expected loss of the transactions, and therefore, decreases (increases) our related liability.
For all fair value measurements where we project our non-performance risk, including VIE debt, we utilize our own credit spread as the best available indicator of the market’s perception of our non-performance risk. In isolation, a widening (tightening) of this credit spread typically decreases (increases) our related liability. The assumption used to project our own non-performance risk is independent from the other unobservable inputs used in our fair value measurements. The net impact on our reported assets and liabilities from increases or decreases in our own credit spread and from increases or decreases in other unobservable inputs depends upon the magnitude and direction of the changes in each input; such changes may result in offsetting effects to our recorded fair value measurements, or they may result in directionally similar impacts, which may be material.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2012, our total Level III assets were approximately 4.1% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of June 30, 2012:

	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$235.2	$717.5	$—	$952.7
State and municipal obligations	—	834.4	19.6	854.0
Money market instruments	468.9	—	—	468.9
Corporate bonds and notes	—	836.0	—	836.0
Residential mortgage-backed securities (“RMBS”)	—	968.7	—	968.7
CMBS	—	185.2	—	185.2
CDO	—	—	—	—
Other ABS	—	128.9	4.8	133.7
Foreign government securities	—	109.1	—	109.1
Hybrid securities	—	353.9	—	353.9
Equity securities (1)	94.5	156.0	2.0	252.5
Other investments (2)	—	2.4	76.5	78.9
Total Investments at Fair Value (3)	798.6	4,292.1	102.9	5,193.6
Derivative Assets	—	—	14.2	14.2
Other Assets (4)	—	—	100.7	100.7
Total Assets at Fair Value	$798.6	$4,292.1	$217.8	$5,308.5
Derivative Liabilities	$—	$—	$220.0	$220.0
VIE debt (5)	—	—	107.8	107.8
Total Liabilities at Fair Value	$—	$—	$327.8	$327.8
 ______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.7 million) and short-term CDs ($1.7 million) included within Level II, and lottery annuities ($1.1 million) and a guaranteed investment contract held by a consolidated VIE ($75.4 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($2.5 million) and certain other invested assets ($59.1 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($7.5 million) and amounts related to financial guaranty VIEs ($100.3 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2011:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$386.9	$723.6	$—	$1,110.5
State and municipal obligations	—	985.0	62.5	1,047.5
Money market instruments	723.2	—	—	723.2
Corporate bonds and notes	—	700.5	—	700.5
RMBS	—	884.7	45.5	930.2
CMBS	—	190.4	35.4	225.8
CDO	—	—	5.5	5.5
Other ABS	—	97.0	2.9	99.9
Foreign government securities	—	102.9	—	102.9
Hybrid securities	—	341.5	4.8	346.3
Equity securities (1)	116.0	152.4	0.8	269.2
Other investments (2)	—	151.6	6.8	158.4
Total Investments at Fair Value (3)	1,226.1	4,329.6	164.2	5,719.9
Derivative Assets	—	0.2	17.0	17.2
Other Assets (4)	—	—	104.0	104.0
Total Assets at Fair Value	$1,226.1	$4,329.8	$285.2	$5,841.1
Derivative Liabilities	$—	$—	$126.0	$126.0
VIE debt (5)	—	—	228.2	228.2
Total Liabilities at Fair Value	$—	$—	$354.2	$354.2
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising short-term commercial paper within Committed Preferred Custodial Trust Securities (“CPS”) trusts ($150.0 million) and short-term CDs ($1.6 million) included within Level II, and lottery annuities ($1.6 million) and TruPs held by consolidated VIEs ($5.2 million) included within Level III.

(3)
Does not include fixed-maturities held to maturity ($2.6 million) and other invested assets ($61.0 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($9.4 million) and amounts related to financial guaranty VIEs ($218.8 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2012:

(In millions)	Beginning Balance at April 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements		Transfers Into (Out of) Level III (2)	Ending Balance at June 30, 2012
Investments:
State and municipal obligations	$58.1	$(10.7)	$—	$—	$—	$—		$(27.8)	$19.6
RMBS	51.2	(0.1)	—	—	—	51.1		—	—
CMBS	24.0	—	—	—	—	24.0		—	—
CDO	6.4	—	—	—	—	6.4		—	—
Other ABS	3.7	—	5.2	—	—	4.1		—	4.8
Hybrid securities	0.2	—	0.1	—	—	—		(0.3)	—
Equity securities	2.1	(0.1)	—	—	—	—		—	2.0
Other investments	7.1	0.4	75.0	—	—	6.0		—	76.5
Total Level III Investments	152.8	(10.5)	80.3	—	—	91.6		(28.1)	102.9
NIMS derivative assets	1.7	—	—	—	—	—		—	1.7
Other assets	101.3	5.9	—	—	—	6.5		—	100.7
Total Level III Assets	$255.8	$(4.6)	$80.3	$—	$—	$98.1		$(28.1)	$205.3
Derivative liabilities, net	$187.7	$(33.1)	$—	$—	$—	$13.3		$—	$207.5
VIE debt	255.2	(68.4)	—	—	—	215.8	(3)	—	107.8
Total Level III Liabilities, net	$442.9	$(101.5)	$—	$—	$—	$229.1		$—	$315.3
_______________________

(1)
Includes unrealized gains (losses) for the quarter ended June 30, 2012, relating to assets and liabilities still held at June 30, 2012, as follows: $0.4 million for investments, $3.2 million for other assets, $(56.8) million for derivative liabilities, and $(3.8) million for VIE debt.

(2)
Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period. During the period pricing from a third-party pricing source became available for one bond, accounting for a majority of the transfer out of Level III and into Level II.

(3)	Primarily represents the settlement of our CDO of ABS.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2012:

(In millions)	Beginning Balance at January 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements		Transfers Into (Out of) Level III (2)	Ending Balance at June 30, 2012
Investments:
State and municipal obligations	$62.5	$(4.0)	$—	$—	$—	$11.1		$(27.8)	$19.6
RMBS	45.5	6.1	—	—	—	51.6		—	—
CMBS	35.4	(11.4)	—	—	—	24.0		—	—
CDO	5.5	0.8	—	—	—	6.3		—	—
Other ABS	2.9	0.8	5.2	—	—	4.1		—	4.8
Hybrid securities	4.8	0.1	0.1	4.9	—	—		(0.1)	—
Equity securities	0.8	0.5	—	—	—	—		0.7	2.0
Other investments	6.8	1.2	75.0	0.5	—	6.0		—	76.5
Total Level III Investments	164.2	(5.9)	80.3	5.4	—	103.1		(27.2)	102.9
NIMS derivative assets	1.6	—	0.1	—	—	—		—	1.7
Other assets	104.0	9.3	—	—	—	12.6		—	100.7
Total Level III Assets	$269.8	$3.4	$80.4	$5.4	$—	$115.7		$(27.2)	$205.3
Derivative liabilities, net	$110.6	$(105.9)	$—	$—	$—	$9.0		$—	$207.5
VIE debt	228.2	(104.4)	—	—	—	224.8	(3)	—	107.8
Total Level III Liabilities, net	$338.8	$(210.3)	$—	$—	$—	$233.8		$—	$315.3
_______________________

(1)
Includes unrealized gains (losses) for the six months ended June 30, 2012, relating to assets and liabilities still held at June 30, 2012, as follows: $1.0 million for investments, $3.8 million for other assets, $(140.2) million for derivative liabilities, and $(4.9) million for VIE debt.

(2)
Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period. During the period pricing from a third-party pricing source became available for one bond, accounting for a majority of the transfer out of Level III and into Level II.

(3)	Primarily represents the settlement of our CDO of ABS.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2011:

(In millions)	Balance at April 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at June 30, 2011
Investments:
State and municipal obligations	$23.2	$0.4	$—	$—	$—	$—	$—	$23.6
RMBS	55.3	7.6	—	1.6	—	(0.1)	—	61.4
CMBS	24.0	5.4	—	—	—	—	—	29.4
CDO	4.1	(0.3)	—	(0.1)	—	—	—	3.9
Other ABS	4.7	(2.7)	—	—	—	—	—	2.0
Hybrid securities	—	0.6	—	—	—	—	(0.6)	—
Equity securities	4.3	(0.7)	2.1	0.1	—	—	—	5.6
Other investments	3.9	1.9	—	—	—	—	—	5.8
Total Level III Investments	119.5	12.2	2.1	1.6	—	(0.1)	(0.6)	131.7
NIMS derivative assets	9.0	0.4	—	—	—	4.7	—	4.7
Other assets	106.3	14.4	—	—	—	7.0	—	113.7
Total Level III Assets	$234.8	$27.0	$2.1	$1.6	$—	$11.6	$(0.6)	$250.1
Derivative liabilities, net	$472.2	$188.3	$—	$—	$—	$(7.6)	$—	$291.5
VIE debt	373.0	(44.0)	—	—	—	23.3	—	393.7
Total Level III Liabilities, net	$845.2	$144.3	$—	$—	$—	$15.7	$—	$685.2
_______________________

(1)
Includes unrealized gains (losses) for the quarter ended June 30, 2011, relating to assets and liabilities still held at June 30, 2011, as follows: $10.6 million for investments, $(1.5) million for NIMS derivative assets, $11.2 million for other assets, $173.4 million for derivative liabilities, and $(9.8) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2011:

(In millions)	Beginning Balance at January 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at June 30, 2011
Investments:
State and municipal obligations	$23.2	$0.4	$—	$—	$—	$—	$—	$23.6
RMBS	52.5	11.6	—	1.6	—	1.1	—	61.4
CMBS	23.0	6.4	—	—	—	—	—	29.4
CDO	2.4	1.3	—	(0.1)	—	(0.1)	—	3.9
Other ABS	3.3	(1.3)	—	—	—	—	—	2.0
Hybrid securities	—	(0.1)	0.7	—	—	—	(0.6)	—
Equity securities	2.9	(0.3)	3.2	0.2	—	—	—	5.6
Other investments	4.6	2.0	—	0.5	—	0.3	—	5.8
Total Level III Investments	111.9	20.0	3.9	2.2	—	1.3	(0.6)	131.7
NIMS derivative assets	11.7	(2.0)	0.1	—	—	4.7	(0.4)	4.7
Other assets	109.7	18.3	—	—	—	14.3	—	113.7
Total Level III Assets	$233.3	$36.3	$4.0	$2.2	$—	$20.3	$(1.0)	$250.1
Derivative liabilities, net	$709.1	$433.0	$—	$—	$—	$(15.4)	$—	$291.5
VIE debt	520.1	28.9	—	—	—	97.5	—	393.7
Total Level III Liabilities, net	$1,229.2	$461.9	$—	$—	$—	$82.1	$—	$685.2
_______________________

(1)
Includes unrealized gains (losses) for the six months ended June 30, 2011, relating to assets and liabilities still held at June 30, 2011, as follows: $18.1 million for investments, $(2.1) million for NIMS derivative assets, $12.0 million for other assets, $399.1 million for derivative liabilities, and $(17.1) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
There were no investment transfers between Level I and Level II during the first six months of 2012 or 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	June 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity (1)	$2.5	$2.5	$2.6	$2.7
Other invested assets (1)	59.1	64.8	61.0	62.8
Liabilities:
Long-term debt (1)	666.8	523.2	818.6	471.3
Non-derivative financial guaranty liabilities (2)	280.4	314.0	342.3	425.7
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.

5. VIEs
The following additional information relates to our consolidated and unconsolidated VIEs.
Financial Guaranty Insurance Contracts
Our interests in VIEs for which we are not the primary beneficiary may be accounted for as insurance, reinsurance or credit derivatives. For insurance and reinsurance contracts, we record reserves for losses and LAE, and for derivative interests, we record cumulative changes in fair value as a derivative asset or liability. The underlying collateral in the VIEs includes manufactured housing loans and other financial assets held by a VIE and repackaged into securities or similar beneficial interests.
In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, such as performance tests and triggers, servicer termination events and events of default, that, should they occur, may provide us with additional control rights over the VIE. The occurrence of these events would cause us to reassess our initial determination of whether we are the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE would also cause us to reassess our determination of whether we are the primary beneficiary of a VIE. Since many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above, additional VIEs may be consolidated by us if these events occur.
As a result of the Commutation Transactions described in Note 1, we have de-consolidated the CDO of ABS VIE, and we have consolidated the LPV VIE that was formed upon execution of the Commutation Transactions.
For GAAP accounting purposes, we evaluated the LPV (a VIE) to determine if we would be considered the primary beneficiary of the VIE. We have the obligation to absorb the majority of the VIE’s losses and the right to receive the majority of any remaining funds through our residual interest agreement. In addition, we have the ability to impact the activities of the VIE in certain limited ways that could impact the economic performance of this VIE. As a result of these obligations and rights, we have concluded that we are the primary beneficiary of the VIE. The consolidated assets of the LPV primarily consist of a guaranteed investment contract that is presented within other invested assets, which would be used to settle any obligations of this VIE under the Residual CDS. The Residual CDS represents the liability of the VIE, for which the counterparty does not have recourse to our general credit for this consolidated liability. The residual CDS held by the LPV is carried at fair value and we have also elected to carry the investments at fair value.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We also consolidate the assets and liabilities associated with two other financial guaranty transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Prior to their consolidation, these transactions had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of June 30, 2012.
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

	Consolidated		Unconsolidated
(In millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Balance Sheet:
Trading securities	$—	$94.5	$—	$—
Other invested assets	75.4	—	—	—
Derivative assets	—	—	2.9	4.1
Premiums receivable	—	—	3.2	3.6
Other assets	100.7	105.9	—	—
Unearned premiums	—	—	3.3	3.8
Reserve for losses and LAE	—	—	14.5	7.9
Derivative liabilities	75.4	19.5	119.3	79.5
VIE debt—at fair value	100.3	218.8	—	—
Accounts payable and accrued expenses	0.4	0.5	—	—

Maximum exposure (1)	125.8	580.0	5,224.5	6,126.3
_______________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which include an adjustment for our non-performance risk, as applicable. For those VIEs that have recourse to our general credit, the maximum exposure is based on the net par amount of our insured obligation. For any VIEs that do not have recourse to our general credit, the maximum exposure is generally based on the recorded net assets of the VIE, as of the reporting date.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Consolidated		Unconsolidated
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Statement of Operations:
Premiums earned	$—	$—	$0.9	$1.6
Net investment income	2.4	4.1	—	—
Net (loss) gain on investments	(2.9)	20.0	—	—
Change in fair value of derivative instruments—(loss) gain	(2.4)	(4.9)	(114.4)	330.0
Net (loss) gain on other financial instruments	(92.5)	45.3	—	—
Provision for losses—increase	—	—	5.7	(0.1)
Other operating expenses	1.3	1.5	—	—

Net Cash (Outflow) Inflow	(134.8)	0.4	(71.8)	3.8

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In total, our net cash outflow related to NIMS during 2012 has been primarily as a result of claim payments. We have two remaining NIMS transactions, which mature in December 2013 and May 2035, respectively. The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated NIMS VIEs:

(In millions)	June 30, 2012	December 31, 2011
Balance Sheet:
Derivative assets	$1.7	$1.6
VIE debt—at fair value	7.5	9.4

Maximum exposure (1)	14.1	18.5
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

	Six Months Ended June 30,
(In millions)	2012	2011
Statement of Operations:
Net investment income	$0.3	$0.3
Change in fair value of derivative instruments—loss	—	(1.5)
Net (loss) gain on other financial instruments	(2.5)	1.8

Net Cash Outflow	4.4	78.1

Put Options on CPS
In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions all of the face amount of the CPS issued by the custodial trusts. During the first quarter of 2012, the trusts were converted to corporations that are now wholly-owned consolidated subsidiaries of Radian Group. Prior to the conversion of the trusts to corporations, these trusts had been accounted for as VIEs and our involvement with these VIEs had included the payment of a put premium representing the spread between the investment income of the custodial trusts and amounts payable to CPS holders and other fees and expenses payable by the custodial trusts, which had typically not been material. Radian Asset Assurance ceased payment of the put premiums thereby eliminating the premium associated with the purchased CPS, the put options, and consequently the variability in the VIE. In addition, as a result of eliminating the put options, the assets of the trusts were liquidated and reinvested by the newly formed corporations.
As of December 31, 2011, the amount of short-term investments and our maximum exposure for this VIE were $150 million, respectively. The maximum exposure was based on our carrying amounts of the investments. The amount of income and expense associated with these trusts was immaterial during the first six months of 2012 and 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	June 30, 2012
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$2,470	$2,524	$59	$5
	$2,470	$2,524	$59	$5
Fixed-maturities available for sale:
U.S. government and agency securities	$10,957	$13,683	$2,726	$—
State and municipal obligations	42,971	42,930	696	737
Corporate bonds and notes	16,232	16,329	637	540
RMBS	56	58	3	1
CMBS	244	244	2	2
Other ABS	1,019	1,173	154	—
Other investments	1,021	1,099	78	—
	$72,500	$75,516	$4,296	$1,280
Equity securities available for sale (1)	$88,768	$108,381	$19,613	$—
Total debt and equity securities	$163,738	$186,421	$23,968	$1,285
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($94.5 million fair value) and various preferred and common stocks invested across numerous companies and industries ($13.9 million fair value).

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	June 30, 2012	December 31, 2011
Trading securities:
U.S. government and agency securities	$703,786	$710,006
State and municipal obligations	811,041	964,748
Corporate bonds and notes	819,654	683,864
RMBS	968,695	928,887
CMBS	184,917	224,180
CDO	—	5,467
Other ABS	132,563	98,729
Foreign government securities (1)	109,128	102,851
Hybrid securities	353,863	346,338
Equity securities	144,112	140,764
Other investments	763	5,225
Total	$4,228,522	$4,211,059
 ______________________

(1)
Our largest concentrations of foreign government securities as of June 30, 2012 and December 31, 2011, were Germany ($27.0 million and $42.6 million fair value, respectively) and Japan ($58.9 million and $28.0 million fair value, respectively). As of June 30, 2012 and December 31, 2011, nearly all of our foreign government securities were rated A or higher by a nationally recognized statistical rating organization. As of June 30, 2012 and December 31, 2011, our trading portfolio included no securities of the six European countries (Portugal, Ireland, Italy, Greece, Spain, and Hungary) whose sovereign and sub-sovereign obligations have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades, or securities of any other countries under similar stress.

The following tables show the gross unrealized losses and fair value of our available for sale and held to maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

June 30, 2012: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	6	$16,495	$742	6	$16,495	$742
Corporate bonds and notes	2	930	28	12	6,266	512	14	7,196	540
RMBS	1	38	1	—	—	—	1	38	1
CMBS	1	90	—	1	77	2	2	167	2
Total	4	$1,058	$29	19	$22,838	$1,256	23	$23,896	$1,285

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

December 31, 2011: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	1	$525	$17	9	$72,653	$4,866	10	$73,178	$4,883
Corporate bonds and notes	6	2,457	97	18	8,902	950	24	11,359	1,047
RMBS	2	354	1	—	—	—	2	354	1
CMBS	—	—	—	1	527	16	1	527	16
Equity securities	1	9,284	869	—	—	—	1	9,284	869
Total	10	$12,620	$984	28	$82,082	$5,832	38	$94,702	$6,816
During the first six months of 2012 and 2011, there were no credit losses recognized in earnings.
At June 30, 2012, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not, that we will not be required to sell the securities before recovery of their cost basis.
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
We have securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of June 30, 2012. For all investment categories, the unrealized losses of 12 months or greater duration as of June 30, 2012, were generally caused by interest rate or credit spread movements since purchase date. As of June 30, 2012, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of June 30, 2012, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2012.
The contractual maturities of fixed-maturity investments are as follows:

	June 30, 2012
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$1,734	$1,784	$3,547	$3,547
Due after one year through five years (1)	431	440	16,975	17,294
Due after five years through ten years (1)	—	—	2,377	2,421
Due after ten years (1)	305	300	48,282	50,779
RMBS (2)	—	—	56	58
CMBS (2)	—	—	244	244
Other ABS (2)	—	—	1,019	1,173
Total	$2,470	$2,524	$72,500	$75,516
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and Other ABS are shown separately, as they are not due at a single maturity date.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. Reinsurance
In our mortgage insurance business, we use reinsurance as a risk management tool to reduce our net risk and strengthen our regulatory risk-to-capital ratio. We have primarily used reinsurance in our financial guaranty business to the extent necessary in specific transactions to comply with applicable single risk limits. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums on risk that we have ceded of $22.7 million and $0.8 million at June 30, 2012 and December 31, 2011, respectively.
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net premiums written-insurance:
Direct	$214,349	$174,008	$418,102	$364,849
Assumed	(1,028)	(11,788)	(88,516)	(10,164)
Ceded	(31,389)	(9,442)	(69,976)	(19,158)
Net premiums written-insurance	$181,932	$152,778	$259,610	$335,527
Net premiums earned-insurance:
Direct	$196,012	$186,640	$388,028	$391,098
Assumed	1,704	12,064	(8,981)	20,694
Ceded	(10,937)	(9,770)	(24,903)	(19,835)
Net premiums earned-insurance	$186,779	$188,934	$354,144	$391,957
In the second quarter of 2012, Radian Guaranty entered into the 2012 Quota Share Reinsurance Transaction. Through the 2012 Quota Share Reinsurance Transaction, Radian Guaranty agreed to cede 20% of its new insurance written beginning with the business written in the fourth quarter of 2011. As of June 30, 2012, the amount ceded pursuant to this transaction was $922.5 million of Radian Guaranty’s RIF. The amount of risk that ultimately may be ceded is expected to be between $1.25 billion and $1.6 billion. At a 25 to 1 risk-to-capital ratio, the equivalent initial capital benefit associated with ceding this amount of risk will be between $50 million and $62.5 million. Radian Guaranty has the ability, at its option, to commute two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for a predefined commutation amount.
Under the 2012 Quota Share Reinsurance Transaction, for the three and six months ended June 30, 2012, ceded premiums written were $25.5 million and ceded premiums earned were $3.1 million. Ceding commissions under this transaction for the three and six months ended June 30, 2012 were $6.4 million.
In the second quarter of 2012, we terminated one of our remaining Smart Home transactions that was scheduled to mature in November 2012. The early termination did not have a material impact on our financial or risk-to-capital position, statutory capital, results of operations or cash flows. The final remaining Smart Home transaction is scheduled to mature in June 2013.
See also Note 1 for the impact of the Assured Transaction, executed in the quarter ended March 31, 2012, on net premiums written and earned.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	June 30, 2012	December 31, 2011
Mortgage insurance reserves	$3,155,343	$3,247,900
Financial guaranty reserves	94,937	63,002
Total reserve for losses and LAE	$3,250,280	$3,310,902
The following table presents information relating to our mortgage insurance reserves for losses and LAE as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$3,230,938	$3,542,797	$3,247,900	$3,524,971
Less reinsurance recoverables (1)	118,071	192,258	151,569	223,254
Balance at beginning of period, net of reinsurance recoverables	3,112,867	3,350,539	3,096,331	3,301,717
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	218,929	246,433	437,274	437,119
Prior years	(10,851)	23,559	5,533	246,846
Total incurred	208,078	269,992	442,807	683,965
Deduct paid claims and LAE related to:
Current year (2)	273	1,364	273	2,201
Prior years	263,174	511,249	481,367	875,563
Total paid	263,447	512,613	481,640	877,764
Balance at end of period, net of reinsurance recoverables	3,057,498	3,107,918	3,057,498	3,107,918
Add reinsurance recoverables (1)	97,845	160,664	97,845	160,664
Balance at end of period	$3,155,343	$3,268,582	$3,155,343	$3,268,582
_________________________

(1)	Related to ceded losses on captive reinsurance transactions, Smart Home and quota share reinsurance transactions.

(2)
Related to underlying defaulted loans with a most recent date of default notice in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Our mortgage insurance loss reserves declined in the second quarter of 2012, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures, and insurance rescissions and claim denials outpaced new default notices received during the quarter, as well as the impact from the aging of our remaining defaults, as described below. Total paid claims declined for the three and six months ended June 30, 2012, from the comparable periods in 2011, driven by an increase in the number of claims received that we are still reviewing for violations of our insurance policies, which has lengthened the claim resolution period and resulted in an increase in rescissions and denials, as well as by delays created by foreclosure moratoriums, servicer issues, and loan modification programs. We cannot be certain of the ultimate impact of these programs on our business or results of operations, or the timing of this impact. Reserves established for new default notices received in the current quarter were the primary driver of our total incurred loss for the three months ended June 30, 2012. In addition, our results for the six months ended June 30, 2012, were impacted by a $39.6 million decrease in our estimated reinsurance recoverable from our Smart Home transactions. This decrease resulted from recent trends of lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur, which has in turn reduced the estimated recovery by the scheduled termination dates of our remaining Smart Home transactions. In the second quarter of 2012, we terminated one of our remaining Smart Home transactions that was scheduled to mature in November 2012. The remaining Smart Home transaction is scheduled to mature in 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For the three and six months ended June 30, 2012, the incurred loss development related primarily to default notices reported in the current year. For the three and six months ended June 30, 2011, the more significant adverse loss development from prior year defaults was driven primarily by an increase in both our actual and estimated reinstatements of policies and claims previously rescinded or denied in prior years, as well as a greater than anticipated impact from the aging of underlying defaulted loans on our default to claim rate.
The aging of defaulted loans and other changes in the composition of our delinquent loan inventory, including the rate of claims being submitted, continued to impact our reserves and incurred losses during the three and six months ended June 30, 2012. Adjustments are made to loss reserves as defaulted loans age, and therefore, are considered to be closer to foreclosure and more likely to result in a claim payment. With continuing declines in home values in certain markets, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates on our more aged delinquent loans, this has resulted in a higher reserve per default. As a consequence, our aggregate weighted average default to claim rate assumption (net of rescissions and denials) used in estimating our reserve for losses was 46% at June 30, 2012, compared to 43% at December 31, 2011. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of June 30, 2012, our default to claim rate estimate excluding pending claims, net of our estimate for insurance rescissions and claim denials, ranged from 20% for insured loans that had missed two to three monthly payments, to 45% for such loans that had missed 12 or more monthly payments.
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
Our reserve for losses includes the impact of our estimate of future rescissions and denials, which remain elevated compared to levels experienced prior to 2009. The current elevated levels of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. The impact of our estimate of future rescissions and denials reduced our loss reserves as of June 30, 2012 and December 31, 2011, by approximately $532 million and $631 million, respectively. Conversely, the impact of our estimate of future reinstatements of previously rescinded policies and denied claims increased our loss reserves as of June 30, 2012 and December 31, 2011, by approximately $224 million and $129 million, respectively, as further described below. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have a material adverse effect on our paid losses and loss reserves.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Recent insurance rescission and claim denial activity reflects a significant relative shift toward more claim denials, which has resulted primarily from the failure of our lender customers to provide the documentation required to perfect a claim. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed to perfect a claim for a significant portion of previously denied claims. As a result of these trends and recent increases in claim denial activity, we expect that a large portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have considered this expectation in developing our incurred but not reported (“IBNR”) reserve estimate. This IBNR estimate, which consists primarily of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $249.5 million and $170.6 million at June 30, 2012 and December 31, 2011, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, during the periods indicated, net of reinstatements within each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Rescissions—first loss position	$51.8	$126.6	$91.9	$220.4
Denials—first loss position	174.3	14.2	350.7	38.8
Total first loss position (1)	226.1	140.8	442.6	259.2
Rescissions—second loss position	12.9	41.2	25.5	72.2
Denials—second loss position	18.4	11.0	54.4	13.7
Total second loss position (2)	31.3	52.2	79.9	85.9
Total first-lien claims submitted for payment that were rescinded or denied (3)	$257.4	$193.0	$522.5	$345.1
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These claims may not have resulted in a claim payment obligation absent the rescission or denial, due to deductibles and other exposure limitations included in our policies.

(3)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
The following table illustrates the total amount of first-lien claims submitted to us for payment that have been rescinded since January 1, 2009, and then subsequently were challenged (“rebutted”) by the lenders and policyholders, but have not been reinstated, for the period from January 1, 2009 through June 30, 2012. Prior to January 1, 2009, rebutted claims were not material.

(In millions)	As of June 30, 2012
First loss position	$531.9
Second loss position	192.7
Total non-overturned rebuttals on rescinded first-lien claims	$724.6
While the total potential claim amount of non-overturned rebuttals outstanding represents all challenged rescissions for which coverage has not been reinstated, our ongoing, active discussions with our lender customers typically involve only a small number of these non-overturned rebuttals. Accordingly, we expect that only some portion of these rescinded claims may be reinstated in future periods. Absent litigation or other legal proceedings in which we are not successful, we do not expect that these discussions are likely to result in settlements that would materially impact our liquidity or results of operations.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our condensed consolidated balance sheets, was $55.3 million and $57.2 million as of June 30, 2012 and December 31, 2011, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Rescission and denial rates in 2011 and 2012 have been affected by an increase in the number of claims received that we are reviewing for potential violations of our insurance policies. The following table shows the projected net cumulative denial and rescission rates, net of both actual and expected reinstatements, as of June 30, 2012, on our total first-lien portfolio for each quarter in which the claims were received for the periods indicated:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rates for Each Quarter (1)	Percentage of Claims Resolved (2)
Q4 2009	20.1%	100%
Q1 2010	18.1%	100%
Q2 2010	17.2%	99%
Q3 2010	15.5%	99%
Q4 2010	16.9%	99%
Q1 2011	20.4%	98%
Q2 2011	22.6%	94%
Q3 2011	25.5%	88%
Q4 2011	22.3%	79%
 ______________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of June 30, 2012. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. As discussed in footnote (2) below, these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned, respectively. For the first and second quarters of 2012, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful and therefore they are not presented.

We considered the sensitivity of first-lien loss reserve estimates at June 30, 2012, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at June 30, 2012), we estimated that our loss reserves would change by approximately $91 million at June 30, 2012. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at June 30, 2012), we estimated that our loss reserves would change by approximately $5 million at June 30, 2012. For every one percentage point change in our overall default to claim rate (which we estimate to be 46% at June 30, 2012, including our assumptions related to rescissions and denials), we estimated a $58 million change in our loss reserves at June 30, 2012.
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
See Note 10 for information regarding our financial guaranty net claim liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

9. Reserve for Premium Deficiency
Insurance enterprises are required to establish a premium deficiency reserve (“PDR”) if the net present value of the expected future losses and expenses for a particular product exceeds the net present value of expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for our financial guaranty and mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation through the use of our pre-tax investment yield to discount certain cash flows for this analysis.
For our financial guaranty business, in order to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was necessary as of June 30, 2012 or December 31, 2011.
For our mortgage insurance business, we group our mortgage insurance products into two categories, first-lien and second-lien.
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
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2012 or December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 2.34% and 2.62% as of June 30, 2012 and December 31, 2011, respectively. Expected losses are based on an assumed paid claim rate of approximately 13.3% on our total first-lien insurance portfolio (8% on performing loans and 46% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased to 15.1%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
For our second-lien mortgage insurance business, we project future premiums and losses for this business using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our pre-tax investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

10. Financial Guaranty Insurance Contracts
The following table includes information as of June 30, 2012, regarding our financial guaranty claim liabilities, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	8	130	76	106	320
Remaining weighted-average contract period (in years)	9	19	20	25	20
Insured contractual payments outstanding:
Principal	$18.9	$1,156.6	$529.3	$336.8	$2,041.6
Interest	3.5	723.2	292.4	169.6	1,188.7
Total	$22.4	$1,879.8	$821.7	$506.4	$3,230.3
Gross claim liability	$0.1	$23.4	$255.4	$101.7	$380.6
Less:
Gross potential recoveries	0.1	7.8	238.8	75.4	322.1
Discount, net	—	—	(54.4)	4.7	(49.7)
Net claim liability (prior to reduction for unearned premium)	$—	$15.6	$71.0	$21.6	$108.2
Unearned premium revenue	$0.1	$26.1	$10.8	$—	$37.0
Net claim liability reported in the balance sheet	$—	$8.1	$62.9	$21.6	$92.6
Reinsurance recoverables	$—	$—	$—	$—	$—
A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis were $30.9 million and $35.8 million, respectively, as of June 30, 2012, and $34.3 million and $39.8 million, respectively, as of December 31, 2011.
The accretion of these balances is included in either premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. The accretion included in premiums earned for the three months ended June 30, 2012 and 2011, was $0.3 million, and for the six months ended June 30, 2012 and 2011, was $0.6 million. There was an immaterial amount of accretion recorded in policy acquisition costs for the three and six months ended June 30, 2012 and 2011.
The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of June 30, 2012, was $38.8 million and is expected to be collected on a declining basis due to no new business being written. The activity related to the net present value of premiums receivable during the three and six months ended June 30, 2012 and 2011, was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.5% at June 30, 2012.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Premiums earned were affected by the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Refundings	$10.5	$9.3	$18.7	$14.1
Recaptures/commutations	—	2.8	(16.3)	2.8
Unearned premium acceleration upon establishment of case reserves	—	1.3	—	1.3
Reinsurance agreements	—	—	(6.0)	—
Foreign exchange revaluation, gross of commissions	(1.0)	0.7	(0.8)	2.0
Adjustments to installment premiums, gross of commissions	—	0.1	0.1	0.3
Total adjustment to premiums earned	$9.5	$14.2	$(4.3)	$20.5
The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments (“refundings”) of any financial guaranty obligations, as of June 30, 2012:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Third Quarter 2012	$265.2	$8.6	$0.2	$8.8
Fourth Quarter 2012	259.2	6.0	0.2	6.2
2012	259.2	14.6	0.4	15.0
2013	233.9	25.3	0.9	26.2
2014	209.5	24.4	0.8	25.2
2015	189.6	19.9	0.8	20.7
2016	172.0	17.6	0.7	18.3
2012 – 2016	172.0	101.8	3.6	105.4
2017 – 2021	99.6	72.4	2.7	75.1
2022 – 2026	50.8	48.8	1.8	50.6
2027 – 2031	22.5	28.3	1.1	29.4
After 2031	—	22.5	1.3	23.8
Total	$—	$273.8	$10.5	$284.3

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the significant components of the change in our financial guaranty net claim liability for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net claim liability at beginning of period	$83.0	$80.6	$60.5	$67.4
Incurred losses and LAE:
(Decrease)/increase in gross claim liability	(25.4)	22.4	161.7	41.7
Decrease/(increase) in gross potential recoveries	109.9	(30.0)	(191.7)	(33.2)
(Decrease)/increase in discount	(80.5)	(2.5)	66.1	(5.8)
(Decrease)/increase in unearned premiums	(1.2)	3.4	(1.9)	4.0
Incurred losses and LAE	2.8	(6.7)	34.2	6.7
Paid losses and LAE:
Current years	(0.3)	(0.2)	(0.3)	(0.2)
Prior years	7.1	(2.9)	(1.8)	(3.1)
Paid losses and LAE:	6.8	(3.1)	(2.1)	(3.3)
Net claim liability at end of period	$92.6	$70.8	$92.6	$70.8
Components of incurred losses and LAE:
Net claim liability established in current period	$0.1	$—	$0.1	$—
Changes in existing claim liabilities	2.7	(6.7)	34.1	6.7
Total incurred losses and LAE	$2.8	$(6.7)	$34.2	$6.7
Components of (decrease)/increase in discount:
(Decrease)/increase in discount related to net claim liabilities established in current period	$(84.9)	$—	$65.7	$(0.1)
Increase/(decrease) in discount related to existing net claim liabilities	4.4	(2.5)	0.4	(5.7)
Total (decrease)/increase in discount	$(80.5)	$(2.5)	$66.1	$(5.8)
In the first six months of 2012 we significantly increased our estimated gross claim liability associated with a project finance credit within our public finance insured portfolio, with net par outstanding of $69 million at June 30, 2012, based primarily on refinancing risk upon the maturity or scheduled principal amortization of the insured obligations beginning in 2017. Revenues for the project, however, serve as collateral for our insured risk, and we have also projected a full recovery of the gross claim over time, which has resulted in an increase in both our potential recovery and discount amount for the six months ended June 30, 2012. Our net claim liability to our insured sovereign indebtedness to Greece as of June 30, 2012 is $23.1 million, compared to $4.4 million as of December 31, 2011. The increase in this net claim liability reflects our expectation that this exposure to Greece will be settled in full in the second half of 2012, resulting in aggregate net losses approximately equal to this net claim liability (subject to exchange rate fluctuation).
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
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows as of the dates indicated:

June 30, 2012	1.95%
December 31, 2011	2.80%
June 30, 2011	3.97%
December 31, 2010	3.69%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Long-Term Debt
The composition of our long-term debt at June 30, 2012 and December 31, 2011, was as follows:

(In thousands)		June 30, 2012	December 31, 2011
5.625%	Senior Notes due 2013	$91,800	$252,267
5.375%	Senior Notes due 2015	249,843	249,819
3.000%	Convertible Senior Notes due 2017 (1)	325,163	316,498
	Total Long-Term Debt	$666,806	$818,584
_________________________
(1) The principal amount of these notes is $450 million.

On February 23, 2012, Radian Group commenced a “Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of its outstanding 2013 Notes. We acquired $146.5 million in aggregate principal amount of the 2013 Notes as a result of the Tender Offer for a price of $900 per $1,000 principal amount of Notes, which represented 59% of the principal amount of the 2013 Notes outstanding. The transaction resulted in a realized gain of $15.2 million, representing the excess of carrying value over the purchase price. During the second quarter of 2012, Radian Group purchased an additional $12.2 million in aggregate principal amount of the outstanding 2013 Notes resulting in an additional gain of $0.7 million. Since June 30, 2012, we have purchased an additional $12.0 million in principal amount of the 2013 Notes.

As of June 30, 2012 and December 31, 2011, we were in compliance with all provisions of each of our indentures for our outstanding notes.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

12. Other Comprehensive (Loss) Income
The following table shows our total other comprehensive (loss) income as of the periods indicated:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	$(12)	$(4)	$(8)	$(12)	$(4)	$(8)
Less: Reclassification adjustment	—	—	—	—	—	—
Net foreign currency translation adjustments	(12)	(4)	(8)	(12)	(4)	(8)
Unrealized gains on investments:
Unrealized holding (losses) gains arising during the period	(2,183)	(764)	(1,419)	24,300	8,505	15,795
Less: Reclassification adjustment for net (losses) gains included in net (loss) income	(1,140)	(399)	(741)	13,645	4,776	8,869
Net unrealized (losses) gains on investments	(1,043)	(365)	(678)	10,655	3,729	6,926
Other comprehensive (loss) income	$(1,055)	$(369)	$(686)	$10,643	$3,725	$6,918

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(In thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Other comprehensive income:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	$4,955	$—	$4,955	$6,520	$—	$6,520
Less: Reclassification adjustment for net gains	39,863	11,617	28,246	39,571	11,617	27,954
Net foreign currency translation adjustments	(34,908)	(11,617)	(23,291)	(33,051)	(11,617)	(21,434)
Unrealized gains on investments:
Unrealized holding gains arising during the period	5,549	—	5,549	13,615	—	13,615
Less: Reclassification adjustment for net losses included in net income	(52,323)	(17,307)	(35,016)	(52,245)	(17,307)	(34,938)
Net unrealized gains on investments	57,872	17,307	40,565	65,860	17,307	48,553
Other comprehensive income	$22,964	$5,690	$17,274	$32,809	$5,690	$27,119

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For federal income tax purposes, we have approximately $1.9 billion of NOL carryforwards as of June 30, 2012. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032. To protect our ability to utilize our NOLs and other tax assets from an “ownership change” under U.S. federal income tax rules, we adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.
As of June 30, 2012, before consideration of our valuation allowance, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $939.7 million.
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
A valuation allowance of approximately $923.7 million and $797.7 million was recorded against our net DTA of approximately $939.7 million and $813.7 million at June 30, 2012 and December 31, 2011, respectively. The remaining DTA of approximately $16.0 million represents our NOL carryback, which we expect to utilize in our anticipated settlement with the IRS relating to tax years 2000 through 2007, as discussed below.
We are currently contesting proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in REMICs and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will increase our tax liability for those years by approximately $128 million, in addition to any associated penalties and interest. We appealed these proposed adjustments to the IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Department of the Treasury in the amount of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years, and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years, to avoid the accrual of above-market-rate interest with respect to the proposed adjustments. In late December 2010, we reached a tentative settlement agreement with Appeals. However, because we had claimed a refund of approximately $105 million with respect to our 2006 and 2007 taxable years based on a carryback of a net operating loss generated from our 2008 taxable year, review of the tentative settlement agreement by the Joint Committee on Taxation (“JCT”) was required. Based on its review, the JCT has indicated that it is opposed to the currently structured settlement agreement and has recommended that Appeals reconsider the settlement agreement. Following the JCT review, Appeals has now indicated that it is reconsidering the terms of our settlement.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

14. Statutory Information
Radian Guaranty’s statutory net loss and statutory surplus as of or for the periods indicated were as follows:

(In millions)	As of or for the Six Months Ended June 30, 2012	As of or for the Year Ended December 31, 2011
Statutory net loss	$(120.2)	$(545.1)
Statutory surplus	923.5	843.2
Radian Guaranty’s risk-to-capital calculation appears in the table below.

	June 30, 2012		December 31, 2011
($ in millions)
Risk in force, net (1)	$19,412.0		$18,095.7
Statutory surplus	923.5		843.2
Risk-to-capital	21.0	:1	21.5	:1
 _______________________

(1)	Risk in force is net of risk ceded through reinsurance contracts and also excludes risk in force on defaulted loans.
The improvement in Radian Guaranty’s risk-to-capital ratio in the first six months of 2012 was primarily due to: (1) the release of contingency reserves at Radian Asset Assurance as a result of the Assured Transaction, which benefited Radian Guaranty’s surplus; (2) investment gains; and (3) the impact of the 2012 Quota Share Reinsurance Transaction entered into in April 2012. This benefit was partially offset by a statutory net loss incurred by Radian Guaranty.
As described in Note 7, Radian Guaranty entered into the 2012 Quota Share Reinsurance Transaction effective April 1, 2012, that is expected to ultimately provide Radian Guaranty with an initial capital benefit of between $50 million and $62.5 million.
As of June 30, 2012, Radian Asset Assurance maintained claims paying resources of $1.8 billion, including statutory surplus of approximately $1.2 billion. In July 2012, Radian Asset Assurance paid an ordinary dividend of $54 million to Radian Guaranty. We expect that Radian Asset Assurance will continue to have the capacity to pay ordinary dividends of approximately $40 million to Radian Guaranty in 2013.
As a result of the termination of our CDO of ABS Transaction described in Note 1, we recorded a gain of approximately $7 million (on a pre-tax basis) for statutory accounting purposes, which had a direct, positive impact on the statutory capital position of Radian Asset Assurance for the quarter ended June 30, 2012. Due to current expectations regarding future credit losses on the Terminated TruPs Bonds, we established an associated salvage recovery for statutory accounting purposes of approximately $75 million related to the LPV Capital, which is included in Radian Asset Assurance’s and Radian Guaranty’s statutory surplus as of June 30, 2012. Although Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs, the amount of salvage recovery remains at risk, and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds, including, in the case of four of the Terminated TruPs CDOs, the risk that an event of default occurs and is continuing after 2016 or 2017, as applicable. If such event of default were to occur, it would result in a loss for such Terminated TruPs CDO that would be determined based on the difference between the par value and the market value thereof. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, Radian Asset Assurance’s projected and actual salvage recovery from the LPV may be materially reduced or eliminated.
Under Texas insurance regulations, to be an authorized insurer, CMAC of Texas, an affiliated reinsurer of Radian Guaranty, is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas had a statutory net income of $18.1 million for the six months ended June 30, 2012 and statutory surplus of $44.4 million as of June 30, 2012.

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
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. See Note 1 above for additional information.

15. Selected Financial Information of Registrant—Radian Group

(In thousands)	June 30, 2012	December 31, 2011
Investment in subsidiaries, at equity in net assets	$1,416,290	$1,591,914
Total assets	1,691,317	2,231,138
Long-term debt	666,806	818,584
Total liabilities	790,429	1,048,847
Total stockholders’ equity	900,888	1,182,291
Total liabilities and stockholders’ equity	1,691,317	2,231,138

16. Commitments and Contingencies
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
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty’s complaint seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master policy and delegated underwriting endorsement for approximately 140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. On August 24, 2011, Quicken filed a motion to dismiss the complaint. On September 12, 2011, Radian Guaranty filed a response to Quicken’s motion to dismiss, and on September 29, 2011, Quicken filed its reply.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Recently, we have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the United States District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans supposedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. Radian Guaranty and some of the other mortgage insurer defendants moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs’ loans. The court denied that motion on May 7, 2012. Radian Guaranty is evaluating other grounds for potential dismissal of the lawsuit.
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts of the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the United States District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss the complaint on a number of grounds.

•
On March 12, 2012, a putative class action under RESPA titled McCarn v. HSBC USA, Inc., et al. was filed in the United States District Court for the Eastern District of California. Radian Guaranty moved to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan. The court granted that motion on May 29, 2012, but gave the plaintiff permission to file an amended complaint to attempt to address his lack of standing. On July 30, 2012, the plaintiff filed this amended complaint. Radian Guaranty intends to file a new motion to dismiss this lawsuit on a number of grounds.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the United States District Court for the Western District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans.

•
On April 19, 2012, a putative class action under RESPA titled Rulison v. ABN AMRO Mortgage Group, Inc., et al. was filed in the United States District Court for the Southern District of New York. The plaintiff voluntarily dismissed this lawsuit on July 3, 2012.

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss the complaint on a number of grounds.

•
On May 31, 2012, a putative class action under RESPA titled Barlee, et al. v. First Horizon National Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans.

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al v. M&T Bank Corporation, et al. was filed in the United States District Court for the Middle District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans.

We are also involved in additional litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand (“CID”) from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. We are cooperating with the CFPB in its investigation and are in active discussions with the CFPB with respect to our response to the CID. Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.
The elevated levels of our rate of rescissions and denials have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with these customers regarding rescissions or denials, which if not resolved, could result in arbitration or additional judicial proceedings. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions or denials in any potential legal actions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. See Note 8 for further information.
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $158.9 million of remaining credit exposure as of June 30, 2012.
On March 1, 2011, our subsidiary, Enhance Financial Services Group Inc. (“EFSG”) sold its 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This holding company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although EFSG wrote off its entire interest in this company in 2005 and has sold its ownership interest, under Brazilian law, it is possible that EFSG could become liable for its proportionate share of the liabilities of the company related to the period in which EFSG was a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. EFSG’s share of the liabilities of the company attributable to this period was approximately $103.4 million as of December 31, 2010, the date of the most recent financial information available to us.
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $9.4 million at June 30, 2012, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for compliance with secondary market compliance and for potential mortgage insurance. In the first half of 2012, we paid losses related to contract underwriting remedies of approximately $4.3 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In the first half of 2012, our provision for contract underwriting expenses was approximately $3.0 million and our reserve for contract underwriting obligations at June 30, 2012, was $3.2 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $9.2 million, of which $2.0 million of unearned retention expense has not been recorded as of June 30, 2012. The remaining cost for these agreements is expected to be recorded by the end of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2011, for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, and in Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

Business Summary
We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance. Our business segments are mortgage insurance and financial guaranty.
Mortgage Insurance
Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We provide these products and services mainly through our wholly-owned subsidiary, Radian Guaranty Inc. (“Radian Guaranty”). Private mortgage insurance protects the holders of our insurance from all or a portion of default-related losses on residential mortgage loans made generally to home buyers who make downpayments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae together as “Government Sponsored Enterprises” or “GSEs.”
Traditional Mortgage Insurance.  Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-lien mortgages (“first-liens”). At June 30, 2012, primary insurance on first-liens made up approximately 93.8% of our total risk in force (“RIF”). Prior to 2009, we also wrote pool insurance, which comprised approximately 5.7% of our total RIF at June 30, 2012.
Non-Traditional Mortgage Credit Enhancement.  In addition to traditional mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-liens”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Our non-traditional RIF was $179 million as of June 30, 2012, representing 0.5% of our total RIF.
In the second quarter of 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider (the “2012 Quota Share Reinsurance Transaction”). Through the 2012 Quota Share Reinsurance Transaction, Radian Guaranty agreed to cede 20% of its new insurance written (“NIW”) beginning with the business written in the fourth quarter of 2011. As of June 30, 2012, the amount ceded pursuant to this transaction was $922.5 million of Radian Guaranty’s RIF. The amount of risk that ultimately may be ceded is expected to be between $1.25 billion and $1.6 billion. At a 25 to 1 risk-to-capital ratio, the equivalent initial capital benefit associated with ceding this amount of risk will be between $50 million and $62.5 million. Radian Guaranty has the ability, at its option, to commute two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014.
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

We have provided financial guaranty credit protection through the issuance of a financial guaranty insurance policy, by insuring the obligations under a credit default swap (“CDS”), or through the reinsurance of such obligations. Both a financial guaranty insurance policy and a CDS provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation, and in the case of most of our financial guaranty CDSs, credit protection for amounts in excess of specified levels of losses. These forms of credit enhancement each require similar underwriting and surveillance.
We historically have offered the following financial guaranty products:

•
Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions, enterprises such as public and private higher education institutions and healthcare facilities and infrastructure, project finance and private finance initiative assets in sectors such as airports, education, healthcare and other infrastructure projects;

•
Structured Finance—Insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to herein as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that collateralize or underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgage loans, trust preferred securities (“TruPs”), diversified payment rights (“DPRs”), a variety of consumer loans, equipment receivables, real and personal property leases, or a combination of asset classes or securities backed by one or more of these pools of assets;

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
 In January 2012, Radian Asset Assurance entered into a three-part transaction (the “Assured Transaction”) with subsidiaries of Assured Guaranty Ltd. (collectively “Assured”) that included the following:

•	the commutation of $13.8 billion of financial guaranty net par outstanding that was reinsured by Radian Asset Assurance (the “Assured Commutation”);

•	the cession of $1.8 billion of public finance business to Assured (the “Assured Cession”); and

•
the sale of Municipal and Infrastructure Assurance Corporation (the “FG Insurance Shell”), a New York domiciled financial guaranty insurance company with licenses to conduct business in 37 states and the District of Columbia. The sale of the FG Insurance Shell was completed in the second quarter of 2012.

This three-part transaction with Assured reduced our financial guaranty net par outstanding by 22.5% and provided a statutory capital benefit to Radian Asset Assurance and Radian Guaranty of $100.7 million as of June 30, 2012. This transaction is consistent with our strategic objective of accelerating the reduction of our financial guaranty net par outstanding and strengthening the statutory capital positions of Radian Asset Assurance and Radian Guaranty.

The following table shows the impact of the Assured Transaction on our condensed consolidated financial statements in the first six months of 2012. While Radian Asset Assurance and Radian Guaranty received a statutory capital benefit as a result of this transaction as discussed above, under accounting principles generally accepted in the United States of America (“GAAP”) this transaction resulted in a realized loss, and therefore, a reduction in our retained earnings.

Statement of Operations
(In millions)
Decrease in premiums written	$(119.8)
Decrease in net premiums earned	$(22.2)
Increase in change in fair value of derivative instruments—gain	1.4
Gain on sale of affiliate	7.7
Increase in amortization of policy acquisition costs	(15.7)
Decrease in pre-tax income	$(28.8)

Balance Sheet
(In millions)
Decrease in:
Cash	$93.6
Deferred policy acquisition costs	26.2
Accounts and notes receivable	1.1
Derivative assets	0.6
Unearned premiums	71.6
Derivative liabilities	2.1
Increase in other assets	19.1
In the second quarter of 2012, Radian Asset Assurance entered into a commutation with one of its derivative counterparties (the “Counterparty”) to commute Radian Asset Assurance’s: (1) only CDO of ABS exposure related to a directly insured tranche of an extremely distressed CDO of ABS transaction (the “CDO of ABS Transaction”), for which we expected to pay claims on substantially all of the $450.2 million in net par outstanding; and (2) credit protection through CDS on six directly insured TruPs CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation (the “Terminated TruPs CDOs”). In consideration for these commutations, Radian Asset Assurance paid $210.0 million (the “Commutation Amount”), a significant portion of which (the “LPV Initial Capital”) has been deposited with a limited purpose vehicle (an “LPV”) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”). The commutations described in this paragraph are referred to herein as the “Commutation Transactions.”
Also as part of the Commutation Transactions, the LPV entered into a credit default swap (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings (collectively, the “LPV Capital”) represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. The Residual CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance is entitled to these remaining funds.

Due to current expectations regarding future credit losses on the Terminated TruPs Bonds, we established an associated salvage recovery for statutory accounting purposes of approximately $75 million related to the LPV funds we expect to ultimately receive. Although Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs, the amount of salvage recovery remains at risk, and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, Radian Asset Assurance’s projected and actual recovery from the LPV may be materially reduced or eliminated. Because we had already established a statutory reserve for the CDO of ABS Transaction and we do not expect ultimate losses on the Terminated TruPs CDOs, the Commutation Transactions did not have a significant impact on the statutory capital of Radian Asset Assurance or Radian Guaranty in the second quarter of 2012.
Prior to the Commutation Transactions, the terminated transactions were required to be accounted for at fair value for GAAP purposes. The Commutation Amount exceeded the aggregate fair value liability that we had recorded for such transactions. As a result, we recorded a loss for GAAP purposes of $108 million on the Commutation Transactions in the quarter ended June 30, 2012. This loss resulted primarily from the fact that the aggregate fair value liability for the commuted transactions incorporated a significant discount to the derivative liability for these transactions related to the market’s perception of our non-performance risk. See “Critical Accounting Policies—Fair Value of Financial Instruments—Corporate CDOs” for additional information regarding our fair value methodology.
All of the transactions commuted pursuant to the Commutation Transactions were rated below investment grade (“BIG”) internally with $1.0 billion net par outstanding of the commuted transactions rated B or below internally. In the aggregate, the transactions commuted pursuant to the Commutation Transactions represented approximately 51% of our financial guaranty segment’s aggregate net par outstanding rated B or below internally.
Financial Guaranty Exposure Subject to Recapture or Termination.   Approximately $28.3 billion of our total net par outstanding as of June 30, 2012 (representing 65.8% of our financial guaranty segment’s total net par outstanding), was subject to recapture or termination at the option of our primary reinsurance customers and financial guaranty credit derivative counterparties. Of such amount, $21.9 billion was subject to termination at the option of our financial guaranty credit derivative counterparties, while the remaining $6.4 billion was subject to recapture at the option of our primary reinsurance customers. In the first half of 2012, four CDS counterparties in our financial guaranty business exercised their termination rights with respect to 22 corporate CDOs and one CDS of an investor-owned utility bond that we insured (the “2012 CDO Terminations”), which reduced our net par outstanding by an aggregate of $9.4 billion, 94.2% of which was rated AAA internally.
On June 28, 2012, one of our primary reinsurance customers, Financial Guaranty Insurance Company (“FGIC”) was placed into rehabilitation by the New York Department of Financial Services (“NYDFS”). As of June 30, 2012, we had reinsured an aggregate of $863.3 million in net par outstanding from FGIC. In addition, as of June 30, 2012, we had $88.1 million of second-to-pay exposure to FGIC (or 3.9% of our aggregate second-to-pay exposure), pursuant to which we are obligated to pay claims to the extent that both the underlying obligation defaults and FGIC (or its rehabilitator) fails to pay all or a portion of such claims. While we continue to monitor the situation, we currently do not anticipate that the placement of FGIC into rehabilitation will have a material adverse effect on us.

Overview of Business Results
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. The ongoing weakness in the United States (“U.S.”) housing and related credit markets, characterized by a decrease in mortgage originations, further declines in home prices in certain markets, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with current macroeconomic factors such as limited economic growth, the lack of meaningful liquidity in some sectors of the capital markets, and continued high unemployment, have had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. Because of these factors, there is uncertainty regarding our ultimate loss performance. See Note 1 of Notes to Condensed Consolidated Financial Statements.
Mortgage Insurance

•
Defaults.  Our first-lien primary default rate at June 30, 2012 was 13.3%, compared to 15.2% at December 31, 2011. Our primary default inventory comprised 98,450 loans at June 30, 2012, compared to 103,027 loans and 110,861 loans at March 31, 2012 and December 31, 2011, respectively. Our primary default inventory declined slightly in July 2012. The reduction in our default inventory is the result of the total number of defaulted loans that have cured (“cures”), defaulted loans for which claim payments have been made, and defaulted loans that have resulted in insurance rescissions and claim denials collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, our overall primary default rates continue to remain elevated compared to historical levels due to continued high unemployment and weakness in the U.S. housing and mortgage credit markets. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures, particularly with respect to our older delinquent loans. Based on our projections, which are subject to significant risks and uncertainties, we expect improved operating results in our mortgage insurance business in 2012 compared to 2011, and while we expect an operating loss for our mortgage insurance business in 2012, we continue to expect to achieve marginal operating profitability in our mortgage insurance business in 2013. We are projecting a 15%-20% decrease in new defaults in 2012 compared to 2011, which compares to an 18% decrease in new defaults in 2011 compared to 2010. During the second quarter and first half of 2012, new defaults decreased 20% compared to the same periods of 2011.

Notwithstanding these decreases, defaults have remained at elevated levels across all of our mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. Overall, the underlying trend of high defaults continues to be driven primarily by the poor performance of our 2005 through 2008 books of business. In addition, a slowdown in mortgage foreclosures, driven by foreclosure moratoriums, servicing delays and the effect of prolonged modification programs for delinquent loans, has contributed to the sustained high level of our default inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case.

•
Provision for Losses.  Our mortgage insurance provision for losses for the second quarter and first half of 2012 was $208.1 million and $442.8 million, respectively, and consisted primarily of reserves established on new defaults. In addition, our provision for losses has been impacted by an increase in the weighted average rate at which defaulted loans are expected to move to claim (the “default to claim rate”), due to a greater than anticipated impact from the aging of underlying defaulted loans. With continuing declines in home values in certain markets, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates on our older delinquent loans, this has resulted in higher reserves. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 46% and 43% as of June 30, 2012 and December 31, 2011, respectively.

Our mortgage insurance reserve for losses continues to be favorably affected by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the elevated number of claims that we are denying due to the policyholder’s failure to submit sufficient documentation to perfect a claim submission and to the number of insurance certificates that we are rescinding due to fraud, underwriter negligence or other factors, including the impact of our recent experience regarding reinstatements of previously rescinded policies and denied claims. Our current level of rescissions and denials remains elevated compared to historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our extensive efforts to examine all claims for potential rescissions or denials. We expect the level of rescissions and denials to continue to remain elevated compared to historical levels as long as our 2005 through 2008 insurance policies comprise a significant percentage of our default inventory.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances deny the claim. In 2012, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have increased both in frequency and amount, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect this trend to continue throughout 2012 in light of well publicized issues in the servicing industry and our existing portfolio of aged defaults.

•
Claims Paid.  Total mortgage insurance claims paid in the second quarter and first half of 2012 were $263.4 million and $481.6 million, respectively. Foreclosure backlogs, servicer delays and loan modification programs have reduced the number of defaults going to claim. Our extensive review of all claims has slowed our internal claims payment process and has resulted in a significant increase in the number of denials in recent periods as a result of servicers failing to produce the documents necessary to perfect a claim submission. While this increasing trend has the effect of reducing claims paid in current periods, we expect a significant portion of denials to be resubmitted and ultimately paid, and our incurred loss and claims paid estimates reflect this expectation. We currently expect total claims paid in 2012 to increase throughout the year, and to total approximately $1.1 billion for 2012.

•
New Insurance Written.  We wrote $8.3 billion and $14.8 billion of new mortgage insurance in the second quarter and first half of 2012, respectively, compared to $2.3 billion and $4.9 billion of insurance written in the corresponding periods of 2011, respectively. The significant increase in NIW in the three and six months ended June 30, 2012, compared to the corresponding periods of 2011, is mainly attributable to an increase in the penetration rate of private mortgage insurance in the overall insured mortgage market, as well as an increase in our share of the insured private mortgage market. While the private mortgage insurance industry has made progress in recapturing business from the Federal Housing Administration (“FHA”), the FHA’s market share remains at historically high levels. We have been more aggressively marketing our product offerings that favorably compete with the FHA in order to regain market share from the FHA. In the second quarter of 2011, we implemented a series of changes to our underwriting guidelines and premium rates, including a more efficient underwriting process for loans conforming to the GSEs’ guidelines and lower premium rates for monthly mortgage insurance paid directly by borrowers, which also has had a positive impact on our 2012 NIW.

Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, the credit profile of our mortgage insurance portfolio has improved. Since 2009, almost all of our new business production has been prime business. In addition, Fair Isaac and Company (“FICO”) scores for the borrowers of these insured mortgages have generally increased, while the loan-to-value (“LTV”) on these mortgages has decreased, meaning that borrowers generally are making larger downpayments in connection with the more recent mortgages that we are insuring.

•
Statutory Capital. Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of RIF, or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently have a statutory or regulatory risk-based capital requirement (a “Statutory RBC Requirement”), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. Radian Guaranty’s risk-to-capital ratio improved to 21.0 to 1 as of June 30, 2012, compared to 21.5 to 1 at December 31, 2011, primarily as a result of: (1) an increase in Radian Guaranty’s statutory surplus resulting from the release of contingency reserves at Radian Asset Assurance due to the Assured Transaction; (2) gains from the sale of securities in our investment portfolio; and (3) the reduction in net risk in force due to the 2012 Quota Share Reinsurance Transaction discussed above.

We currently project, based on various assumptions that are subject to inherent uncertainty and require significant judgment by management, that Radian Guaranty’s risk-to-capital ratio will increase. Absent any further risk-to-capital support, we expect Radian Guaranty to exceed the 25 to 1 risk-to-capital ratio requirement and other Statutory RBC Requirements during the second half of 2012. Risk-to-capital support includes: (1) internal and external reinsurance arrangements; (2) reduction of our risk exposure through commutations or other negotiated transactions; (3) contributions of additional capital from Radian Group Inc. (“Radian Group”) to our mortgage insurance subsidiaries; and (4) the realization of gains in our investment portfolio through open market sales of securities. See “Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty” in Part II, Item 1A of this Quarterly Report.
In the event that Radian Guaranty exceeds the risk-based capital requirements imposed by the RBC States, we have the ability to continue writing new mortgage insurance business in those states through a combination of state-specific waivers or similar relief and by writing business in Radian Mortgage Assurance Inc. (“RMAI”), which has been approved by Fannie Mae and Freddie Mac as an eligible mortgage insurer subject to certain requirements.

Financial Guaranty

•
Net Par Outstanding.  Our financial guaranty segment’s net par outstanding was $41.5 billion as of June 30, 2012, compared to $69.2 billion at December 31, 2011. This reduction in net par outstanding was primarily due to the Assured Transaction, the 2012 CDO Terminations and the Commutation Transactions, as well as the amortization or scheduled maturity of our insured portfolio and prepayments of public finance transactions. We expect our net par outstanding will continue to decrease over time as our financial guaranty portfolio matures and as we proactively seek to reduce our financial guaranty net par outstanding.

•
Credit Performance.  The percentage of internally rated AAA credits in our insured portfolio increased to 50.6% of our net par outstanding at June 30, 2012, from 44.9% at December 31, 2011. In addition, the percentage of internally rated BBB credits increased to 27.5% of our net par outstanding at June 30, 2012, from 22.0% at December 31, 2011. The BIG exposure increased to 7.0% of our total portfolio as of June 30, 2012, from 5.9% as of December 31, 2011. These changes in the ratings mix of our financial guaranty segment’s insured portfolio were primarily due to the Assured Transaction, the Commutation Transactions and the 2012 CDO Terminations.

•
Public Finance. Our public finance insured portfolio continues to experience some stress from the general economic downturn and slow economic recovery. As of June 30, 2012, approximately 10.1% of our total financial guaranty segment’s public finance net par outstanding consisted of credits rated BIG, compared to 4.5% as of December 31, 2011. The percentage of AA or A rated public finance credits declined from 47.5% to 21.1% between December 31, 2011 and June 30, 2012. The ratings mix shift in our public finance portfolio was primarily caused by the Assured Transaction, which reduced the public finance portfolio by $15.0 billion and removed 45% of public finance net par outstanding from our insured portfolio. The percentage of our total net par outstanding from public finance obligations decreased from 47.6% to 39.5% of our total net par outstanding between December 31, 2011 and June 30, 2012.

As of June 30, 2012, we had an aggregate of $3.7 billion net par exposure to healthcare and long-term care credits and our net claim liability for our healthcare and long-term care exposure was $15.3 million. More hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation out-paces weak revenue growth. Further, long-term care facilities generally have been experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our net claim liability and loss reserves related to our healthcare and long-term care credits.
As of June 30, 2012, we had an aggregate of $6.6 billion net par exposure to general obligations and other tax supported credits. Our net claim liability for our general obligations and other tax supported exposure was $28.9 million as of June 30, 2012. Although states and municipalities generally have been able to withstand stresses caused by the difficult economic environment and challenges facing the municipal sector to date, the lagging impact on municipal governments from the most recent economic downturn is becoming more evident. We expect the negative trend in this sector to continue through at least the end of 2013, due to the tepid economic recovery, federal funding reductions (including the end of federal stimulus revenues), expected Medicare cuts, and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate, as discussed below). We expect this negative trend to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. We may continue to experience further credit deterioration and municipal defaults in our government-related insured credits, which could require increases in our net claim liability with respect to these credits.
We have seen some credit deterioration in our insured portfolio of other-tax-supported bond transactions, in particular those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined special districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts. Our net par exposure to this portfolio was approximately $2.4 billion as of June 30, 2012, a reduction from $4.1 billion as of December 31, 2011, primarily due to the Assured Transaction.
Our international sovereign and sub-sovereign (collectively, “Sovereign”) net par exposure declined 60% from $495.4 million at December 31, 2011, to $196.4 million at June 30, 2012, primarily due to the Assured Transaction, partially offset by a reclassification of certain international indebtedness as Sovereign. As of June 30, 2012, 51.0% of our Sovereign net par exposure is rated at least investment grade, while 49.0% is rated BIG. All of our BIG exposure relates to Portugal, Ireland, Greece, Spain and Hungary (collectively with Italy, the “Stressed European Countries”) whose Sovereign obligations have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades. Our Sovereign net par exposure to the Stressed European Countries was $116.3 million as of June 30, 2012, of which $45.5 million is related to Spain, $27.8 million is related to Greece, $22.1 million is related to Hungary, $20.0 million is related to Italy, and $0.9 million is related to Portugal, with no such exposure to Ireland. Our net claim liability to Sovereign exposures as of June 30, 2012 is $23.1 million, all of which is related to Greece. Substantially all of our Sovereign exposure to Spain is to an infrastructure project backed by the province of Valencia, which has requested financial assistance from the Spanish government under a recently created program from the Spanish government to assist cash-strapped regions. In addition, we anticipate that our Sovereign exposure to Greece will be settled in full in the second half of 2012. Due to volatile economic conditions and uncertainty, particularly in the Stressed European Countries, we believe that there is significant risk of negative ratings and net claim liability developments in our Sovereign insured credits in the Stressed European Countries over the next few quarters. In addition to our Sovereign net par exposure, Sovereign obligations represent approximately 0.6% of the collateral in our insured portfolio of corporate CDOs, including less than 0.1% to each of Spain and Hungary, the only Stressed European Countries included within the collateral in our insured portfolio of corporate CDOs.

•
Structured Finance. The percentage of internally rated AAA credits in our structured finance portfolio declined to 77.3% at June 30, 2012, from 79.5% at December 31, 2011, mainly due to the Commutation Transactions and the 2012 CDO Terminations. The Commutation Transactions, which removed $1.1 billion of BIG structured finance credits from our portfolio, improved the ratings mix of our structured finance portfolio by reducing the percentage of our BIG structured finance net par outstanding from 9.3% as of December 31, 2011, to 5.0% as of June 30, 2012. The 2012 CDO Terminations also reduced the net par outstanding of the corporate CDOs scheduled to mature in 2012, 2013 and 2014 by 63%, 29% and 31%, respectively.

We have seen stabilization and improved performance across many of the transactions in our directly insured TruPs CDO portfolio. Banks within these insured transactions continue to show improved performance, while insurance companies in these transactions remain generally stable. As of June 30, 2012, our weighted average internal rating for our directly insured TruPs bonds improved from BB at December 31, 2011, to BBB- as of June 30, 2012, primarily due to the Commutation Transactions. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding changes in the credit performance of our insured TruPs CDO portfolio.
Our insured CDO of commercial mortgage-backed securities (“CMBS”) transactions experienced mixed performance during the first six months of 2012. While the average total delinquencies in the collateral supporting our CDOs of CMBS declined with respect to one CDO of CMBS, and increased with respect to one CDO of CMBS during the first half of 2012, the aggregate average total delinquencies in the collateral supporting all of our CDOs of CMBS did not change materially during this period. Moreover, loss severities have improved within many of the CMBS backing these CDOs during the first six months of 2012. Our maximum total exposure to interest shortfalls on all of our CDO of CMBS transactions is limited to the aggregate of $6.1 million of contractual premium payable over the remaining life of the contracts. We have again seen interest shortfalls across some of the CMBS tranches that back our CDOs as a result of reductions in the appraised value of properties that allowed servicers to stop making advances for interest, as well as due to expenses related to the liquidation of certain properties. During the second quarter of 2012, two of the CMBS tranches that back one of our CDOs experienced interest shortfalls that exhausted the interest subordination available to us. We project that these shortfalls will be eventually repaid to us. Despite the occurrence of an interest shortfall, the overall credit quality of the affected CDO of CMBS transaction did not change materially during the first six months of 2012 and, as a result, its internal rating of AA was unchanged. Due to deterioration in the performance of one of our CMBS transactions, it was downgraded from BBB to BBB- during the first quarter of 2012. Our internal ratings for our other three CMBS transactions remained unchanged (two are internally rated AAA and one AA) as of June 30, 2012. We do not expect to pay net claims on our CDO of CMBS transactions.

Results of Operations
Our results for the first half of 2012 were negatively impacted by the change in fair value of derivative and other financial instruments, including the impact of the Commutation Transactions. Radian Group’s CDS spread tightened during this time period, which resulted in a corresponding increase in the fair value liability of our insured obligations. See “Item 3.—Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments.
Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our ultimate net credit loss payments with respect to these obligations. Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) of claims that we expect to pay or recoveries that we expect to receive on our insured credit derivatives and net variable interest entity (“VIE”) liabilities. As illustrated in the table below, expected recoveries for our insured credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of June 30, 2012. This change from prior periods is primarily the result of the Commutation Transactions, including our expected salvage recovery on the Terminated TruPs CDOs. The estimated fair value of our insured credit derivatives and VIEs is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction-specific conditions, as well as factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance, as well as the expected impact of our loss mitigation activities, including commutations. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. In addition, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of additional gains or losses.
The following table summarizes the fair value amounts related to these instruments reflected on our condensed consolidated balance sheet at June 30, 2012, and the present value of our estimated credit loss payments (recoveries) on these instruments. Because the present value of our estimated credit loss payments currently is less than the net fair value liability, we expect the fair value liability ultimately to reverse before or at the maturity of these transactions.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Other invested assets	$—	$75.4	$75.4
Derivative assets	1.7	12.5	14.2
Other assets	—	100.7	100.7
Total assets	1.7	188.6	190.3
Derivative liabilities	—	220.0	220.0
VIE debt-at fair value	7.5	100.3	107.8
Accounts payable and accrued expenses	—	0.4	0.4
Total liabilities	7.5	320.7	328.2
Total fair value net liabilities	$5.8	$132.1	$137.9
Present value of estimated credit loss payments (recoveries) (1)	$14.5	$(72.2)	$(57.7)
__________________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. In April 2012, as part of the Commutation Transactions, we made a payment with respect to the Terminated TruPs CDOs for which we currently expect a significant recovery. There are no significant credit loss payments expected on the remaining fair value derivatives or VIEs, and when combined with the recovery expected on the Terminated TruPs CDOs, this results in an aggregate net recovery as of June 30, 2012. The present value is calculated using a discount rate of 2.4%, which represents our current investment yield.

Results of Operations—Consolidated
Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net (loss) income	$(119.3)	$137.1	n/m	$(288.5)	$240.1	n/m
Net premiums written—insurance	181.9	152.8	19.0%	259.6	335.5	(22.6)%
Net premiums earned—insurance	186.8	188.9	(1.1)	354.1	392.0	(9.7)
Net investment income	30.9	43.8	(29.5)	65.6	86.1	(23.8)
Net gains on investments	26.4	44.3	(40.4)	93.9	81.7	14.9
Change in fair value of derivative instruments	(33.1)	188.7	n/m	(105.9)	432.6	n/m
Net (losses) gains on other financial instruments	(61.9)	5.0	n/m	(79.7)	80.3	n/m
Gain on sale of affiliate	7.7	—	n/m	7.7	—	n/m
Other income	1.4	1.2	16.7	2.8	2.6	7.7
Provision for losses	210.9	263.6	(20.0)	477.0	690.9	(31.0)
Change in reserve for premium deficiency	0.6	(3.1)	n/m	0.5	(4.5)	n/m
Policy acquisition costs	10.8	14.4	(25.0)	38.9	28.5	36.5
Other operating expenses	40.2	46.0	(12.6)	90.3	92.2	(2.1)
Interest expense	12.6	16.1	(21.7)	26.7	33.1	(19.3)
Equity in net income of affiliates	—	—	—	—	0.1	(100.0)
Income tax provision (benefit)	2.4	(2.0)	n/m	(6.5)	(5.1)	27.5
__________________________
n/m – not meaningful
Net (Loss) Income.  Our results for the three and six months ended June 30, 2012, reflect realized and unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments, compared to significant gains for such items for the same periods in 2011. The provision for losses for both the three and six months ended June 30, 2012, also declined significantly from the comparable periods in 2011. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011—Provision for Losses” and “Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011—Provision for Losses” below for further information.
Net Premiums Written and Earned.   Net premiums written increased and net premiums earned decreased for the three months ended June 30, 2012, compared to the same period of 2011. Net premiums written and earned for the six months ended June 30, 2012, decreased compared to the same period of 2011, primarily due to the impact of the Assured Transaction in our financial guaranty segment. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011—Net Premiums Written and Earned” and “Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011—Net Premiums Written and Earned” below for further information.
Net Investment Income.  The decrease in net investment income during the three and six months ended June 30, 2012, as compared to the same periods of 2011, was primarily due to a decline in our total investment balance as a result of negative operating cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our allocation to short-term and short duration investments remains high in anticipation of near-term claim payments in our mortgage insurance segment, and this allocation, combined with certain sales and subsequent reinvestment of longer duration securities in a low interest rate environment, has resulted in a lower yield profile for the portfolio.

Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net unrealized (losses) gains related to change in fair value of trading securities	$(15.1)	$51.0	$15.0	$76.7
Net realized gains (losses) on sales	41.5	(6.7)	78.9	5.0
Net gains on investments	$26.4	$44.3	$93.9	$81.7
During 2012, as market prices of our investments strengthened, we made the decision to opportunistically realize gains in the investment portfolio. During the second quarter of 2011, we sold all of our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement among certain domestic tobacco manufacturers and 46 states and certain territories (the “Tobacco Bonds”), realizing a loss on the sale of $53.7 million. These losses were substantially offset by gains on sales of other securities in our trading portfolio.
Change in Fair Value of Derivative Instruments.  The components of the (losses) gains included in change in fair value of derivative instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net premiums earned—derivatives	$7.3	$10.5	$15.9	$21.4
Financial Guaranty credit derivatives	(39.2)	181.9	(119.4)	416.5
Financial Guaranty VIE derivatives	(1.2)	(4.0)	(2.4)	(4.9)
NIMS related and other	—	0.3	—	(0.4)
Change in fair value of derivative instruments	$(33.1)	$188.7	$(105.9)	$432.6
The losses experienced during the three and six months ended June 30, 2012, include losses from the Commutation Transactions that occurred during the second quarter of 2012. As a result of our payment related to the Terminated TruPs CDOs, we recorded a loss representing the difference between the amount paid and the fair value liability we had recorded previously. Also impacting the six months ended June 30, 2012, was the tightening of Radian Group’s five-year CDS spread which resulted in unrealized losses, compared to a widening of the spread during the three and six months ended June 30, 2011, which resulted in large unrealized gains. See “Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011—Change in Fair Value of Derivative Instruments” below for further information.
The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets. Radian Group’s five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific liabilities is typically based on the remaining term of the instrument. Although the CDS spreads reflect the market’s view of our non-performance risk, this magnitude of tightening should not be interpreted as a proportional decrease in our non-performance risk. The non-performance risk is commonly measured by default probability, which lowers as the spread tightens. Radian Group’s five-year CDS spread at June 30, 2012, implies a market view that there is a 70% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011.

(In basis points)	June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010
Radian Group’s five-year CDS spread	1,780	2,732	968	465

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk June 30, 2012	Impact of Radian Non-Performance Risk June 30, 2012	Fair Value (Asset) Liability Recorded June 30, 2012
Product
Corporate CDOs	$258.4	$259.2	$(0.8)
Non-Corporate CDO-related	915.0	797.8	117.2
NIMS-related	13.0	7.2	5.8
Total	$1,186.4	$1,064.2	$122.2

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related	1,520.2	1,405.3	114.9
NIMS-related	17.4	9.6	7.8
Total	$2,000.7	$1,872.9	$127.8

Net (Losses) Gains on Other Financial Instruments.  The components of the net (losses) gains on other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net (losses) gains related to NIMS VIE debt	$—	$(0.6)	$(2.5)	$1.8
(Losses) gains related to change in fair value of Financial Guaranty VIE debt	(68.3)	(43.5)	(101.8)	27.0
Gains related to other Financial Guaranty VIE assets	5.9	14.4	9.3	18.3
Gain on the purchase of long-term debt	0.7	—	15.9	—
Foreign currency gain related to the liquidation of a foreign subsidiary	—	39.6	—	39.6
Other	(0.2)	(4.9)	(0.6)	(6.4)
Net (losses) gains on other financial instruments	$(61.9)	$5.0	$(79.7)	$80.3
The results for the three and six months ended June 30, 2012, were mainly impacted by the loss on the termination of our CDO of ABS. Additionally, in the first half of 2012, we purchased $158.7 million aggregate principal amount of our 5.625% Senior Notes Due 2013 (the “2013 Notes”), which resulted in a gain. The results for the three and six months ended June 30, 2011, were mainly impacted by the liquidation of one of our foreign subsidiaries, and also by the movement of Radian Group’s five-year CDS spread. See “Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011—Net (Losses) Gains on Other Financial Instruments” below for further information.
Gain on Sale of Affiliate. The results for both the three and six months ended June 30, 2012, reflect the gain on the sale of the FG Insurance Shell, which was completed in the second quarter of 2012 as part of the Assured Transaction.

Provision for Losses.  The provision for losses for the three and six months ended June 30, 2012, decreased from the comparable periods of 2011, due to the significant decrease in our mortgage insurance provision for losses as a result of a decline in new default notices and less negative development with regard to the composition of our default inventory. The provision for losses for 2012 and 2011 reflected an increase in our incurred but not reported (“IBNR”) reserve estimate related to an increase in our estimate of future reinstatements of previously rescinded policies and denied claims, which partially offset the impact of an increase in the level of claim denials. The increase in the provision for losses in our financial guaranty segment during the first half of 2012, was primarily due to increased loss developments in our public finance reinsurance business associated with our exposure to Greece. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011—Provision for Losses” and “Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011—Provision for Losses” below for further information.
Policy Acquisition Costs.  Policy acquisition costs for the three and six months ended June 30, 2012, reflect the impact of the update to the accounting standard regarding acquisition costs on insurance contracts, under which we are deferring fewer costs, which in turn lowers the amortization. Policy acquisition costs for the six months ended June 30, 2012, also reflects the write-off of deferred acquisition costs in our financial guaranty segment as a result of the Assured Transaction.
Other Operating Expenses.  The decrease in other operating expenses for the three months ended June 30, 2012, compared to the same period of 2011, reflects: (i) a $6.6 million decrease in stock-based compensation; and (ii) a $2.2 million reduction in the provision for contract underwriting, partially offset by an increase in consulting fees. The decrease in other operating expenses for the six months ended June 30, 2012, compared to the same period of 2011, reflects an $8.6 million decrease in compensation costs, including stock-based compensation, partially offset by: (i) a $2.2 million increase in legal fees; (ii) a $2.5 million increase in consulting fees; and (iii) a $2.8 million increase in stock-based director fees.
Interest Expense.  These amounts reflect interest on our long-term debt. The decrease in 2012 compared to 2011, is due to the maturity in June 2011, of our 7.75% Debentures. Also in the first half of 2012, we purchased $158.7 million aggregate principal amount of our 2013 Notes, which reduced our interest expense in 2012.
Income Tax Provision (Benefit).  The income tax provision for the three months and the income tax benefit for the six months ended June 30, 2012, were impacted by a change in the valuation allowance against our deferred tax asset (“DTA”) due to results from continuing operations. The income tax benefit for the three and six months ended June 30, 2011, was impacted by state and foreign taxes, the tax effect relating to uncertain income tax positions, the liquidation of one of our foreign subsidiaries and a change in the valuation allowance against our DTA due to results of continuing operations.

Results of Operations—Mortgage Insurance
Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011
The following table summarizes our mortgage insurance segment’s results of operations for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net loss	$(23.0)	$(97.6)	(76.4)%	$(68.2)	$(333.6)	(79.6)%
Net premiums written—insurance	182.5	164.2	11.1	379.4	345.0	10.0
Net premiums earned—insurance	170.8	164.3	4.0	344.2	350.5	(1.8)
Net investment income	17.6	24.9	(29.3)	35.6	51.7	(31.1)
Net gains on investments	26.7	27.5	(2.9)	58.9	45.2	30.3
Change in fair value of derivative instruments	(0.1)	0.3	n/m	—	(0.1)	(100.0)
Net (losses) gains on other financial instruments	—	(0.7)	(100.0)	(0.7)	1.8	n/m
Other income	1.3	1.1	18.2	2.6	2.5	4.0
Provision for losses	208.1	270.0	(22.9)	442.8	684.0	(35.3)
Change in reserve for premium deficiency	0.6	(3.1)	n/m	0.5	(4.5)	n/m
Policy acquisition costs	7.9	8.6	(8.1)	16.5	18.8	(12.2)
Other operating expenses	31.3	33.9	(7.7)	67.5	68.1	(0.9)
Interest expense	1.7	0.1	n/m	3.4	9.9	(65.7)
Income tax (benefit) provision	(10.2)	5.4	n/m	(22.0)	8.9	n/m
 __________________________
n/m – not meaningful
Net Loss.  The improvement in the results for the three and six months ended June 30, 2012, compared to the same periods of 2011, primarily reflects a significant decrease in the provision for losses. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011—Provision for Losses” below for further information.
Net Premiums Written and Earned.  Net premiums written increased for the three and six months ended June 30, 2012, compared to the same periods of 2011, primarily resulting from an increase in direct premiums written due to an increase in single premium policies originated in 2012. These increases in 2012 were partially offset by an increase in ceded premiums written as a result of the 2012 Quota Share Reinsurance Transaction, offset by a decrease in Smart Home and captive premiums as these transactions were terminated or run off. Net premiums earned increased in the three months ended June 30, 2012, compared to the same period of 2011, primarily due to increases in direct premiums earned as a result of an increase in new insurance written and a decrease in premiums refunded in connection with rescissions. Net premiums earned decreased in the six months ended June 30, 2012, compared to the same period of 2011, primarily due to an increase in ceded premiums as a result of the 2012 Quota Share Reinsurance Transaction, as well as lower premiums from second-lien and international business as this business runs off.

The following table provides additional information related to premiums written and earned for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Premiums written
Primary and Pool Insurance	$181,996	$163,556	$378,317	$343,813
Second-lien	482	592	993	1,212
International	40	46	61	15
Total premiums written—insurance	$182,518	$164,194	$379,371	$345,040
Premiums earned
Primary and Pool Insurance	$169,898	$162,388	$342,379	$345,857
Second-lien	482	592	993	1,212
International	383	1,345	842	3,390
Total premiums earned—insurance	$170,763	$164,325	$344,214	$350,459

Net Investment Income.  Our mortgage insurance net investment income decreased for the three and six months ended June 30, 2012, compared to the same periods of 2011, primarily due to a decline in our total investment balance as a result of negative operating cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our allocation to short-term and short duration investments remains high in anticipation of near-term claim payments in our mortgage insurance segment, and this allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in a low interest rate environment, has resulted in a lower yield profile for the portfolio. All periods include an allocation to the mortgage insurance segment of net investment income from Radian Group based on allocated capital, which was lower in 2012 compared to 2011.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net unrealized (losses) gains related to change in fair value of trading securities	$(5.3)	$19.4	$12.0	$31.8
Net realized gains on sales	32.0	8.1	46.9	13.4
Net gains on investments	$26.7	$27.5	$58.9	$45.2
During 2012, as market prices of our investments strengthened, we made the decision to opportunistically realize gains in the investment portfolio. During the second quarter of 2011, we sold our investment in a portfolio of Tobacco Bonds as discussed above, and recognized $21.7 million in realized losses in our mortgage insurance segment. These losses were more than offset by gains on sales of other securities in our trading portfolio.

Provision for Losses.  Our mortgage insurance provision for losses decreased for the three and six months ended June 30, 2012, compared to the same periods of 2011. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
New defaults	$153.3	$182.3	$300.0	$363.3
Existing defaults (1)	32.5	90.5	87.5	317.4
Second-liens, Loss adjustment expense (“LAE”) and Other (2)	22.3	(2.8)	55.3	3.3
Provision for losses	$208.1	$270.0	$442.8	$684.0
_____________________

(1)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated; (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but were either a cure, a prepayment, a paid claim or a rescission or denial during the period indicated; and (c) the impact to our IBNR reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims.

(2)
Includes the effect of reinsurance recoveries from captive and Smart Home transactions (including a $40 million write-down of Smart Home recoverables for the first half of 2012), second-lien activity, LAE and other miscellaneous loss-related activity.

Our mortgage insurance provision for losses for the three and six months ended June 30, 2012, decreased by $61.9 million and $241.2 million, respectively, as compared to the corresponding periods of 2011. This decrease was driven primarily by a decline in new default notices and less negative developments related to aging of the delinquent loan inventory (including changes associated with the aging of delinquent loans and loans moving into pending claim status), which more than offset the decrease in cures as compared to the corresponding periods of 2011. In addition, the negative impact from unanticipated reinstatements of policies and claims previously rescinded or denied in prior periods declined in 2012 as compared to 2011. Partially offsetting these positive developments was an increase in other losses, related primarily to a decrease in our estimated reinsurance recoverable from our remaining Smart Home transactions. This decrease was as a result of recent trends of lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur by the scheduled termination dates of our Smart Home transactions. In the second quarter of 2012, we terminated one of the remaining Smart Home transactions (which otherwise would have matured in November 2012). The final remaining Smart Home transaction is scheduled to mature in June 2013.
Our aggregate weighted average estimated default to claim rate (net of estimated insurance rescissions and claim denials) was approximately 46% at June 30, 2012, compared to 43% at both December 31, 2011 and June 30, 2011.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Recent trends in insurance rescission and claim denial activity reflect a significant relative shift toward more claim denials, which result primarily from the failure of our lender customers to provide the documentation required to perfect a claim submission. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed for a significant portion of previously denied claims. We expect that a portion of previously rescinded policies will be reinstated and a large portion of previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have considered this expectation in developing our IBNR reserve estimate. This IBNR estimate, which consists primarily of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $249.5 million and $170.6 million at June 30, 2012 and December 31, 2011, respectively.
The following table illustrates the impact of estimated insurance rescissions and claim denials on our loss reserve estimates as of the dates indicated:

(In millions)	June 30, 2012	December 31, 2011	June 30, 2011
Decrease to our loss reserve due to estimated future rescissions and denials	$532	$631	$655

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Rescissions—first loss position	$51.8	$126.6	$91.9	$220.4
Denials—first loss position	174.3	14.2	350.7	38.8
Total first loss position (1)	226.1	140.8	442.6	259.2
Rescissions—second loss position	12.9	41.2	25.5	72.2
Denials—second loss position	18.4	11.0	54.4	13.7
Total second loss position (2)	31.3	52.2	79.9	85.9
Total first-lien claims submitted for payment that were rescinded or denied (3)	$257.4	$193.0	$522.5	$345.1
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These claims may not have resulted in a claim payment obligation absent the rescission or denial, due to deductibles and other exposure limitations included in our policies.

(3)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.

The following table shows the projected net cumulative denial and rescission rates, net of both actual and expected reinstatements, as of June 30, 2012, on our total first-lien portfolio for each quarter in which the claims were received:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rates for Each Quarter (1)	Percentage of Claims Resolved (2)
Q4 2009	20.1%	100%
Q1 2010	18.1%	100%
Q2 2010	17.2%	99%
Q3 2010	15.5%	99%
Q4 2010	16.9%	99%
Q1 2011	20.4%	98%
Q2 2011	22.6%	94%
Q3 2011	25.5%	88%
Q4 2011	22.3%	79%
__________________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of June 30, 2012. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. As discussed in footnote (2) below, these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned, respectively. For the first and second quarters of 2012, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful and therefore they are not presented.

Other Operating Expenses.  The decrease in other operating expenses for the three months ended June 30, 2012 was primarily due to a $6.5 million decrease in stock-based compensation and a $2.2 million decrease in the provision for contract underwriting expenses due to lower estimated remedy expenses. Partially offsetting these decreases was a $3.6 million increase in consulting fees. The decrease in other operating expenses for the six months ended June 30, 2012 was due to a decrease in compensation costs, including stock-based compensation, and a decrease in the provision for contract underwriting expenses, partially offset by increases in premiums taxes, consulting fees and legal fees. All periods of 2012 reflect an increase in other operating expenses as a result of a reduction in the amount of acquisition costs that were deferred as a result of an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. Contract underwriting expenses for the three and six months ended June 30, 2012 were $5.1 million and $7.1 million, respectively, compared to $6.0 million and $9.7 million, respectively, for the corresponding periods of 2011. These decreases were primarily due to decreases in estimated remedy expenses for loans previously written via contract underwriting. During the first half of 2012, loans underwritten via contract underwriting accounted for 6.1% of applications, 5.9% of commitments for insurance and 5.7% of insurance certificates issued, compared to 12.5%, 11.8% and 12.5%, respectively, for the first half of 2011.
Interest Expense.  The results for the three and six months ended June 30, 2012 were impacted by a reduction in the allocation of interest expense to our mortgage insurance segment as compared to the comparable periods of 2011, which is based on relative equity for the mortgage insurance segment calculated in accordance with GAAP.
Income Tax (Benefit) Provision.  The income tax benefit for the three and six months ended June 30, 2012, was impacted by a change in the valuation allowance against our DTA due to results from continuing operations. The income tax provision for the comparable periods of 2011 was impacted by state and foreign taxes, the tax effect relating to uncertain income tax positions, and a change in the valuation allowance against our DTA due to results of continuing operations.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. All information is reported for our gross insured portfolio, unless specified otherwise. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2012		2011		2012		2011
Primary NIW
Prime	$8,330	99.9%	$2,280	100.0%	$14,790	99.9%	$4,863	99.9%
Alternative-A (“Alt-A”)	1	—	—	—	1	—	—	—
A minus and below	4	0.1	—	—	9	0.1	3	0.1
Total Primary	$8,335	100.0%	$2,280	100.0%	$14,800	100.0%	$4,866	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2012		2011		2012		2011
Total primary NIW by FICO (1) Score
>=740	$6,326	75.9%	$1,846	81.0%	$11,246	76.0%	$3,927	80.7%
680-739	1,816	21.8	434	19.0	3,216	21.7	936	19.2
620-679	193	2.3	—	—	338	2.3	3	0.1
Total Primary	$8,335	100.0%	$2,280	100.0%	$14,800	100.0%	$4,866	100.0%
____________________

(1)	FICO credit scoring model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Percentage of primary NIW
Refinances	34%	23%	39%	38%
LTV (2)
95.01% and above	1.3%	1.4%	1.5%	1.3%
90.01% to 95.00%	42.6%	35.5%	40.9%	33.1%
Adjustable Rate Mortgages (“ARMs”)
Less than five years	0.1%	0.1%	0.1%	0.1%
Five years and longer	2.5%	6.9%	2.5%	5.8%
____________________

(2)	LTV ratios: The ratio of the original loan amount to the original value of the property.

($ in millions)	June 30, 2012		December 31, 2011		June 30, 2011
Primary insurance in force
Flow	$118,420	90.8%	$113,438	89.9%	$111,510	89.1%
Structured	11,991	9.2	12,747	10.1	13,600	10.9
Total Primary	$130,411	100.0%	$126,185	100.0%	$125,110	100.0%

Prime	$112,112	86.0%	$106,407	84.3%	$103,860	83.0%
Alt-A	11,383	8.7	12,344	9.8	13,318	10.7
A minus and below	6,916	5.3	7,434	5.9	7,932	6.3
Total Primary	$130,411	100.0%	$126,185	100.0%	$125,110	100.0%
Primary risk in force
Flow
Prime	$25,951	88.9%	$24,401	87.3%	$23,637	86.1%
Alt-A	2,022	6.9	2,200	7.9	2,374	8.7
A minus and below	1,227	4.2	1,336	4.8	1,437	5.2
Total Flow	$29,200	100.0%	$27,937	100.0%	$27,448	100.0%
Structured
Prime	$1,520	58.2%	$1,610	58.4%	$1,702	58.4%
Alt-A	589	22.6	625	22.7	665	22.8
A minus and below	500	19.2	520	18.9	546	18.8
Total Structured	$2,609	100.0%	$2,755	100.0%	$2,913	100.0%
Total
Prime	$27,471	86.4%	$26,011	84.8%	$25,339	83.5%
Alt-A	2,611	8.2	2,825	9.2	3,039	10.0
A minus and below	1,727	5.4	1,856	6.0	1,983	6.5
Total Primary	$31,809	100.0%	$30,692	100.0%	$30,361	100.0%

($ in millions)	June 30, 2012		December 31, 2011		June 30, 2011
Total primary risk in force by FICO Score
Flow
>=740	$13,868	47.5%	$12,242	43.8%	$11,196	40.8%
680-739	9,265	31.7	9,205	33.0	9,327	34.0
620-679	5,162	17.7	5,503	19.7	5,865	21.4
<=619	905	3.1	987	3.5	1,060	3.8
Total Flow	$29,200	100.0%	$27,937	100.0%	$27,448	100.0%
Structured
>=740	$690	26.4%	$732	26.6%	$776	26.6%
680-739	757	29.0	802	29.1	848	29.1
620-679	698	26.8	738	26.8	781	26.8
<=619	464	17.8	483	17.5	508	17.5
Total Structured	$2,609	100.0%	$2,755	100.0%	$2,913	100.0%
Total
>=740	$14,558	45.8%	$12,974	42.3%	$11,972	39.4%
680-739	10,022	31.5	10,007	32.6	10,175	33.5
620-679	5,860	18.4	6,241	20.3	6,646	21.9
<=619	1,369	4.3	1,470	4.8	1,568	5.2
Total Primary	$31,809	100.0%	$30,692	100.0%	$30,361	100.0%
Percentage of primary risk in force
Refinances	32%		32%		31%
ARMs
Less than five years	4%		5%		5%
Five years and longer	6%		7%		7%

($ in millions)	June 30, 2012		December 31, 2011		June 30, 2011
Total primary risk in force by LTV
85.00% and below	$2,936	9.2%	$2,772	9.0%	$2,753	9.1%
85.01% to 90.00%	12,265	38.6	11,861	38.6	11,722	38.6
90.01% to 95.00%	11,648	36.6	10,735	35.0	10,268	33.8
95.01% and above	4,960	15.6	5,324	17.4	5,618	18.5
Total Primary	$31,809	100.0%	$30,692	100.0%	$30,361	100.0%

($ in millions)	June 30, 2012		December 31, 2011		June 30, 2011
Pool risk in force
Prime	$1,471	76.8%	$1,601	77.4%	$1,676	75.6%
Alt-A	113	5.9	122	5.9	132	6.0
A minus and below	331	17.3	345	16.7	408	18.4
Total pool risk in force	$1,915	100.0%	$2,068	100.0%	$2,216	100.0%

(In millions)	June 30, 2012	December 31, 2011	June 30, 2011
Other risk in force
Second-lien
1st loss	$91	$102	$109
2nd loss	25	29	33
NIMS	14	19	59
1st loss-Hong Kong primary mortgage insurance	49	64	89
Total other risk in force	$179	$214	$290
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by policy origination year as of the dates indicated:

	June 30, 2012		December 31, 2011		June 30, 2011
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
2005 and prior	19.7%	31.9%	22.4%	32.1%	24.7%	32.2%
2006	9.3	18.3	10.3	18.6	11.2	19.4
2007	20.3	36.4	22.7	36.8	24.5	37.1
2008	15.3	12.2	17.0	11.6	18.3	10.8
2009	7.4	0.9	8.7	0.8	9.6	0.5
2010	6.4	0.2	7.3	0.1	8.0	—
2011	10.5	0.1	11.6	—	3.7	—
2012	11.1	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by location of property for the top ten states (measured as of June 30, 2012) as of the dates indicated:

	June 30, 2012		December 31, 2011		June 30, 2011
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
Top Ten States
California	12.3%	11.1%	11.8%	11.8%	11.5%	12.7%
Florida	7.3	18.5	7.7	18.0	8.0	18.3
Texas	6.2	2.9	6.1	3.2	6.2	3.1
Illinois	5.5	6.6	5.4	6.1	5.2	5.8
Georgia	4.5	3.9	4.6	4.2	4.7	4.2
Ohio	4.1	3.1	4.2	3.0	4.3	2.9
New Jersey	4.0	5.7	3.9	5.2	3.8	4.9
New York	3.9	5.6	4.0	5.3	4.1	5.1
Pennsylvania	3.3	2.7	3.2	2.5	3.1	3.2
Arizona	3.1	3.4	3.2	3.2	3.0	2.4
Total	54.2%	63.5%	54.1%	62.5%	53.9%	62.6%
The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary NIW, accounted for 7.0% of primary NIW for the first six months of 2012, compared to 13.8% for the largest single customer for the first six months of 2011.

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

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
Default Statistics—Primary Insurance:
Flow
Prime
Number of insured loans	588,335	569,190	564,839
Number of loans in default	57,961	65,238	64,143
Percentage of loans in default	9.85%	11.46%	11.36%
Alt-A
Number of insured loans	40,976	44,355	47,491
Number of loans in default	13,001	14,481	15,329
Percentage of loans in default	31.73%	32.65%	32.28%
A minus and below
Number of insured loans	37,755	40,884	43,597
Number of loans in default	11,688	13,560	14,098
Percentage of loans in default	30.96%	33.17%	32.34%
Total Flow
Number of insured loans	667,066	654,429	655,927
Number of loans in default	82,650	93,279	93,570
Percentage of loans in default	12.39%	14.25%	14.27%
Structured
Prime
Number of insured loans	39,278	41,248	43,429
Number of loans in default	5,608	6,308	6,248
Percentage of loans in default	14.28%	15.29%	14.39%
Alt-A
Number of insured loans	17,435	18,484	19,600
Number of loans in default	5,053	5,563	5,930
Percentage of loans in default	28.98%	30.10%	30.26%
A minus and below
Number of insured loans	14,816	15,477	16,159
Number of loans in default	5,139	5,711	5,686
Percentage of loans in default	34.69%	36.90%	35.19%
Total Structured
Number of insured loans	71,529	75,209	79,188
Number of loans in default	15,800	17,582	17,864
Percentage of loans in default	22.09%	23.38%	22.56%
Total Primary Insurance
Prime
Number of insured loans	627,613	610,438	608,268
Number of loans in default	63,569	71,546	70,391
Percentage of loans in default	10.13%	11.72%	11.57%
Alt-A
Number of insured loans	58,411	62,839	67,091
Number of loans in default	18,054	20,044	21,259
Percentage of loans in default	30.91%	31.90%	31.69%
A minus and below
Number of insured loans	52,571	56,361	59,756
Number of loans in default	16,827	19,271	19,784
Percentage of loans in default	32.01%	34.19%	33.11%
Total Primary
Number of insured loans	738,595	729,638	735,115
Number of loans in default	98,450	110,861	111,434
Percentage of loans in default	13.33%	15.19%	15.16%
Default Statistics—Pool insurance:
Number of loans in default	19,336	21,685	26,016

The following table shows a rollforward of our primary loans in default:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning default inventory	103,027	116,896	110,861	125,470
Plus: New defaults (1)	17,945	22,421	36,604	45,769
Less: Cures (1)	(13,486)	(17,642)	(32,883)	(41,466)
Less: Claims paid (2)	(5,190)	(8,049)	(9,012)	(14,829)
Less: Rescissions (3)	(785)	(1,644)	(1,461)	(2,939)
Less: Denials (4)	(3,061)	(548)	(5,659)	(571)
Ending default inventory	98,450	111,434	98,450	111,434
___________________

(1)
Amounts reflected are compiled on a monthly basis consistent with reports received from loan servicers. The number of new defaults and cures presented includes the following number of monthly defaults that defaulted and cured within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Intra-period new defaults	5,379	6,696	17,780	21,636

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.
The table below shows the details related to the number of rescinded policies for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rescinded policies:
Rescinded	(1,073)	(1,812)	(1,928)	(3,282)
Reinstated	288	168	467	343
Total net rescissions	(785)	(1,644)	(1,461)	(2,939)

(4)
Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment. A significant number of denials in 2012 relate to one servicer.

The table below shows the details related to the number of denied claims for the periods indicated. Recent insurance activity reflects a relative shift toward more claim denials, which result primarily from the failure of our lender customers to provide the documentation required to perfect a claim submission. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed for a significant portion of previously denied claims. As a result of these trends and recent increases in claim denial activity, we expect that a large portion of previously denied claims will be reinstated based on submission of the required documentation and ultimately paid, and we have considered this expectation in developing our IBNR reserve estimate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Denied claims:
Denied	(3,953)	(1,347)	(7,297)	(2,824)
Reinstated	892	799	1,638	2,253
Total net denials	(3,061)	(548)	(5,659)	(571)

The following table shows additional information about our primary loans in default as of the date indicated:

	June 30, 2012
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	16,898	17.2%	25%	23%	26.4%	$178,146	7.1%
Four to eleven payments	23,243	23.6	48	44	10.2	508,725	20.3
Twelve payments or more	41,571	42.2	57	47	2.7	1,084,479	43.4
Pending claims	16,738	17.0	100	84	0.2	729,382	29.2
Total	98,450	100.0%	56%	48%		2,500,732	100.0%
IBNR						221,893
LAE and Other						74,386
Total primary reserves						$2,797,011

	June 30, 2011
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	20,839	18.7%	23%	20%	25.5%	$197,532	7.5%
Four to eleven payments	30,297	27.2	48	41	11.2	617,151	23.2
Twelve payments or more	46,213	41.5	57	45	4.5	1,230,265	46.3
Pending claims	14,085	12.6	100	79	0.3	611,492	23.0
Total	111,434	100.0%	53%	44%		2,656,440	100.0%
IBNR						99,931
LAE and Other						66,723
Total primary reserves						$2,823,094
___________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions and denials for each category of defaulted loans.

(2)	Net of estimate of rescissions and denials.

The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves:

	June 30, 2012	December 31, 2011	June 30, 2011
First-lien reserve per default (1)
Primary reserve per default	$28,410	$26,007	$25,334
Primary reserve per default excluding IBNR	26,157	24,637	24,437
Pool reserve per default (2)	18,012	16,305	16,795
Total first-lien reserve per default	26,704	24,420	23,718
___________________

(1)	Calculated as total reserves divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at June 30, 2012, December 31, 2011, and June 30, 2011, would have been $27,949, $25,402 and $28,277, respectively.

The following table shows our total net claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net claims paid (1):
Prime	$170,351	$256,020	$297,452	$464,215
Alt-A	40,261	88,140	76,912	163,270
A minus and below	31,112	52,794	57,192	97,379
Total primary claims paid	241,724	396,954	431,556	724,864
Pool	20,374	58,341	45,300	92,699
Second-lien and other	1,349	3,736	4,932	6,619
Subtotal	263,447	459,031	481,788	824,182
Impact of first-lien terminations	—	38,198	—	38,198
Impact of captive terminations	—	(1,166)	(148)	(1,166)
Impact of second-lien terminations	—	16,550	—	16,550
Total net claims paid	$263,447	$512,613	$481,640	$877,764
Average net claim paid (1) (2):
Prime	$47.1	$49.9	$48.6	$49.0
Alt-A	56.4	62.0	57.8	60.9
A minus and below	36.0	40.8	38.0	39.0
Total average net primary claim paid	46.6	50.6	47.6	49.5
Pool	65.9	80.2	66.9	75.7
Second-lien and other	24.5	27.7	26.2	28.9
Total average net claim paid	$47.4	$52.7	$48.5	$51.2
Average direct primary claim paid (2) (3)	$49.2	$55.3	$50.4	$54.8
Average total direct claim paid (2) (3)	$49.9	$56.9	$51.0	$56.0
__________________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

(3)	Before reinsurance recoveries.

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans, claim activity has historically reached its highest level in the second through fourth years. Based on these trends, approximately 31.7% and 27.6% of our primary RIF at June 30, 2012 and December 31, 2011, respectively, had not yet reached its expected highest claim frequency years. All of our pool RIF at June 30, 2012, had reached its highest expected claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner and to a significantly greater extent than has been the case historically for our books of business.
The following tables show the states with the highest direct claims paid (measured as of June 30, 2012) and the corresponding percentages of total direct claims paid, and the number of primary mortgage insurance defaults and the corresponding percentage of total defaults, as of and for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2012		2011		2012		2011
States with highest direct claims paid (first-lien):
California	$45,396	17.2%	$84,868	16.6%	$78,033	16.2%	$147,362	16.8%
Florida	33,100	12.6	70,389	13.7	62,131	12.9	133,491	15.2
Arizona	22,179	8.4	44,858	8.8	42,912	8.9	78,341	8.9
Illinois	15,861	6.0	23,628	4.6	27,271	5.7	40,315	4.6
Georgia	14,228	5.4	26,631	5.2	25,545	5.3	47,131	5.4
States with highest number of defaults:
Florida	16,967	17.2%	18,586	16.7%
California	7,057	7.2	9,247	8.3
Illinois	6,381	6.5	6,644	6.0
Ohio	4,692	4.8	5,164	4.6
New Jersey	4,519	4.6	4,189	3.8
Claims paid in California, Florida and Arizona continue to account for a disproportionate share of total claims paid reflecting the significant home price depreciation in those states and the higher percentage of Alt-A loans, which have had a higher claim frequency, as well as the relatively high proportion of RIF in those states.
Although the states of California, Illinois, Ohio and New Jersey account for a large portion of our total defaults, their share of total defaults is generally proportional to the size of their insured portfolios. In the state of Florida, however, the number of defaults compared to total defaults is disproportionately larger relative to the size of Florida’s insured portfolio. This disproportionate share of total defaults is the result of Florida having experienced a large decline in home prices, high levels of unemployment, and a higher level of exposure to riskier products. Given our exposure to these states, our loss experience has been significantly affected and will continue to be negatively affected if in these states, the pace of improvement fails to accelerate or conditions there persist or should deteriorate again.

The following table shows information regarding our reserve for losses and reserve for premium deficiency as of the dates indicated:

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Reserves for losses by category:
Prime	$1,740,492	$1,748,412	$1,635,206
Alt-A	597,570	612,423	652,577
A minus and below	361,104	370,806	374,647
Reinsurance recoverable (1)	97,845	151,569	160,664
Total primary reserves	2,797,011	2,883,210	2,823,094
Pool	348,288	353,583	436,948
Total first-lien reserves	3,145,299	3,236,793	3,260,042
Second-lien (2)	9,970	11,070	8,522
Other	74	37	18
Total reserve for losses	$3,155,343	$3,247,900	$3,268,582
Reserve for premium deficiency on second-liens	$4,183	$3,644	$6,251
________________________

(1)	Represents ceded losses on captive transactions, Smart Home and quota share reinsurance transactions.

(2)	Does not include second-lien premium deficiency reserve (“PDR”).

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2012	2011	2012	2011
First-lien Captives
Premiums ceded to captives (in thousands)	$6,289	$7,266	$12,718	$14,853
% of total premiums	3.5%	4.2%	3.6%	4.1%
IIF (1) subject to captives	8.9%	9.9%
RIF (2) subject to captives	7.7%	9.7%

Quota Share Reinsurance (“QSR”)
Ceded premiums written (in thousands)	25,477
% of premiums written	12.0%
Ceded premiums earned (in thousands)	3,098
% of total premiums	1.7%
RIF included in QSR (in thousands) (3)	922,497
Ceding commissions (in thousands)	6,369
Persistency (12 months ended) (4)	83.9%	82.5%
_________________________

(1)	Insurance in force (“IIF”) on captives as a percentage of primary IIF.

(2)	RIF on captives as a percentage of primary RIF.

(3)	RIF ceded under QSR included in primary RIF.

(4)	Reflects the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

Results of Operations—Financial Guaranty
Quarter and Six Months Ended June 30, 2012 Compared to Quarter and Six Months Ended June 30, 2011
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net (loss) income	$(96.3)	$234.7	n/m	$(220.3)	$573.7	n/m
Net premiums written—insurance	(0.6)	(11.4)	(94.7)%	(119.8)	(9.5)	n/m
Net premiums earned—insurance	16.0	24.6	(35.0)	9.9	41.5	(76.1)%
Net investment income	13.3	19.0	(30.0)	30.0	34.4	(12.8)
Net (losses) gains on investments	(0.3)	16.8	(101.8)	35.0	36.5	(4.1)
Change in fair value of derivative instruments	(33.1)	188.4	n/m	(105.9)	432.7	n/m
Net (losses) gains on other financial instruments	(61.9)	5.7	n/m	(79.0)	78.5	n/m
Gain on sale of affiliate	7.7	—	n/m	7.7	—	n/m
Other income	0.1	0.1	—	0.2	0.1	100.0
Provision for losses	2.8	(6.4)	n/m	34.2	7.0	n/m
Policy acquisition costs	2.9	5.8	(50.0)	22.3	9.7	129.9
Other operating expenses	8.9	12.0	(25.8)	22.8	24.1	(5.4)
Interest expense	10.9	15.9	(31.4)	23.3	23.2	0.4
Income tax provision (benefit)	12.7	(7.4)	n/m	15.6	(13.9)	n/m
__________________________
n/m – not meaningful
Net (Loss) Income.  Our financial guaranty segment results for the three and six months ended June 30, 2012 were impacted primarily by realized and unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments, primarily as a result of the Commutation Transactions, compared to large unrealized gains for such items in the comparable periods of 2011. The net loss for the first six months of 2012 was also impacted by an income tax provision, compared to an income tax benefit in the comparable period of 2011, and by the Assured Transaction, which reduced our pre-tax income for the first half of 2012 by $28.8 million.
Net Premiums Written and Earned.  Net premiums written and earned for the six months ended June 30, 2012, reflects the impact of the Assured Transaction, which resulted in a decrease of $119.8 million and $22.3 million in premiums written and earned, respectively. Net premiums earned for the three and six months ended June 30, 2012 were positively impacted by a higher amount of prepayments (“refundings”) than in the comparable periods of 2011. Net premiums written and earned for the three and six months ended June 30, 2011, reflects a significant commutation of reinsurance exposure with one of our primary insurers, which reduced premiums written and accelerated premiums earned.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net premiums earned:
Public finance direct	$14,147	$11,580	$24,360	$19,416
Public finance reinsurance	822	8,262	5,592	16,066
Structured direct	246	941	628	1,382
Structured reinsurance	803	955	1,616	1,764
Trade credit reinsurance	(2)	42	(2)	41
Total premiums earned—insurance	16,016	21,780	32,194	38,669
Impact of commutations/reinsurance	—	2,829	(22,264)	2,829
Total net premiums earned—insurance	$16,016	$24,609	$9,930	$41,498
Refundings included in total net premiums earned	$10,483	$9,300	$18,707	$14,131
Net Investment Income.  Our financial guaranty net investment income decreased for the three and six months ended June 30, 2012, compared to the same periods of 2011, primarily due to a decline in our total investment balance as a result of negative operating cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. All periods include an allocation to the financial guaranty segment of net investment income from Radian Group based on allocated capital.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net unrealized gains related to change in fair value of trading securities	$(9.8)	$31.6	$3.0	$44.9
Net realized gains (losses) on sales	9.5	(14.8)	32.0	(8.4)
Net gains on investments	$(0.3)	$16.8	$35.0	$36.5
During 2012, as market prices of our investments strengthened, we made the decision to opportunistically realize gains in the investment portfolio. During the second quarter of 2011, we sold our investment in a portfolio of Tobacco Bonds and recognized a $32.0 million realized loss in our financial guaranty segment, which was partially offset by gains on sales of other securities in the trading portfolio.
Change in Fair Value of Derivative Instruments.  The components of the (losses) gains included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net premiums earned—derivatives	$7.3	$10.5	$15.9	$21.4
Financial Guaranty credit derivatives	(39.2)	181.9	(119.4)	416.5
Financial Guaranty VIE derivatives	(1.2)	(4.0)	(2.4)	(4.9)
Put options on Committed Preferred Custodial Trust Securities	—	—	—	(0.3)
Change in fair value of derivative instruments	$(33.1)	$188.4	$(105.9)	$432.7

The losses experienced during the three and six months ended June 30, 2012 were primarily a result of the Commutation Transactions. As a result of our payment related to the Terminated TruPs CDOs, we recorded a loss representing the difference between the amount paid and the fair value liability we had previously recorded. Also impacting the six months ended June 30, 2012 was a change in Radian Group’s five-year CDS spread, which tightened by 952 basis points during the first half of 2012, and resulted in unrealized losses, compared to spread widening of 503 basis points during the first half of 2011, which resulted in large unrealized gains. See “Item 3.—Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments.
Net (Losses) Gains on Other Financial Instruments.  The components of the net (losses) gains on other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
(Losses) gains related to change in fair value of Financial Guaranty VIE debt	$(68.3)	$(43.5)	$(101.8)	$27.0
Gain related to other Financial Guaranty VIE assets	5.9	14.4	9.3	18.3
Gain on the purchase of long-term debt	0.7	—	14.0	—
Foreign currency gain related to the liquidation of a foreign subsidiary	—	39.6	—	39.6
Other	(0.2)	(4.8)	(0.5)	(6.4)
Net (losses) gains on other financial instruments	$(61.9)	$5.7	$(79.0)	$78.5
The results for the three and six months ended June 30, 2012 were mainly impacted by the loss on the commutation of our CDO of ABS, for which we paid an amount in excess of the fair value liability that we had recorded previously. The results for the three and six months ended June 30, 2012, also include an allocation to the financial guaranty segment of the gain on the purchase of our 2013 Notes. The results for the three and six months ended June 30, 2011 were mainly impacted by the liquidation of one of our foreign subsidiaries and by the change in Radian Group’s five-year CDS spread (discussed above).
Gain on Sale of Affiliate. The results for both the three and six months ended June 30, 2012, reflect the gain on the sale of the FG Insurance Shell, which was completed in the second quarter of 2012 as part of the Assured Transaction.
Provision for Losses. The provision for losses increased for the three months ended June 30, 2012, due to loss developments in our public finance business, compared to a reduction in the provision for losses in the same period of 2011, resulting from decreases in the loss estimates in our public and structured finance businesses. The provision for losses increased for the six months ended June 30, 2012, compared to the same period of 2011, due to an increase in our estimated net claim liability related to our exposure to Greece in our public finance reinsurance business, and increased loss severity in our structured finance business.
Policy Acquisition Costs.  Policy acquisition costs for the three months ended June 30, 2012, decreased from the comparable period of 2011, due to the fact that the second quarter of 2011 included a write-off of policy acquisition costs related to the significant commutation of reinsurance exposure with one of our primary insurers. Policy acquisition costs for the six months ended June 30, 2012, increased from the comparable period of 2011, reflecting the $15.7 million write-off of acquisition costs as a result of the Assured Transaction.
Other Operating Expenses.  The decrease in other operating expenses for the three months ended June 30, 2012, compared to the same period of 2011, was primarily the result of a reduction in stock-based compensation expense. The decrease in other operating expenses for the six months ended June 30, 2012, compared to the same period of 2011, was primarily due to a decrease in compensation expense, partially offset by an increase in legal fees and consulting fees.
Interest Expense.  The results for 2012 were impacted by an increase in the allocation of interest expense to our financial guaranty segment, which is based on its relative GAAP equity.

Income Tax Provision (Benefit).  The income tax provision for the three and six months ended June 30, 2012 was impacted by a change in the valuation allowance against our DTA due to results from continuing operations. The income tax benefit for the three and six months ended June 30, 2011, was impacted by state and foreign taxes, the liquidation of one of our foreign subsidiaries and a change in the valuation allowance against our DTA due to results of continuing operations.

Financial Guaranty General Claims and Reserve for Losses
The following table shows financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Total net claims paid (recoveries)	$(6,720)	$3,430	$2,280	$3,696

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Total reserve for losses	$94,937	$63,002	$75,042
Financial Guaranty Exposure Information
The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim (asset) liability and fair value net (asset) liability as of the dates indicated. Net par outstanding as of June 30, 2012, does not include our $75 million exposure related to the Terminated TruPs CDOs as described in further detail in “Business Summary—Financial Guaranty” above.

	June 30, 2012
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$6.6	15.9%	$28.9	$0.1
Healthcare and long-term care	3.7	8.9	15.3	0.7
Water/sewer/electric gas and investor-owned utilities	1.8	4.3	25.2	1.3
Airports/transportation	1.1	2.7	1.7	21.0
Education	1.5	3.6	(5.8)	—
Escrowed transactions (5)	1.0	2.4	—	—
Housing	0.1	0.2	0.3	—
Other municipal (6)	0.6	1.5	(8.2)	0.7
Total public finance (7)	16.4	39.5	57.4	23.8
Structured finance:
CDO	24.0	57.8	5.6	93.8
Asset-backed obligations	0.9	2.2	29.6	14.4
Other structured (8)	0.2	0.5	—	0.1
Total structured finance	25.1	60.5	35.2	108.3
Total	$41.5	100.0%	$92.6	$132.1

	December 31, 2011
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$15.8	22.8%	$6.1	$0.3
Healthcare and long-term care	5.4	7.8	17.4	0.7
Water/sewer/electric gas and investor-owned utilities	3.6	5.2	33.9	1.0
Airports/transportation	3.3	4.8	0.4	7.9
Education	2.2	3.2	(13.7)	—
Escrowed transactions (5)	1.4	2.0	—	—
Housing	0.3	0.4	0.4	—
Other municipal (6)	0.9	1.3	(8.0)	0.9
Total public finance (7)	32.9	47.5	36.5	10.8
Structured finance:
CDO	35.1	50.7	1.5	111.9
Asset-backed obligations	0.9	1.3	22.5	7.9
Other structured (8)	0.3	0.5	—	(1.1)
Total structured finance	36.3	52.5	24.0	118.7
Total	$69.2	100.0%	$60.5	$129.5
____________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

(2)
A net claim liability is recorded on the balance sheet when there is evidence that deterioration has occurred and the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy. The net claim liability reported is net of estimated salvage and subrogation, which may result in a net claim asset.

(3)
Represents either the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts, or the net (asset) liability recorded within VIE debt and other financial statement line items for financial guaranty consolidated VIEs.

(4)	Includes $1.8 billion and $3.0 billion at June 30, 2012 and December 31, 2011, respectively, of tax supported revenue bonds.

(5)
Legally defeased bond issuances where our financial guaranty policies have not been extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders.

(6)
Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(7)
Includes $2.8 billion and $3.2 billion at June 30, 2012 and December 31, 2011, respectively, of international public finance obligations (which includes sovereign and sub-sovereign debt), of which $130.8 million and $143.8 million at June 30, 2012 and December 31, 2011, respectively, was in the six Stressed European Countries, other than Ireland, for which we have no exposure.

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
We have reinsured several primary financial guaranty insurers’ obligations with respect to $225.4 million in net par outstanding at June 30, 2012, related to Jefferson County, Alabama (the “County”) sewer warrants (the “Obligations”). The County’s sewer system operations have generated sufficient revenues since the beginning of 2009 to pay interest on its outstanding debt, as well as regularly scheduled annual installments of principal in February of 2010, 2011 and 2012, primarily due to historically low prevailing interest rates on the County’s variable rate obligations. However, we believe a number of factors continue to adversely affect the performance of our insured obligations, including the County’s highly leveraged capital position, the sub-par performance of the sewer facilities, the possibility that the County will be unable to generate sufficient revenues to make regularly scheduled payments of principal and interest on the Obligations if interest rates increase, and the filing by the County on November 9, 2011, of a petition for bankruptcy (the “Bankruptcy Petition”) under Chapter 9 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the U.S. Bankruptcy Court in the Northern District of Alabama (the “Bankruptcy Court”).
The County’s financial condition is suffering from a liquidity crisis occasioned, in part, by court decisions invalidating an occupational tax, which contributed approximately $70 million (or one-third of the County’s operating revenues) to finance the County’s operations unrelated to the sewer system operations. The County has been unable to replace these tax revenues to date, placing an additional strain on the County’s finances. Currently, the County cannot raise taxes or fees without state approval and the majority of its tax revenues are for specific purposes.
In September 2011, the County voted to accept an agreement in principle that, if implemented, would have resulted in the refinancing of the County’s sewer Obligations by July 2012, and the settlement of outstanding claims and litigation with respect to the Obligations. The County and the State court-appointed receiver for the sewer system (the “Receiver”) had been in negotiations to reach a definitive agreement. Negotiations abruptly ended in November 2011, when the County filed the Bankruptcy Petition. The Receiver promptly filed a motion in the Bankruptcy Court to have his receivership order and its continuing effectiveness accepted by the Bankruptcy Court. Creditors also sought to have the Bankruptcy Petition dismissed as ineligible. On January 6, 2012, the Bankruptcy Court ruled (the “January 6th Order”) that the sewer system is under the exclusive jurisdiction of the Bankruptcy Court and that the Receiver was without power to exercise authority over the system. In practical terms, the County was restored to operational control of the system subject to the Bankruptcy Court’s jurisdiction. We believe the removal of the Receiver will make it more difficult to structure a potential plan for the County to emerge from bankruptcy.
On March 5, 2012, the Bankruptcy Court ruled that the County was eligible to file the Bankruptcy Petition. The creditors to the County’s sewer system are pursuing an appeal of the eligibility ruling. On April 20, 2012, the Alabama Supreme Court ruled in a separate case that counties in Alabama having warrants similar to the Obligations are authorized by Alabama law to file for bankruptcy under Chapter 9 of the Bankruptcy Code, which decision will likely weaken arguments in support of the creditors’ appeal. No assurance can be given that an appeal of the eligibility decision will be pursued or that any appeal will be successful.
The Bankruptcy Court has ruled that the system’s net revenues are exempt from the automatic stay provisions of the Bankruptcy Code and may be paid to creditors, but may be paid only after the payment of operating expenses of the system. The relevant parties entered into a temporary agreement providing for a monthly distribution of the net revenues to creditors through June 2012, which avoided a deficiency in the payment of interest on the Obligations. On June 29, 2012, the Bankruptcy Court ruled (the “June 2012 Ruling”) that the County could not use the sewer system’s revenues for anticipated legal fees or as a reserve for capital expenditures, which should increase the funds available in the short term to repay the Obligations. As a result of the June 2012 Ruling, we currently expect the continued distribution of sufficient revenues to creditors to satisfy required payments of interest on the Obligations until the next installment of principal is due in February 2013. The County has petitioned the Bankruptcy Court for clarification on whether the County can use the sewer system’s revenues for legal fees and capital expenditures actually incurred, which could result in a reduction in net revenues available to pay the Obligations.

While the full potential impact of the Bankruptcy is uncertain at this time, the trustee for the Obligations has the ability, with Bankruptcy Court approval, to accelerate the payment of these Obligations. This would likely result in direct claims of up to $9.6 million of our reinsurance net par exposure related to regularly scheduled payments of debt service under reserve fund surety policies issued by our primary insurers. To date, the trustee has not sought to accelerate these payments. The withholding of net revenues by the County for payment of operating expenses as ultimately defined by the Bankruptcy Court, could result in further draws on those sureties for payments of regularly scheduled debt service and the reduction of current salvage amounts receivable by us against claims that we paid in 2008.
As of June 30, 2012, we have paid an aggregate $20.8 million of claims including LAE, net of salvage, on this transaction. In addition, as of June 30, 2012, we have a $27.3 million net claim liability for our remaining exposure on this transaction, which includes the anticipated impact of the June 2012 Ruling and the uncertainty surrounding any potential clarification thereof.
As of June 30, 2012, we also had $1.15 billion net par exposure to 11 directly insured senior bonds (“TruPs bonds”) issued pursuant to 13 TruPs CDS contracts. Many issuers of the TruPs collateral underlying our insured obligations have been negatively affected by the most recent U.S. economic recession and slow recovery, and as a result, have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Recently, the number of cures of previous defaults and the payment of deferred interest payments on the TruPs collateral has outpaced new initial defaults and deferrals. As of June 30, 2012, $321.9 million of our net par outstanding related to the TruPs bonds was internally rated BIG. The weighted average internal rating for the TruPs bonds improved during the first six months of 2012 from BB as of December 31, 2011, to BBB- as of June 30, 2012, due to the Commutation Transactions.

The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our insured TruPs bonds outstanding as of June 30, 2012. Net par outstanding as of June 30, 2012, does not include our $75 million exposure related to the Terminated TruPs CDOs as described in further detail in “Business Summary—Financial Guaranty” above.

TruPs Bond	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding June 30, 2012	Subordination after defaults (%) June 30, 2012 (1)	Subordination after defaults and deferrals (%) (2)		Interest Coverage Ratio (3)

				(In millions)		June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
1	9/2016	(4)(5)	12/2036	$74.8	47.5%	31.5%	30.2%	294.4%	290.6%
2	10/2016	(4)(5)	7/2037	129.1	40.1	26.2	25.3	179.8	187.1
3	11/2016	(4)(5)	9/2037	73.5	46.6	38.5	34.9	326.9	207.4
	11/2016	(4)	9/2037	106.8	46.6	38.5	34.9	326.9	207.4
4	12/2016	(4)	3/2037	119.3	39.7	30.3	29.8	241.9	251.8
5	3/2017	(4)(5)	9/2036	101.6	51.7	45.8	44.9	354.9	306.1
	9/2036		9/2036	162.6	51.7	45.8	44.9	354.9	306.1
6	6/2036		6/2036	85.3	41.6	28.0	27.5	301.7	335.0
7	1/2033		1/2033	36.7	63.0	51.0	50.5	240.9	236.9
8	9/2033		9/2033	69.5	53.7	42.8	42.3	340.8	343.0
9	12/2033		12/2033	24.0	60.2	52.0	45.0	347.8	406.8
10	10/2034		10/2034	43.2	45.9	28.0	26.5	291.3	322.7
11	12/2036		12/2036	120.7	50.1	44.3	43.8	567.9	517.4
Total				$1,147.1
___________________

(1)
Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath each insured TruPs bond, after giving effect to paydowns or redemptions (“amortization”) of collateral and actual defaults and assuming no recoveries of principal on the defaulted TruPs. Notwithstanding this principal subordination, it is possible that the remaining performing collateral in these transactions will not generate sufficient cash to pay interest on our insured TruPs bonds. In this event, we may be required to make a claim payment in respect of interest, even on transactions where subordination remains to cover principal payments.

(2)
Reflects the amount of principal subordination (expressed as a percentage of the principal of the total collateral pool) remaining beneath each insured TruPs bond, after giving effect to deferrals of interest payments on the TruPs collateral, as well as amortization and actual defaults, assuming no recoveries of principal on the defaulted or deferred TruPs.

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

(5)
Pursuant to the terms of our CDS contracts covering these TruPs bonds, we could be required to pay our counterparties the outstanding par on our insured TruPs bond on the scheduled termination date of our CDS contract. For more information regarding this potential liquidity risk, see “Results of Operations—Liquidity and Capital Resources.”

We currently do not expect losses on our insured TruPs bonds, even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make principal and interest payments on the underlying TruPs bonds.

Off-Balance Sheet Arrangements
All VIEs must be evaluated for consolidation in accordance with the accounting standard regarding consolidation of VIEs. VIEs are entities, including corporations, trusts or partnerships, in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance the VIE’s activities without additional subordinated financial support.
Our interests in VIEs may either be accounted for as insurance contracts or financial guaranty derivatives or in some cases, as consolidated VIEs, which are described more fully below. For insurance contracts with VIEs that we do not consolidate, we estimate reserves for losses and LAE, and for derivative interests in VIEs that we do not consolidate, we estimate changes in the fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. VIEs may also be used to create securities with a unique risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. We do not record the underlying assets or liabilities of the VIEs on our balance sheets unless we are the primary beneficiary of the VIE.
Smart Home
In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transferred risk from our portfolio to investors in the capital markets. Since 2004, we completed four Smart Home reinsurance transactions. We exercised our option to terminate two of these transactions in March 2011, with RIF of approximately $41 million. In the second quarter of 2012, we terminated one of the remaining Smart Home transactions (which otherwise would have matured in November 2012) with RIF of approximately $243 million. These terminations did not have a material impact on our financial position, results of operations or cash flows, and they did not have a material impact on Radian Guaranty’s risk-to-capital position or statutory capital. The final remaining Smart Home transaction is scheduled to mature in June 2013. Details of this transaction as of the initial closing date of the transaction and as of June 30, 2012, are as follows:

	Initial		As of June 30, 2012
Pool of mortgages (par value)	$5.9	billion	$1.7	billion
Risk in force (par value)	$1.4	billion	$398.5	million
Notes sold to investors/risk ceded (principal amount)	$229.5	million	$149.7	million

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
As of December 31, 2011, $250.0 million of principal amount of our 2013 Notes was outstanding, with a maturity date of February 15, 2013. Since December 31, 2011, Radian Group has purchased $170.6 million in principal amount of the outstanding 2013 Notes ($158.7 million as of June 30, 2012), which represents 68.3% of the principal amount of the 2013 Notes outstanding as of December 31, 2011. We recognized a gain on the purchases of $15.9 million for the six months ended June 30, 2012, representing the excess of carrying value over the purchase price. Currently $79.4 million principal amount of the 2013 Notes remains outstanding. We may from time to time, seek to redeem or purchase, prior to maturity, some or all of the remaining 2013 Notes in the open market, through private transactions, pursuant to one or more tender offers or through a combination of the foregoing, as circumstances may allow.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At June 30, 2012, Radian Group had immediately available, unrestricted cash and liquid investments of $352.6 million. Since June 30, 2012, we have used an additional $11.8 million of our available liquidity to purchase $12.0 million in principal amount of our 2013 Notes. Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of the principal amount remaining of our 2013 Notes; (iv) capital support for our mortgage insurance subsidiaries; (v) potential payments to the Internal Revenue Service (“IRS”) resulting from its examination of our 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed above. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of ongoing losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.
We expect to fund Radian Group’s short-term liquidity needs with (i) existing cash and marketable securities; and (ii) cash received under the expense-sharing arrangements with our subsidiaries. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
At June 30, 2012, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will not be required to sell the securities before recovery or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $57.3 million. For the same period, payments of interest on our long-term debt are expected to be approximately $31.4 million. These amounts are expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, GSE consent is required to modify or amend the expense-sharing agreements. Approximately $26.1 million of future expected corporate expenses and interest payments (approximately $14.4 million for the next 12 months) have been accrued for and paid by certain subsidiaries to Radian Group as of June 30, 2012, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of June 30, 2012, includes these amounts. A portion of these expenses (approximately $15.1 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group.
In addition, under the Fannie Mae approval for RMAI, Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or RMAI to Radian Group pursuant to the terms of the expense-sharing arrangements among these entities. Pursuant to the terms of our expense-sharing arrangements, any interest expense payments from Radian Guaranty or RMAI to Radian Group for the next twelve months are expected to be immaterial.

Repayment of 2013 Notes. Since December 31, 2011, we have purchased $170.6 million of principal amount of our outstanding 2013 Notes ($158.7 million as of June 30, 2012) and $79.4 million of principal amount of our 2013 Notes currently remains outstanding. We may from time to time, seek to redeem or purchase, prior to maturity, some or all of the remaining 2013 Notes in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow.
Capital Support for Subsidiaries.  In light of on-going losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty’s ability to continue writing insurance in the RBC States and to maintain approvals by the GSEs for RMAI as an eligible insurer in certain states. Radian Guaranty’s risk-to-capital ratio was 21.0 to 1 at June 30, 2012.
Based on our current projections, we expect Radian Guaranty’s risk-to-capital ratio to continue to increase. Absent any further risk-to-capital support, we expect Radian Guaranty to exceed the 25 to 1 risk-to-capital ratio requirement and other Statutory RBC Requirements during the second half of 2012. See “Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty” in Part II, Item 1A of this Quarterly Report.
Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations or by the GSEs. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently are operating at or near minimum capital levels and have required, and in the future may continue to require, additional capital contributions from Radian Group.
Radian Group and Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) are parties to an Assumption and Indemnification Agreement with regard to certain proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) currently held by CMAC of Texas. This indemnification was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise may have been required as a result of our remeasurement of uncertain tax positions related to the portfolio of REMIC residual interests. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS, and we are currently contesting the proposed adjustments related to the REMICs.
Dividends.   Our quarterly common stock dividend is $0.0025 per share, and based on our current outstanding common stock, we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary, any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that we expect to make during the next twelve months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, GSE consent is required to modify or amend the tax-sharing agreement.

Freddie Mac Approval
Pursuant to the Freddie Mac approval of RMAI as a special purpose mortgage insurer, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty, as defined in the Freddie Mac approval, are at least $700 million throughout the term of the approval. As defined in the Freddie Mac approval, “Liquid Assets” are equal to the sum of (i) aggregate cash and cash equivalents, and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”); (b) securities rated single A or higher by either Moody’s Investor Service (“Moody's”), Standard & Poor’s Rating System (“S&P”) or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of June 30, 2012, Radian Guaranty's Liquid Assets under the Freddie Mac approval were approximately $1.3 billion. Although we do not expect that Radian Guaranty’s Liquid Assets will fall below $700 million before December 31, 2012, we do expect the amount of Radian Guaranty's Liquid Assets to continue to decline materially throughout 2012 (and potentially thereafter) as Radian Guaranty’s claim payments and other uses of cash continue to exceed cash generated from operations. In the event Radian Guaranty's Liquid Assets are projected to fall below $700 million, Radian Guaranty maintains significant additional investments that may be converted into Liquid Assets to ensure ongoing compliance with the Freddie Mac approval.
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million in principal amount due in 2015 and $450 million in principal amount due in 2017; (ii) potential additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the IRS resulting from its examination of our 2000 through 2007 tax years, which may not be resolved in the next 12 months. We may, from time to time, seek to redeem or purchase, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. At this time, we cannot determine the timing or amount of any potential purchases, which will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
As of the balance sheet date, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses (“NOLs”) that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOL on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
We expect to fund the long-term liquidity needs of Radian Group with a combination of (i) available cash and marketable securities; (ii) potential private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under expense-sharing arrangements with our subsidiaries; (iv) the potential sale of assets; and (v) dividends from our subsidiaries, to the extent available.
Mortgage Insurance
As of June 30, 2012, our mortgage insurance segment maintained claims paying resources of $4.3 billion, which includes the statutory surplus of Radian Asset Assurance of $1.2 billion.

The principal liquidity requirements of our mortgage insurance business include the payment of claims and loss mitigation transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business are capital contributions from Radian Group, insurance premiums, net investment income, and cash dividends from Radian Asset Assurance. Our mortgage insurance business has incurred significant losses over the past five years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. Current and projected shortfalls are expected to be funded from sales of marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments.
The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amounts we pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory capital would also likely reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the NYDFS.
Financial Guaranty
As of June 30, 2012, Radian Asset Assurance maintained claims paying resources of $1.8 billion, including statutory surplus of approximately $1.2 billion. In July 2012, Radian Asset Assurance paid an ordinary dividend of $54 million to Radian Guaranty. We expect that Radian Asset Assurance will next have the capacity to pay an ordinary dividend to Radian Guaranty in the third quarter of 2013. This dividend is expected to be approximately $40 million.
The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes, and dividends to Radian Guaranty. At June 30, 2012, Radian Asset Assurance had an aggregate of $379.0 million net par outstanding with a weighted average rating of BB with respect to four TruPs bonds pursuant to which Radian Asset Assurance could be required under certain circumstances to pay to the counterparty the outstanding par amount of the insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2016 and 2017, but will automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDO) unless terminated by the counterparty. If Radian Asset Assurance were required to pay a liquidity claim, the counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. In addition, four of the Terminated TruPs CDOs commuted pursuant to the Commutation Transactions had this liquidity claim feature. Although Radian Asset Assurance is no longer directly obligated to pay a liquidity claim for these terminated transactions, the Residual CDS includes provisions that provide the Counterparty with substantially the same economic benefit upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance. Consequently, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance’s projected and actual salvage recovery from the LPV may be materially reduced or eliminated.
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

	Six Months Ended June 30,
(In thousands)	2012	2011
Net (loss) income	$(288,491)	$240,121
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net losses (gains) on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	91,717	(594,576)
Net payments related to derivative contracts and VIE debt (1)	(4,709)	(82,128)
Net cash paid for commutations, terminations and recaptures (1)	(240,110)	(54,225)
Commutation-related charges	36,500	—
Gain on sale of affiliate	(7,708)	—
Equity in loss (earnings) of affiliates	13	(65)
Distribution from affiliates	92	—
Deferred tax benefit	(5,435)	(6,055)
Depreciation and amortization, net	30,761	33,130
Change in:
Reserve for losses and LAE	(60,770)	(198,667)
Reserve for premium deficiency	539	(4,485)
Unearned premiums	22,659	(55,695)
Deferred policy acquisition costs	14,320	9,400
Reinsurance recoverables	52,446	64,459
Other assets	10,095	38,649
Accounts payable and accrued expenses	(13,818)	1,220
Cash flows used in operating activities	$(361,899)	$(608,917)
__________________

(1)	Cash item.
Cash flows used in operating activities decreased for the first six months of 2012 as compared to the same period of 2011, primarily as a result of a reduction in mortgage insurance claims paid.
Stockholders’ Equity
Stockholders’ equity was $0.9 billion at June 30, 2012, compared to $1.2 billion at December 31, 2011. The decrease in stockholders’ equity resulted primarily from our net loss of $288.5 million for the first six months of 2012.
Ratings
Radian Group and our principal operating subsidiaries have been assigned the ratings provided in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, historically, also have been a significant factor in determining Radian Guaranty’s eligibility with the GSEs.

	MOODY’S (1)	S&P (2)
Radian Group	Caa2	CCC-
Radian Guaranty	Ba3	B-
Radian Insurance Inc.	B1	N/R	(3)
RMAI	Ba3	B-
Radian Asset Assurance	Ba1	B+
_____________________

(1)	Moody’s outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(2)	S&P’s outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(3)	Not currently rated.

Recent Ratings Actions
On April 17, 2012, Moody’s downgraded Radian Group’s credit rating from Caa1 to Caa2. This downgrade reflects Moody’s views regarding Radian Group’s current liquidity position, the ongoing stress at our mortgage insurance subsidiaries and Radian Group’s upcoming debt maturities. In the same action, Moody’s confirmed its financial strength ratings for our mortgage insurance and financial guaranty subsidiaries.
On August 2, 2012, S&P downgraded Radian Group’s credit rating from CCC to CCC-, and also downgraded Radian’s mortgage insurance subsidiaries’ ratings from B to B-. These downgrades reflects S&P’s views regarding the increase in claims, lack of improvement in the economy, ongoing losses and potential for regulatory intervention.

Critical Accounting Policies
Securities and Exchange Commission guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our condensed consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below.
Reserve for Losses
We establish reserves to provide for losses and LAE and the estimated costs of settling claims in both our mortgage insurance and financial guaranty segments in accordance with the accounting standard regarding accounting and reporting by insurance enterprises. Although this standard specifically excludes mortgage insurance from its guidance relating to the reserve for losses, we establish reserves for mortgage insurance using the guidance contained in this standard, supplemented with other accounting guidance as described below, due to the lack of specific guidance for mortgage insurance.
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty, as currently exists. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures for an agreed upon payment, or payments, often at a discount to the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured or reinsured policy are generally eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures, or other negotiated terminations, which may result in differences in the accounting between transactions, or between the statutory financial statements of our insurance subsidiaries and our financial statements presented on a GAAP basis.

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
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are increased as defaulted loans age, because they are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates. However, in light of existing foreclosure moratoriums and efforts to increase loan modifications among defaulted borrowers, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer, and for defaults related to previously rescinded policies and denied claims which are likely to be reinstated (in the case of previously rescinded policies) or resubmitted (in the case of previously denied claims). Due to the period of time (generally up to 90 days) that we give the insured to rebut our decision to rescind coverage before we consider a policy to be rescinded and removed from our default inventory, we currently expect only a limited percentage of policies that were rescinded to ultimately be reinstated. We currently expect a significant percentage of claims that were denied to ultimately be resubmitted as a perfected claim and paid. Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our Master Policy, our insureds have up to one year after foreclosure to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
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
Our aggregate weighted average default to claim rate assumption (net of rescissions and denials) used in estimating our reserve for losses was 46% at June 30, 2012, compared to 43% at December 31, 2011. The increase from December 31, 2011 to June 30, 2012, was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our default inventory as of June 30, 2012. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of June 30, 2012, our default to claim rate estimate excluding pending claims, net of our estimate for insurance rescissions and claim denials, ranged from 20% for insured loans that had missed two to three monthly payments, to 45% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.
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
We considered the sensitivity of first-lien loss reserve estimates at June 30, 2012, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at June 30, 2012), we estimated that our loss reserves would change by approximately $91 million at June 30, 2012. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at June 30, 2012), we estimated that our loss reserves would change by approximately $5 million at June 30, 2012. For every one percentage point change in our overall default to claim rate (which we estimate to be 46% at June 30, 2012, including our assumptions related to rescissions and denials), we estimated a $58 million change in our loss reserves at June 30, 2012.

Financial Guaranty
In our financial guaranty segment, we recognize a net claim liability on our non-derivative transactions prior to an event of default (insured event) when there is evidence that credit deterioration has occurred for a particular policy and the present value of the expected claim loss will exceed the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under, or in connection with, the policy. In measuring the net claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, including potential settlements or commutations, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer, and based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we use information provided by the ceding company, as well as our specific knowledge of the credit for determining expected loss.
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
There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment-grade internal ratings, denoting nominal to moderate credit risk. However, net claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, should our financial guaranty risk management group disagree with the risk rating assigned by the ceding company, we may assign our own risk rating rather than use the risk rating assigned by the ceding company.
Reserve for Premium Deficiency
Insurance enterprises are required to establish a PDR if the net present value of the expected future losses and expenses for a particular product exceeds the net present value of expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for our financial guaranty and mortgage insurance businesses at least quarterly and update our premium deficiency analysis accordingly. Expected future expenses include consideration of maintenance costs associated with maintaining records relating to insurance contracts and with the processing of premium collections. We also consider investment income in the premium deficiency calculation through the use of our pre-tax investment yield to discount certain cash flows for this analysis.
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
For our mortgage insurance business, we group our mortgage insurance products into two categories, first-lien and second-lien.

Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment and the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of June 30, 2012, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent for the next six months with those rates observed during the past year, and then gradually return to normal historical levels over the subsequent three years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2012 or December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 2.34% and 2.62% as of June 30, 2012 and December 31, 2011, respectively. Expected losses are based on an assumed paid claim rate of approximately 13.3% on our total first-lien insurance portfolio (8% on performing loans and 46% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased to 15.1%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
For our second-lien mortgage insurance business, we project future premiums and losses for this business using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our pre-tax investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections.
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
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information reasonably available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, changes in credit spreads and benchmark interest rates, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. Fair value is defined as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty, or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs.

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
The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment necessary, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2012, our total Level III assets were approximately 4.1% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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
RMBS—The fair value of residential mortgage-backed securities (“RMBS”) is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
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
Foreign government securities—The fair value of foreign government securities is estimated using observed market yields used to create a maturity curve and observed credit spreads from market makers and broker-dealers. These securities are categorized in Level II of the fair value hierarchy.
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
Other investments—These securities primarily consist of deposit investments and short-term certificates of deposit, which are categorized in Level II and Level III of the fair value hierarchy. The fair value of the remaining securities is categorized in Level III of the fair value hierarchy, and is generally estimated by discounting estimated future cash flows.

We are responsible for the determination of the value of all investments carried at fair value and the supporting methodologies and assumptions. To assist us in this responsibility, we utilize independent third-party valuation service providers to gather, analyze, and interpret market information and estimate fair values based upon relevant methodologies and assumptions for various asset classes and individual securities. We perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes: (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services’ valuations to other independent sources; (iii) a review of month to month price fluctuations; and (iv) a comparison of actual purchase and sale transactions with valuations received from third parties. These processes are designed to ensure that our investment values are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.
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
Corporate CDOs
The fair value of each of our corporate CDO transactions is estimated based on the difference between: (1) the present value of the expected future contractual premiums we charge; and (2) the fair premium amount that we estimate that another financial guarantor would require to assume the rights and obligations under our contracts. The fair value estimates reflect the fair value of the asset or liability, which is consistent with the “in-exchange” approach, in which fair value is determined based on the price that would be received or paid in a current transaction as defined by the accounting standard regarding fair value measurements. These credit derivatives are categorized in Level III of the fair value hierarchy.

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default, and (2) 85% of the aggregate net par outstanding of our corporate CDO transactions (as of June 30, 2012) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination, such that none of these contracts are in a derivative asset position. As of June 30, 2012, 26% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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

Defining the Equivalent-Risk Tranche—Direct observations of fair premium amounts for our transactions are not available since these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, CDSs on tranches of a standardized index (the “CDX index”) are widely traded and observable, and provide relevant market data for determining the fair premium amount of our transactions, as described more fully below.
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

The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 35% of our corporate CDO contracts as of June 30, 2012, are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS, and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS, and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 87% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. We also cap the total estimated fair value of the contracts subject to termination, such that none of these contracts are in a derivative asset position. As of June 30, 2012, 36% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
TruPs CDOs and TruPs-Related VIE Liabilities—Our TruPs transactions are CDSs on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks, insurance companies, real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. To determine fair value for these transactions, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.
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
In the second quarter, we agreed with one of our derivative counterparties to commute our credit protection on six of our directly insured TruPs CDO transactions. A significant portion of the amount paid in consideration for these commutations was deposited with a limited purpose vehicle (considered a VIE in accordance with the accounting guidance regarding VIEs) to cover the counterparty’s potential future losses on the TruPs bonds underlying the terminated TruPs CDOs, through a CDS entered into by the VIE with the counterparty. The CDS terminates concurrently with the terminated TruPs bonds for which we had provided credit protection, and provides for payment to the counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the CDS, Radian Asset Assurance is entitled to these remaining funds.

We consolidate the VIE, and record the VIE’s assets and liabilities at fair value. To determine fair value for the VIE liabilities, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation.
CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDOs of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses can be estimated.
Fair value for the CDO of ABS transaction is estimated using a discounted cash flow analysis. We estimate cash flows for the transaction based on our internal credit analysis, which is based on the current performance of each security. The estimated fair value of the underlying collateral securities is determined using either observed market transactions, including broker-dealer quotes and actual trade activity on similar bonds, or expected cash flows discounted using the yield observed on similar bonds. The present value of the insured cash flows (which represents the VIE debt) is determined using a risk-free rate that is applied to the cash flows adjusted for Radian’s non-performance risk.
Prior to the second quarter 2012, the VIE debt and derivative liability within this CDO of ABS transaction were consolidated and categorized in Level III of the fair value hierarchy. The fair value of the VIE debt and other liabilities exceeded the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporated a discount rate that is based on our CDS spread, the fair value was substantially less than our expected ultimate claim payments. See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion regarding the settlement of this transaction in the second quarter of 2012.
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

Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of June 30, 2012, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
Other Financial Guaranty VIE Debt and Other Assets
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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $125.8 million; however, we do not currently expect to pay any claims related to these two VIEs. At June 30, 2012, we recorded $100.5 million of other assets, $100.3 million of VIE debt and $0.2 million of accounts payable and accrued expenses associated with these two VIEs.
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

Changes in expected principal credit losses on NIMS could impact our fair value estimate. The gross expected principal credit losses were $13.5 million and $18.0 million as of June 30, 2012 and December 31, 2011, respectively, and represent substantially all of our total NIMS RIF. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $7.7 million and $10.2 million less than the expected principal credit losses at June 30, 2012 and December 31, 2011, respectively. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.
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
An entity is considered the primary beneficiary and is required to consolidate a VIE if its variable interest: (i) gives it the power to most significantly impact the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive residual benefits that could potentially be significant to the VIE. For all VIEs in which we have a variable interest, we determine whether we are the primary beneficiary. In determining whether we are the primary beneficiary, a number of factors are considered, including the structure of the entity, provisions in our contracts that grant us additional rights to influence or control the economic performance of the VIE upon the occurrence of an event of default or a servicer termination event or the breach of a performance trigger, and our obligation to absorb significant losses. Due to the continued deterioration of the performance of many of our financial guaranty transactions, the breach of these performance tests or other events giving rise to our right to influence or control the economic performance of the VIE could occur. When we obtain control rights, we perform an analysis to reassess our involvement with these VIEs to determine whether we have become the primary beneficiary.
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. Prior to the second quarter of 2012, we consolidated the assets and liabilities associated with one CDO of ABS transaction. This transaction was commuted in the second quarter of 2012 and as a result, the assets and liabilities were unconsolidated. During the second quarter of 2012, in connection with the commutation of certain of our insured TruPs CDO transactions, a new VIE was formed, which we consolidated as a result of our ongoing involvement with the entity, including our ability to impact the activities of the VIE in certain limited ways that could impact its economic performance. As of June 30, 2012, we have determined that we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
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

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (i) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (ii) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. We adopted this standard effective January 1, 2012. The adoption of this update did not have a significant impact on our fair value measurements. Additional disclosures regarding unobservable market inputs related to our Level III instruments required under this update are presented in Note 4 of Notes to Condensed Financial Statements.
In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update eliminates the current presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this update effective January 1, 2012, and elected to present the components of net income, other comprehensive income and total comprehensive income in two separate but consecutive statements. Regardless of which option an entity chooses, the entity will be required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB deferred the effective date for the requirement to present reclassification adjustments on the face of the consolidated financial statements for the reclassification of items out of comprehensive income to net income.
In October 2010, the FASB issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update is effective for fiscal years beginning after December 15, 2011, and redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. We have adopted this update on a prospective basis as of January 1, 2012. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs will result in additional expenses in our mortgage insurance business being charged to earnings when incurred, rather than being deferred. There is no change to the amortization requirements due to this update. This adoption did not impact the financial guaranty business as we have adopted the update prospectively and are not deferring any new costs, as we have discontinued writing financial guaranty business. The implementation of this new guidance will materially reduce the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts. The lower amount of acquisition costs deferred will result in decreased amortization expense over time, which should partially offset the impact to our net income from the additional expenses charged to income when incurred at the origination of an insurance contract. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect on the total acquisition costs recognized over time or on our cash flows. For the three and six months ended June 30, 2012, amounts deferred as acquisition costs were $2.3 million and $8.7 million, respectively, under this update. Under our previous method of accounting for acquisition costs, amounts deferred as acquisition costs for the three and six months ended June 30, 2012 would have been $4.6 million and $15.8 million, respectively.

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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at June 30, 2012 and December 31, 2011, was $5.3 billion and $5.8 billion, respectively, of which 94% and 91%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At June 30, 2012, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $179.1 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $233.5 million. At June 30, 2012, the average duration of the fixed-income portfolio was 4.4 years compared to 4.6 years at December 31, 2011.
Credit Risk
We provide credit protection in the form of CDSs and other financial guaranty contracts that are marked to market through earnings. These financial guaranty contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS, and TruPs. With the exception of our insured TruPs CDOs and related VIE (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDSs and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread.
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of June 30, 2012. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 17.80% at June 30, 2012. Radian Group’s five-year CDS spread is an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument. Although the CDS spreads reflect the market view of our non-performance risk, this magnitude of tightening should not be interpreted as a proportional decrease in our non-performance risk. The non-performance risk is commonly measured by default probability, which lowers as the spread tightens. Radian Group’s five-year CDS spread at June 30, 2012, implies a market view that there is a 70% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011.

Corporate CDOs ($ in millions)
Weighted average credit spread	1.02%
Fair value of net assets	$(0.8)
	Increase/(Decrease) in Fair Value Asset based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$(19.1)	$(23.0)	$(27.1)
0 basis points change in Radian Group’s CDS spread	(0.3)	—	(0.6)
50% widening of Radian Group’s CDS spread	0.2	(0.2)	(0.6)
_______________________

Non-Corporate CDO related (1) ($ in millions)
Weighted average credit spread	2.52%
Fair value of net liabilities	$117.2
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$95.4	$119.0	$143.2
0 basis points change in Radian Group’s CDS spread	(12.9)	—	13.4
50% widening of Radian Group’s CDS spread	(59.2)	(51.8)	(44.2)
_______________________

(1)	Includes TruPs, CDOs of CMBS, and other non-corporate CDOs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.
Foreign Exchange Rate Risk
We analyzed our currency exposure as of June 30, 2012, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were measured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $11.6 million as of June 30, 2012.
At June 30, 2012, we held approximately $28.2 million of investments denominated in Euros. The value of the Euro against the U.S. dollar weakened from 1.29 at December 31, 2011, to 1.26 at June 30, 2012. At June 30, 2012, we held approximately $61.1 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar weakened from 0.0130 at December 31, 2011, to 0.0125 at June 30, 2012.
Equity Market Price
At June 30, 2012, the market value and cost of the equity securities in our investment portfolio were $252.5 million and $238.3 million, respectively. Included in the market value and cost of our equity securities is $144.1 million and $149.6 million, respectively, classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $25.3 million as of June 30, 2012.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty’s complaint seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master policy and delegated underwriting endorsement for approximately 140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process.  On August 24, 2011, Quicken filed a motion to dismiss the complaint. On September 12, 2011, Radian Guaranty filed a response to Quicken’s motion to dismiss, and on September 29, 2011, Quicken filed its reply.

Recently, we have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the United States District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans supposedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. Radian Guaranty and some of the other mortgage insurer defendants moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs’ loans. The court denied that motion on May 7, 2012. Radian Guaranty is evaluating other grounds for potential dismissal of the lawsuit.

Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts of the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the United States District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss the complaint on a number of grounds.

•
On March 12, 2012, a putative class action under RESPA titled McCarn v. HSBC USA, Inc., et al. was filed in the United States District Court for the Eastern District of California. Radian Guaranty moved to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan. The court granted that motion on May 29, 2012, but gave the plaintiff permission to file an amended complaint to attempt to address his lack of standing. On July 30, 2012, the plaintiff filed this amended complaint. Radian Guaranty intends to file a new motion to dismiss this lawsuit on a number of grounds.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the United States District Court for the Western District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans.

•
On April 19, 2012, a putative class action under RESPA titled Rulison v. ABN AMRO Mortgage Group, Inc., et al. was filed in the United States District Court for the Southern District of New York. The plaintiff voluntarily dismissed this lawsuit on July 3, 2012.

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss the complaint on a number of grounds.

•
On May 31, 2012, a putative class action under RESPA titled Barlee, et al. v. First Horizon National Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans.

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al. v. M&T Bank Corporation, et al. was filed in the United States District Court for the Middle District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans.

We are also involved in additional litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand (“CID”) from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. We are cooperating with the CFPB in its investigation and are in active discussions with the CFPB with respect to our response to the CID. Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.

Item 1A. Risk Factors.
Except as set forth below, there have been no material changes in the risks affecting us or our subsidiaries as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.
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
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that potentially limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of risk in force, or “risk-to-capital.” The RBC States currently impose a statutory risk-based capital requirement (the “Statutory RBC Requirement”), the most common of which (imposed by 11 of the RBC States) is a requirement that a mortgage insurer’s risk-to-capital ratio may not exceed 25 to 1. Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. For the full year 2011, and for the six months ended June 30, 2012, the RBC States accounted for approximately 50.5% and 54.8%, respectively, of Radian Guaranty’s total primary new insurance written.
As a result of ongoing incurred losses, Radian Guaranty’s risk-to-capital ratio has increased to 21.0 to 1 as of June 30, 2012. The ultimate amount of losses and the timing of these losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Based on our current projections, we expect Radian Guaranty’s risk-to-capital ratio to continue to increase. Absent any further risk-to-capital support, we expect Radian Guaranty to exceed the 25 to 1 risk-to-capital ratio requirement and other Statutory RBC Requirements during the second half of 2012.
Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and adverse development in the assumptions used to determine our loss reserves. Through June 30, 2012, we have experienced a 20% decrease in new defaults compared to 2011, which compares to an 18% decrease in 2011 as compared to 2010, and a 30% decrease in 2010 as compared to 2009. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. Our estimate of the percentage of defaults that ultimately will result in a paid claim (the “default to claim rate”) is a significant assumption in our reserving methodology. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 43% for the year ended December 31, 2011, and was 46% as of June 30, 2012. Assuming all other factors remain constant, for each 1% increase in our aggregate weighted average default to claim rate as of June 30, 2012, incurred losses would increase by approximately $58 million. Radian Guaranty’s statutory capital would be reduced by the after-tax impact of these incurred losses. Our level of incurred losses is also dependent on our estimate of anticipated rescissions and denials, including our estimate of the number of successful challenges to previously rescinded policies or claim denials, among other assumptions. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could adversely affect our statutory capital position and further increase Radian Guaranty’s risk-to-capital ratio.

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
Radian Guaranty’s risk-to-capital position also is dependent on the performance of our financial guaranty portfolio. During the third quarter of 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. Any decrease in the capital support from our financial guaranty business would therefore have a negative impact on Radian Guaranty’s risk-to-capital position and its ability to remain in compliance with the Statutory RBC Requirements. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) one or more statutory reserves on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. As of June 30, 2012, the statutory capital for our financial guaranty business includes the benefit of a $75 million salvage recoverable relating to amounts deposited in a limited purpose vehicle in connection with the Terminated TruPs CDOs. See “Management’s Discussion and Analysis—Business Summary—Financial Guaranty” for a discussion of the Commutation Transactions, including the Terminated TruPs CDOs.
We actively manage Radian Guaranty’s risk-to-capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. Radian Group had unrestricted cash and liquid investments of $352.6 million as of June 30, 2012. Since June 30, 2012, we have used an additional $11.8 million of our available liquidity to purchase $12.0 million in principal amount of our 2013 Notes. Our remaining available liquidity may be used to further support Radian Guaranty’s risk-to-capital position. Depending on the extent of our future statutory incurred losses in our regulated mortgage insurance subsidiaries and in Radian Asset Assurance, as well as the level of new insurance written (“NIW”) and other factors, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group.
Our ability to continue to reduce Radian Guaranty’s risk through affiliated reinsurance arrangements may be limited. These arrangements are subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. In addition, certain of these affiliated reinsurance companies currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. One of these affiliated insurance companies, which provides reinsurance to Radian Guaranty for coverage in excess of 25% of certain loans insured by Radian Guaranty, is a sister company of Radian Guaranty, and therefore, any contributions to this insurer would not be consolidated with Radian Guaranty’s capital for purposes of calculating Radian Guaranty’s risk-to-capital position. In addition, we must obtain prior approval from the GSEs to enter into new, or to modify existing, reinsurance arrangements. If we are limited in, or prohibited from, using reinsurance arrangements to reduce Radian Guaranty’s risk, it would adversely affect Radian Guaranty’s risk-to-capital position.

In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC states, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, Oregon has indicated that it will not consider our waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Of the remaining 11 RBC States, Radian Guaranty has received waivers or similar relief from the following ten states: Illinois, Kentucky, Wisconsin, Arizona, Missouri, New Jersey, North Carolina, California, Florida and Texas. Radian Guaranty has one remaining application that is pending in Idaho. There can be no assurance that: (1) Radian Guaranty will be granted a waiver in the remaining RBC State; (2) for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) for any waiver granted, it will be renewed or extended after its original expiration date, which in the case of certain waivers is December 31, 2012; or (4) additional requirements will not be imposed as a condition to such waivers or their renewal or extension and, if so, whether we will be able to comply with such conditions.
In addition to filing for waivers in the RBC States, we intend to write new first-lien mortgage insurance business in RMAI in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. RMAI is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states. In February 2012, RMAI received approvals from the GSEs to write new mortgage insurance business in any RBC State where Radian Guaranty would be prohibited from writing new business if it were not in compliance with the state’s Statutory RBC Requirement without a waiver or other similar relief. These approvals are temporary (the Fannie Mae approval expires on December 31, 2013, and the Freddie Mac approval expires on December 31, 2012) and are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for RMAI, restrictions on the payment of dividends and requirements governing the manner in which Radian Guaranty and RMAI conduct affiliate transactions. Under the GSE approvals, Radian Group is also required to contribute $50 million of additional capital to RMAI if Radian Guaranty’s risk-to-capital ratio exceeds applicable Statutory RBC Requirements. There can be no assurance that: (1) we will be able to comply with the conditions imposed by the GSEs’ approval for RMAI; (2) the GSEs will not revoke or terminate their approvals, which they generally have the authority to do at any time; (3) the approvals will be renewed or extended after their original expiration date; or (4) additional requirements will not be imposed as a condition to such on-going approvals, including their renewal or extension.
It is also possible that if Radian Guaranty were not able to comply with the Statutory RBC Requirements of one or more states, the insurance regulatory authorities in states other than the RBC States could prevent Radian Guaranty from continuing to write new business in such non-RBC States. If this were to occur, we would need to seek approval from the GSEs to expand the scope of their approvals to allow RMAI to write business in states other than the RBC States.
Our existing capital resources may not be sufficient to successfully manage Radian Guaranty’s risk-to-capital ratio. Our ability to utilize waivers and RMAI to allow Radian Guaranty to continue to write business with a risk-to-capital position that is not in compliance with the Statutory RBC Requirements is subject to conditions that we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions or other risk-to-capital support or relief could be necessary, which we may not have the ability to provide. Further, regardless of the waivers and the GSEs’ approval of RMAI, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements. Depending on the extent of our future incurred losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group’s available capital to Radian Guaranty and RMAI, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt.
We are subject to the risk of private litigation and regulatory proceedings.
We currently are a party to material litigation, as discussed in “Part II-Other Information-Item 1. Legal Proceedings,” and are subject to certain regulatory proceedings. The cost to defend these actions and the ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition, and on the trading price of our common stock. There can be no assurance that additional lawsuits, regulatory proceedings and other matters will not arise.

Recently, we have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Practices Act of 1974 (“RESPA”). In addition to these private lawsuits, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce the statute from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand (“CID”) from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd Frank Act, RESPA and the Consumer Financial Protection Act. We are cooperating with the CFPB in its investigation and are in active discussions with the CFPB with respect to our response to the CID. Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.
We face an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials. These discussions, if not resolved, could result in arbitration or judicial proceedings.
There has also been increased litigation in our industry relating to rescissions and denials. On August 1, 2011, we filed a lawsuit against Quicken in the United States District Court for the Eastern District of Pennsylvania, seeking a declaratory judgment that we properly rescinded mortgage insurance coverage under our Master Policy and delegated underwriting endorsement for approximately 140 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. We cannot predict whether additional actions may be brought against us and the outcome of the Quicken litigation or other additional actions. Because the Quicken litigation relates to mortgage insurance policy terms and practices that are widely used in the mortgage insurance industry, the outcome of this litigation or other litigation in our industry relating to rescissions may impact us. If this litigation results in a change in mortgage insurance policy terms and practices that are widely used by the mortgage insurance industry, including by us, or if we engage in further material litigation with any customer and, as a result, the customer limits the amount of business they conduct with us or terminates our business relationship altogether, it could have a negative impact on our business and results of operations.

Item 6. Exhibits.

Exhibit No.	Exhibit Name
*+10.1	2012 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between Radian Group Inc. and Sanford A. Ibrahim
*+10.2	2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between Radian Group Inc. and Sanford A. Ibrahim
*+10.3	2012 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between Radian Group Inc. and C. Robert Quint
*+10.4	2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between Radian Group Inc. and C. Robert Quint
*+10.5	Form of 2012 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan
*+10.6	Form of 2012 Stock Option Agreement under the 2008 Equity Compensation Plan
*+10.7	Waiver Letter, dated May 30, 2012, under Employment Agreement between Radian Group Inc. and S.A. Ibrahim, dated April 5, 2011
*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
+ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

August 9, 2012	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*+10.1	2012 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between Radian Group Inc. and Sanford A. Ibrahim
*+10.2	2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between Radian Group Inc. and Sanford A. Ibrahim
*+10.3	2012 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between Radian Group Inc. and C. Robert Quint
*+10.4	2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between Radian Group Inc. and C. Robert Quint
*+10.5	Form of 2012 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan
*+10.6	Form of 2012 Stock Option Agreement under the 2008 Equity Compensation Plan
*+10.7	Waiver Letter, dated May 30, 2012, under Employment Agreement between Radian Group Inc. and S.A. Ibrahim, dated April 5, 2011
*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

______________
* Filed herewith.