Form 10-K/A
period 2011-12-31
RADIAN GROUP INC
filed 2012-11-06
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K of Radian Group Inc. (the “Company”) for the year ended December 31, 2011, originally filed with the Securities Exchange Commission (the “SEC”) on February 29, 2012, as amended by the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, as filed with the SEC on March 2, 2012 (as amended, the “2011 Form 10-K”). This Amendment No. 2 is made to respond to comments on the 2011 Form 10-K provided by the SEC Staff.
The Company is amending the disclosure in Part II, Item 9A of the 2011 Form 10-K to state that: (1) management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2011, using the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”); (2) management had concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011; and (3) the effectiveness of our internal control over financial reporting as of December 31, 2011 had been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Part II, Item 8 of the 2011 Form 10-K. This statement had been inadvertently omitted from the Company's disclosure in Item 9A of the 2011 Form 10-K. In addition, this Amendment No. 2 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Pursuant to Rule 12b-15 under the Exchange Act of 1934, as amended, Item 9A has been amended and restated. No other changes have been made to the 2011 Form 10-K and this Amendment No. 2 does not reflect events occurring after the 2011 Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Company's other filings made with the SEC subsequent to the filing of the 2011 Form 10-K. A copy of the 2011 Form 10-K and this Amendment No. 2 may be obtained free of charge by writing to Radian Group Inc., 1601 Market Street, Philadelphia, Pennsylvania 19103; Attention: Investor Relations.

PART II
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2011, using the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework, issued by the COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.
There was no change in the internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2012.

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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
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

*10.65	Letter Agreement dated February 27, 2012, by and between Radian Guaranty Inc., Radian Mortgage Assurance, Inc., Radian Group Inc. and Federal National Mortgage Association

*10.66	Letter dated February 28, 2012 from Freddie Mac to Radian Guaranty Inc. and Radian Mortgage Assurance Inc.

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31	Rule 13a-14(a) Certifications

**31(B)	Rule 13a-14(a) Certifications

*32	Section 1350 Certifications

***101
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
* Previously filed with the Form 10-K of the Registrant filed on February 29, 2012.
** Filed herewith.
*** Previously furnished with the Form 10-K/A of the Registrant filed on March 2, 2012.
+ Management contract, compensatory plan or arrangement.

I, Sanford A. Ibrahim, certify that:

1.	I have reviewed this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Radian Group Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2012    /s/Sanford A. Ibrahim

Sanford A. Ibrahim
Chief Executive Officer

I, C. Robert Quint, certify that:

1.	I have reviewed this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Radian Group Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 6, 2012    /s/ C. Robert Quint
C. Robert Quint
Chief Financial Officer