Form 10-Q
period 2012-09-30
RADIAN GROUP INC
filed 2012-11-13
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,642,414 shares of common stock, $0.001 par value per share, outstanding on November 1, 2012.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:

•
changes in general economic and political conditions, including high unemployment rates and continued weakness in the U.S. housing and mortgage credit markets, the U.S. economy reentering a recessionary period, a significant downturn in the global economy, a lack of meaningful liquidity in the capital or credit markets, changes or volatility in interest rates or consumer confidence and changes in credit spreads, each of which may be accelerated or intensified by, among other things, legislative activity or inactivity or further actual or threatened downgrades of U.S. credit ratings;

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

•
catastrophic events or economic changes in geographic regions, including those affecting governments and municipalities, where our mortgage insurance exposure is more concentrated or where we have financial guaranty exposure;

•
our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs, including in particular, the repayment of our long-term debt and additional capital contributions that may be required to support our mortgage insurance business;

•
a further reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards, and general reduced housing demand in the U.S., which may be further exacerbated by regulations impacting home mortgage originations, including the risk retention requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•
the potential adverse impact on the mortgage origination market and on private mortgage insurers due to increases in capital requirements for banks and bank holding companies for mortgage loans under proposed interagency rules to implement the third Basel Capital Accord (“Basel III”), including in particular, the possibility that loans insured by the Federal Housing Administration (“FHA”) will receive a more favorable regulatory capital treatment than loans with private mortgage insurance;

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

•
a more rapid than expected decrease in the level of insurance rescissions and claim denials from the current elevated levels, which have reduced our paid losses and resulted in a significant reduction in our loss reserves, including a decrease in rescissions or denials resulting from an increase in the number of successful challenges to previously rescinded policies or claim denials, or caused by the government-sponsored entities (“GSEs”) intervening in mortgage insurers’ loss mitigation practices, including settlements of disputes;

•
the negative impact our insurance rescissions and claim denials or claim curtailments may have on our relationships with customers and potential customers, including the potential loss of business and the heightened risk of disputes and litigation;

•
the need, in the event that we are unsuccessful in defending our rescissions, denials or claim curtailments, to increase our loss reserves for, and reassume risk on, rescinded or denied loans, and to pay additional claims, including amounts previously curtailed;

•	any disruption in the servicing of mortgages covered by our insurance policies caused by poor servicer performance;

•
adverse changes in the severity or frequency of losses associated with certain products that we formerly offered (and which remain in our insured portfolio) that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

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

•
heightened competition for our mortgage insurance business from others such as the FHA, the Department of Veterans Affairs (“VA”) and other private mortgage insurers (in particular, the FHA and those private mortgage insurers that have been assigned higher ratings than we have, that may have access to greater amounts of capital than we do, or that are new entrants to the industry and are therefore not burdened by legacy obligations);

•
changes in the charters or business practices of, or rules or regulations applicable to, Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac, the largest purchasers of mortgage loans that we insure, and our ability to remain an eligible provider to both Fannie Mae and Freddie Mac;

•
changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their products are significantly limited in effect or scope;

•
the effect of the Dodd-Frank Act on the financial services industry in general and on our mortgage insurance and financial guaranty businesses in particular, including whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions of the Dodd-Frank Act, and the possibility that the ultimate definitions of “qualified residential mortgages” and “qualified mortgages” could reduce the size of the mortgage market and potentially reduce the number of insurable loans;

•
the application of existing federal or state laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (i) the resolution of existing, or the possibility of additional, lawsuits or investigations; and (ii) legislative and regulatory changes (a) impacting the demand for private mortgage insurance, (b) limiting or restricting the products we may offer or increasing the amount of capital we are required to hold, (c) affecting the form in which we execute credit protection, or (d) impacting our existing financial guaranty portfolio;

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

•	volatility in our earnings caused by changes in the fair value of our assets and liabilities carried at fair value, including our derivative instruments;

•	our ability to realize the tax benefits associated with our gross deferred tax assets, which will depend on our ability to generate sufficient sustainable taxable income in future periods;

•	changes in GAAP or statutory accounting principles, rules and guidance, or their interpretation; and

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by the Company’s Annual Reports on Form 10-K/A for the fiscal year ended December 31, 2011, as filed with the SEC on March 2, 2012 and November 6, 2012, Item 1A of Part II of our Quarterly Reports on Form 10-Q filed in 2012, and subsequent reports and registration statements filed from time to time with the U.S. Securities and Exchange Commission. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements. (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	September 30, 2012	December 31, 2011
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $1,273 and $2,748)	$1,233	$2,640
Fixed-maturities available for sale—at fair value (amortized cost $64,795 and $120,757)	66,412	118,733
Equity securities available for sale—at fair value (cost $88,260 and $114,425)	112,884	128,424
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $0 and $94,521)	4,145,380	4,211,059
Short-term investments—at fair value (including VIE investments of $0 and $149,981)	780,164	1,261,703
Other invested assets (including VIE assets of $75,623 and $0)	133,045	61,000
Total investments	5,239,118	5,783,559
Cash	28,162	35,589
Restricted cash	24,515	27,020
Deferred policy acquisition costs	91,271	139,906
Accrued investment income	30,107	32,262
Accounts and notes receivable	89,712	102,647
Property and equipment, at cost (less accumulated depreciation of $98,640 and $96,403)	6,673	11,044
Derivative assets (including VIE derivative assets of $1,829 and $1,602)	14,857	17,212
Deferred income taxes, net	15,975	15,975
Reinsurance recoverables	94,584	157,985
Receivable for securities sold	52,438	18,702
Other assets (including VIE other assets of $100,575 and $105,903)	353,945	314,864
Total assets	$6,041,357	$6,656,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$614,455	$637,372
Reserve for losses and loss adjustment expenses (“LAE”)	3,119,597	3,310,902
Reserve for premium deficiency	5,149	3,644
Long-term debt	659,119	818,584
VIE debt—at fair value	109,651	228,240
Derivative liabilities (including VIE derivative liabilities of $71,089 and $19,501)	267,323	126,006
Accounts payable and accrued expenses (including VIE accounts payable of $372 and $530)	350,810	349,726
Total liabilities	5,126,104	5,474,474
Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 151,126,371 and 150,666,446 shares issued at September 30, 2012 and December 31, 2011, respectively; 133,642,414 and 133,199,159 shares outstanding at September 30, 2012 and December 31, 2011, respectively	151	151
Treasury stock, at cost: 17,483,957 and 17,467,287 shares at September 30, 2012 and December 31, 2011, respectively	(892,094)	(892,052)
Additional paid-in capital	1,967,245	1,966,565
Retained (deficit) earnings	(177,939)	96,227
Accumulated other comprehensive income	17,890	11,400
Total stockholders’ equity	915,253	1,182,291
Total liabilities and stockholders’ equity	$6,041,357	$6,656,765
See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues:
Premiums written—insurance:
Direct	$232,086	$187,726	$650,188	$552,575
Assumed	(918)	(251)	(89,434)	(10,415)
Ceded	(21,891)	(9,188)	(91,867)	(28,346)
Net premiums written	209,277	178,287	468,887	513,814
Decrease (increase) in unearned premiums	(18,314)	1,368	76,220	57,798
Net premiums earned—insurance	190,963	179,655	545,107	571,612
Net investment income	25,635	38,763	91,225	124,826
Net gains on investments	84,659	81,640	178,537	163,311
Total other-than-temporary impairment (“OTTI”) losses	—	(20)	—	(31)
Losses recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized in earnings	—	(20)	—	(31)
Change in fair value of derivative instruments	(41,056)	126,008	(146,937)	558,626
Net (losses) gains on other financial instruments	(740)	80,602	(80,454)	160,900
Gain on sale of affiliate	—	—	7,708	—
Other income	1,328	1,404	4,163	4,048
Total revenues	260,789	508,052	599,349	1,583,292
Expenses:
Provision for losses	176,352	249,598	653,374	940,537
Change in reserve for premium deficiency	966	(1,942)	1,505	(6,427)
Policy acquisition costs	12,927	11,449	51,778	39,967
Other operating expenses	50,429	45,240	140,776	137,413
Interest expense	12,520	14,094	39,249	47,197
Total expenses	253,194	318,439	886,682	1,158,687
Equity in net (loss) income of affiliates	—	—	(13)	65
Pretax (loss) income	7,595	189,613	(287,346)	424,670
Income tax (benefit) provision	(6,730)	6,045	(13,180)	981
Net (loss) income	$14,325	$183,568	$(274,166)	$423,689
Basic net (loss) income per share	$0.11	$1.39	$(2.07)	$3.20
Diluted net (loss) income per share	$0.11	$1.37	$(2.07)	$3.16
Weighted-average number of common shares outstanding—basic	132,521	132,364	132,530	132,366
Weighted-average number of common and common equivalent shares outstanding—diluted	134,033	133,513	132,530	133,867
Dividends per share	$0.0025	$0.0025	$0.0075	$0.0075

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net (loss) income	$14,325	$183,568	$(274,166)	$423,689
Other comprehensive (loss) income, net of tax (see Note 12):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	1	(1)	(7)	6,519
Less: Reclassification adjustment for net gains (losses) included in net (loss) income	—	(355)	—	27,599
Net foreign currency translation adjustments	1	354	(7)	(21,080)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(1,618)	(23,471)	14,177	(9,856)
Less: Reclassification adjustment for net gains (losses) included in net (loss) income	(1,189)	1,489	7,680	(33,449)
Net unrealized gains (losses) on investments	(429)	(24,960)	6,497	23,593
Other comprehensive income (loss)	(428)	(24,606)	6,490	2,513
Comprehensive (loss) income	$13,897	$158,962	$(267,676)	$426,202

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE, JANUARY 1, 2011	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780
Net income	—	—	—	423,689	—	—	—	423,689
Net foreign currency translation adjustment, net of tax	—	—	—	—	(21,080)	—	—	(21,080)
Net unrealized gain on investments, net of tax	—	—	—	—	—	23,593	—	23,593
Repurchases of common stock under incentive plans	—	(40)	—	—	—	—	—	(40)
Issuance of common stock under benefit plans	1	—	707	—	—	—	—	708
Amortization of restricted stock	—	—	1,665	—	—	—	—	1,665
Additional convertible debt issuance costs, net	—	—	(22)	—	—	—	—	(22)
Stock-based compensation expense	—	—	1,144	—	—	—	—	1,144
Dividends declared	—	—	(333)	(668)	—	—	—	(1,001)
BALANCE, SEPTEMBER 30, 2011	$151	$(892,052)	$1,966,253	$218,095	$14	$(4,264)	$239	$1,288,436
BALANCE, JANUARY 1, 2012	$151	$(892,052)	$1,966,565	$96,227	$54	$11,471	$(125)	$1,182,291
Net loss	—	—	—	(274,166)	—	—	—	(274,166)
Net foreign currency translation adjustment, net of tax	—	—	—	—	(7)	—	—	(7)
Net unrealized gain on investments, net of tax	—	—	—	—	—	6,497	—	6,497
Repurchases of common stock under incentive plans	—	(42)	—	—	—	—	—	(42)
Issuance of common stock under benefit plans	—	—	468	—	—	—	—	468
Amortization of restricted stock	—	—	1,311	—	—	—	—	1,311
Stock-based compensation expense	—	—	(98)	—	—	—	—	(98)
Dividends declared	—	—	(1,001)	—	—	—	—	(1,001)
BALANCE, SEPTEMBER 30, 2012	$151	$(892,094)	$1,967,245	$(177,939)	$47	$17,968	$(125)	$915,253

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2012	2011
Cash flows used in operating activities	$(441,769)	$(766,120)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	54,456	136,123
Proceeds from sales of equity securities available for sale	31,235	644
Proceeds from sales of trading securities	5,008,003	4,462,041
Proceeds from redemptions of fixed-maturity investments available for sale	4,459	30,746
Proceeds from redemptions of fixed-maturity investments held to maturity	1,505	7,250
Purchases of trading securities	(4,933,850)	(4,184,608)
Sales and redemptions of short-term investments, net	481,673	481,969
Purchases of other invested assets, net	(73,684)	(2,817)
Proceeds from sale of investment in affiliate	14,700	—
Sales (purchases) of property and equipment, net	118	(2,776)
Net cash provided by investing activities	588,615	928,572
Cash flows used in financing activities:
Dividends paid	(1,001)	(1,001)
Redemption of long-term debt	(153,261)	(160,000)
Net cash used in financing activities	(154,262)	(161,001)
Effect of exchange rate changes on cash	(11)	78
(Decrease) increase in cash	(7,427)	1,529
Cash, beginning of period	35,589	20,334
Cash, end of period	$28,162	$21,863
Supplemental disclosures of cash flow information:
Income taxes paid (received)	$1,530	$(69)
Interest paid	$24,531	$34,660
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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by the Company’s Annual Reports on Form 10-K/A for the fiscal year ended December 31, 2011, as filed with the SEC on March 2, 2012 and November 6, 2012 (as amended, the “2011 Form 10-K”).
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
Basic net (loss) income per share is based on the weighted-average number of common shares outstanding, while diluted net (loss) income per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. For the three months ended September 30, 2012, 2,479,966 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive. As a result of our net loss for the nine months ended September 30, 2012, 5,890,581 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive. For the three and nine months ended September 30, 2011, 3,152,395 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive.
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
Effective January 1, 2012, we adopted the FASB update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts on a prospective basis. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs resulted in additional expenses in our mortgage insurance business being charged to earnings when incurred, rather than being deferred. There is no change to the amortization requirements due to this update. This adoption did not impact the financial guaranty business as we have adopted the update prospectively and are not deferring any acquisition costs. The implementation of this new guidance has materially reduced the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts. The lower amount of acquisition costs deferred will result in decreased amortization expense over time, which should partially offset the impact to our results of operations from the additional expenses charged to income when incurred at the origination of an insurance contract. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect on the total acquisition costs recognized over time or on our cash flows. For the three and nine months ended September 30, 2012, amounts deferred as acquisition costs were $5.0 million and $13.7 million, respectively, under this update. Under our previous method of accounting for acquisition costs, amounts deferred as acquisition costs for the three and nine months ended September 30, 2012, would have been $9.4 million and $25.2 million, respectively. Amounts deferred as acquisition costs for the three and nine months ended September 30, 2012, also reflect a reduction for ceding commissions on risk ceded under a quota share reinsurance transaction.
Business Overview
Radian Group is a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance. Our business segments are mortgage insurance and financial guaranty.
Radian Group
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At September 30, 2012, Radian Group had immediately available unrestricted cash and liquid investments of $368.3 million. Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of $79.4 million of principal amount of our 5.625% Senior Notes due February 2013 (the “2013 Notes”) that currently remains outstanding; (iv) potential capital support for our mortgage insurance subsidiaries; (v) potential payments to the Internal Revenue Service (“IRS”) resulting from its examination of our 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock. Radian Group also has $250 million of principal amount of debt due in 2015 and $450 million of principal amount of convertible debt due in 2017. See “Business Conditions—Holding Company Liquidity” below.

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
Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-lien mortgages (“first-liens”). At September 30, 2012, primary insurance on first-liens comprised approximately 94.2% of our $35.1 billion of total risk in force (“RIF”). Prior to 2009, we also wrote pool insurance, which at September 30, 2012, comprised approximately 5.3% of our total RIF. In addition to first-lien mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-liens”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Our non-traditional RIF was $167 million as of September 30, 2012, representing 0.5% of our total RIF.
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
Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. Despite recent signs of improvement in the United States (“U.S.”) housing market, the overall market and related credit markets remain weak compared to historical standards, with limited mortgage originations, modest improvement in home prices in certain markets after a prolonged period of significant home price depreciation, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009. These factors, together with current macroeconomic trends such as limited economic growth, the lack of meaningful liquidity in some sectors of the capital markets, and continued high unemployment, have had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. Because of these factors, there is still a great deal of uncertainty regarding our future performance, despite having written what we believe is high quality, profitable mortgage insurance business since the beginning of 2009.
Capital Preservation and Liquidity Management Initiatives
Since 2008, we have engaged in a number of strategic actions and initiatives designed to increase our financial flexibility, conserve our holding company liquidity and preserve the risk-based capital position of Radian Guaranty.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Thus far in 2012, we have continued to make significant progress towards these initiatives by taking the following actions:

•
In January 2012, we made further progress in our strategic objective of reducing our financial guaranty risk by entering into a three-part transaction (the “Assured Transaction”) with subsidiaries of Assured Guaranty Ltd. (collectively, “Assured”) that included the commutation of $13.8 billion of financial guaranty net par outstanding that was reinsured by Radian Asset Assurance (the “Assured Commutation”), the cession of $1.8 billion of direct public finance business to Assured (the “Assured Cession”) and the sale of Municipal and Infrastructure Assurance Corporation (the “FG Insurance Shell”), a New York domiciled financial guaranty insurance company licensed to conduct business in 37 states and the District of Columbia. We completed the sale of the FG Insurance Shell in the second quarter of 2012. The Assured Transaction reduced our financial guaranty net par outstanding by 22.5% and provided a statutory capital benefit to Radian Asset Assurance and Radian Guaranty of $100.7 million as of September 30, 2012. The following table shows the impact of the Assured Transaction on our unaudited condensed consolidated financial statements in the first nine months of 2012.

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

•
During the first nine months of 2012, five credit default swap (“CDS”) counterparties in our financial guaranty business exercised their termination rights with respect to 24 corporate collateralized debt obligations (“CDOs”) that we insured and an additional counterparty exercised its termination right with respect to one CDS of an investor-owned utility bond that we insured (collectively, the “2012 CDO Terminations”), which further reduced our financial guaranty net par outstanding by $10.2 billion in the aggregate. In addition, in October 2012, three of these counterparties and one additional CDS counterparty terminated an additional 11 corporate CDOs and a foreign infrastructure CDS that we insured with an aggregate of $4.4 billion net par outstanding. There was no material impact on our financial statements as a result of these terminations.

•	Since December 31, 2011, we have purchased $170.6 million of principal amount of our 2013 Notes, as discussed in more detail in Note 11.

•
On April 1, 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider (the “Initial Quota Share Reinsurance Transaction”). In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider agreed to the terms of a second quota share reinsurance agreement (the “Second Quota Share Reinsurance Transaction”) that provide for incremental ceded risk. See Note 7 for further details.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
In the second quarter of 2012, Radian Asset Assurance entered into a commutation with one of its derivative counterparties (the “Counterparty”) to commute Radian Asset Assurance’s: (1) only remaining CDO of asset-backed securities (“ABS”) exposure which was related to a directly insured tranche of an extremely distressed CDO of ABS transaction (the “CDO of ABS Transaction”), for which we had expected to pay claims on substantially all of the $450.2 million net par outstanding; and (2) credit protection through CDS on six directly insured trust preferred securities (“TruPs”) CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation (the “Terminated TruPs CDOs”). In consideration for these commutations, Radian Asset Assurance paid $210.0 million (the “Commutation Amount”), a significant portion of which (the “LPV Initial Capital”) has been deposited with a limited purpose vehicle (an “LPV”) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”). The commutations described in this paragraph are referred to herein as the “Commutation Transactions.”

Also as part of the Commutation Transactions, the LPV entered into a credit default swap (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings (collectively, the “LPV Capital”), represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. The Residual CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance is entitled to these remaining funds. Due to our current expectations regarding future credit losses on the Terminated TruPs Bonds, we established an associated salvage recovery for statutory accounting purposes, which as of September 30, 2012, was approximately $75.9 million related to the LPV Capital that we expect to ultimately receive upon the expiration of the LPV’s obligations. Although Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs, the amount of salvage recovery remains at risk, and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, Radian Asset Assurance’s projected and actual recovery from the LPV may be materially reduced or eliminated. See “Insurance Regulatory—Capital Requirements” below for discussion of the impact of the salvage recoverable on Radian Guaranty’s statutory capital. For GAAP purposes, we have determined that the LPV is a VIE, and it is therefore accounted for as described further in Note 5.
Prior to the Commutation Transactions, the terminated transactions were required to be accounted for at fair value for GAAP purposes. The Commutation Amount exceeded the aggregate fair value liability that we had recorded for such transactions, and as a result, in the second quarter of 2012, we reported a loss for GAAP purposes of $108 million on the Commutation Transactions. This loss resulted primarily from a significant discount incorporated in the aggregate fair value liability for the commuted transactions related to the market’s perception of our non-performance risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value of Financial Instruments—Corporate CDOs” for additional information regarding our fair value methodology.
All of the transactions commuted pursuant to the Commutation Transactions were rated below investment grade internally at the time of the transaction, with $1.0 billion net par outstanding of the commuted transactions rated B or below internally. In the aggregate, the transactions commuted pursuant to the Commutation Transactions represented approximately 51% of our financial guaranty segment’s aggregate net par outstanding rated B or below internally at the time of the transaction.

•	In the second quarter of 2012, Radian Asset Assurance released $54.5 million of contingency reserves, which benefited Radian Guaranty’s statutory surplus by an equal amount.

•	In July 2012, Radian Asset Assurance paid an ordinary dividend of $54.0 million to Radian Guaranty.
In addition to the actions taken thus far in 2012, consistent with management’s plan, we may consider additional reinsurance or negotiated commutations of our mortgage insurance RIF and financial guaranty net par outstanding, and may also pursue further opportunities to retire or restructure our long-term debt or issue securities in one or more private or public offerings. We cannot provide any assurance that we will be successful in pursuing any such alternatives, individually or in the aggregate, and can provide no assurance that if such alternatives are executed that they will be sufficient to maintain adequate capital levels for our insurance subsidiaries and sufficient holding company liquidity. See “Risks and Uncertainties” in this Note 1 below.

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
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF (as defined in Note 14), or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently have a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”), the most common of which requires that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States (the “MPP States”), Radian Guaranty is required to maintain a minimum policyholder position (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. During the nine months ended September 30, 2012, the RBC States accounted for approximately 54.7% of Radian Guaranty’s total primary new insurance written (“NIW”).
Radian Guaranty’s risk-to-capital ratio has improved to 20.1 to 1 as of September 30, 2012, from 21.5 to 1 as of December 31, 2011. Based on our current projections, we expect Radian Guaranty’s risk-to-capital ratio to increase over time. Absent any further risk-to-capital support, we expect Radian Guaranty to exceed the 25 to 1 risk-to-capital ratio requirement during 2013, and to exceed the MPP Requirement in two states as early as the end of 2012. Each of these MPP States has issued to Radian Guaranty a waiver of its MPP Requirement. These waivers will allow Radian Guaranty to continue writing new business in these states in the event the MPP Requirement is not met.
The ultimate amount of losses and the timing of these losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and development in the assumptions used to determine our loss reserves. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. Our estimate of the percentage of defaults that ultimately will result in a paid claim (the “default to claim rate”) is a significant assumption in our reserving methodology. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 46% and 43% as of September 30, 2012 and December 31, 2011, respectively. Assuming all other factors remain constant, each one percentage point increase in our aggregate weighted average default to claim rate as of September 30, 2012, would have resulted in an approximate $56 million increase in incurred losses, adversely affecting Radian Guaranty’s statutory capital. The level of incurred losses in our mortgage insurance business also is dependent on our estimate of anticipated rescissions and denials, including our estimate of the likely number of successful challenges to previously rescinded policies or claim denials, among other assumptions. See Note 8 below for further information.
Radian Asset Assurance is a wholly owned subsidiary of Radian Guaranty. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) one or more statutory reserves on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty would also be negatively impacted. We establish statutory financial guaranty reserves at the time of default, whereas for GAAP reporting purposes, loss reserves are established when estimated losses exceed unearned premiums, regardless of whether a default has occurred. We settled our obligations related to our exposure to insured sovereign indebtedness of Greece in the third quarter of 2012, recording a statutory loss of $23.5 million on this transaction. Any decrease in the statutory capital in our financial guaranty business would have a negative impact on Radian Guaranty’s risk-to-capital position and its ability to remain in compliance with the Statutory RBC Requirements.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We actively manage Radian Guaranty’s risk-to-capital position in various ways, including: (1) through internal and external reinsurance arrangements (which require approval by Freddie Mac and may require approval of our state insurance regulators); (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to its mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. Radian Group had unrestricted cash and liquid investments of $368.3 million as of September 30, 2012. Our remaining available liquidity may be used to further support Radian Guaranty’s risk-to-capital position. Depending on the extent of our future statutory incurred losses in our mortgage insurance subsidiaries and in Radian Asset Assurance, as well as the level of NIW and other factors, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts maintained at Radian Group. In addition, while our financial guaranty insurance subsidiary and other mortgage insurance subsidiaries, which provide reinsurance to Radian Guaranty but do not write direct business of their own, are not subject to Statutory RBC Requirements, these subsidiaries are subject to certain minimum statutory surplus requirements. All of these subsidiaries were in compliance with their respective statutory surplus requirements as of September 30, 2012. Some of our other mortgage insurance subsidiaries may require additional capital contributions in the future to maintain minimum capital levels, in order for Radian Guaranty to continue to utilize reinsurance arrangements with these subsidiaries. See Note 14 and “Holding Company Liquidity” and “Risks and Uncertainties” below in this Note 1 for additional details.

In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC states, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, Oregon has indicated that it will not consider our waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Of the remaining 11 RBC States, Radian Guaranty has received waivers or similar relief from the following ten states: Illinois, Kentucky, Wisconsin, Arizona, Missouri, New Jersey, North Carolina, California, Florida and Texas. Certain of these waivers contain conditions, including requirements that Radian Guaranty’s risk-to-capital ratio may not exceed a revised maximum permitted risk-to-capital ratio, ranging from 30 to 1 up to 35 to 1. Radian Guaranty has one remaining application that is pending in Idaho. There can be no assurance that: (1) Radian Guaranty will be granted a waiver in Idaho or Oregon, the remaining RBC States; (2) for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) for any waiver granted, it will be renewed or extended after its original expiration date, which in the case of four of these waivers is December 31, 2012; or (4) additional requirements will not be imposed as a condition to such waivers or their renewal or extension and, if so, whether we will be able to comply with such conditions.
In addition to filing for waivers in the RBC States, we intend to write new first-lien mortgage insurance business in Radian Mortgage Assurance Inc. (“RMAI”), in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. RMAI is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states and the District of Columbia.
In February 2012, RMAI received approval from Fannie Mae to write new mortgage insurance business in any RBC State where Radian Guaranty would be prohibited from writing new business, if it were not in compliance with the state’s Statutory RBC Requirement, without a waiver or other similar relief (the “Fannie Mae Approval”). Also in February 2012, Freddie Mac approved RMAI (the “Freddie Mac Approval” and together with the Fannie Mae Approval, the “GSE Approvals”) to write business in those RBC States for which we have been denied a waiver (New York, Ohio, Iowa, Kansas and Oregon, subject to our filing for a waiver in Oregon upon breach of the Statutory RBC Requirement in that state). Because our application for a waiver is pending in Idaho, Freddie Mac has not yet authorized RMAI to write business in that state.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

These approvals are temporary (the Fannie Mae Approval expires on December 31, 2013, and the Freddie Mac Approval expires on December 31, 2012) and are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for RMAI, restrictions on the payment of dividends and restrictions on affiliate transactions involving Radian Guaranty or RMAI. See “Risks and Uncertainties” below in this Note 1. Under the GSE Approvals, Radian Group is also required to contribute $50 million of additional capital to RMAI (under the current terms of the Fannie Mae Approval, any contributions from Radian Guaranty to RMAI must be made on or before February 27, 2013), if Radian Guaranty’s risk-to-capital ratio exceeds applicable Statutory RBC Requirements. The conditions and restrictions contained in the Freddie Mac Approval include, among others, a requirement that Radian Group make contributions to Radian Guaranty so that Radian Guaranty maintains minimum “Liquid Assets” (as defined in the Freddie Mac Approval and discussed in further detail below) of $700 million. There can be no assurance that: (1) we will be able to comply with the conditions imposed by the GSEs’ approval for RMAI; (2) the GSEs will not revoke or terminate their approvals, which they generally have the authority to do at any time; (3) the approvals will be renewed or extended after their original expiration dates; or (4) additional requirements will not be imposed as a condition to such on-going approvals, including their renewal or extension.
The GSE Approvals are limited to the RBC States. It is possible that if Radian Guaranty were not able to comply with the Statutory RBC Requirements of one or more states, the insurance regulatory authorities in states other than the RBC States could prevent Radian Guaranty from continuing to write new business in such states. If this were to occur, we would need to seek approval from the GSEs to expand the scope of their approvals to allow RMAI to write business in states other than the RBC States.
Our existing capital resources may not be sufficient to successfully manage Radian Guaranty’s risk-to-capital ratio. Our ability to utilize waivers and RMAI to continue to write business if our risk to capital position is not in compliance with Statutory RBC Requirements is subject to conditions that we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions or other risk-to-capital support or relief could be necessary, which we may not have the ability to provide. Further, regardless of the waivers and the GSEs’ approval of RMAI, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements. Depending on the extent of our future incurred losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group’s available capital to Radian Guaranty and RMAI, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt.
Holding Company Liquidity
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At September 30, 2012, Radian Group had immediately available unrestricted cash and liquid investments of $368.3 million. Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of the principal amount remaining of our 2013 Notes; (iv) potential capital support for our mortgage insurance subsidiaries; (v) potential payments to the IRS resulting from its examination of our 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of ongoing losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.

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
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $60.2 million. For the same period, payments of interest on our long-term debt are expected to be approximately $29.2 million. These amounts are expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, the consent of the GSEs is required to modify or amend the expense-sharing agreements. Approximately $38.7 million of future expected corporate expenses and interest payments (approximately $22.2 million for the next 12 months) have been accrued for and paid by certain subsidiaries to Radian Group as of September 30, 2012, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of September 30, 2012, includes these amounts. A portion of these expenses (approximately $20.4 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group. In addition, under the Fannie Mae Approval for RMAI, Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or RMAI to Radian Group pursuant to the terms of the expense-sharing arrangements among these entities. Pursuant to the terms of our expense-sharing arrangements, interest expense payments from Radian Guaranty or RMAI to Radian Group for the next twelve months are expected to be immaterial.
Repayment of 2013 Notes. Since December 31, 2011, we have purchased $170.6 million of principal amount of our outstanding 2013 Notes and $79.4 million of principal amount of our 2013 Notes currently remains outstanding. We may from time to time, seek to redeem or purchase, prior to maturity, some or all of the remaining 2013 Notes in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow.
Capital Support for Subsidiaries.  In light of on-going losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty’s ability to continue writing insurance in those states that impose certain risk-based capital requirements and/or to maintain approvals by the GSEs for RMAI as an eligible insurer in certain states. Radian Guaranty’s risk-to-capital ratio was 20.1 to 1 as of September 30, 2012. Based on our projections and absent any further risk-to-capital support, we expect that Radian Guaranty will exceed the 25 to 1 risk-to-capital ratio requirement during 2013, and that Radian Guaranty could exceed the MPP Requirement in two states as early as the end of 2012. Each of these MPP States has issued to Radian Guaranty a waiver of its MPP Requirement. These waivers will allow Radian Guaranty to continue writing new business in these states in the event the MPP Requirement is not met. Depending on the extent of our future mortgage insurance losses along with other factors, the amount of capital contributions that may be required to maintain compliance with applicable risk-based capital requirements could be significant and could exceed all of Radian Group’s remaining available liquidity. See “Insurance Regulatory—Capital Requirements” above in this Note 1.
Radian Group also could be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently are operating at or near minimum capital levels and have required, and in the future may continue to require, additional capital contributions from Radian Group.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Group and Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) are parties to an Assumption and Indemnification Agreement with regard to certain proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) currently held by CMAC of Texas. This indemnification agreement was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise may have been required as a result of our remeasurement of uncertain tax positions related to the portfolio of REMIC residual interests. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS, and we are currently contesting the proposed adjustments related to the REMICs.
Dividends. Our quarterly common stock dividend is $0.0025 per share, and based on our current outstanding common stock, we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2012, our capital surplus was $914.1 million, representing our dividend limitation under Delaware law.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary, any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that we expect to make during the next twelve months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, the consent of the GSEs is required to modify or amend the tax-sharing agreement.
Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million of principal amount due in 2015 and $450 million of principal amount of convertible debt due in 2017; (ii) potential additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the IRS resulting from its examination of our 2000 through 2007 tax years, which may not be resolved in the next 12 months. We may, from time to time, seek to redeem, purchase, or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions, which may or may not occur, will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Freddie Mac Approval
Pursuant to the Freddie Mac Approval of RMAI as a special purpose mortgage insurer, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty, as defined in the Freddie Mac Approval, are at least $700 million throughout the term of the approval. As defined in the Freddie Mac Approval, “Liquid Assets” are equal to the sum of (i) aggregate cash and cash equivalents, and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”); (b) securities rated single A or higher by either Moody’s Investor Service, Standard & Poor’s Rating System or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of September 30, 2012, Radian Guaranty’s Liquid Assets under the Freddie Mac Approval were approximately $1.4 billion. Although we do not expect that Radian Guaranty’s Liquid Assets will fall below $700 million before December 31, 2012, we do expect the amount of Radian Guaranty’s Liquid Assets to continue to decline through the remainder of 2012 (and thereafter) as Radian Guaranty’s claim payments and other uses of cash continue to exceed cash generated from operations. In the event Radian Guaranty’s Liquid Assets fall below $700 million, Radian Guaranty maintains significant additional liquid investments that may be converted into Liquid Assets to ensure ongoing compliance with the Freddie Mac Approval.
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

•
Potential adverse effects from legislative efforts to reform the housing finance market, including the possibility that new federal legislation could reduce or eliminate the requirement for private mortgage insurance or place additional significant obligations or restrictions on mortgage insurers and the possibility that loans insured by the Federal Housing Administration (“FHA”) will receive more favorable regulatory treatment than loans with private mortgage insurance.

•
Potential adverse effects on our businesses as a result of the implementation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act securitization provisions or “qualified mortgages” for purposes of the “ability to repay” provisions of the Dodd-Frank Act.

•
Our businesses have been significantly affected by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies, and the FHA remains our primary competitor outside of the private mortgage insurance industry. The GSEs’ federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-loan-to-value (“LTV”) mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including pursuing new products for purchasing high-LTV loans that are not insured by private mortgage insurance, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In September 2008, the Federal Housing Finance Agency was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The continued role of the conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business.

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

2. Segment Reporting
Our mortgage insurance and financial guaranty segments are strategic business units that are managed separately on an operating basis. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital. We allocate corporate cash and investments to our segments based on internally allocated capital, which is based on relative GAAP equity. The results for each segment for each reporting period can cause significant volatility in internally allocated capital based on GAAP equity.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning our operating segments, as of and for the periods indicated, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Mortgage Insurance
Net premiums written—insurance	$209,890	$178,215	$589,261	$523,255
Net premiums earned—insurance	$178,685	$163,436	$522,899	$513,895
Net investment income	14,758	21,642	50,377	73,328
Net gains on investments	43,379	53,263	102,219	98,450
Net impairment losses recognized in earnings	—	(20)	—	(31)
Change in fair value of derivative instruments	(1)	200	(32)	64
Net (losses) gains on other financial instruments	(1,960)	2,486	(2,627)	4,321
Gain on sale of affiliate	—	—	—	—
Other income	1,280	1,357	3,928	3,881
Total revenues	236,141	242,364	676,764	693,908
Provision for losses	171,805	276,599	614,612	960,564
Change in reserve for premium deficiency	966	(1,942)	1,505	(6,427)
Policy acquisition costs	10,126	7,834	26,662	26,651
Other operating expenses	40,250	36,082	107,787	104,132
Interest expense	1,910	2,015	5,355	11,950
Total expenses	225,057	320,588	755,921	1,096,870
Equity in net (loss) income of affiliates	—	—	—	—
Pretax (loss) income	11,084	(78,224)	(79,157)	(402,962)
Income tax (benefit) provision	(20,316)	(36,033)	(42,324)	(27,158)
Net (loss) income	$31,400	$(42,191)	$(36,833)	$(375,804)
Cash and investments	$3,192,341	$3,176,860
Deferred policy acquisition costs	39,148	47,863
Total assets	3,651,849	3,731,978
Unearned premiums	333,144	206,477
Reserve for losses and LAE	3,046,706	3,214,854
VIE debt	9,448	31,164
Derivative liabilities	—	—

New Insurance Written (in millions)	$10,598	$4,107	$25,398	$8,973

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Financial Guaranty
Net premiums written—insurance	$(613)	$72	$(120,374)	$(9,441)
Net premiums earned—insurance	$12,278	$16,219	$22,208	$57,717
Net investment income	10,877	17,121	40,848	51,498
Net gains on investments	41,280	28,377	76,318	64,861
Net impairment losses recognized in earnings	—	—	—	—
Change in fair value of derivative instruments	(41,055)	125,808	(146,905)	558,562
Net (losses) gains on other financial instruments	1,220	78,116	(77,827)	156,579
Gain on sale of affiliate	—	—	7,708	—
Other income	48	47	235	167
Total revenues	24,648	265,688	(77,415)	889,384
Provision for losses	4,547	(27,001)	38,762	(20,027)
Change in reserve for premium deficiency	—	—	—	—
Policy acquisition costs	2,801	3,615	25,116	13,316
Other operating expenses	10,179	9,158	32,989	33,281
Interest expense	10,610	12,079	33,894	35,247
Total expenses	28,137	(2,149)	130,761	61,817
Equity in net (loss) income of affiliates	—	—	(13)	65
Pretax (loss) income	(3,489)	267,837	(208,189)	827,632
Income tax provision	13,586	42,078	29,144	28,139
Net (loss) income	$(17,075)	$225,759	$(237,333)	$799,493
Cash and investments	$2,099,454	$2,759,726
Deferred policy acquisition costs	52,123	91,099
Total assets	2,389,508	3,514,307
Unearned premiums	281,311	421,923
Reserve for losses and LAE	72,891	45,702
VIE debt	100,203	242,215
Derivative liabilities	267,323	188,921
A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Consolidated
Net (loss) income:
Mortgage Insurance	$31,400	$(42,191)	$(36,833)	$(375,804)
Financial Guaranty	(17,075)	225,759	(237,333)	799,493
Total	$14,325	$183,568	$(274,166)	$423,689

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

3. Derivative Instruments
In the past, we provided credit protection in the form of CDS within our financial guaranty segment whereby we had guaranteed the holder of a financial obligation the full and timely payment of principal and interest when due, or in excess of specified levels of losses. These derivatives have various maturity dates, but the majority of the underlying CDS mature within five years.
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

(In millions)	September 30, 2012		December 31, 2011
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$13.0		$15.4
NIMS related and other	1.8		1.8
Total derivative assets	14.8		17.2
Derivative liabilities:
Financial Guaranty credit derivative liabilities	196.2		106.5
Financial Guaranty VIE derivative liabilities	71.1	(1)	19.5
Total derivative liabilities	267.3		126.0
Total derivative liabilities, net	$252.5		$108.8
________________

(1)	As a result of the Commutation Transactions described in Note 1, we established a VIE. See Note 5 for further details.
The notional value of our derivative contracts at September 30, 2012 and December 31, 2011, was $24.0 billion and $36.5 billion, respectively.
The components of the (losses) gains included in change in fair value of derivative instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Statements of Operations
Net premiums earned—derivatives	$7.1	$10.3	$23.0	$31.7
Financial Guaranty credit derivatives	(51.8)	120.1	(171.2)	536.6
Financial Guaranty VIE derivatives	3.7	(4.5)	1.3	(9.4)
NIMS related and other	—	0.1	—	(0.3)
Change in fair value of derivative instruments	$(41.0)	$126.0	$(146.9)	$558.6
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows selected information about our derivative contracts:

($ in millions)	September 30, 2012
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	—	$—	$1.8
Corporate CDOs	47	18,391.4	1.1
Non-Corporate CDOs and other derivative transactions:
TruPs	13	1,122.6	(11.3)
CDOs of commercial mortgage-backed securities (“CMBS”)	4	1,831.0	(79.9)
Other:
Structured finance	8	709.0	(40.3)
Public finance	23	1,457.6	(38.8)
Total Non-Corporate CDOs and other derivative transactions	48	5,120.2	(170.3)
Assumed financial guaranty credit derivatives:
Structured finance	35	249.3	(12.9)
Public finance	8	129.3	(1.1)
Total Assumed	43	378.6	(14.0)
Financial Guaranty VIE derivative liabilities (2)	1	75.9	(71.1)
Grand Total	139	$23,966.1	$(252.5)
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

4. Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information reasonably available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, changes in credit spreads and benchmark interest rates, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. Fair value is defined as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty, or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs. There were no significant changes to our fair value methodologies during the nine months ended September 30, 2012.

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

(In basis points)	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
Radian Group’s five-year CDS spread	1,089	2,732	2,238	465

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk September 30, 2012	Impact of Radian Non-Performance Risk September 30, 2012	Fair Value (Asset) Liability Recorded September 30, 2012
Product
Corporate CDOs	$136.4	$137.5	$(1.1)
Non-Corporate CDO-related (1)	803.3	633.0	170.3
NIMS-related (2)	13.0	5.3	7.7
Total	$952.7	$775.8	$176.9

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related (1)	1,520.2	1,405.3	114.9
NIMS-related (2)	17.4	9.6	7.8
Total	$2,000.7	$1,872.9	$127.8
 ________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities, and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.
Radian Group’s five-year CDS spread at September 30, 2012, implies a market view that there is a 54.3% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011. The cumulative impact attributable to the market’s perception of our non-performance risk decreased by $1.1 billion during the first nine months of 2012, as presented in the table above. This decrease was primarily the result of the tightening of Radian Group’s CDS spreads during this period.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation technique(s) and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2011. For a complete understanding of those valuation techniques and inputs used as of September 30, 2012, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2011 Form 10-K.
For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment necessary, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy. For fair value measurements categorized within Level III of the fair value hierarchy, we use certain significant unobservable inputs in estimating fair value. Those inputs primarily relate to the probability of default, the expected loss upon default, and our own non-performance risk as it relates to our liabilities. The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of September 30, 2012:

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(In millions)	Fair Value September 30, 2012 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Investments:
State and municipal obligations	$18.8	Discounted cash flow	Discount rate			8.5%
			Expected loss			19.0%
Other investments	75.6	Discounted cash flow	Discount rate			2.6%
Level III Derivative Assets:
Corporate CDOs	9.7	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	2.9%
			Own credit spread (2)	8.5%	-	11.5%
CDOs of CMBS	1.6	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	8.5%	-	11.5%
TruPs CDOs	1.6	Discounted cash flow	Principal recovery			60.0%
			Principal recovery (stressed)			55.0%
			Probability of conditional liquidity payment	0.8%	-	32.0%
			Own credit spread (2)	8.5%	-	11.5%
NIMS derivative assets	1.8	Discounted cash flow	NIMS credit spread			43.6%
			Own credit spread			10.9%
Level III Derivative Liabilities:
Corporate CDOs	8.6	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	2.9%
			Own credit spread (2)	8.5%	-	11.5%
CDOs of CMBS	81.5	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	8.5%	-	11.5%
TruPs CDOs and TruPs-related VIE liabilities	12.9	Discounted cash flow	Principal recovery			60.0%
			Principal recovery (stressed)			55.0%
			Probability of conditional liquidity payment	0.8%	-	32.0%
			Own credit spread (2)	8.5%	-	11.5%
Other non-corporate CDOs and derivative transactions	164.2	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	8.5%	-	11.5%
Level III VIE Liabilities:
NIMS VIE	9.5	Discounted cash flow	NIMS credit spread			43.6%
			Own credit spread (2)	11.0%	-	11.3%
____________

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
For all fair value measurements where we project our non-performance risk, including VIE debt, we utilize a market observed credit spread for Radian, which we believe is the best available indicator of the market’s perception of our non-performance risk. In isolation, a widening (tightening) of this credit spread typically decreases (increases) our related liability. The assumption used to project our own non-performance risk is independent from the other unobservable inputs used in our fair value measurements. The net impact on our reported assets and liabilities from increases or decreases in our own credit spread and from increases or decreases in other unobservable inputs depends upon the magnitude and direction of the changes in each input; such changes may result in offsetting effects to our recorded fair value measurements, or they may result in directionally similar impacts, which may be material.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2012, our total Level III assets were approximately 4.0% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of September 30, 2012:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$286.8	$780.7	$—	$1,067.5
State and municipal obligations	—	622.2	18.8	641.0
Money market instruments	491.7	—	—	491.7
Corporate bonds and notes	—	821.1	—	821.1
Residential mortgage-backed securities (“RMBS”)	—	931.8	—	931.8
CMBS	—	190.3	—	190.3
Other ABS	—	220.1	—	220.1
Foreign government securities	—	115.6	—	115.6
Hybrid securities	—	359.8	—	359.8
Equity securities (1)	100.0	160.9	1.6	262.5
Other investments (2)	—	2.4	76.7	79.1
Total Investments at Fair Value (3)	878.5	4,204.9	97.1	5,180.5
Derivative Assets	—	—	14.8	14.8
Other Assets (4)	—	—	100.6	100.6
Total Assets at Fair Value	$878.5	$4,204.9	$212.5	$5,295.9
Derivative Liabilities	$—	$—	$267.3	$267.3
VIE debt (5)	—	—	109.7	109.7
Total Liabilities at Fair Value	$—	$—	$377.0	$377.0
 ______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.8 million) and short-term CDs ($1.6 million) included within Level II, and lottery annuities ($1.1 million) and a guaranteed investment contract held by a consolidated VIE ($75.6 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($1.2 million) and certain other invested assets ($57.4 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($9.5 million) and amounts related to financial guaranty VIEs ($100.2 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2011:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$386.9	$723.6	$—	$1,110.5
State and municipal obligations	—	985.0	62.5	1,047.5
Money market instruments	723.2	—	—	723.2
Corporate bonds and notes	—	700.5	—	700.5
RMBS	—	884.7	45.5	930.2
CMBS	—	190.4	35.4	225.8
CDO	—	—	5.5	5.5
Other ABS	—	97.0	2.9	99.9
Foreign government securities	—	102.9	—	102.9
Hybrid securities	—	341.5	4.8	346.3
Equity securities (1)	116.0	152.4	0.8	269.2
Other investments (2)	—	151.6	6.8	158.4
Total Investments at Fair Value (3)	1,226.1	4,329.6	164.2	5,719.9
Derivative Assets	—	0.2	17.0	17.2
Other Assets (4)	—	—	104.0	104.0
Total Assets at Fair Value	$1,226.1	$4,329.8	$285.2	$5,841.1
Derivative Liabilities	$—	$—	$126.0	$126.0
VIE debt (5)	—	—	228.2	228.2
Total Liabilities at Fair Value	$—	$—	$354.2	$354.2
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

(4)	Comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($9.4 million) and amounts related to financial guaranty VIEs ($218.8 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2012:

(In millions)	Beginning Balance at July 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30, 2012
Investments:
State and municipal obligations	$19.6	$0.4	$—	$—	$—	$1.2	$—	$18.8
Other ABS	4.8	—	—	—	—	0.5	(4.3)	—
Equity securities	2.0	(0.4)	—	0.1	—	—	0.1	1.6
Other investments	76.5	(0.6)	0.9	0.1	—	—	—	76.7
Total Level III Investments	102.9	(0.6)	0.9	0.2	—	1.7	(4.2)	97.1
NIMS derivative assets	1.7	—	0.1	—	—	—	—	1.8
Other assets	100.7	6.1	—	—	—	6.2	—	100.6
Total Level III Assets	$205.3	$5.5	$1.0	$0.2	$—	$7.9	$(4.2)	$199.5
Derivative liabilities, net	$207.5	$(41.0)	$—	$—	$—	$(5.8)	$—	$254.3
VIE debt	107.8	(6.8)	—	—	—	4.9	—	109.7
Total Level III Liabilities, net	$315.3	$(47.8)	$—	$—	$—	$(0.9)	$—	$364.0
_______________________

(1)
Includes unrealized gains (losses) for the quarter ended September 30, 2012, relating to assets and liabilities still held at September 30, 2012, as follows: $(1.1) million for investments, $3.5 million for other assets, $(48.0) million for derivative liabilities, and $(5.8) million for VIE debt.

(2)
Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period. During the period, pricing from a third-party pricing source became available for one bond, accounting for a majority of the transfer out of Level III and into Level II.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2012:

(In millions)	Beginning Balance at January 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements		Transfers Into (Out of) Level III (2)	Ending Balance at September 30, 2012
Investments:
State and municipal obligations	$62.5	$(3.6)	$—	$—	$—	$12.3		$(27.8)	$18.8
RMBS	45.5	6.1	—	—	—	51.6		—	—
CMBS	35.4	(11.4)	—	—	—	24.0		—	—
CDO	5.5	0.8	—	—	—	6.3		—	—
Other ABS	2.9	0.8	5.2	—	—	4.6		(4.3)	—
Hybrid securities	4.8	0.1	0.1	4.9	—	—		(0.1)	—
Equity securities	0.8	0.1	—	0.1	—	—		0.8	1.6
Other investments	6.8	0.6	75.9	0.6	—	6.0		—	76.7
Total Level III Investments	164.2	(6.5)	81.2	5.6	—	104.8		(31.4)	97.1
NIMS derivative assets	1.6	—	0.2	—	—	—		—	1.8
Other assets	104.0	15.4	—	—	—	18.8		—	100.6
Total Level III Assets	$269.8	$8.9	$81.4	$5.6	$—	$123.6		$(31.4)	$199.5
Derivative liabilities, net	$110.6	$(146.9)	$—	$—	$—	$3.2		$—	$254.3
VIE debt	228.2	(111.2)	—	—	—	229.7	(3)	—	109.7
Total Level III Liabilities, net	$338.8	$(258.1)	$—	$—	$—	$232.9		$—	$364.0
_______________________

(1)
Includes unrealized gains (losses) for the nine months ended September 30, 2012, relating to assets and liabilities still held at September 30, 2012, as follows: $(0.1) million for investments, $7.3 million for other assets, $(188.3) million for derivative liabilities, and $(12.9) million for VIE debt.

(2)
Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period. During the period, pricing from a third-party pricing source became available for two bonds, accounting for a majority of the transfers out of Level III and into Level II.

(3)	Primarily represents the settlement of our CDO of ABS.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2011:

(In millions)	Balance at July 1, 2011	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30, 2011
Investments:
State and municipal obligations	$23.6	$0.2	$39.1	$—	$—	$0.3	$—	$62.6
RMBS	61.4	(12.0)	—	(1.6)	—	2.2	—	48.8
CMBS	29.4	8.6	—	—	—	—	—	38.0
CDO	3.9	1.4	—	0.1	—	(0.2)	—	5.4
Other ABS	2.0	0.7	—	—	—	—	—	2.7
Equity securities	5.6	(0.9)	0.5	0.4	—	—	(2.0)	2.8
Other investments	5.8	0.6	—	0.1	—	0.1	—	6.2
Total Level III Investments	131.7	(1.4)	39.6	(1.0)	—	2.4	(2.0)	166.5
NIMS derivative assets	4.7	0.1	0.1	—	—	—	—	4.9
Other assets	113.7	(10.3)	—	—	—	6.6	—	96.8
Total Level III Assets	$250.1	$(11.6)	$39.7	$(1.0)	$—	$9.0	$(2.0)	$268.2
Derivative liabilities, net	$291.5	$125.8	$—	$—	$—	$(8.1)	$—	$173.8
VIE debt	393.7	92.2	—	—	—	28.1	—	273.4
Total Level III Liabilities, net	$685.2	$218.0	$—	$—	$—	$20.0	$—	$447.2
_______________________

(1)
Includes unrealized gains (losses) for the quarter ended September 30, 2011, relating to assets and liabilities still held at September 30, 2011, as follows: $(1.5) million for investments, $0.2 million for NIMS derivative assets, $(13.3) million for other assets, $117.1 million for derivative liabilities, and $92.3 million for VIE debt.

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
_______________________

(1)
Includes unrealized gains (losses) for the nine months ended September 30, 2011, relating to assets and liabilities still held at September 30, 2011, as follows: $17.1 million for investments, $(1.8) million for NIMS derivative assets, $(1.3) million for other assets, $515.9 million for derivative liabilities, and $144.6 million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.
There were no investment transfers between Level I and Level II during the first nine months of 2012 or 2011.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	September 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity (1)	$1.2	$1.3	$2.6	$2.7
Other invested assets (1)	57.4	65.2	61.0	62.8
Liabilities:
Long-term debt (1)	659.1	613.5	818.6	471.3
Non-derivative financial guaranty liabilities (2)	250.2	312.1	342.3	425.7
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.

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
In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, such as performance tests and triggers, servicer termination events and events of default, that, should they occur, may provide us with additional control rights over the VIE for a limited number of our transactions. The occurrence of these events would cause us to reassess our initial determination of whether we are the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE would also cause us to reassess our determination of whether we are the primary beneficiary of a VIE. Many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above. Therefore, additional VIEs may be consolidated by us if these events were to occur. Prior to the occurrence of these contingent conditions, another party (typically the collateral manager, servicer or equity holder) involved with the transaction holds the power to manage the VIE’s assets and to impact the economic performance of the VIE, without our ability to control or direct such powers.
As a result of the Commutation Transactions described in Note 1, we have deconsolidated the CDO of ABS VIE, and we have consolidated the LPV VIE that was formed upon execution of the Commutation Transactions.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We also consolidate the assets and liabilities associated with two other financial guaranty transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Prior to their consolidation, these transactions had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of September 30, 2012.
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

	Consolidated		Unconsolidated
(In millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Balance Sheet:
Trading securities	$—	$94.5	$—	$—
Other invested assets	75.6	—	—	—
Derivative assets	—	—	3.2	4.1
Premiums receivable	—	—	3.0	3.6
Other assets	100.6	105.9	—	—
Unearned premiums	—	—	3.1	3.8
Reserve for losses and LAE	—	—	14.4	7.9
Derivative liabilities	71.1	19.5	172.7	79.5
VIE debt—at fair value	100.2	218.8	—	—
Accounts payable and accrued expenses	0.4	0.5	—	—

Maximum exposure (1)	128.3	580.0	5,188.9	6,126.3
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Consolidated		Unconsolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Statement of Operations:
Premiums earned	$—	$—	$1.3	$2.2
Net investment income	2.9	6.2	—	—
Net (loss) gain on investments	(3.1)	19.3	—	—
Change in fair value of derivative instruments—(loss) gain	1.3	(9.4)	(166.4)	457.3
Net (loss) gain on other financial instruments	(91.3)	124.0	—	—
Provision for losses—increase (decrease)	—	—	5.9	(3.1)
Other operating expenses	1.8	2.3	—	—

Net Cash (Outflow) Inflow	(134.6)	0.6	(70.5)	6.3

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

(In millions)	September 30, 2012	December 31, 2011
Balance Sheet:
Derivative assets	$1.8	$1.6
VIE debt—at fair value	9.5	9.4

Maximum exposure (1)	14.1	18.5
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30,
(In millions)	2012	2011
Statement of Operations:
Net investment income	$0.4	$0.4
Change in fair value of derivative instruments—loss	—	(1.3)
Net (loss) gain on other financial instruments	(4.5)	3.1

Net Cash Outflow	4.3	99.9

Put Options on CPS
Radian Group and its subsidiaries have purchased all of the CPS issued by custodial trusts with which one of its subsidiaries had previously entered into contingent capital transactions. During the first quarter of 2012, Radian Group and its subsidiaries converted the custodial trusts to corporations that are now wholly-owned consolidated subsidiaries of Radian Group. Prior to the conversion of the trusts to corporations, these trusts had been accounted for as VIEs.
As of December 31, 2011, the amount of short-term investments and our maximum exposure for this VIE were $150 million, respectively. The maximum exposure was based on our carrying amounts of the investments. The amount of income and expense associated with these trusts was immaterial during the first nine months of 2012 and 2011.

6. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	September 30, 2012
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$1,233	$1,273	$47	$7
	$1,233	$1,273	$47	$7
Fixed-maturities available for sale:
U.S. government and agency securities	$4,953	$5,329	$376	$—
State and municipal obligations	43,004	43,488	842	358
Corporate bonds and notes	15,788	16,475	994	307
RMBS	53	55	3	1
Other investments	997	1,065	68	—
	$64,795	$66,412	$2,283	$666
Equity securities available for sale (1)	$88,260	$112,884	$24,624	$—
Total debt and equity securities	$154,288	$180,569	$26,954	$673
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($100.0 million fair value) and various preferred and common stocks invested across numerous companies and industries ($12.9 million fair value).

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

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	September 30, 2012	December 31, 2011
Trading securities:
U.S. government and agency securities	$775,329	$710,006
State and municipal obligations	597,449	964,748
Corporate bonds and notes	804,592	683,864
RMBS	931,817	928,887
CMBS	190,280	224,180
CDO	—	5,467
Other ABS	220,074	98,729
Foreign government securities (1)	115,652	102,851
Hybrid securities	359,762	346,338
Equity securities	149,647	140,764
Other investments	778	5,225
Total	$4,145,380	$4,211,059
 ______________________

(1)
Our largest concentrations of foreign government securities as of September 30, 2012 and December 31, 2011, were Germany ($21.5 million and $42.6 million fair value, respectively) and Japan ($62.8 million and $28.0 million fair value, respectively). As of September 30, 2012 and December 31, 2011, nearly all of our foreign government securities were rated A or higher by a nationally recognized statistical rating organization. As of September 30, 2012 and December 31, 2011, our trading portfolio included no foreign sovereign or sub-sovereign securities of the six European countries (Portugal, Ireland, Italy, Greece, Spain, and Hungary) whose sovereign and sub-sovereign obligations have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades, or securities of any other countries under similar stress.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For trading securities that were still held at September 30, 2012 and December 31, 2011, we had net gains during 2012 and 2011 associated with those securities in the amount of $41.9 million and $112.1 million, respectively.
The following tables show the gross unrealized losses and fair value of our available for sale and held to maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

September 30, 2012: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	4	$6,202	$365	4	$6,202	$365
Corporate bonds and notes	—	—	—	7	5,492	307	7	5,492	307
RMBS	1	35	1	—	—	—	1	35	1
Total	1	$35	$1	11	$11,694	$672	12	$11,729	$673

December 31, 2011: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	1	$525	$17	9	$72,653	$4,866	10	$73,178	$4,883
Corporate bonds and notes	6	2,457	97	18	8,902	950	24	11,359	1,047
RMBS	2	354	1	—	—	—	2	354	1
CMBS	—	—	—	1	527	16	1	527	16
Equity securities	1	9,284	869	—	—	—	1	9,284	869
Total	10	$12,620	$984	28	$82,082	$5,832	38	$94,702	$6,816
During the first nine months of 2012 and 2011, there were no credit losses recognized in earnings.
At September 30, 2012, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not, that we will not be required to sell the securities before recovery of their cost basis.
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
We have securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of September 30, 2012. For all investment categories, the unrealized losses of 12 months or greater duration as of September 30, 2012, were generally caused by interest rate or credit spread movements since purchase date. As of September 30, 2012, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of September 30, 2012, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The contractual maturities of fixed-maturity investments are as follows:

	September 30, 2012
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$492	$532	$7,461	$7,578
Due after one year through five years (1)	434	441	11,456	11,834
Due after five years through ten years (1)	—	—	3,046	3,163
Due after ten years (1)	307	300	42,779	43,782
RMBS (2)	—	—	53	55
Total	$1,233	$1,273	$64,795	$66,412
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS are shown separately as they are not due at a single maturity date.

7. Reinsurance
In our mortgage insurance business, we use reinsurance as a risk management tool to reduce our net risk and strengthen our regulatory risk-to-capital ratio. We have primarily used reinsurance in our financial guaranty business to the extent necessary in specific transactions to comply with applicable single risk limits. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums on risk that we have ceded of $54.1 million and $0.8 million at September 30, 2012 and December 31, 2011, respectively.
The effect of reinsurance on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net premiums written-insurance:
Direct	$232,086	$187,726	$650,188	$552,575
Assumed	(918)	(251)	(89,434)	(10,415)
Ceded	(21,891)	(9,188)	(91,867)	(28,346)
Net premiums written-insurance	$209,277	$178,287	$468,887	$513,814
Net premiums earned-insurance:
Direct	$201,988	$183,028	$590,016	$574,126
Assumed	3,408	6,130	(5,573)	26,824
Ceded	(14,433)	(9,503)	(39,336)	(29,338)
Net premiums earned-insurance	$190,963	$179,655	$545,107	$571,612

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the second quarter of 2012, Radian Guaranty entered into the Initial Quota Share Reinsurance Transaction. Through the Initial Quota Share Reinsurance Transaction, Radian Guaranty agreed to cede 20% of its new insurance written beginning with the business written in the fourth quarter of 2011. As of September 30, 2012, the amount ceded pursuant to this transaction was $1.4 billion of Radian Guaranty’s RIF. The amount of risk that ultimately may be ceded is limited to $1.6 billion. At a 25 to 1 risk-to-capital ratio, the equivalent initial capital benefit associated with ceding this amount of risk will be $62.5 million. Radian Guaranty has the ability, at its option, to commute two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for a predefined commutation amount.
Under the Initial Quota Share Reinsurance Transaction, for the three and nine months ended September 30, 2012, ceded premiums written were $16.4 million and $41.9 million, respectively, and ceded premiums earned were $5.3 million and $8.4 million, respectively. Ceding commissions under this transaction for the three and nine months ended September 30, 2012 were $4.1 million and $10.5 million, respectively.
In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider agreed to the terms of the Second Quota Share Reinsurance Transaction that provide for incremental reinsurance for Radian Guaranty’s new insurance written, as further described below. This agreement, which is subject to final documentation and Freddie Mac approval, is expected to be effective in the fourth quarter of 2012. The limitation on ceded risk is expected to be $750 million initially, and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion. The agreed upon terms also provide that, effective as of December 31, 2015, Radian Guaranty will have the ability, at its option (the “Commutation Option”), to commute one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related risk in force in exchange for a predefined commutation amount. Pursuant to the agreed upon terms:

(i)
Radian Guaranty will cede to the reinsurer 20% of all premiums and losses incurred with respect to conventional GSE loans and will initially receive a 35% ceding commission; provided, that if we do not exercise our Commutation Option, the ceding commission will be reduced to 30% for the portion of the ceded risk in force that was subject to the Commutation Option; and

(ii)
Radian Guaranty will have the ability to cede 100% of all premiums and losses incurred with respect to non-conventional, portfolio loans and will receive a 25% ceding commission. We do not expect the volume of portfolio loans to be material.

In the second quarter of 2012, we terminated one of our remaining reinsurance transactions under our Smart Home program that was scheduled to mature in November 2012. The early termination did not have a material impact on our financial or risk-to-capital position, statutory capital, results of operations or cash flows. The final remaining Smart Home transaction is scheduled to mature in June 2013.
See Note 1 for the impact of the Assured Transaction, executed in the quarter ended March 31, 2012, on net premiums written and earned.

8. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	September 30, 2012	December 31, 2011
Mortgage insurance reserves	$3,046,706	$3,247,900
Financial guaranty reserves	72,891	63,002
Total reserve for losses and LAE	$3,119,597	$3,310,902

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our mortgage insurance reserves for losses and LAE as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$3,155,343	$3,268,582	$3,247,900	$3,524,971
Less reinsurance recoverables (1)	97,845	160,664	151,569	223,254
Balance at beginning of period, net of reinsurance recoverables	3,057,498	3,107,918	3,096,331	3,301,717
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	248,806	338,360	686,080	775,479
Prior years	(77,001)	(61,761)	(71,468)	185,085
Total incurred	171,805	276,599	614,612	960,564
Deduct paid claims and LAE related to:
Current year (2)	2,912	59,693	3,185	61,894
Prior years	269,486	270,203	750,853	1,145,766
Total paid	272,398	329,896	754,038	1,207,660
Balance at end of period, net of reinsurance recoverables	2,956,905	3,054,621	2,956,905	3,054,621
Add reinsurance recoverables (1)	89,801	160,233	89,801	160,233
Balance at end of period	$3,046,706	$3,214,854	$3,046,706	$3,214,854
_________________________

(1)	Related to ceded losses on captive reinsurance transactions, Smart Home and quota share reinsurance transactions.

(2)
Related to underlying defaulted loans with a most recent date of default notice in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

Our mortgage insurance loss reserves declined in the third quarter of 2012, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures, and insurance rescissions and claim denials outpaced new default notices received during the quarter. Additionally, we experienced positive reserve development on prior year defaults, as described below. Total paid claims declined for the three and nine months ended September 30, 2012, from the comparable periods in 2011, driven by an increase in the number of claims received that we are still reviewing for non-compliance with our insurance policies, which has lengthened the claim resolution period and resulted in an increase in rescissions and denials, as well as by delays created by foreclosure slowdowns, servicer issues, and loan modification programs. We cannot be certain of the ultimate impact of these programs on our business or results of operations, or the timing of this impact. Reserves established for new default notices received in the current quarter were the primary driver of our total incurred loss for the three months ended September 30, 2012. The losses incurred from new default notices in 2012 have been partially mitigated by positive reserve development on prior year defaults, primarily relating to higher actual insurance rescissions and claim denials than previously assumed in our loss reserve estimates. In addition, our results for the nine months ended September 30, 2012, were impacted by a $43.6 million decrease in our estimated reinsurance recoverable from our Smart Home transactions resulting from recent trends of lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur, which has in turn reduced the estimated amounts recoverable. In the second quarter of 2012, we terminated one of our remaining Smart Home transactions that was scheduled to mature in November 2012. The remaining Smart Home transaction is scheduled to mature in 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For the three and nine months ended September 30, 2012, the incurred losses related primarily to default notices reported in the current year. Partially offsetting those effects in 2012 was positive reserve development on default notices reported in prior years, primarily relating to higher actual insurance rescissions and claim denials than previously assumed in our loss reserve estimates. Due to continuing uncertainty over whether these trends will continue, we did not adjust our estimated rates of future rescissions and denials during this period. For the three months ended September 30, 2011, an increase in our actual and estimated amount of insurance rescissions and claim denials for certain aged defaults positively impacted our losses incurred on prior year defaults. For the nine months ended September 30, 2011, these effects were offset by an increase in both our actual and estimated reinstatements of policies and claims previously rescinded or denied in prior years, as well as a greater than anticipated aging of underlying defaulted loans, which had the effect of increasing our default to claim rate.
While the aging of defaulted loans and other changes in the composition of our delinquent loan inventory, including the rate of claims being submitted, continued to impact our reserves and incurred losses during the three and nine months ended September 30, 2012, the magnitude of such impacts has declined compared to prior periods. Adjustments are made to loss reserves as defaulted loans age, and therefore, are considered to be closer to foreclosure and more likely to result in a claim payment. With continuing declines in home values in certain markets, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates on our more aged delinquent loans, this has resulted in a higher reserve per default. As a consequence, our aggregate weighted average default to claim rate assumption (net of rescissions and denials) used in estimating our reserve for losses was 46% at September 30, 2012, compared to 43% at December 31, 2011. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of September 30, 2012, our aggregate weighted average default to claim rate estimate excluding pending claims, net of our estimate for insurance rescissions and claim denials was 39%, and ranged from 20% for insured loans that had missed two to three monthly payments, to 45% for such loans that had missed 12 or more monthly payments.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates. However, in light of existing foreclosure slowdowns and efforts to increase loan modifications among defaulted borrowers, significant uncertainty remains with respect to the ultimate resolution of later stage defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims.
Our reserve for losses includes the impact of our estimate of future rescissions and denials, which remain elevated compared to levels experienced before 2009. The elevated levels of our rate of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. The impact of our estimate of future rescissions and denials reduced our loss reserves as of September 30, 2012 and December 31, 2011, by approximately $477 million and $631 million, respectively. Conversely, the impact of our estimate of future reinstatements of previously rescinded policies and denied claims increased our loss reserves as of September 30, 2012 and December 31, 2011, by approximately $239 million and $129 million, respectively, as further described below. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate, and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have a material adverse effect on our paid losses and loss reserves.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Recent insurance rescission and claim denial activity reflects a significant relative shift toward more claim denials, which has resulted primarily from the failure of our lender customers to provide the documentation required to perfect a claim. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed to perfect a claim for a significant portion of previously denied claims. As a result of these trends and recent increases in claim denial activity, we expect that a large portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have considered this expectation in developing our incurred but not reported (“IBNR”) reserve estimate. This IBNR estimate, which consists primarily of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $261.6 million and $170.6 million at September 30, 2012 and December 31, 2011, respectively.
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, during the periods indicated, net of reinstatements within each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Rescissions—first loss position	$75.8	$93.2	$164.1	$313.6
Denials—first loss position	105.8	35.4	456.6	74.2
Total first loss position (1)	181.6	128.6	620.7	387.8
Rescissions—second loss position	20.0	28.5	29.6	100.7
Denials—second loss position	26.1	8.4	80.5	22.1
Total second loss position (2)	46.1	36.9	110.1	122.8
Total first-lien claims submitted for payment that were rescinded or denied (3)	$227.7	$165.5	$730.8	$510.6
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These claims may not have resulted in a claim payment obligation absent the rescission or denial, due to deductibles and other exposure limitations included in our policies.

(3)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
The following table illustrates the total amount of first-lien claims submitted to us for payment that have been rescinded since January 1, 2009, and then subsequently were challenged (“rebutted”) by the lenders and policyholders, but have not been reinstated, for the period from January 1, 2009 through September 30, 2012. Prior to January 1, 2009, rebutted claims were not material.

(In millions)	As of September 30, 2012
First loss position	$566.9
Second loss position	201.8
Total non-overturned rebuttals on rescinded first-lien claims	$768.7
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our condensed consolidated balance sheets, was $50.6 million and $57.2 million as of September 30, 2012 and December 31, 2011, respectively.
Rescission and denial rates in 2011 and 2012 have been affected by an increase in the number of claims received that we are reviewing for potential non-compliance with our insurance policies. The following table shows the projected net cumulative denial and rescission rates in our total first-lien portfolio, net of both actual and expected reinstatements, as of September 30, 2012, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rates for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2010	18.3%	100%
Q2 2010	17.4%	100%
Q3 2010	15.7%	100%
Q4 2010	17.1%	99%
Q1 2011	20.6%	99%
Q2 2011	24.4%	97%
Q3 2011	29.5%	95%
Q4 2011	28.4%	90%
Q1 2012	25.7%	76%
 ______________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of September 30, 2012. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. As discussed in footnote (2) below, these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned, respectively. For the second and third quarters of 2012, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful and therefore they are not presented.

We considered the sensitivity of first-lien loss reserve estimates at September 30, 2012, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at September 30, 2012), we estimated that our loss reserves would change by approximately $88 million at September 30, 2012. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at September 30, 2012), we estimated that our loss reserves would change by approximately $4 million at September 30, 2012. For every one percentage point change in our overall default to claim rate (which we estimate to be 46% at September 30, 2012, including our assumptions related to rescissions and denials), we estimated a $56 million change in our loss reserves at September 30, 2012.
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
For our financial guaranty business, to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was necessary as of September 30, 2012 or December 31, 2011.
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
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of September 30, 2012 or December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 1.73% and 2.62% as of September 30, 2012 and December 31, 2011, respectively. Expected losses are based on an assumed paid claim rate of approximately 12.4% on our total first-lien insurance portfolio (7% on performing loans and 46% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased to 14.4%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

10. Financial Guaranty Insurance Contracts
The following table includes information as of September 30, 2012, regarding our financial guaranty claim liabilities, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in millions)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	12	120	75	107	314
Remaining weighted-average contract period (in years)	16	18	20	27	20
Insured contractual payments outstanding:
Principal	$38.8	$924.5	$695.0	$334.2	$1,992.5
Interest	10.6	537.1	379.7	163.8	1,091.2
Total	$49.4	$1,461.6	$1,074.7	$498.0	$3,083.7
Gross claim liability	$0.4	$18.4	$278.9	$89.9	$387.6
Less:
Gross potential recoveries	0.1	0.9	319.3	67.3	387.6
Discount, net	—	2.8	(91.2)	2.4	(86.0)
Net claim liability (prior to reduction for unearned premium)	$0.3	$14.7	$50.8	$20.2	$86.0
Unearned premium revenue	$0.2	$23.0	$13.0	$—	$36.2
Net claim liability reported in the balance sheet	$0.2	$6.8	$43.4	$20.2	$70.6
Reinsurance recoverables	$—	$—	$—	$—	$—
A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis were $29.2 million and $34.8 million, respectively, as of September 30, 2012, and $34.3 million and $39.8 million, respectively, as of December 31, 2011.
The accretion of these balances is included in either premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. The accretion included in premiums earned for the three and nine months ended September 30, 2012, was $0.2 million and $0.8 million, respectively, compared to $0.3 million and $0.9 million, respectively, for the comparable periods in 2011. There was an immaterial amount of accretion recorded in policy acquisition costs for the three and nine months ended September 30, 2012 and 2011.
The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of September 30, 2012, was $38.0 million and is expected to be collected on a declining basis due to no new business being written. The activity related to the net present value of premiums receivable during the three and nine months ended September 30, 2012 and 2011, was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at September 30, 2012.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Premiums earned were affected by the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Refundings	$7.3	$4.6	$26.0	$18.7
Recaptures/commutations	—	—	(16.3)	2.8
Unearned premium acceleration upon establishment of case reserves	0.7	1.8	0.7	3.1
Reinsurance agreements	—	—	(6.0)	—
Foreign exchange revaluation, gross of commissions	0.6	—	(0.2)	2.0
Adjustments to installment premiums, gross of commissions	(2.4)	—	(2.3)	0.3
Total adjustment to premiums earned	$6.2	$6.4	$1.9	$26.9
The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments (“refundings”) of any financial guaranty obligations, as of September 30, 2012:

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Fourth Quarter 2012	$254.0	$6.9	$0.2	$7.1
2013	227.3	26.7	0.9	27.6
2014	203.5	23.9	0.8	24.7
2015	184.1	19.4	0.8	20.2
2016	167.0	17.1	0.7	17.8
2012 – 2016	167.0	94.0	3.4	97.4
2017 – 2021	96.6	70.4	2.8	73.2
2022 – 2026	49.0	47.5	1.8	49.3
2027 – 2031	21.3	27.7	1.1	28.8
After 2031	—	21.3	1.3	22.6
Total	$—	$260.9	$10.4	$271.3

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the significant components of the change in our financial guaranty net claim liability for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net claim liability at beginning of period	$92.6	$70.8	$60.5	$67.4
Incurred losses and LAE:
Increase in gross claim liability	37.6	15.0	199.3	56.7
Increase in gross potential recoveries	(69.6)	(50.7)	(261.3)	(83.9)
Decrease in discount	36.4	8.4	102.5	2.6
(Increase)/decrease in unearned premiums	0.1	0.3	(1.8)	4.3
Incurred losses and LAE	4.5	(27.0)	38.7	(20.3)
Paid losses and LAE:
Current years	0.3	—	—	—
Prior years	(26.8)	(2.3)	(28.6)	(5.6)
Paid losses and LAE:	(26.5)	(2.3)	(28.6)	(5.6)
Net claim liability at end of period	$70.6	$41.5	$70.6	$41.5
Components of incurred losses and LAE:
Net claim liability established in current period	$8.7	$1.0	$8.8	$1.0
Changes in existing claim liabilities	(4.2)	(28.0)	29.9	(21.3)
Total incurred losses and LAE	$4.5	$(27.0)	$38.7	$(20.3)
Components of decrease in discount:
Decrease in discount related to net claim liabilities established in current period	$36.1	$1.2	$101.8	$1.1
Decrease in discount related to existing net claim liabilities	0.3	7.2	0.7	1.5
Total decrease in discount	$36.4	$8.4	$102.5	$2.6
In the first nine months of 2012, we significantly increased our estimated gross claim liability associated with a project finance credit within our public finance insured portfolio, with net par outstanding of $70 million at September 30, 2012, based primarily on refinancing risk upon the maturity or scheduled principal amortization of the insured obligations beginning in 2017. Revenues for the project, however, serve as collateral for our insured risk, and we have also projected a full recovery of the gross claim over time, which has resulted in an increase in our potential recovery and a decrease in our discount amount for the nine months ended September 30, 2012. We paid $23.5 million to settle our obligations related to our exposure to insured sovereign indebtedness of Greece in the third quarter of 2012.
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
The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows as of the dates indicated:

September 30, 2012	1.94%
December 31, 2011	2.80%
September 30, 2011	3.28%
December 31, 2010	3.69%

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Long-Term Debt
The composition of our long-term debt at September 30, 2012 and December 31, 2011, was as follows:

(In thousands)		September 30, 2012	December 31, 2011
5.625%	Senior Notes due 2013	$79,609	$252,267
5.375%	Senior Notes due 2015	249,855	249,819
3.000%	Convertible Senior Notes due 2017 (1)	329,655	316,498
	Total Long-Term Debt	$659,119	$818,584
_________________________
(1) The principal amount of these notes is $450 million.

On February 23, 2012, Radian Group commenced a “Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of its outstanding 2013 Notes. We acquired $146.5 million in aggregate principal amount of the 2013 Notes as a result of the Tender Offer for a price of $900 per $1,000 principal amount of Notes, which represented 59% of the principal amount of the 2013 Notes outstanding. The transaction resulted in a realized gain of $15.2 million, representing the excess of carrying value over the purchase price. During the second and third quarters of 2012, Radian Group purchased an additional $24.1 million in aggregate principal amount of the outstanding 2013 Notes resulting in an additional gain of $1.0 million.

As of September 30, 2012 and December 31, 2011, we were in compliance with all provisions of each of our indentures for our outstanding notes.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

12. Other Comprehensive Income (Loss)
The following table shows our total other comprehensive income (loss) as of the periods indicated:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	$1	$—	$1	$(11)	$(4)	$(7)
Less: Reclassification adjustment	—	—	—	—	—	—
Net foreign currency translation adjustments	1	—	1	(11)	(4)	(7)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(2,489)	(871)	(1,618)	21,811	7,634	14,177
Less: Reclassification adjustment for net gains (losses) included in net (loss) income	(6,100)	(4,911)	(1,189)	7,545	(135)	7,680
Net unrealized gains (losses) on investments	3,611	4,040	(429)	14,266	7,769	6,497
Other comprehensive income (loss)	$3,612	$4,040	$(428)	$14,255	$7,765	$6,490

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(In thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	$(1)	$—	$(1)	$6,519	$—	$6,519
Less: Reclassification adjustment for net gains (losses)	(605)	(250)	(355)	38,966	11,367	27,599
Net foreign currency translation adjustments	604	250	354	(32,447)	(11,367)	(21,080)
Unrealized gains (losses) on investments:
Unrealized holding losses arising during the period	(23,471)	—	(23,471)	(9,856)	—	(9,856)
Less: Reclassification adjustment for net (losses) gains included in net income	156	(1,333)	1,489	(52,089)	(18,640)	(33,449)
Net unrealized gains (losses) on investments	(23,627)	1,333	(24,960)	42,233	18,640	23,593
Other comprehensive income (loss)	$(23,023)	$1,583	$(24,606)	$9,786	$7,273	$2,513

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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
For federal income tax purposes, we have approximately $1.8 billion of NOL carryforwards as of September 30, 2012. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2030. To protect our ability to utilize our NOLs and other tax assets from an “ownership change” under U.S. federal income tax rules, we adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.
As of September 30, 2012, before consideration of our valuation allowance, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $934.2 million.
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
A valuation allowance of approximately $918.2 million and $797.7 million was recorded against our net DTA of approximately $934.2 million and $813.7 million at September 30, 2012 and December 31, 2011, respectively. The remaining DTA of approximately $16.0 million represents our NOL carryback, which we expect to utilize against the adjustments proposed by the IRS relating to tax years 2000 through 2007, as discussed below.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We are currently attempting to address the concerns raised by Appeals and the JCT, but there is a substantial risk that we may not be able to settle the proposed adjustments with the IRS or, alternatively, that the terms of any final settlement will be significantly less favorable to us than the tentative settlement, which we agreed to in December 2010. Additionally, we would be required to litigate the proposed adjustments to our taxable income, if we are unable to reach any settlement, in order to avoid a full concession of the proposed tax liabilities, penalties, and interest to the IRS. If we determine that we cannot reach a settlement with the IRS and determine that our interests may be better served through litigation of the proposed adjustments, then we may incur substantial legal expenses and the litigation process may be lengthy. Based on the indication that Appeals will reconsider the proposed settlement agreement, we remeasured our tax provision and liabilities associated with these proposed IRS adjustments during the fourth quarter of 2011. After discussions with outside counsel about the issues raised in the examination and the issues surrounding our settlement efforts, we believe that an adequate provision for income taxes has been made for potential liabilities that may result. However, if the ultimate settlement or the litigation process produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

14. Statutory Information
Radian Guaranty’s statutory net loss and statutory surplus as of or for the periods indicated were as follows:

(In millions)	As of or for the Nine Months Ended September 30, 2012	As of or for the Year Ended December 31, 2011
Statutory net loss	$(48.9)	$(545.1)
Statutory surplus	1,022.2	843.2
Radian Guaranty’s risk-to-capital calculation appears in the table below. For purposes of the risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

	September 30, 2012		December 31, 2011
($ in millions)
Risk in force, net (1)	$20,552.3		$18,095.7
Statutory surplus	1,022.2		843.2
Risk-to-capital	20.1	:1	21.5	:1
 _______________________

(1)	Risk in force, net excludes risk ceded through reinsurance contracts and risk in force on defaulted loans.
The improvement in Radian Guaranty’s risk-to-capital ratio in the first nine months of 2012 was primarily due to: (1) the release of contingency reserves at Radian Asset Assurance as a result of the Assured Transaction, which benefited Radian Guaranty’s surplus; (2) realized investment gains; and (3) the impact of the Initial Quota Share Reinsurance Transaction entered into in April 2012. This benefit was partially offset by a statutory net loss incurred by Radian Guaranty.
As described in Note 7, Radian Guaranty entered into the Initial Quota Share Reinsurance Transaction effective April 1, 2012, and in the fourth quarter of 2012 agreed to the terms of the Second Quota Share Reinsurance Transaction. The Initial Quota Share Reinsurance Transaction is expected to ultimately provide Radian Guaranty with an initial capital benefit of $62.5 million. We expect to cede $1.6 billion of risk, which is the maximum amount associated with the Initial Quota Share Reinsurance Transaction. The agreed upon terms of the Second Quota Share Reinsurance Transaction provide for incremental ceded risk of $750 million initially, and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion.
As of September 30, 2012, Radian Asset Assurance maintained claims paying resources of $1.8 billion, including statutory surplus of approximately $1.1 billion. In July 2012, Radian Asset Assurance paid an ordinary dividend of $54 million to Radian Guaranty. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $40 million to Radian Guaranty in 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Due to current expectations with respect to the credit performance of the Terminated TruPs Bonds, we have established an associated salvage recovery for statutory accounting purposes, which as of September 30, 2012, was approximately $75.9 million related to the LPV Capital, which is included in Radian Asset Assurance’s and Radian Guaranty’s statutory surplus as of September 30, 2012. Although Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs, the amount of salvage recovery remains at risk, and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds, including, in the case of four of the Terminated TruPs CDOs, the risk that an event of default occurs and is continuing after 2016 or 2017, as applicable. If such event of default were to occur, it would result in a loss for such Terminated TruPs CDO that would be determined based on the difference between the par value and the market value thereof. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, Radian Asset Assurance’s projected and actual salvage recovery from the LPV may be materially reduced or eliminated.
Under Texas insurance regulations, to be an authorized insurer, CMAC of Texas, an affiliated reinsurer of Radian Guaranty, is required to maintain a minimum statutory surplus of $20 million. CMAC of Texas had a statutory net income of $24.3 million for the nine months ended September 30, 2012 and statutory surplus of $50.6 million as of September 30, 2012.
Radian Guaranty’s other two affiliated reinsurers, Radian Insurance Inc. (“Radian Insurance”) and Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”), also must maintain a minimum statutory surplus of $20.0 million in order to remain an authorized reinsurer. As of September 30, 2012, the statutory surplus of Radian Insurance and Radian Mortgage Insurance was $199.6 million and $20.8 million, respectively. Radian Mortgage Insurance’s reported statutory surplus includes the benefit of a $4.0 million capital contribution made by Radian Guaranty, its immediate parent, effective September 30, 2012.
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

15. Selected Financial Information of Registrant—Radian Group

(In thousands)	September 30, 2012	December 31, 2011
Investment in subsidiaries, at equity in net assets	$1,412,158	$1,591,914
Total assets	1,714,476	2,231,138
Long-term debt	659,119	818,584
Total liabilities	799,223	1,048,847
Total stockholders’ equity	915,253	1,182,291
Total liabilities and stockholders’ equity	1,714,476	2,231,138

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

16. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings. The outcome of legal proceedings is always uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
In the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our liquidity, results of operations or financial condition. If we determine such a loss is reasonably possible, we disclose information relating to any such potential loss, including an estimate or range of loss or a statement that such an estimate cannot be made. On a quarterly and annual basis, we review relevant information with respect to legal loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or range of losses based on such reviews. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. In addition, we generally make no disclosures for loss contingencies that are determined to be remote. For matters for which we disclose an estimated loss, the disclosed estimate reflects the reasonably possible loss or range of loss in excess of the amount accrued, if any.
Any loss estimates are inherently subjective, based on currently available information, and are subject to management’s judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.
On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe that approximately 680 loans, which relate to approximately $20 million of risk in force, were affected by this error. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian also filed, and the court subsequently dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution. We expect that we will ultimately resolve this legal matter through a combination of the reinstatement of certain performing loans and payment of an amount to the plaintiff that is expected to be immaterial.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the United States District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master policy and delegated underwriting endorsement for approximately 221 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The 221 home mortgage loans relate to an aggregate risk in force of approximately $13 million. On August 24, 2011, Quicken filed a motion to dismiss the original complaint. On September 12, 2011, Radian Guaranty filed a response to Quicken’s motion to dismiss, and on September 29, 2011, Quicken filed its reply. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith.  Radian Guaranty is preparing a response to Quicken’s counterclaims. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate a reasonably possible loss or range of loss in this matter.
Recently, we have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the United States District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans supposedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. Radian Guaranty and some of the other mortgage insurer defendants moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs’ loans. The court denied that motion on May 7, 2012, and on October 4, 2012, Radian Guaranty filed a new motion to dismiss on a number of grounds.
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts of the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the United States District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss this lawsuit on a number of grounds.

•
On March 12, 2012, a putative class action under RESPA titled McCarn v. HSBC USA, Inc., et al. was filed in the United States District Court for the Eastern District of California. Radian Guaranty moved to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan. The court granted that motion on May 29, 2012, but gave the plaintiff permission to file an amended complaint to attempt to address his lack of standing. On July 30, 2012, the plaintiff filed this amended complaint. Radian Guaranty filed its motion to dismiss the amended complaint for lack of standing on August 16, 2012. Plaintiff filed a response to the motion to dismiss on October 26, 2012, and on November 5, 2012, Radian Guaranty filed a reply brief in further support of its motion to dismiss.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the United States District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. Radian Guaranty intends to move to dismiss this lawsuit on a number of grounds.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
On May 31, 2012, a putative class action under RESPA titled Barlee, et al. v. First Horizon National Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans.    On October 9, 2012, plaintiffs filed an amended complaint, and on November 5, 2012, Radian Guaranty filed a motion to dismiss the amended complaint for lack of standing.

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al. v. M&T Bank Corporation, et al. was filed in the United States District Court for the Middle District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint in which they added one borrower whose loan was insured by Radian Guaranty. Radian Guaranty intends to move to dismiss this lawsuit on a number of grounds.

With respect to the Samp case and the other similar putative class actions discussed above, Radian Guaranty believes that the claims are without merit and intends to vigorously defend itself against these claims. We are not able to estimate the reasonably possible loss or range of loss for these matters because the proceedings are in a very preliminary stage and there is uncertainty as to the likelihood of a class being certified or the ultimate size of a class.
In addition to the litigation discussed above, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and management believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated effect on our liquidity, financial condition or results of operations for any particular period.
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand (“CID”) from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. We are cooperating with the CFPB in its investigation and are in active discussions with the CFPB with respect to our response to the CID, including various alternatives for resolving this investigation. Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.
Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with customers regarding rescissions and claim denials, which if not resolved, could result in arbitration or additional judicial proceedings. The assumptions embedded in our estimated default to claim rate on our in-force default inventory includes an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies for which an initial intent to rescind letter has been sent to our lender customers to remain in-force and ultimately to be paid, as a result of valid challenges by such policy holders during the limited period specified in such letters. See Note 8 for further information.
Further, we have identified a significant number of loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which “Appropriate Proceedings” (actions or proceedings such as foreclosure that provide the insured with title to the property) may not have been commenced within the outermost deadline in our master policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the master policy. While we can provide no assurance regarding the outcome of these conversations or the ultimate resolution of these issues, it is possible that this matter could result in arbitration or legal proceedings.
The elevated levels of our rate of rescissions, claim denials and claim curtailments (related to servicer negligence) have led to an increased risk of litigation by lenders, policyholders and servicers challenging our right to rescind coverage, deny claims or curtail claim amounts. Although we believe that our loss mitigation actions are justified under our policies, if we are

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

not successful in defending these actions, we may need to reassume the risk on, and increase loss reserves for previously rescinded policies or pay additional claims on curtailed amounts. See Note 8 for further information.
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $156.0 million of remaining credit exposure as of September 30, 2012.
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
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $10.1 million at September 30, 2012, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for compliance with secondary market compliance and for potential mortgage insurance. In the first nine months of 2012, we paid losses related to contract underwriting remedies of approximately $7.6 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In the first nine months of 2012, our provision for contract underwriting expenses was approximately $6.5 million and our reserve for contract underwriting obligations at September 30, 2012, was $3.4 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $14.5 million, of which $6.5 million of unearned retention expense has not been recorded as of September 30, 2012. The remaining cost for these agreements is expected to be recorded by the end of 2015.

17. Subsequent Event
On November 9, 2012, Radian Asset Assurance entered into an agreement (the “Agreement”) with Financial Guaranty Insurance Company (“FGIC”) which, if consummated, would commute the remaining $827 million of outstanding par reinsured by Radian Asset Assurance (the “Commutation”), which represented 13% of Radian Asset Assurance’s total reinsurance portfolio as of September 30, 2012. The portfolio to be commuted includes $196 million of Radian Asset Assurance’s $225 million in net par outstanding as of September 30, 2012, related to Jefferson County, Alabama sewer warrants.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

A rehabilitation proceeding for FGIC pursuant to Article 74 of the New York Insurance Law currently is pending before the Supreme Court of the State of New York (the “Court”), and the effectuation of the Commutation is subject to approval by the Court of the Agreement and certain related matters. Such approval is within the Court’s sole discretion, and no assurance can be given that the Court will grant such approval or when it will be granted. If the Court grants such approval, Radian Asset Assurance will be required to make a commutation payment to FGIC in the approximate amount of $52.4 million once that approval becomes final in accordance with the Agreement, and the Commutation will become effective upon FGIC’s receipt of such payment. The amount of this payment was determined primarily based on existing loss reserves and unearned premium reserves, and therefore is not expected to have a material impact on our consolidated financial statements or Radian Asset Assurance’s statutory capital position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2011, as amended by the Company’s Annual Reports on Form 10-K/A for the fiscal year ended December 31, 2011, as filed with the SEC on March 2, 2012 and November 6, 2012 (as amended, the “2011 Form 10-K”), for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part I of our 2011 Form 10-K, and in Item 1A of Part II of our Quarterly Reports on Form 10Q filed in 2012, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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
Traditional Mortgage Insurance.  Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-lien mortgages (“first-liens”). At September 30, 2012, primary insurance on first-liens comprised approximately 94.2% of our total risk in force (“RIF”). Prior to 2009, we also wrote pool insurance, which at September 30, 2012, comprised approximately 5.3% of our total RIF.
Non-Traditional Mortgage Credit Enhancement.  In addition to first-lien mortgage insurance, in the past, we provided other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-liens”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Our non-traditional RIF was $167 million as of September 30, 2012, representing 0.5% of our total RIF.
In the second quarter of 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider (the “Initial Quota Share Reinsurance Transaction”). Through the Initial Quota Share Reinsurance Transaction, Radian Guaranty agreed to cede 20% of its new insurance written (“NIW”) beginning with the business written in the fourth quarter of 2011. As of September 30, 2012, the amount ceded pursuant to this transaction was $1.4 billion of Radian Guaranty’s RIF. The amount of risk that ultimately may be ceded is limited to $1.6 billion. At a 25 to 1 risk-to-capital ratio, the equivalent initial capital benefit associated with ceding this amount of risk will be $62.5 million. Radian Guaranty has the ability, at its option, to commute two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014.
In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider agreed to the terms of a second quota share reinsurance agreement (the “Second Quota Share Reinsurance Transaction”) that provide for incremental ceded risk of $750 million initially, and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

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
We have provided financial guaranty credit protection through the issuance of a financial guaranty insurance policy, by insuring the obligations under a credit default swap (“CDS”), or through the reinsurance of both types of obligations. Both a financial guaranty insurance policy and a CDS provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation, and in the case of most of our financial guaranty CDSs, credit protection for amounts in excess of specified levels of losses. These forms of credit enhancement each require similar underwriting and surveillance of the insured risks.
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
We determine the ratings for a transaction by utilizing relevant information available to us, which includes: periodic reports supplied by the issuer, trustee or servicer for the transaction; publicly available information regarding the issuer, the transaction structure, the underlying collateral or asset class of the transaction and/or collateral; communications with the issuer, trustee, collateral manager and servicer for the transaction; and when available, public or private ratings assigned to our insured and reinsured transactions or to other obligations that have substantially similar risk characteristics to our transactions without the benefit of financial guaranty or similar credit insurance. In addition, for our assumed reinsurance transactions, we also utilize information provided by the primary insurer, including the ratings assigned to the transaction by such insurer. We also utilize models and methodologies from the nationally recognized statistical ratings organizations (the “NRSROs”) to assist in such analysis. We use this information to develop an independent judgment regarding the risk and loss characteristics for our insured transactions. If public or private ratings have been used, our risk management analysts express a view regarding the opinion and analysis of the NRSROs. When our analysis of the transaction results in a materially different view of the risk and loss characteristics of an insured transaction, we will assign a different internal rating than that assigned by the NRSROs. Our internal ratings estimates are subject to revision periodically and may differ from the credit ratings assigned by the NRSROs for the same obligation. Unless otherwise indicated in our discussion of credit performance of our financial guaranty portfolio, the ratings we have stated have been developed internally.

The following table describes the ratings scale we utilize for our internal ratings:

Internal Rating (1)	Rating is Assigned When our Analysis Indicates:
AAA	the obligor’s capacity to meet its financial commitment on the obligation is extremely strong and it is subject to the lowest level of credit risk
AA	the obligor’s capacity to meet its financial commitment on the obligation is very strong, and it is subject to very low credit risk
A
the obligor’s capacity to meet its financial commitment on the obligation is strong, but it is somewhat more susceptible to adverse changes in circumstances or economic conditions than higher rated obligations, and it is subject to low credit risk

BBB
the obligor’s capacity to meet its financial commitment on the obligation is adequate, but adverse changes in circumstances or economic conditions are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation and it is subject to moderate credit risk

BB
the obligation faces significant ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation and it is subject to substantial credit risk

B
adverse business, financial or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation even though the obligor currently has the capacity to meet its financial commitments on the obligation, and it is subject to high credit risk

CCC
the obligation is currently vulnerable to nonpayment, and is dependent upon favorable business, financial and economic conditions for the obligor to meet its financial commitment on the obligation, and it is subject to very high credit risk

CC
the obligation is currently highly vulnerable to nonpayment, and absent favorable business, financial and economic conditions, the obligor is highly likely not to have the financial capacity to meet its financial commitment on the obligation, and is subject to extremely high credit risk

C	the obligation is currently extremely vulnerable to nonpayment and payment default is imminent, but the obligation has not yet experienced a payment default
D	there is currently a payment default on the obligation
____________________

(1)	Our internal ratings may be modified by the addition of a “+” or “-” to show the relative standing within a letter category.
When we refer to an obligation as “BIG” or “below investment grade,” it means we believe the obligation has significant speculative characteristics and is subject to at least substantial credit risk. Such obligations are rated BB, B, CCC, CC, C or D.
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

This three-part transaction with Assured reduced our financial guaranty net par outstanding by 22.5% and provided a statutory capital benefit to Radian Asset Assurance and Radian Guaranty of $100.7 million as of September 30, 2012. This transaction is consistent with our strategic objective of accelerating the reduction of our financial guaranty net par outstanding and strengthening the statutory capital positions of Radian Asset Assurance and Radian Guaranty. See “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011” below for further information.
In the second quarter of 2012, Radian Asset Assurance entered into a commutation with one of its derivative counterparties (the “Counterparty”) to commute Radian Asset Assurance’s: (1) only remaining CDO of ABS exposure which was related to a directly insured tranche of an extremely distressed CDO of ABS transaction (the “CDO of ABS Transaction”), for which we had expected to pay claims on substantially all of the $450.2 million in net par outstanding; and (2) credit protection through CDS on six directly insured TruPs CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation (the “Terminated TruPs CDOs”). In consideration for these commutations, Radian Asset Assurance paid $210.0 million (the “Commutation Amount”), a significant portion of which (the “LPV Initial Capital”) has been deposited with a limited purpose vehicle (an “LPV”) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”). The commutations described in this paragraph are referred to herein as the “Commutation Transactions.”
As part of the Commutation Transactions, the LPV entered into a credit default swap (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings (collectively, the “LPV Capital”), represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. The Residual CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance is entitled to these remaining funds.
All of the transactions commuted pursuant to the Commutation Transactions were rated BIG at the time of the transaction with $1.0 billion net par outstanding of the commuted transactions rated B or below. In the aggregate, the transactions commuted pursuant to the Commutation Transactions represented approximately 51% of our financial guaranty segment’s aggregate net par outstanding rated B or below at the time of the transaction. See “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011” below for further information.
Financial Guaranty Exposure Subject to Recapture or Termination.   Approximately $26.3 billion of our total net par outstanding as of September 30, 2012 (representing 67.4% of our financial guaranty segment’s total net par outstanding), was subject to recapture by our primary insurance customers or termination in the case of our financial guaranty credit derivative counterparties. Of such amount, $20.0 billion was subject to termination by our financial guaranty credit derivative counterparties, while the remaining $6.3 billion was subject to recapture at the option of our primary reinsurance customers. During the first nine months of 2012, five CDS counterparties in our financial guaranty business exercised their termination rights with respect to 24 corporate CDOs that we insured and an additional counterparty exercised its termination right with respect to one CDS of an investor-owned utility bond that we insured (collectively, the “2012 CDO Terminations”), which further reduced our financial guaranty net par outstanding by $10.2 billion in the aggregate. In addition, in October 2012, three of these counterparties and one additional CDS counterparty terminated an additional 11 corporate CDOs and a foreign infrastructure CDS that we insured with an aggregate of $4.4 billion net par outstanding. There was no material impact on our financial statements as a result of these terminations.

On June 28, 2012, one of our primary reinsurance customers, Financial Guaranty Insurance Company (“FGIC”) was placed into rehabilitation by the New York Department of Financial Services (“NYDFS”). As of September 30, 2012, we had reinsured an aggregate of $826.9 million in net par outstanding from FGIC. On November 9, 2012, Radian Asset Assurance entered into an agreement (the “Agreement”) with FGIC which, if consummated, would commute all of this remaining reinsurance exposure (the “Commutation”), which represented 13% of Radian Asset Assurance’s total reinsurance portfolio as of September 30, 2012. The portfolio to be commuted includes $196 million of Radian Asset Assurance’s $225 million in net par outstanding as of September 30, 2012, related to Jefferson County, Alabama sewer warrants. See “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011—Financial Guaranty Exposure Information” for additional information regarding the Jefferson County, Alabama sewer warrants. Because of the rehabilitation proceeding for FGIC pursuant to Article 74 of the New York Insurance Law that is currently pending before the Supreme Court of the State of New York (the “Court”), the effectuation of the Commutation is subject to approval by the Court of the Agreement and certain related matters. Such approval is within the Court’s sole discretion, and no assurance can be given that the Court will grant such approval or when it will be granted. If the Court grants such approval, Radian Asset Assurance will be required to make a commutation payment to FGIC in the approximate amount of $52.4 million once that approval becomes final in accordance with the Agreement, and the Commutation will become effective upon FGIC’s receipt of such payment. The amount of this payment was determined primarily based on existing loss reserves and unearned premium reserves, and therefore is not expected to have a material impact on our consolidated financial statements or Radian Asset Assurance’s statutory capital position.
In addition, as of September 30, 2012, we had $89.9 million of second-to-pay exposure to FGIC (or 4.0% of our aggregate second-to-pay exposure), pursuant to which we are obligated to pay claims to the extent that both the underlying obligation defaults and FGIC (or its rehabilitator) fails to pay all or a portion of such claims.
Overview of Business Results
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and credit performance of our underlying insured assets. Despite recent signs of improvement in the United States (“U.S.”) housing market, the overall market and related credit markets remain weak compared to historical standards, with limited mortgage originations, modest improvement in home prices in certain markets after a prolonged period of significant home price depreciation, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009. These factors, together with current macroeconomic trends such as limited economic growth, the lack of meaningful liquidity in some sectors of the capital markets, and continued high unemployment, have had, and we believe will continue to have, a significant negative impact on the operating environment and results of operations for each of our businesses. Because of these factors, there is uncertainty regarding our ultimate loss performance.
Mortgage Insurance

•
Defaults.  Our first-lien primary default rate at September 30, 2012, was 12.6%, compared to 15.2% at December 31, 2011. Our primary default inventory comprised 94,831 loans at September 30, 2012, compared to 98,450 loans and 110,861 loans at June 30, 2012 and December 31, 2011, respectively. The reduction in our default inventory is the result of the total number of defaulted loans: (1) that have cured (“cures”); (2) for which claim payments have been made; and (3) that have resulted in insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, our overall primary default rates continue to remain elevated compared to historical levels due to continued high unemployment and weakness in the U.S. housing and mortgage credit markets. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures, particularly with respect to loans that have been in default for more than twelve months. We are experiencing improved operating results in our mortgage insurance business in 2012 compared to 2011, and although we expect an operating loss for our mortgage insurance business in 2012, based on our current projections, which are subject to significant risks and uncertainties, we expect to achieve marginal operating profitability in our mortgage insurance business in 2013. We are projecting a 20%-25% total decrease in new primary defaults in 2012 compared to 2011, which compares to an 18% decrease in new primary defaults in 2011 compared to 2010. During the third quarter and first nine months of 2012, new primary defaults decreased 23% and 21%, respectively, compared to the same periods of 2011.

Notwithstanding these decreases, defaults have remained at elevated levels across all of our mortgage insurance product lines, including our insured portfolio of prime, first-lien mortgages. Overall, the underlying trend of high defaults continues to be driven primarily by the poor performance of our 2005 through 2008 books of business. In addition, a slowdown in mortgage foreclosures driven by servicing delays and the effect of prolonged modification programs for delinquent loans, has contributed to the sustained high level of our default inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case.

•
Provision for Losses.  Our mortgage insurance provision for losses for the third quarter and first nine months of 2012 was $171.8 million and $614.6 million, respectively, and consisted primarily of reserves established on new defaults. Primary new defaults, which have been the main driver for incurred losses in 2012, were down by 23% for the third quarter of 2012, compared to the third quarter of 2011. The default rate in our mortgage insurance business is subject to seasonality. Historically, our mortgage insurance business experiences a fourth quarter seasonal increase in defaults and a first quarter seasonal decline in defaults. Consistent with this, we are expecting the negative impact of seasonality on both new defaults and cures to result in significantly higher incurred losses for the fourth quarter of 2012.

Our mortgage insurance reserve for losses continues to be favorably affected by our loss management efforts. Our loss reserve estimate incorporates our recent experience with respect to the elevated number of claims that we are denying due to the policyholder’s failure to submit sufficient documentation to perfect a claim submission and to the number of insurance certificates that we are rescinding due to fraud, underwriter negligence and other factors, as well as our expectations of the number of previously rescinded or denied policies that we expect to reinstate. Our current level of rescissions and denials remains elevated compared to historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our extensive efforts to examine substantially all claims for potential rescissions or denials. We expect the level of rescissions and denials to continue to remain elevated compared to historical levels as long as our 2005 through 2008 insurance policies comprise a significant percentage of our default inventory.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. In 2012, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect this trend to continue for the immediate future in light of well publicized issues in the servicing industry and our existing portfolio of aged defaults.

•
Claims Paid.  Total mortgage insurance claims paid in the third quarter and first nine months of 2012 were $272.4 million and $754.0 million, respectively. Foreclosure backlogs, servicer delays and loan modification programs have reduced the number of defaults going to claim. In addition, our extensive review of substantially all claims has slowed our internal claims payment process and has resulted in a significant increase in the number of claim denials in recent periods as a result of servicers failing to produce the documents necessary to perfect a claim submission. While this increasing trend has the effect of reducing claims paid in current periods, we expect a significant portion of denials to be resubmitted and ultimately paid, and our incurred loss and claims paid estimates reflect this expectation. We currently expect total claims paid in 2012 to total approximately $1.0 billion.

•
New Insurance Written.  We wrote $10.6 billion and $25.4 billion of new mortgage insurance in the third quarter and first nine months of 2012, respectively, compared to $4.1 billion and $9.0 billion of insurance written in the corresponding periods of 2011, respectively. The significant increase in NIW in the three and nine months ended September 30, 2012, compared to the corresponding periods of 2011, is attributable to an increase in the penetration rate of private mortgage insurance in the overall insured mortgage market and an increase in mortgage origination volume, as well as an increase in our share of the insured private mortgage market. While the private mortgage insurance industry has made progress in recapturing business from the Federal Housing Administration (“FHA”), the FHA’s market share remains at historically high levels. We have been more aggressively marketing our product offerings that favorably compete with the FHA in order to regain market share from the FHA. In the second quarter of 2011, we implemented a series of changes to our underwriting guidelines, including a more efficient underwriting process for loans conforming to the GSEs’ guidelines. In addition, we lowered our monthly premium rates on borrower paid mortgage insurance during the second quarter of 2011, to rates that were in line with much of the mortgage insurance industry. We believe these changes have had a positive impact on our 2012 NIW, without having a significant negative impact on our projected returns on this business.

Premiums on our mortgage insurance products can be paid either monthly, up-front as a single premium, or as a combination of an up-front premium plus monthly renewal. For monthly paid premiums, we receive premiums and provide insurance coverage on a month-to-month basis as compared with our single premium business where we receive one payment at the time of origination and provide insurance coverage for the life of the loan. Our projected rate of return on our single premium business is lower than that on our monthly premium business. The realized rate of return of our single premium business will be affected by the ultimate life of the loan. We underwrite our single premium business using current market expectations regarding loan prepayments. If loans prepay earlier than expected, then our profit will be higher than anticipated. If loans are repaid later than expected, our profit will be lower than anticipated. As a result, the ultimate profitability of our single premium business is dependent in part on mortgage prepayment speeds. We believe that because prepayment speeds are difficult to project, a mixture of single premium and monthly premium business is desirable to protect against actual prepayment speeds that are significantly different from expectations. Approximately 34% of our NIW for the first nine months of 2012 was written with single premiums compared to 44% for all of  2011.
In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”) that allows a borrower who is not delinquent to refinance his or her mortgage to a more stable or affordable loan if such borrower has been unable to take advantage of lower interest rates because his or her home has decreased in value. To be eligible, a borrower must meet certain conditions, including that the borrower must be current on the mortgage at the time of the refinance, with no late payment in the past six months and no more than one late payment in the past 12 months. In November 2011, the U.S. Department of the Treasury and Federal Housing Finance Agency (“FHFA”) made enhancements to the HARP program (“HARP 2”) to increase the number of borrowers who can qualify for refinancing. Under HARP 2, among other changes, the FHFA: (i) removed the 125 percent LTV ceiling for fixed-rate mortgages backed by the GSEs, which had prevented some borrowers whose home values had declined from participating; (ii) eliminated certain risk-based fees for borrowers who refinance into shorter-term mortgages; (iii) waived certain representations and warranties; and (iv) extended the program through 2013. As of September 30, 2012, approximately 8% of our total primary mortgage insurance risk in force had successfully completed a HARP refinance. Insurance on HARP refinanced loans is not included in our NIW.
Starting in 2008, we implemented a series of changes to our underwriting guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, the credit profile of our mortgage insurance portfolio has improved. Since 2009, almost all of our new business production has been prime business. In addition, Fair Isaac and Company (“FICO”) scores for the borrowers of these insured mortgages have generally increased, while the loan-to-value (“LTV”) on these mortgages has decreased, meaning that borrowers generally are making larger downpayments in connection with the more recent mortgages that we are insuring. Our primary RIF related to loans originated since 2009 represented 40.3% of our primary RIF as of September 30, 2012.

•
Statutory Capital. Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the risk-based capital or “RBC States”) currently impose a statutory risk-based capital requirement (the “Statutory RBC Requirement”), the most common of which requires that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States (the “MPP States”), Radian Guaranty is required to maintain a minimum policyholder position (the “MPP Requirement”). Radian Guaranty’s risk-to-capital ratio improved to 20.1 to 1 as of September 30, 2012, compared to 21.5 to 1 at December 31, 2011, primarily as a result of: (1) an increase in Radian Guaranty’s statutory surplus resulting from the release of contingency reserves at Radian Asset Assurance due to the Assured Transaction; (2) gains from the sale of securities in our investment portfolio; and (3) the impact on Radian Guaranty’s net risk in force due to the Initial Quota Share Reinsurance Transaction and intercompany reinsurance.

Based on our current projections, we expect Radian Guaranty’s risk-to-capital ratio to increase over time. Absent any further risk-to-capital support, we expect Radian Guaranty to exceed the 25 to 1 risk-to-capital ratio requirement during 2013, and to exceed the MPP Requirement in two states as early as the end of 2012. Each of these MPP States has issued to Radian Guaranty a waiver of its MPP Requirement. These waivers will allow Radian Guaranty to continue writing new business in these states in the event the MPP Requirement is not met. See “Part II, Item 1A—Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty” of this Quarterly Report.
In the event that Radian Guaranty exceeds the RBC Requirements imposed by the RBC States, we expect to have the ability to continue writing new mortgage insurance business in those states through a combination of state-specific waivers or similar relief, and by writing business in our subsidiary, Radian Mortgage Assurance Inc. (“RMAI”), which has been approved by Fannie Mae and Freddie Mac as an eligible mortgage insurer subject to certain requirements.

Financial Guaranty

•
Net Par Outstanding.  Our financial guaranty segment’s net par outstanding was $39.0 billion as of September 30, 2012, compared to $69.2 billion at December 31, 2011. This reduction in net par outstanding was primarily due to the Assured Transaction, the 2012 CDO Terminations and the Commutation Transactions, as well as the amortization or scheduled maturity of our insured portfolio and prepayments of public finance transactions. We expect our net par outstanding will continue to decrease over time as our financial guaranty insured portfolio matures, and as we proactively seek to reduce our financial guaranty net par outstanding.

•
Credit Performance.  There have been significant decreases in financial guaranty’s net par outstanding across all ratings categories in 2012, although the percentage of net par outstanding in our highest ratings category and lower ratings categories increased during 2012. From December 31, 2011 to September 30, 2012, the net par outstanding of obligations in our insured portfolio rated AAA decreased from $31.1 billion to $19.5 billion, the net par outstanding rated BBB decreased from $15.2 billion to $11.1 billion, and the net par outstanding rated BIG decreased from $4.1 billion to $2.9 billion. The decreases in net par outstanding of our financial guaranty segment’s insured portfolio were primarily due to the Assured Transaction, the Commutation Transactions and the 2012 CDO Terminations. At September 30, 2012, the percentage of our net par outstanding of obligations rated AAA, BBB and BIG was 49.9%, 28.5% and 7.3%, respectively.

•
Public Finance. As of September 30, 2012, approximately $1.6 billion of our financial guaranty segment’s public finance net par outstanding of $15.9 billion consisted of credits rated BIG, compared to $1.5 billion as of December 31, 2011. The AA or A rated public finance credits declined to $3.3 billion at September 30, 2012 from $15.6 billion at December 31, 2011. The decline in net par outstanding and the ratings mix shift in our public finance portfolio was primarily caused by the Assured Transaction, which reduced the public finance portfolio by $15.0 billion and removed 45% of public finance net par outstanding from our insured portfolio. The percentage of our total net par outstanding from public finance obligations decreased to 40.7% of our total net par outstanding at September 30, 2012, from 47.6% at December 31, 2011.

Our public finance insured portfolio continues to experience some stress from the general economic downturn and slow economic recovery. As of September 30, 2012, we had an aggregate of $3.4 billion net par exposure to healthcare and long-term care credits and our net claim liability for our healthcare and long-term care exposure was $14.5 million. More hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities generally have been experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our net claim liability and loss reserves related to our healthcare and long-term care credits.
As of September 30, 2012, we had an aggregate of $6.5 billion net par exposure to general obligations and other tax supported credits. Our net claim liability for these credits was $10.4 million as of September 30, 2012. The impact on municipal governments from the most recent economic downturn is becoming more evident. For example, there have been several municipal defaults and bankruptcy filings in 2012, including several municipal bankruptcy filings by municipalities in California. We do not have general obligation exposure to any of the California municipalities that have thus far filed for bankruptcy. As of September 30, 2012, we had $183.1 million of par exposure to California municipal general obligations, all of which are currently rated investment-grade.
We expect the negative trend in the public finance sector to continue through at least the end of 2013 and most likely into 2014, due to the slow economic recovery, federal funding reductions (including the end of federal stimulus revenues and potential sequestration), expected Medicare cuts, and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate, as discussed below), which collectively are expected to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. We may continue to experience further credit deterioration and municipal defaults in our government-related insured credits, which could require increases in our net claim liability with respect to these credits.
We have seen some credit deterioration in our insured portfolio of other-tax-supported bond transactions, in particular those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined special districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts. Our net par exposure to this portfolio was approximately $2.3 billion as of September 30, 2012, a reduction from $4.1 billion as of December 31, 2011, primarily due to the Assured Transaction.

Our international sovereign and sub-sovereign (collectively, “Sovereign”) net par exposure declined 66% from $495.4 million at December 31, 2011, to $170.3 million at September 30, 2012, primarily due to the Assured Transaction and the settlement of our exposure to insured sovereign indebtedness of Greece (consisting of a payment of $23.5 million to settle our remaining exposure) that occurred during the third quarter of 2012, partially offset by a reclassification of certain international indebtedness as Sovereign. Our net claim liability to Sovereign exposures as of September 30, 2012, was $8.8 million, all of which is related to Spain. Substantially all of our Sovereign exposure related to Spain is to an infrastructure project for which current payments are being made due to the backing of the province of Valencia, which has requested financial assistance from the Spanish government under a recently created program to assist regions in financial distress. As of September 30, 2012, $100.7 million of our Sovereign net par exposure is rated at least investment grade, while $69.6 million is rated BIG. All of our BIG exposure relates to Portugal, Spain and Hungary (collectively with Ireland, Greece and Italy, the “Stressed European Countries”) whose Sovereign obligations have been under particular stress due to economic uncertainty, potential debt restructuring and ratings downgrades. Our Sovereign net par exposure to the Stressed European Countries was $89.5 million as of September 30, 2012, of which $46.2 million is related to Spain, $22.5 million is related to Hungary, $19.9 million is related to Italy, and $0.9 million is related to Portugal, with no such exposure to Ireland. As discussed above, our Sovereign exposure to Greece was settled in full in the third quarter of 2012 and, as a result, our net par Sovereign exposure to Greece has been reduced to zero. Due to volatile economic conditions and uncertainty, particularly in the Stressed European Countries, we believe that there is significant risk of negative ratings and net claim liability developments in our Sovereign insured credits in the Stressed European Countries over the next few quarters. In addition to our Sovereign net par exposure, Sovereign obligations represent approximately 0.6% of the collateral in our insured portfolio of corporate CDOs, including 0.1% or less to each of Spain and Hungary, the only Stressed European Countries included within the collateral in our insured portfolio of corporate CDOs.

•
Structured Finance. As of September 30, 2012, $17.9 billion or 77.4% of our structured finance portfolio was rated AAA, compared to $28.8 billion or 79.5% as of December 31, 2011. The Commutation Transactions removed $1.1 billion of BIG structured finance credits from our insured portfolio, contributing to a reduction in the net par outstanding rated BIG from $2.6 billion or 7.1% as of December 31, 2011, to $1.2 billion or 5.3% as of September 30, 2012. The 2012 CDO Terminations also reduced the net par outstanding of the corporate CDOs scheduled to mature in 2012, 2013 and 2014 by 63%, 42% and 31%, respectively.

We continue to see stabilization and improved performance across many of the transactions in our directly insured TruPs CDO portfolio. The banking sector continues to face increasing pressure from regulatory compliance costs, sluggish loan growth and bottom line pressures from a flattening yield curve. Smaller community banks, which comprise a significant portion of the issuers in our directly insured TruPs CDO portfolio, face these pressures most acutely due to additional pressure from their lack of economies of scale, limited revenue resources and undiversified businesses. Notwithstanding these pressures, the collateral fundamentals of the bank issuers within these insured transactions continue to show improved performance. The insurance company issuers in our TruPs CDO portfolio generally remain stable. As of September 30, 2012, our weighted average rating for our directly insured TruPs bonds improved from BB at December 31, 2011, to BBB- as of September 30, 2012, primarily due to the Commutation Transactions. See “Results of Operations—Financial Guaranty—Financial Guaranty Exposure Information” below for additional information regarding the credit performance of our insured TruPs CDO portfolio.

Our insured CDO of commercial mortgage-backed securities (“CMBS”) transactions experienced mixed performance during the first nine months of 2012. The average total delinquencies in the collateral supporting our CDOs of CMBS increased with respect to three of our four CDO of CMBS transactions, and declined with respect to the other CDO of CMBS transaction during the first nine months of 2012. Moreover, loss severities have been fairly stable across the CMBS backing these CDOs during the first nine months of 2012. We have experienced interest shortfalls across some of the CMBS tranches that back our CDOs as a result of reductions in the appraised value of properties that allowed servicers to stop making advances for interest, as well as due to expenses related to the liquidation of certain properties. Although we project future interest shortfalls, in all cases, we expect that they will eventually be repaid to us. Our maximum total exposure to interest shortfalls on all of our CDO of CMBS transactions is limited to the $5.8 million of contractual premium payable to us over the remaining life of the contracts. Due to deterioration in the performance of one of our CMBS transactions, we downgraded it from BBB to BBB- during the first quarter of 2012. Ratings for our other three CMBS transactions remained unchanged as of September 30, 2012. We do not currently expect to pay net claims on our CDO of CMBS transactions.

Results of Operations
Our results for our financial guaranty business for the first nine months of 2012 were negatively impacted by the change in fair value of derivative and other financial instruments, including the impact of the Commutation Transactions. Radian Group Inc.’s (“Radian Group”) CDS spread tightened during this time period, which resulted in a corresponding increase in the fair value liability of our insured obligations. See “Item 3.—Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments.
Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads are not necessarily indicative of our ultimate net credit loss payments with respect to these obligations. Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) of claims that we expect to pay or recoveries that we expect to receive on our insured credit derivatives and net variable interest entity (“VIE”) liabilities. As illustrated in the table below, expected recoveries for our insured credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of September 30, 2012. This is primarily the result of the Commutation Transactions, including our expected salvage recovery on the Terminated TruPs CDOs. The estimated fair value of our insured credit derivatives and VIEs is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads, credit ratings and other market, asset-class and transaction-specific conditions, as well as factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance, as well as the expected impact of our loss mitigation activities, including commutations. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. In addition, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of additional gains or losses.

The following table summarizes the fair value amounts related to these instruments reflected on our condensed consolidated balance sheet at September 30, 2012, and the present value of our estimated credit loss payments (recoveries) on these instruments. Because the present value of our estimated credit loss payments currently is less than the net fair value liability, we expect the fair value liability ultimately to reverse before or at the maturity of these transactions.

(In millions)	NIMS	Financial Guaranty Derivatives and VIEs	Total
Balance Sheet
Other invested assets	$—	$75.6	$75.6
Derivative assets	1.8	13.0	14.8
Other assets	—	100.6	100.6
Total assets	1.8	189.2	191.0
Derivative liabilities	—	267.3	267.3
VIE debt-at fair value	9.5	100.2	109.7
Accounts payable and accrued expenses	—	0.4	0.4
Total liabilities	9.5	367.9	377.4
Total fair value net liabilities	$7.7	$178.7	$186.4
Present value of estimated credit loss payments (recoveries) (1)	$15.3	$(73.5)	$(58.2)
__________________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. In April 2012, as part of the Commutation Transactions, we made a payment with respect to the Terminated TruPs CDOs for which we currently expect a significant recovery. There are no significant credit loss payments expected on the remaining fair value derivatives or VIEs, and when combined with the recovery expected on the Terminated TruPs CDOs, this results in an aggregate net recovery as of September 30, 2012. The present value is calculated using a discount rate of 2.4%, which approximates the average investment yield as reported in our most recently filed statutory financial statements.

Results of Operations—Consolidated
Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net (loss) income	$14.3	$183.6	(92.2)%	$(274.2)	$423.7	n/m
Net premiums written—insurance	209.3	178.3	17.4	468.9	513.8	(8.7)%
Net premiums earned—insurance	191.0	179.7	6.3	545.1	571.6	(4.6)
Net investment income	25.6	38.8	(34.0)	91.2	124.8	(26.9)
Net gains on investments	84.6	81.6	3.7	178.5	163.3	9.3
Change in fair value of derivative instruments	(41.0)	126.0	n/m	(146.9)	558.6	n/m
Net (losses) gains on other financial instruments	(0.7)	80.6	n/m	(80.4)	160.9	n/m
Gain on sale of affiliate	—	—	—	7.7	—	n/m
Other income	1.3	1.4	(7.1)	4.2	4.0	5.0
Provision for losses	176.4	249.6	(29.3)	653.4	940.5	(30.5)
Change in reserve for premium deficiency	1.0	(1.9)	n/m	1.5	(6.4)	n/m
Policy acquisition costs	12.9	11.4	13.2	51.8	40.0	29.5
Other operating expenses	50.4	45.2	11.5	140.8	137.4	2.5
Interest expense	12.5	14.1	(11.3)	39.2	47.2	(16.9)
Equity in net income of affiliates	—	—	—	—	0.1	(100.0)
Income tax (benefit) provision	(6.7)	6.0	n/m	(13.2)	1.0	n/m
__________________________
n/m – not meaningful
Net (Loss) Income.  Our results for the three and nine months ended September 30, 2012, reflect realized and unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments, compared to significant gains for such items for the same periods in 2011. See “Change in Fair Value of Derivative Instruments” and “Net (Losses) Gains on Other Financial Instruments” below for further information. The provision for losses for both the three and nine months ended September 30, 2012, declined significantly from the comparable periods in 2011 primarily due to a reduction in the provision for losses in our mortgage insurance segment.
Net Premiums Written and Earned.   Net premiums written and earned increased for the three months ended September 30, 2012, compared to the same period of 2011. Net premiums written and earned decreased for the nine months ended September 30, 2012, compared to the same period of 2011. See “Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011—Net Premiums Written and Earned” and “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011—Net Premiums Written and Earned” below for further information.
Net Investment Income.  The decrease in net investment income during the three and nine months ended September 30, 2012, as compared to the same periods of 2011, was primarily due to a decline in our total investment balance as a result of negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our allocation to short-term and short duration investments remains high in anticipation of near-term claim payments in our mortgage insurance segment, and this allocation, combined with certain sales and subsequent reinvestment of longer duration securities in a low interest rate environment, has resulted in a lower yield profile for the portfolio.

Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(68.7)	$31.1	$(53.7)	$107.8
Net realized gains on sales	153.3	50.5	232.2	55.5
Net gains on investments	$84.6	$81.6	$178.5	$163.3
During 2012, as market prices of our investments strengthened, we made the decision to sell a significant amount of securities in our portfolio. The realized gains from these sales, some of which had previously been unrealized, were also additive to the respective statutory capital positions of our subsidiaries that held the investments. During the nine months ended September 30, 2011, we sold all of our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement among certain domestic tobacco manufacturers and 46 states and certain territories (the “Tobacco Bonds”), realizing a loss on the sale of $53.7 million. These losses were offset by gains on sales of other securities in our trading portfolio.
Change in Fair Value of Derivative Instruments.  The components of the (losses) gains included in change in fair value of derivative instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net premiums earned—derivatives	$7.1	$10.3	$23.0	$31.7
Financial Guaranty credit derivatives	(51.8)	120.1	(171.2)	536.6
Financial Guaranty VIE derivatives	3.7	(4.5)	1.3	(9.4)
NIMS related and other	—	0.1	—	(0.3)
Change in fair value of derivative instruments	$(41.0)	$126.0	$(146.9)	$558.6
The three and nine months ended September 30, 2012, were impacted by the tightening of Radian Group’s five-year CDS spread which resulted in unrealized losses, compared to widening of the spread during the three and nine months ended September 30, 2011, which resulted in large unrealized gains. In addition, the losses experienced during the nine months ended September 30, 2012, include losses from the Commutation Transactions that occurred during the second quarter of 2012. As a result of our payment related to the Terminated TruPs CDOs, we recorded a loss representing the difference between the amount paid and the fair value liability we had recorded previously.
The following table quantifies the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets. Radian Group’s five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific liabilities is typically based on the remaining term of the instrument. Although the CDS spreads reflect the market’s view of our non-performance risk, this magnitude of tightening should not be interpreted as a proportional decrease in our non-performance risk. The non-performance risk is commonly measured by default probability, which lowers as the spread tightens. Radian Group’s five-year CDS spread at September 30, 2012, implies a market view that there is a 54.3% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011.

(In basis points)	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010
Radian Group’s five-year CDS spread	1,089	2,732	2,238	465

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk September 30, 2012	Impact of Radian Non-Performance Risk September 30, 2012	Fair Value (Asset) Liability Recorded September 30, 2012
Product
Corporate CDOs	$136.4	$137.5	$(1.1)
Non-Corporate CDO-related	803.3	633.0	170.3
NIMS-related	13.0	5.3	7.7
Total	$952.7	$775.8	$176.9

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related	1,520.2	1,405.3	114.9
NIMS-related	17.4	9.6	7.8
Total	$2,000.7	$1,872.9	$127.8
Net (Losses) Gains on Other Financial Instruments.  The components of the net (losses) gains on other financial instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net (losses) gains related to NIMS VIE debt	$(2.0)	$2.6	$(4.5)	$4.4
(Losses) gains related to change in fair value of Financial Guaranty VIE debt	(4.9)	89.0	(106.7)	116.0
Gains (losses) related to other Financial Guaranty VIE assets	6.1	(10.3)	15.4	8.0
Gain on the purchase of long-term debt	0.3	—	16.2	—
Foreign currency gain related to the liquidation of a foreign subsidiary	—	—	—	39.6
Other	(0.2)	(0.7)	(0.8)	(7.1)
Net (losses) gains on other financial instruments	$(0.7)	$80.6	$(80.4)	$160.9
The results for the three and nine months ended September 30, 2012 and 2011, were impacted by gains and losses on financial guaranty VIE debt that resulted from the movement of Radian Group’s five-year CDS spread. The results for the nine months ended September 30, 2012, were also impacted by the loss on the termination of our CDO of ABS. Additionally, in the first nine months of 2012, we purchased $170.6 million aggregate principal amount of our 5.625% Senior Notes Due 2013 (the “2013 Notes”), which resulted in a gain. The results for the nine months ended September 30, 2011, were also impacted by the liquidation of one of our foreign subsidiaries. See “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011—Net (Losses) Gains on Other Financial Instruments” below for further information.
Gain on Sale of Affiliate. The results for the nine months ended September 30, 2012, reflect the gain on the sale of the FG Insurance Shell, which was completed in the second quarter of 2012 as part of the Assured Transaction.

Provision for Losses.  The provision for losses for the three and nine months ended September 30, 2012, decreased from the comparable periods of 2011, due to the significant decrease in our mortgage insurance provision for losses as a result of a decline in new default notices, higher insurance rescissions and claim denials, and less negative development with regard to the composition of our default inventory. The provision for losses for 2012 and 2011 reflected an increase in our incurred but not reported (“IBNR”) reserve estimate related to an increase in our estimate of future reinstatements of previously rescinded policies and denied claims, which partially offset the impact of an increase in the level of claim denials. The increase in the provision for losses in our financial guaranty segment during the first nine months of 2012, was primarily due to increased loss developments in our public finance reinsurance business associated with our exposure to insured sovereign indebtedness of Greece. See “Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011—Provision for Losses” and “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011—Provision for Losses” below for further information.
Policy Acquisition Costs.  Policy acquisition costs for the nine months ended September 30, 2012, reflect the write-off of deferred acquisition costs in our financial guaranty segment as a result of the Assured Transaction. See “Results of Operations—Financial Guaranty” below for further information.
Other Operating Expenses.  Other operating expenses increased for both the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase for the three months ended September 30, 2012, compared to the same period of 2011, reflects an increase in stock-based compensation that is correlated to our stock price. The amounts reported for the three and nine months ended September 30, 2011, reflect the write-off of certain costs related to technology projects. Both the three and nine months ended September 30, 2012, reflect ceding commissions related to the Initial Quota Share Reinsurance Transaction (a significant portion of which are deferred as acquisition costs), and an increase in other operating expenses as a result of a reduction in the amount of acquisition costs that were deferred in accordance with the update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts.
Interest Expense.  These amounts reflect interest on our long-term debt. The decrease in the nine months ended September 30, 2012, compared to the comparable period of 2011, is due to the maturity in June 2011, of our 7.75% Debentures. Also, in the first nine months of 2012, we purchased $170.6 million aggregate principal amount of our 2013 Notes, which has reduced our interest expense in 2012.
Income Tax (Benefit) Provision.  The income tax benefit for the three and nine months ended September 30, 2012, was impacted by the valuation allowance against our deferred taxes, including the valuation allowance related to other comprehensive income (“OCI”) that was recorded through operations in accordance with the intraperiod allocation rules, and the benefit realized from tax return to prior year provision true-up adjustments. The income tax provision for the three and nine months ended September 30, 2011, was impacted by the liquidation of a foreign subsidiary and the valuation allowance against our deferred taxes.

Results of Operations—Mortgage Insurance
Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011
The following table summarizes our mortgage insurance segment’s results of operations for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net (loss) income	$31.4	$(42.2)	n/m	$(36.8)	$(375.8)	(90.2)%
Net premiums written—insurance	209.9	178.2	17.8%	589.3	523.3	12.6
Net premiums earned—insurance	178.7	163.4	9.4	522.9	513.9	1.8
Net investment income	14.8	21.6	(31.5)	50.4	73.3	(31.2)
Net gains on investments	43.3	53.2	(18.6)	102.2	98.4	3.9
Change in fair value of derivative instruments	—	0.2	(100.0)	—	0.1	(100.0)
Net (losses) gains on other financial instruments	(2.0)	2.5	n/m	(2.6)	4.3	n/m
Other income	1.3	1.4	(7.1)	3.9	3.9	—
Provision for losses	171.8	276.6	(37.9)	614.6	960.6	(36.0)
Change in reserve for premium deficiency	1.0	(1.9)	n/m	1.5	(6.4)	n/m
Policy acquisition costs	10.1	7.8	29.5	26.7	26.7	—
Other operating expenses	40.3	36.1	11.6	107.8	104.1	3.6
Interest expense	1.9	2.0	(5.0)	5.4	12.0	(55.0)
Income tax benefit	(20.3)	(36.0)	(43.6)	(42.3)	(27.2)	55.5
 __________________________
n/m – not meaningful
Net (Loss) Income.  The improvement in the results for the three and nine months ended September 30, 2012, compared to the same periods of 2011, primarily reflects a significant decrease in the provision for losses. See “Provision for Losses” below for further information.
Net Premiums Written and Earned.  Net premiums written increased for the three and nine months ended September 30, 2012, compared to the same periods of 2011, primarily resulting from a significant increase in NIW in 2012 compared to 2011. This resulted in an increase in direct premiums written due to the increase in single premium policies originated in 2012, which were partially offset by an increase in ceded premiums written as a result of the Initial Quota Share Reinsurance Transaction and a decrease in Smart Home and captive premiums as these transactions were terminated or run off. Net premiums earned increased for the three and nine months ended September 30, 2012, compared to the same periods of 2011, primarily due to increases in direct premiums earned as a result of an increase in new insurance written and a decrease in premiums refunded in connection with rescissions. The increases in 2012 were partially offset by an increase in ceded premiums earned related to the Initial Quota Share Reinsurance Transaction.

The following table provides additional information related to premiums written and earned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Premiums written
Primary and Pool Insurance	$209,445	$177,642	$587,762	$521,455
Second-lien	452	565	1,445	1,777
International	(7)	8	54	23
Total premiums written—insurance	$209,890	$178,215	$589,261	$523,255
Premiums earned
Primary and Pool Insurance	$177,929	$161,779	$520,308	$507,636
Second-lien	452	565	1,445	1,777
International	304	1,092	1,146	4,482
Total premiums earned—insurance	$178,685	$163,436	$522,899	$513,895
Net Investment Income.  Our mortgage insurance net investment income decreased for the three and nine months ended September 30, 2012, compared to the same periods of 2011, primarily due to a decline in our total investment balance as a result of negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our allocation to short-term and short duration investments remains high in anticipation of near-term claim payments in our mortgage insurance segment, and this allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in a low interest rate environment, has resulted in a lower yield profile for the portfolio. All periods include an allocation to the mortgage insurance segment of net investment income from Radian Group based on relative equity under accounting principles generally accepted in the United States of America (“GAAP”), which was lower in 2012 compared to 2011.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(42.4)	$25.0	$(30.4)	$56.8
Net realized gains on sales	85.7	28.2	132.6	41.6
Net gains on investments	$43.3	$53.2	$102.2	$98.4
During 2012, as market prices of our investments strengthened, we made the decision to sell a significant amount of securities in our portfolio. The realized gains from these sales, some of which had previously been unrealized, were also additive to the respective statutory capital positions of our subsidiaries that held the investments. During the nine months ended September 30, 2011, we sold our investment in a portfolio of Tobacco Bonds as discussed above, and recognized a $21.7 million realized loss in our mortgage insurance segment, which was offset by gains on sales of other securities in our trading portfolio during the same period of 2011.

Provision for Losses.  Our mortgage insurance provision for losses decreased for the three and nine months ended September 30, 2012, compared to the same periods of 2011. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
New defaults	$161.6	$214.9	$494.8	$599.3
Existing defaults (1)	12.6	73.3	54.9	368.3
Second-liens, Loss adjustment expense (“LAE”) and Other (2)	(2.4)	(11.6)	64.9	(7.0)
Provision for losses	$171.8	$276.6	$614.6	$960.6
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

(2)
Includes the effect of reinsurance recoveries from captive and Smart Home transactions (including a $44 million write-down of Smart Home recoverables for the first nine months of 2012), second-lien activity, LAE and other miscellaneous loss-related activity.

Our mortgage insurance provision for losses for the three and nine months ended September 30, 2012, decreased by $104.8 million and $346.0 million, respectively, as compared to the corresponding periods of 2011. This decrease was driven primarily by a decline in new default notices, an increase in insurance rescissions and claim denials, and less adverse reserve developments related to aging of existing defaults, as compared to the corresponding periods of 2011. Primary new defaults, which are the main driver for incurred losses, were down by 23% for the third quarter of 2012, compared to the third quarter of 2011. The default rate in our mortgage insurance business is subject to seasonality. Historically, our mortgage insurance business experiences a fourth quarter seasonal increase in defaults and a first quarter seasonal decline in defaults. Consistent with this, we are expecting the negative impact of seasonality on both new defaults and cures to result in significantly higher incurred losses for the fourth quarter of 2012. In addition, the negative impact from unanticipated reinstatements of policies and claims previously rescinded or denied in prior periods declined in 2012 as compared to 2011. Partially offsetting these positive developments were negative trends for other losses as compared to the corresponding periods of 2011, related primarily to a decrease in our estimated reinsurance recoverable from our remaining Smart Home transactions, the majority of which was recorded in the first half of 2012. This decrease was as a result of recent trends of lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur by the scheduled termination dates of our Smart Home transactions. During 2012, we terminated one of the remaining Smart Home transactions (which otherwise would have matured in November 2012). The final remaining Smart Home transaction is scheduled to mature in June 2013.
With continuing declines in home values in certain markets, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates (weighted average rate at which defaulted loans are expected to move to claim) on our more aged delinquent loans, this has resulted in a higher reserve per default. Our aggregate weighted average estimated default to claim rate (net of estimated insurance rescissions and claim denials) was approximately 46% at September 30, 2012, compared to 43% and 42% at December 31, 2011 and September 30, 2011, respectively.
Our reported rescission and denial activity in any given period is subject to future challenges by our lender customers. Recent trends in insurance rescission and claim denial activity reflect a significant relative shift toward more claim denials, which result primarily from the failure of our lender customers to provide the documentation required to perfect a claim submission. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed for a significant portion of previously denied claims. We expect that a portion of previously rescinded policies will be reinstated and a large portion of previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have considered this expectation in developing our IBNR reserve estimate. This IBNR estimate, which consists primarily of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $261.6 million and $170.6 million at September 30, 2012 and December 31, 2011, respectively.

The following table illustrates the impact of estimated insurance rescissions and claim denials on our loss reserve estimates as of the dates indicated:

(In millions)	September 30, 2012	December 31, 2011	September 30, 2011
Decrease to our loss reserve due to estimated future rescissions and denials	$477	$631	$646
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Rescissions—first loss position	$75.8	$93.2	$164.1	$313.6
Denials—first loss position	105.8	35.4	456.6	74.2
Total first loss position (1)	181.6	128.6	620.7	387.8
Rescissions—second loss position	20.0	28.5	29.6	100.7
Denials—second loss position	26.1	8.4	80.5	22.1
Total second loss position (2)	46.1	36.9	110.1	122.8
Total first-lien claims submitted for payment that were rescinded or denied (3)	$227.7	$165.5	$730.8	$510.6
______________________

(1)	Related to claims from policies in which we were in a first loss position and would have paid the claim absent the rescission or denial.

(2)
Related to claims from policies in which we were in a second loss position. These claims may not have resulted in a claim payment obligation absent the rescission or denial, due to deductibles and other exposure limitations included in our policies.

(3)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
The following table shows the projected net cumulative denial and rescission rates on our total first-lien portfolio, net of both actual and expected reinstatements, as of September 30, 2012, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rates for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2010	18.3%	100%
Q2 2010	17.4%	100%
Q3 2010	15.7%	100%
Q4 2010	17.1%	99%
Q1 2011	20.6%	99%
Q2 2011	24.4%	97%
Q3 2011	29.5%	95%
Q4 2011	28.4%	90%
Q1 2012	25.7%	76%
__________________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of September 30, 2012. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. As discussed in footnote (2) below, these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned, respectively. For the second and third quarters of 2012, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful and therefore they are not presented.

Other Operating Expenses.  Other operating expenses increased for both the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase for the three months ended September 30, 2012, compared to the same period of 2011, reflects an increase in stock-based compensation, the provision for contract underwriting expenses due to higher estimated remedy expenses related to loans previously written via contract underwriting, and stock-based director fees. Partially offsetting these increases was a reduction in consulting fees. All periods of 2012 reflect ceding commissions related to the Initial Quota Share Reinsurance Transaction (a significant portion of which are deferred as acquisition costs), and an increase in other operating expenses as a result of a reduction in the amount of acquisition costs that were deferred in accordance with the update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. The three and nine months ended September 30, 2011, include $6.8 million in consulting costs related to certain technology projects that we wrote-off in the third quarter of 2011. Contract underwriting expenses for the three and nine months ended September 30, 2012 were $5.7 million and $12.8 million, respectively, compared to $2.8 million and $12.5 million, respectively, for the corresponding periods of 2011. During the first nine months of 2012, loans underwritten via contract underwriting accounted for 5.5% of applications, 5.4% of commitments for insurance and 5.5% of insurance certificates issued, compared to 10.0%, 9.3% and 10.3%, respectively, for the first nine months of 2011.
Interest Expense.  The results for 2012 and 2011 reflect an allocation to the mortgage segment of the interest expense of Radian Group based on relative GAAP equity.
Income Tax Benefit.  The income tax benefit for the three and nine months ended September 30, 2012, was impacted by the valuation allowance against our deferred taxes, including the valuation allowance related to OCI that was recorded through operations in accordance with the intraperiod allocation rules, the benefit realized from tax return to prior year provision true-up adjustments, and the utilization of consolidated net operating losses to offset the taxable income generated through our financial guaranty segment results. The income tax benefit for the comparable periods of 2011 was impacted by the valuation allowance against our deferred taxes.

Selected Mortgage Insurance Portfolio Information
The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. All information is reported for our gross insured portfolio, unless specified otherwise. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2012		2011		2012		2011
Primary NIW
Prime	$10,594	100.0%	$4,104	99.9%	$25,384	99.9%	$8,967	99.9%
Alternative-A (“Alt-A”)	1	—	—	—	2	—	—	—
A minus and below	3	—	3	0.1	12	0.1	6	0.1
Total Primary	$10,598	100.0%	$4,107	100.0%	$25,398	100.0%	$8,973	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2012		2011		2012		2011
Total primary NIW by FICO (1) Score
>=740	$8,067	76.1%	$3,164	77.0%	$19,313	76.0%	$7,091	79.0%
680-739	2,259	21.3	892	21.7	5,475	21.6	1,828	20.4
620-679	272	2.6	51	1.3	610	2.4	54	0.6
Total Primary	$10,598	100.0%	$4,107	100.0%	$25,398	100.0%	$8,973	100.0%
____________________

(1)	FICO credit scoring model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Percentage of primary NIW
Refinances	35%	28%	38%	34%
LTV (2)
95.01% and above	1.3%	2.2%	1.4%	1.7%
90.01% to 95.00%	42.5%	38.0%	41.5%	35.3%
Adjustable Rate Mortgages (“ARMs”)
Less than five years	<1%	<1%	<1%	<1%
Five years and longer	1.7%	6.0%	2.2%	5.9%
____________________

(2)	LTV ratios: The ratio of the original loan amount to the original value of the property.

($ in millions)	September 30, 2012		December 31, 2011		September 30, 2011
Primary insurance in force
Flow	$123,438	91.4%	$113,438	89.9%	$111,493	89.5%
Structured	11,622	8.6	12,747	10.1	13,143	10.5
Total Primary	$135,060	100.0%	$126,185	100.0%	$124,636	100.0%

Prime	$117,509	87.0%	$106,407	84.3%	$104,185	83.6%
Alt-A	10,883	8.1	12,344	9.8	12,775	10.2
A minus and below	6,668	4.9	7,434	5.9	7,676	6.2
Total Primary	$135,060	100.0%	$126,185	100.0%	$124,636	100.0%
Primary risk in force
Flow
Prime	$27,372	89.8%	$24,401	87.3%	$23,813	86.7%
Alt-A	1,928	6.3	2,200	7.9	2,275	8.3
A minus and below	1,180	3.9	1,336	4.8	1,385	5.0
Total Flow	$30,480	100.0%	$27,937	100.0%	$27,473	100.0%
Structured
Prime	$1,482	58.3%	$1,610	58.4%	$1,651	58.4%
Alt-A	571	22.5	625	22.7	641	22.7
A minus and below	487	19.2	520	18.9	533	18.9
Total Structured	$2,540	100.0%	$2,755	100.0%	$2,825	100.0%
Total
Prime	$28,854	87.4%	$26,011	84.8%	$25,464	84.1%
Alt-A	2,499	7.6	2,825	9.2	2,916	9.6
A minus and below	1,667	5.0	1,856	6.0	1,918	6.3
Total Primary	$33,020	100.0%	$30,692	100.0%	$30,298	100.0%

($ in millions)	September 30, 2012		December 31, 2011		September 30, 2011
Total primary risk in force by FICO Score
Flow
>=740	$15,141	49.7%	$12,242	43.8%	$11,566	42.1%
680-739	9,449	31.0	9,205	33.0	9,213	33.5
620-679	5,022	16.5	5,503	19.7	5,671	20.7
<=619	868	2.8	987	3.5	1,023	3.7
Total Flow	$30,480	100.0%	$27,937	100.0%	$27,473	100.0%
Structured
>=740	$674	26.5%	$732	26.6%	$752	26.6%
680-739	736	29.0	802	29.1	822	29.1
620-679	678	26.7	738	26.8	756	26.8
<=619	452	17.8	483	17.5	495	17.5
Total Structured	$2,540	100.0%	$2,755	100.0%	$2,825	100.0%
Total
>=740	$15,815	47.9%	$12,974	42.3%	$12,318	40.7%
680-739	10,185	30.8	10,007	32.6	10,035	33.1
620-679	5,700	17.3	6,241	20.3	6,427	21.2
<=619	1,320	4.0	1,470	4.8	1,518	5.0
Total Primary	$33,020	100.0%	$30,692	100.0%	$30,298	100.0%

Primary risk in force on defaulted loans	$4,417		$5,198		$5,210

Percentage of primary risk in force
Refinances	31%		32%		31%
ARMs
Less than five years	4%		5%		5%
Five years and longer	5%		7%		7%

($ in millions)	September 30, 2012		December 31, 2011		September 30, 2011
Total primary risk in force by LTV
85.00% and below	$3,092	9.3%	$2,772	9.0%	$2,731	9.0%
85.01% to 90.00%	12,679	38.4	11,861	38.6	11,717	38.7
90.01% to 95.00%	12,473	37.8	10,735	35.0	10,390	34.3
95.01% and above	4,776	14.5	5,324	17.4	5,460	18.0
Total Primary	$33,020	100.0%	$30,692	100.0%	$30,298	100.0%

($ in millions)	September 30, 2012		December 31, 2011		September 30, 2011
Pool risk in force
Prime	$1,432	76.8%	$1,601	77.4%	$1,652	76.6%
Alt-A	108	5.8	122	5.9	126	5.9
A minus and below	324	17.4	345	16.7	378	17.5
Total pool risk in force	$1,864	100.0%	$2,068	100.0%	$2,156	100.0%

(In millions)	September 30, 2012	December 31, 2011	September 30, 2011
Other risk in force
Second-lien
1st loss	$85	$102	$107
2nd loss	23	29	31
NIMS	14	19	38
1st loss-Hong Kong primary mortgage insurance	45	64	72
Total other risk in force	$167	$214	$248
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by policy origination year as of the dates indicated:

	September 30, 2012		December 31, 2011		September 30, 2011
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
2005 and prior	18.0%	31.8%	22.4%	32.1%	23.8%	32.4%
2006	8.6	18.1	10.3	18.6	10.8	18.9
2007	18.9	36.2	22.7	36.8	23.7	36.9
2008	14.3	12.6	17.0	11.6	17.7	11.1
2009	6.7	1.0	8.7	0.8	9.3	0.6
2010	5.7	0.2	7.3	0.1	7.8	0.1
2011	9.6	0.1	11.6	—	6.9	—
2012	18.2	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of reserve for losses by location of property for the top ten states (measured as of September 30, 2012) as of the dates indicated:

	September 30, 2012		December 31, 2011		September 30, 2011
	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses	Risk in Force	Reserve for Losses
Top Ten States
California	12.5%	10.6%	11.8%	11.8%	11.6%	12.2%
Florida	7.0	18.3	7.7	18.0	7.9	18.2
Texas	6.3	2.9	6.1	3.2	6.2	3.2
Illinois	5.5	6.6	5.4	6.1	5.3	5.9
Georgia	4.4	3.8	4.6	4.2	4.6	4.2
Ohio	4.0	3.2	4.2	3.0	4.3	3.0
New Jersey	4.0	5.9	3.9	5.2	3.8	5.1
New York	3.8	5.9	4.0	5.3	4.1	5.2
Pennsylvania	3.3	2.8	3.2	2.5	3.2	2.5
Arizona	3.2	3.3	3.2	3.2	3.0	4.0
Total	54.0%	63.3%	54.1%	62.5%	54.0%	63.5%
The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary NIW, accounted for 6.7% of primary NIW for the first nine months of 2012, compared to 12.3% for the largest single customer for the first nine months of 2011.

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

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	September 30, 2012	December 31, 2011	September 30, 2011
Default Statistics—Primary Insurance:
Flow
Prime
Number of insured loans	608,765	569,190	563,226
Number of loans in default	55,859	65,238	64,426
Percentage of loans in default	9.18%	11.46%	11.44%
Alt-A
Number of insured loans	39,274	44,355	45,818
Number of loans in default	12,254	14,481	14,832
Percentage of loans in default	31.20%	32.65%	32.37%
A minus and below
Number of insured loans	36,347	40,884	42,246
Number of loans in default	11,273	13,560	13,749
Percentage of loans in default	31.01%	33.17%	32.55%
Total Flow
Number of insured loans	684,386	654,429	651,290
Number of loans in default	79,386	93,279	93,007
Percentage of loans in default	11.60%	14.25%	14.28%
Structured
Prime
Number of insured loans	38,427	41,248	42,249
Number of loans in default	5,510	6,308	6,229
Percentage of loans in default	14.34%	15.29%	14.74%
Alt-A
Number of insured loans	16,893	18,484	18,990
Number of loans in default	4,809	5,563	5,745
Percentage of loans in default	28.47%	30.10%	30.25%
A minus and below
Number of insured loans	14,505	15,477	15,807
Number of loans in default	5,126	5,711	5,759
Percentage of loans in default	35.34%	36.90%	36.43%
Total Structured
Number of insured loans	69,825	75,209	77,046
Number of loans in default	15,445	17,582	17,733
Percentage of loans in default	22.12%	23.38%	23.02%
Total Primary Insurance
Prime
Number of insured loans	647,192	610,438	605,475
Number of loans in default	61,369	71,546	70,655
Percentage of loans in default	9.48%	11.72%	11.67%
Alt-A
Number of insured loans	56,167	62,839	64,808
Number of loans in default	17,063	20,044	20,577
Percentage of loans in default	30.38%	31.90%	31.75%
A minus and below
Number of insured loans	50,852	56,361	58,053
Number of loans in default	16,399	19,271	19,508
Percentage of loans in default	32.25%	34.19%	33.60%

	September 30, 2012	December 31, 2011	September 30, 2011
Default Statistics—Primary Insurance:
Total Primary
Number of insured loans	754,211	729,638	728,336
Number of loans in default	94,831	110,861	110,740
Percentage of loans in default	12.57%	15.19%	15.20%
Default Statistics—Pool insurance:
Number of loans in default	18,646	21,685	25,966
The following table shows a rollforward of our primary loans in default:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning default inventory	98,450	111,434	110,861	125,470
Plus: New defaults (1)	18,709	24,371	55,313	70,140
Less: Cures (1)	(14,493)	(17,981)	(47,376)	(59,447)
Less: Claims paid (2)	(4,940)	(5,298)	(13,952)	(20,127)
Less: Rescissions (3)	(1,082)	(1,271)	(2,543)	(4,210)
Less: Denials (4)	(1,813)	(515)	(7,472)	(1,086)
Ending default inventory	94,831	110,740	94,831	110,740
___________________

(1)
Amounts reflected are compiled on a monthly basis consistent with reports received from loan servicers. The number of new defaults and cures presented includes the following number of monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Intra-period new defaults	5,923	6,811	29,389	36,391

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.
The table below shows the details related to the number of rescinded policies for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rescinded policies:
Rescinded	(1,308)	(1,521)	(3,236)	(4,803)
Reinstated	226	250	693	593
Total net rescissions	(1,082)	(1,271)	(2,543)	(4,210)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Denied claims:
Denied	(3,133)	(1,148)	(10,430)	(3,972)
Reinstated	1,320	633	2,958	2,886
Total net denials	(1,813)	(515)	(7,472)	(1,086)
The following table shows additional information about our primary loans in default as of the date indicated:

	September 30, 2012
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	17,377	18.3%	25%	23%	24.4%	$183,050	7.6%
Four to eleven payments	20,994	22.1	48	44	12.0	453,994	18.8
Twelve payments or more	40,081	42.3	57	47	3.9	1,048,491	43.5
Pending claims	16,379	17.3	100	86	0.2	723,947	30.1
Total	94,831	100.0%	56%	49%		2,409,482	100.0%
IBNR						233,376
LAE and Other						65,595
Total primary reserves						$2,708,453

	September 30, 2011
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	21,518	19.4%	23%	21%	26.4%	$208,554	7.9%
Four to eleven payments	28,199	25.5	47	41	10.2	585,406	22.2
Twelve payments or more	46,340	41.8	57	46	2.7	1,204,826	45.7
Pending claims	14,683	13.3	100	82	0.2	638,579	24.2
Total	110,740	100.0%	53%	45%		2,637,365	100.0%
IBNR						100,811
LAE and Other						68,651
Total primary reserves						$2,806,827
___________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions and denials for each category of defaulted loans.

(2)	Net of estimate of rescissions and denials.
The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves:

	September 30, 2012	December 31, 2011	September 30, 2011
First-lien reserve per default (1)
Primary reserve per default	$28,561	$26,007	$25,346
Primary reserve per default excluding IBNR	26,100	24,637	24,436
Pool reserve per default (2)	17,538	16,305	15,325
Total first-lien reserve per default	26,750	24,420	23,443
___________________

(1)	Calculated as total reserves divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at September 30, 2012, December 31, 2011, and September 30, 2011, would have been $27,842, $25,402 and $26,513, respectively.

The following table shows our total net claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net claims paid (1):
Prime	$169,641	$180,523	$467,093	$644,738
Alt-A	45,058	57,244	121,970	220,514
A minus and below	28,042	37,015	85,234	134,394
Total primary claims paid	242,741	274,782	674,297	999,646
Pool	26,546	52,772	71,846	145,471
Second-lien and other	3,111	2,342	8,043	8,961
Subtotal	272,398	329,896	754,186	1,154,078
Impact of first-lien terminations	—	—	—	38,198
Impact of captive terminations	—	—	(148)	(1,166)
Impact of second-lien terminations	—	—	—	16,550
Total net claims paid	$272,398	$329,896	$754,038	$1,207,660
Average net claim paid (1) (2):
Prime	$48.0	$51.3	$48.6	$49.6
Alt-A	59.9	61.8	58.6	61.1
A minus and below	38.1	43.1	38.0	40.1
Total average net primary claim paid	48.4	51.8	47.9	50.1
Pool	66.2	79.8	66.6	77.1
Second-lien and other	29.6	25.7	27.5	28.0
Total average net claim paid	$49.3	$54.4	$48.8	$52.1
Average direct primary claim paid (2) (3)	$50.8	$55.8	$50.5	$55.1
Average total direct claim paid (2) (3)	$51.5	$57.9	$51.2	$56.5
__________________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

(3)	Before reinsurance recoveries.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans, claim activity has historically reached its highest level in the second through fourth years. Based on these trends, approximately 36.9% and 27.6% of our primary RIF at September 30, 2012 and December 31, 2011, respectively, had not yet reached its expected highest claim frequency years. All of our pool RIF at September 30, 2012, had reached its highest expected claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner and to a significantly greater extent than has been the case historically for our books of business.

The following tables show the states with the highest direct claims paid (measured as of September 30, 2012) and the corresponding percentages of total direct claims paid, and the number of primary mortgage insurance defaults and the corresponding percentage of total defaults, as of and for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2012		2011		2012		2011
States with highest direct claims paid (first-lien):
California	$46,193	17.0%	$61,249	18.6%	$124,226	16.5%	$208,611	17.3%
Florida	36,161	13.3	45,826	13.9	98,292	13.0	179,317	14.8
Arizona	19,644	7.2	37,239	11.3	62,556	8.3	115,580	9.6
Illinois	15,229	5.6	11,732	3.6	42,500	5.6	52,047	4.3
Georgia	16,367	6.0	17,080	5.2	41,912	5.6	64,210	5.3
States with highest number of defaults:
Florida	16,216	17.1%	18,375	16.6%
California	6,441	6.8	8,748	7.9
Illinois	6,125	6.5	6,700	6.1
Ohio	4,591	4.8	5,280	4.8
New York	4,489	4.7	4,413	4.0
Claims paid in California, Florida and Arizona continue to account for a disproportionate share of total claims paid reflecting the significant home price depreciation and the higher percentage of Alt-A loans (which have had a higher claim frequency) in those states as well as the relatively high proportion of RIF in those states.
Although the states of California, Illinois, Ohio and New York account for a large portion of our total defaults, their share of total defaults is generally proportional to the size of their insured portfolios. In the state of Florida, however, the number of defaults compared to total defaults is disproportionately larger relative to the size of Florida’s insured portfolio. This disproportionate share of total defaults is the result of Florida having experienced a large decline in home prices, high levels of unemployment, and a higher level of exposure to riskier products. Given our exposure to these states, our loss experience has been significantly affected and will continue to be negatively affected if in these states, the pace of improvement fails to accelerate or conditions there persist or should deteriorate again.
The following table shows information regarding our reserve for losses and reserve for premium deficiency as of the dates indicated:

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Reserves for losses by category:
Prime	$1,693,579	$1,748,412	$1,655,992
Alt-A	570,055	612,423	622,568
A minus and below	355,018	370,806	368,034
Reinsurance recoverable (1)	89,801	151,569	160,233
Total primary reserves	2,708,453	2,883,210	2,806,827
Pool	327,020	353,583	397,919
Total first-lien reserves	3,035,473	3,236,793	3,204,746
Second-lien (2)	8,203	11,070	10,074
Other	3,030	37	34
Total reserve for losses	$3,046,706	$3,247,900	$3,214,854
Reserve for premium deficiency on second-liens	$5,149	$3,644	$4,309
________________________

(1)	Represents ceded losses on captive transactions, Smart Home and quota share reinsurance transactions.

(2)	Does not include second-lien premium deficiency reserve (“PDR”).

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2012	2011	2012	2011
First-lien Captives
Premiums ceded to captives (in thousands)	$5,327	$7,068	$18,045	$21,921
% of total premiums	2.8%	4.1%	3.3%	4.1%
IIF (1) subject to captives	7.1%	9.5%
RIF (2) subject to captives	6.9%	9.3%

Quota Share Reinsurance (“QSR”)
Ceded premiums written (in thousands)	$16,378		$41,855
% of premiums written	7.1%		6.5%
Ceded premiums earned (in thousands)	$5,291		$8,389
% of total premiums	2.8%		1.5%
Ceding commissions (in thousands)	$4,095		$10,464
RIF included in QSR (in thousands) (3)	$1,408,078
Persistency (12 months ended) (4)	82.7%	85.0%
_________________________

(1)	Insurance in force (“IIF”) on captives as a percentage of primary IIF.

(2)	RIF on captives as a percentage of primary RIF.

(3)	RIF ceded under QSR included in primary RIF.

(4)	Reflects the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

Results of Operations—Financial Guaranty
During the first nine months of 2012, the financial guaranty segment completed several transactions that had a significant impact on its results of operations as described below.
The following table shows the impact of the Assured Transaction on our condensed consolidated financial statements in the first nine months of 2012. While Radian Asset Assurance and Radian Guaranty received a statutory capital benefit as a result of this transaction, under GAAP this transaction resulted in a realized loss, and therefore, a reduction in our retained earnings.

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
Prior to the Commutation Transactions described above in Business Summary—Financial Guaranty, we were required to account for the CDO of ABS Transaction and the Terminated TruPs CDOs at fair value for GAAP purposes. The Commutation Amount exceeded the aggregate fair value liability that we had recorded for such transactions, and as a result, in the second quarter of 2012, we recorded a loss for GAAP purposes of $108 million on the Commutation Transactions. This loss resulted primarily from the fact that the aggregate fair value liability for the commuted transactions incorporated a significant discount to the derivative liability for these transactions related to the market’s perception of our non-performance risk. See “Critical Accounting Policies—Fair Value of Financial Instruments—Corporate CDOs” for additional information regarding our fair value methodology.

Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 2011
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net (loss) income	$(17.1)	$225.8	n/m	$(237.3)	$799.5	n/m
Net premiums written—insurance	(0.6)	0.1	n/m	(120.4)	(9.4)	n/m
Net premiums earned—insurance	12.3	16.2	(24.1)%	22.2	57.7	(61.5)%
Net investment income	10.9	17.1	(36.3)	40.8	51.5	(20.8)
Net gains on investments	41.3	28.4	45.4	76.3	64.9	17.6
Change in fair value of derivative instruments	(41.0)	125.8	n/m	(146.9)	558.5	n/m
Net (losses) gains on other financial instruments	1.2	78.1	(98.5)	(77.8)	156.6	n/m
Gain on sale of affiliate	—	—	—	7.7	—	n/m
Other income	—	—	—	0.2	0.2	—
Provision for losses	4.5	(27.0)	n/m	38.8	(20.0)	n/m
Policy acquisition costs	2.8	3.6	(22.2)	25.1	13.3	88.7
Other operating expenses	10.2	9.2	10.9	33.0	33.3	(0.9)
Interest expense	10.6	12.1	(12.4)	33.9	35.2	(3.7)
Income tax provision	13.6	42.1	(67.7)	29.1	28.1	3.6
__________________________
n/m – not meaningful
Net (Loss) Income.  Our financial guaranty segment results for the three and nine months ended September 30, 2012, were impacted primarily by realized and unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments, as our spreads tightened, compared to large unrealized gains for such items in the comparable periods of 2011, as a result of spreads widening. The net loss for the nine months ended September 30, 2012, was also impacted by the Commutation Transactions, and by the Assured Transaction that reduced our pre-tax income by $28.8 million during that period.
Net Premiums Written and Earned.  Net premiums written and earned for the nine months ended September 30, 2012, reflects the impact of the Assured Transaction, which resulted in a decrease of $119.8 million and $22.2 million in premiums written and earned, respectively. Net premiums earned for the three and nine months ended September 30, 2012, were positively impacted by a higher amount of prepayments (“refundings”) than in the comparable periods of 2011. Net premiums written and earned for the nine months ended September 30, 2011, reflects a significant commutation of reinsurance exposure with one of our primary insurers, which reduced premiums written and accelerated premiums earned.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net premiums earned:
Public finance direct	$8,644	$9,708	$33,004	$29,124
Public finance reinsurance	5,350	5,238	10,942	21,304
Structured direct	242	399	870	1,781
Structured reinsurance	(1,958)	875	(342)	2,639
Trade credit reinsurance	—	(1)	(2)	40
Total premiums earned—insurance	12,278	16,219	44,472	54,888
Impact of commutations/reinsurance	—	—	(22,264)	2,829
Total net premiums earned—insurance	$12,278	$16,219	$22,208	$57,717
Refundings included in total net premiums earned	$7,322	$4,597	$26,029	$18,728
Net Investment Income.  Our financial guaranty net investment income decreased for the three and nine months ended September 30, 2012, compared to the same periods of 2011, primarily due to a decline in our total investment balance as a result of negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. All periods include an allocation to the financial guaranty segment of net investment income from Radian Group based on relative GAAP equity.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(26.3)	$6.1	$(23.3)	$51.0
Net realized gains on sales	67.6	22.3	99.6	13.9
Net gains on investments	$41.3	$28.4	$76.3	$64.9
During 2012, as market prices of our investments strengthened, we made the decision to sell securities in our portfolio. The realized gains from these sales, some of which had previously been unrealized, were also additive to the respective statutory capital positions of our subsidiaries that held the investments. During the nine months ended September 30, 2011, we sold our investment in a portfolio of Tobacco Bonds and recognized a $32.0 million realized loss in our financial guaranty segment, which was more than offset by gains on sales of other securities in our trading portfolio during the same period of 2011.
Change in Fair Value of Derivative Instruments.  The components of the (losses) gains included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net premiums earned—derivatives	$7.1	$10.3	$23.0	$31.7
Financial Guaranty credit derivatives	(51.8)	120.1	(171.2)	536.6
Financial Guaranty VIE derivatives	3.7	(4.5)	1.3	(9.4)
Other	—	(0.1)	—	(0.4)
Change in fair value of derivative instruments	$(41.0)	$125.8	$(146.9)	$558.5

The results for the three and nine months ended September 30, 2012, were impacted by the change in Radian Group’s five-year CDS spread, which tightened by 691 and 1,643 basis points, respectively, during the three and nine months ended September 30, 2012, and resulted in unrealized losses, compared to spread widening by 1,270 and 1,773 basis points, respectively, during the three and nine months ended September 30, 2011, which resulted in large unrealized gains. See “Item 3.—Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments. In addition, the losses experienced during the nine months ended September 30, 2012, include losses from the Commutation Transactions. As a result of our payment related to the Terminated TruPs CDOs, we recorded a loss representing the difference between the amount paid and the fair value liability we had previously recorded.
Net (Losses) Gains on Other Financial Instruments.  The components of the net (losses) gains on other financial instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
(Losses) gains related to change in fair value of Financial Guaranty VIE debt	$(4.9)	$89.0	$(106.7)	$116.0
Gains (losses) related to other Financial Guaranty VIE assets	6.1	(10.3)	15.4	8.0
Gain on the purchase of long-term debt	0.2	—	14.2	—
Foreign currency gain related to the liquidation of a foreign subsidiary	—	—	—	39.6
Other	(0.2)	(0.6)	(0.7)	(7.0)
Net (losses) gains on other financial instruments	$1.2	$78.1	$(77.8)	$156.6
The losses experienced during the nine months ended September 30, 2012, were mainly impacted by the loss on the commutation of our CDO of ABS, for which we paid an amount in excess of the fair value liability that we had recorded previously. The results for the three and nine months ended September 30, 2012 and 2011, were also impacted by gains and losses on financial guaranty VIE debt that resulted from the movement of Radian Group’s five-year CDS spread (discussed above), and include an allocation to the financial guaranty segment of the gain on the purchase of our 2013 Notes. The results for the nine months ended September 30, 2011, were also impacted by the liquidation of one of our foreign subsidiaries.
Gain on Sale of Affiliate. The results for the nine months ended September 30, 2012, reflect the gain on the sale of the FG Insurance Shell, which was completed in the second quarter of 2012 as part of the Assured Transaction.
Provision for Losses. The provision for losses increased for the three months ended September 30, 2012, due to loss developments in our public finance business. The provision for losses increased for the nine months ended September 30, 2012, primarily due to an increase in our estimated net claim liability related to our exposure to insured sovereign indebtedness of Greece in our public finance reinsurance business (which was paid in full during the third quarter of 2012), and increased loss severity in our structured finance business. During the third quarter of 2011, we reduced reserves as a result of a decrease in loss estimates on specific credits in all lines of business, which resulted in a decrease in the provision for losses for the three and nine months ended September 30, 2011. The majority of the decrease in both periods of 2011 was attributable to a reduction in reserves related to one of our assumed public finance credits due to our determination that there was a higher probability of a negotiated resolution. For the nine months ended September 30, 2011, there was also a reduction in incurred losses as a result of a significant commutation of reinsurance exposure with one of our primary insurers.
Policy Acquisition Costs.  Policy acquisition costs for the nine months ended September 30, 2012, increased from the comparable period of 2011, reflecting the $15.7 million write-off of acquisition costs as a result of the Assured Transaction during 2012. The nine months ended September 30, 2011, also included a write-off of policy acquisition costs related to the significant commutation of reinsurance exposure with one of our primary insurers.
Interest Expense.  The results for 2012 and 2011 reflect an allocation to the financial guaranty segment of the interest expense of Radian Group based on relative GAAP equity.

Income Tax Provision.  The income tax provision for the three and nine months ended September 30, 2012, was impacted by the valuation allowance against our deferred taxes, including the valuation allowance related to OCI that was recorded through operations in accordance with the intraperiod allocation rules, and the capital gains realized through our investment portfolio. The income tax provision for the three and nine months ended September 30, 2011, was impacted by the liquidation of a foreign subsidiary and the valuation allowance against our deferred taxes.

Financial Guaranty General Claims and Reserve for Losses
The following table shows financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Total net claims paid	$26,593	$2,339	$28,873	$6,035

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Total reserve for losses	$72,891	$63,002	$45,702

We paid $23.5 million to settle our obligations related to our exposure to insured sovereign indebtedness of Greece in the third quarter of 2012.
Financial Guaranty Exposure Information
The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim (asset) liability and fair value net (asset) liability as of the dates indicated. Net par outstanding as of September 30, 2012, does not include our exposure related to the Terminated TruPs CDOs as described in further detail in “Business Summary—Financial Guaranty” above.

	September 30, 2012
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$6.5	16.7%	$10.4	$0.1
Healthcare and long-term care	3.4	8.7	14.5	0.6
Water/sewer/electric gas and investor-owned utilities	1.8	4.6	25.7	1.5
Education	1.4	3.6	(5.3)	—
Airports/transportation	1.1	2.8	1.6	36.9
Escrowed transactions (5)	0.9	2.3	—	—
Housing	0.1	0.3	0.3	—
Other public finance (6)	0.7	1.8	(8.3)	0.8
Total public finance (7)	15.9	40.8	38.9	39.9
Structured finance:
CDO	22.1	56.7	4.8	130.4
Asset-backed obligations	0.8	2.0	26.9	12.7
Other structured (8)	0.2	0.5	—	0.2
Total structured finance	23.1	59.2	31.7	143.3
Total	$39.0	100.0%	$70.6	$183.2

	December 31, 2011
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$15.8	22.8%	$6.1	$0.3
Healthcare and long-term care	5.4	7.8	17.4	0.7
Water/sewer/electric gas and investor-owned utilities	3.6	5.2	33.9	1.0
Airports/transportation	3.3	4.8	0.4	7.9
Education	2.2	3.2	(13.7)	—
Escrowed transactions (5)	1.4	2.0	—	—
Housing	0.3	0.4	0.4	—
Other public finance (6)	0.9	1.3	(8.0)	0.9
Total public finance (7)	32.9	47.5	36.5	10.8
Structured finance:
CDO	35.1	50.7	1.5	111.9
Asset-backed obligations	0.9	1.3	22.5	7.9
Other structured (8)	0.3	0.5	—	(1.1)
Total structured finance	36.3	52.5	24.0	118.7
Total	$69.2	100.0%	$60.5	$129.5
____________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

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

(4)	Includes $1.7 billion and $3.0 billion at September 30, 2012 and December 31, 2011, respectively, of tax supported revenue bonds.

(5)
Legally defeased bond issuances where our financial guaranty policies have not been extinguished, but cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders.

(6)
Represents other types of public finance obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(7)
Includes $2.8 billion and $3.2 billion at September 30, 2012 and December 31, 2011, respectively, of international public finance obligations (which includes sovereign and sub-sovereign debt), of which $104.1 million and $143.8 million at September 30, 2012 and December 31, 2011, respectively, was in the Stressed European Countries.

(8)
Represents other types of structured finance obligations, including DPRs, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

We provide additional information below regarding the performance of the one financial guaranty transaction for which net claim payments (including amounts previously paid) are expected to exceed $25 million. The following information should be read in conjunction with the information presented in our 2011 Form 10-K:

We have reinsured several primary financial guaranty insurers’ obligations with respect to $225.4 million in net par outstanding at September 30, 2012, related to Jefferson County, Alabama (the “County”) sewer warrants (the “Obligations”). For recent developments regarding an agreement to commute $196 million of these Obligations, see “Part II, Item 5—Other Information.”
The County’s sewer system operations have generated sufficient revenues since the beginning of 2009 to pay interest on its outstanding debt, primarily due to historically low prevailing interest rates on the County’s variable rate obligations, as well as to pay regularly scheduled annual installments of principal in February of 2010, 2011 and 2012. However, we believe a number of factors continue to adversely affect the performance of our insured obligations, including the County’s highly leveraged capital position, the sub-par performance of the sewer facilities, the possibility that the County will be unable to generate sufficient revenues to make regularly scheduled payments of principal and interest on the Obligations if interest rates increase, and the filing by the County on November 9, 2011, of a petition for bankruptcy (the “Bankruptcy Petition”) under Chapter 9 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the U.S. Bankruptcy Court in the Northern District of Alabama (the “Bankruptcy Court”).
The County’s financial condition is suffering from a liquidity crisis occasioned, in part, by court decisions invalidating an occupational tax, which contributed approximately $70 million (or one-third of the County’s operating revenues) to finance the County’s operations unrelated to the sewer system operations. The County has been unable to replace these tax revenues, placing an additional strain on the County’s finances. Currently, the County cannot raise taxes or fees without state approval and the majority of its tax revenues are for specific purposes.
In September 2011, the County voted to accept an agreement in principle that, if implemented, would have resulted in the refinancing of the Obligations by July 2012, and the settlement of outstanding claims and litigation with respect to the Obligations. The County and the State court-appointed receiver for the sewer system (the “Receiver”) had been in negotiations to reach a definitive agreement. Negotiations abruptly ended in November 2011, when the County filed the Bankruptcy Petition. The Receiver promptly filed a motion in the Bankruptcy Court to have his receivership order and its continuing effectiveness accepted by the Bankruptcy Court. Creditors also sought to have the Bankruptcy Petition dismissed as ineligible. On January 6, 2012, the Bankruptcy Court ruled (the “January 6th Order”) that the sewer system is under the exclusive jurisdiction of the Bankruptcy Court and that the Receiver was without power to exercise authority over the system. In practical terms, the County was restored to operational control of the system subject to the Bankruptcy Court’s jurisdiction.
On March 5, 2012, the Bankruptcy Court ruled that the County was eligible to file the Bankruptcy Petition. The creditors to the County’s sewer system appealed the ruling. On April 20, 2012, the Alabama Supreme Court ruled in a separate case that counties in Alabama having warrants similar to the Obligations are authorized by Alabama law to file for bankruptcy under Chapter 9 of the Bankruptcy Code, which decision will likely weaken arguments in support of the creditors’ appeal. Therefore, it is unlikely that the creditors will further pursue the appeal. No assurance can be given that an appeal of this decision, if pursued, will be successful.
The Bankruptcy Court has ruled that the system’s net revenues are exempt from the automatic stay provisions of the Bankruptcy Code and may be paid to creditors, but may be paid only after the payment of operating expenses of the system. The relevant parties entered into a temporary agreement providing for a monthly distribution of the net revenues to creditors through June 2012, which avoided a deficiency in the payment of interest on the Obligations. We currently expect that there will be a sufficient distribution of revenues to creditors to satisfy the next installment of principal due in February 2013, as well as interest payments through that date. The County, however, is seeking the Court’s permission to use the revenues for certain other purposes which, if such permission is granted, could reduce the amount available to pay creditors. The Court previously ruled in June 2012, that the County could not use the revenues for these other purposes, but the County has voted to appeal the Court’s decision.

While the full potential impact of the Bankruptcy is uncertain at this time, the trustee for the Obligations has the ability, with Bankruptcy Court approval, to accelerate the payment of these Obligations. This would likely result in direct claims of up to $9.6 million of our reinsurance net par exposure related to regularly scheduled payments of debt service under reserve fund surety policies issued by our primary insurers. To date, the trustee has not sought to accelerate these payments, but no assurance can be made that the trustee will not take such action. If the County were to withhold net revenues for the payment of operating expenses, further draws on those sureties for payments of regularly scheduled debt service could occur and salvage amounts receivable by us against claims that we previously paid in 2008 could be reduced.
As of September 30, 2012, we have paid an aggregate $20.6 million of claims including LAE, net of salvage, on this transaction. In addition, as of September 30, 2012, we have a $27.7 million net claim liability, including LAE, for our remaining exposure on this transaction.
As of September 30, 2012, we also had $1.1 billion net par exposure to 11 directly insured senior bonds (“TruPs bonds”) issued pursuant to 13 TruPs CDS contracts. Many issuers of the TruPs collateral underlying our insured obligations have been negatively affected by the most recent U.S. economic recession and slow recovery, and as a result, have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Recently, the number of cures of previous defaults and the repayment of interest payments previously deferred on the TruPs collateral has outpaced new initial defaults and interest payment deferrals. As of September 30, 2012, $319.7 million of our net par outstanding related to the TruPs bonds was rated BIG. The weighted average rating for the TruPs bonds improved during the first nine months of 2012 from BB as of December 31, 2011, to BBB- as of September 30, 2012, due to the Commutation Transactions.

The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our insured TruPs bonds outstanding as of September 30, 2012. Net par outstanding as of September 30, 2012, does not include our exposure related to the Terminated TruPs CDOs as described in further detail in “Business Summary—Financial Guaranty” above.

TruPs Bond	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding September 30, 2012	Subordination after defaults (%) September 30, 2012 (1)	Subordination after defaults and deferrals (%) (2)		Interest Coverage Ratio (3)
				(In millions)		September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012
1	10/2016	(4)(5)	7/2037	$128.5	40.0%	28.4%	26.2%	208.3%	179.8%
2	11/2016	(4)(5)	9/2037	72.7	47.3	41.8	38.5	594.3	326.9
	11/2016	(4)	9/2037	105.6	47.3	41.8	38.5	594.3	326.9
3	12/2016	(4)	3/2037	118.5	40.3	30.6	30.3	240.2	241.9
4	3/2017	(4)(5)	9/2036	96.9	53.9	48.6	45.8	320.8	354.9
	9/2036		9/2036	155.0	53.9	48.6	45.8	320.8	354.9
5	9/2017	(4)(5)	12/2036	73.3	48.0	32.2	31.5	272.4	294.4
6	1/2033		1/2033	34.0	65.7	54.6	51.0	223.2	240.9
7	9/2033		9/2033	69.4	53.1	42.9	42.8	362.9	340.8
8	12/2033		12/2033	22.2	63.2	55.6	52.0	347.9	347.8
9	10/2034		10/2034	42.9	47.8	31.2	28.0	317.7	291.3
10	6/2036		6/2036	84.4	42.2	29.5	28.0	435.5	301.7
11	12/2036		12/2036	119.2	50.7	47.1	44.3	795.4	567.9
Total				$1,122.6
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

We currently do not expect losses on our insured TruPs bonds. It should be noted, however, that even relatively small changes in TruPs default rates or economic conditions from current projections could have a material impact on the timing and amount of cash available to make principal and interest payments on the underlying TruPs bonds.

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
Smart Home
In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These reinsurance transactions, through the use of VIE structures, effectively transferred risk from our portfolio to investors in the capital markets. In the second quarter of 2012, we terminated one of the remaining Smart Home transactions (which otherwise would have matured in November 2012) with RIF of approximately $243 million. The final remaining Smart Home transaction is scheduled to mature in June 2013. Details of this transaction as of the initial closing date of the transaction and as of September 30, 2012, are as follows:

	Initial		As of September 30, 2012
Pool of mortgages (par value)	$5.9	billion	$1.6	billion
Risk in force (par value)	$1.4	billion	$389.3	million
Notes sold to investors/risk ceded (principal amount)	$229.5	million	$145.7	million

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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our 2011 Form 10-K, except as follows:
As of December 31, 2011, $250 million of principal amount of our 2013 Notes was outstanding with a maturity date of February 15, 2013. Since December 31, 2011, Radian Group has purchased $170.6 million of principal amount of the outstanding 2013 Notes, which represents 68.2% of the principal amount of the 2013 Notes outstanding as of December 31, 2011. We recognized a $16.2 million gain on the purchases for the nine months ended September 30, 2012, representing the excess of carrying value over the purchase price. Currently $79.4 million of principal amount of the 2013 Notes remains outstanding. We may from time to time, seek to redeem or purchase, prior to maturity, some or all of the remaining 2013 Notes in the open market, through private transactions, pursuant to one or more tender offers or through a combination of the foregoing, as circumstances may allow.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At September 30, 2012, Radian Group had immediately available unrestricted cash and liquid investments of $368.3 million. Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of the principal amount remaining of our 2013 Notes; (iv) potential capital support for our mortgage insurance subsidiaries; (v) potential payments to the Internal Revenue Service (“IRS”) resulting from its examination of our 2000 through 2007 tax years; and (vi) the payment of dividends on our common stock.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed below. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies, and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of ongoing losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.
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
At September 30, 2012, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will have the ability to hold the securities until recovery or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $60.2 million. For the same period, payments of interest on our long-term debt are expected to be approximately $29.2 million. These amounts are expected to be reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, the consent of the GSEs is required to modify or amend the expense-sharing agreements. Approximately $38.7 million of future expected corporate expenses and interest payments (approximately $22.2 million for the next 12 months) have been accrued for and paid by certain subsidiaries to Radian Group as of September 30, 2012, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of September 30, 2012, includes these amounts. A portion of these expenses (approximately $20.4 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group.
In addition, under the approval from Fannie Mae for RMAI to write new mortgage insurance business in any RBC State where Radian Guaranty would be prohibited from writing new business if it were not in compliance with the state’s Statutory RBC Requirement without a waiver or other similar relief (the “Fannie Mae Approval”), Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or RMAI to Radian Group pursuant to the terms of the expense-sharing arrangements among these entities. Pursuant to the terms of our expense-sharing arrangements, interest expense payments from Radian Guaranty or RMAI to Radian Group for the next twelve months are expected to be immaterial.

Repayment of 2013 Notes. Since December 31, 2011, we have purchased $170.6 million of principal amount of our outstanding 2013 Notes, and $79.4 million of principal amount of our 2013 Notes currently remains outstanding. We may from time to time, seek to redeem or purchase, prior to maturity, some or all of the remaining 2013 Notes in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow.
Capital Support for Subsidiaries.  In light of on-going losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty’s ability to continue writing insurance in those states that impose certain risk-based capital requirements and to maintain approvals by the GSEs for RMAI as an eligible insurer in certain states. Radian Guaranty’s risk-to-capital ratio was 20.1 to 1 at September 30, 2012.
Based on our projections and absent any further risk-to-capital support, we expect that Radian Guaranty will exceed the 25 to 1 risk-to-capital ratio requirement during 2013, and that Radian Guaranty could exceed the MPP Requirement in two states as early as the end of 2012. Each of these MPP States has issued to Radian Guaranty a waiver of its MPP Requirement. These waivers will allow Radian Guaranty to continue writing new business in these states in the event the MPP Requirement is not met. See “Part II, Item 1A—Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.”
Radian Group also could be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently are operating at or near minimum capital levels and have required, and in the future may continue to require, additional capital contributions from Radian Group.
Radian Group and Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) are parties to an Assumption and Indemnification Agreement with regard to certain proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) currently held by CMAC of Texas. This indemnification agreement was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise may have been required as a result of our remeasurement of uncertain tax positions related to the portfolio of REMIC residual interests. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS, and we are currently contesting the proposed adjustments related to the REMICs.
Dividends.   Our quarterly common stock dividend is $0.0025 per share, and based on our current outstanding common stock, we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2012, our capital surplus was $914.1 million, representing our dividend limitation under Delaware law.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary, any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that we expect to make during the next twelve months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, the consent of the GSEs is required to modify or amend the tax-sharing agreement.

Freddie Mac Approval
Pursuant to the Freddie Mac Approval of RMAI as a special purpose mortgage insurer, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty, as defined in the Freddie Mac Approval, are at least $700 million throughout the term of the approval. As defined in the Freddie Mac Approval, “Liquid Assets” are equal to the sum of (i) aggregate cash and cash equivalents, and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”); (b) securities rated single A or higher by either Moody’s Investor Service (“Moody’s”), Standard & Poor’s Rating System (“S&P”) or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of September 30, 2012, Radian Guaranty’s Liquid Assets under the Freddie Mac Approval were approximately $1.4 billion. Although we do not expect that Radian Guaranty’s Liquid Assets will fall below $700 million before December 31, 2012, we do expect the amount of Radian Guaranty’s Liquid Assets to continue to decline through the remainder of 2012 (and thereafter) as Radian Guaranty’s claim payments and other uses of cash continue to exceed cash generated from operations. In the event Radian Guaranty’s Liquid Assets fall below $700 million, Radian Guaranty maintains significant additional liquid investments that may be converted into Liquid Assets to ensure ongoing compliance with the Freddie Mac Approval.
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including approximately $250 million of principal amount due in 2015 and $450 million of principal amount of convertible debt due in 2017; (ii) potential additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the IRS resulting from its examination of our 2000 through 2007 tax years, which may not be resolved in the next 12 months. We may, from time to time, seek to redeem, purchase, or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions, which may or may not occur, will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
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
Mortgage Insurance
As of September 30, 2012, our mortgage insurance segment maintained claims paying resources of $4.4 billion, which includes the statutory surplus of Radian Asset Assurance of $1.1 billion.
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

The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as any amounts we pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory capital would also likely reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty, and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the NYDFS.
Financial Guaranty
As of September 30, 2012, Radian Asset Assurance maintained claims paying resources of $1.8 billion, including statutory surplus of approximately $1.1 billion. In July 2012, Radian Asset Assurance paid an ordinary dividend of $54 million to Radian Guaranty. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $40 million to Radian Guaranty in 2013.
The principal short-term and long-term liquidity requirements of our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes, and dividends to Radian Guaranty. In addition, Radian Asset Assurance could be required under certain circumstances to pay its Counterparty the outstanding par amount with respect to up to four of the insured TruPs bonds (a “liquidity claim”) and to recover amounts so paid to the extent amounts are subsequently paid in respect of the relevant TruPs bonds. A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The termination dates of these CDS contracts currently range between 2016 and 2017, but will automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDO) unless terminated by the Counterparty. If Radian Asset Assurance were required to pay a liquidity claim, the Counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. At September 30, 2012, the net par outstanding of the insured TruPs bonds potentially subject to a liquidity claim was $371.3 million and they had a weighted average rating of BB. We currently do not expect a liquidity claim to occur. In addition, four of the Terminated TruPs CDOs commuted pursuant to the Commutation Transactions had this liquidity claim feature. Although Radian Asset Assurance is no longer directly obligated to pay a liquidity claim for these terminated transactions, the Residual CDS includes provisions that provide the Counterparty with substantially the same economic benefit upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance. Consequently, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance’s projected and actual salvage recovery from the LPV, which as of September 30, 2012, was approximately $75.9 million, may be materially reduced or eliminated.
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

Reconciliation of Net (Loss) Income to Cash Flows Used in Operations
The following table reconciles net (loss) income to cash flows used in operations for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Net (loss) income	$(274,166)	$423,689
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net losses (gains) on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	48,854	(882,806)
Net payments related to derivative contracts and VIE debt (1)	(4,027)	(102,196)
Net cash paid for commutations, terminations and recaptures (1)	(240,110)	(54,225)
Commutation-related charges	36,500	—
Gain on sale of affiliate	(7,708)	—
Equity in loss (earnings) of affiliates	13	(65)
Distribution from affiliates	92	—
Deferred tax (benefit) provision	(9,504)	493
Depreciation and amortization, net	50,614	49,169
Change in:
Reserve for losses and LAE	(191,453)	(281,735)
Reserve for premium deficiency	1,505	(6,427)
Unearned premiums	48,683	(57,108)
Deferred policy acquisition costs	22,435	9,364
Reinsurance recoverables	61,005	77,549
Other assets	15,680	52,705
Accounts payable and accrued expenses	(182)	5,473
Cash flows used in operating activities	$(441,769)	$(766,120)
__________________

(1)	Cash item.
Cash flows used in operating activities decreased for the nine months of 2012 as compared to the same period of 2011, primarily as a result of a reduction in mortgage insurance claims paid.
Stockholders’ Equity
Stockholders’ equity was $0.9 billion at September 30, 2012, compared to $1.2 billion at December 31, 2011. The decrease in stockholders’ equity resulted primarily from our net loss of $274.2 million for the first nine months of 2012.
Ratings
Radian Group and our principal operating subsidiaries have been assigned the ratings provided in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, historically, also have been a significant factor in determining Radian Guaranty’s eligibility with the GSEs.

	MOODY’S (1)	S&P (2)
Radian Group	Caa2	CCC+
Radian Guaranty	Ba3	B-
Radian Insurance Inc.	B1	N/R	(3)
RMAI	Ba3	B-
Radian Asset Assurance	Ba1	B+
_____________________

(1)	Moody’s outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(2)	S&P’s outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(3)	Not currently rated.

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
On August 2, 2012, S&P downgraded Radian Group’s credit rating from CCC to CCC-, and also downgraded Radian’s mortgage insurance subsidiaries’ ratings from B to B-. These downgrades reflect S&P’s views regarding the increase in claims, lack of improvement in the economy, ongoing losses and potential for regulatory intervention.
On October 15, 2012, S&P upgraded Radian Group’s credit ratings from CCC- to CCC+, reflecting S&P’s updated criteria for assigning ratings. The ratings for our subsidiaries remain unchanged.

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

Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with our receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement reporting and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”). Based on these estimates, we arrive at our estimate of loss reserves at a given point in time. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (which is contractually capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are increased as defaulted loans age, because they are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates. However, in light of existing foreclosure slowdowns and efforts to increase loan modifications among defaulted borrowers, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer, and for defaults related to previously rescinded policies and denied claims which are likely to be reinstated (in the case of previously rescinded policies) or resubmitted (in the case of previously denied claims). Due to the period of time (generally up to 90 days) that we give the insured to rebut our decision to rescind coverage before we consider a policy to be rescinded and removed from our default inventory, we currently expect only a limited percentage of policies that were rescinded to ultimately be reinstated. We currently expect a significant percentage of claims that were denied to ultimately be resubmitted as a perfected claim and paid. Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers (“Master Policy”), our insureds have up to one year after foreclosure to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
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

For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alt-A, and Subprime), type of insurance (i.e., primary or pool), vintage year, loss position (i.e., with or without a deductible), and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. In recent years, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties, and inadequate documentation, reflecting the poor underwriting periods of 2005 through 2008. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance, and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Senior management reviews the modeled frequency, rescission, denial, and severity estimates, which are based on historical trends as described. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management may take such items into consideration in setting reserve levels.
Our aggregate weighted average default to claim rate assumption (net of rescissions and denials) used in estimating our reserve for losses was 46% at September 30, 2012, compared to 43% at December 31, 2011. The increase from December 31, 2011 to September 30, 2012, was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our default inventory as of September 30, 2012. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of September 30, 2012, our aggregate weighted average default to claim rate estimate excluding pending claims, net of our estimate for insurance rescissions and claim denials was 39%, and ranged from 20% for insured loans that had missed two to three monthly payments, to 45% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.
We expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with customers regarding rescissions and denials, which if not resolved, could result in arbitration or additional judicial proceedings. The assumptions embedded in our estimated default to claim rate on our in-force default inventory includes an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies for which an initial intent to rescind letter has been sent to our lender customers to remain in-force and ultimately to be paid, as a result of valid challenges by such policy holders during the limited period specified in such letters. The elevated levels of our rate of rescissions, claim denials and claim curtailments (related to servicer negligence) have led to an increased risk of litigation by lenders, policyholders and servicers challenging our right to rescind coverage, deny claims or curtail claim amounts. Although we believe that our loss mitigation actions are justified under our policies, if we are not successful in defending these actions, we may need to reassume the risk on, and increase loss reserves for previously rescinded policies or pay additional claims on curtailed amounts. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied claims which we believe are likely to be reinstated (in the case of previously rescinded policies), or resubmitted (in the case of previously denied claims).

We considered the sensitivity of first-lien loss reserve estimates at September 30, 2012, by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at September 30, 2012), we estimated that our loss reserves would change by approximately $88 million at September 30, 2012. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at September 30, 2012), we estimated that our loss reserves would change by approximately $4 million at September 30, 2012. For every one percentage point change in our overall default to claim rate (which we estimate to be 46% at September 30, 2012, including our assumptions related to rescissions and denials), we estimated a $56 million change in our loss reserves at September 30, 2012.
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
For our financial guaranty business, to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge.
For our mortgage insurance business, we group our mortgage insurance products into two categories, first-lien and second-lien.

Numerous factors affect our ultimate default to claim rates, including home price changes, unemployment and the impact of our loss mitigation efforts and interest rates, as well as potential benefits associated with lender and governmental initiatives to modify loans and ultimately reduce foreclosures. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity, and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of September 30, 2012, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent for the next three months with those rates observed during the past year, and then gradually return to normal historical levels over the subsequent three years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of September 30, 2012 or December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 1.73% and 2.62% as of September 30, 2012 and December 31, 2011, respectively. Expected losses are based on an assumed paid claim rate of approximately 12.4% on our total first-lien insurance portfolio (7% on performing loans and 46% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased to 14.4%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2012, our total Level III assets were approximately 4.0% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default, and (2) 84% of the aggregate net par outstanding of our corporate CDO transactions (as of September 30, 2012) provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination, such that none of these contracts are in a derivative asset position. As of September 30, 2012, 28% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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

Defining the Equivalent-Risk Tranche—Direct observations of fair premium amounts for our transactions are not available because these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, CDSs on tranches of a standardized index (the “CDX index”) are widely traded and observable, and provide relevant market data for determining the fair premium amount of our transactions, as described more fully below.
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
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 37% of our corporate CDO contracts as of September 30, 2012, are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS, and CDOs backed by other asset classes such as (i) municipal securities, (ii) synthetic financial guarantees of ABS, and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 87% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions based on certain rating agency downgrades that occurred during 2008. We also cap the total estimated fair value of the contracts subject to termination, such that none of these contracts are in a derivative asset position. As of September 30, 2012, 33% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
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

In the second quarter of 2012, we agreed with one of our derivative counterparties to commute our credit protection on six of our directly insured TruPs CDO transactions. A significant portion of the amount paid in consideration for these commutations was deposited with an LPV (considered a VIE in accordance with the accounting guidance regarding VIEs) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs, through a CDS entered into by the VIE with the Counterparty. The CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection, and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the CDS, Radian Asset Assurance is entitled to these remaining funds.
We consolidate this VIE, and record the VIE’s assets and liabilities at fair value. To determine fair value for the VIE liabilities, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation.
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
Prior to the second quarter of 2012, the VIE debt and derivative liability within this CDO of ABS transaction were consolidated and categorized in Level III of the fair value hierarchy. The fair value of the VIE debt and other liabilities exceeded the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporated a discount rate that is based on our CDS spread, the fair value was substantially less than our expected ultimate claim payments. See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion regarding the settlement of this transaction in the second quarter of 2012.
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

Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of September 30, 2012, is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued) as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $123.8 million; however, we do not currently expect to pay any claims related to these two VIEs. At September 30, 2012, we recorded $100.4 million of other assets, $100.2 million of VIE debt and $0.2 million of accounts payable and accrued expenses associated with these two VIEs.
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

Changes in expected principal credit losses on NIMS could impact our fair value estimate. The gross expected principal credit losses were $13.5 million and $18.0 million as of September 30, 2012 and December 31, 2011, respectively, and represent substantially all of our total NIMS RIF. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $5.8 million and $10.2 million less than the expected principal credit losses at September 30, 2012 and December 31, 2011, respectively. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread.
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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. Prior to the second quarter of 2012, we consolidated the assets and liabilities associated with one CDO of ABS transaction. This transaction was commuted in the second quarter of 2012 and as a result, the assets and liabilities were unconsolidated. During the second quarter of 2012, in connection with the commutation of certain of our insured TruPs CDO transactions, a new VIE was formed, which we consolidated as a result of our ongoing involvement with the entity, including our ability to impact the activities of the VIE in certain limited ways that could impact its economic performance. As of September 30, 2012, we have determined that we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer, or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
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

Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (“FASB”) issued an update that makes technical amendments to the FASB Codification, including format and writing style changes, updated references, and the relocation of guidance within the codification. In addition, the definition and use of the term “fair value” has been conformed throughout the codification to the requirements of FASB Codification Topic 820. The adoption of this update did not have a significant impact on our financial statements.
In August 2012, the FASB issued an update to conform certain Securities and Exchange Commission (“SEC”) sections to Accounting Standards Codification (“ASC”) references. The adoption of this update did not have a significant impact on our financial statements.
In July 2012, the FASB issued a new accounting standard update that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. We do not anticipate that the adoption of this update will have a significant impact on our financial position, results of operations or cash flows.
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
In May 2011, the FASB issued an update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (i) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (ii) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. We adopted this standard effective January 1, 2012. The adoption of this update did not have a significant impact on our fair value measurements. Additional disclosures regarding unobservable market inputs related to our Level III instruments required under this update are presented in Note 4 of Notes to Condensed Consolidated Financial Statements.
In October 2010, the FASB issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update is effective for fiscal years beginning after December 15, 2011, and redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. We have adopted this update on a prospective basis as of January 1, 2012. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs will result in additional expenses in our mortgage insurance business being charged to earnings when incurred, rather than being deferred. There is no change to the amortization requirements due to this update. This adoption did not impact the financial guaranty business as we have adopted the update prospectively and are not deferring any acquisition costs. The implementation of this new guidance has materially reduced the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts. The lower amount of acquisition costs deferred will result in decreased amortization expense over time, which should partially offset the impact to our results of operations from the additional expenses charged to income when incurred at the origination of an insurance contract. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect on the total acquisition costs recognized over time or on our cash flows. For the three and nine months ended September 30, 2012, amounts deferred as acquisition costs were $5.0 million and $13.7 million, respectively, under this update. Under our previous method of accounting for acquisition costs, amounts deferred as acquisition costs for the three and nine months ended September 30, 2012, would have been $9.4 million and $25.2 million, respectively.

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
Interest-Rate Risk
The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and have determined that the fair value of our interest-rate-sensitive investment assets is materially exposed to changes in interest rates.
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at September 30, 2012 and December 31, 2011, was $5.2 billion and $5.8 billion, respectively, of which 94% and 91%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At September 30, 2012, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $195.2 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $185.1 million. At September 30, 2012, the average duration of the fixed-income portfolio was 4.0 years compared to 4.6 years at December 31, 2011.
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
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads as well as our own credit default spread as of September 30, 2012. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 10.89% at September 30, 2012. Radian Group’s five-year CDS spread is an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific derivatives is typically based on the remaining term of the instrument. Although the CDS spreads reflect the market view of our non-performance risk, this magnitude of tightening should not be interpreted as a proportional decrease in our non-performance risk. The non-performance risk is commonly measured by default probability, which lowers as the spread tightens. Radian Group’s five-year CDS spread at September 30, 2012, implies a market view that there is a 54.3% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011.

Corporate CDOs ($ in millions)
Weighted average credit spread	0.64%
Fair value of net assets	$(1.1)
	Increase/(Decrease) in Fair Value Asset based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$(16.7)	$(20.4)	$(24.2)
0 basis points change in Radian Group’s CDS spread	0.4	—	(0.7)
50% widening of Radian Group’s CDS spread	1.5	1.3	0.9
_______________________

Non-Corporate CDO related (1) ($ in millions)
Weighted average credit spread	2.25%
Fair value of net liabilities	$170.3
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$132.8	$159.3	$185.2
0 basis points change in Radian Group’s CDS spread	(18.5)	—	17.4
50% widening of Radian Group’s CDS spread	(65.5)	(52.5)	(40.2)
_______________________

(1)	Includes TruPs, CDOs of CMBS, and other non-corporate CDOs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.
Foreign Exchange Rate Risk
We analyzed our currency exposure as of September 30, 2012, by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were measured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $14.5 million as of September 30, 2012.
At September 30, 2012, we held approximately $22.9 million of investments denominated in Euros. The value of the Euro against the U.S. dollar weakened from 1.29 at December 31, 2011, to 1.28 at September 30, 2012. At September 30, 2012, we held approximately $62.8 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar weakened from 0.0130 at December 31, 2011, to 0.0128 at September 30, 2012.
Equity Market Price
At September 30, 2012, the market value and cost of the equity securities in our investment portfolio were $262.5 million and $235.9 million, respectively. Included in the market value and cost of our equity securities is $149.6 million and $147.6 million, respectively, classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $26.3 million as of September 30, 2012.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2012, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings. The outcome of legal proceedings is always uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
In the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our liquidity, results of operations or financial condition. If we determine such a loss is reasonably possible, we disclose information relating to any such potential loss, including an estimate or range of loss or a statement that such an estimate cannot be made. On a quarterly and annual basis, we review relevant information with respect to legal loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or range of losses based on such reviews. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. In addition, we generally make no disclosures for loss contingencies that are determined to be remote. For matters for which we disclose an estimated loss, the disclosed estimate reflects the reasonably possible loss or range of loss in excess of the amount accrued, if any.
Any loss estimates are inherently subjective, based on currently available information, and are subject to management’s judgment and various assumptions. Due to the inherently subjective nature of these estimates and the uncertainty and unpredictability surrounding the outcome of legal proceedings, actual results may differ materially from any amounts that have been accrued.
On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the United States District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe that approximately 680 loans, which relate to approximately $20 million of risk in force, were affected by this error. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian also filed, and the court subsequently dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution. We expect that we will ultimately resolve this legal matter through a combination of the reinstatement of certain performing loans and payment of an amount to the plaintiff that is expected to be immaterial.

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the United States District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master policy and delegated underwriting endorsement for approximately 221 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The 221 home mortgage loans relate to an aggregate risk in force of approximately $13 million. On August 24, 2011, Quicken filed a motion to dismiss the original complaint. On September 12, 2011, Radian Guaranty filed a response to Quicken’s motion to dismiss, and on September 29, 2011, Quicken filed its reply. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. Radian Guaranty is preparing a response to Quicken’s counterclaims. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate a reasonably possible loss or range of loss in this matter.

Recently, we have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the United States District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans supposedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. Radian Guaranty and some of the other mortgage insurer defendants moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs’ loans. The court denied that motion on May 7, 2012, and on October 4, 2012, Radian Guaranty filed a new motion to dismiss on a number of grounds.

Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts of the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the United States District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. Radian Guaranty intends to move to dismiss this lawsuit on a number of grounds.

•
On March 12, 2012, a putative class action under RESPA titled McCarn v. HSBC USA, Inc., et al. was filed in the United States District Court for the Eastern District of California. Radian Guaranty moved to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan. The court granted that motion on May 29, 2012, but gave the plaintiff permission to file an amended complaint to attempt to address his lack of standing. On July 30, 2012, the plaintiff filed this amended complaint. Radian Guaranty filed its motion to dismiss the amended complaint for lack of standing on August 16, 2012. Plaintiff filed a response to the motion to dismiss on October 26, 2012 and on November 5, 2012, Radian Guaranty filed a reply brief in further support of its motion to dismiss.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the United States District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. Radian Guaranty intends to move to dismiss this lawsuit on a number of grounds.

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

•
On May 31, 2012, a putative class action under RESPA titled Barlee, et al. v. First Horizon National Corporation, et al. was filed in the United States District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans. On October 9, 2012, plaintiffs filed an amended complaint, and on November 5, 2012, Radian Guaranty filed a motion to dismiss the amended complaint for lack of standing.

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al. v. M&T Bank Corporation, et al. was filed in the United States District Court for the Middle District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint in which they added one borrower whose loan was insured by Radian Guaranty.  Radian Guaranty intends to move to dismiss this lawsuit on a number of grounds.

With respect to the Samp case and the other similar putative class actions discussed above, Radian Guaranty believes that the claims are without merit and intends to vigorously defend itself against these claims. We are not able to estimate the reasonably possible loss or range of loss for these matters because the proceedings are in a very preliminary stage and there is uncertainty as to the likelihood of a class being certified or the ultimate size of a class.
In addition to the litigation discussed above, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and management believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated effect on our liquidity, financial condition or results of operations for any particular period.
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand (“CID”) from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. We are cooperating with the CFPB in its investigation and are in active discussions with the CFPB with respect to our response to the CID, including various alternatives for resolving this investigation. Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.

Item 1A. Risk Factors.
The following risk factors previously included in our 2011 Form 10-K are updated as set forth below.
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
We and our insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the states where our insurance subsidiaries are licensed to transact business. These regulations are principally designed for the protection of our insured policyholders rather than for the benefit of investors. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that potentially limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities or the GSEs, which could materially and adversely affect our business, business prospects and financial condition.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF, or “risk-to-capital.” The RBC States currently impose a Statutory RBC Requirement, the most common of which requires that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In certain of the RBC States, Radian Guaranty is required to maintain a minimum policyholder position (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2011, and during the nine months ended September 30, 2012, the RBC States accounted for approximately 50.5% and 54.7% , respectively, of Radian Guaranty’s total primary new insurance written.
As a result of ongoing losses, Radian Guaranty’s risk-to-capital ratio has increased. As of September 30, 2012, Radian Guaranty’s risk-to-capital ratio was to 20.1 to 1. The ultimate amount of losses we incur and the timing of these losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Based on our current projections, we expect Radian Guaranty’s risk-to-capital ratio to increase over time. Absent any further risk-to-capital support, we expect Radian Guaranty to exceed the 25 to 1 risk-to-capital ratio requirement during 2013, and the MPP Requirement in two states as early as the end of 2012. Each of these MPP States has issued to Radian Guaranty a waiver of its MPP Requirement. These waivers will allow Radian Guaranty to continue writing new business in these states in the event the MPP Requirement is not met.
Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and adverse development in the assumptions used to determine our loss reserves. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. The default to claim rate is a significant assumption in our reserving methodology. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 43% as of December 31, 2011, and 46% as of September 30, 2012. Assuming all other factors remain constant, for each one percentage point increase in our aggregate weighted average default to claim rate as of September 30, 2012, incurred losses would increase by approximately $56 million. Radian Guaranty’s statutory capital would be reduced by the after-tax impact of these incurred losses. Our level of incurred losses is also dependent on our estimate of anticipated rescissions and denials, including our estimate of the likely number of successful challenges to previously rescinded policies or claim denials, among other assumptions. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could adversely affect our statutory capital position and increase Radian Guaranty’s risk-to-capital ratio.

If Radian Guaranty is not in compliance with a state’s applicable Statutory RBC Requirement, it may be prohibited from writing new business in that state until it is back in compliance or it receives a waiver of or similar relief from the requirement from the applicable state insurance regulator, as discussed in more detail below. In those states that do not have a Statutory RBC Requirement, it is not clear what actions the applicable state regulators would take if a mortgage insurer fails to meet the Statutory RBC Requirement established by another state. Accordingly, if Radian Guaranty fails to meet the Statutory RBC Requirement in one or more states, it could be required to suspend writing business in some or all of the states in which it does business. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty while its risk-to-capital ratio remained at elevated levels. The franchise value of our mortgage insurance business would likely be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states.
Radian Guaranty’s risk-to-capital position also is dependent on the performance of our financial guaranty portfolio. During the third quarter of 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. Any decrease in the statutory capital in our financial guaranty business would therefore have a negative impact on Radian Guaranty’s risk-to-capital position and its ability to remain in compliance with the Statutory RBC Requirements. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) statutory reserves on defaulted obligations that we have insured, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted.
We actively manage Radian Guaranty’s risk-to-capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to its mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. Radian Group had unrestricted cash and liquid investments of $368.3 million as of September 30, 2012, which amount includes approximately $38.7 million of future expected corporate expenses and interest payments that have been accrued for and paid by certain subsidiaries to Radian Group as of that date. Radian Group currently has $79.4 million of outstanding debt due in February 2013, $250 million of outstanding debt due in 2015 and an additional $450 million of convertible debt due in 2017. Our remaining available liquidity may be used to further support Radian Guaranty’s risk-to-capital position. Depending on the extent of our future statutory incurred losses in our mortgage insurance subsidiaries and in Radian Asset Assurance, as well as the level of new insurance written and other factors, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts available at Radian Group.
Our ability to continue to reduce Radian Guaranty’s risk through affiliated reinsurance arrangements may be limited. These arrangements are subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. In addition, certain of these affiliated reinsurance companies currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. One of these affiliated insurance companies, which provides reinsurance to Radian Guaranty for coverage in excess of 25% of certain loans insured by Radian Guaranty, is a sister company of Radian Guaranty, and therefore, any contributions to this insurer would not be consolidated with Radian Guaranty’s capital for purposes of calculating Radian Guaranty’s risk-to-capital position. In addition, we must obtain prior approval from one or both of the GSEs to enter into new, or to modify existing, reinsurance arrangements. If we are limited in, or prohibited from, using reinsurance arrangements to reduce Radian Guaranty’s risk, it would adversely affect Radian Guaranty’s risk-to-capital position.

In order to maximize our financial flexibility, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC states, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, Oregon has indicated that it will not consider our waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Of the remaining 11 RBC States, Radian Guaranty has received waivers or similar relief from the following ten states: Illinois, Kentucky, Wisconsin, Arizona, Missouri, New Jersey, North Carolina, California, Florida and Texas. Certain of these waivers contain conditions, including requirements that Radian Guaranty’s risk-to-capital ratio may not exceed a revised maximum ratio, ranging from 30 to 1 up to 35 to 1. Radian Guaranty has one remaining waiver application that is pending in Idaho. There can be no assurance that: (1) Radian Guaranty will be granted a waiver in Idaho or Oregon, the remaining RBC States; (2) for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) for any waiver granted, it will be renewed or extended after its original expiration date, which in the case of four of these waivers is December 31, 2012; or (4) additional requirements will not be imposed as a condition to such waivers or their renewal or extension and, if so, whether we will be able to comply with such conditions.
In addition to filing for waivers in the RBC States, we intend to write new first-lien mortgage insurance business in RMAI in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. RMAI is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states and the District of Columbia. In February 2012, RMAI received the Fannie Mae Approval. Also in February 2012, Freddie Mac approved RMAI (the “Freddie Mac Approval” and together with the Fannie Mae Approval, the “GSE Approvals”) to write business in those RBC States for which we have been denied a waiver (New York, Ohio, Iowa, Kansas and Oregon, subject to our filing for a waiver in Oregon upon breach of the Statutory RBC Requirement in that state). Because our application for a waiver is pending in Idaho, Freddie Mac has not yet authorized RMAI to write business in that state.
These approvals are temporary (the Fannie Mae Approval expires on December 31, 2013, and the Freddie Mac Approval expires on December 31, 2012) and are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for RMAI, restrictions on the payment of dividends and restrictions on affiliate transactions involving Radian Guaranty or RMAI. Under the GSE Approvals, Radian Group is also required to contribute $50 million of additional capital to RMAI (under the current terms of the Fannie Mae Approval, any contributions from Radian Guaranty to RMAI must be made on or before February 27, 2013), if Radian Guaranty’s risk-to-capital ratio exceeds applicable Statutory RBC Requirements. There can be no assurance that: (1) we will be able to comply with the conditions imposed by the GSEs’ approval for RMAI; (2) the GSEs will not revoke or terminate their approvals, which they generally have the authority to do at any time; (3) the approvals will be renewed or extended after their original expiration dates; or (4) additional requirements will not be imposed as a condition to such on-going approvals, including their renewal or extension.
The GSE Approvals are limited to the RBC States. It is possible that if Radian Guaranty were not able to comply with the Statutory RBC Requirements of one or more states, the insurance regulatory authorities in states other than the RBC States could prevent Radian Guaranty from continuing to write new business in such states. If this were to occur, we would need to seek approval from the GSEs to expand the scope of their approvals to allow RMAI to write business in states other than the RBC States.
Our existing capital resources may not be sufficient to successfully manage Radian Guaranty’s risk-to-capital ratio. Our ability to utilize waivers and RMAI to continue to write business if our risk to capital position is not in compliance with Statutory RBC Requirements is subject to conditions that we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions or other risk-to-capital support or relief could be necessary, which we may not have the ability to provide. Further, regardless of the waivers and the GSEs’ approval of RMAI, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements. Depending on the extent of our future incurred losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group’s available capital to Radian Guaranty and RMAI, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt.

Insurance rescissions and claim denials are not expected to continue at the levels we have recently experienced and an increasing number of our lender customers are challenging our insurance rescissions and claim denials.
In recent years, the amount of insurance we have rescinded due to fraud, misrepresentation, underwriting negligence or other non-compliance with our insurance policies has increased significantly. Likewise, the number of claims that we have denied has also increased, primarily due to the inability of our servicing customers to provide the loan origination file or other servicing records that are necessary for our review within the time periods required to perfect a claim.
These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves. Our estimate of future expected rescissions and denials on defaulted loans reduced our loss reserves as of September 30, 2012, by approximately $477 million. During 2011 and the first nine months of 2012, we rescinded or denied approximately $645 million and $731 million, respectively, of first-lien claims submitted to us for payment (“submitted claims”), net of those loans for which we reinstated coverage following an initial rescission or denial decision, compared to approximately $800 million for 2010. Of the claims we rescinded or denied in 2011 and the first nine months of 2012, approximately $494 million and $621 million, respectively, related to claims from policies for which we were in a first loss position and with respect to which we would have paid the claim absent the rescission or denial, while approximately $151 million and $110 million, respectively, related to claims where we were in a second loss position. Although claims where we were in a second loss position may not have resulted in a claim payment obligation due to deductibles and other exposure limitations included in our policies, the rescissions and denials for these loans generally have had the effect of protecting the existing deductible or other exposure limitations in the transaction. The amounts referenced above also include a small amount of submitted claims that were subsequently withdrawn by the insured.
A significant portion of our existing default inventory continues to consist of poorly underwritten loans primarily originated during 2005 through 2008. While we expect a high level of rescissions and denials to result from these defaulted loans, we do not expect that rescissions and denials will, in the longer-term, continue to mitigate paid losses at the same levels we have recently experienced. In addition, we can provide no assurance that rescissions and denials, even in the shorter-term, will continue to persist at currently elevated levels, or will continue to materially mitigate paid losses.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in certain circumstances, cancel coverage or deny the claim. In 2012, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have increased both in frequency and in amount, which has contributed to a reduction in the severity of our claim payments during this period. Further, we have identified a significant number of loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which “Appropriate Proceedings” (actions or proceedings such as foreclosure that provide the insured with title to the property) may not have been commenced within the outermost deadline in our master policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the master policy. While we can provide no assurance regarding the outcome of these conversations or the ultimate resolution of these issues, it is possible that this matter could result in arbitration or legal proceedings. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect this trend to continue for the immediate future in light of well publicized issues in the servicing industry and our existing portfolio of aged defaults.
Under our Master Policy, any suit or action arising from any right of the insured under the policy generally must be commenced within two years after such right arose and within three years for certain other policies, including certain pool insurance policies. We have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have led us to reverse a number of our prior decisions regarding rescissions and denials. The total amount of first-lien claims submitted to us for payment that have been rescinded since January 1, 2009, and then subsequently were challenged (“rebutted”) by the lenders and policyholders, but not reinstated, for the period from January 1, 2009 through September 30, 2012, was $769 million. We are currently in active discussions with customers regarding a portion of these rescissions, as well as claims we have denied or curtailed. These discussions, if not resolved, could result in arbitration or judicial proceedings, which could be brought with respect to all rescissions, denials and claim curtailments that have been challenged by such customers.

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken in the United States District Court for the Eastern District, seeking a declaratory judgment that Radian Guaranty properly rescinded mortgage insurance coverage under our Master Policy and delegated underwriting endorsement for approximately 221 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. We may be unsuccessful in this proceeding, or other similar proceedings that may be brought with respect to rescissions, denials and claim curtailments, which may be costly and time consuming. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, under the terms of the GSE Approvals, we may be required to obtain their prior consent for any settlements. There can be no assurance that the GSEs will approve any settlement agreements. The heightened risk of disputes with our customers regarding our increased rescissions, denials and claim curtailments could have a negative impact on our relationships with customers or potential customers, including the potential loss of business and an increased risk of disputes and litigation.
The determination of our reserve for losses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. If the actual amount of rescissions and denials is significantly lower than our estimate, as a result of a greater than anticipated number of successful challenges to our rescissions and denials, litigation, settlements or other factors, or if the levels of rescission and denials decrease faster than we expect, our losses may materially increase, which could have a material adverse effect on our financial condition and results of operations. Similarly, if a significant amount of our claim curtailments are successfully challenged, it could result in our payment of additional claims.
Our financial guaranty portfolio has experienced deterioration as a result of general erosion in credit markets and the overall economy and is susceptible to further deterioration which could have a material adverse effect on the capital adequacy of Radian Guaranty.
During the third quarter of 2008, Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. If our financial guaranty portfolio performs significantly worse than anticipated, including if we are required to establish (or increase) statutory reserves on defaulted obligations that we have insured, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. Any decrease in the capital support derived from our financial guaranty business could, therefore, increase the risk-to-capital ratio of Radian Guaranty, which could lead to our inability to continue to write new mortgage insurance business.
We have guaranteed structured finance obligations that expose us to a variety of complex credit risks, and indirectly, to market, political and other risks beyond those that generally apply to financial guarantees of public finance obligations. We have insured and reinsured certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases and other consumer assets, both funded and synthetic. We have also insured obligations under CDSs, including CDOs of several asset classes, such as corporate debt, TruPs, RMBS, CMBS and other ABS obligations. We have experienced credit deterioration in our financial guaranty structured finance portfolio, particularly in our insured portfolio of TruPs CDOs, and CMBS CDOs, as a result of the general deterioration in the commercial real estate and credit markets and the overall economy. Losses associated with our structured finance insured portfolio are difficult to predict accurately and could have a material adverse effect on our financial condition and operating results, especially given the recent economic disruptions.
In addition to our structured finance risk, we have significant exposure to public finance obligations that are susceptible to default in an economic downturn. Historically, our financial guaranty public finance business has focused on smaller, regional, lower investment-grade issuers and structures that were uneconomical for other financial guarantors to insure. As a result, compared to other monoline financial guarantors, a greater percentage of our total exposure is concentrated in sectors such as healthcare, long-term care and education, which have historically had higher default rates than other public finance sectors. These credits, which generally cover smaller, more rural and specialized issuers, tend to be lower rated and more susceptible to default in an economic downturn.

Our public finance insured portfolio continues to experience some stress from the general economic downturn and slow economic recovery. More hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities have been generally experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our net claim liability related to our healthcare and long-term care credits. We expect the negative trend in this sector to continue through at least the end of 2013 and most likely into 2014, due to the slow economic recovery, federal funding reductions (including the end of federal stimulus revenues and potential sequestration), expected Medicare cuts and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate as discussed below), which collectively are expected to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. We may continue to experience further credit deterioration and municipal defaults in our government-related insured credits, which could require increases in our net claim liability with respect to these credits.
We have seen credit deterioration in our insured portfolio of other tax supported bond transactions, in particular, those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined districts or from special assessments for improvements on certain properties.  Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts.
Our current below investment grade ratings and the potential for future downgrades of our credit ratings or the insurance financial strength ratings assigned to any of our mortgage insurance or financial guaranty subsidiaries could weaken our competitive position and affect our financial condition and future prospects
The credit ratings of Radian Group and the insurance financial strength ratings assigned to our insurance subsidiaries have been downgraded multiple times since 2008, remain below investment grade and may be downgraded again in the future. Although S&P raised the ratings of Radian Group to CCC+ from CCC on October 15, 2012, and also confirmed its financial strength ratings for Radian Guaranty in the same action, these ratings reflect an outlook of Negative and reflect S&P’s views regarding risk of significant adverse reserve development, the trajectory of operating performance and the impact of ongoing losses. On April 17, 2012, Moody’s downgraded Radian Group’s rating to Caa2 from Caa1. This downgrade reflects Moody’s views regarding Radian Group’s current liquidity position, the ongoing stress at our mortgage insurance subsidiaries and Radian Group’s upcoming debt maturities. In the same action, Moody’s confirmed its financial strength ratings for our mortgage insurance and financial guaranty subsidiaries. Although we remain in frequent contact with the rating agencies and have prepared action plans to address rating agency actions, we are generally not provided with much advance notice of ratings decisions, which could come at any time.
On August 25, 2011, S&P published its updated methodologies and assumptions for rating bond insurers, which significantly re-calibrated its bond insurance criteria. The new criteria, among other things, increased capital requirements, especially to obtain S&P’s highest ratings, and added a new leverage test. On November 17, 2011, as a consequence of these updated methodologies and assumptions, S&P downgraded the financial strength ratings of Radian Asset Assurance to B+, and maintained its outlook for Radian Asset Assurance as Negative. On August 2, 2012, S&P affirmed its ratings for Radian Asset Assurance.
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
Further, although we believe the GSEs currently are not as concerned with ratings as they have been in past periods, we do expect them to renew their focus on ratings as markets improve, and any future downgrade of the insurance financial strength ratings for our mortgage insurance business could negatively impact our eligibility status with the GSEs. In addition, to the extent that there is a future restructuring of the U.S. housing finance system, we believe that ratings may once again become a more critical factor in our ability to effectively participate in any such new system.

A ratings downgrade may also make it more difficult for us to successfully raise capital, including by limiting us to terms that are less attractive or not acceptable to us or by limiting the size of such an offering to an amount that would not be sufficient to restore or stabilize our ratings.
The implementation of the Basel II capital and the Basel III guidelines accord may discourage the use of mortgage insurance.
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
In September 2010, the Basel Committee released Basel III guidelines, which will increase the capital requirements of certain banking organizations. In June 2012, federal regulators requested public comments on proposed rules to implement Basel III. Among other provisions, the proposed rules contain a range of risk weightings for residential mortgages held for investment by certain banking organizations, with the specific weighting dependent upon, among other things, a loan’s LTV. Significantly, the proposed Basel III rules do not consider mortgage insurance when calculating a loan’s risk weighting. As a result, the rules, if implemented as proposed, may reduce the incentive of banking organizations to purchase mortgage insurance for loans held for investment. In addition, the proposed Basel III rules continue to afford FHA-insured loans a lower risk weighting than loans with private mortgage insurance, which could give FHA-insured loans a competitive advantage over loans insured by private mortgage insurance. It is uncertain what form the final rules will take and therefore we are not yet able to fully evaluate the potential effects of the Basel III guidelines on our business.
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
The Dodd-Frank Act contains many new regulations and mandates additional significant rulemaking by several regulatory agencies to implement its far reaching provisions. Therefore, the full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses will remain uncertain until the final rules are implemented. The Dodd-Frank Act, among other things:

•
establishes the CFPB to regulate the offering and provision of consumer financial products or services under federal law, including residential mortgages. See “Part II, Item 1—Legal Proceedings” for a discussion of the CFPB investigation regarding captive reinsurance under RESPA;

•
requires securitizers to retain some of the risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are “qualified residential mortgages” (“QRMs”) or are insured by the FHA or another federal agency. The Dodd-Frank Act provides that the definition of QRMs will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance. In March 2011, regulators released a proposed rule that would only include loans with a 20% down payment in the QRM definition and, as required by the Dodd-Frank Act, exempts FHA-insured loans from the risk retention requirements. The proposed rule, however, does not include lower down payment loans that are insured by private mortgage insurance, which would make privately-insured loans less competitive than FHA-insured loans. For information regarding the percentage of our primary risk in force by loan to value ratio (LTV), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—Selected Mortgage Insurance Portfolio Information.” Given the volume of comments that the regulators received in response to its proposed “QRM” definition, it is not known when the final QRM rule will be issued or what it will provide regarding private mortgage insurance;

•
authorizes regulators to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a “qualified mortgage.” If regulators are able to finalize a rule that defines “qualified mortgage” by January 1, 2013, that final rule will become effective one year after the date on which it is finalized; however, there can be no assurance as to what form the definition will take or that regulators will be able to finalize a rule by the January 1, 2013 deadline. If a rule is not finalized by that deadline, then the definition of “qualified mortgage” as set forth in the Act will become effective on that date. Depending on whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank securitization provisions discussed above, or “qualified mortgages” for purposes of the ability to repay provisions, this legislation could materially adversely affect the amount of new mortgage insurance that we write;

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

Item 5. Other Information.
On November 9, 2012, Radian Asset Assurance entered into an agreement (the “Agreement”) with Financial Guaranty Insurance Company (“FGIC”) which, if consummated, would commute the remaining $827 million of outstanding par reinsured by Radian Asset Assurance (the “Commutation”), which represented 13% of Radian Asset Assurance’s total reinsurance portfolio as of September 30, 2012. The portfolio to be commuted includes $196 million of Radian Asset Assurance’s $225 million in net par outstanding as of September 30, 2012, related to Jefferson County, Alabama sewer warrants. See “Management’s Discussion and Analysis—Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2012 Compared to Quarter and Nine Months Ended September 30, 201—Financial Guaranty Exposure Information” for additional information regarding the Jefferson County, Alabama sewer warrants.
A rehabilitation proceeding for FGIC pursuant to Article 74 of the New York Insurance Law currently is pending before the Supreme Court of the State of New York (the “Court”), and the effectuation of the Commutation is subject to approval by the Court of the Agreement and certain related matters. Such approval is within the Court’s sole discretion, and no assurance can be given that the Court will grant such approval or when it will be granted. If the Court grants such approval, Radian Asset Assurance will be required to make a commutation payment to FGIC in the approximate amount of $52.4 million once that approval becomes final in accordance with the Agreement, and the Commutation will become effective upon FGIC’s receipt of such payment. The amount of this payment was determined primarily based on existing loss reserves and unearned premium reserves, and therefore is not expected to have a material impact on our consolidated financial statements or Radian Asset Assurance’s statutory capital position.

Item 6. Exhibits.

Exhibit No.	Exhibit Name
*11	Statement re: Computation of Per Share Earnings
*12	Statement of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
*31	Rule 13a – 14(a) Certifications
**32	Section 1350 Certifications
**101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

November 9, 2012	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*11	Statement re: Computation of Per Share Earnings
*12	Statement of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
*31	Rule 13a – 14(a) Certifications
**32	Section 1350 Certifications
**101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

______________
* Filed herewith.
** Furnished herewith.