Form 10-K
period 2012-12-31
RADIAN GROUP INC
filed 2013-02-22
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $443,466,331 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgment that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.
The number of shares of common stock, $.001 par value per share, of the registrant outstanding on February 19, 2013 was 133,739,400 shares.
_______________________________
DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:

•
changes in general economic and political conditions, including high unemployment rates and weakness in the U.S. housing and mortgage credit markets, a significant downturn in the U.S. or global economies, a lack of meaningful liquidity in the capital or credit markets, changes or volatility in interest rates or consumer confidence and changes in credit spreads, each of, which may be accelerated or intensified by, among other things, legislative activity or inactivity or actual or threatened downgrades of U.S. credit ratings;

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

•
catastrophic events or economic changes in certain geographic regions, including those affecting governments and municipalities, where our mortgage insurance exposure is more concentrated or where we have financial guaranty exposure;

•
our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs, including in particular, additional capital contributions that may be required to support our mortgage insurance business and the repayment of our long-term debt;

•
a reduction in, or prolonged period of depressed levels of, home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards, and general reduced housing demand in the U.S., which may be exacerbated by regulations impacting home mortgage originations, including requirements established under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•
the potential adverse impact on the mortgage origination market and on private mortgage insurers due to increased capital requirements for mortgage loans under proposed interagency rules to implement the third Basel Capital Accord, including in particular, the possibility that loans insured by the Federal Housing Administration (“FHA”) will receive more favorable regulatory capital treatment than loans with private mortgage insurance;

•
our ability to maintain an adequate risk-to-capital position, minimum policyholder position and other surplus requirements for Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary, including, if necessary, our ability to write new mortgage insurance while maintaining a capital position that is not in compliance with risk-based capital requirements imposed in certain states, either through waivers of these limitations or through use of another mortgage insurance subsidiary, and the possibility that state regulators could pursue regulatory actions or proceedings, including possible supervisory or receivership actions, against Radian Guaranty, in the event Radian Guaranty’s capital and financial position is not in compliance with levels that are acceptable to such regulators;

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•
a more rapid than expected decrease in the current elevated levels of mortgage insurance rescissions and claim denials, which have reduced our paid losses and resulted in a significant reduction in our loss reserves, including a decrease in net rescissions or denials resulting from an increase in the number of successful challenges to previously rescinded policies or claim denials, or caused by the government-sponsored entities intervening in mortgage insurers’ loss mitigation practices, including settlements of disputes regarding loss mitigation activities;

•
the negative impact that our loss mitigation activities may have on our relationships with customers and potential customers, including the potential loss of business and the heightened risk of disputes and litigation;

•
the need, in the event that we are unsuccessful in defending our rescissions, denials or claim curtailments, to increase our loss reserves for, and reassume risk on, rescinded loans or denied claims, and to pay additional claims, including amounts previously curtailed;

•	any disruption in the servicing of mortgages covered by our insurance policies, as well as poor servicer performance;

•
adverse changes in the severity or frequency of losses associated with certain products that we formerly offered (and which remain in our insured portfolio) that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•	a decrease in the persistency rates of our mortgage insurance policies, which has the effect of reducing our premium income;

•
heightened competition for our mortgage insurance business from others such as the FHA, the U.S. Department of Veterans Affairs and other private mortgage insurers, including in particular, those that have been assigned higher ratings than we have, that may have access to greater amounts of capital than we do, or that are new entrants to the industry and are therefore not burdened by legacy obligations;

•
changes in the charters or business practices of, or rules or regulations applicable to, Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans that we insure, and our ability to remain an eligible provider to both Fannie Mae and Freddie Mac;

•
changes to the current system of housing finance, including the possibility of a new system in which private mortgage insurers are not required or their products are significantly limited in effect or scope;

•
the effect of the Dodd-Frank Act on the financial services industry in general, and on our mortgage insurance and financial guaranty businesses in particular, including whether and to what extent loans with private mortgage insurance may be considered “qualified residential mortgages” for purposes of the Dodd-Frank Act securitization provisions;

•
the application of existing federal or state laws and regulations, or changes in these laws and regulations or the way they are interpreted, including, without limitation: (i) the resolution of existing, or the possibility of additional, lawsuits or investigations (including in particular investigations and litigation relating to captive reinsurance arrangements under the Real Estate Settlement Practices Act of 1974); and (ii) legislative and regulatory changes (a) impacting the demand for private mortgage insurance, (b) limiting or restricting the products we may offer or increasing the amount of capital we are required to hold, (c) affecting the form in which we execute credit protection, or (d) otherwise impacting our existing businesses;

•	the amount and timing of potential payments or adjustments associated with federal or other tax examinations;

•
the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses, or to estimate accurately the fair value amounts of derivative instruments in determining gains and losses on these instruments;

•	volatility in our earnings caused by changes in the fair value of our assets and liabilities carried at fair value, including our derivative instruments;

•
our ability to realize some or all of the tax benefits associated with our gross deferred tax assets, which will depend on our ability to generate sufficient sustainable taxable income in future periods;

•	changes in accounting principles generally accepted in the United States of America or statutory accounting principles, rules and guidance, or their interpretation; and

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through our tax- and expense-sharing arrangements with our subsidiaries.
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
We are a credit enhancement company with a primary strategic focus on domestic residential mortgage insurance on first-lien loans (“first-lien”). We currently have two operating business segments—mortgage insurance and financial guaranty. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. See “Business—Mortgage Insurance.” We conduct our business primarily through Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary. Our financial guaranty segment previously offered direct insurance and reinsurance on credit-based risks, and also offered credit protection on various asset classes through financial guarantees and credit default swaps (“CDS”). While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio of public finance and structured finance credits. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), is a wholly-owned subsidiary of Radian Guaranty, which allows our financial guaranty business to serve as an important source of capital support for our mortgage insurance business. See “Business—Financial Guaranty.” Prior to January 1, 2011, we also had a third segment—financial services. See “Business—Financial Services.” A summary of financial information for our current business segments for each of the last three fiscal years, and for our former financial services segment for fiscal year 2010, is included in Note 3 of Notes to Consolidated Financial Statements. Radian Group Inc. (“Radian Group”) serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own.
Business Overview and Operating Environment. In recent years, our business has undergone significant changes due to the macroeconomic conditions and specific events that affected the origination environment and the credit performance of our underlying insured assets. The downturn in the housing and related credit markets that began in 2007, as characterized by a decrease in mortgage originations, decline in home prices, mortgage servicing and foreclosure delays, and deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as limited economic growth and a lack of meaningful liquidity in some sectors of the capital markets, have had a significant negative impact on our operating environment and the results of operations for each of our businesses. We are beginning to see signs of improvement in the United States (“U.S.”) economy, including home price appreciation and an increase in mortgage originations, although the U.S. economy and housing market continue to be in a state of recovery and remain relatively weak compared to historical levels. Although improvements in the economic environment have positively impacted our operating environment, there is continued uncertainty about the ultimate losses we will experience in our insured portfolios, particularly our mortgage insurance written during the poor underwriting years of 2005 through 2008 (also sometimes referred to as our “legacy portfolio”). Since 2008, we have undertaken a number of strategic actions and initiatives to respond to negative economic and market conditions, including the following:

•
We significantly tightened our mortgage insurance underwriting standards to focus primarily on insuring high credit quality, first-liens originated in the U.S. and we ceased writing mortgage insurance on non-traditional and other inherently riskier products (referred to collectively, as “non-traditional” risk).

•	We expanded our claims management and loss mitigation efforts to better manage losses in the weak housing market and high default and claim environment.

•
We discontinued writing new financial guaranty business and Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. Although this structure makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business, the structure has provided Radian Guaranty with substantial regulatory capital and, through dividends from Radian Asset Assurance, has increased liquidity at Radian Guaranty.

•
Through a series of risk commutations, discounted security purchases, transaction settlements and terminations, we reduced our direct primary risk in force (“RIF”) associated with our portfolio of mortgage loans originated prior to 2009, as well as our non-traditional mortgage insurance RIF and our net par outstanding on our financial guaranty portfolio.

Our current business strategy primarily is focused on: (i) growing our mortgage insurance business by writing high-quality mortgage insurance in the U.S.; (ii) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (iii) continuing to reduce our financial guaranty exposure; and (iv) pursuing opportunities for increasing Radian Group’s available liquidity and for enhancing Radian Guaranty’s capital position. During 2012 and to date in 2013, we have continued to execute upon this strategy, including the following:

•	In 2012, we wrote $37.1 billion of primary mortgage insurance. Substantially all of our portfolio of insurance written after 2008 is of high credit quality and is expected to generate strong returns.

•
Through the expanded eligibility criteria under the most recent Home Affordable Refinance Program (“HARP”) (see “Regulation—Federal Regulation—Homeowner Assistance Programs”), more borrowers have been able to participate in and benefit from the program and, as of December 31, 2012, approximately 9% of our total primary RIF had successfully completed a HARP refinance.

•
We continue to diversify and expand our customer base, adding more than 300 new customers during 2012. New customers added since 2009 accounted for 32% of our new insurance written (“NIW”) during 2012.

•
During 2012, we improved the risk-to-capital ratio for Radian Guaranty, ending with a risk-to-capital ratio of 20.8 to 1 at December 31, 2012, due to a number of actions we have taken to preserve and maintain Radian Guaranty’s capital position, including: (1) internal and external reinsurance arrangements; (2) reductions and commutations of risk exposure; and (3) realization of statutory investment gains.

•
Radian Asset Assurance continued to reduce its financial guaranty portfolio through a series of risk commutations, transaction settlements and terminations of existing insured transactions. Since June 2008, Radian Asset Assurance has reduced its total net par exposure by 70.7% to $33.7 billion. From 2008 through the end of 2012, Radian Asset Assurance has released financial guaranty contingency reserves of $357.0 million (which has increased Radian Guaranty’s statutory surplus by an equal amount) and has paid $383.8 million in dividends to Radian Guaranty. In January 2013, an additional $6.7 million of contingency reserves were released, and on February 7, 2013, the New York State Department of Financial Services (the “NYSDFS”) approved the release of an additional $61.1 million of contingency reserves of Radian Asset Assurance. See “—Financial Guaranty—Business” for additional information.

•
We completed a number of transactions designed to increase our financial flexibility and conserve our holding company liquidity. In February 2012, Radian Group acquired $146.5 million in aggregate principal amount of its outstanding Notes due in 2013 (the “2013 Notes”) pursuant to a tender offer, for a price of $900 per $1,000 principal amount of 2013 Notes, which represented 59% of the principal amount of the 2013 Notes outstanding. During the second and third quarters of 2012, Radian Group purchased an additional $24.1 million in aggregate principal amount of the outstanding 2013 Notes. The remaining $79.4 million principal amount of the 2013 Notes was repaid at maturity on February 15, 2013. On January 4, 2013, Radian Group exchanged an aggregate of $195.2 million principal amount of its 5.375% Senior Notes due 2015 (the “Exchange Offer”) for the same aggregate principal amount of 9.000% Senior Notes due 2017 and additional aggregate cash consideration of $4.9 million. We have approximately $296.2 million in immediately available unrestricted cash and liquid investments at the holding company after the recent repayment of the 2013 Notes.

Our businesses have been significantly impacted by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. Freddie Mac and Fannie Mae are the primary beneficiaries of the majority of our mortgage insurance policies and the Federal Housing Administration (“FHA”) is currently our primary competitor outside of the private mortgage insurance industry (see “Regulation—Federal Regulation—The GSEs and FHA”). Federal and state efforts to support homeowners and the housing market have had a positive impact on our business (see “Regulation—Federal Regulation—Homeowner Assistance Programs”). Various regulatory agencies are now in the process of developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that are expected to have a significant impact on the housing finance industry and the credit markets in general. Additionally, the U.S. Congress (“Congress”) is engaged in planning for the reform of the housing finance market, including the future roles of Fannie Mae and Freddie Mac (referred to collectively as, the “Government Sponsored Enterprises” or “GSEs”) and the FHA (see “Regulation—Federal Regulation—The GSEs and FHA—Housing Finance Reform and—The Dodd-Frank Act”).

Background.  Radian Group has been incorporated as a business corporation under the laws of the State of Delaware since 1991. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.
Additional Information.  Our website address is www.radian.biz. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). In addition, copies of our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each committee of our board of directors are available free of charge on our website, as well as in print, to any stockholder upon request. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this report.

II.	Mortgage Insurance

A.	Business
Our mortgage insurance segment provides insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Fannie Mae.

1.	Traditional Risk
Traditional types of private mortgage insurance include “primary mortgage insurance” and “pool insurance.” We currently offer only primary mortgage insurance. In the past, we also offered pool insurance on a limited basis.
Primary Mortgage Insurance. Primary mortgage insurance provides protection against mortgage defaults at a specified coverage percentage. When there is a valid claim under primary mortgage insurance, the maximum liability is determined by multiplying the claim amount, which consists of the unpaid loan principal, plus past due interest (which is capped at a maximum of two years) and certain expenses associated with the default, by the coverage percentage. Claims may be settled for the maximum liability or for other amounts. See “Mortgage Insurance—Claims Management” below.
We provide primary mortgage insurance on a flow basis and we have also provided primary mortgage insurance on a “structured” basis (in which we insure a group of individual loans). In flow transactions, mortgages typically are insured as they are originated, while in structured transactions, we typically provide insurance on a group of mortgages after they have been originated. A portion of our structured business has been written in a “second loss” position, meaning that we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given set of loans. Most of our structured mortgage insurance transactions involved non-prime mortgages (non-prime mortgages include Alternative-A (“Alt-A”), A minus and B/C mortgages, each of which are discussed below under “Mortgage Insurance—Direct Risk in Force—Mortgage Characteristics”) and mortgages with higher than average loan balances. A single structured mortgage insurance transaction may be provided on a primary basis or, as discussed below, on a pool basis; and some structured transactions include both primary and pool insured mortgages. Included in our primary mortgage insurance is modified pool insurance, which differs from standard pool insurance in that it includes an exposure limit on each individual loan, as well as an aggregate limit of loss for the entire pool of loans.
We wrote $37.1 billion and $15.5 billion of first-lien primary mortgage insurance in 2012 and 2011, respectively. All of our primary mortgage insurance written during 2012 and 2011 was written on a flow basis. Primary insurance on first-liens made up $34.4 billion or 94.9% of our total direct first-lien insurance RIF at December 31, 2012, compared to $30.7 billion or 93.7% at December 31, 2011.
Pool Insurance. We have not written pool insurance since 2008. Prior to that, we wrote pool insurance on a limited basis. Pool insurance differs from primary insurance in that our maximum liability on each loan is not limited to a specific coverage percentage on that individual mortgage. Instead, an aggregate exposure limit, or “stop loss” (generally between 1% and 10%), is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many of our pool policies were written in a second loss position. We believe the stop loss and second loss features have been important in limiting our ultimate liability on individual pool transactions.

We wrote much of our pool insurance in the form of structured transactions, including whole loan sales and credit enhancement on loans included in residential mortgage-backed securities (“RMBS”). An insured pool of mortgages may contain mortgages that are already covered by primary mortgage insurance. In these transactions, pool insurance is secondary to any primary mortgage insurance that exists on mortgages within the pool.
Pool insurance made up approximately $1.8 billion or 5.1% of our total direct first-lien insurance RIF at December 31, 2012, as compared to $2.1 billion or 6.3% at December 31, 2011.

2.	Non-Traditional Risk
In addition to traditional mortgage insurance, we also provided other forms of credit enhancement on residential mortgage assets. We stopped writing this “non-traditional” business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Since 2007, we have been pursuing opportunities to reduce our non-traditional mortgage insurance RIF through a series of commutations, transaction settlements and terminations. Our total amount of non-traditional RIF was $148.0 million at December 31, 2012, as compared to $214.0 million at December 31, 2011.
Our non-traditional products have been highly susceptible to the disruption in the housing and subprime mortgage markets and related credit markets that began during 2007. These non-traditional products included:

•
Second-Lien Mortgages (“Second-Lien”). This product provided insurance on second-liens. This type of insurance is considered more risky than first-lien business as these loans are subordinate to first-liens, and therefore, the borrower’s ability to repay on these loans depends on the borrower’s ability to satisfy both the first-lien and second-lien.

•
Credit Enhancement on Net Interest Margin Securities (“NIMS”) Bonds.  NIMS bonds represent the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security (“MBS”) comprised mostly of subprime mortgages. We offered credit enhancement that covers any principal and interest shortfalls on the insured NIMS bonds or a portion of the bonds.

In 2008, we stopped writing new international business and have terminated most of our international mortgage insurance risk, with the exception of our insured portfolio in Hong Kong. While we are no longer writing new business in Hong Kong, we continue to insure the existing book of business, which has experienced a low default rate.

3.	Premium Rates
We set our premium rates at origination when coverage is established. Premiums for our mortgage insurance products are established based on performance models that consider a broad range of borrower, loan and property characteristics. We set our premium levels commensurate with anticipated policy performance assumptions, including, without limitation, our expectations and assumptions about the following factors: (1) the likelihood of default; (2) how long the policy will remain in place; (3) the costs of establishing the policy; (4) taxes; and (5) the capital that is required to support the insurance. Our performance assumptions for claim frequency and policy life are developed based on internally developed data, as well as data generated from independent, third-party sources. The assumptions used in setting our premiums that relate to policy coverage, expenses and capital, are based on data and models that are developed internally. Premium levels are set to achieve an appropriate, risk-adjusted rate of return on capital given modeled performance expectations.
Premiums on our mortgage insurance products are paid either on a monthly installment basis (monthly premiums), in a single payment at origination (single premiums), as a combination of up-front premium at origination plus a monthly renewal, or in some cases as an annual or multi-year premium. For monthly paid premiums, we receive a monthly premium payment and provide ongoing loan level coverage, as long as the premiums continue to be paid. For single premium insurance, we receive a single premium payment that is paid at origination and provides coverage for the life of the loan subject to certain conditions. In addition, for our split premium products, we receive a single premium payment when the loan is made, plus ongoing monthly renewal premiums. Approximately 65% of our NIW in 2012 was written with monthly premiums or split premiums, and 35% was written with single premiums.
Mortgage insurance premiums can be financed through a number of methods and can either be paid by the borrower or by the lender. Borrower-paid mortgage insurance premiums can be paid either through separate escrowed amounts or financed as a component of the mortgage loan amount. Lender paid mortgage insurance premiums are paid by the lender and are typically passed through to the borrower in the form of additional origination fees or a higher interest rate on the mortgage note.

4.	Underwriting
Loans are underwritten to determine whether they are eligible for our mortgage insurance. We perform this function directly or, alternatively, we delegate to our customers the ability to underwrite the loans based on agreed-upon underwriting guidelines.
Delegated Underwriting.  Through our delegated underwriting program, certain customers that have been approved by us, are able to underwrite loans based on agreed-upon underwriting guidelines. Our delegated underwriting program currently involves only lenders that are approved by our risk management group. Delegated underwriting allows our customers to commit us to insure loans meeting agreed-upon guidelines. This enables us to meet lenders’ demands for immediate insurance coverage. With delegated underwriting, because the underwriting is being performed by third parties, we have additional rights to rescind coverage if there is a deviation from our agreed-upon underwriting guidelines. Additionally, any fraud or misrepresentation in the loan origination process would provide us with rights to rescind coverage. During the second quarter of 2012, we began offering a limited rescission waiver program for our delegated underwriting customers, in which we agree not to rescind coverage due to non-compliance with our agreed-upon underwriting guidelines so long as the borrower makes 36 consecutive payments (commencing with the initial required payment) from his or her own funds. As part of this program, we may require that some or all of the loans underwritten through the program be evaluated under an approved fraud model as part of the origination process. This program does not restrict our rights to rescind coverage in the event of fraud or misrepresentation in the origination of the loans we insure. As of December 31, 2012, approximately 79% of our primary first-lien insurance in force had been originated on a delegated basis, compared to 83% as of December 31, 2011. See “Risk Factors—Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.”
Non-Delegated Underwriting. Lenders that either do not qualify for or choose not to participate in our delegated underwriting program can submit loan files to us and we will perform the underwriting. In addition, lenders participating in our delegated underwriting program may choose not to use their delegated authority, and instead may submit loans directly to us. For those loans underwritten by us, we generally do not have the same rescission remedies for breach of representations or warranties that we do with respect to delegated underwriting. We mitigate the risk of employee underwriting error through quality control sampling and performance monitoring. As of December 31, 2012, approximately 21% of our total first-lien insurance in force had been originated on a non-delegated basis, compared to 17% as of December 31, 2011.
Contract Underwriting.  In our mortgage insurance business, we also have a contract underwriting program through which we provide an outsourced underwriting service to our customers. For a fee, we underwrite our customers’ loan files for secondary market compliance (e.g., for sale to the GSEs), and may concurrently assess the file for mortgage insurance. During 2012, loans underwritten through contract underwriting accounted for 5.0% of insurance certificates issued as part of our flow business. These loans are included within the non-delegated underwriting percentages discussed above.
Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer by purchasing the loan, by placing additional mortgage insurance on the loan or by indemnifying the customer against loss up to a maximum specified amount. During 2012, we paid losses related to these remedies of approximately $8.0 million. Beginning in 2008, we limited the recourse available to our contract underwriting customers to apply only to those loans that we are simultaneously underwriting for compliance with secondary market compliance and for potential mortgage insurance. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.

B.	Direct Risk in Force
Our business traditionally has involved taking credit risk in various forms across a range of asset classes, products and geographies. Credit risk is measured in our mortgage insurance business as RIF, which approximates the maximum loss exposure that we have at any point in time.

The following table shows the direct RIF (by form of insurance and loan type), before consideration of reinsurance, associated with our mortgage insurance segment as of December 31, 2012 and 2011:

	December 31,
(In millions)	2012	2011
Primary:
Prime	$30,348	$26,011
Alt-A	2,404	2,825
A minus and below	1,620	1,856
Total Primary	34,372	30,692
Pool	1,834	2,068
Second-lien	94	131
NIMS and other	54	83
Total Direct Mortgage Insurance RIF	$36,354	$32,974
The following discussion mainly focuses on our direct primary RIF, which represents approximately 94.5% of our total mortgage insurance RIF at December 31, 2012. For additional information regarding our pool and non-traditional mortgage insurance RIF, see “—Business—Mortgage Insurance—Business—Traditional Risk” and “—Business—Mortgage Insurance—Business—Non-Traditional Risk.”
We analyze our portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	general economic conditions (in particular home prices and unemployment);

•	the age of the loans insured;

•	the geographic dispersion of the properties securing the insured loans and the condition of the housing market;

•	the quality of underwriting decisions at loan origination; and

•	the characteristics of the loans insured (including loan-to-value (“LTV”), purpose of the loan, type of loan instrument and type of underlying property securing the loan).

1.	Direct Primary RIF by Year of Policy Origination
The following table shows our RIF by year of origination and selected information related to that risk as of December 31, 2012:

	December 31, 2012
($ in millions)	RIF	Number of Defaults	Delinquency Rate	Percentage of Reserve for Losses	Average FICO (1) at Origination	Original Average LTV
2005 and prior	$5,657	34,542	17.9%	31.9%	682	91.1%
2006	2,735	16,110	23.1	17.9	690	92.1
2007	6,059	28,476	22.3	35.8	702	93.4
2008	4,582	12,299	13.3	12.9	728	91.8
2009	2,021	1,154	2.6	1.1	756	90.4
2010	1,726	273	0.8	0.3	765	91.0
2011	2,956	205	0.4	0.1	762	91.6
2012	8,636	110	0.1	—	761	91.7
Total	$34,372	93,169		100.0%
_________________________

(1)	Fair Isaac Corporation (“FICO”).

A significant portion of our total mortgage insurance in force (and consequently our premiums earned) is derived from policies written in prior years. Therefore, the amount of policy cancellations and the period of time that our policies remain in force can have a significant impact on our revenues and our results of operations. One measure for assessing the impact of policy cancellations on insurance in force is our persistency rate, defined as the percentage of insurance in force that remains on our books after any 12-month period. Because most of our insurance premiums are earned over time, higher persistency rates on monthly insurance policies enable us to recover more of our policy acquisition costs and generally result in increased profitability. Conversely, assuming all other factors remain constant, higher persistency rates lower overall profitability on single premium business, as the premium revenue for our single premium policies is the same regardless of the actual life of the insurance policy. At December 31, 2012, the persistency rate of our primary mortgage insurance declined to 81.8% from 85.4% at December 31, 2011, primarily due to declining interest rates and increased refinance activity. Historically, there is a close correlation between low or declining interest rate environments and lower persistency rates, primarily as a result of increased refinance activity. However, in recent years, despite historically low interest rates, our persistency rate has remained high, as many borrowers have been unable to refinance due to home price depreciation, the weak housing market and limited access to mortgage credit.

2.	Geographic Dispersion
The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 10 states in the U.S. (measured by primary mortgage insurance RIF as of December 31, 2012) as of December 31, 2012 and 2011:

	December 31,
	2012		2011
Top Ten States	RIF	Reserve for Losses	RIF	Reserve for Losses
California	12.8%	10.5%	11.8%	11.8%
Florida	6.8	17.9	7.7	18.0
Texas	6.3	2.9	6.1	3.2
Illinois	5.5	6.8	5.4	6.1
Georgia	4.4	3.8	4.6	4.2
New Jersey	4.0	6.2	3.9	5.2
Ohio	3.8	3.2	4.2	3.0
New York	3.6	5.9	4.0	5.3
Pennsylvania	3.3	2.9	3.2	2.5
Arizona	3.2	3.1	3.0	3.9
Total	53.7%	63.2%	53.9%	63.2%

The following table shows the percentage of our direct primary mortgage insurance RIF and the associated percentage of our mortgage insurance reserve for losses (by location of property) for the top 15 metropolitan statistical areas (“MSAs”) in the U.S. (measured by primary mortgage insurance RIF as of December 31, 2012) as of December 31, 2012 and 2011:

	December 31,
	2012		2011
Top Fifteen MSAs	RIF	Reserve for Losses	RIF	Reserve for Losses
Chicago, IL	4.4%	5.6%	4.2%	5.0%
Atlanta, GA	3.4	3.0	3.5	3.4
Los Angeles - Long Beach, CA	2.6	2.0	2.3	2.2
Washington, DC-MD-VA	2.6	1.7	2.3	1.6
Phoenix/Mesa, AZ	2.4	2.1	2.1	2.8
New York, NY	2.1	3.5	2.3	3.2
Houston, TX	2.0	1.0	2.0	1.1
Minneapolis-St. Paul, MN-WI	1.7	1.2	1.5	1.4
Denver, CO	1.7	0.6	1.4	0.8
Dallas, TX	1.6	0.7	1.4	0.8
Philadelphia, PA	1.5	1.0	1.4	0.9
Riverside-San Bernardino, CA	1.5	2.0	1.6	2.2
Seattle, WA	1.4	1.5	1.3	1.4
Portland, OR	1.3	0.9	1.2	0.9
San Diego, CA	1.2	0.7	1.0	0.8
Total	31.4%	27.5%	29.5%	28.5%

3.	Mortgage Characteristics
Although geographic dispersion is an important component of our overall risk diversification, we believe that other factors also contribute significantly to the quality of the RIF, including product distribution and our risk management and underwriting practices.
LTV. An important indicator of claim incidence in our mortgage insurance business is the relative amount of a borrower’s equity that exists in a home. Generally, absent other mitigating factors such as high FICO scores and other credit factors, loans with higher LTVs at inception (i.e., smaller down payments) are more likely to result in a claim than lower LTV loans. For example, absent other mitigating factors, claim incidence on mortgages with LTVs between 90.01% and 95% is generally higher than the claim incidence on mortgages with LTVs between 85.01% and 90%. We have insured a significant number of loans with LTVs between 95.01% and 100% and a small number of loans having an LTV over 100%. In 2010, after having discontinued writing insurance on mortgages with LTVs higher than 95% for a period of time, we resumed writing business on loans with LTV ratios between 95.01% and 97% on a limited basis, subject to high credit standards. (See the “Percentage of primary NIW” table in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, Insurance in Force, RIF” for a breakdown of the composition of our NIW by LTV.) The average LTV of our primary NIW in 2012 was 90.64%, compared to 90.45% and 89.83% in 2011 and 2010, respectively.
Loan Grade. The risk of claim on non-prime loans is significantly higher than that on prime loans. We generally define prime loans as loans where the borrower’s FICO score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines (as compared to Alt-A loans discussed below) and/or the GSE guidelines for fully documented loans. Substantially all of our primary NIW since 2009 has consisted of prime loans. Prime loans comprised 88.3% of our primary RIF at December 31, 2012, compared to 84.8% at December 31, 2011. We expect that prime loans will continue to constitute substantially all of our primary NIW for the foreseeable future.

We generally define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the loan documentation has been reduced. Because of the reduced documentation, we consider Alt-A loans to be more risky than prime loans, particularly Alt-A loans to borrowers with FICO scores below 660. We have insured Alt-A loans with FICO scores ranging from 620 to 660. Alt-A loans tended to have higher loan balances than other loans that we insure because they were often more heavily concentrated in higher-cost areas.
We generally define A minus loans as loans where the borrower’s FICO score ranges from 575 to 619. We also classify loans with certain characteristics originated within the GSE automated underwriting system as A minus loans, regardless of the FICO score.
We generally define B/C loans as loans where the borrower’s FICO score is below 575. Certain structured transactions that we insured contained a small percentage of B/C loans.
Adjustable Rate Mortgages (“ARMs”); Interest-Only Mortgages. We consider loans to be ARMs if the interest rate for those loans will reset at any point during the life of such loans. Our claim frequency on insured ARMs has been higher than on fixed-rate loans. In many cases, the higher propensity to default can be attributed to “payment shocks” after the initial fixed interest rate period expires and the loan becomes subject to monthly payment increases that occur when interest rates rise. It has been our experience that the credit performance of loans subject to reset five years or later from origination are less likely to result in a claim than ARMs with shorter fixed periods.
We also have insured ARMs that provide the borrower with a number of different payment options (“Option ARMs”). One of these options is a minimum payment that is below the full amortizing payment, which results in interest being capitalized and added to the loan balance so that the loan balance continually increases. This process is referred to as negative amortization. As of December 31, 2012, Option ARMs represented approximately 1.6% of our primary mortgage insurance RIF compared to 2.2% at December 31, 2011. We have not written any insurance on Option ARMs since 2007.
We also have insured interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. Interest rates on interest-only mortgages may reset, in which case we would consider this to be an ARM, or may be fixed. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity in the underlying property as payments are made. At December 31, 2012, interest-only mortgages represented approximately 4.6% of our primary mortgage insurance RIF compared to 6.2% at December 31, 2011. We have not written any insurance on interest-only mortgages since early 2011.
As of December 31, 2012, our exposure to ARMs represented approximately $2.9 billion or 8.4% of our primary RIF. Approximately 68.6% of the ARMs we insure, including Option ARMs and interest-only ARMs, have already had initial interest rate resets. An additional 8.5%, 4.5% and 4.7% are scheduled to have initial interest rate resets during 2013, 2014 and 2015, respectively.
Property Type. Our risk of loss also is affected by the type of property securing our insured loans and we have adjusted our underwriting guidelines to limit our exposure to certain property types. For example, we are not currently writing insurance on multiple unit properties with more than two units.
We believe loans on single-family detached housing are less likely to result in a claim than loans on other types of properties. Conversely, we generally consider loans on attached housing types, particularly condominiums and cooperatives, to be more volatile due to the higher density of these properties.
Occupancy Type. We believe that loans on non-owner-occupied homes purchased for investment purposes are more likely to result in a claim than loans on either primary or second homes. We believe that borrowers of non-owner-occupied homes are more likely to neglect or forego maintenance and repairs on these homes, which can cause the value of the house to decline.

Loan Purpose. We also believe that loan purpose impacts our risk of loss. It has been our experience that cash-out refinance loans, where a borrower receives cash in connection with refinancing a loan, are more likely to result in a claim than loans originated with the purchase of a home or loans that are refinanced for rate and term.
Loan Size. It has been our experience that higher-priced properties with larger mortgage loan amounts experience wider fluctuations in value than moderately priced residences and are more likely to result in a claim. The average loan size of our primary mortgage insurance in force (by product) as of December 31, 2012, 2011 and 2010 was as follows:

	December 31,
(In thousands)	2012	2011	2010
Prime	$184.9	$174.2	$170.0
Alt-A	193.2	196.3	202.0
A minus and below	131.4	131.9	134.2
Total	$182.1	$172.8	$170.0

C.	Defaults and Claims
Defaults. The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until we are notified that the borrower has missed at least two monthly payments.
Defaults can occur due to a variety of factors, including death or illness, divorce or other family problems, unemployment, overall changes in economic conditions, housing value changes that cause the outstanding mortgage amount to exceed the value of a home or other events. Depending on the type of loan, default rates may be affected by rising interest rates or an accumulation of negative amortization. Involuntary defaults are those that occur due to a borrower’s inability to pay and are due to factors generally outside the control of the borrower (e.g., job loss, unexpected interest rate changes or death). Voluntary defaults are those where the borrower is unwilling to pay and chooses to walk away from his or her mortgage obligation despite the ability to continue to pay. Voluntary defaults often are caused by significant declines in property values where the borrower makes a decision not to continue to support a mortgage balance that exceeds the value of the home. Voluntary defaults may be exacerbated by the fact that many borrowers in the past were not required to pay closing costs or make a significant, if any, down payment on their homes, leaving these borrowers with little incentive to remain in their homes when values have depreciated. In addition, we believe that some borrowers may voluntarily default on their mortgages to take advantage of loan modification programs.
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

The following graph shows the trend of the number of primary defaults by each vintage year as of the end of each quarter following the year of original policy issuance.

Primary Default Count by Vintage
60,000
50,000
40,000
30,000
20,000
10,000
0
# of loans
2007
2006
2005
1H 2008 (1)
2004
2003
2002
2001
2H 2008 (2)
2012
2011
2010
2009
1
3
5
7
9
11
13
15
17
19
21
23
25
27
29
31
33
35
37
39
41
43
45
47
# of quarters since origination

(1) First Half of 2008
(2) Second Half of 2008

Our legacy portfolio of business written in 2005 through 2008 contained a significant number of poorly underwritten and higher risk loans. As a result of these loan characteristics and the economic downturn that began in 2007, we have experienced substantially higher ultimate loss ratios for our legacy portfolio than in previous policy years. In 2008, we implemented a number of changes to our underwriting guidelines aimed at improving the risk characteristics of the loans we insure. As a result of these more restrictive underwriting guidelines, the default rates for RIF originated beginning in the second half of 2008 have significantly improved, in particular when compared to the 2005 through the first half of 2008 portfolios. Beginning in 2009, our mortgage insurance RIF consists of loans with significantly improved risk characteristics, including predominantly prime credit quality, with FICO scores of 740 or above and LTV ratios lower than any of our previous policy years.

The following table shows the states with the highest number of primary insurance defaults (measured as of December 31, 2012) and the corresponding percentage of total defaults as of the dates indicated:

	December 31,
	2012		2011		2010
States with highest number of defaults:
Florida	15,415	16.5%	18,265	16.5%	20,685	16.5%
California	6,101	6.5	8,457	7.6	10,815	8.6
Illinois	6,034	6.5	6,869	6.2	7,203	5.7
Ohio	4,601	4.9	5,277	4.8	5,833	4.7
New Jersey	4,587	4.9	4,523	4.1	4,340	3.5
Claims. Mortgage insurance claim volume is influenced by the circumstances surrounding the default. The rate at which defaults cure, and therefore, do not go to claim, depends in large part on a borrower’s financial resources and circumstances, local housing prices and housing supply (i.e., whether borrowers may cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates and regional economic conditions. In our first-lien insurance business, the insured lender must acquire title to the property before submitting a claim. It can take anywhere from three months to five years for a lender to acquire title to a property through foreclosure, depending on the state. Historically, on average, we do not receive a request for claim payment until approximately 18 months following a default on a first-lien. This time lag has increased in recent years, as we have observed a slowdown in foreclosures (and consequently, a slowdown in claims submitted to us) largely due to foreclosure moratoriums imposed by various government entities and lenders and increased scrutiny within the mortgage servicing industry and foreclosure process. In our second-lien insurance business, foreclosure is not required and claims are typically submitted based on a contractual number of days that a borrower is in default. As a result, we typically are required to pay a claim much earlier, within approximately 150 days of a borrower’s missed payment.
Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy, and on non-prime business during the first year.
The following table shows direct claims paid by policy origination year (measured as of December 31, 2012) as of the periods indicated:

	December 31,
($ in millions)	2012		2011		2010
Direct claims paid by origination year (first-lien):
2005 and prior	$268	26.4%	$333	22.7%	$531	36.1%
2006	194	19.1	331	22.5	345	23.5
2007	403	39.8	634	43.1	506	34.5
2008	137	13.5	166	11.3	85	5.8
2009	11	1.1	6	0.4	1	0.1
2010	1	0.1	—	—	—	—
2011	—	—	—	—	—	—
Total direct claims paid	$1,014	100.0%	$1,470	100.0%	$1,468	100.0%

The following table shows the states with the highest direct claims paid (measured as of December 31, 2012) as of the dates indicated:

	Year Ended December 31,
(In millions)	2012	2011	2010
States with highest direct claims paid (first-lien):
California	$168.0	$255.7	$344.1
Florida	138.8	216.2	235.8
Arizona	83.8	139.7	140.7
Georgia	57.1	78.4	85.2
Illinois	56.8	64.8	61.5
Claim Severity. In addition to claim volume, claim severity is another significant factor affecting losses. The severity of a claim is determined by dividing the claim paid by the original loan amount. The main determinants of the severity of a claim are the size of the loan, the amount of mortgage insurance coverage placed on the loan and the impact of our loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity, as do actions we may take to reduce claim payment due to servicer negligence, as discussed below in “Claims Management.” The average claim severity for loans covered by our primary insurance was 25.5% for 2012, compared to 27.2% in 2011 and 27.4% in 2010. The average claim severity for loans covered by our pool insurance was 46.0% for 2012, compared to 45.1% in 2011 and 48.1% in 2010.
Loss Reserves. We do not establish loss reserves upon the origination of any insured loan. Rather, we establish reserves for losses when we are notified that a borrower has missed at least two monthly payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees. We maintain an extensive database of default and claim payment history and we use models, based on a variety of loan characteristics, including the status of the loan as reported by the entity servicing the loan and the type of loan product, to determine the likelihood that a default will reach claim status (the “default to claim rate”). We also forecast the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim, which is also impacted by claim curtailments. Based on these estimates at a given point in time, we arrive at our estimate of loss reserves as of that time. A detailed description of our reserve policy and methodology is contained in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” and in Notes 2 and 10 of Notes to Consolidated Financial Statements.

D.	Claims Management
We have significant resources dedicated to our mortgage insurance claims management department in order to effectively manage losses in a high default and claim environment. Claims management pursues opportunities to mitigate losses both before and after claims are received.
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

(2)	pay the amount of the claim required to make the lender whole, commonly referred to as the “deficiency amount” (not to exceed our maximum liability), following an approved sale; or

(3)	pay the full claim amount and acquire title to the property.

In 2012, we have observed an increase in the number of short sales, as described further below. A substantial portion of these short sales result in payment of a deficiency amount that is equal to the maximum liability amount, while in other cases, the deficiency amount is less than our maximum liability amount.
Approved sales in which the underlying property has been sold for less than the outstanding loan amount (commonly referred to as “short sales”) have become an increasing portion of our total claim payments. Under our master insurance policy, we retain the right to consent prior to the consummation of any short sales. Historically, we have consented to a short sale only after reviewing various factors, including among other items, the sale price relative to market and the ability of the borrower to contribute to the deficiency amount. In 2012, we entered into an agreement with the GSEs, pursuant to which we delegated to the GSEs our prior consent rights with respect to short sales on loans owned by the GSEs, subject to such sales meeting the GSE guidelines and processes for short sales as well as certain other factors set forth in the agreements with the GSEs. As a result, instead of reviewing each individual transaction prior to short sale with respect to GSE loans, we instead perform a post claim quality review of these short sales to ensure that they are meeting the specified requirements. We have the ability to terminate our agreements with the GSEs upon 60 days notice. For those loans that are not owned by the GSEs, we continue to perform an individual analysis of each proposed short sale and to provide our consent for these sales, as we believe appropriate.
After a claim is received, our loss management specialists focus on:

•
a review to ensure that program compliance and our policy requirements have been met, including: (i) whether the loan qualified for insurance at the time the certificate of coverage was issued; and (ii) whether the insured has satisfied its obligation in meeting all necessary conditions in order for us to pay a claim (commonly referred to as “claim perfection”);

•	analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;

•	responses to real estate owned loss mitigation opportunities presented by the insured; and

•	aggressive management and disposal of acquired real estate.
Claim Denials. We may deny a claim if the servicer does not produce documents necessary to perfect a claim, including evidence that the insured has acquired title to the property, within the time period specified in our master insurance policy. Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. If, after requests by us, the loan origination file or other servicing documents are not provided to us, we deny the claim. Under the terms of our master insurance policy, our insureds must provide to us the necessary documents to perfect a claim within one year after their acquisition of title to the property through foreclosure or otherwise. If we deny a claim, we continue to allow the insured the ability to perfect the claim during the one-year period specified in our master insurance policy. In those circumstances when the insured successfully perfects the claim within our specified timelines, we will process the claim, including a review of the loan to ensure appropriate underwriting and servicing.
Rescissions. We have the legal right, under certain conditions, to unilaterally rescind coverage on our mortgage insurance policies. Under the terms of our master insurance policy, we have 60 days after a claim is received to pay the claim (assuming it has been perfected), subject to various conditions that may toll this 60 day period, such as the insured providing additional items necessary for us to complete a review of the claim. If we determine that a loan did not qualify for insurance, as part of our internal procedures, we issue an “intent to rescind” letter that explains the basis of our decision and provides the insured with a period of up to 90 days from the date of the letter to challenge or rebut our decision. We are not contractually obligated under the terms of our master insurance policy to provide the insured with this opportunity to rebut our decision to rescind coverage.
Typical events that may give rise to our right to rescind include the following: (i) we insure a loan under our master insurance policy in reliance upon an application for insurance that contains a material misstatement, misrepresentation or omission, whether intentional or otherwise, or that was issued as a result of any act of fraud, subject to certain exceptions; or (ii) we find that there was negligence in the origination of a loan that we insured. We also have rights of rescission arising from a breach of the insured’s representations and warranties contained in an endorsement to our master insurance policy that is required with our delegated underwriting program. In certain circumstances, we may seek to rescind structured transactions for breach of representations and warranties pertaining to the insured loans having been underwritten in accordance with the agreed underwriting guidelines and in the absence of any fraud or misrepresentation.

If a rebuttal to our decision to rescind is received and the insured provides additional information supporting the continuation (i.e., non-rescission) of coverage, the claim is re-examined internally by a second, independent group of individuals. If the additional information supports the continuation of coverage, the insurance is reinstated and the claim is paid. After completion of this process, if we determine that the loan did not qualify for coverage, the insurance certificate is rescinded (and the premium refunded) and we consider the rescission to be final and resolved. Although we may make a final determination internally with respect to a rescission, it is possible that a challenge to our decision to rescind coverage may be brought during a specified period of time after we have rescinded coverage. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose, and within three years for certain other policies, including certain pool insurance policies.
Claim Curtailments. In addition, we have rights under our master insurance policy to curtail, and in some circumstances, deny claims due to servicer negligence. Examples of servicer negligence may include, without limitation:

•	a failure to report information to us on a timely basis as required under our master insurance policy;

•	a failure to pursue loss mitigation opportunities presented by borrowers, realtors and/or any other interested parties;

•
a failure to pursue loan modifications and/or refinancings through programs available to borrowers or an undue delay in presenting claims to us (including as a result of improper handling of foreclosure proceedings), which increases the interest (up to a maximum of two years) or other components of a claim we are required to pay; and

•	a failure to initiate and diligently pursue foreclosure or other appropriate proceedings within the timeframe specified in our master insurance policy.
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
Our mortgage insurance business employs a comprehensive risk management function, which is responsible for establishing our credit and counterparty risk policies, monitoring compliance with our policies, portfolio management and communication of credit related issues to management and the credit committee of our board of directors.

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
We manage the allocation of capital within our mortgage insurance business by, among other things, establishing portfolio limits for product type, loan attributes, geographic concentration and counterparties. We also identify, evaluate and negotiate potential transactions for terminating insurance risk and for distributing risk to others through reinsurance arrangements discussed below under “Reinsurance—Ceded.”
As part of our portfolio management function, we monitor and analyze the performance of various risks in our mortgage insurance portfolio. We use this information to develop our mortgage credit risk and counterparty risk policies, and as a component of our default and prepayment analytics.
We have a valuation group that analyzes the current composition of our mortgage insurance portfolio and monitors for compliance with our internally defined risk parameters. This analysis involves assessing risks to the portfolio from the market (e.g., the effects of changes in home prices and interest rates) and analyzing risks from particular lenders, products and geographic locales.

3.	Credit Analytics
We establish and maintain mortgage-related, credit risk policies that reflect our willingness to accept risk regarding counterparty, portfolio, operational and structured risks involving mortgage collateral. We establish risk guidelines for product types and loan attributes. Quality control is a key element of our credit analytics function, and as part of our quality control program, we audit individual loan files to examine underwriting decisions for compliance with agreed-upon underwriting guidelines. These audits are conducted across loans submitted through our delegated and non-delegated underwriting channels.

4.	Loss Mitigation
We have a dedicated loss mitigation group that works with servicers to identify and pursue loss mitigation opportunities for loans in both our performing and non-performing (defaulted) portfolios. This work includes regular surveillance and benchmarking of servicer performance with respect to default reporting, borrower retention efforts, foreclosure alternatives and foreclosure processing. Through this process, we seek to hold servicers accountable for their performance and communicate to servicers identified best practices for servicer performance. In addition, as part of our loss mitigation efforts, we continue to support and participate in the large scale modification and refinancing programs being led by the U.S. Department of the Treasury and Federal Housing Finance Agency (“FHFA”), several top mortgage servicers and numerous borrower outreach campaigns. See “Regulation—Federal Regulation—Homeowner Assistance Programs” for further discussion of these programs.

5.	Reinsurance—Ceded
We have used reinsurance in our mortgage insurance business for purposes of risk and statutory capital management.
Excess-of-Loss and Quota Share Reinsurance. Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total loan amount. Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with these insurance regulations. See “Regulation—State Regulation—Reinsurance” below. In addition, Radian Guaranty uses reinsurance with its subsidiaries to reduce its net RIF. In order to improve its capital position, in the fourth quarter of 2012, Radian Guaranty entered into an excess-of-loss reinsurance transaction with Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”) under which Radian Guaranty transferred approximately $2.5 billion of RIF to Radian Mortgage Insurance. In 2011 and 2010, Radian Guaranty entered into excess-of-loss reinsurance agreements with Radian Insurance Inc. (“Radian Insurance”) under which Radian Guaranty initially transferred a total of approximately $6.1 billion of RIF to Radian Insurance. The pools of loans that have been reinsured by Radian Mortgage Insurance and Radian Insurance generally consist of recently underwritten fixed-rate, prime, loans with high FICO scores. As of December 31, 2012, the remaining RIF under all of these reinsurance agreements was $6.3 billion.
During the second quarter of 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider (the “Initial Quota Share Reinsurance Transaction”). Through the Initial Quota Share Reinsurance Transaction, Radian Guaranty agreed to reinsure to a third party 20% of its NIW beginning with the business written in the fourth quarter of 2011. As of December 31, 2012, RIF ceded under the Initial Quota Share Reinsurance Transaction was $1.5 billion. Radian Guaranty has the ability, at its option, to commute two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for payment of a predefined commutation amount from the reinsurer.
Under the Initial Quota Share Reinsurance Transaction, for the year ended December 31, 2012, ceded premiums written were $52.2 million and ceded premiums earned were $16.1 million.
In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider agreed to the terms of a second quota share reinsurance agreement (the “Second Quota Share Reinsurance Transaction,” and together with the Initial Quota Share Reinsurance Transaction, the “Reinsurance Transactions”) that provides for additional ceded risk of $750 million initially, and the parties have the ability to mutually increase the aggregate amount of ceded risk up to a maximum of $2 billion. As of December 31, 2012, the amount ceded pursuant to the Second Quota Share Reinsurance Transaction was $368.4 million of Radian Guaranty’s RIF. The agreed upon terms also provide that, effective as of December 31, 2015, Radian Guaranty will have the ability, at its option (the “Commutation Option”), to commute one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. Pursuant to the agreed upon terms:

(i)
Radian Guaranty will cede to the reinsurer 20% of all premiums and losses incurred with respect to conventional GSE loans and will initially receive a 35% ceding commission; provided, that if we do not exercise our Commutation Option, the ceding commission will be reduced to 30% for the portion of the ceded RIF that was subject to the Commutation Option; and

(ii)
Radian Guaranty has the ability to cede 100% of all premiums and losses incurred with respect to non-conventional portfolio loans and will receive a 25% ceding commission. We do not expect the volume of such portfolio loans to be material.

Under the Second Quota Share Reinsurance Transaction, for the year ended December 31, 2012, ceded premiums written were $9.6 million and ceded premiums earned were $0.5 million.
Smart Home. In 2004, we developed a program referred to as “Smart Home” for reinsuring risk associated with non-prime mortgages. These reinsurance transactions used variable interest entity (“VIE”) structures to effectively transfer risk from our portfolio to investors in the capital markets. In 2011, we exercised our option to terminate two of our four Smart Home transactions with RIF of approximately $41 million, and in the second quarter of 2012, we terminated one of the remaining Smart Home transactions (which otherwise would have matured in November 2012) with RIF of approximately $243 million. The final remaining Smart Home transaction is scheduled to mature in May 2013. See Note 9 of Notes to Consolidated Financial Statements for more information.
At December 31, 2012, $0.4 billion, or approximately 1.1% of our primary mortgage insurance RIF, was included in the Smart Home reinsurance program, compared to $0.8 billion, or approximately 2.7% at December 31, 2011.
Captive Reinsurance. We and other companies in the mortgage insurance industry participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically established a reinsurance company that assumed part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we ceded to the reinsurance company a portion of the mortgage insurance premiums that would have been paid to us. Captive reinsurance typically was conducted on an “excess-of-loss” basis, with the captive reinsurer paying losses only after a certain level of losses had been incurred. In addition, on a limited basis, we participated in “quota share” captive reinsurance arrangements under which the captive reinsurance company assumed a pro rata share of all losses in return for a pro rata share of the premiums collected.
In most cases, the risk assumed by the reinsurance company was an excess layer of aggregate losses that would be penetrated in a situation of adverse loss development. As a result of the housing and related credit market downturn that began in 2007, most captive reinsurance arrangements have “attached,” meaning that losses have exceeded the threshold so that we are now entitled to cash recoveries from the captive. In all cases, the captive reinsurer established a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore, have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements. Ceded losses recoverable related to captives at December 31, 2012 were $82.2 million. We expect that most of the actual cash recoveries from these captives will be received over the next few years.
In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances.
All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. In 2010, we terminated a significant portion of our remaining captive reinsurance arrangements on a “cut-off” basis, meaning that the terminated captive arrangements were dissolved and all outstanding liabilities were settled. For additional information about our captive reinsurance arrangements, see “Legal Proceedings.”
As of December 31, 2012, we have received total cash reinsurance recoveries (including recoveries from the termination of captive arrangements) from Smart Home and captive reinsurance arrangements of approximately $835.7 million since inception of these programs, with most of these recoveries coming from captive reinsurance arrangements.
GSE Arrangements. We also have entered into risk/revenue-sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast into primary and pool insurance and our overall exposure is reduced in return for a payment made to the GSEs. Ceded premiums written and earned for the year ended December 31, 2012, were each $2.6 million under these programs and are expected to decline over time.

F. Customers
The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks, savings institutions, credit unions and community banks.
In an effort to diversify our customer base, beginning in 2009 and 2010, we have increased the amount of business we are conducting with credit unions and community banks. Since 2010, we have added more than 700 new customers and significantly increased the amount of business derived from mid-sized mortgage banks. This has increased our overall level of new insurance writings, as well as reduced our susceptibility to loss of business from any one customer as a result of disputes regarding our loss mitigation practices.
As a result of this strategy to diversify our customer base, our mortgage insurance business in 2012 was dependent to a lesser degree on a small number of large lending customers. Our top 10 mortgage insurance customers, measured by primary NIW, represented 24.8% of our primary NIW in 2012, compared to 34.5% and 54.4% in 2011 and 2010, respectively. The largest single mortgage insurance customer (including branches and affiliates), measured by primary NIW, accounted for 6.2% of NIW during 2012, compared to 10.1% and 15.5% in 2011 and 2010, respectively. In 2012 and 2011, the premiums paid to us by each of Bank of America and Wells Fargo, exceeded 10% of our consolidated revenues. See “Part I. Item 1A. Risk Factors—Our NIW and franchise value could decline if we lose a significant customer.”

G.	Sales and Marketing
Our sales and account management team is organized in various geographic regions across the U.S. We have a new business development group that is focused on the creation of new mortgage insurance relationships and an account management group that is responsible for supporting our existing mortgage insurance relationships. Mortgage insurance sales and account management personnel are compensated by salary, commissions for NIW and the creation or development of customer relationships and other incentive-based pay, which may be tied to the achievement of certain sales goals or the promotion of certain products.

H.	Competition
We operate in the intensely competitive U.S. mortgage insurance industry. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies.
We compete with other private mortgage insurers on the basis of price, customer relationships, reputation, financial strength measures and service. The service-based component includes effective and timely delivery of products, risk management services, timeliness of claims payments, training, loss mitigation efforts and management and field service organization and expertise. We currently compete directly with five private mortgage insurers: CMG Mortgage Insurance Company, Essent Guaranty Inc., Genworth Financial Inc., Mortgage Guaranty Insurance Corporation and United Guaranty Corporation. We expect that a sixth competitor, National Mortgage Insurance Corporation, will begin writing mortgage insurance business during 2013. In February 2013, Arch Capital Group announced its intention to acquire CMG Mortgage Insurance Company and the operating platform and other assets of PMI Insurance Company, which is likely to increase the level of competition in the industry. Certain of our private competitors are subsidiaries of larger corporations or are not burdened by legacy credit risks, including the new entrants to our industry. These competitors may have access to greater amounts of capital and financial resources than we do and may have stronger financial strength ratings than we have.
Until the middle of 2011, we also competed against two other private mortgage insurers—PMI Group Inc. (“PMI”) and Republic Mortgage Insurance Company (“RMIC”). Following regulatory actions taken by insurance regulators with respect to PMI and RMIC, each of these mortgage insurers ceased writing new mortgage insurance commitments in the third quarter of 2011.

We also compete with various federal and state governmental and quasi-governmental agencies, principally the FHA, and more recently, the U.S. Department of Veterans Affairs (“VA”). Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its market share of the insured mortgage market, and in recent years, the FHA has become the predominant insurer of low down payment mortgages, with a market share as high as 85.4% in both the fourth quarter of 2009 and the first quarter of 2010. Since 2010, the private mortgage insurance industry steadily has recaptured market share from the FHA, primarily due to increases in the financial strength of certain private mortgage insurers, the development of new products and marketing efforts directed at competing with the FHA, as well as increases in the FHA’s pricing and, in some cases, decreases in the pricing of private mortgage insurance. In January 2013, the FHA announced that it would be increasing its annual insurance premium by ten basis points on new mortgages effective in April 2013. This represents the third FHA premium increase in less than one year. For the third quarter of 2012, the FHA’s market share was reduced to 41.7% of the insured market. Despite our progress in competing with and regaining market share from the FHA, recent legislative actions and proposed regulations and guidelines that may be more favorable to the FHA compared to private mortgage insurers could strengthen the FHA’s competitive position. See “Part I. Item 1A. Risk Factors—Our mortgage insurance business faces intense competition.”

III.	Financial Guaranty

A.	Business
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance, a wholly-owned subsidiary of Radian Guaranty. Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of the full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at the inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market.
We have provided financial guaranty credit protection in several forms, including through the issuance of a financial guaranty insurance policy, by insuring the obligations under one or more CDS and through the reinsurance of both types of obligations. Both a financial guaranty insurance policy and CDS can provide the purchaser of such credit protection with a guaranty of the timely payment of interest and scheduled principal when due on a covered financial obligation. In addition, in the case of most of our financial guaranty CDS, we provide credit protection for losses in excess of specified levels. Each of these forms of credit enhancement require similar underwriting and surveillance of the insured risks.
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

•
Structured Finance—Insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities (“ABS”), consisting of funded and non-funded (referred to as “synthetic”) executions that are payable from or tied to the performance of a specific pool of assets or covered reference entities. Examples of the pools of assets that collateralize or underlie structured finance obligations include corporate loans, bonds or other borrowed money, residential and commercial mortgage loans, trust preferred securities (“TruPs”), diversified payment rights (“DPRs”), a variety of consumer loans, equipment receivables, real and personal property leases or a combination of asset classes or securities backed by one or more of these pools of assets; and

•
Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, and structured finance obligations of the types described above.

 In 2008, we ceased writing new financial guaranty business and since then we have significantly reduced our financial guaranty operations and have reduced our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our access to that capital. In furtherance of these objectives, in 2012 and to date in 2013, we engaged in the following transactions:
Assured Commutation.  In January 2012, Radian Asset Assurance entered into a three-part transaction (the “Assured Transaction”) with subsidiaries of Assured Guaranty Ltd. (collectively “Assured”) that included the following:

•	the commutation of $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance reinsured from Assured (the “Assured Commutation”);

•	the cession of $1.8 billion of direct public finance business to Assured (the “Assured Cession”); and

•
the sale of Municipal and Infrastructure Assurance Corporation (the “FG Insurance Shell”), a New York domiciled financial guaranty insurance company with licenses to conduct business in 37 states and the District of Columbia that Radian Asset Assurance had acquired in 2011. The sale of the FG Insurance Shell was completed in the second quarter of 2012.

The Assured Transaction reduced our financial guaranty net par outstanding by approximately 22.5% and provided an aggregate statutory capital benefit to Radian Asset Assurance and Radian Guaranty of $100.7 million as of December 31, 2012.

CDO of ABS and TruPs Commutation. In the second quarter of 2012, Radian Asset Assurance entered into a commutation with one of its derivative counterparties (the “Counterparty”) to commute: (1) exposure to a directly insured tranche of an extremely distressed CDO of ABS transaction (the “CDO of ABS transaction”), for which we had expected to pay claims on substantially all of the $450.2 million net par that was outstanding at the time of the commutation; and (2) credit protection through CDS on six directly insured TruPs CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation (the “Terminated TruPs CDOs”). In consideration for these commutations, Radian Asset Assurance paid $210.0 million, a significant portion of which (the “LPV Initial Capital”) was deposited with a limited purpose vehicle (an “LPV”) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”). The commutations described in this paragraph are referred to herein as the “CDO Commutation Transactions.”
Also as part of the CDO Commutation Transactions, the LPV entered into a credit default swap (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings thereon (collectively, the “LPV Capital”), represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs. The Residual CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection and provides for payment to the Counterparty, substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance is entitled to these remaining funds.
For statutory accounting purposes, we established an associated salvage recovery related to the LPV Capital that we expect to ultimately receive upon the expiration of the LPV’s obligations. This salvage recovery was $76.3 million as of December 31, 2012. The amount of salvage recovery remains at risk, and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, our projected and actual recovery from the LPV may be materially reduced or eliminated. See Note 6 of Notes to Consolidated Financial Statements for further information regarding the accounting treatment of this transaction under accounting principles generally accepted in the United States of America (“GAAP”).
All of the transactions commuted pursuant to the CDO Commutation Transactions were rated below investment grade (“BIG”) internally at the time of the transaction, with $1 billion net par outstanding of the commuted transactions rated B or below internally. In the aggregate, the transactions commuted pursuant to the CDO Commutation Transactions represented approximately 51% of our financial guaranty segment’s aggregate net par outstanding rated B or below internally at the time of the transaction. Following the CDO Commutation Transactions, we no longer have any exposure to CDO of ABS transactions.
CDO Early Terminations. During 2012, CDS counterparties in our financial guaranty business exercised their termination rights with respect to 35 corporate CDOs, a foreign infrastructure CDS and a CDS of an investor-owned utility bond that we insured (collectively, the “CDO Early Terminations”), which further reduced our financial guaranty net par outstanding by $14.6 billion in the aggregate. There was no material impact on our financial statements as a result of these terminations.
FGIC Commutation. On November 9, 2012, Radian Asset Assurance entered into an agreement with Financial Guaranty Insurance Company (“FGIC”) to commute the remaining $822.2 million of outstanding par reinsured by Radian Asset Assurance from FGIC (the “FGIC Commutation”). This transaction, which closed in January 2013, included the commutation of approximately $195.9 million of Radian Asset Assurance’s $225.3 million in net par outstanding as of December 31, 2012, related to Jefferson County, Alabama sewer warrants, a large distressed public finance credit. Radian Asset Assurance made a commutation payment of approximately $52.4 million as part of this transaction. The amount of the FGIC Commutation payment was determined primarily based on existing loss reserves and unearned premium reserves, and therefore, did not have a material impact on our consolidated financial statements or Radian Asset Assurance’s statutory capital position. See “—Net Par Outstanding—Largest Single Insured Risks” below.

Contingency Reserve Release and Dividends. In the second quarter of 2012, Radian Asset Assurance released $54.5 million of contingency reserves, which benefited Radian Guaranty’s statutory surplus by an equal amount. In July 2012, Radian Asset Assurance paid an ordinary dividend of $54.0 million to Radian Guaranty. In January 2013, $6.7 million of contingency reserves were released due to the FGIC Commutation, and on February 7, 2013, the NYSDFS approved the release of an additional $61.1 million of contingency reserves of Radian Asset Assurance resulting from the maturity or termination of financial guaranty policies.

1.	Public Finance
The vast majority of our public finance business consists of the insurance and reinsurance of various types of domestic public finance obligations, including the following:
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
Other Tax Supported Bonds. Tax supported bonds are obligations that are supported by the issuer from specific and discrete sources of taxation. They include tax-backed revenue bonds, general fund obligations and lease revenue bonds. Tax-backed obligations may be secured by a lien on specific pledged tax revenues, such as a sales tax, gasoline tax or other excise tax, or incrementally from growth in property tax revenues. Tax supported bonds also include obligations secured by special assessments levied against property owners and often benefit from issuer covenants to enforce collections of such assessments and to foreclose on delinquent properties. Issuers may be special districts with the power to tax property within a designated smaller portion of the entire political subdivision. Projects financed by these bonds may be used to finance basic infrastructure improvements such as roads, lighting, drainage and utility improvements.
Tax supported bonds also include lease revenue bonds, which typically are general fund obligations of a municipality or other governmental authority that are subject to annual appropriation or abatement. Projects financed and subject to such lease payments ordinarily include real estate or equipment serving an essential public purpose. Bonds in this category also include moral obligations of municipalities or governmental authorities.
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
Education Bonds. Education bonds are obligations secured by revenue collected by either public or private secondary schools, colleges and universities. Such revenue can encompass all of an institution’s revenues, including tuition and fees, or in other cases, can be specifically restricted to certain auxiliary sources of revenue.
Housing Bonds. Housing bonds are obligations relating to both single and multi-family housing, issued by states and localities, supported by the cash flow and, in some cases, insurance from entities such as the FHA or private mortgage insurers.

Other Municipal Bonds. These bonds include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds and obligations of certain not-for-profit organizations. Other municipal bonds also include other types of municipal obligations, including human service providers, second-to-pay, international public finance, non-profit institutions and infrastructure bonds (which are obligations issued by a variety of entities engaged in the financing of infrastructure projects, such as roads, airports, ports, social infrastructure and other physical assets delivering essential services supported by long-term concession arrangements with a public sector entity).

2.	Structured Finance
Our structured finance business includes financial guaranty insurance of ABS and other asset-backed or mortgage-backed obligations, including both funded and synthetic CDOs.
Asset-Backed Obligations. Funded asset-backed obligations usually take the form of a secured interest in a pool of assets, often of uniform credit quality, such as credit card or auto loan receivables, commercial or residential mortgages or life insurance policies. Funded ABS also may be secured by a few specific assets such as utility mortgage bonds and multi-family housing bonds. In addition, we have insured future flow DPRs transactions, where our insured obligations are backed by electronic payment orders intended for third-party beneficiaries (e.g., trade-related payments, individual remittances and foreign direct investments).
The performance of synthetic asset-backed obligations is tied to the performance of specific pools of assets, but the obligations are not secured by those assets. Most of the synthetic transactions we insure are CDOs.
CDOs. In many of these transactions, primarily our corporate CDOs, we generally are required to make payments to our counterparty above a specified level of subordination, upon the occurrence of credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit events related to the specific obligations in the pool. When we provide synthetic credit protection on a specific obligation, our payment obligations to our counterparties are generally the same as those we have when we insure credits through a financial guaranty insurance policy. However, unlike most of our financial guaranty insurance policy obligations, where we have subrogation and other rights and remedies, we generally do not have recourse or other rights and remedies against the issuer and/or any related assets for amounts we may be obligated to pay under synthetic transactions. Even in those synthetic transactional cases where we have recourse or any rights and remedies, such recourse, rights and remedies are generally much more limited than the recourse, rights and remedies we generally have in our more traditional financial guaranty transactions, and frequently need to be exercised indirectly through our counterparty.
A CDO pool typically is composed of assets of varied credit quality and different characteristics with respect to interest rates, amortization and level of subordination. We primarily have provided credit protection in our CDO portfolio with respect to the following types of collateral: corporate debt obligations, TruPs, commercial mortgage-backed securities (“CMBS”), ABS (including RMBS), collateralized loan obligations (“CLOs”) and CDOs containing a combination of such collateral types.
Corporate CDOs. In our corporate CDO transactions, we provide credit protection for certain specified credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations. We only insure notional amounts for these transactions (and not any interest payments or other amounts). All of our outstanding corporate CDOs are static pools, meaning that the covered reference entities generally cannot be changed without our consent.
The same corporate obligor may exist in a number of our corporate CDO transactions. However, the pool of corporate entities in our directly insured corporate CDO portfolio is well diversified, with no individual exposure to any corporate entity exceeding 1.1% of our notional exposure to corporate entities in our directly insured corporate CDOs as of December 31, 2012. As of December 31, 2012, our five largest exposures to corporate entities represented approximately 4.4% of our total aggregate notional exposure to corporate entities in our directly insured corporate CDO portfolio.
The number of corporate entities in our directly insured corporate CDO transactions range between 77 and 124 per transaction, with the concentrations of each corporate entity averaging 1.1% per transaction, but not exceeding 2.6% in any transaction. Our notional exposure to any single corporate entity in any one transaction ranges from $3.3 million to $120.0 million, with an average of $32.7 million per transaction.

Because each transaction has a significant level of subordination, credit events would typically have to occur with respect to numerous entities in a collateral pool before we would have a claim payment obligation in respect of any particular transaction, meaning that our risk adjusted exposure to each corporate entity in a CDO pool is significantly less than our notional par exposure. In the unlikely event that all of our five largest corporate obligors were to have defaulted at December 31, 2012, absent any other defaults in the CDOs in which these obligors were included, we would not have incurred any losses due to the significant subordination remaining in each transaction in which these entities were included.
TruPs CDOs. In our TruPs transactions, we provide credit protection for the timely payment of interest and principal when due on a bond (a “TruPs bond”), representing a senior tranche of a CDO comprised mainly of TruPs. The collateral for TruPs CDOs generally consists of subordinated debt obligations or preferred equity issued by banks, insurance companies, real estate investment trusts and other financial institutions. TruPs are subordinated securities generally issued by financial services institutions to supplement their regulatory capital needs. Generally, TruPs are subordinated to substantially all of an issuing institution’s debt obligations, but are senior to payments on equity securities of such issuer (including equity securities purchased by the U.S. government under the Troubled Asset Relief Program).
As of December 31, 2012, the collateral underlying our insured TruPs bonds consisted of securities issued by 503 separate issuers, including 441 banking institutions (comprising 77.2% of the total TruPs collateral based on notional amount) and 61 insurance companies (comprising 22.4% of the total TruPs collateral based on notional amount). In addition, the TruPs collateral included a small percentage of securities issued by real estate investment trusts.
The collateral underlying our insured TruPs bonds consists of between 21 and 106 issuers per TruPs bond, with the concentration of each issuer averaging 1.9% per TruPs bond. As of December 31, 2012, our exposure to any one issuer in our insured TruPs bonds ranges from $0.2 million to $42.0 million per bond, with an average exposure of $9.6 million per issuer per bond. No issuer represented more than 11.1% of the total collateral underlying any one TruPs bond.
Many of the issuers in our insured TruPs bonds were negatively affected by the recent U.S. economic challenges. Certain of these issuers have defaulted on their obligation to pay interest on their TruPs or have voluntarily chosen to defer interest payments, which is permissible for up to five years. Since we believe there is a strong correlation between interest deferrals and ultimate defaults, we closely monitor deferrals as well as defaults in assessing the subordination remaining beneath our insured TruPs bonds. In 2012, the cures of previous deferrals of interest payments on the TruPs collateral have outpaced initial defaults and deferrals, suggesting that the general financial position of the collateral pool has been improving.
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
In addition to credit risk, we also potentially face liquidity risk with respect to certain of our TruPs CDOs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.
CDOs of CMBS. In our CDOs of CMBS transactions, we provide credit protection for the timely payment of interest (limited to the amount of future premium payable to us) and principal when due on these pools of securities.
We have directly insured four CDOs of CMBS transactions, containing 127 CMBS tranches that were issued as part of 88 securitizations. While there has been some deterioration in the underlying CMBS transactions, we have a high level of subordination for these transactions and we do not currently project principal losses for our insured tranches in these four transactions.
While Radian Asset Assurance insures all principal shortfalls for our CDOs of CMBS transactions, the terms of our credit protection limits claims for interest shortfalls to the amount of premiums we would otherwise be entitled to receive from the applicable transaction. As of December 31, 2012, the remaining aggregate contractual premiums that we expect to earn for these transactions is $5.2 million in the aggregate.

The total balance of the reference CMBS tranches in these collateral pools is $6.8 billion. The underlying loan collateral pool supporting the CMBS tranches consists of approximately 12,700 loans with a balance of approximately $151.0 billion. The underlying loan collateral is reasonably well diversified both geographically and by property type. Approximately 33.6%, 32.6% and 13.6% of the underlying loan collateral was for office space, retail space and multi-family property, respectively. Approximately 14.3% of the underlying loans are due on or before December 31, 2014, and an additional 48.6% and 33.4% of the underlying loans are due in the years ending December 31, 2015 and 2016, respectively, with the remaining 3.7% due thereafter. If such underlying loans cannot be refinanced when due and they default, we may be required to pay a principal claim on our insured CDOs of CMBS, subject to applicable subordination, if the amount recovered upon the foreclosure of the underlying property, or otherwise, is insufficient to cover the defaulted loan balance and related expenses.
RMBS. In our insured RMBS transactions, we provide credit protection for the timely payment of principal and interest when due on one or more tranches of securities backed by pools of residential mortgages of various types (e.g., prime, Alt-A, subprime). Included in our RMBS transactions is an aggregate of $132.2 million of net par exposure to 2006 and 2007 vintage RMBS, all of which has been assumed from our primary insurance customers. We consider this exposure to be particularly high risk RMBS exposure due to the historically high default rates and aggregate losses on RMBS originated in those years. As of December 31, 2012, 34.8% of our total RMBS net par outstanding remains investment grade (at least BBB), including 39.7% of our exposure to 2006 and 2007 vintage RMBS.
CLO. We also have $0.5 billion in exposure as of December 31, 2012, related to three direct CLO transactions. Two of these transactions are second-to-pay transactions in which we will not be obligated to pay a claim unless both the underlying obligation defaults and another insurer defaults on its primary insurance obligation to pay such claim. These second-to-pay transactions are internally rated A+ and BB+ and are both scheduled to mature in 2018. We are in a first-to-pay position with respect to the remaining direct CLO transaction (representing $8.1 million of exposure), which is internally rated AAA. In our CLO transactions, we insure the timely payment of current interest and the ultimate payment of principal on a senior class of notes whose payment obligations are secured primarily by pools of corporate loans or tranches of CLOs.

3.	Reinsurance
Assumed Reinsurance. We reinsure direct financial guarantees written by other primary financial guaranty insurers or “ceding companies.” Reinsurance allows a ceding company to write larger single risks and larger aggregate risks while remaining in compliance with the risk limits and capital requirements of applicable state insurance laws, rating agency guidelines and internal limits. State insurance regulators allow a ceding company to reduce the liabilities appearing on its balance sheet to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies may permit a reduction in both exposures and liabilities ceded under reinsurance agreements, with the amount of reduction permitted dependent on the financial strength rating of the insurer and reinsurer.
As a result of multiple downgrades of the financial strength ratings of our financial guaranty insurance subsidiaries beginning in June 2008, all of our financial guaranty reinsurance treaties have been terminated on a “run-off” basis, meaning that none of our ceding companies may cede additional business to us under our reinsurance agreements with them. The business they previously ceded to us under these agreements remains outstanding until such time as the underlying policy terminates, the ceding company elects to recapture such business or we mutually agree to a commutation of such risk. Substantially all of our assumed reinsurance exposure from primary reinsurance customers other than affiliates of Assured and a significant portion of our assumed reinsurance exposure from Assured has been recaptured by or commuted with our primary reinsurance customers.
Our treaties with our primary reinsurance customers do not permit our reinsurance customers to selectively recapture business previously ceded to us under their treaties. While most of our primary reinsurance customers have recaptured or commuted their reinsurance exposure with us, we continue to have multiple treaties with affiliates of Assured. It is possible therefore, that one or more affiliates of Assured may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. If this type of selective recapture occurs, it could potentially leave us with risk that is more concentrated in troubled asset classes.

As of December 31, 2012, we had assumed approximately $6.3 billion ($5.5 billion after giving effect to the FGIC Commutation) in net par exposure from our primary reinsurance customers, compared to $20.6 billion as of December 31, 2011. Substantially all of the remaining $5.5 billion of assumed reinsurance exposure is from subsidiaries of Assured.
Ceded Reinsurance. Historically, Radian Asset Assurance has ceded very little of its directly insured portfolio. However, in January 2012, pursuant to the Assured Cession, Radian Asset Assurance ceded approximately $1.8 billion of its direct public finance net par outstanding to Assured. Concurrently with the Assured Cession, Radian Asset Assurance entered into an administrative services agreement with Assured requiring Assured to provide surveillance, risk management, claims administration and claims payment services in connection with the policies ceded to Assured pursuant to the Assured Cession.

4.	Second-to-pay Obligations
In some circumstances, we have provided “second-to-pay” credit protection in which we are not required to pay a claim unless both the underlying obligation defaults and another insurer who has the primary obligation to cover losses on its primary insurance obligation. Consequently, if the conservator for an insolvent primary obligor (such as an insurance regulator) rejects payment of all or a portion of a valid claim, we may be required to pay all or a portion of such valid claim. Because many primary obligors of transactions for which we have second-to-pay exposure are currently experiencing significant financial difficulties and are rated BIG, the likelihood of our having to pay a claim on our second-to-pay exposures has increased. As of December 31, 2012, we had insured approximately $2.1 billion net par outstanding in second-to-pay exposure.
In 2009, two of the companies that are the primary obligors on certain of the transactions for which we have provided second-to-pay exposure, Syncora Guaranty Inc. (“Syncora”) and FGIC, suspended all claims payments following orders by the NYSDFS. While the NYSDFS lifted the suspension of payments by Syncora in June 2010, Syncora has subsequently posted additional losses and the NYSDFS could implement the suspension again in the future. A rehabilitation proceeding for FGIC pursuant to Article 74 of the New York Insurance Law is currently pending before the Supreme Court of the State of New York and as a result, FGIC is currently only permitted to pay 25% of the amount of any claims.
We also have second-to-pay exposure to Ambac Assurance Corporation (“Ambac”). In 2010, Ambac placed a portion of its obligations into a segregated account that is under the control of the Wisconsin Office of the Commissioner of Insurance (“WOCI”). We cannot provide any assurance whether or not the WOCI will include any of our second-to-pay obligations where Ambac is the primary insurer in the segregated account or otherwise limit Ambac’s ability to pay claims with respect to such transactions. As of December 31, 2012, Syncora, FGIC and Ambac are the primary insurers on $691.0 million net par outstanding (or 32.2%) of our second-to-pay net par exposure, and $233.3 million (or 33.8%) of our second-to-pay exposure to these three primary insurers is internally rated BIG. The FGIC Commutation did not affect our second-to-pay exposure to FGIC.

5.	Premium Rates
In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance, either in full at the inception of the policy, which is the case for most public finance transactions, or, in the case of most non-synthetic structured finance transactions, in regular monthly, quarterly, semi-annual or annual installments from the cash flows of the related collateral. Premiums for synthetic CDS are generally paid in periodic installments (i.e. monthly, quarterly, semi-annually or annually) directly from our counterparty and such payments are not dependent upon the cash flows of the insured obligation or the collateral supporting the obligation. In such cases, the corporate creditworthiness of our counterparty is a more important factor than the cash flows from the insured collateral in determining whether we will receive payment. In addition, we generally have a right to terminate our synthetic transactions without penalty if our counterparty fails to pay us or is financially unable to make timely payments to us under the terms of the CDS transactions.
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

1.	Aggregate Financial Guaranty Net Par Outstanding
The following table shows the distribution of our financial guaranty segment’s net par outstanding by type of exposure and as a percentage of financial guaranty’s total net par outstanding, as of the dates indicated.

	December 31,
	2012		2011
($ in billions)	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)
Type of Obligation
Public finance:
General obligation and other tax supported	$6.3	18.7%	$15.8	22.8%
Healthcare and long-term care	3.2	9.5	5.4	7.8
Water/sewer/electric gas and investor-owned utilities	1.8	5.3	3.6	5.2
Education	1.2	3.6	2.2	3.2
Airports/transportation	1.1	3.2	3.3	4.8
Escrowed transactions (2)	1.0	3.0	1.4	2.0
Housing	0.1	0.3	0.3	0.4
Other municipal (3)	0.6	1.8	0.9	1.3
Total public finance	15.3	45.4	32.9	47.5
Structured finance:
CDO	17.5	51.9	35.1	50.7
Asset-backed obligations	0.8	2.4	0.9	1.3
Other structured (4)	0.1	0.3	0.3	0.5
Total structured finance	18.4	54.6	36.3	52.5
Total	$33.7	100.0%	$69.2	100.0%
 ___________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

(2)
Escrowed transactions are legally defeased bond issuances where our financial guaranty policy is not legally extinguished although cash or securities in an amount sufficient to pay the remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders. Although we have little remaining credit risk on these transactions, they remain outstanding for GAAP purposes.

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

2.	Internal Ratings of our Financial Guaranty Net Par Outstanding
The following table identifies the internal credit ratings we have assigned to our net par outstanding as of December 31, 2012 and 2011:

	December 31,
	2012		2011
($ in billions)	Net Par Outstanding	Percent	Net Par Outstanding	Percent
Internal Credit Rating (1)
AAA	$15.2	45.1%	$31.1	44.9%
AA	1.6	4.7	9.7	14.0
A	3.6	10.7	9.1	13.2
BBB	10.5	31.2	15.2	22.0
BIG	2.8	8.3	4.1	5.9
Total	$33.7	100.0%	$69.2	100.0%
___________________

(1)
Represents our internal ratings estimates assigned to these credits utilizing our internal rating system. See “Risk Management” below. Each rating within a letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+,” “A” and “A-”).

3.	Geographic Distribution of Insured Portfolio
The following table shows the geographic distribution of our public finance financial guaranty net par outstanding (as a percentage of our total financial guaranty net par outstanding) as of the dates indicated:

	December 31,
State	2012	2011
Domestic Public Finance by State:
California	6.2%	5.7%
New Jersey	3.7	2.9
Pennsylvania	2.5	2.6
Colorado	1.9	1.6
Texas	1.9	4.0
Illinois	1.6	2.4
Puerto Rico	1.6	0.9
New York	1.5	3.6
South Carolina	1.2	0.9
Washington	1.1	1.4
Other states	11.0	14.8
Total Domestic Public Finance	34.2	40.8
Escrowed Public Finance (1)	2.8	2.1
International Public Finance	8.4	4.6
Total Public Finance	45.4%	47.5%
 ___________________

(1)	Geographic breakdown of our Escrowed Public Finance is not included as it is not a meaningful assessment of risk associated with such transactions.

The following table shows the distribution of our international financial guaranty net par outstanding (including sovereign debt), as of the dates indicated:

	December 31,
	2012	2011
(In millions)	Net Par Outstanding	Net Par Outstanding
Type of Obligation
International Public Finance:
Non-European International Public Finance	$1,386.9	$1,706.5
Europe (other than “Stressed European Countries” below)	1,360.7	1,358.8
Stressed European Countries (1):
Spain	47.7	50.3
Italy	28.9	30.9
Hungary	22.5	24.8
Portugal	6.1	7.7
Greece (2)	—	30.1
Ireland	—	—
Total Stressed European Countries	105.2	143.8
International Structured Finance (3)	3,497.2	7,481.6
Total International Financial Guaranty Obligations (4)	$6,350.0	$10,690.7
___________________

(1)
Represents the six countries whose sovereign obligations have been under stress due to economic uncertainty, potential restructuring and ratings downgrades. As of December 31, 2012, all or substantially all of our exposure to Spain ($47.5 million) and Hungary ($22.5 million), the majority of our exposure to Italy ($20.5 million) and a significant portion of our exposure to Portugal ($0.9 million) is sovereign indebtedness.

(2)	During the third quarter of 2012, we settled our obligations related to our insured exposure to the sovereign indebtedness of Greece for a claim payment of $23.5 million.

(3)
Our net par outstanding in international structured finance represents the jurisdiction where the largest portion of the underlying risk is located in the case of CDO transactions and the jurisdiction where the issuer of our insured obligation is domiciled in the case of other structured finance obligations.

(4)	As of December 31, 2012 and 2011, $171.8 million and $522.5 million, respectively, of our international public finance net par outstanding is sovereign indebtedness.

4.	Largest Single Insured Risks
The following table represents our 10 largest public finance single risks by net par outstanding (together representing 8.4% of financial guaranty’s aggregate net par outstanding) as of December 31, 2012 (and adjusted to give effect to the FGIC Commutation in January 2013), along with the internal credit rating assigned as of that date to each credit:

	Internal Credit Rating	Obligation Type	Aggregate Net Par Outstanding as of	Impact of	Aggregate Net Par Outstanding
Credit			December 31, 2012	FGIC Commutation	after FGIC Commutation
				(In millions)
State of California	BBB	General Obligations	$579.2	$—	$579.2
North Bay Plenary Health Canadian Hospital (AGM Insured)	AAA	Healthcare	361.3	—	361.3
New Jersey, Transportation Trust Fund Authority	A	General Obligations	339.7	—	339.7
State of New Jersey	A	General Obligations	291.6	—	291.6
New Jersey Economic Development Authority School FAC	A	General Obligations	267.6	—	267.6
Jefferson County Water and Sewer Authority	D	Utilities	225.4	195.9	29.5
Commonwealth of Puerto Rico	BBB	General Obligations	213.3	43.1	170.2
Reliance Rail Finance Pty LTD (1)	BB	Transportation	191.0	—	191.0
City of Detroit, Michigan	BB	General Obligations	183.8	175.0	8.8
Puerto Rico Highway and Transit Authority	BBB	Tax-Backed	183.5	6.9	176.6
			$2,836.4	$420.9	$2,415.5
_______________

(1)	All of our net par outstanding to this credit is second-to-pay obligations to Syncora ($120.5 million) and FGIC ($70.5 million).
The following table represents our 10 largest structured finance single risks by net par outstanding (together representing 16.3% of financial guaranty’s aggregate net par outstanding) as of December 31, 2012. We have entered into each of these transactions through the issuance of CDS:

	Internal Credit Rating	Obligation Type	Scheduled Maturity Date	Aggregate Net Par Outstanding as of
Credit				December 31, 2012
				(In millions)
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	$600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	600.0
Static Synthetic CDO of CMBS	AAA	CDO of CMBS	2049	598.5
10-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2017	562.5
Static Synthetic CDO of CMBS	AAA	CDO of CMBS	2047	450.0
7-Yr Static Synthetic Investment-Grade Corporate CDO	AA	Corporate CDO	2013	450.0
7-Yr Static Synthetic Investment-Grade Corporate CDO	AAA	Corporate CDO	2013	450.0	(1)
				$5,511.0
___________________

(1)
In addition, as of December 31, 2012, we have insured an additional five Static Synthetic Investment-Grade Corporate CDOs, each with an aggregate net par outstanding of $450 million. As of December 31, 2012, the internal credit rating for each of these additional transactions is AAA.

5.	Corporate CDO Portfolio—Industry Concentration
The corporate entities underlying the credit protection in our directly insured corporate CDO transactions are well diversified by industry. The following table summarizes the five largest industry concentrations (according to Standard & Poor’s Financial Services LLC (“S&P”)) in our financial guaranty directly insured corporate CDO portfolio as of December 31, 2012:

Industry Classification	% of Total Notional
Telecommunications	8.1%
Financial Intermediaries	5.9
Retail (excluding food and drug)	5.8
Chemical/Plastics	5.7
Building and Development	5.3
Total of five largest industry concentrations	30.8%

C.	Defaults and Claims
The claims payment pattern in our financial guaranty business tends to fluctuate and may be low in frequency and high in severity. Generally, in the event of default, principal payments under a typical financial guaranty insurance policy may not be accelerated without our or the ceding company’s approval. Without such approval, the policyholder is entitled to receive payments of principal and interest from us or the ceding company on their regularly scheduled dates as if no default had occurred. In certain of the RMBS we insure, we may become obligated to pay claims to the extent the outstanding principal balance of the insured obligation exceeds the value of the collateral underlying such obligations for a specified number of reporting periods. We, or the ceding company, often have remedies against other parties to the transaction, which may be exercised both before and after making any required default payments.
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
We establish reserves (on our non-derivative financial guaranty contracts), or fair value liabilities (for our insurance contracts accounted for as derivatives or VIEs) to provide for losses and the estimated costs of settling claims in our financial guaranty business. Setting loss reserves involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. We have determined that the setting of loss reserves in our financial guaranty business constitutes a critical accounting policy. Accordingly, a description of our policies is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” and Notes 2, 4, 6 and 10 of Notes to Consolidated Financial Statements.
In our financial guaranty reinsurance business, claim payments due to the ceding companies typically are settled net of premiums payable to us, aggregated over all policies ceded to us. For information regarding our financial guaranty segment’s claims paid and reserve for losses for the years ended December 31, 2012 and 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty.”

D.	Risk Management
We employ a comprehensive risk management system in our financial guaranty business. This system incorporates and integrates company-wide risk management policies and processes, as well as the prevailing practices of the financial guaranty industry. All of our financial guaranty transactions were subject to an underwriting analysis and risk committee decision process at the time of origination.

Transaction underwriting included an analysis of credit and legal aspects of the transaction, as well as any specific risks that may be inherent in the transaction. Further, we utilized our proprietary internal economic capital model for risk analysis, valuation and as the basis for calculating our risk-adjusted returns on our capital for our financial guaranty business. All directly insured transactions and reinsurance business assumed on a facultative basis were subject to a risk committee decision process embedded in the financial guaranty business.
Our risk management department uses internal ratings in monitoring our insured transactions. We determine the ratings for a transaction by utilizing relevant information available to us, which includes: (1) periodic reports supplied by the issuer, trustee or servicer for the transaction; (2) publicly available information regarding the issuer, the transaction structure, the underlying collateral or asset class of the transaction and/or collateral; (3) communications with the issuer, trustee, collateral manager and servicer for the transaction; and (4) when available, public or private ratings assigned to our insured and reinsured transactions or to other obligations that have substantially similar risk characteristics to our transactions without the benefit of financial guaranty or similar credit insurance. In addition, for our assumed reinsurance transactions, we also utilize information provided by the primary insurer, including the ratings assigned to the transaction by such insurer. We also utilize models and methodologies from the nationally recognized statistical ratings organizations (the “NRSROs”) to assist in such analysis. We use this information to develop an independent judgment regarding the risk and loss characteristics for our insured transactions. If public or private ratings have been used, our risk management analysts express a view regarding the opinion and analysis of the NRSROs. When our analysis of the transaction results in a different view of the risk and loss characteristics of an insured transaction, we may assign a different internal rating than that assigned by the NRSROs. Our internal ratings estimates are subject to revision periodically and may differ from the credit ratings assigned by the NRSROs for the same obligation. Unless otherwise indicated, the ratings of our financial guaranty obligations that are referenced in this report have been developed internally.

The following table describes the ratings scale we utilize for our internal ratings:

Internal Rating (1)	Rating is Assigned When our Analysis Indicates:
AAA	the obligor’s capacity to meet its financial commitment on the obligation is extremely strong and it is subject to the lowest level of credit risk
AA	the obligor’s capacity to meet its financial commitment on the obligation is very strong and it is subject to very low credit risk
A
the obligor’s capacity to meet its financial commitment on the obligation is strong, but it is somewhat more susceptible to adverse changes in circumstances or economic conditions than higher rated obligations and it is subject to low credit risk

BBB
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
adverse business, financial or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation even though the obligor currently has the capacity to meet its financial commitments on the obligation and it is subject to high credit risk

CCC
the obligation is currently vulnerable to nonpayment and is dependent upon favorable business, financial and economic conditions for the obligor to meet its financial commitment on the obligation and it is subject to very high credit risk

CC
the obligation is currently highly vulnerable to nonpayment, and absent favorable business, financial and economic conditions, the obligor is highly likely not to have the financial capacity to meet its financial commitment on the obligation and it is subject to extremely high credit risk

C	the obligation is currently extremely vulnerable to nonpayment and payment default is imminent, but the obligation has not yet experienced a payment default
D	there is currently a payment default on the obligation
____________________

(1)	Our internal ratings may be modified by the addition of a “+” or “-” to show the relative standing within a letter category.
When we refer to an obligation as “below investment grade” or “BIG,” it means we believe the obligation has significant speculative characteristics and is subject to at least substantial credit risk. BIG obligations are internally rated in the BB, B, CCC, CC, C or D categories.
The risk management function in our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty transactions. Risk management is also primarily responsible for claims prevention and loss mitigation strategies. This discipline is applied during the ongoing monitoring and surveillance of each exposure in the portfolio, as well as at origination of a transaction.
In January 2012, Radian Asset Assurance entered into an administrative services agreement with Assured that requires Assured to provide surveillance, risk management, claims administration and claims payment services in connection with the policies ceded to Assured pursuant to the Assured Cession.
Additional information regarding financial guaranty risk management is contained in Notes 2 and 12 of Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses—Financial Guaranty.”

E.	Customers
We have historically conducted our structured finance business with many of the major global financial institutions that structure, underwrite or trade securities issued in structured finance transactions. These institutions typically are large commercial or investment banks that focus on high-quality deals in the public finance and structured finance markets. While our public finance customers have included many of the same financial institutions as our structured finance business, our public finance customers have also included regional financial institutions and issuers that may focus on lower investment grade obligors or obligations. Our financial guaranty ceding companies have consisted mainly of the largest primary insurance companies licensed to write financial guaranty insurance and their foreign-based affiliates.
Since we have discontinued writing or assuming new financial guaranty business, other than as may be necessary to commute, restructure, hedge, or otherwise mitigate losses or reduce exposure in our existing portfolio, we are not seeking new financial guaranty customers and we have terminated all or a substantial portion of our reinsurance relationships with many of the primary financial guaranty insurers with whom we have historically conducted business. However, we continue to maintain relationships with many of the financial institutions that participate in the public finance and structured finance transactions, which we believe will assist us as we explore ways to mitigate losses in and maximize the value of our existing insured financial guaranty portfolio.

IV.	Financial Services
Our financial services segment existed prior to January 1, 2011, and consisted mainly of our ownership interests in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company that we wrote off completely in 2007, and Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010, and was subsequently liquidated. Our equity interest in C-BASS, and a related note receivable from C-BASS that had also been previously written off, were extinguished as part of C-BASS’s liquidation. On May 3, 2010, Radian Guaranty sold all of its remaining 28.7% equity interest in Sherman for approximately $172.0 million in cash, pursuant to a Securities Purchase Agreement dated as of May 3, 2010, between Radian Guaranty and Sherman.

V.	Investment Policy and Portfolio
Our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments.
We follow an investment policy that, at a minimum, requires the following:

•
At least 75% of our investment portfolio, based on market value, must consist of investment securities and instruments that are assigned a “1” rating designating the highest quality ranking by the National Association of Insurance Commissioners (“NAIC”) or equivalent ratings by a NRSRO (i.e., “A-” or better by S&P and “A3” or better by Moody’s Investor Service (“Moody’s”));

•
A maximum of 15% of our investment portfolio, based on market value, may consist of investment securities and instruments that are assigned a “2” rating designating a high quality ranking by the NAIC or equivalent ratings by a NRSRO (i.e., “BBB+” to “BBB-” by S&P and “Baa1” to “Baa3” by Moody’s); and

•
A maximum of 10% of our investment portfolio, based on market value, may consist of investment securities and instruments that are assigned a “3 or below” rating designating lower quality debt and equity rankings by the NAIC or equivalent ratings by a NRSRO (i.e., “BB+” and below by S&P and “Ba1” and below by Moody’s).

Under our investment policy, which is applied on a consolidated risk and asset allocation basis, we are permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided our equity component does not exceed 20% of our total investment portfolio and at least 90% of the market value of the portfolio is investment grade. We manage our investment portfolio to minimize volatility through active portfolio management and monitoring of investments to seek an optimal mix of the types of securities held and to stagger the maturities of fixed-income securities. Our investment policy focuses on the generation of optimal returns, stable tax-efficient current returns and the preservation and growth of capital. The level of our short-term investments is managed to meet our expected short-term cash requirements.

Our investment policies and strategies are subject to change, depending on regulatory, economic and market conditions and our then-existing or anticipated financial condition and operating requirements, including our tax position. The investments held at our insurance subsidiaries are also subject to insurance regulatory requirements applicable to such insurance subsidiaries and are highly liquid. (See “Regulation—State Regulation—Risk-to-Capital—Freddie Mac Approval” below.)
Oversight responsibility of our investment portfolio rests with management—allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations and are approved by the Investment and Finance Committee of our board of directors (the “Investment Committee”). Selection of our external portfolio managers, monitoring, reporting and accounting (including valuation) of all assets are performed by management. We manage over 25% of the portfolio—the portion of the portfolio largely consisting of municipal bonds and short-term investments—internally, with the remainder managed by 10 external managers. External managers are selected by management based primarily upon the allocations approved by the Investment Committee, as well as factors such as historical returns and stability of their management teams. Management’s selections are presented to and approved by the Investment Committee.
At December 31, 2012, our investment portfolio had a cost basis of $5,088.3 million and carrying value of $5,152.4 million, including $777.5 million of short-term investments. Our investment portfolio did not include any real estate or whole mortgage loans at December 31, 2012. The portfolio included 77 privately placed, investment grade securities with an aggregate carrying value of $369.8 million at December 31, 2012. At December 31, 2012, 90.3% of our investment portfolio was rated investment grade.

A.	Investment Portfolio Diversification
The diversification of our investment portfolio at December 31, 2012 was as follows:

	Fair Value	Percent
($ in millions)
U.S. government and agency securities (1)	$433.8	8.4%
State and municipal obligations	688.6	13.3
Money market instruments	638.0	12.4
Corporate bonds and notes	1,373.6	26.6
RMBS (2)	663.4	12.9
CMBS	237.3	4.6
Other ABS (3)	254.1	4.9
Foreign government securities	117.7	2.3
Hybrid securities	211.9	4.1
Equity securities (4)	265.9	5.1
Other investments (5)	137.3	2.7
Short-term investments—U.S. government treasury bills	139.5	2.7
Total	$5,161.1	100.0%
___________________

(1)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(2)	These RMBS are guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”).

(3)	Primarily comprised of AAA-rated corporate obligations.

(4)
Comprised of broadly diversified domestic equity mutual funds ($98.9 million fair value) and various preferred and common stocks invested across numerous companies and industries ($167.0 million fair value).

(5)
Includes $57.4 million (fair value) of investments not accounted for at fair value that have a carrying value of $48.7 million, which represents amortized cost, as well as a guaranteed investment contract that is accounted for at fair value.

B.	Investment Portfolio Scheduled Maturity
The weighted average duration of the assets in our investment portfolio as of December 31, 2012 was 4.7 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2012:

	Fair Value	Percent
($ in millions)
Short-term investments	$777.5	15.1%
Due in one year or less (1)	119.6	2.3
Due after one year through five years (1)	787.9	15.3
Due after five years through ten years (1)	1,063.1	20.6
Due after ten years (1)	934.9	18.1
RMBS (2)	663.4	12.9
CMBS (2)	237.3	4.6
Other ABS (2)	254.1	4.9
Other investments (3)	323.3	6.2
Total	$5,161.1	100.0%
___________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS, CMBS and other ABS are shown separately, as they are not due at a single maturity date.

(3)	No stated maturity date.

C.	Investment Portfolio by Rating
The following table shows the ratings of our investment portfolio as of December 31, 2012:

	Fair Value	Percent
($ in millions)
Rating (1)
AAA (2)	$2,433.8	47.1%
AA	480.1	9.3
A	1,057.6	20.5
BBB	689.5	13.4
BB and below (3)	134.8	2.6
Not rated	67.5	1.3
Equity securities	162.4	3.2
Other invested assets (4)	135.4	2.6
Total	$5,161.1	100.0%
___________________

(1)	Reflects the highest NRSRO rating assigned to the security as of December 31, 2012.

(2)
Includes $433.8 million of AAA-rated U.S. Government and Agency securities, $578.8 million in Ginnie Mae securities, $49.6 million in Freddie Mac securities, and $35.0 million in Fannie Mae securities that have not been rated by a NRSRO as of December 31, 2012.

(3)	Securities in this category have been rated non-investment grade by a NRSRO as of December 31, 2012.

(4)	Includes Limited Partnership investments and a guaranteed investment contract.

D.	Investment Risk Concentration
The following table shows investments in any person and its affiliates that exceed 10% of total stockholders’ equity as of December 31, 2012:

	Securities Classifications
	Market Value		Municipal Securities	Corporate Bonds	US Treasury Money Market	Equity	Other Invested Assets
($ in thousands)	$	%
Issuer Description
Northern Institutional Treasury Portfolio	$258,560	5.0%	$—	$—	$258,560	$—	$—
State of Illinois	138,414	2.7	138,414	—	—	—	—
Citigroup Inc.	134,507	2.6	—	111,092	—	23,415	—
BlackRock Liquidity Funds T-Fund Portfolio Money Market	133,391	2.6	—	—	133,391	—	—
Bank of America Corp	114,424	2.2	—	111,054	—	3,370	—
Vanguard Institutional Index Fund	98,913	1.9	—	—	—	98,913	—
State of California	91,269	1.8	91,269	—	—	—	—
STIT Treasury Portfolio Cash Management Fund	84,018	1.6	—	—	84,018	—	—
Federated Treasury Obligations Fund	81,507	1.6	—	—	81,507	—	—
Wells Fargo & Co	81,463	1.6	—	81,463	—	—	—
Fidelity Institutional Treasury Only Portfolio	80,570	1.5	—	—	80,570	—	—
The Royal Bank of Scotland Group plc	78,006	1.5	—	—	—	—	78,006
Top Investment Portfolio Risk Concentrations	$1,375,042	26.6%	$229,683	$303,609	$638,046	$125,698	$78,006

VI.	Regulation

A.	State Regulation
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
Insurance regulations address, among other things, the licensing of companies to transact business, claims handling, reinsurance requirements, premium rates and policy forms offered to customers, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other measures of solvency intended to assure the satisfaction of obligations to policyholders.
Our insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which our insurers are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states where our insurance subsidiaries are licensed, premium rates and policy forms must be filed with the state insurance regulatory authority and, in some states, must be approved, before their use. Changes in premium rates may be subject to actuarial justification, generally on the basis of the insurer’s loss experience, expenses and future projections. In addition, states may consider general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers.
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
Radian Guaranty. Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. It is a monoline insurer, restricted to writing only residential mortgage guaranty insurance. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated) in each of the other 49 states, the District of Columbia and Guam.
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
Radian Mortgage Assurance Inc. (“RMAI”). RMAI is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. It is a monoline insurer restricted to writing only residential mortgage guaranty insurance. In addition to Pennsylvania, RMAI is authorized to write mortgage guaranty insurance (or in states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated), in each of the other 49 states and the District of Columbia, other than Rhode Island where it operates under an industrial insured exemption. However, in light of its limited capital position, RMAI currently is prohibited from writing new business in six states without the addition of new capital.

Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”). CMAC of Texas is domiciled and licensed in Texas as a mortgage guaranty insurance company authorized to carry on the business of mortgage guaranty insurance. It is a monoline insurer restricted to writing only mortgage guaranty insurance or reinsurance. CMAC of Texas is not licensed or authorized to write direct mortgage guaranty insurance in any state other than Texas.
Radian Insurance. Radian Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty and financial guaranty insurance. Radian Insurance is also authorized in Hong Kong to carry on the business of credit insurance, suretyship and miscellaneous financial loss (including mortgage guaranty insurance) through its Hong Kong branch office. Radian Insurance is not licensed or authorized to write credit insurance in any locality other than Pennsylvania and Hong Kong.
Radian Mortgage Insurance. Radian Mortgage Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance, which includes the authority to write mortgage guaranty insurance. Radian Mortgage Insurance is a monoline insurer restricted to writing only mortgage guaranty insurance or reinsurance. Radian Mortgage Insurance is not licensed or authorized to write direct mortgage guaranty insurance in any states other than Pennsylvania and Arizona.

1.	Insurance Holding Company Regulation
Radian Group is an insurance holding company and our insurance subsidiaries belong to an insurance holding company system. All states have enacted legislation regulating insurance holding company systems, including the non-insurer holding company within that system. These laws generally require the insurance holding company to register with the insurance regulatory authority of each state in which its insurance subsidiaries are domiciled and to furnish to the regulators in these states applicable financial statements, statements related to intercompany transactions and other information concerning the holding company and its affiliated companies within the holding company system that may materially affect the operations, management or financial condition of insurers or the holding company system.
We have insurance subsidiaries domiciled in Pennsylvania, Texas and New York. As a result, Radian Group is considered an insurance holding company and the insurance holding company laws of Pennsylvania, Texas and New York regulate, among other things, certain transactions between Radian Group, our insurance subsidiaries and other parties affiliated with us and certain transactions involving Radian Group’s common stock, including transactions that constitute a change of “control” of Radian Group and, consequently, a change of “control” of our insurance subsidiaries. Specifically, no person may, directly or indirectly, seek to acquire “control” of Radian Group unless that person files a statement and other documents with the commissioners of insurance of the states in which our insurance subsidiaries are domiciled and each commissioner’s prior approval is obtained. “Control” generally is defined broadly in these statutes. For example, under Pennsylvania’s insurance statutes, control is “presumed to exist if any person, directly or indirectly, owns, controls, holds with power to vote or holds proxies representing ten percent (10%) or more of the voting securities” of a holding company of a Pennsylvania domestic insurer. The statute further defines “control” as the “possession, direct or indirect, of the power to direct or cause the direction of the management and policies of” an insurance holding company. Similarly, no person may directly or indirectly acquire control of any of our insurance subsidiaries unless that person files a statement and other documents with the commissioner of insurance of the state in which the target insurance subsidiary is domiciled and the commissioner’s prior approval is obtained.
In addition, material transactions between us or our affiliates and our insurance subsidiaries or among our insurance subsidiaries are subject to certain conditions, including that they be “fair and reasonable.” These conditions generally apply to all persons controlling, or who are under common control with, us or our insurance subsidiaries. Certain transactions between us or our affiliates and our insurance subsidiaries may not be entered into unless the applicable commissioner of insurance is given 30 days’ prior notification and does not disapprove the transaction during that 30-day period.

2.	Dividends
Radian Guaranty, Radian Insurance, RMAI and Radian Mortgage Insurance. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty, Radian Insurance, RMAI and Radian Mortgage Insurance each had negative unassigned surplus at December 31, 2012, of $685.1 million, $317.3 million, $160.5 million and $85.4 million, respectively; therefore, no dividends or other distributions can be paid from these subsidiaries in 2013 without approval from the Pennsylvania Insurance Commissioner.

While all proposed dividends and distributions to shareholders must be filed with the Pennsylvania Insurance Department prior to payment, if a Pennsylvania domiciled insurer had positive unassigned surplus as of the end of the prior fiscal year, then without the prior approval of the Pennsylvania Insurance Commissioner, such insurer could only pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. Neither Radian Guaranty, Radian Insurance, RMAI nor Radian Mortgage Insurance paid any dividends in 2012.
Radian Asset Assurance. Under New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. While all proposed dividends and distributions to shareholders must be filed with the NYSDFS prior to payment, Radian Asset Assurance may pay “ordinary dividends” without prior approval of the NYSDFS when the total of all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its statutory surplus to policyholders, as shown on its last statement on file with the NYSDFS, or 100% of statutory adjusted net investment income. In the third quarter of 2012, Radian Asset Assurance paid an ordinary dividend of $54.0 million to Radian Guaranty. We expect that Radian Asset Assurance will next have the capacity to pay an ordinary dividend, of approximately $35 million, to Radian Guaranty in the third quarter of 2013.
CMAC of Texas.  Under Texas insurance laws, dividends and other distributions to shareholders may only be paid out of an insurer’s surplus profits arising from its insurance business. While all proposed dividends and distributions to shareholders must be filed with the Texas Insurance Department prior to payment, the approval of the Texas Insurance Department is required for any proposed dividends or distributions within any 12-month period that exceed the greater of: (i) 10% of policyholder surplus as of the immediately prior December 31; or (ii) the insurer’s net income as stated in its immediately prior annual statutory statement. No dividends were paid by CMAC of Texas in 2012 and we do not expect CMAC of Texas to pay any dividends in 2013.

3.	Risk-to-Capital
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States, the Statutory RBC Requirement is that Radian Guaranty must maintain a minimum policyholder position, which is based on both risk and surplus levels (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2012 and 2011, the RBC States accounted for approximately 54.3% and 50.5%, respectively, of Radian Guaranty’s total primary NIW.
As of December 31, 2012, Radian Guaranty’s risk-to-capital ratio was to 20.8 to 1. We intend to maintain Radian Guaranty’s risk-to-capital below 25 to 1 throughout 2013, including if necessary, by making contributions to Radian Guaranty from Radian Group’s remaining available liquidity. Based on our current projections, in the absence of these contributions or other risk-to-capital support, we anticipate that Radian Guaranty will exceed the 25 to 1 risk-to-capital ratio requirement during 2013. As of December 31, 2012, Radian Guaranty was operating under waivers in two RBC States with MPP Requirements for which Radian Guaranty’s minimum policyholder position was below the applicable requirements. Each of these RBC States has issued to Radian Guaranty a waiver of its MPP requirement that allows Radian Guaranty to continue writing new business in these states regardless of whether the MPP Requirement has been met. One of these waivers has no specified expiration date and the other expires on December 31, 2013.

In order to maximize our financial flexibility in the event Radian Guaranty is unable to comply with applicable Statutory RBC Requirements, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC States, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, we have an application for a waiver pending in Idaho, and Oregon has indicated that it will not consider a waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Currently, Radian Guaranty has waivers or similar relief from the following RBC States: Kentucky, Wisconsin, Arizona, Missouri, North Carolina, California and Texas. Waivers that were previously granted to Radian Guaranty from Illinois, New Jersey and Florida expired at the end of 2012 and we currently are pursuing a renewal of the waivers from these states. Certain of the existing waivers contain conditions, including requirements that Radian Guaranty’s risk-to-capital ratio may not exceed a revised maximum ratio, ranging from 30 to 1 up to 35 to 1. There can be no assurance that: (1) Radian Guaranty will be granted a waiver in Idaho or Oregon or a renewal of the waivers that have expired in Illinois, New Jersey and Florida; (2) for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) for any waiver granted, it will be renewed or extended after its original expiration date; or (4) additional requirements will not be imposed as a condition to such waivers or their renewal or extension and, if so, whether we will be able to comply with such requirements.
In addition to filing for waivers in the RBC States, if necessary, we intend to write new first-lien insurance business in RMAI in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. As described further below, RMAI received approvals from the GSEs to write new mortgage insurance business in those RBC States where Radian Guaranty has been unable to obtain a waiver or other similar relief from applicable Statutory RBC Requirements, and therefore, would be prohibited from writing new business if it were not in compliance with these requirements. These approvals are conditioned upon our compliance with a broad range of conditions and restrictions, as discussed below.
Freddie Mac Approval. On February 28, 2012, Freddie Mac approved Radian Guaranty’s use of RMAI as a special purpose mortgage insurer (a “Limited Insurer”) to write mortgage insurance in those RBC States in which Radian Guaranty is not in compliance with (or is not expected to be in compliance with) the Statutory RBC Requirements and has not been granted a waiver or other similar relief after trying in good faith to obtain such relief. On December 20, 2012, Freddie Mac amended its approval to, among other things, extend the term for an additional one-year period that will expire on December 31, 2013 (as amended, the “Freddie Mac Approval”). The Freddie Mac Approval includes the following terms and conditions:

1.	Subject to the terms and conditions of the approval, RMAI currently is eligible to write business in New York, Ohio, Iowa, Kansas, Oregon and Idaho.

2.
Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty are at least $700 million. “Liquid Assets” are the sum of: (i) aggregate cash and cash equivalents; and (ii) fair market value of the following investments: (a) RMBS guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; (b) securities rated single A or higher by either Moody’s, S&P, or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years; provided however, that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of December 31, 2012, Radian Guaranty’s Liquid Assets under the Freddie Mac Approval were approximately $868.9 million.

3.	The Freddie Mac Approval required Radian Group to contribute $100 million in cash to Radian Guaranty, which was completed in February 2012.

4.
Radian Group must contribute $50 million of capital to RMAI immediately upon Radian Guaranty’s breaching the Statutory RBC Requirement of an RBC State such that the use of RMAI would be required because Radian Guaranty has not been able to obtain a waiver or other relief.

5.	Without the prior written consent of Freddie Mac, Radian Guaranty and RMAI shall not:

•
Declare or pay any dividend, return of capital, capital distribution or other similar arrangement, including without limitation, repayment of any outstanding principal on any surplus notes, debentures or similar securities;

•
Amend certain agreements, including the cross guaranty agreement between Radian Guaranty and RMAI, any reinsurance agreement, tax allocation agreement or expense sharing agreement or enter into any such new agreement;

•
Transfer, issue or sell any assets or securities to another person, including an affiliate, except for certain transfers in the ordinary course of business that are explicitly set forth in the Freddie Mac Approval;

•	Enter into any risk novation or commutation transaction; and

•	Transfer Radian Guaranty’s or RMAI’s issuance of new insurance to any other affiliate.
In addition, RMAI must remain a wholly-owned subsidiary of Radian Guaranty and there may be no change in the ownership or direct or indirect control of RMAI without the prior written consent of Freddie Mac.

6.
While RMAI is writing new insurance business, it may not exceed a risk-to-capital ratio of 20 to 1, and Radian Guaranty may not contribute capital to RMAI unless the contribution is specifically approved by Freddie Mac.

7.
Expenses paid by RMAI may not exceed expenses incurred by Radian Guaranty for management and administrative services performed by Radian Guaranty and allocated to RMAI in accordance with applicable statutory accounting standards and our procedures for determining an allocation between affiliated entities.

8.
If permitted by the applicable regulatory authorities, Radian Guaranty must: (i) subsume all risk written by, and the related premium payable to, RMAI in any state that waives or modifies its Statutory RBC Requirement to allow Radian Guaranty to begin writing new business after RMAI has started writing business in that state and Radian Guaranty must repatriate the capital supporting that risk; or (ii) enter into a 100% quota share reinsurance transaction with RMAI by the end of the quarter following the quarter in which Radian Guaranty again became eligible to write business in the state.

9.
If permitted by applicable regulatory authorities, once Radian Guaranty has satisfied the applicable Statutory RBC Requirement in an RBC State for three consecutive calendar quarters, all risk of RMAI written in that state must be subsumed by, and the capital supporting that risk must be repatriated to, Radian Guaranty by the end of the following quarter.

10.	If either Radian Guaranty or RMAI becomes subject to an adverse action by Freddie Mac, both Radian Guaranty and RMAI will be subject to the same adverse action, at Freddie Mac’s sole discretion.

11.	The Freddie Mac Approval also includes a condition specifying the time frame by which Radian Guaranty will evaluate and resolve claims.

12.	The approval to use RMAI as a Limited Insurer expires on December 31, 2013. Freddie Mac, in its sole discretion, may modify the terms and conditions of the Freddie Mac Approval or withdraw it.

Fannie Mae Approval. On February 27, 2012, Radian Group, Radian Guaranty and RMAI entered into an agreement with Fannie Mae (the “Fannie Mae Approval”) that provides for the approval of RMAI as a direct issuer of mortgage guaranty insurance in certain RBC States. The Fannie Mae Approval includes, among others, the following terms and conditions:

1.
The approval of RMAI is limited to only those RBC States in which Radian Guaranty has not been granted relief from the Statutory RBC Requirement. If Radian Guaranty is prohibited from writing new business in any state for a reason other than a failure to meet applicable Statutory RBC Requirements, Fannie Mae’s approval will not apply for such state.

2.	Radian Group was required to contribute $100 million in cash or cash equivalents to Radian Guaranty within 30 days of the effective date of the approval, which was completed in February 2012.

3.
Radian Group shall contribute an additional $50 million to Radian Guaranty (which would then be contributed to RMAI) after the end of the quarter in which it is determined that Radian Guaranty’s risk-to-capital ratio exceeded applicable Statutory RBC Requirements. In addition, Radian Group shall contribute to Radian Guaranty the amount of any future interest expense payment made by Radian Guaranty or RMAI to Radian Group pursuant to the terms of the interest expense sharing arrangements among these entities.

4.
Following this contribution, Fannie Mae and Radian Guaranty may review the risk-to-capital ratios of Radian Guaranty and RMAI to determine if additional capital contributions to RMAI are required. Once Radian Guaranty has contributed cash or cash equivalent assets to RMAI, then neither Radian Guaranty nor RMAI may take any of the following actions without obtaining the prior written consent of Fannie Mae:

•	Alter, amend or modify any reinsurance, capital support or similar agreement with any affiliate;

•
Except as specifically provided for in the Fannie Mae Approval, declare, pay or make any provision for the payment of any dividend, return of capital, capital or other distribution, including without limitation, repayment of any outstanding principal, interest or other amounts on any surplus notes, debentures or similar securities; provided, however, that Radian Guaranty and RMAI are permitted to make interest expense payments to Radian Group in accordance with the terms of the expense sharing arrangements among these entities, subject to Radian Group’s reimbursing Radian Guaranty for such amounts as discussed above;

•	Except as specifically provided for in the Fannie Mae Approval, sell or make any other arrangement to transfer or distribute any securities of Radian Guaranty or RMAI to another person or entity;

•	Alter, amend or modify the underwriting guidelines for Radian Guaranty or RMAI beyond what is eligible under Fannie Mae’s guidelines;

•	Transfer or shift Radian Guaranty’s or RMAI’s issuance of new mortgage insurance to another affiliate; and

•	Enter into any risk novation or commutation transaction by RMAI.

5.	The approval of RMAI will be automatically revoked for any RBC State 30 days after Radian Guaranty is permitted to resume writing new business in that state.

6.
After Radian Guaranty has, for a period of 12 consecutive months, met or exceeded the Statutory RBC Requirement of a state in which Radian Guaranty had not obtained a waiver or other relief, then, within 90 days, RMAI shall transfer to Radian Guaranty any and all mortgage guaranty insurance written by RMAI in that state, together with the capital supporting that risk, on terms and conditions approved by Fannie Mae and as permitted by applicable regulatory authorities.

7.	The conditional approval of RMAI terminates on December 31, 2013. Fannie Mae may revoke the approval at any time prior to its termination.
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
For statutory reporting, mortgage insurance companies are required annually to provide for additions to their contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be released into surplus for a period of 10 years, except when loss ratios exceed 35%, in which case the amount above 35% can be released under certain circumstances. The contingency reserve, which is designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserve as a statutory liability. At December 31, 2012, Radian Guaranty had no contingency reserves remaining and Radian Insurance had $20.6 million of contingency reserves.
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
In 2010, 2011 and 2012, we received approval from the NYSDFS to release approximately $42.1 million, $30.4 million and $54.5 million, respectively, from the contingency reserves of Radian Asset Assurance to statutory surplus as a result of certain policies that matured and other insurance coverage that was terminated. An additional $87.0 million of contingency reserves were released as a result of the Assured Transaction in the first quarter of 2012.
At December 31, 2012, Radian Asset Assurance had a contingency reserve of $300.1 million. In January 2013, $6.7 million of contingency reserves were released due to the FGIC Commutation, and on February 7, 2013, the NYSDFS approved the release of an additional $61.1 million of contingency reserves of Radian Asset Assurance resulting from the maturity or termination of financial guaranty policies.

5.	Reinsurance
Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the total loan amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured. Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with these insurance regulations. Radian Guaranty currently reinsures coverage in excess of 25% with CMAC of Texas, Radian Insurance and Radian Mortgage Insurance to remain in compliance with these insurance regulations.

B.	Federal Regulation

1.	Real Estate Settlement Practices Act of 1974 (“RESPA”)
The origination or refinance of a federally regulated mortgage loan is subject to RESPA. In December 1992, regulations were issued stating that mortgage insurance also is a settlement service, and therefore, subject to RESPA. As a result, mortgage insurers are subject to the anti-referral fee provisions of Section 8(a) of RESPA, which generally provide, among other things, that mortgage insurers are prohibited from paying any thing of value to a mortgage lender or any settlement service provider in consideration of the lender’s referral of business to the mortgage insurer. Many states have similar provisions that prohibit mortgage insurers from giving rebates. RESPA has been interpreted to cover many non-fee services as well.
We and other mortgage insurers have faced and are currently facing private lawsuits alleging, among other things, that our captive reinsurance arrangements, as well as pool insurance and contract underwriting services, constitute unlawful payments to mortgage lenders under RESPA. See “Legal Proceedings.”
The insurance law provisions of many states, including New York, also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this provision. In February 1999, the NYSDFS issued Circular Letter No. 2 that discusses its position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The letter confirms that captive reinsurance transactions are permissible if they “constitute a legitimate transfer of risk” and “are fair and equitable to the parties.” The letter also states that “supernotes/performance notes,” “dollar pool” insurance, and “un-captive captives” violate New York insurance law.

We and other mortgage insurers have been subject to multiple inquiries from the Minnesota Department of Commerce relating to our captive reinsurance and contract underwriting arrangements, and in the past, we received a subpoena from the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce the statute from HUD to the Consumer Financial Protection Bureau (the “CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand (“CID”) from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On December 7, 2012, we filed a petition with the CFPB to set aside or modify the CID, which has not yet been ruled upon by the CFPB. We are cooperating with the CFPB in its investigation and are in active discussions with the CFPB with respect to our response to the CID, including various alternatives for resolving this investigation. Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. Although we believe that all of our captive reinsurance and contract underwriting arrangements comply with applicable legal requirements in all material respects, we cannot be certain that we will be able to successfully defend against alleged violations of RESPA or other laws. See “Risk Factors—Legislation and regulatory changes and interpretations could harm our mortgage insurance business” and “We face risks associated with our contract underwriting business.”

2.	SAFE Mortgage Licensing Act (the “SAFE Act”)
The SAFE Act requires mortgage loan originators to be licensed and/or registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”). The Registry is a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators. Among other things, the database was established to support the licensing of mortgage loan originators by each state. As part of this licensing and registration process, loan originators who are employees of institutions other than depository institutions or certain of their subsidiaries, in each case, that are regulated by a Federal banking agency, must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the Registry. Otherwise, the SAFE Act generally prohibits employees of a depository institution (including certain of their subsidiaries that, in each case, are regulated by a Federal banking agency) from originating residential mortgage loans without first registering with the Registry and maintaining that registration. If the SAFE Act is interpreted to apply to our contract underwriters and we are unable to achieve compliance with the SAFE Act in all applicable states, we may be required to cease or limit our contract underwriting services in some or all states and could be subject to fines or other penalties.

3.	Home Mortgage Disclosure Act of 1975 (“HMDA”)
Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the HMDA. The purpose of the HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage this discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data. However, mortgage insurers have, through the industry trade group Mortgage Insurance Companies of America, voluntarily agreed to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

4.	Mortgage Insurance Cancellation
The Homeowners Protection Act of 1998 (“HPA”) imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The HPA also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the HPA provides that private mortgage insurance on most loans originated on or after July 29, 1999 may be canceled at the request of the borrower once the LTV reaches 80% of the original unpaid principal balance, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% of the unpaid principal balance (or, if the loan is not current on that date, on the date that the loan becomes current).
The HPA establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk.” The HPA does not define “high risk” loans, but leaves that determination to the GSEs for loans up to the GSE conforming loan limits and to lenders for any other loan. For “high risk” loans above the GSE conforming loan limits, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77% of the unpaid principal balance. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the borrower is current on the payments required by the terms of the mortgage.

5.	The Fair Credit Reporting Act.
The Fair Credit Reporting Act of 1970 (“FCRA”), as amended, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some Federal Trade Commission staff to require mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined on the basis of a review of the consumer’s credit.

6.	The GSEs and FHA
As the largest purchasers of conventional mortgage loans, and therefore, the main beneficiaries of private mortgage insurance, the GSEs impose requirements on private mortgage insurers that wish to insure loans sold to the GSEs. In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet the GSE eligibility requirements. The current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. In order to maintain the highest level of eligibility with the GSEs, mortgage insurers historically had to maintain an insurance financial strength rating of AA- or Aa3 from at least two of the three rating agencies by which they are customarily rated. Although our ratings have been downgraded substantially below these required ratings, the GSEs have allowed Radian Guaranty to operate under business and financial remediation plans and retain its eligibility status. In addition, in February 2012, the GSEs approved RMAI (the “GSE Approvals”) to operate as an eligible insurer on a limited basis in certain RBC States to the extent Radian Guaranty is unable to comply with applicable Statutory RBC Requirements and is unable to continue to write new mortgage insurance in such states. See “Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.” If the GSEs believe that our remediation plans will not provide the capital required by our mortgage insurance business, or otherwise are not satisfied, or if we fail to comply with the terms of the GSE Approvals, we could lose our eligibility with the GSEs. See “Risk Factors—We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.”
Some of the more recent programs of the GSEs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements. The GSEs also have the ability, among other things to:

•	implement new eligibility requirements for mortgage insurers and alter or liberalize underwriting standards on low-down-payment mortgages they purchase;

•	alter the terms on which mortgage insurance coverage may be canceled before reaching the cancellation thresholds established by law;

•
establish the terms to be included in mortgage insurance policies for loans that they purchase. The GSEs recently have informed mortgage insurers that their master insurance policies must include a series of specific items relating to, among other things, loss mitigation, claims processing and the GSEs’ rights under the policy. We currently are in discussions with the GSEs regarding these proposed items, which are expected to be effective for loans insured beginning in 2014;

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default;

•
establish the amount of guarantee fees (which result in higher cost to borrowers) that the GSEs charge on loans that require private mortgage insurance. In December 2011, Congress passed a law to increase the GSE guarantee fee, and in November 2012, the FHFA directed the GSEs to increase their guarantee fees again, thus making some privately-insured loans purchased by the GSEs more costly than FHA-insured loans;

•	intervene in mortgage insurers’ rescission practices or rescission settlement practices with lenders;

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage; and

•	establish capital requirements as a condition of eligibility that could be more stringent than those that are currently in effect.

We have participated in “affordable housing” programs for low- and moderate-income borrowers. These programs have included mortgages with LTV ratios between 90.01% to 95%, 95.01% to 97%, and 97.01% to 100% and liberalized underwriting guidelines to achieve the programs’ objectives. Although our default experience on loans that we have insured through these programs has been worse than on non-“affordable housing” loans, the percentage of our RIF currently attributable to these programs is not material.
In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act of 2008 (“HERA”), encompass substantially all of the GSE operations. This new law abolished the former regulator for the GSEs, the Office of Federal Housing Enterprise Oversight, and created a new regulator, the FHFA, in addition to other oversight reforms.
In September 2008, the FHFA was appointed as the conservator of the GSEs to ensure that the GSEs operate in a safe and sound manner. Since its inception, FHFA has undertaken actions to scale back the GSEs’ presence in the mortgage market, strengthen their financial positions, and help struggling borrowers, including expanding the HARP eligibility requirements. Despite these actions, many policymakers have encouraged FHFA to take further action with respect to the GSEs to help facilitate a broader and more robust recovery of the housing market. In response, FHFA released a strategic plan for the next phase of the conservatorship, which would build a single platform infrastructure for the mortgage market going forward and reduce the role of the GSEs, while increasing private sector participation and helping borrowers to avoid foreclosure. See “—Housing Finance Reform” below for further discussion.
Under the Emergency Economic Stimulus Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009, the loan limits for FHA-insured loans and the loan limits on GSE conforming loans in certain areas, were temporarily increased to a maximum of $729,750. The Continuing Appropriations and Surface Transportation Extensions Act of 2011, which was enacted into law in December 2010, extended these increased loan limits through September 2011. The increase in the loan limits for FHA-insured loans and GSE conforming loans was intended to increase the size of the secondary market for purchasing and securitizing home loans and to encourage the GSEs to continue to provide liquidity to the residential mortgage market, particularly in higher-priced areas, at a time when many banks and similar institutions had significantly curtailed their activities due to the subprime lending crisis that developed during 2007. On October 1, 2011, the higher FHA and GSE loan limits expired and those limits decreased from $729,750 to $625,500. However, in November 2011, Congress raised FHA’s loan limits for high cost areas back to $729,750, while keeping the GSE limits for high-cost areas at $625,500. As a result, for the first time in history, loan limits for FHA-insured loans are currently higher than loan limits for privately-insured loans. This effectively enables FHA to insure a broader range of loans than private mortgage insurers.
HERA contains provisions intended to provide the FHA with greater flexibility in establishing new products. HERA also authorized the FHA to refinance distressed mortgages for eligible borrowers in return for lenders and investors agreeing to write down the amount of the original mortgage and the borrower sharing in the future appreciation with the FHA.
In November 2011, HUD released its annual report to Congress on the financial condition of the FHA Mutual Mortgage Insurance Fund, which found that the FHA’s single family mortgage and reverse mortgage insurance programs fell below the statutorily-required capital ratio. The FHA has announced plans to take a series of steps in an effort to avoid a bailout of its insurance fund, including, among others:

•	raising its annual insurance premium on new mortgages by 10 basis points in April 2013 (representing the third FHA premium increase in less than one year);

•	providing new relief for troubled borrowers with a streamlined short sale program and a reversal of a past policy that cancels premiums for new borrowers as they pay off their loan.
As a result of the FHA’s financial condition, Congress is now considering FHA reform in addition to GSE reform. Given that FHA and GSE reform have significant impacts on each other, as well as on borrower access to credit and the housing market more broadly, we believe policymakers may consider both GSE reform and FHA reform together. It is unclear whether these reforms ultimately will be adopted, what form they may take and the impact on the private mortgage insurance industry.

7.	Housing Finance Reform
On February 11, 2011, the U.S. Presidential Administration (the “Administration”) released its proposal to reform the U.S. housing finance market. In its proposal, the Administration seeks to gradually reduce the federal government’s role in housing finance, including the ultimate wind-down of the GSEs, and to increase the role of private capital.

With respect to long-term reform, the Administration has proposed the following three options, each of which differs in both the structure and scale of the federal government’s future role in the housing finance system:

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

•
Option 3: Similar to Option 2, but with assistance to low- and moderate-income borrowers and with the federal government providing catastrophic reinsurance behind private capital for securities of a targeted range of mortgages.

The Administration’s proposal is intended to shape the debate in Congress as the Senate Banking Committee and the House Financial Services Committee consider legislation reforming the housing finance market. It is possible that the Administration may release an updated housing finance reform proposal to further stimulate the debate around housing finance reform. It is unclear whether housing finance reform legislation will be adopted and, if so, what form it will ultimately take.
FHFA Acting Director Edward J. DeMarco sent a proposal to Congress outlining a strategic plan for the next phase of the conservatorship of the GSEs in February 2012 and updated this plan in May and October 2012. The plan identifies three strategic goals for this next phase: (1) build a single infrastructure to support the mortgage credit business, including mortgage servicing agreements and requirements placed on companies that service mortgages; (2) reduce the GSE presence in the market and replace them with private sector participation; and (3) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. We believe the most significant components of this plan are: (i) the FHFA’s recommendations regarding shifting mortgage credit risk to the private sector through increasing the GSE guarantee fee pricing; (ii) establishing loss-sharing arrangements that require private investors to bear most or potentially all of the risk; and (iii) expanding reliance on mortgage insurance by requiring deeper mortgage insurance coverage on individual loans or through pool-level insurance policies to insure a portion of the mortgage credit risk currently retained by the GSEs. At this time, it is not possible to estimate the impact of the FHFA’s proposed strategic plan on our business.
While Congress may preserve a role for private mortgage insurance as it considers housing finance reform legislation, there is a possibility that new federal legislation could change the role of private mortgage insurance going forward by, among other items, changing the combined LTV ratio for which private mortgage insurance is required, changing the role of the GSEs in the secondary mortgage market, eliminating the requirement for private mortgage insurance, or continuing to change the GSE guarantee fees and FHA premium pricing. See “Risk Factors—Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business” and “—Our mortgage insurance business faces intense competition.” We cannot predict whether any of the existing proposals will be adopted or how any new laws, regulations or initiatives that may be proposed will impact our business.
Despite their various proposals, neither the FHFA, the Administration, or Congress has taken significant actions to wind down the GSEs. In the second quarter of 2012, both Fannie Mae and Freddie Mac reported profits for the first time since the fourth quarter of 2006. Also, the second quarter of 2012 was the first time that neither GSE had to request financial support from the Treasury. This development may slow or delay progress on reform of the GSEs and the housing finance system in the U.S.

8.	The Dodd-Frank Act
The Dodd-Frank Act contains many new requirements and mandates significant rulemaking by several regulatory agencies to implement its provisions. While several of those rules have been finalized, the full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses remain uncertain at this time.

The Dodd-Frank Act requires the issuance of regulations providing that securitizers retain an economic interest in a portion of the credit risk for any asset that securitizers transfer, sell, or convey to a third party, referred to as the risk retention requirements. The Dodd-Frank Act also contains an exemption from these risk retention requirements for mortgages that meet the definition of a “qualified residential mortgage” (“QRM”). The Dodd-Frank Act requires the Federal Reserve, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation (“FDIC”), SEC, HUD, and FHFA to jointly define the term “QRM,” taking into consideration underwriting product features that historical loan performance data indicate result in a lower risk of default, such as “mortgage guarantee insurance or other types of insurance or credit enhancement obtained at the time of origination, to the extent such insurance or credit enhancement reduces the risk of default.” In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. Among other requirements, the proposed rule would exclude loans with non-traditional features, such as negative amortization, and would require adherence to strict, objective underwriting standards, including maximum debt-to-income ratios and borrower credit history restrictions. Most notably, the proposed rule required a maximum LTV of 80% on a home purchase transaction, regardless of whether the loan was insured by private mortgage insurance. The proposed rule was subject to a public comment period that ended August 1, 2011. The regulators sought comments on virtually all aspects of the QRM definition, including: (1) a request for historical loan data that the regulators may use to assess whether loans with mortgage insurance are less likely to default than loans without mortgage insurance; (2) if the QRM definition included mortgage insurance, what financial eligibility standards should be incorporated for mortgage insurance providers and how might those standards be monitored and enforced; and (3) the potential benefits and costs of the alternative QRM definition that would give credit to mortgage insurance. There was also a specific request for comment on an alternative QRM definition that, if approved by regulators, would take mortgage insurance into account in determining whether the borrower met a 90% LTV requirement.
We believe that loans that meet the definition of a QRM are likely to be favored in the market place because of their exemption from these risk retention requirements. While regulators are granted the discretion to determine whether loans with private mortgage insurance are QRMs that are exempted from the Dodd-Frank Act’s risk retention requirements, the Dodd-Frank Act provides that loans with FHA, VA or U.S. Department of Agriculture (“USDA”) insurance will automatically be exempted, which could disadvantage private mortgage insurers if private mortgage insurance is not included in the QRM definition on an equivalent basis. Currently, under the proposed rule, loans purchased and securitized by the GSEs while they are in conservatorship would be exempt from the risk retention requirements. Regulators have not yet issued a final rule and it is not known when final QRM regulations will become effective or what the ultimate requirements may be. Some legislators and policymakers have expressed support for a QRM definition that is equivalent to the Qualified Mortgage final rule, which was released in January 2013, as further discussed below.
The Dodd-Frank Act also authorizes the CFPB to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination based on verified and documented information that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan according to its terms, as well as applicable taxes, insurance (including mortgage guaranty insurance) and assessments. The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan (i.e., has satisfied the “ability to repay” analysis above) if the loan has certain low-risk characteristics that meet the definition of a “qualified mortgage” (“QM”). A QM means, among other things, any residential mortgage loan: (i) the regular period payments for which do not result in an increase of the principal balance or allow the consumer to defer payment of principal; and (ii) for which the total points and fees payable in connection with the loan do not exceed 3% of the total loan amount.
In January 2013, the CFPB published the final Ability-to-Repay and Qualified Mortgage Standards under the Truth in Lending Act final rule (the “QM final rule”). Under the QM final rule, the general QM definition contains a 43% debt-to-income ratio limitation. However, the CFPB acknowledged that it may take time for the non-QM market to establish, and therefore, the QM final rule includes a temporary alternative definition of QM that includes loans for borrowers with debt-to-income ratios above 43% as long the loan meets the following conditions: (1) it is eligible to be purchased, guaranteed, or insured by the GSEs, FHA, VA, USDA or Rural Housing Service (“RHS”); and (2) it satisfies the QM final rule’s requirements with regard to avoiding risky loan features (e.g., negative amortization and interest only features) and the limitation on points and fees discussed below. This means that loans insured by private mortgage insurance will qualify as QM loans as long as this temporary alternative definition is in effect and the loans meet the specified conditions. In the case of the FHA, VA, USDA or RHS, the temporary definition of QM will expire at the earlier of seven years or when those government entities adopt their own QM rule. The temporary alternative definition of QM for loans eligible to be purchased by the GSEs will expire at the earlier of seven years or at such time as the GSEs are no longer under conservatorship or receivership.

To qualify as a QM under the QM final rule (including under the temporary alternative definition of QM for government-backed loans), the points and fees payable in connection with the loan may not exceed 3% of the total loan amount. As it relates to private mortgage insurance, any premium charges payable after closing (e.g., monthly premiums) are excluded from the points and fees calculation. With regard to up-front private mortgage insurance premiums (premium charges payable at or before closing), the portion of the premium that is not in excess of the up-front FHA premium at the time of the loan’s origination is also excluded from the points and fees calculation, as long as the private mortgage insurance up-front premium is required to be refundable on a pro-rated basis and the refund is automatically issued upon notification of the satisfaction of the underlying mortgage. Any private mortgage insurance up-front premium that is in excess of the current FHA up-front premium is included in the calculation of the limitation on points and fees. The CFPB has clarified that only the portion of the private mortgage insurance up-front premium that exceeds the FHA up-front premium must be included in points and fees.
While the final rule does not explicitly address the treatment of up-front premiums that are financed over the life of the loan, the CFPB’s guidance regarding the application of the points and fees calculation to private mortgage insurance appears to suggest that any part of the up-front premium in excess of the FHA premium that is financed into the monthly payments that are paid after the loan closing are excluded from the points and fees calculation.
Unlike with private mortgage insurance, all mortgage insurance premiums or mortgage guarantees charged by FHA, VA, USDA, or the Rural Housing Service are excluded from the calculation of points and fees. This includes both up-front and monthly premiums. We are continuing to evaluate the impact, if any, that the new QM definition may have on the structure, marketability and pricing of our mortgage insurance products.
The Dodd-Frank Act establishes a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies deemed systemically important financial institutions to more rigorous prudential standards and other requirements and to subject such companies to a special liquidation process outside the federal bankruptcy code, administered by the FDIC (although insurance company subsidiaries would remain subject to liquidation and rehabilitation proceedings under state law). In its 2012 Annual Report, the FSOC recommended that FSOC member agencies, HUD, and Congress develop a long-term housing finance reform framework that supports the central role of private capital and the emphasis on consumer and investor protections in any future housing finance system. It is unclear whether the FSOC will take any additional steps to address housing finance reform.
In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the U.S., including by increased national uniformity through either a federal charter or effective action by the states.
See “Risk Factors—The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.”

9.	Homeowner Assistance Programs
EESA included provisions that require the U.S. Secretary of the Treasury (“Treasury Secretary”) to encourage further use of the Hope for Homeowners program. Under EESA, the Treasury Secretary is required to “maximize assistance to homeowners and encourage mortgage servicers to take advantage of available programs (including the Hope for Homeowners program) to minimize foreclosures.” In 2008, the U.S. Department of the Treasury announced the Homeowner Affordability and Stability Plan to restructure or refinance mortgages to avoid foreclosures through: (i) refinancing mortgage loans through HARP; (ii) modifying first and second mortgage loans through the Homeowner Affordable Modification Program (“HAMP”) and the Second Lien Modification Program; and (iii) offering other alternatives to foreclosure through the Home Affordable Foreclosure Alternatives Program (“HAFA”). Details of these programs are as follows:

•
In 2009, the GSEs began offering the HARP program that allows a borrower who is not delinquent to refinance his or her mortgage to a more stable or affordable loan if such borrower has been unable to take advantage of lower interest rates because his or her home has decreased in value. To be eligible, a borrower must meet certain conditions, including that the borrower must be current on the mortgage at the time of the refinance, with no late payment in the past six months and no more than one late payment in the past 12 months. In November 2011, FHFA made enhancements to the HARP program (“HARP 2”) to increase the number of borrowers who can qualify for refinancing. Under HARP 2, among other changes, the FHFA: (i) removed the 125 percent LTV ceiling for fixed-rate mortgages backed by the GSEs, which had prevented some borrowers whose home values had declined significantly from participating; (ii) eliminated certain risk-based fees for borrowers who refinance into shorter-term mortgages; (iii) waived certain representations and warranties; and (iv) extended the program through 2013. Importantly, the FHFA reached an agreement with private mortgage insurers to facilitate the transfer of mortgage insurance on loans to be refinanced without regard to LTV. While legislation is not required to make changes to HARP because FHFA has the authority to make changes to the program on its own, legislation was introduced in May 2012 that would require FHFA to further expand the HARP eligibility requirements to help even more homeowners with GSE-backed loans to refinance into lower rates. The CFPB also has proposed that if the HARP program is extended beyond 2013, those loans may receive an exemption from the Ability-to-Repay requirements under the CFPB’s January 2013 rule, described above.

•
In February 2009, the U.S. Department of the Treasury established HAMP as a program to modify certain loans to make them more affordable to borrowers, with the goal of reducing the number of foreclosures. Under HAMP, an eligible borrower’s monthly payments may be lowered by lowering interest rates, extending the term of the mortgage or deferring principal. To be eligible, a borrower must meet certain conditions, including conditions relating to the borrower’s current income and non-mortgage debt obligations. In January 2012, the U.S. Department of the Treasury proposed enhancements to HAMP. These proposed enhancements are designed to expand the program for homeowners by, among other things, increasing incentive payments for principal reduction and modifying certain conditions relating to the borrower’s current income and non-mortgage debt obligations. In June 2012, the HAMP program extended the population of eligible homeowners to (i) homeowners applying for a modification on a home that is not their primary residence, but the property is currently rented or the homeowner intends to rent it; (ii) homeowners who were previously ineligible because their debt-to-income ratio was 31% or lower; (iii) homeowners who previously received a HAMP trial period plan, but defaulted in their trial payments; and (iv) homeowners who previously received a HAMP permanent modification, but defaulted in their payments, therefore losing good standing. Program enrollment in the HAMP program ends December 31, 2013.

•
HAFA, which became effective in April 2010, is intended to provide additional alternatives to foreclosures by providing incentives to encourage a borrower and servicer to agree that: (i) a borrower can sell his or her home for less than the full amount due on the mortgage and fully satisfy the mortgage; or (ii) a borrower can voluntarily transfer ownership of his or her home to the servicer in full satisfaction of the mortgage.

•
The U.S. Department of the Treasury also has developed uniform guidance for loan modifications to be used by participating servicers in the private sector. The GSEs have incorporated material aspects of these guidelines for loans that they own and loans backing securities that they guaranty.

See “Risk Factors—Loan modification, refinancing and other similar programs may not provide us with a material benefit.”

Beginning in 2008, certain mortgage industry participants have implemented their own programs to modify troubled residential mortgages. For example, Bank of America and Countrywide Financial Corporation entered into a settlement with various states’ Attorneys General that requires the creation of a proactive home retention program that is intended to systematically modify troubled mortgages to allow for up to $8.4 billion in interest rate and principal reductions for nearly 400,000 Countrywide customers. In addition, the FDIC, initially in its role as conservator for IndyMac Bank, also implemented broad modification procedures for institutions acquiring failed institutions under loss-share agreements.
In 2010, the Administration announced $7.6 billion of funding under EESA to 18 states and the District of Columbia where the average price for homes had fallen by more than 20% from its peak price and to states with the highest concentration of their populations living in counties with unemployment rates greater than 12 percent or unemployment rates that were at or above the national average. These funds, under the “Hardest Hit Fund” Program, have been made available to eligible states and local housing finance agencies to assist borrowers, including unemployed borrowers, borrowers that owe more than the current value of their home, and borrowers with home equity loans or second-liens. The U.S. Department of the Treasury has provided guidelines for funding and other eligibility requirements under the Hardest Hit Fund Program and homeowners in participating states can apply for the Hardest Hit Fund through 2017 or until all program funds are allocated for homeowner assistance.
In February 2012, the U.S. Department of Justice, HUD and 49 state attorneys general (excluding Oklahoma) announced a $25 billion global settlement with Ally Financial Inc., Bank of America Corporation, Citibank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A. According to the announcement, the settlement resolves many of the potential state and federal civil charges about allegations of improper foreclosure practices, including “robosigning.” Consumer relief payments in the form of, among other things, permanent principal reductions on eligible delinquent loans are to comprise $17 billion of the settlement. The settlement also includes $3 billion to facilitate refinancing for eligible borrowers who are not delinquent and are underwater on their mortgages. An additional $5 billion will be paid in cash to the U.S. government and the participating state governments, of which $1.5 billion is to be used for eligible borrowers who have lost their homes to foreclosure between 2008 and 2011. In addition, the participating banks have agreed to implement a detailed set of national servicing standards.
The impact of the settlement agreement on the housing market is unclear at this time as the effectiveness of the settlement is largely dependent on the banks’ implementation of it. The banks have been given three years to distribute the aid and the settlement relief is not available to those homeowners whose mortgages have been sold to the GSEs, which represent nearly half of outstanding mortgages in the U.S.

10.	Mortgage Insurance Tax Deduction
In 2006, Congress enacted the private mortgage insurance tax deduction in order to foster homeownership. The deduction was enacted on a temporary basis and it expired at the end of 2011. In January 2013, Congress passed the American Taxpayer Relief Act, which extended the private mortgage insurance tax deduction retroactively for one year and prospectively for one year through 2013. In 2012, legislation was also introduced that would make the private mortgage insurance deduction permanent. The proposed legislation is likely to be reintroduced in the 113th Congress and considered as a part of the comprehensive tax reform debate. We cannot predict whether the tax deduction will be made permanent and if not, whether it will be further extended after 2013.

C.	Basel II and Basel III Capital Accords
The Basel II Capital Accord (“Basel II”) represents a proposal by the Basel Committee on Banking Supervision (“BCBS”), consisting of bank supervisors and central bankers from 13 countries, to revise the international standards for measuring the adequacy of a bank’s capital. The implementation of Basel II is intended to promote a more forward-looking approach to capital supervision and to ensure greater consistency in the way banks and banking regulators approach risk management around the world. The implementation of Basel II may affect the demand for and capital treatment provided to mortgage insurance and the capital available to large domestic and internationally active banking institutions for their mortgage origination and securitization activities.
Our primary mortgage insurance business and opportunities may be significantly impacted by the implementation of Basel II in the U.S. due to the adoption of jurisdiction specific prudential standards that may lead to change in demand for and acceptance of mortgage insurance by large domestic and internationally active banking institutions. The implementation of Basel II and adoption of standards is subject to the views and discretion of the local banking supervisors and its implementation is expected to vary across national jurisdictions.

Basel II was implemented by many banks in the U.S. and many other countries in 2009 and 2010. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim.
In September 2010, the BCBS released the third Basel Capital Accord (“Basel III”) guidelines, which will increase the capital requirements of certain banking organizations. Implementation of Basel III requires formal regulations, and in December 2010, the BCBS released a new bank capital framework (“Basel III capital adequacy guidelines”) that is intended to significantly raise minimum capital requirements for banks. Implementation of the Basel III capital adequacy guidelines in the U.S. requires the three federal banking regulators to issue legally binding rules. In June 2012, the agencies released Basel III proposed rules. The proposed Basel III rules would, among other things, assign risk-weightings based on a residential mortgage’s LTV ratio. However, the proposed rules do not recognize private mortgage insurance as a factor that reduces risk for high LTV loans because of the “varying degree of financial strength” of private mortgage insurers. Therefore, a loan with a 5% down payment that is insured by private mortgage insurance would be considered as having a 95% LTV for minimum capital requirement purposes. Additionally, while private mortgage insurance is not recognized, FHA-insured loans retain a risk weighting of zero, which could make FHA-insured loans more attractive than privately-insured loans for those loans held for investment. The deadline for comments on the proposed rules ended in October 2012. Several mortgage insurance industry participants, as well as other housing market participants, have submitted comments to the regulators suggesting that, instead of refusing to recognize private mortgage insurance in determining risk-weightings altogether, regulators should work with the private mortgage insurance industry to design a method to test the financial strength and claims paying adequacy of individual private mortgage insurance companies. The federal banking regulators have not yet finalized the rules. While the timing for the final rulemaking is unclear, currently it is expected to be finalized in the first half of 2013. The new rules are likely to significantly increase the capital requirements for mortgages, and thus could have a restraining impact on the recovery of the housing market. Until the rules are finalized, we will not be able to evaluate the potential effects of the Basel III guidelines on the housing market or our business.
See “Risk Factors—The implementation of the Basel II capital adequacy requirements and the Basel III guidelines may discourage the use of mortgage insurance.”

D.	Foreign Regulation
By reason of Radian Insurance’s authorization, in September 2006, to conduct insurance business through a branch in Hong Kong, we are subject to regulation by the Hong Kong Insurance Authority (“HKIA”). The HKIA’s principal purpose is to supervise and regulate the insurance industry, primarily for the protection of policyholders and the stability of the industry. Hong Kong insurers are required by the Insurance Companies Ordinance to maintain minimum capital as well as an excess of assets over liabilities of not less than a required solvency margin, which is determined on the basis of a statutory formula. Foreign-owned insurers are also required to maintain assets in Hong Kong in an amount sufficient to ensure that assets will be available in Hong Kong to meet the claims of Hong Kong policyholders if the insurer should become insolvent. The HKIA also reviews the backgrounds and qualifications of insurance companies’ directors and key local management to ensure that these “controllers” are “fit and proper” to hold their positions and has the authority to approve or disapprove key appointments.

VII.	Employees
At December 31, 2012, we had 696 employees, with 121 individuals employed by Radian Group, and 535 and 40 individuals employed in our mortgage insurance and financial guaranty businesses, respectively. Management considers employee relations to be good.

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
We and our insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the states where our insurance subsidiaries are licensed to transact business. These regulations are principally designed for the protection of our policyholders rather than for the benefit of investors. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, other risk-based capital measures and surplus requirements that potentially may limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities or the GSEs, which could materially and adversely affect our business, business prospects and financial condition.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States, the Statutory RBC Requirement is that Radian Guaranty must maintain a minimum policyholder position, which is based on both risk and surplus levels (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2012 and 2011, the RBC States accounted for approximately 54.3% and 50.5%, respectively, of Radian Guaranty’s total primary NIW.
As of December 31, 2012, Radian Guaranty’s risk-to-capital ratio was 20.8 to 1. Radian Guaranty’s risk-to-capital ratio has been negatively impacted in recent years by operating losses. The ultimate amount and timing of future losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. We intend to maintain Radian Guaranty’s risk-to-capital ratio below 25 to 1 throughout 2013, including if necessary, by making contributions to Radian Guaranty from Radian Group’s remaining available liquidity. Based on our current projections, in the absence of these contributions or other risk-to-capital support, we anticipate that Radian Guaranty will exceed the 25 to 1 risk-to-capital ratio requirement during 2013. As of December 31, 2012, Radian Guaranty was operating under waivers in two RBC States with MPP Requirements for which Radian Guaranty’s minimum policyholder position was below the applicable requirements. Each of these RBC States has issued to Radian Guaranty a waiver of its MPP requirement that allows Radian Guaranty to continue writing new business in these states regardless of whether the MPP Requirement has been met. One of these waivers has no specified expiration date and the other expires on December 31, 2013.
Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and adverse developments in the assumptions used to determine our loss reserves. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of prolonged economic uncertainty. Our estimate of the default to claim rate is a significant assumption in our reserving methodology. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 47% and 43% for the years ended December 31, 2012 and 2011, respectively. Assuming all other factors remain constant, for each one percentage point increase in our aggregate weighted average default to claim rate as of December 31, 2012, incurred losses would increase by approximately $55 million. Radian Guaranty’s statutory capital would be reduced by the after-tax impact of these incurred losses. Our level of incurred losses is also dependent on our estimate of anticipated rescissions and denials, including our estimate of the likely number of successful challenges to previously rescinded policies or claim denials, among other assumptions. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could adversely affect Radian Guaranty’s statutory capital position.

If Radian Guaranty is not in compliance with a state’s applicable Statutory RBC Requirement, it may be prohibited from writing new business in that state until it is back in compliance or it receives a waiver of, or similar relief from, the requirement, as discussed in more detail below. In those states that do not have a Statutory RBC Requirement, it is not clear what actions the applicable state regulators would take if a mortgage insurer fails to meet the Statutory RBC Requirement established by another state. Accordingly, if Radian Guaranty fails to meet the Statutory RBC Requirement in one or more states, it could be required to suspend writing business in some or all of the states in which it does business. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty while its capital position remained at such levels. The franchise value of our mortgage insurance business would likely be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states.
Radian Guaranty’s capital position also is dependent on the performance of our financial guaranty portfolio. During the third quarter of 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. As of December 31, 2012, Radian Guaranty’s statutory surplus was $926.0 million, which included Radian Asset Assurance’s statutory surplus of $1.1 billion as of the same date. Any decrease in the statutory capital in our financial guaranty business would therefore have a negative impact on Radian Guaranty’s capital position and its ability to remain in compliance with the Statutory RBC Requirements. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) statutory reserves on defaulted obligations that we have insured, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. See “Deterioration in our financial guaranty portfolio could reduce Radian Asset Assurance’s statutory surplus and negatively impact its ability to pay dividends to Radian Guaranty.”
We actively manage Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. Radian Group had unrestricted cash and liquid investments of $375.6 million as of December 31, 2012, which amount includes approximately $39.4 million of future expected corporate expenses and interest payments that have been accrued for and paid by certain subsidiaries to Radian Group as of that date. Of these funds, $79.4 million was used to repay the remaining principal amount outstanding on our 2013 Notes that matured on February 15, 2013. Radian Group currently has outstanding $54.8 million of debt due in 2015, $195.2 million of debt due in June 2017 and an additional $450 million of convertible debt due in November 2017. Depending on the extent of our future statutory incurred losses in our mortgage insurance subsidiaries and in Radian Asset Assurance, as well as the level of NIW and other factors, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts available at Radian Group.
We use reinsurance from affiliated companies to support Radian Guaranty’s risk-to-capital ratio. In order to improve its capital position, in the fourth quarter of 2012, Radian Guaranty entered into an excess-of-loss reinsurance transaction with Radian Mortgage Insurance under which Radian Guaranty transferred approximately $2.5 billion of RIF to Radian Mortgage Insurance. In 2011 and 2010, Radian Guaranty entered into excess-of-loss reinsurance agreements with Radian Insurance under which Radian Guaranty initially transferred a total of approximately $6.1 billion of RIF to Radian Insurance. Our ability to continue to reduce Radian Guaranty’s risk through similar affiliated reinsurance arrangements may be limited. These arrangements are subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements.
Certain of these affiliated reinsurance companies currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. Radian Mortgage Insurance and Radian Insurance are each required to maintain a minimum statutory surplus of $20 million to remain authorized reinsurers, and in 2012, Radian Guaranty made a capital contribution to Radian Mortgage Insurance totaling approximately $60 million. CMAC of Texas, which provides reinsurance to Radian Guaranty for coverage in excess of 25% of certain loans insured by Radian Guaranty, is a sister company of Radian Guaranty, and therefore, any contributions to this insurer would not be consolidated with Radian Guaranty’s capital for purposes of calculating Radian Guaranty’s risk-to-capital position. In addition, we must obtain prior approval from one or both of the GSEs to enter into new, or to modify existing, reinsurance arrangements. If we are limited in, or prohibited from, using reinsurance arrangements to reduce Radian Guaranty’s risk, it would adversely affect Radian Guaranty’s risk-to-capital position.

In order to maximize our financial flexibility in the event Radian Guaranty is unable to comply with applicable Statutory RBC Requirements, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC States, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, we have an application for a waiver pending in Idaho, and Oregon has indicated that it will not consider a waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Currently, Radian Guaranty has waivers or similar relief from the following RBC States: Kentucky, Wisconsin, Arizona, Missouri, North Carolina, California and Texas. Waivers that were previously granted to Radian Guaranty from Illinois, New Jersey and Florida expired at the end of 2012 and we currently are pursuing a renewal of the waivers from these states. Certain of the existing waivers contain conditions, including requirements that Radian Guaranty’s risk-to-capital ratio may not exceed a revised maximum ratio, ranging from 30 to 1 up to 35 to 1. There can be no assurance that: (1) Radian Guaranty will be granted a waiver in Idaho or Oregon or a renewal of the waivers that have expired in Illinois, New Jersey and Florida; (2) for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) for any waiver granted, it will be renewed or extended after its original expiration date; or (4) additional requirements will not be imposed as a condition to such waivers or their renewal or extension and, if so, whether we will be able to comply with such requirements.
In addition to filing for waivers in the RBC States, if necessary, we intend to write new first-lien insurance business in RMAI in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. RMAI is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states and the District of Columbia. Fannie Mae has approved RMAI to write new mortgage insurance business in any RBC State where Radian Guaranty would be prohibited from writing new business if it were not in compliance with the state’s Statutory RBC Requirement, without a waiver or other similar relief. The Fannie Mae Approval expires on December 31, 2013. Freddie Mac also has approved RMAI as a limited mortgage insurer to write business in those RBC States for which we are unable to obtain a waiver. On December 20, 2012, Freddie Mac amended its approval to extend it for an additional one-year period that will expire on December 31, 2013. Pursuant to the Freddie Mac Approval, RMAI currently is eligible to write business in New York, Ohio, Iowa, Kansas and, subject to certain conditions, Oregon and Idaho.
The GSE Approvals are temporary and are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for RMAI, restrictions on the payment of dividends and restrictions on affiliate transactions involving Radian Guaranty or RMAI. Under the GSE Approvals, Radian Group is required to contribute $50 million of additional capital to Radian Guaranty (which would then be contributed to RMAI) if Radian Guaranty exceeds a 25 to 1 risk-to-capital ratio, or if it fails to satisfy an MPP requirement in a state where it has not obtained a waiver or other similar relief. The Freddie Mac Approval also includes a condition specifying the time frame by which Radian Guaranty will evaluate and resolve claims. There can be no assurance that: (1) we will be able to comply with the conditions imposed by the GSE Approvals; (2) the GSEs will not revoke or terminate their approvals, which they generally have the authority to do at any time; (3) the GSE Approvals will be renewed or extended after their expiration dates; or (4) additional requirements will not be imposed as a condition to such on-going approvals, including their renewal or extension.
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
Our existing capital resources may not be sufficient to successfully manage Radian Guaranty’s capital position. Our ability to utilize waivers and RMAI to continue to write business if Radian Guaranty’s capital position is not in compliance with the Statutory RBC Requirements is subject to conditions that we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions or other risk-to-capital support or relief could be necessary, which we may not have the ability to provide. Further, regardless of the waivers and the GSE Approvals of RMAI, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements, including for periods after 2013. Depending on the extent of our future incurred losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group’s available capital to Radian Guaranty and RMAI, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt.

We have incurred significant losses on our insured products as a result of the economic downturn that began in 2007 and we expect to incur additional losses in the future.
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the credit performance of our underlying insured assets. Many of these conditions are beyond our control, including national and regional economic conditions, housing prices, unemployment levels, interest rate changes, the availability of credit and other factors. The economic downturn in the U.S. housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for our businesses. Since 2007, we have experienced high levels of defaults and claims in our mortgage insurance business and our results of operations continue to be negatively impacted by the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to the mortgage insurance that we wrote during these years as our “legacy portfolio”).
Although there has been some stabilization of the U.S. economy and improvement in the operating environment for our businesses in 2012, the U.S. economy and housing market remain in a state of recovery and, in many respects, are weak compared to historical standards. As a result, it is difficult to predict with any degree of certainty if and when a full recovery of the economy will occur, including a meaningful reduction in unemployment and a broad and lasting recovery in the housing market. In light of this, there remains a great deal of uncertainty regarding our ultimate loss performance, which we expect will depend largely on the performance of our legacy portfolio. While we expect to experience marginal operating profitability in our mortgage insurance business in 2013, this projection is based, among other significant factors, on our assumption that incurred losses will continue to improve significantly in 2013 as the economy and housing market continue to strengthen. These assumptions are based on factors that are beyond our control, and therefore, we can provide no assurance whether our projections will prove to be accurate or if and when we may return to profitability.
In addition to the impact of housing and credit market deterioration, our results of operations and financial condition could be negatively impacted by natural disasters or other catastrophic events, acts of terrorism, war or other severe conflicts, event-specific economic depressions or other harmful events in the regions, including in foreign countries, where we do business.
Our financial guaranty portfolio has also been, and continues to be, negatively impacted by deterioration in the credit markets and the overall economy. See “Our financial guaranty portfolio has experienced losses as a result of the most recent economic downturn and is susceptible to further deterioration, which could have a material adverse effect on the capital adequacy of Radian Guaranty.”
Our loss mitigation strategies are less effective in markets where housing values fail to appreciate or continue to decline.
The amount of mortgage insurance loss we suffer depends in part on the extent to which the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover the unpaid principal and interest on the mortgage and the expenses of the sale. In the event of a claim under our standard mortgage insurance policy, we generally have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage. In the past, we were able to take title to properties underlying certain defaulted loans and sell the properties quickly at prices that allowed us to recover some or all of our losses. In the current housing market, our ability to mitigate our losses in this manner has been significantly reduced. Further, in certain cases and subject to certain conditions, we consent to a sale of the property by the borrower for less than the amount needed to cover the borrower’s mortgage obligation (a “short sale”), which has the effect of reducing our ultimate claim payment obligation. If housing values decline further on either a broad geographic basis or in the regions where our business is concentrated, the frequency of defaulted loans resulting in claims under our policies could increase and our ability to mitigate our losses on defaulted mortgages through short sales or through the resale of properties we acquire may be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

A portion of our mortgage insurance RIF consists of higher risk loans, such as high LTV and non-prime loans, as well as pool mortgage insurance.
High-LTV Mortgages. We provide mortgage insurance on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. As a result, we typically insure loans where borrowers have less equity at risk at origination than borrowers who make larger down payments; therefore, with respect to this loan characteristic, the loans we insure have a higher propensity to default relative to the total mortgage market. In addition, of the mortgage loans that we have insured, 13.5% of our total primary mortgage insurance RIF at December 31, 2012 consisted of insurance on mortgage loans with LTVs at origination of greater than 95%. We believe mortgage loans with LTVs greater than 95%, absent other mitigating factors such as high FICO scores, default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. Beginning in 2008, we altered our underwriting criteria to significantly reduce the number of new loans we are insuring with LTVs greater than 95% and we have adopted more stringent guidelines for loans with LTVs greater than 90%. While we believe these changes have improved the overall risk profile of our new business written, it is likely that our results of operations and financial condition will continue to be negatively impacted by the performance of our existing insured loans with high-LTVs, especially those loans originated in 2005 through 2008.
Non-Prime Loans. A large percentage of the mortgage insurance we wrote in years 2005 through 2008 is related to non-prime loans. At December 31, 2012, our non-prime mortgage insurance RIF, including Alt-A, was 11.7% of our total primary insurance RIF. Historically, non-prime loans are more likely to result in claims than prime loans. In addition, our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to other loans, which often results in larger claims. We have experienced a significant number of loan defaults related to Alt-A loans originated in 2005 through 2008. These losses have occurred more rapidly and well in excess of historical loss patterns and have contributed in large part to our elevated losses since 2007. If defaults and claim rates on our insured portfolio of non-prime loans remain elevated or continue to increase, our results of operations and financial condition will continue to be negatively affected.
Pool Mortgage Insurance. We wrote pool mortgage insurance, which exposes us to an increased risk of greater loss severity on individual loans compared to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our stop loss, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool mortgage insurance, we could be required to pay the full claim amount of every loan in the pool up to our stop losses, rather than a percentage of each defaulted loan, as is the case with traditional primary mortgage insurance. At December 31, 2012, approximately 5.0% of our total mortgage insurance RIF was attributable to pool mortgage insurance. Under most of our pool mortgage insurance policies, the property underlying a defaulted loan must be sold before a claim may be submitted to us. Therefore, in a weak housing market, we expect to pay higher pool mortgage insurance claims when homes are sold after a prolonged period of home price depreciation, in particular when homes remain unsold for extended periods of time as is currently the case in many markets. Further declines in housing values could result in increases in the average claim size of our pool insured loans. Pool mortgage claims may continue to adversely affect our results of operations and could negatively impact our financial condition.
We insure adjustable rate loans that have resulted in significant losses and are expected to result in further losses.
At December 31, 2012, approximately 8.4% of our primary mortgage insurance RIF consisted of ARMs, which include loans with negative amortization features, such as pay option ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index, which determines subsequent rates) expires. We consider a loan to be an ARM if the interest rate for that loan will reset at any point during the life of the loan. However, it has been our experience that ARMs with resets within five years from origination are more likely to result in a claim than longer-term ARMs. ARMs with resets within five years from origination represented approximately 3.5% of our total primary RIF as of December 31, 2012. Approximately 8.5% of the ARMs that we insure are scheduled to have initial interest rate resets in 2013.
At December 31, 2012, approximately 4.6% of our primary mortgage insurance RIF consisted of interest-only mortgages (including approximately 1.6% of our primary mortgage insurance RIF where the interest-only mortgages are ARMs), where the borrower pays only the interest on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. We believe that, like ARMs, these loans are more likely to default because of possible “payment shocks” after the initial low payment period expires and because the borrower does not build equity as payments are made.

During the recent economic downturn, reduced liquidity in the mortgage market, tighter underwriting standards and declining home prices in many regions in the U.S. have combined to make it more difficult for many borrowers with ARMs and interest-only mortgages to refinance their mortgages into fixed-rate products. As a result, without available alternatives, many borrowers have defaulted when their interest rates reset to a higher rate or when principal becomes payable. Although there can be no assurance, the historically low level of interest rates in the current mortgage market may help to reduce the size of interest payment increases (and in some cases eliminate any increase) for loans resetting in the near future, but these loans will remain more vulnerable to payment shocks if and when interest rates rise in the future.
In the long term, absent a change in the current lending environment or a positive impact from federal and private measures aimed at reducing defaults from adjustable rate resets, defaults related to these products may continue to increase. If this occurs, our results of operations and financial condition could be negatively affected.
Insurance rescissions and claim denials are not expected to continue at the elevated levels we have been experiencing and a number of our lender customers are challenging our loss mitigation actions.
Since 2008, the amount of insurance we have rescinded due to fraud, misrepresentation, underwriting negligence or other non-compliance with our insurance policies has increased significantly. Likewise, the number of claims that we have denied has also increased, primarily due to the inability of our servicing customers to provide the loan origination file or other servicing records that are necessary for our review within the time periods required to perfect a claim.
These rescissions and denials have materially mitigated our paid losses and resulted in a significant reduction in our loss reserves. Our estimate of future expected rescissions and denials on defaulted loans reduced our loss reserves as of December 31, 2012 by approximately $455.0 million. During 2012 and 2011, we rescinded or denied approximately $818.7 million and $645.1 million, respectively, of first-lien claims submitted to us for payment, (net of those loans for which we reinstated coverage following an initial rescission or denial decision) compared to approximately $800.0 million for 2010. These amounts also include a small amount of submitted claims that were subsequently withdrawn by the insured. We do not expect that rescissions and denials will, in the longer-term, continue to mitigate paid losses at the same levels we have recently experienced, in particular as the 2005 through 2008 origination years continue to decrease as a total percentage of our insured portfolio. In recent periods, lenders have demonstrated an increased ability to produce the additional information necessary to perfect a claim. As a result, we expect that a significant portion of previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have incorporated this expectation into our reserve estimate. Our IBNR estimate, which consists primarily of our estimate of the future reinstatements of previously rescinded policies and denied claims, was $323.0 million, $170.6 million and $39.5 million at December 31, 2012, 2011 and 2010, respectively.
As part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in certain circumstances, cancel coverage or deny the claim. In 2012, claim curtailments due to servicer non-compliance with our insurance policies and servicing guidelines have increased both in frequency and in amount, which has contributed to a reduction in the severity of our claim payments during this period. Further, we have identified a significant number of loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which “Appropriate Proceedings” (actions or proceedings such as foreclosure that provide the insured with title to the property) may not have been commenced within the outermost deadline in our master insurance policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the master insurance policy. While we can provide no assurance regarding the outcome of these conversations or the ultimate resolution of these issues, it is possible that this matter could result in arbitration or legal proceedings. We cannot give assurance regarding the extent or level at which such claim curtailments will continue, however, we expect this trend to continue for the immediate future in light of well publicized issues in the servicing industry and our existing portfolio of aged defaults.
Under our master insurance policy, any suit or action arising from any right of the insured under the policy generally must be commenced within two years after such right arose and within three years for certain other policies, including certain pool insurance policies. We have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have led us to reverse some, but not all, of our prior decisions regarding rescissions and denials. In the last two years (for primary loans) and the last three years (for pool loans), despite challenges to our decision to rescind, we have determined not to reinstate approximately $461.4 million of rescinded loans.

We are currently in active discussions with customers regarding a portion of our rescissions, as well as claims we have denied or curtailed. These discussions, if not resolved, could result in arbitration or judicial proceedings, which could be brought with respect to all rescissions, denials and claim curtailments that have been challenged by such customers. The heightened risk of disputes with our customers regarding our increased rescissions, denials and claim curtailments could have a negative impact on our relationships with such customers or potential customers, including the potential loss of business and an increased risk of disputes and litigation.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District, seeking a declaratory judgment that Radian Guaranty properly rescinded mortgage insurance coverage under our master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. We may be unsuccessful in this proceeding, or other similar proceedings that may be brought with respect to rescissions, denials and claim curtailments, which may be costly and time consuming. Our rescission practices with respect to Quicken’s loans are the same as for other lenders and servicers. Therefore, any adverse result in the Quicken proceeding or other similar proceedings may adversely affect the outcome or ultimate result of rescissions involving other lenders and servicers.
The determination of our reserve for losses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss, including an estimate of the number of defaulted loans that will be successfully rescinded or denied. If the actual amount of rescissions and denials is significantly lower than our estimate, as a result of a greater than anticipated number of successful challenges to our rescissions and denials, litigation, settlements or other factors, or if the levels of rescission and denials decrease faster than we expect, our losses may materially increase, which could have a material adverse effect on our financial condition and results of operations. Similarly, if a significant amount of our claim curtailments are successfully challenged, it could result in our payment of additional claims, which could adversely affect our financial condition.
Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.
Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac’s and Fannie Mae’s federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In particular, with respect to loans they purchase, Freddie Mac and Fannie Mae have the ability to:

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

•
establish and change the terms to be included in mortgage insurance policies (the GSEs recently have informed mortgage insurers that their master insurance policies must include a series of specific items relating to, among other things, loss mitigation, claims processing and the GSEs’ rights under the policy; we currently are in discussions with the GSEs regarding these proposed items, which are expected to be effective for loans insured beginning in 2014);

•	require private mortgage insurers to perform activities intended to avoid or mitigate loss on insured mortgages that are in default;

•
establish and require changes to the amount of loan level delivery fees (which result in higher cost to borrowers) that the GSEs charge on loans that require mortgage insurance (see “Our mortgage insurance business faces intense competition”);

•
intervene in mortgage insurers’ rescission practices or rescission settlement practices with lenders (in April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for settlements of claims to rescind policies and Fannie Mae advised its servicers that they are prohibited from entering into such settlements; in addition, under the terms of the GSE Approvals, we may be required to obtain their prior consent for any settlements and there can be no assurance that the GSEs will approve any settlement agreements); and

•	influence a mortgage lender’s selection of the mortgage insurer providing coverage.
Some of Freddie Mac’s and Fannie Mae’s programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce the amount of mortgage insurance purchased and have an adverse effect on our business and revenues. For a number of years, the GSEs have had programs under which lenders could choose, for certain loans, a mortgage insurance coverage percentage that was the minimum required by the GSEs’ charter, with the GSEs paying a lower price for these loans (“charter coverage”). In the second quarter of 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would likely be reduced.
The GSE business practices may be impacted by their results of operations, as well as legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The provisions contained within HERA encompass substantially all of the GSE operations. This new law abolished the former regulator for the GSEs and created a new regulator, the FHFA, in addition to other oversight reforms. In September 2008, the FHFA was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The continued role of the conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business.
In February 2011, the Administration delivered a report to Congress with recommendations for reforming the U.S. housing finance market. As part of this report, the Administration recommended the winding down of the GSEs over a period of time, including by increasing pricing at the GSEs, reducing the size of loans that the GSEs may purchase, requiring borrowers to provide a 10% down payment for GSE loans and decreasing the GSE investment portfolios by at least 10% each year. In addition, the report encouraged the GSEs to pursue “additional credit-loss protection from private insurers and other capital providers” in order to increase the level of private capital in the housing finance system. These recommendations cannot be implemented without legislative action; thus, some of them have been and will continue to be the subject of significant Congressional focus and debate in the near future.
Since 2011, there have been numerous legislative proposals that are intended to wind down the GSEs in a piecemeal fashion. Among other changes, these bills, if ultimately enacted, would gradually reduce the GSE maximum portfolio size, prohibit the GSEs from engaging in any new activities or businesses and repeal the GSE affordable housing goals. In addition, there were several comprehensive housing finance reform proposals introduced in Congress. Each of these proposals has been designed to eliminate the GSEs, while most of them would also replace the GSEs with a new mortgage financing system. The proposals vary greatly with regard to the government’s role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. Most of the proposals would maintain the current role of private mortgage insurance, while some of the proposals would provide for deeper mortgage insurance coverage. It is difficult to predict whether any of these proposals will become law or the impact any future legislation will have on our business and prospects.
The future structure of the residential housing finance system remains uncertain, including the impact of any such changes on our business. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, it is reasonably possible that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminate the requirement altogether, which would reduce our available market and could adversely affect our mortgage insurance business.

Our financial guaranty portfolio has experienced losses as a result of the most recent economic downturn and is susceptible to further deterioration, which could have a material adverse effect on the capital adequacy of Radian Guaranty.
During the third quarter of 2008, Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. If our financial guaranty portfolio performs significantly worse than anticipated, including if we are required to establish (or increase) statutory reserves on defaulted obligations that we have insured, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. A decrease in the capital support derived from our financial guaranty business could, therefore, lead to Radian Guaranty’s inability to continue to write new mortgage insurance business.
We have guaranteed structured finance obligations that expose us to a variety of complex credit risks, and indirectly, to market, political and other risks beyond those that generally apply to financial guarantees of public finance obligations. We have insured and reinsured certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases and other consumer assets, both funded and synthetic. We have also insured obligations under CDS, including CDOs of several asset classes, such as corporate debt, TruPs, RMBS, CMBS and other ABS obligations. As discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Credit Performance/Credit Quality,” we have experienced credit deterioration in our financial guaranty structured finance portfolio, including our insured portfolio of TruPs CDOs and CMBS CDOs, as a result of the most recent economic downturn. The timing and amount of losses associated with our structured finance insured portfolio are difficult to predict accurately and could have a material adverse effect on our financial condition and operating results.
We also have significant exposure to public finance obligations that also are susceptible to default in an economic downturn. Historically, our financial guaranty public finance business was focused on smaller, regional, lower investment grade issuers and structures that were uneconomical for other financial guarantors to insure. As a result, compared to other monoline financial guarantors, a greater percentage of our total exposure is concentrated in sectors such as healthcare, long-term care and education, which have historically had higher default rates than other public finance sectors. These credits, which generally cover smaller, more rural and specialized issuers, tend to be lower rated and more susceptible to default in an economic downturn.
Our public finance insured portfolio continues to experience stress from the general economic downturn and slow economic recovery. More hospitals have been experiencing decreases in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities have been generally experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our net claim liability related to our healthcare and long-term care credits.
We expect the negative trend in the public finance sector to continue through at least the end of 2013 and most likely into 2014, due to the slow economic recovery, federal funding reductions (including the end of federal stimulus revenues and potential sequestration), expected Medicare cuts and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate, as discussed below). We expect these collective factors to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. We may continue to experience further credit deterioration and municipal defaults in our government-related insured credits, which could require increases in our net claim liability with respect to these credits.
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

Deterioration in our financial guaranty portfolio could reduce Radian Asset Assurance’s statutory surplus and negatively impact its ability to pay dividends to Radian Guaranty.
The performance of our financial guaranty business may affect whether Radian Asset Assurance can pay dividends to Radian Guaranty in the future as it has in past years, and the amount of any such dividends. At December 31, 2012, Radian Asset Assurance maintained claims paying resources of $1.8 billion, including statutory surplus of approximately $1.1 billion. Radian Asset Assurance paid dividends to Radian Guaranty in 2011 and 2012 totaling $53.4 million and $54.0 million, respectively. We expect that Radian Asset Assurance will next have the capacity to pay an ordinary dividend, of approximately $35.0 million, to Radian Guaranty in the third quarter of 2013.
The timing and amount of these dividend payments will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. Under New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. Without the prior approval from the NYSDFS, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed on it during the preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown by its last statutory statement on file with the NYSDFS, or 100% of statutory adjusted net income. If the performance of our financial guaranty portfolio deteriorates materially or the amount we pay to terminate any particular financial guaranty exposure is larger than the amount of the statutory reserves for such exposure, Radian Asset Assurance’s statutory surplus may be reduced. If this were to occur, Radian Asset Assurance would likely have less capacity to pay dividends to Radian Guaranty and could be prohibited from paying dividends altogether, which could have a negative impact on Radian Guaranty’s available liquidity.
We face risks associated with our exposure to other financial guaranty issuers.
As of December 31, 2012, Radian Asset Assurance had approximately $6.3 billion outstanding par on its total reinsurance portfolio. On January 9, 2013, Radian Asset Assurance completed the commutation of the remaining $822.2 million of outstanding par reinsured by Radian Asset Assurance from FGIC.
After giving effect to the FGIC Commutation, substantially all of our remaining financial guaranty reinsurance business is currently assumed from affiliates of Assured. Our financial guaranty ceding customers, including Assured, have the right to take back or recapture all of their business previously ceded to us under their reinsurance agreements with us. While our treaties with Assured do not permit it to selectively recapture business previously ceded to us, because we have entered into multiple treaties with Assured, it is possible that it may choose to recapture business only under those treaties that it perceives as covering less risky portions of our reinsurance portfolio. This selective recapture, if it occurs, could potentially leave us with risk that is more concentrated in troubled asset classes or exposures.
Our ceding customers are primarily responsible for surveillance, loss mitigation and salvage on the risks that they cede to us. Our ceding customers may be less willing to perform these tasks to the extent necessary to minimize potential losses and/or maximize potential salvage on the credits we reinsure. In addition, these customers may have different incentives to eliminate long-term liabilities than we do. We generally do not have direct access to the insured obligation or the right to perform our own loss mitigation or salvage work on these transactions. We also have limited visibility with respect to the performance of many of the obligations we reinsure. See “If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our capital position.”
Primary ceding customers sometimes delegate their loss adjustment functions to third parties, the cost of which is then proportionally allocated to us and any other reinsurers for the insured transaction. Accordingly, the losses and LAE allocated to us on our reinsured risks may be higher than otherwise would have been the case if we were responsible for surveillance, loss mitigation and salvage for these risks. In addition, should a primary insurer become insolvent, there is a risk that the recoveries that it receives in any given transaction may become a part of its general estate rather than being allocated among the reinsurers paying the related claim. These factors could have a material adverse effect on our financial condition and operating results.

In addition to reinsurance, we have insured certain transactions on a second-to-pay basis, meaning that we are obligated to pay claims in respect of these transactions only to the extent that both the underlying obligation defaults and another insurer, who is the primary obligor for claims, fails to pay a valid claim. Consequently, if the conservator for an insolvent financial guarantor rejects payment of all or a portion of a valid claim, we may be required to pay all or a portion of such valid claim. Because many insurers are currently experiencing significant financial difficulties, the likelihood of our having to pay a claim on our second-to-pay transactions, due to another insurer’s failure to pay, has increased. In 2009, Syncora and FGIC suspended all claims payments following orders by the NYSDFS. FGIC is currently in rehabilitation, and therefore, the timing and amount of any claims payments from FGIC are uncertain and could result in additional claim payments by us on those transactions for which FGIC is the primary insurer and we have insured on a second-to-pay basis. While the NYSDFS lifted the suspension of payments by Syncora in June 2010, Syncora has subsequently posted additional losses and it is possible the NYSDFS could implement the suspension again in the future. A rehabilitation proceeding for FGIC pursuant to Article 74 of the New York Insurance Law is currently pending before the Supreme Court of the State of New York, and as a result, FGIC is currently only permitted to pay 25% of the amount of any claims. In 2010, Ambac placed a portion of its obligations into a segregated account that is under the control of the WOCI. We cannot provide any assurance whether or not the WOCI will include any of our second-to-pay obligations where Ambac is the primary insurer in the segregated account or otherwise limit Ambac’s ability to pay claims with respect to such transactions. As of December 31, 2012, Syncora, FGIC and Ambac are the primary insurers on $691.0 million net par outstanding (or 32.2%) of our second-to-pay exposure. $233.3 million (or 33.8%) of our second-to-pay exposure with respect to these primary insurers is internally rated BIG.
We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.
In order to maintain the highest level of eligibility with Freddie Mac and Fannie Mae, mortgage insurers have historically been required to maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them or take actions that may include not purchasing loans insured by such mortgage insurer. In light of the most recent housing market downturn, both Freddie Mac and Fannie Mae have indicated that loss of mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs. Radian Guaranty has been downgraded substantially below these required ratings. As a result, we have presented business and financial remediation plans to Freddie Mac and Fannie Mae for how to restore profitability and ultimately regain a higher rating for our mortgage insurance business. If the rating agencies and GSEs believe that our plans will not provide the capital required by our mortgage insurance business, or otherwise are not satisfied, we could lose our eligibility with the GSEs and/or be further downgraded by the rating agencies. We cannot be certain whether, or for how long, either of the GSEs will continue to accept our existing remediation plans.
In addition to ratings requirements, the current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. The GSEs currently are in discussions with mortgage insurers regarding potential revisions to the GSE standard mortgage insurer eligibility requirements, including certain changes that are more stringent than the current requirements, such as imposing more onerous capital requirements than those that are currently in effect. We do not know whether or when such modifications may be implemented or the form that any such modifications may take.
In February 2012, RMAI was approved to operate as an eligible insurer on a limited basis in certain states, subject to the terms and conditions of the GSE Approvals. The GSE Approvals are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for RMAI, restrictions on payment of dividends and requirements governing the manner in which Radian Guaranty and RMAI conduct affiliate transactions. There can be no assurance that we will be able to maintain compliance with the requirements of the GSE Approvals or that the GSEs will not revoke their approvals. Failure by RMAI to maintain compliance with the GSE Approvals could impact Radian Guaranty’s eligibility status with the GSEs.
We cannot be certain that Radian Guaranty and RMAI will be able to retain eligibility status with the GSEs. Loss of our eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and would negatively impact our results of operations and financial condition.

A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business.
Our ability to write new business depends, among other things, on a steady flow of high-LTV mortgages that require our mortgage insurance. Losses from the housing market downturn have caused lenders to substantially reduce the availability of these loans and to significantly tighten their underwriting standards. Fewer loan products and tighter loan qualifications, while improving the overall quality of new mortgage originations, have in turn reduced the number of qualified homebuyers and made it more difficult for buyers (in particular first-time buyers) to obtain mortgage financing or to refinance their existing mortgages. In addition, the significant disruption in the housing and related credit markets that began in 2007 led to reduced investor demand for mortgage loans and MBS in the secondary market, which historically has been a source of funding for many mortgage lenders. This significantly reduced liquidity in the mortgage funding marketplace, forcing many lenders to retain a larger portion of their mortgage loans and MBS and leaving them with less capacity to continue to originate new mortgages.
Total domestic mortgage originations have decreased significantly from the $2.7 trillion in 2006 (pre-dating the housing downturn) to approximately $1.9 trillion for 2012. If the volume of new mortgage originations continues to remain at low levels for a prolonged period, we will likely experience fewer opportunities to write new insurance business and we may be subject to increased competition with respect to these opportunities, which could reduce the size of our mortgage insurance business and have a significant negative effect on both our ability to execute our business plans and our overall franchise value. See “Our mortgage insurance business faces intense competition.” Further, the Dodd-Frank Act’s reforms to strengthen lending standards, improve underwriting standards and increase accountability in the loan origination and securitization processes could further reduce the total number of mortgage originations in the future, in particular with respect to the high-LTV market. In addition, the proposed Basel III guidelines, unlike previous Basel rules, do not recognize private mortgage insurance as a factor that reduces risk when calculating a loan’s risk weighting, which could discourage the use of mortgage insurance and result in fewer opportunities for us to write new business. See “Legislation and regulatory changes and interpretations could harm our mortgage insurance business” and “The implementation of the Basel II capital adequacy requirements and the Basel III guidelines may discourage the use of mortgage insurance.”
Our NIW and franchise value could decline if we lose a significant customer.
Our mortgage insurance business depends on our relationships with our customers, and in particular, our relationships with our largest lending customers. As of December 31, 2012, our top 10 mortgage insurance customers (measured by NIW) were generally responsible for 24.8% of our primary NIW in 2012. Since 2011, we have been focused on expanding and diversifying our customer base, and in 2012, 20.8% of our NIW was from customers new to us in 2011 and 2012. Notwithstanding this diversification trend, maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.
In response to the most recent deterioration in housing markets, we have tightened our underwriting guidelines, which has resulted in our declining to insure some of the loans originated by our larger customers. We have also increased our pricing to reflect the increased risk of default in the current economic and housing downturns. Our increased pricing, tighter guidelines and increased level of loss mitigation activity has negatively affected our relationships with certain of our customers and could result in customers choosing to limit the amount of business they conduct with us or cease to do business with us entirely. See “Insurance rescissions and claim denials are not expected to continue at the elevated levels we have been experiencing and a number of our lender customers are challenging our loss mitigation actions.”
Our master insurance policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us. Although we have taken steps to significantly expand and diversify our customer base in recent years, we cannot be certain that any loss of business from a single lender would be replaced from other new or existing lending customers in the industry. As a result of current market conditions, our lending customers may decide to write business only with certain mortgage insurers based on their views with respect to an insurer’s pricing, underwriting guidelines, loss mitigation practices, financial strength or other factors. In addition, many of our customers currently are placing a significant portion of their mortgage insurance business with us. Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share.

Certain of our mortgage insurance competitors are affiliates of much larger companies that have significantly larger consolidated capital positions than we have, which could make it more likely that customers may choose to do business with them. See “Our mortgage insurance business faces intense competition.” Under the terms of our master insurance policies, our customers or the parties they designate to service the loans we insure have the unilateral right to cancel our insurance coverage at any time for any loan that we insure. Upon cancellation of coverage, subject to the type of coverage, we may be required to refund to the insured lender unearned premiums, if any.
The economic downturn and challenging market conditions of the recent past have adversely affected the financial condition of a number of our largest lending customers. If the U.S. economy fails to fully recover or re-enters a recessionary period, these customers could again become subject to serious financial constraints that may jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or consolidation with others in the industry. The loss of business from a significant customer could have a material adverse effect on the amount of new business we are able to write, and consequently, our franchise value.
Our mortgage insurance business faces intense competition.
The U.S. mortgage insurance industry is intensely competitive. Our competitors include other private mortgage insurers and federal and state governmental and quasi-governmental agencies, principally the FHA, which has significantly increased its competitive position in the mortgage insurance market in recent years.
We compete with other private mortgage insurers on the basis of price, customer relationships, reputation, financial strength and service. The improvement in the credit quality of new loans being insured in the current market, combined with the deterioration of the financial positions of many existing private mortgage insurance companies (which has led insurance regulators to take action with respect to certain companies), in part due to their legacy books of insured mortgages, is bringing new entrants to our industry and could encourage additional new competitors. Certain of our private mortgage insurance competitors are subsidiaries of larger corporations or are not burdened by legacy credit risks, and therefore, may have access to greater amounts of capital and financial resources than we do and may have stronger financial strength ratings than we have. If we are unable to compete with other providers, including new entrants that are not burdened by legacy credit risks or by loss mitigation actions on legacy insurance portfolios, it could have a material adverse effect on our business position, financial condition and operating results.
We also compete with governmental and quasi-governmental entities that typically do not have the same capital requirements or business objectives that we and other private mortgage insurance companies have, and therefore, generally had greater financial flexibility in their pricing guidelines and capacity that could put us at a competitive disadvantage. Beginning in 2008, the FHA, which historically had not been a significant competitor, substantially increased its share of the mortgage insurance market, including by insuring a number of loans that would meet our current underwriting guidelines, sometimes at a lower monthly cost to the borrower than a loan that carries our mortgage insurance.
The FHA may continue to maintain a strong market position and could even increase its market position to the point that private mortgage insurers may be perceived as less significant to the future of the housing finance market. Factors that could cause the FHA to maintain or increase its share of the mortgage insurance market include:

•	past and potential future capital constraints of the private mortgage insurance industry;

•	the tightening by private mortgage insurers of underwriting guidelines based on past loan performance or other risk concerns;

•	the increased levels of loss mitigation activity by private mortgage insurers on older vintage portfolios compared to the FHA’s practice of engaging in limited loss mitigation activities;

•	the imposition of loan level delivery fees by the GSEs on loans that require mortgage insurance;

•	the perceived operational ease of using FHA insurance compared to the products of private mortgage insurers; and

•
the implementation of new regulations under the Dodd-Frank Act and the Basel III guidelines that may be more favorable to the FHA compared to private mortgage insurers (see “The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses” and “The implementation of the Basel II capital adequacy requirements and the Basel III guidelines may discourage the use of mortgage insurance”).

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
One or more private mortgage insurers may seek to regain market share from the FHA or other mortgage insurers by reducing pricing, loosening their underwriting guidelines, or relaxing their loss mitigation practices, which could, in turn, improve their competitive position in the industry and negatively impact our level of NIW.
In addition, before the recent housing downturn, an increasing number of alternatives to traditional private mortgage insurance developed, many of which reduced the demand for our mortgage insurance. As a result of the disruptions in the housing finance and credit markets, however, many of the alternatives to private mortgage insurance are not currently available. If market conditions were to change, or new alternatives are developed, we again could face significant competition from these alternatives, as well as others that may develop.
Our business depends, in part, on effective and reliable loan servicing, which could continue to be negatively impacted by the current disruption in the housing and mortgage credit markets.
We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and effective loss mitigation opportunities for delinquent or near-delinquent loans. As part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. In the high claims environment of the recent past, we have found a high frequency of servicer negligence with respect to the loans we have insured, which makes us more susceptible to greater losses on these loans.
Many of our customers also service the loans that we insure, whether the loans were originated by the customer or another lender. The same challenging economic and market conditions affecting our customers that are described above (see “Our NIW and franchise value could decline if we lose a significant customer”) also affect their ability to effectively maintain their servicing operations. In addition, current housing trends have led to a significant increase in the number of delinquent mortgage loans. These increases have strained the resources of servicers, reducing their ability to undertake loss mitigation efforts in a timely manner, including the processing of potential loan modifications, which could help limit our losses. Further, due to the strain on the resources of servicers, delinquent loan servicing is increasingly being transferred to specialty servicers. The transfer of servicing can cause a disruption in the servicing of delinquent loans. Additionally, specialty servicers may not have sufficient resources to effectively handle the substantially higher volume of delinquent loans.
Recent state and federal inquiries and investigations into whether servicers have acted improperly in foreclosure proceedings, including the cost of and conditions imposed in settlements of such inquiries or investigations, may further strain the resources of servicers. In January 2013, the CFPB issued final rules that establish national servicing standards for servicing residential mortgage loans and impose new and potentially more burdensome requirements, procedures and standards. These new rules are scheduled to become effective in January 2014. Complying with the new rules could cause additional disruptions in the servicing of mortgage loans covered by our insurance policies.
If a disruption occurs in the servicing of mortgage loans covered by our insurance policies, this, in turn, could contribute to a rise in delinquencies and/or claims among those loans and could have a material adverse effect on our business, financial condition and operating results.
Loan modification, refinancing and other similar programs may not provide us with a material benefit.
The FDIC, the GSEs and various lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. In addition, in 2009, the U.S. Department of the Treasury implemented the HAMP program, which provides guidelines for loan modifications. Some of the eligibility criteria for these programs require information about borrowers, such as the borrowers’ current income and non-mortgage debt obligations. Because the GSEs and the lenders do not share such information with us, we cannot determine with certainty the number of loans in our default inventory that remain eligible to participate in such programs. While modifications continue to be made under these programs, it is unclear how many successful loan modifications will result from these programs, in particular in light of the high level of re-default rates for loans that have been modified through these programs. To the extent modifications cure previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time.

Some mortgage lenders and other agencies have implemented private modification programs with a goal similar to HAMP. While we do not have complete information regarding which of our insured loans may be entering these programs, we believe that a material number of our defaulted insured loans may be subject to private modification programs. It is uncertain how many of these loans may be successfully modified and, if modified, how many will remain current following such modification.
In 2009, the GSEs began offering HARP. HARP allows a borrower who is not delinquent to refinance a mortgage if such borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. In November 2011, the FHFA made enhancements to the HARP program (HARP 2) that expanded the number of borrowers who can qualify for refinancing. Under HARP 2, among other changes, the FHFA: (i) removed the 125% LTV ceiling for fixed-rate mortgages backed by the GSEs, which had prevented some borrowers whose home values had declined from participating; (ii) eliminated certain risk-based fees for borrowers who refinance into shorter-term mortgages; (iii) waived certain representations and warranties required to be made by the borrower; and (iv) extended the program so that it now expires at the end of 2013. Importantly, Radian Guaranty and other private mortgage insurers have agreed with the FHFA to facilitate the transfer of mortgage insurance on loans to be refinanced without regard to LTV. While HARP 2 may result in fewer delinquent loans and claims, our ability to rescind coverage on HARP loans will be limited in certain circumstances pursuant to our agreement with the FHFA. The changes implemented by HARP 2 have increased the number of borrowers who may benefit from the program and, as of December 31, 2012, approximately 9% of our total primary mortgage insurance RIF had successfully completed a HARP refinance. Congress is considering refinancing proposals that would effectively waive the GSEs’ charter requirements to use private mortgage insurance on loans with LTVs greater than 80%.
We cannot ascertain the total benefits we may derive from these loan modification programs, particularly given the uncertainty around the re-default rates for loans that have been modified through these programs. Re-defaults can result in losses that could be greater than we would have paid had the loan not been modified. If a mortgage balance is reduced as a result of a loan modification program, we may still be responsible under our master insurance policy to pay the original balance if the borrower re-defaults on that mortgage after its balance has been reduced. HARP 2 will expire at the end of 2013 unless further extended by the FHFA and there can be no assurance that other loan modification, refinancing or other similar programs will continue to be available. The expiration, termination or temporary cessation of any of these programs could result in an increased number of claims in our mortgage insurance business and could have a material adverse effect on our business, financial condition and results of operations.
Foreclosure moratoriums may extend the period of time that a loan remains in our delinquent loan inventory and increase the severity of claims we are required to pay once the moratoriums expire.
Various government entities and private parties have enacted foreclosure (or equivalent) moratoriums to allow time to determine whether delinquent loans could be modified. Moratoriums also have been imposed in response to allegations that certain mortgage servicers and other parties acted improperly in foreclosure proceedings. Generally, moratoriums do not stop the accrual of interest or affect other expenses on a loan, and unless a loan is cured during a moratorium, at the expiration of the moratorium, our paid claim amount may include additional interest (subject to a two-year limitation under our insurance policies) and expenses. However, where our claim amount is increased because of foreclosure delays caused by a failure to appropriately service or meet other conditions under our insurance policies, we are entitled to adjust claims appropriately. The various moratoriums may further delay our receipt of claims, resulting in an increase in the period that a loan remains in our delinquent loan inventory, and may increase the severity of claims that we are ultimately required to pay.
Our success depends on our ability to assess and manage our underwriting risks; the premiums we charge may not be adequate to compensate us for our liability for losses.
Our mortgage insurance and financial guaranty premium rates may not be adequate to cover future losses. The estimates and expectations we use to establish premium rates are based on assumptions made at the time our insurance is written. Our mortgage insurance premiums are based on our long-term expected risk of claims on insured loans and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), premium structure (e.g., single lump sum or monthly), term, coverage percentage and whether there is a deductible in front of our loss position. Our financial guaranty premiums are based on our expected risk of claim on the insured obligation and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. These assumptions may ultimately prove to be inaccurate. In particular, the predictive value of historical data may be less reliable during periods of greater economic stress and, accordingly, our ability to correctly estimate our premium requirements may be impaired during periods of economic uncertainty such as we have recently experienced.

We generally cannot cancel or elect not to renew the mortgage insurance or financial guaranty insurance coverage we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums during the life of a policy. Therefore, even if the risk underlying many of the mortgage or financial guaranty products we have insured develops more adversely than we anticipated, including as a result of the ongoing weakness in many parts of the economy and housing market, and the premiums our customers are currently paying for similar coverage on new business from us and others has increased, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage, to mitigate the effects of such adverse developments. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur with respect to those insured risks.
See “We have incurred significant losses on our insured products as a result of the economic downturn that began in 2007 and we expect to incur additional losses in the future.”
Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.
In our mortgage insurance business, we enter into agreements with our mortgage lender customers that commit us to insure loans made by them using pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a loan originated by that lender even if the lender has not followed our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority or pursue other rights that may be available to us, such as our rights to rescind coverage or deny claims.
We face risks associated with our contract underwriting business.
We provide contract underwriting services on a limited basis for certain of our mortgage lender customers, including on loans for which we are not providing mortgage insurance. For substantially all of the existing loans that were originated through our contract underwriting services, we have agreed that if we make a material error in providing these services and the error leads to a default, the mortgage lender may, subject to certain conditions, require us to purchase the loan, issue mortgage insurance on the loan or indemnify the lender against future loss associated with the loan. Accordingly, we have assumed some credit risk and interest-rate risk in connection with providing these services. We also face regulatory risk in providing these services. See “Legislation and regulatory changes and interpretations could harm our mortgage insurance business.”
Our current credit ratings and the insurance financial strength ratings assigned to our mortgage insurance or financial guaranty subsidiaries could weaken our competitive position.
The credit ratings of Radian Group and the insurance financial strength ratings assigned to our insurance subsidiaries have been downgraded multiple times since 2008, remain below investment grade and may be downgraded again in the future. Although S&P raised the credit rating of Radian Group to CCC+ from CCC- on October 15, 2012, due to a change in ratings methodology, this rating reflects an outlook of Negative and reflects S&P’s views regarding risk of significant adverse reserve development, the trajectory of operating performance and the impact of losses. On April 17, 2012, Moody’s downgraded Radian Group’s credit rating to Caa2 from Caa1, reflecting Moody’s views regarding Radian Group’s liquidity position, the ongoing stress at our mortgage insurance subsidiaries and Radian Group’s debt maturities.
The current financial strength ratings for our principal insurance subsidiaries are:

	Moody’s	S&P
Radian Guaranty	Ba3	B-
Radian Asset Assurance	Ba1	B+

Historically, our ratings were critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. In addition, in order to maintain the highest level of eligibility with the GSEs, mortgage insurers historically had to maintain an insurance financial strength rating of AA- or Aa3 from at least two of the three rating agencies by which they are customarily rated. Although Radian Guaranty’s ratings are substantially below those required ratings, the GSEs have allowed Radian Guaranty to operate under business and financial remediation plans and retain its eligibility status. We believe that since the economic downturn, the GSEs have not been as concerned with ratings as they have been in past periods; however, we expect that they will renew their focus on ratings as markets improve, in which case maintaining our ratings at or above specified levels may once again become critical to maintain our eligibility status with the GSEs. In addition, to the extent that there is a future restructuring of the U.S. housing finance system, we believe that ratings may once again become a more critical factor in our ability to effectively participate in any such new system.
Because we do not establish reserves in our mortgage insurance business until a borrower has failed to make two monthly payments, our financial statements do not reflect our ultimate expected obligation for losses on our entire portfolio of insured mortgages.
We do not establish reserves in our mortgage insurance business until we are notified that a borrower has failed to make at least two monthly payments when due. Because our mortgage insurance reserving does not account for the impact of future losses that we expect to incur with respect to performing (non-defaulted) loans, our obligation for ultimate losses that we expect to incur at any period end is not reflected in our financial statements, except to the extent that a premium deficiency exists. As a result, future losses beyond what we have recorded in our financial statements may have a material impact on future results as defaults occur.
If the estimates we use in establishing loss reserves are incorrect, we may be required to take unexpected charges to income, which could adversely affect our capital position.
We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of future claims. Because our reserves represent only our best estimate of claims to be paid in the future, these reserves may be insufficient to satisfy the full amount of claims that we ultimately have to pay. Setting our loss reserves requires significant judgment by management with respect to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty, as has existed since 2007.
Many of the programs and initiatives that have been implemented to prevent or forestall foreclosures in our mortgage insurance business have resulted in fewer defaulted loans moving to claim, and consequently, an increase in the aging of our inventory of defaulted loans. As a result, the number of our defaulted loans that have been in default for 240 or more days, which represents our most aged category of defaulted loans, currently represents a significantly larger portion of our default inventory than has historically been the case. While these loans are generally assigned a higher loss reserve based on our belief that they are more likely to result in a claim, we also assume, based on historical trends, that a significant portion of these loans will cure or otherwise not result in a claim. Given current market conditions, the limited number of cures we are currently seeing among this inventory of loans, and the significant period of time that these loans have been in default, it is possible that the ultimate cure rate for these defaulted loans will be significantly less than historical rates, and therefore, less than our current estimates of cures for this inventory of defaults. Further, the foreclosure moratoriums and other delays that have been imposed in response to allegations that certain mortgage servicers and other parties acted improperly in foreclosure proceedings is likely resulting in further aging of our defaulted loan portfolio, which has decreased claim payments (perhaps only temporarily) and created additional uncertainty regarding the likelihood, magnitude and timing of anticipated losses. If our estimates are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our financial condition, capital position and operating results, as well as our ability to continue to write new business.
In addition to establishing mortgage insurance loss reserves for defaulted loans, under GAAP, we are required to establish a premium deficiency reserve, or PDR, for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. As of December 31, 2012, a premium deficiency reserve of approximately $3.7 million existed for our second-lien insurance business. Our evaluation of premium deficiency is based on our best estimate for future losses, expenses and premiums. This evaluation depends upon many significant assumptions, including assumptions regarding future macroeconomic conditions, and therefore, is inherently uncertain and may prove to be inaccurate. Although no premium deficiency existed on our first-lien insurance business at December 31, 2012, there can be no assurance that premium deficiency reserves will not be required for this product or our other mortgage insurance products in future periods.

It also is difficult to estimate appropriate loss reserves for our financial guaranty business because of the nature of potential losses in this business, which are largely influenced by the particular circumstances surrounding individual troubled credits, including the availability of loss mitigation. As a result, our loss reserves are less capable of being evaluated based on historical assumptions or precedent. See “Our financial guaranty portfolio has experienced losses as a result of the most recent economic downturn and is susceptible to further deterioration, which could have a material adverse effect on the capital adequacy of Radian Guaranty.” In addition, in our financial guaranty reinsurance business, we rely, in part, on information provided by our ceding customers in order to establish reserves. If this information is incomplete, inaccurate or untimely, our loss reserves may not be estimated accurately and could require material adjustment in future periods as new or corrected information becomes available.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments. If we underestimate our policy liabilities or if we improperly structure our investments to meet those liabilities, we could have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity. We maintain an investment policy to manage our investments and those of our insurance subsidiaries that are subject to state insurance laws. In addition, the Freddie Mac Approval for RMAI requires us to maintain a certain level and specific type of liquid assets at Radian Guaranty. We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including the tax position, of our business segments.
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
Compared to historical averages, interest rates and investment yields on our investments generally have declined in recent years, which has reduced the investment income we generate. In addition, we have kept a larger portion of our investment portfolio in shorter maturity investments in order to meet the expected liquidity needs of our operating subsidiaries. This, in turn, has further reduced our investment income, as interest rates on short-term investments have been minimal. We depend on our investments as a source of revenue and a prolonged period of lower than expected investment yields would have an adverse impact on our revenues and could potentially adversely affect our results of operations.
Radian Group’s sources of liquidity may be insufficient to fund its obligations.
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands include funds for: (i) the payment of certain corporate expenses; (ii) interest payments on our outstanding debt; (iii) repayment of the principal amount of our outstanding debt, which after the February 15, 2013 repayment of $79.4 million in principal amount of our 2013 Notes, currently includes $54.8 million in principal amount due in 2015, $195.2 million in principal amount due in June 2017 and $450 million in principal amount of convertible debt due in November 2017; (iv) potential capital support for our mortgage insurance subsidiaries; (v) potential payments to the U.S. Department of the Treasury resulting from the examination of our 2000 through 2007 federal tax returns by the Internal Revenue Service (“IRS”); and (vi) the payment of dividends on our common stock. Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and marketable securities of $375.6 million at December 31, 2012.
In light of operating losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty’s ability to continue writing mortgage insurance in those states that impose Statutory RBC Requirements. Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations, or by the GSEs or rating agencies. See “Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.”

Radian Group’s U.S. Consolidated federal income tax returns for tax years 2000 through 2007, which include the federal tax returns of our wholly-owned subsidiary, CMAC of Texas, were examined by the IRS. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years, which would, if sustained, result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. Radian Group has agreed to indemnify CMAC of Texas for any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic Real Estate Mortgage Investment Conduits (“REMICs”) residual interests currently held by CMAC of Texas. This indemnification was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise would have been required for CMAC of Texas to maintain its minimum statutory surplus requirements in light of remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See “The IRS is examining our tax returns for the years 2000 through 2007.”
Cash flows from our investment portfolio, dividends from Radian Guaranty and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries are Radian Group’s principal sources of cash. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In light of operating losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is able to declare dividends, these dividends will be paid to Radian Guaranty and not to Radian Group. The expense-sharing arrangements between Radian Group and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be changed at any time. In addition, pursuant to the GSE Approvals for RMAI, GSE consent is required to alter, amend or otherwise modify the tax- and expense-sharing arrangements between Radian Guaranty, RMAI and their affiliates.
In light of Radian Group’s long- and short-term needs, we are considering various options to increase our capital and liquidity position, such as incurring additional debt, by issuing additional equity or by selling assets, any of which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our financial condition and operating results.
Our reported earnings are subject to fluctuations based on changes in our credit derivatives, trading securities, and other financial instruments that require us to adjust their fair market value as reflected on our statements of operations.
We have significant assets and liabilities that we carry at fair value, with changes in fair market value recorded on our statements of operations each period. These assets and liabilities include our credit derivatives, trading securities and VIE debt and related assets. Because the changes in fair value of these derivatives and other financial instruments are reflected on our statements of operations, they affect our reported earnings and create earnings volatility. Economic conditions, as well as adverse capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral will impact the value of our investments and derivatives, potentially resulting in unrealized losses.
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
Temporary market or credit spread changes, as well as actual credit improvement or deterioration in our derivative contracts, are reflected in changes in fair value of derivative instruments. We also make an adjustment to our derivative liability valuation methodology to account for our own non-performance risk by incorporating our observable CDS spread into the determination of fair value of our credit derivatives. Our five-year CDS spread has increased significantly since January 2007 and was 913 basis points as of December 31, 2012. This market perception of our risk of non-performance has had the effect of reducing our derivative liability valuations by approximately $615.6 million as of December 31, 2012. Perceived improvement in our financial condition could cause our CDS spread to tighten. If our CDS spread tightens significantly, and other credit spreads utilized in our fair value methodologies remained constant, our earnings could be significantly reduced.

Our information technology systems may fail or we may experience an interruption in their operation.
Our business is highly dependent on the effective operation of our information technology systems. Our information technology systems are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attacks, security breaches, catastrophic events and errors in usage. Although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion. We rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results.
We may lose business if we are unable to meet our customers’ technological demands.
Our ability to meet the needs of our customers is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Participants in the mortgage insurance industry rely on e-commerce and other technologies to provide their products and services. Our customers generally require that we provide aspects of our products and services electronically and the percentage of our NIW and claims processing that we deliver electronically has continued to increase. We expect this trend to continue and, accordingly, we may not satisfy our customers’ requirements if we fail to invest sufficient resources or otherwise are unable to maintain and upgrade our technological capabilities. This may result in a decrease in the business we receive, which could negatively impact our profitability.
Our information technology systems may become outdated and we may not be able to make timely modifications to support our products and services.
Our business is highly dependent on the effective operation of our information technology systems. Many of our information technology systems have been in place for a number of years. When we make changes to our existing products and services, or as new products with new features emerge, our systems require modification in order to support these products and process transactions appropriately. Making appropriate modifications to our systems involves inherent time lags and may require us to incur significant expenses. If we are unable to make necessary modifications to our systems in a timely and cost-effective manner or successfully upgrade our systems to avoid obsolescence of our information technology platform, our business, financial condition and operating results could be negatively affected.
The security of our information technology systems may be compromised and confidential information, including non-public personal information that we maintain, could be improperly disclosed.
Our information technology systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks. As part of our business, we, and certain of our subsidiaries and affiliates, maintain large amounts of confidential information, including non-public personal information on consumers and our employees. Breaches in security could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, as well as interruption to our operations and damage to our reputation. While we believe we have appropriate information security policies and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur. Any compromise of the security of our information technology systems, or unauthorized use or disclosure of confidential information, could subject us to liability, damage our reputation and have a material adverse effect on our business, financial condition and operating results.
We are subject to the risk of private litigation and regulatory proceedings.
We currently are a party to material litigation and are subject to certain regulatory proceedings. The cost to defend these actions and the ultimate resolution of these matters could have a material adverse impact on our business, financial condition and results of operations. In addition, there can be no assurance that additional lawsuits, regulatory proceedings and other matters will not arise.

Recently, we have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate RESPA. In addition to these private lawsuits, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce the statute from HUD to the CFPB. In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a CID from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On December 7, 2012, we filed a petition with the CFPB to set aside or modify the CID, which has not yet been ruled upon by the CFPB. We are cooperating with the CFPB in its investigation and are in active discussions with the CFPB with respect to our response to the CID, including various alternatives for resolving this investigation. Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.
Since 2008, the amount of insurance we have rescinded due to fraud, misrepresentation, underwriting negligence or other non-compliance with our insurance policies has increased significantly and there has been significant litigation in the industry relating to insurance rescissions and claim denials. On August 1, 2011, we filed a lawsuit against Quicken in the U.S. District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that we properly rescinded mortgage insurance coverage under our master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. We cannot predict the outcome of the Quicken litigation or whether additional actions may be brought against us. Because the Quicken litigation relates to mortgage insurance policy terms and practices that are widely used in the mortgage insurance industry, the outcome of this litigation or other litigation in our industry relating to insurance rescissions or claim denials or curtailments may impact us. If this litigation results in a change in mortgage insurance policy terms and practices that are widely used by the mortgage insurance industry, including by us, or if we engage in further material litigation with any customer and, as a result, the customer limits the amount of business they conduct with us or terminates our business relationship altogether, it could have a negative impact on our business and results of operations.
In addition to the Quicken litigation, we face an increasing number of challenges from certain of our lender customers regarding our insurance rescissions and claim denials, some of which have resulted in reversals of our decisions regarding rescissions or denials. We are currently in discussions with customers regarding rescissions and claim denials, curtailments and cancellations, which if not resolved, could result in arbitration or additional judicial proceedings. See “Insurance rescissions and claim denials are not expected to continue at the elevated levels we have been experiencing and a number of our lender customers are challenging our loss mitigation actions.”
See also “Legislation and regulatory changes and interpretations could harm our mortgage insurance business” and “The IRS is examining our tax returns for the years 2000 through 2007.”
The IRS is examining our tax returns for the years 2000 through 2007.
We are currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. We appealed these proposed adjustments to the IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Department of the Treasury in the amount of approximately $85 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4 million in May 2010 relating to the 2005 through 2007 tax years to avoid the accrual of above-market-rate interest with respect to the proposed adjustments. In late December 2010, we reached a tentative settlement agreement with Appeals. However, because we had claimed a refund of approximately $105 million with respect to our 2006 and 2007 taxable years based on a carryback of a net operating loss (”NOL”) generated from our 2008 taxable year, review of the tentative settlement agreement by the Joint Committee on Taxation (“JCT”) was required. After the JCT completed its review, Appeals reconsidered the tentative settlement and informed us that it is no longer willing to enter into a settlement based on the originally proposed terms.

We have made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and plans to issue a formal notice of deficiency within three to six months. Based on these recent developments, we do not currently believe that a settlement is likely. Upon receipt of the notice of deficiency, we will have ninety days to either pay the deficiency amount in full or petition the U.S. Tax Court to litigate the deficiency amount. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation.
Radian Group has assumed the obligation to pay the ultimate tax liability by indemnifying CMAC of Texas for such liability, including any portion of the “qualified deposits” that is used to satisfy the IRS. See “Radian Group’s sources of liquidity may be insufficient to fund its obligations.” There is significant uncertainty around the timing and amount of this potential payment. If the final resolution differs materially from our current expectations there could be a material impact on our effective tax rate, financial condition, results of operations and cash flows.
We may not be able to realize all of our deferred tax assets in the future.
As of December 31, 2012, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $989.7 million. At December 31, 2012, our total valuation allowance was approximately $989.7 million and is equal to all of our net DTA. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Based on our current projections, we believe our DTA (and the associated valuation allowance) may increase. Further, while we project long-term profitability, we have incurred significant losses on our insured products as a result of the economic downturn and, in light of the ongoing economic uncertainty and relative weakness in the housing markets, it remains uncertain if and when we may return to profitability on a consistent basis, which could significantly delay our ability to realize our future tax benefit. Even if we return to a period of sustained profitability, there is a risk that such period of profitability will not be long enough in duration to generate sufficient future taxable income to permit us to realize some or all of our tax benefits.
Our ability to recognize tax benefits on future U.S. tax losses and our existing U.S. loss positions may be limited under applicable tax laws.
We have generated substantial NOLs, loss carryforwards and other tax attributes for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully utilize these tax assets (including NOLs of approximately $1.9 billion as of December 31, 2012) will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382) in any three-year period. We may experience an “ownership change” in the future as a result of changes in our stock ownership.
On October 8, 2009, our board of directors adopted a Tax Benefit Preservation Plan (the “Plan”), which, as amended, was approved by our stockholders at our 2010 annual meeting. We also adopted certain amendments to our amended and restated bylaws (the “Bylaw Amendment”) and at our 2010 annual meeting, our stockholders approved certain amendments to our amended and restated certificate of incorporation (the “Charter Amendment”). The Plan, the Bylaw Amendment and the Charter Amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules by restricting or discouraging certain transfers of our common stock that would: (i) create or result in a person becoming a five-percent shareholder under Section 382; or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382. The Plan, the Bylaw Amendment and the Charter Amendment are subject to the approval of the Plan and the relevant section of our amended and restated certificate of incorporation by our stockholders every three years and there can be no assurance that they will be reapproved by the stockholders at our 2013 Annual Meeting.
There is no guarantee that our tax benefit preservation strategy will be effective in protecting our NOLs and other tax assets. The amount of our NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our NOLs and other tax assets, which could result in an increase in our liability in the future for income taxes. In addition, determining whether an “ownership change” has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, even though we currently have several measures in place to protect our NOLs (such as the Plan, the Bylaw Amendment and the Charter Amendment), we cannot provide any assurance that the IRS or other taxing authority will not claim that we have experienced an “ownership change” and attempt to reduce the benefit of our tax assets.

Legislation and regulatory changes and interpretations could harm our mortgage insurance business.
Our mortgage insurance business may be affected by the application of federal and state lending and insurance laws and regulations and by changes in these laws and regulations.
In particular, our mortgage insurance business may be significantly impacted by the following:

•
The Dodd-Frank Act and the rules and regulations adopted thereunder, including in particular the definition of QRM that is ultimately adopted. See “The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses”;

•
Legislation impacting the charters or business practices of the GSEs. See “Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business”;

•	Legislative reform of the U.S. housing finance system;

•	Legislation and regulation impacting the FHA and its competitive position versus private mortgage insurers. See “Our mortgage insurance business faces intense competition”;

•	Legislation impacting the availability of the private mortgage insurance tax deduction;

•
State insurance laws and regulations that address, among other items, licensing of companies to transact business, claims handling, reinsurance requirements, premium rates, policy forms offered to customers and requirements for risk-to-capital ratios, minimum policyholder positions, reserves, surplus, reinsurance and payment of dividends. See “Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty”;

•
The application of federal programs, such as HAMP and HARP, developed under the U.S. Department of the Treasury’s Homeownership Affordability and Stability Plan and other state, federal or private sector programs aimed at supporting borrowers and the housing market;

•
The application of RESPA, the FCRA and other laws to mortgage insurers, including with respect to captive reinsurance arrangements. See “We are subject to the risk of private litigation and regulatory proceedings”; and

•
The implementation in the U.S. of the Basel II capital adequacy requirements and the Basel III guidelines. See “The implementation of the Basel II capital adequacy requirements and the Basel III guidelines may discourage the use of mortgage insurance.”

Any of the items discussed above could harm our operating results, financial condition and business prospects. In addition, our mortgage insurance business could be impacted by new legislation or regulations, as well as changes to existing legislation or regulations, that are not currently contemplated and which could occur at any time.
The implementation of the Basel II capital adequacy requirements and the Basel III guidelines may discourage the use of mortgage insurance.
In 1988, the BCBS developed the Basel Capital Accord (“Basel I”), which established international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the BCBS issued an update to Basel I (Basel II). Basel II has been implemented by many banks in the U.S. and many other countries in 2009 and 2010. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities. The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim.

In September 2010, the BCBS released the third Basel Capital Accord (“Basel III”) guidelines, which will increase the capital requirements of certain banking organizations. Implementation of Basel III requires formal regulations, and in December 2010, the BCBS released a new bank capital framework (“Basel III capital adequacy guidelines”) that is intended to significantly raise minimum capital requirements for banks. Implementation of the Basel III capital adequacy guidelines in the U.S. requires three federal banking regulators to issue legally binding rules. In June 2012, the federal regulators released proposed rules to implement Basel III. The proposed Basel III rules would, among other things, assign risk-weightings based on a residential mortgage’s LTV ratio. However, the proposed rules do not recognize private mortgage insurance as a factor that reduces risk for high LTV loans and therefore, a loan with a 5% down payment that is insured by private mortgage insurance would be considered as having a 95% LTV for minimum capital requirement purposes. Additionally, while private mortgage insurance is not recognized, FHA-insured loans retain a risk weighting of zero, which could make FHA-insured loans more attractive than privately-insured loans for those loans held for investment. The deadline for comments on the proposed rules ended in October 2012. The federal regulators have not yet finalized the rules. While the timing for the final rulemaking is unclear, currently it is expected to be finalized in the first half of 2013. The new rules are likely to significantly increase the capital requirements for mortgages and thus, could further limit the mortgage market and delay the recovery of the housing market.
The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.
The Dodd-Frank Act contains many new requirements and mandates significant rulemaking by several regulatory agencies to implement the Act’s provisions. Therefore, the full scope of the Dodd-Frank Act and its impact on our mortgage insurance and financial guaranty businesses remain uncertain. The Dodd-Frank Act, among other things:

•	establishes the CFPB to regulate the offering and provision of consumer financial products and services, including residential mortgages, under federal law;

•
requires securitizers to retain some of the risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are QRMs or are insured by the FHA or another federal agency. The Dodd-Frank Act provides that the definition of QRMs will be determined jointly by six separate regulators, with consideration to be given, among other things, to the presence of mortgage insurance. In March 2011, regulators released a proposed rule that would only include loans with a 20% down payment in the QRM definition and exempts from the risk retention requirement FHA-insured loans and loans guaranteed by the GSEs while the GSEs are in conservatorship. The proposed rule, however, does not include an explicit exemption for loans that are insured by private mortgage insurance, other than with respect to the GSE exemption mentioned above. Substantially all of our primary RIF includes loans for which the down payment was less than 20%. For information regarding the percentage of our primary RIF by LTV, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, Insurance in Force, RIF.”

Given the volume of comments that the regulators received in response to its proposed QRM definition and the number of regulators involved in this determination, we cannot be certain when the final QRM rule will be issued or the form it may take;

•
authorizes regulators to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a QM.

On January 10, 2013, the CFPB issued the final rule that contains the ability to repay requirements and QM standards. The final rule will become effective on January 10, 2014. Loans that meet the definition of a QM under the rule will receive either a rebuttable or conclusive presumption of compliance with the rule’s ability to repay requirements depending upon the pricing of the loan relative to average prime offer rate. Most notably for the private mortgage insurance industry, the new rule establishes a temporary alternative QM definition applicable to any loans that are eligible to be purchased, guaranteed or insured by the GSEs, FHA, VA, USDA or RHS, as applicable, and that satisfy certain requirements with regard to avoiding risky loan features (e.g., no negative amortization and generally no balloons or interest-only features) and a strict limitation on points and fees. With regard to GSE-eligible loans, the temporary alternative QM definition will expire on the earlier of seven years from the effective date of the rule or when GSE conservatorship or receivership ends. With respect to loans eligible for insurance or guaranty by the FHA, VA, USDA or RHS, the temporary alternative definition expires seven years after the effective date of the rule (unless the respective agencies establish different definitions).

For a loan to meet the definition of a QM, the points and fees payable in connection with the loan may not exceed 3% of the total loan amount (for loans of $100,000 or more; different limitations apply to smaller balance loans). As it relates to private mortgage insurance, any premium charges payable after closing (e.g., monthly premiums) are excluded from the points and fees calculation. With regard to up-front private mortgage insurance premiums (premium charges payable at or before closing), the portion of the premium that is not in excess of the then current up-front FHA premium at the time of the loan’s origination is also excluded from the points and fees calculation, while any portion that is in excess of the current FHA up-front premium is included in the calculation of points and fees. Unlike with private MI, the final rule excludes any premium or other charge imposed in connection with FHA and VA insurance or guarantees from the calculation of points and fees. We offer mortgage insurance products that provide for up-front premiums and are evaluating the impact, if any, that the new QM definition may have on the structure, marketability and pricing of these products.
There is a risk that the final ability to repay rule will restrict the size of the overall mortgage market, and consequently, the number of loans requiring private mortgage insurance, due to the unwillingness of creditors to provide non-qualified mortgages. Further, the bifurcation between loans that are eligible for either a conclusive or a rebuttable presumption could also further impact the market for loans generally available for private mortgage insurance. We are continuing to review this rule and to evaluate its potential impact on the mortgage market generally and the private mortgage insurance industry, in particular;

•
sets new limitations and restrictions on banking, derivatives and ABS, including the imposition of additional registration, reporting, market conduct and capital and margin posting requirements on certain participants in the derivatives markets that may make it more difficult for us to commute, restructure, hedge or otherwise mitigate losses or reduce exposure on our existing financial guaranty portfolio; and

•
establishes a Federal Insurance Office within the U.S. Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the Council regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the U.S., including by increased national uniformity through either a federal charter or effective action by the states.

We cannot predict the requirements of the final regulations ultimately adopted under the Dodd-Frank Act, the full effect such regulations will have on financial markets generally, or on our mortgage insurance and financial guaranty businesses specifically, the additional costs associated with compliance with such regulations and any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the rules adopted thereunder, any of which could have a material adverse effect on our businesses, cash flows, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 151,197 square feet of office space and 1,740 square feet of data storage space under a lease that expires in August 2017. In addition, we also lease the following:

•
7,314 square feet of office space in Ohio and South Carolina, serving as our mortgage insurance service center (Ohio) and space for a subsidiary office (South Carolina). The lease for our Ohio service center expires in 2015 and the space for our South Carolina office is month to month;

•
121,093 square feet of office space for our financial guaranty operations in New York City. The lease for this space expires in 2015. We occupy 26,538 square feet of this space and sublease 94,555 square feet;

•	Approximately 500 square feet of office space for our mortgage insurance operations in Hong Kong. The lease for this space expires on January 31, 2014; and

•	27,360 square feet of office space for our data center in Dayton, Ohio. The lease for this space expires on March 31, 2016.
We currently have a co-location agreement with DBSI Inc. that supports data center space and services. This agreement expires May 30, 2015. DBSI serves as a production and disaster recovery location.
We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

Item 3.	Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings. The outcome of legal proceedings is often uncertain. Legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
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

On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the U.S. District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe that approximately 680 loans, which relate to approximately $20 million of RIF, were affected by this error. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of these residential mortgage-backed securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian also filed, and the court subsequently dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution. We expect that we will ultimately resolve this legal matter through a combination of the reinstatement of certain performing loans and payment of an amount to the plaintiff that is not expected to have a material impact on our liquidity, results of operations or financial condition.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximately 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. Quicken has filed a response to Radian Guaranty’s motion to dismiss, and on January 11, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate a reasonably possible loss or range of loss in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate RESPA. On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. Radian Guaranty and some of the other mortgage insurer defendants moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs’ loans. The court denied that motion on May 7, 2012, and on October 4, 2012, Radian Guaranty filed a new motion to dismiss on a number of grounds. On December 21, 2012, plaintiffs filed an opposition to that motion.
 Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. Plaintiff has filed an opposition to the motion to dismiss.

•
On March 12, 2012, a putative class action under RESPA titled McCarn v. HSBC USA, Inc., et al. was filed in the U.S. District Court for the Eastern District of California. Radian Guaranty moved to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan. The court granted that motion on May 29, 2012, but gave the plaintiff permission to file an amended complaint to attempt to address his lack of standing. On July 30, 2012, the plaintiff filed an amended complaint. Radian Guaranty filed a motion to dismiss the amended complaint for lack of standing on August 16, 2012. On November 13, 2012, the court granted Radian Guaranty’s motion and dismissed the claims with prejudice for lack of standing. On December 4, 2012, the plaintiff voluntarily dismissed his claims against the remaining defendants in this lawsuit.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On January 4, 2013, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations, and on January 28, 2013, plaintiffs filed an opposition to the motion to dismiss.

•
On April 19, 2012, a putative class action under RESPA titled Rulison v. ABN AMRO Mortgage Group, Inc., et al. was filed in the U.S. District Court for the Southern District of New York. The plaintiff voluntarily dismissed this lawsuit on July 3, 2012.

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On January 28, 2013, plaintiffs filed an amended complaint. Radian Guaranty intends to file a motion to dismiss the complaint.

•
On May 31, 2012, a putative class action under RESPA titled Barlee, et al. v. First Horizon National Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint, and on November 5, 2012, Radian Guaranty filed a motion to dismiss the amended complaint for lack of standing because it did not insure any of the plaintiffs’ loans. Plaintiffs have filed an opposition to the motion to dismiss, and on January 16, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss.

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al. v. M&T Bank Corporation, et al. was filed in the U.S. District Court for the Middle District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint in which they added one borrower whose loan was insured by Radian Guaranty. On December 10, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations, and on February 11, 2013, plaintiffs filed an opposition to the motion to dismiss.

•
On January 4, 2013, a putative class action under RESPA titled Ba, et al. v. HSBC USA, Inc., et al., was filed in the U.S. District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans.

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations.

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

In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the CFPB. In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a CID from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On December 7, 2012, we filed a petition with the CFPB to set aside or modify the CID, which has not yet been ruled upon by the CFPB. We are cooperating with the CFPB in its investigation and are in active discussions with the CFPB with respect to our response to the CID, including various alternatives for resolving this investigation. Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 19, 2013, there were 133,739,400 shares of our common stock outstanding and approximately 74 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2012		2011
	High	Low	High	Low
1st Quarter	$4.68	$2.21	$9.73	$6.31
2nd Quarter	4.45	2.00	7.00	3.45
3rd Quarter	4.96	2.65	4.84	1.95
4th Quarter	6.30	3.74	3.45	1.80
In 2011 and 2012, we declared quarterly cash dividends on our common stock equal to $0.0025 per share, and we expect to continue to declare a regular quarterly dividend of $0.0025 per share. For information on Radian Group’s ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 and Notes 1 and 16 of Notes to Consolidated Financial Statements.
Reference is made to the information in Item 12 of this report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.
Issuer Purchases of Equity Securities
As of December 31, 2012, 1,101,355 shares of our common stock remain available for repurchase under a 6.0 million share repurchase program authorized in 2006. The board did not set an expiration date for this program. During 2012, we did not repurchase any of our common stock, but, as permitted under our equity plan, an aggregate of 16,670 shares of our common stock were withheld by us to satisfy the tax liability of employees resulting from the vesting of certain restricted stock awards.

Item 6.	Selected Financial Data.
The information in the following table should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

($ in millions, except per-share amounts and ratios)	2012	2011	2010	2009	2008

Consolidated Statements of Operations
Net premiums earned—insurance	$739.0	$756.0	$825.7	$825.9	$971.8
Net investment income	114.3	163.5	178.8	214.2	263.0
Net gains (losses) on investments	184.9	202.2	139.9	257.1	(109.8)
Net impairment losses recognized in earnings	—	(1.2)	(0.1)	(9.3)	(55.2)
Change in fair value of derivative instruments	(144.0)	628.4	(558.7)	100.0	710.9
Net (losses) gains on other financial instruments	(82.3)	193.3	(211.7)	(88.6)	15.5
Gain on sale of affiliate	7.7	—	34.8	—	—
Other income	5.8	5.6	8.7	14.0	11.7
Total revenues	825.4	1,947.8	417.5	1,313.4	1,808.0
Provision for losses	959.2	1,296.5	1,739.2	1,337.6	2,205.3
Change in reserve for premium deficiency	—	(7.1)	(14.6)	(61.5)	(108.8)
Policy acquisition costs	61.9	52.8	53.5	63.0	136.4
Other operating expenses	196.7	175.8	191.9	203.8	255.5
Interest expense	51.8	61.4	41.8	46.0	53.5
Equity in net income of affiliates	—	0.1	14.7	33.2	59.8
Pretax (loss) income	(444.2)	368.5	(1,579.7)	(242.3)	(674.1)
Net (loss) income	(451.5)	302.2	(1,805.9)	(147.9)	(410.6)
Diluted net (loss) income per share (1)	$(3.41)	$2.26	$(15.74)	$(1.80)	$(5.12)
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.045
Average shares outstanding-diluted	132.5	133.9	114.7	81.9	80.3

($ in millions, except per-share amounts and ratios)	2012	2011	2010	2009	2008

Consolidated Balance Sheets
Total assets	$5,903.2	$6,656.8	$7,620.9	$8,057.2	$8,116.1
Total investments	5,152.4	5,783.6	6,628.9	6,137.2	5,981.6
Unearned premiums	648.7	637.4	686.4	823.6	916.7
Reserve for losses and LAE	3,149.9	3,310.9	3,596.7	3,579.0	3,224.5
Reserve for premium deficiency	3.7	3.6	10.7	25.4	86.9
Long-term debt and other borrowings	663.6	818.6	964.8	698.2	857.8
VIE debt	108.9	228.2	520.1	296.1	160.0
Derivative liabilities	266.9	126.0	723.6	238.7	519.3
Stockholders’ equity	736.3	1,182.3	859.8	2,005.0	2,030.7
Book value per share	$5.51	$8.88	$6.46	$24.22	$25.06
Selected Ratios—Mortgage Insurance (2)
Loss ratio	131.2%	189.8%	234.0%	179.6%	250.4%
Expense ratio	26.6	24.7	24.0	23.2	29.3
Combined ratio	157.8%	214.5%	258.0%	202.8%	279.7%
Risk-to-capital ratio	20.8	21.5	16.8	15.4	16.4
Selected Ratios—Financial Guaranty (2)
Loss ratio	102.9%	3.5%	9.8%	36.2%	52.7%
Expense ratio	196.7	80.3	78.9	101.2	67.6
Combined ratio	299.6%	83.8%	88.7%	137.4%	120.3%
Other Data—Mortgage Insurance
Primary NIW	$37,061	$15,510	$11,558	$16,969	$32,513
Direct primary insurance in force	140,363	126,185	129,566	144,268	155,239
Direct primary RIF	34,372	30,692	31,461	33,765	34,951
Total pool RIF	1,834	2,068	2,453	2,698	2,950
Total non-traditional RIF (3)	148	214	455	1,000	5,119
Persistency (12 months ended)	81.8%	85.4%	81.8%	82.0%	85.8%
Other Data—Financial Guaranty (4)
Net par outstanding	$33,741	$69,189	$78,756	$87,420	$100,726
Net debt service outstanding	44,053	90,167	103,789	113,378	138,431
Total refundings	34	27	36	41	75
________________

(1)	Diluted net (loss) income per share and average share information in accordance with the accounting standard regarding earnings per share.

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

(3)	Consists of international insurance risk, second-lien insurance risk and other structured mortgage-related insurance risk.

(4)	Reflects the recaptures of reinsurance business by certain of our financial guaranty ceding companies in 2008 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the Risk Factors detailed in Item 1A of Part I of this Annual Report on Form 10-K.
Overview
We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance (“first-lien”). We currently have two operating business segments—mortgage insurance and financial guaranty. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. See “Business—Mortgage Insurance.” We conduct our business primarily through Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary. Our financial guaranty segment previously offered direct insurance and reinsurance on credit-based risks, and also offered credit protection on various asset classes through financial guarantees and credit default swaps (“CDS”). While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio of public finance and structured finance credits. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), is a wholly-owned subsidiary of Radian Guaranty, which allows our financial guaranty business to serve as an important source of capital support for our mortgage insurance business. See “Business—Financial Guaranty.” Prior to January 1, 2011, we also had a third segment—financial services. See “Business—Financial Services.”
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The most recent downturn in the housing and related credit markets began in 2007 and had a significant negative impact on the operating environment and results of operations for each of our businesses. This period was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009 together with macroeconomic factors such as limited economic growth and a lack of meaningful liquidity in some sectors of the capital markets. Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portfolio as our “legacy portfolio”).
In 2012, the operating environment for our businesses improved. Although the U.S. economy and housing market remain weak compared to historical standards, home prices appear to be appreciating on a broad basis throughout the United States (“U.S”), foreclosure activity has decreased and the credit quality of overall mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a more permanent recovery in the U.S. economy, including importantly, a reduction in unemployment. As a consequence of these and other factors, we have experienced improvement in our results of operations, with a 22% decline in new mortgage insurance defaults in 2012 and further stabilization of credit performance in our financial guaranty portfolio. We expect these trends to continue in 2013.
Currently, our business strategy primarily is focused on: (1) growing our mortgage insurance business by writing high-quality mortgage insurance in the U.S.; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce our financial guaranty exposure; and (4) pursuing opportunities for increasing Radian Group Inc.’s (“Radian Group”) available liquidity and for enhancing Radian Guaranty’s capital position. Although uncertainty remains with respect to the ultimate losses we will experience in our legacy portfolio, as we continue to write new, higher quality mortgage insurance, our legacy portfolio progressively becomes a lesser percentage of our total portfolio. We anticipate that by the second quarter of 2013, our legacy portfolio will represent less than 50% of our total mortgage insurance portfolio. In light of this important compositional change in our mortgage insurance portfolio and assuming that improving macroeconomic trends continue, we believe we are positioned to return to operating profitability. For more information, see “Results of Operations—Mortgage Insurance” and “Results of Operations—Financial Guaranty.”

Fannie Mae and Freddie Mac (referred to collectively as the “Government Sponsored Enterprises” or “GSEs”) and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that potentially limit the amount of insurance that each of our insurance subsidiaries may write. Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net risk in force (“RIF”), or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States, the Statutory RBC Requirement is that Radian Guaranty must maintain a minimum policyholder position, which is based on both risk and surplus levels (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC State, it may be prohibited from writing new mortgage insurance business in that state. During 2012, the RBC States accounted for approximately 54.3% of Radian Guaranty’s total primary new insurance written (“NIW”). In order to maximize our financial flexibility in the event Radian Guaranty is unable to comply with applicable Statutory RBC Requirements, we have applied for waivers or similar relief from each of the RBC States and have also obtained approval from the GSEs for Radian Mortgage Assurance Inc. (“RMAI”), a subsidiary of Radian Guaranty that is licensed to write mortgage insurance throughout the U.S., to operate as an eligible insurer on a limited basis in certain RBC States where Radian Guaranty would not be able to write new mortgage insurance if it were not in compliance with applicable Statutory RBC Requirements (the “GSE Approvals”). These waivers and the GSE Approvals are subject to conditions and generally may be terminated or revoked at any time. See “Part I. Item 1. Business—Regulation—State Regulation—Risk-to-Capital.”
During the most recent period of prolonged economic weakness, we have actively managed Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. As a result of these efforts, Radian Guaranty’s risk-to-capital ratio improved to 20.8 to 1 as of December 31, 2012 from 21.5 to 1 as of December 31, 2011. We intend to maintain Radian Guaranty’s risk-to-capital below 25 to 1 throughout 2013, including, if necessary, by making contributions to Radian Guaranty from Radian Group’s remaining available liquidity. Based on our current projections, in the absence of these contributions or other further risk-to-capital support, we anticipate that Radian Guaranty would exceed the 25 to 1 risk-to-capital ratio requirement during 2013. As of December 31, 2012, Radian Guaranty was operating under waivers in two of the RBC States with MPP Requirements for which Radian Guaranty’s minimum policyholder position was below the applicable requirements. See “Part I. Item 1A. Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.”
Our businesses have been significantly impacted by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies and the Federal Housing Administration (“FHA”) remains our primary competitor outside of the private mortgage insurance industry. Federal and state efforts to support homeowners and the housing market, including through the enhanced Homeowner Affordable Refinance Program (“HARP 2”), have had a positive impact on our business in recent periods. Various regulatory agencies have produced, and are now in the process of developing additional, new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that are expected to have a significant impact on the housing finance industry and the U.S. Congress is engaged in planning for the reform of the housing finance market, including the future roles of the FHA and the GSEs. See “Part I. Item 1A. Risk Factors—Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business”, “The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses” and “A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business.”

Key Factors Affecting Our Results
Mortgage Insurance

•
Premiums. Premiums on our mortgage insurance products are paid either on a monthly installment basis (“monthly premiums”), in a single payment at origination (“single premiums”), as a combination of up-front premium at origination plus a monthly renewal, or in some cases, as an annual or multi-year premium. A change in the amount of insurance in force from one period compared to another will generally increase (when insurance in force is higher) or decrease (when insurance in force is lower) premiums earned during the period. Premiums earned are also affected by premium rates that are based on a number of borrower, loan and property characteristics.

NIW increases our insurance in force and premiums earned. Cancellations of our insurance policies and other reductions of insurance in force, such as rescissions of coverage and claims paid, reduce insurance in force, and generally have a negative effect on premiums earned. Cancellations of single premium policies accelerate the earning of premiums as the remaining unearned premium is immediately recognized upon cancellation. The measure for assessing the impact of policy cancellations on insurance in force is our persistency rate, defined as the percentage of insurance in force that remains on our books after any 12-month period. Because our insurance premiums are earned over time, higher persistency rates on monthly insurance policies enable us to earn more premium and generally result in increased profitability. For single premium policies, however, assuming all other factors remain constant, annual profitability increases when persistency rates are lower. Rescissions, which are discussed in further detail below, result in a full refund of the life-to-date premiums received, and therefore, premiums earned are affected by any changes in our accrual for estimated rescission refunds. Additionally, premiums ceded to third party reinsurance counterparties decrease premiums earned.

•
NIW. NIW is affected by the overall size of the mortgage origination market, the percentage penetration of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as interest rates and housing prices, as well as credit availability. The percentage of private mortgage insurance penetration mainly is influenced by the competition from FHA insurance and the relative percentage of originations that are for purchased homes versus refinances. Private mortgage insurance penetration is significantly higher on purchased homes than on refinances. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in the private mortgage insurance market and our ability to maintain existing levels of new mortgage originations from our current customers or to gain new customers.

•
Losses. Incurred losses represent the estimated claim payments on newly defaulted insured loans as well as any change in the prior estimate for previously existing defaults. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and changes in the estimates we use to determine our losses, including estimates with respect to the likelihood, magnitude and timing of anticipated losses, and our estimate of the rate at which we expect defaults will ultimately result in paid claims. Other factors influencing incurred losses include:

‑	The product mix of our RIF (loans with higher risk characteristics generally result in higher delinquencies and claims);

‑	The average loan size (higher average loan amounts tend to result in higher losses incurred);

-	The percentage of coverage on insured loans (higher percentages of insurance coverage result in higher incurred losses);

-
Changes in housing values (declines in housing values negatively impact our ability to mitigate our losses and also may negatively affect a borrower’s willingness to continue to make mortgage payments when the home value is less than the mortgage balance);

-
The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase substantially over a period of several years before declining; however, several factors can impact and change this cycle, including the economic environment, the credit risk of the borrower, housing prices and unemployment rates);

-
Our ability to mitigate potential claims through rescissions, denials and the curtailment of claims submitted to us. Generally, we rescind insurance coverage when we conclude through our review of the underwriting of a loan that the loan was not originated in accordance with the underwriting guidelines specified at origination. Generally, we deny claims when the documentation we receive is not sufficient to perfect the claim in accordance with our master insurance policy. In addition, we curtail claim payments when we identify servicer negligence, or we may make other adjustments to claims as permitted by our master insurance policy. These actions all result in a reduction in our incurred losses. Conversely, if rescissions are successfully challenged or denied claims are re-submitted as perfected claims in each case at rates that are higher than expected, our incurred losses will increase.

•
Operating Expenses. Our operating expenses are affected by both the level of NIW, as well as the level of RIF. Additionally, our operating expenses are impacted by outstanding stock-based compensation awards that have been granted to our employees and directors. Because these awards are cash settled, the related expense is adjusted quarterly based on changes in our current stock price.

•
Investment Income. Investment income is affected by the average investment balances held (increases as investment balance increases and decreases with decreases in investment balance), as well as the average yield on our overall portfolio.

•
Third-Party Reinsurance. We use third-party reinsurance in our mortgage insurance business to manage capital and risk. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure some portion of any incurred losses. This arrangement has the impact of reducing our earned premiums but provides capital relief by also reducing our net RIF, as well as reducing our incurred losses by any incurred losses ceded in accordance with the reinsurance agreement. We also have entered into reinsurance transactions designed to transfer all or a portion of the risk associated with certain higher risk mortgage insurance products. See “Part I. Item 1. Business—Mortgage Insurance—Risk Management—Reinsurance—Ceded” for more information about our reinsurance arrangements.

Financial Guaranty

•
Premiums. We earn premiums on our financial guaranty insurance policies and on other forms of credit protection we provide. In our financial guaranty business, premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Since we have discontinued writing new financial guaranty insurance, our premiums earned have been reduced commensurate with the decrease in our net par outstanding. Premiums on our structured finance contracts are generally paid on a periodic basis (monthly or quarterly installment premiums) and are earned on a monthly basis. Premiums on our public finance contracts were generally paid as single up-front premiums and are generally earned over the life of the contract. In addition, we recognize the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (“refundings”) that results in the extinguishment of the financial guaranty policies insuring such bonds. Furthermore, our earned premiums are reduced by premiums ceded through reinsurance agreements. See Note 2 of Notes to Consolidated Financial Statements for further information regarding the revenue recognition of premiums.

•
Net Par Outstanding. Our net par outstanding represents risk exposure on insured contracts. As noted above, our net par outstanding has been declining since we discontinued writing new financial guaranty business. The decline in our net par outstanding is driven by scheduled maturities within the financial guaranty portfolio and negotiated commutations and other transactions that we have entered into proactively to reduce our net par outstanding.

In addition, factors outside of our control may affect the decline in our net par outstanding. Low interest rates may induce the issuers of our public finance obligations to refinance the obligations that we insure, thereby reducing our net par outstanding. A significant portion of our financial guaranty net par outstanding is subject to termination at any time by our CDS counterparties or by our non-affiliated primary insurance customers that have ceded exposure to us. Various market factors may make it economically attractive for our counterparties to exercise their early termination rights and cancel our insurance coverage.

•
Changes in Fair Value of Obligations. Many of our structured finance contracts are accounted for as derivatives or variable interest entities (“VIEs”), which are carried at fair market value. Our results are therefore impacted by changes in the fair value of these contracts. The estimated fair value of these obligations and instruments is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads (of both the underlying collateral as well as Radian Group’s credit spread), credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated to our obligation to pay future claims.

Radian Group’s credit spread reflects the perceived risk that investors associate with us, which we are required to consider when determining our fair market values. A higher credit spread is indicative of a higher perception of risk. When our credit spread increases, or widens, the fair value liability of our insured obligations declines, and when our credit spread decreases, or tightens, the fair value liability of our insured obligations increases.
Because we generally do not settle our insurance contracts before maturity (other than in a negotiated termination), in the absence of actual credit losses on which we are obligated to make claim payments, unrealized losses related to changes in fair value are expected to reverse before or at the maturity of these obligations. In addition, if we agree to settle obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, it could result in the realization of additional gains or losses.

•
Losses/Credit Performance. Our financial guaranty incurred losses are driven primarily by economic conditions that affect the ability of the issuers of our insured obligations to meet such financial obligations and by adverse developments in the assumptions used to determine our losses, including assumptions with respect to the likelihood, magnitude and timing of anticipated losses, and our estimate of the rate at which we expect defaults will ultimately result in paid claims. Stronger economic conditions increase the likelihood that obligors will have the ability to pay interest and principal on the bonds we insure. Weaker economic conditions often place strains on the revenue flows available to pay interest and principal. Other factors influencing defaults and incurred losses include:

-	Our ability, and the ability of the companies that have ceded reinsurance to us, to mitigate claims;

-	Real estate values, which can affect the ability of municipalities and other governmental entities to generate sufficient tax revenues to satisfy their financial obligations;

-
The potential impact of federal, state and local budgetary constraints affecting funding and payments (including Medicare and Medicaid payments) to healthcare, long term care, educational and other governmental and non-governmental entities whose obligations we insure;

-
Potential changes to entitlement programs, such as Social Security, Medicare and Medicaid, that could affect the ability of individuals and entities to utilize the services provided by the entities whose obligations we insure;

-	Performance of commercial and residential mortgage loans and other types of indebtedness that we insure;

-
The performance of the primary insurers from whom we have ceded reinsurance or who have the primary obligation to pay claims on our second-to-pay obligations (if such insurers have financial difficulties, they may not devote sufficient resources to loss mitigation efforts or could fail to pay claims on transactions where we have second-to-pay obligations);

-
The movement of interest rates (should interest rates rise, the interest component of our aggregate exposure will increase on the variable rate obligations we insure, and as a result, will increase the strain on the obligors to make payments on these obligations; consequently, the likelihood of default and amount of any claim payments would increase).

Results of Operations—Consolidated
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Because of this, our consolidated results reflect, and are fully explained by, the financial results and performance of our two operating business segments—mortgage insurance and financial guaranty. Our net loss for 2012 continues to reflect the impact of an elevated mortgage insurance provision for losses resulting from the impact of the slow economic recovery on our legacy mortgage insurance portfolio. Some improvement in those losses, however, is evident given the signs of recovery in the economy and housing market in 2012 and the change in the composition of our total mortgage insurance portfolio, with insurance written in 2009 through 2012 increasingly representing a larger portion of the total portfolio. Additionally, significant unrealized net losses on derivatives were recognized in 2012, as discussed further under “Results of Operations—Financial Guaranty.”
The following table summarizes our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
($ in millions)	2012	2011	2010
Net (loss) income	$(451.5)	$302.2	$(1,805.9)
Change in fair value of derivative instruments	(144.0)	628.4	(558.7)
Total revenues	825.4	1,947.8	417.5
Provision for losses	959.2	1,296.5	1,739.2
Total expenses	1,269.6	1,579.4	2,011.8
Income tax provision	7.3	66.4	226.2
We allocate all corporate income and expenses to our two operating business segments based on either an allocated percentage of time spent working on behalf of these segments or the internally allocated capital of these segments. The results for each segment for each reporting period can cause significant volatility in internally allocated capital based on relative equity under accounting principles generally accepted in the United States of America (“GAAP”).

Results of Operations—Mortgage Insurance
The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			% Change
($ in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net loss	$(214.6)	$(643.9)	$(1,143.2)	(66.7)%	(43.7)%
Net premiums written—insurance	806.3	717.3	699.9	12.4	2.5
Net premiums earned—insurance	702.4	680.9	739.6	3.2	(7.9)
Net investment income	63.2	93.7	104.0	(32.6)	(9.9)
Net gains on investments	103.7	126.2	84.0	(17.8)	50.2
Net impairment losses recognized in earnings	—	(1.2)	(0.1)	(100.0)	n/m
Change in fair value of derivative instruments	(0.3)	(0.6)	32.4	(50.0)	n/m
Net (losses) gains on other financial instruments	(3.5)	3.9	(48.1)	n/m	n/m
Other income	5.5	5.4	7.2	1.9	(25.0)
Provision for losses	921.5	1,293.9	1,730.8	(28.8)	(25.2)
Change in reserve for premium deficiency (“PDR”)	—	(7.1)	(14.6)	(100.0)	(51.4)
Policy acquisition costs	34.1	36.1	36.1	(5.5)	—
Other operating expenses	152.4	132.2	141.2	15.3	(6.4)
Interest expense	7.5	13.9	11.7	(46.0)	18.8
Income tax (benefit) provision	(30.0)	83.2	157.1	n/m	(47.0)
________________________
n/m – not meaningful

Net Loss. We experienced improved operating results in our mortgage insurance segment in 2012 compared to 2011, primarily reflecting a significant decrease in the provision for losses and an income tax benefit compared to an income tax provision in 2011. Based on our projections, which are subject to significant risks and uncertainties, we expect continued improvement in the operating results of our mortgage insurance segment in 2013 and to achieve marginal operating profitability in our mortgage insurance segment in 2013.
The improvement in the results for 2011 compared to 2010 primarily reflect a significant decrease in the provision for losses and the establishment of a valuation allowance for substantially all of our deferred tax assets in 2010, as well as other factors discussed below.
NIW, Insurance in Force, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing high-quality mortgage insurance in the U.S. Consistent with this objective, we wrote $37.1 billion of primary new mortgage insurance in 2012, compared to $15.5 billion and $11.6 billion of primary NIW in 2011 and 2010, respectively. The significant increase in NIW for the year ended December 31, 2012 compared to 2011 and 2010 is attributable to an increase in the overall mortgage market and the penetration rate of private mortgage insurance in the overall insured mortgage market, as well as an increase in our share of the insured private mortgage market. While the private mortgage insurance industry has made progress in recapturing business from the FHA, the FHA’s market share remains at historically high levels. We have been more aggressively marketing our product offerings that favorably compete with the FHA in order to regain market share from the FHA. In the second quarter of 2011, we implemented a series of changes to our underwriting guidelines, including a more efficient underwriting process for loans conforming to the GSE guidelines. In addition, we lowered our monthly premium rates on borrower paid mortgage insurance during the second quarter of 2011 to rates that were in line with much of the mortgage insurance industry.
As a result of changes made since 2008 that aimed to improve the long-term risk profile and profitability of our business, the credit profile of our mortgage insurance portfolio has improved, which has improved our profitability by positively impacting losses incurred on the newer mortgage originations. 2008 was a transition year during which we phased in many of the guideline changes. Since 2009, almost all of our new business production has been prime business. In addition, Fair Isaac Corporation (“FICO”) scores for the borrowers of these insured mortgages have increased, while the loan-to-value ratio (“LTV”) on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.
In 2009, the GSEs began offering the Homeowner Affordable Refinance Program (“HARP”). HARP allows a borrower who is not delinquent to refinance a mortgage if such borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. In November 2011, the Federal Housing Finance Agency (“FHFA”) made enhancements to the HARP program (previously defined as “HARP 2”) that expanded the number of borrowers who can qualify for refinancing. Importantly, Radian Guaranty and other private mortgage insurers have agreed with the FHFA to facilitate the transfer of mortgage insurance on loans to be refinanced without regard to LTV. While HARP 2 may result in fewer delinquent loans and claims, our ability to rescind coverage on HARP loans will be limited in certain circumstances pursuant to our agreement with the FHFA. The changes implemented by HARP 2 have increased the number of borrowers who may benefit from the program and, as of December 31, 2012, approximately 9% of our total primary RIF had successfully completed a HARP refinance. HARP loans are excluded from NIW, but have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that under the new refinanced loan, the borrower generally has a greater ability to pay and more financial flexibility to cover its obligations. During 2012, HARP loans accounted for $8.9 billion of insurance not included in Radian Guaranty’s NIW for the year.

As shown in the chart below, as of December 31, 2012, our 2009 through 2012 mortgage insurance portfolios represented almost 45% of our total mortgage insurance portfolio. These origination years possess significantly improved credit characteristics compared to our pre-2009 portfolios. The growth of the post-2008 portion of our portfolio, together with continued improvement in the portfolio as a result of HARP refinancings, has resulted in significant improvement in the credit quality of our overall mortgage insurance portfolio. As a result, our expected losses on our post-2008 mortgage insurance portfolios is significantly lower than our pre-2009 portfolios, and therefore, should better position the mortgage insurance segment.

# Improved Composition of Mortgage Insurance Portfolio

2006-2007
(HARP)
4.4%
2006-2007
(Non-HARP)
21.2%
2009-2012
44.6%
Other Vintages
(Non-HARP)
24.9%
Other Vintages
(HARP)
4.9%

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and insurance in force:

	Year Ended December 31,
($ in millions)	2012		2011		2010
Primary NIW
Prime	$37,041	99.9%	$15,499	99.9%	$11,553	100.0%
Alternative-A (“Alt-A”)	2	—	2	—	—	—
A minus and below	18	0.1	9	0.1	5	—
Total Primary	$37,061	100.0%	$15,510	100.0%	$11,558	100.0%

	Year Ended December 31,
($ in millions)	2012		2011		2010
Total primary NIW by FICO Score
>=740	$28,151	75.9%	$12,142	78.3%	$9,294	80.4%
680-739	7,994	21.6	3,192	20.6	2,261	19.6
620-679	916	2.5	175	1.1	3	—
<=619	—	—	1	—	—	—
Total Primary	$37,061	100.0%	$15,510	100.0%	$11,558	100.0%

	Year Ended December 31,
($ in millions)	2012	2011	2010
Percentage of primary NIW
Refinances	40%	39%	42%
LTV (1)
95.01% and above	1.4%	1.9%	0.4%
90.01% to 95.00%	41.2%	36.3%	29.5%
85.01% to 90.00%	41.0%	45.4%	51.7%
80.01% to 85.00%	16.4%	16.4%	18.4%
Adjustable rate mortgages (“ARMs”)
Less than five years	<1%	<1%	<1%
Five years and longer	1.9%	4.8%	5.3%
Primary risk written	$8,959	$3,694	$2,663
__________________

(1)	LTV ratio: The ratio of the original loan amount to the original value of the property.

	December 31,
($ in millions)	2012		2011		2010
Primary insurance in force
Flow	$129,079	92.0%	$113,438	89.9%	$115,532	89.2%
Structured	11,284	8.0	12,747	10.1	14,034	10.8
Total Primary	$140,363	100.0%	$126,185	100.0%	$129,566	100.0%
Prime	$123,437	87.9%	$106,407	84.3%	$106,466	82.2%
Alt-A	10,447	7.5	12,344	9.8	14,542	11.2
A minus and below	6,479	4.6	7,434	5.9	8,558	6.6
Total Primary	$140,363	100.0%	$126,185	100.0%	$129,566	100.0%

Persistency (12 months ended)		81.8%		85.4%		81.8%

	December 31,
($ in millions)	2012		2011		2010
Primary RIF
Flow	$31,891	92.8%	$27,937	91.0%	$28,397	90.3%
Structured	2,481	7.2	2,755	9.0	3,064	9.7
Total Primary	$34,372	100.0%	$30,692	100.0%	$31,461	100.0%
Prime	$30,348	88.3%	$26,011	84.8%	$26,001	82.6%
Alt-A	2,404	7.0	2,825	9.2	3,320	10.6
A minus and below	1,620	4.7	1,856	6.0	2,140	6.8
Total Primary	$34,372	100.0%	$30,692	100.0%	$31,461	100.0%

	December 31,
($ in millions)	2012		2011		2010
Total primary RIF by FICO score
Flow
>=740	$16,448	51.6%	$12,242	43.8%	$11,039	38.9%
680-739	9,686	30.4	9,205	33.0	9,849	34.7
620-679	4,918	15.4	5,503	19.7	6,359	22.4
<=619	839	2.6	987	3.5	1,150	4.0
Total Flow	$31,891	100.0%	$27,937	100.0%	$28,397	100.0%
Structured
>=740	$661	26.6%	$732	26.6%	$825	26.9%
680-739	716	28.9	802	29.1	892	29.1
620-679	661	26.6	738	26.8	815	26.6
<=619	443	17.9	483	17.5	532	17.4
Total Structured	$2,481	100.0%	$2,755	100.0%	$3,064	100.0%
Total
>=740	$17,109	49.8%	$12,974	42.3%	$11,864	37.7%
680-739	10,402	30.3	10,007	32.6	10,741	34.1
620-679	5,579	16.2	6,241	20.3	7,174	22.8
<=619	1,282	3.7	1,470	4.8	1,682	5.4
Total Primary	$34,372	100.0%	$30,692	100.0%	$31,461	100.0%

Primary RIF on defaulted loans	$4,320		$5,198		$6,049

	December 31,
($ in millions)	2012		2011		2010
Percentage of primary RIF
Refinances	32%		32%		31%
Loan Type:
Fixed	91.6%		88.7%		86.8%
ARM (fully indexed) (1)
Less than five years	2.1		2.9		3.5
Five years and longer	4.7		6.2		7.0
ARM (potential negative amortization) (2)
Less than five years	1.4		1.9		2.3
Five years and longer	0.2		0.3		0.4
Total	100.0%		100.0%		100.0%

Total primary RIF by LTV
85.00% and below	$3,292	9.6%	$2,772	9.0%	$2,816	8.9%
85.01% to 90.00%	13,134	38.2	11,861	38.7	12,102	38.5
90.01% to 95.00%	13,303	38.7	10,735	35.0	10,506	33.4
95.01% and above	4,643	13.5	5,324	17.3	6,037	19.2
Total Primary	$34,372	100.0%	$30,692	100.0%	$31,461	100.0%

Total primary RIF by policy year
2005 and prior	$5,657	16.5%	$6,887	22.4%	$8,145	25.9%
2006	2,735	8.0	3,172	10.3	3,690	11.7
2007	6,059	17.6	6,960	22.7	8,072	25.7
2008	4,582	13.3	5,206	17.0	5,935	18.9
2009	2,021	5.9	2,656	8.7	3,099	9.8
2010	1,726	5.0	2,244	7.3	2,520	8.0
2011	2,956	8.6	3,567	11.6	—	—
2012	8,636	25.1	—	—	—	—
Total Primary	$34,372	100.0%	$30,692	100.0%	$31,461	100.0%
________________

(1)	“Fully Indexed” refers to loans where payment adjustments are equal to mortgage interest-rate adjustments.

(2)
Loans with potential negative amortization will have increased principal balances, only if interest rates increase, as compared to loans with scheduled negative amortization, for which an increase in loan balance will occur even if interest rates do not change.

Net Premiums Written and Earned.  Net premiums written increased in 2012 compared to 2011, primarily resulting from a significant increase in NIW in 2012 compared to 2011, as well as an increase in the volume of single premium policies originated in 2012, which were partially offset by an increase in ceded premiums written, primarily as a result of the Reinsurance Transactions. See “Reinsurance” below. While the volume of single premium policies written in 2012 increased, the percentage of our total new insurance written as single premium policies decreased to approximately 35% compared to 41% for 2011 and 20% for 2010. Net premiums written increased in 2011 compared to 2010, primarily due to a decrease in ceded premiums resulting from the run-off and termination of captive reinsurance arrangements and an increase in premiums written on single premium policies.

Net premiums earned increased for 2012 compared to 2011 primarily due to increases in direct premiums earned as a result of an increase in NIW and a decrease in premiums refunded in connection with rescissions in 2012 compared to 2011. The increase in net premiums earned in 2012 was partially offset by an increase in ceded premiums earned related to the Reinsurance Transactions. (See “Reinsurance” below.) Net premiums earned decreased in 2011 compared to 2010 due to a decrease in our insurance in force and an increase in the premiums refunded in connection with rescissions in 2011 compared to 2010. This decrease in premiums earned was partially offset by a decrease in ceded premiums resulting from the termination and run-off of captive reinsurance arrangements.
Our projected rate of return on our single premium business is lower than on our monthly premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on these single premium loans is likely to be higher than anticipated. If loans are repaid later than expected, our profitability on these single premium loans is likely to be lower than anticipated. The expected profitability of our monthly premium business is the opposite of single premium business with respect to prepayment speeds with earlier than anticipated prepayments reducing profitability on these monthly premium loans. As a result, the ultimate profitability of our business is dependent in part on mortgage prepayment speeds. Because prepayment speeds are difficult to project, we believe a mixture of single premium and monthly premium business is desirable to protect against actual prepayment speeds that are significantly different from expectations.
The following table provides additional information related to mortgage insurance premiums written and earned for the years indicated:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net premiums written
Primary and pool insurance	$804,371	$715,125	$698,078
Second-lien mortgages (“Second-liens”)	1,874	2,314	1,535
International	60	(175)	296
Net premiums written-insurance	$806,305	$717,264	$699,909
Net premiums earned
Primary and pool insurance	$699,079	$673,869	$727,484
Second-liens	1,874	2,314	2,501
International	1,432	4,712	9,646
Net premiums earned-insurance	$702,385	$680,895	$739,631
Reinsurance. In the second quarter of 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider (the “Initial Quota Share Reinsurance Transaction”). Through the Initial Quota Share Reinsurance Transaction, Radian Guaranty agreed to cede 20% of its NIW beginning with the business written in the fourth quarter of 2011. As of December 31, 2012, the amount ceded pursuant to the Initial Quota Share Reinsurance Transaction was $1.5 billion of Radian Guaranty’s RIF. Radian Guaranty has the ability to commute two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for payment of a predefined commutation amount from the reinsurer.
Under the Initial Quota Share Reinsurance Transaction, for the year ended December 31, 2012, ceded premiums written were $52.2 million and ceded premiums earned were $16.1 million. Ceding commissions earned under the Initial Quota Share Reinsurance Transaction for the year ended December 31, 2012 were $13.0 million.
In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider agreed to a second quota share reinsurance agreement (the “Second Quota Share Reinsurance Transaction” and together with the Initial Quota Share Reinsurance Transaction, the “Reinsurance Transactions”) that provides for additional ceded risk of $750 million initially and up to a maximum of $2 billion upon the mutual agreement of the parties. As of December 31, 2012, the amount ceded pursuant to the Second Quota Share Reinsurance Transaction was $368.4 million of Radian Guaranty’s RIF.
The agreed upon terms also provide that, effective as of December 31, 2015, Radian Guaranty will have the ability, at its option (the “Commutation Option”), to commute one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. Pursuant to the agreed upon terms:

(i)
Radian Guaranty will cede to the reinsurer 20% of all premiums and losses incurred with respect to conventional GSE loans and will initially receive a 35% ceding commission; provided that if we do not exercise our Commutation Option, the ceding commission will be reduced to 30% for the portion of the ceded RIF that was subject to the Commutation Option; and

(ii)
Radian Guaranty has the ability to cede 100% of all premiums and losses incurred with respect to non-conventional portfolio loans and will receive a 25% ceding commission. We do not expect the volume of such portfolio loans to be material.

Under the Second Quota Share Reinsurance Transaction, for the year ended December 31, 2012, ceded premiums written were $9.6 million and ceded premiums earned were $0.5 million. Ceding commissions earned under the Second Quota Share Reinsurance Transaction for the year ended December 31, 2012 were $3.4 million.
We participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis. In return for the reinsurance company’s assumption of a portion of the risk, we ceded to the reinsurance company a portion of the mortgage insurance premiums that would have been paid to us. Our captive reinsurance arrangements were typically conducted on an “excess-of-loss” basis, with the captive reinsurer paying losses only after a certain level of losses had been incurred. In addition, on a limited basis, we offered “quota share” captive reinsurance arrangements under which the captive reinsurance company assumed a pro rata share of all losses in return for a pro rata share of the premiums collected. As a result of the housing and related credit market downturn that began in 2007, the deductible loss under most captive reinsurance arrangements was exceeded and we are now entitled to cash recoveries from the captive. Ceded losses recoverable related to captives at December 31, 2012 were $82.2 million. We expect that most of the actual cash recoveries from these captives will be received over the next few years. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. In 2010, we terminated a significant portion of our remaining captive reinsurance arrangements on a “cut-off” basis, meaning that the terminated captive arrangements were dissolved and all outstanding liabilities were settled. For additional information about our captive reinsurance arrangements, see “Part I. Item 3. Legal Proceedings.”

The following table summarizes our ceded premiums and RIF ceded through the Reinsurance Transactions and other reinsurance arrangements (excluding Smart Home transactions). Unless otherwise noted, direct RIF includes the amounts ceded through reinsurance.

	At or For the Year Ended December 31,
($ in thousands)	2012	2011	2010
First-Lien Captives
Premiums ceded to captives	$23,416	$28,816	$83,384
% of total premiums	3.2%	4.1%	10.2%
Insurance in force (1) subject to captives	6.5%	8.9%	10.6%
RIF (2) subject to captives	6.3%	8.8%	10.4%

Initial Quota Share Reinsurance (“QSR”) Transaction
Ceded premiums written	$52,151
% of premiums written	5.9%
Ceded premiums earned	$16,088
% of total premiums	2.2%
Ceding commissions earned	$13,038
RIF included in QSR (3)	$1,525,840

Second QSR Transaction
Ceded premiums written	$9,648
% of premiums written	1.1%
Ceded premiums earned	$504
% of total premiums	0.1%
Ceding commissions earned	$3,377
RIF included in QSR (3)	$368,429
__________________

(1)	Insurance in force on captives as a percentage of total insurance in force.

(2)	RIF on captives as a percentage of total RIF.

(3)	RIF ceded under QSR transactions and included in primary RIF.
Net Investment Income.  Our mortgage insurance net investment income decreased in 2012 compared to 2011, and in 2011 compared to 2010, primarily due to a decline in our total investment balance resulting from negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. Our allocation to short-term and short duration investments remains high in anticipation of elevated near-term claim payments in our mortgage insurance segment. This allocation, combined with certain sales of securities and subsequent reinvestment of longer duration securities in the low interest rate environment, has resulted in a lower yield profile for the portfolio. All periods include an allocation to the mortgage insurance segment of net investment income from Radian Group based on relative GAAP equity of the mortgage insurance segment, which decreased in both 2012 and 2011.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(32.7)	$67.8	$(1.5)
Net realized gains on sales	136.4	58.4	85.5
Net gains on investments	$103.7	$126.2	$84.0

During 2009 through 2012, as market prices of our investments increased, we made the decision to sell a significant amount of securities in our portfolio and reinvest the proceeds in similar securities. The realized gains from these sales, some of which had previously been unrealized, also increased the respective statutory capital positions of our subsidiaries that held the investments, which has provided a significant benefit to Radian Guaranty’s risk-to-capital position. During 2011, we sold our investment in a portfolio of tobacco bonds and recognized a $21.7 million realized loss in our mortgage insurance segment, which was offset by gains on sales of other securities in our trading portfolio during the same period of 2011. Our results for 2010 were positively impacted by net realized gains on investments in conjunction with the reallocation of our investment portfolio from tax advantaged securities to securities that provide taxable investment income.
Change in Fair Value of Derivative Instruments. In 2010, we allocated to our mortgage insurance segment a portion of the change in fair value of derivatives (committed preferred custodial trust securities (“CPS”)) held in trusts that had been consolidated by Radian Group, as described in “Off-Balance Sheet Arrangements.” There were no such market value gains or losses in 2011 or 2012 as the related CPS derivatives were eliminated.
Net (Losses) Gains on Other Financial Instruments.  The net (losses) gains for 2012, 2011 and 2010 reflect the impact of the movement of Radian Group’s CDS spread on the fair value of our net interest margin securities (“NIMS”). Our RIF related to NIMS has declined from $136.0 million at December 31, 2010, to $19.0 million at December 31, 2011 and to $14.0 million at December 31, 2012. These declines are a result of payments made by us as NIMS bonds matured. See “Part I. Item 1. Business—Mortgage Insurance—Business—Non-Traditional Risk” for further discussion on NIMS.
In addition, in 2010, we allocated a portion of the change in fair value related to CPS VIE to the mortgage insurance segment.
Provision for Losses. Our mortgage insurance provision for losses decreased in 2012 compared to 2011 and in 2011 compared to 2010. The following table details the financial impact of the significant components of our mortgage insurance provision for losses for the periods indicated:

	Year Ended December 31,
(In millions)	2012 (1)	2011 (1)	2010 (1)
New defaults	$647.8	$854.5	$940.3
Existing defaults (2)	222.1	434.4	847.3
Second-liens, Loss adjustment expenses (“LAE”) and Other (3)	51.6	5.0	(56.8)
Provision for losses	$921.5	$1,293.9	$1,730.8
_____________________

(1)
For 2012, 2011 and 2010, the financial impact for each component has been recalculated on a full year basis, such that the sum of the individual quarterly impacts within each respective year do not equal the recalculated impacts. For example, the impact from a loan that defaults in one quarter that then cures in the next quarter of the same year is not reflected within the full year provision for losses, as the net impact is zero for the full year period.

(2)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated; (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated; and (c) the impact to our incurred but not recorded (“IBNR”) reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims.

(3)
Includes the effect of reinsurance recoveries from captive and Smart Home transactions (including a $47.0 million write-down of Smart Home recoverables for 2012), second-lien activity, LAE and other miscellaneous loss-related activity.

Our mortgage insurance provision for losses for 2012 decreased by $372.4 million as compared to 2011. This decrease was driven primarily by a decline in new default notices, an increase in claim denials and an improvement in the composition of the delinquent loan inventory (mainly associated with a reduction in the adverse impact to reserves related to the aging of existing defaults), as compared to the corresponding periods of 2011. Primary new defaults, which are the main driver for incurred losses, decreased by 22% for 2012 compared to 2011. Partially offsetting these positive developments was a decrease in our estimated reinsurance recoverable from our remaining Smart Home transactions. This decrease was a result of recent trends of lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur by the scheduled termination dates of our Smart Home transactions. The final remaining Smart Home transaction is scheduled to mature in May 2013.

Our mortgage insurance provision for losses for 2011 also improved relative to 2010. This decrease was driven primarily by a decline in new default notices and a relative improvement in the composition of the delinquent loan inventory (including changes associated with the aging of delinquent loans and loans moving into pending claim status), which more than offset the decrease in the total number of defaulted loans that have cured (“cures”). In addition, existing defaults in 2010 were negatively affected by increases in our severity assumptions, primarily related to pool insurance defaults.
The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two monthly payments.
Our first-lien primary default rate at December 31, 2012 was 12.1%, compared to 15.2% at December 31, 2011. Our primary default inventory comprised 93,169 loans at December 31, 2012, compared to 110,861 loans at December 31, 2011, representing a 16.0% decrease. Our primary default inventory declined by an additional 2% in January 2013 from December 31, 2012. The reduction in our defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, our overall primary default rates continue to remain elevated compared to historical levels due to continued high unemployment and relative weakness in the U.S. housing and mortgage credit markets. Overall, the underlying trend of high defaults continues to be driven primarily by the poor performance of our 2005 through 2008 books of business. In addition, a slowdown in mortgage foreclosures, driven by servicing delays and the effect of prolonged modification programs for delinquent loans, has contributed to the sustained high level of our default inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures, particularly with respect to loans that have been in default for more than twelve months. We had a 22% total decrease in new primary defaults in 2012 compared to 2011, which compares to an 18% decrease in new primary defaults in 2011 and a 30% decrease in 2010. Although significant uncertainty remains, for 2013, we currently expect a further decline in incurred losses driven primarily by an expected decrease in new defaults of approximately 24% as compared to 2012.
With continuing declines in home values in certain markets, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated “default to claim rates” (weighted average rate at which defaulted loans are expected to move to claim) on our more aged delinquent loans, this has resulted in additional incurred losses related to this effect. Our aggregate weighted average estimated default to claim rate (net of estimated insurance rescissions and claim denials) was approximately 47% at December 31, 2012, compared to 43% at December 31, 2011 and 40% at December 31, 2010.
The following tables show additional information about our primary loans in default as of the dates indicated:

	December 31, 2012
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	18,007	19.3%	25%	23%	25.1%	$187,454	7.8%
Four to eleven payments	20,080	21.6	48	44	12.1	435,895	18.2
Twelve payments or more	37,457	40.2	57	47	4.6	991,159	41.4
Pending claims	17,625	18.9	100	86	0.5	781,666	32.6
Total	93,169	100.0%	57%	49%		2,396,174	100.0%
IBNR						289,032
LAE and Other						64,252
Total primary reserves						$2,749,458

	December 31, 2011
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	21,796	19.7%	23%	21%	24.1%	$214,660	8.1%
Four to eleven payments	28,149	25.4	47	42	11.6	582,637	21.9
Twelve payments or more	44,505	40.1	57	46	4.7	1,149,631	43.2
Pending claims	16,411	14.8	100	82	0.3	710,997	26.8
Total	110,861	100.0%	54%	45%		2,657,925	100.0%
IBNR						151,965
LAE and Other						73,320
Total primary reserves						$2,883,210
_________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions and denials for each category of defaulted loans.

(2)	Net of estimate of rescissions and denials.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	December 31,
	2012	2011	2010
Default Statistics—Primary Insurance:
Flow
Prime
Number of insured loans	630,094	569,190	584,213
Number of loans in default	55,483	65,238	71,196
Percentage of total loans in default	8.81%	11.46%	12.19%
Alt-A
Number of insured loans	37,754	44,355	51,765
Number of loans in default	11,798	14,481	17,934
Percentage of total loans in default	31.25%	32.65%	34.65%
A minus and below
Number of insured loans	35,150	40,884	47,044
Number of loans in default	11,211	13,560	16,401
Percentage of total loans in default	31.89%	33.17%	34.86%
Total Flow
Number of insured loans	702,998	654,429	683,022
Number of loans in default	78,492	93,279	105,531
Percentage of total loans in default	11.17%	14.25%	15.45%
Structured
Prime
Number of insured loans	37,528	41,248	42,131
Number of loans in default	5,371	6,308	6,735
Percentage of total loans in default	14.31%	15.29%	15.99%
Alt-A
Number of insured loans	16,315	18,484	20,234
Number of loans in default	4,207	5,563	6,635
Percentage of total loans in default	25.79%	30.10%	32.79%
A minus and below
Number of insured loans	14,157	15,477	16,716
Number of loans in default	5,099	5,711	6,569
Percentage of total loans in default	36.02%	36.90%	39.30%
Total Structured
Number of insured loans	68,000	75,209	79,081
Number of loans in default	14,677	17,582	19,939
Percentage of total loans in default	21.58%	23.38%	25.21%

	December 31,
	2012	2011	2010
Total Primary Insurance
Prime
Number of insured loans	667,622	610,438	626,344
Number of loans in default	60,854	71,546	77,931
Percentage of total loans in default	9.12%	11.72%	12.44%
Alt-A
Number of insured loans	54,069	62,839	71,999
Number of loans in default	16,005	20,044	24,569
Percentage of total loans in default	29.60%	31.90%	34.12%
A minus and below
Number of insured loans	49,307	56,361	63,760
Number of loans in default	16,310	19,271	22,970
Percentage of loans in default	33.08%	34.19%	36.03%
Total Primary
Number of insured loans	770,998	729,638	762,103
Number of loans in default	93,169	110,861	125,470
Percentage of loans in default	12.08%	15.19%	16.46%
Default Statistics—Pool Insurance:
Number of loans in default	18,147	21,685	32,456
The following table shows a rollforward of our primary loans in default:

	Year Ended December 31,
	2012	2011	2010
Beginning default inventory	110,861	125,470	151,998
Plus: New defaults (1)	73,517	94,817	115,360
Less: Cures (1)	61,906	77,997	100,166
Less: Claims paid (2)	18,933	24,479	25,765
Less: Rescissions (3)	3,433	4,852	4,440
Less: Denials (4)	6,937	2,098	2,763
Less: Terminations of transactions	—	—	8,754
Ending default inventory	93,169	110,861	125,470
__________________

(1)
Amounts reflected are compiled on a monthly basis consistent with reports received from loan servicers. The number of new defaults and cures presented includes the following number of monthly defaults that defaulted and cured within the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Intra-period new defaults	42,159	53,103	67,276

(2)	Includes those charged to a deductible or captive.

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

Our loss reserve estimate incorporates our recent experience with respect to the elevated number of claims that we have been denying due to the policyholder’s failure to submit sufficient documentation to perfect a claim and incorporates our recent experience with respect to the number of insurance certificates that ultimately will be rescinded due to fraud, underwriter negligence or other factors. Our mortgage insurance reserves also incorporate our expectations of the number of previously rescinded or denied policies that we expect to reinstate. Our current level of rescissions and denials remains elevated compared to historical levels, which we believe reflects the larger concentration of poorly underwritten loans (primarily originated during 2005 through 2008) that are in our default inventory, as well as our efforts to examine a substantial portion of our claims for potential rescissions or denials. We expect the level of rescissions and denials to continue to remain elevated compared to historical levels as long as our 2005 through 2008 insurance policies comprise a significant percentage of our default inventory.
The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated. Recent trends in insurance rescissions and claim denial activity reflect both an overall increase in the number of policies rescinded and claims denied, as well as an increase in the number of rescissions and denials that have been reinstated (previously rescinded) or perfected (previously denied). This increase in reinstatements is partly due to lenders challenging a greater number of rescissions and denials as well as the overall effectiveness of these challenges (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment).

	Year Ended December 31,
	2012	2011	2010
Rescinded policies:
Rescinded	(4,367)	(5,779)	(4,854)
Reinstated	934	927	414
Denied claims:
Denied	(12,812)	(5,370)	(3,927)
Reinstated	5,875	3,272	1,164
Total net rescissions and denials	(10,370)	(6,950)	(7,203)
The following table illustrates the impact to our loss reserve estimates due to estimated future insurance rescissions and claim denials as of the dates indicated:

	December 31,
(In millions)	2012	2011	2010
Decrease to our loss reserve due to estimated rescissions and denials	$455	$631	$922
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, net of any reinstatements of previously rescinded policies or denied claims for the periods indicated:

	Year Ended December 31,
(In millions)	2012	2011	2010
Rescissions	$279.3	$474.2	$538.3
Denials	539.4	170.9	261.7
Total first-lien claims submitted for payment that were rescinded or denied (1)	$818.7	$645.1	$800.0
__________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.

Our reported rescission and denial activity in any given period is subject to challenge by our lender customers. Recent trends in insurance rescission and claim denial activity reflect a shift towards more claim denials, resulting primarily from the failure of our lender customers to provide the documentation required to perfect a claim submission. In many cases, lenders have been asked to produce the additional required information for a significant portion of previously denied claims. We expect that a portion of previously rescinded policies will be reinstated and a large portion of previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. This IBNR estimate was $323.0 million, $170.6 million and $39.5 million at December 31, 2012, 2011 and 2010, respectively. For 2012, our IBNR estimate of $323.0 million includes our estimate of future reinstatements of previously rescinded policies and denied claims of $87.7 million and $215.3 million, respectively. These reserves relate to $0.6 billion of claims that were denied within the preceding 12 months and $1.0 billion related to rescinded policies within the preceding 24 months.
We estimate our claim liability related to the potential future reinstatement of these previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month timeframe as certain denials and rescissions are reinstated. As of December 31, 2012, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 16% and declines to 0% after 24 months. Our IBNR reserve estimate also includes projected impacts from future estimated rescissions (with respect to reinstated denials) and future claim curtailments (with respect to both reinstated denials and rescissions). Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected by not only our initial reinstatement assumption, but by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, expected claim curtailments on such paid claims, as well as potential settlement discussions with our lender customers.
The following table shows the projected net cumulative denial and rescission rates in our first-lien portfolio, net of both actual and expected reinstatements, as of December 31, 2012, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2010	18.5%	100%
Q2 2010	17.6%	100%
Q3 2010	16.0%	100%
Q4 2010	17.4%	100%
Q1 2011	20.8%	99%
Q2 2011	24.6%	99%
Q3 2011	28.1%	97%
Q4 2011	23.2%	94%
Q1 2012	21.3%	84%
Q2 2012	19.4%	59%
__________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of December 31, 2012. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. As discussed in footnote (2) below, these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and potentially reinstated or overturned. For the third and fourth quarters of 2012, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission rates for those periods are presently meaningful and, therefore, they are not presented.

The following table shows information regarding our reserve for losses and PDR as of the dates indicated:

	December 31,
(In thousands)	2012	2011	2010
Reserves for losses by category:
Prime	$1,739,968	$1,748,412	$1,607,741
Alt-A	564,719	612,423	687,960
A minus and below	361,533	370,806	413,137
Reinsurance recoverable (1)	83,238	151,569	223,254
Total primary reserves	2,749,458	2,883,210	2,932,092
Pool insurance	323,403	353,583	566,565
Total first-lien reserves	3,072,861	3,236,793	3,498,657
Second-lien and other (2)	10,747	11,107	26,314
Total reserve for losses	$3,083,608	$3,247,900	$3,524,971
PDR on second-liens	$3,685	$3,644	$10,736
__________________

(1)	Primarily represents ceded losses on captive transactions and Smart Home.

(2)	Does not include second-lien premium deficiency reserve.
Our mortgage insurance total loss reserve as a percentage of our mortgage insurance total RIF was 8.5% at December 31, 2012, compared to 9.8% at December 31, 2011 and 10.2% at December 31, 2010.
The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the years indicated:

(In thousands)	2012	2011	2010
Mortgage Insurance
Balance at January 1	$3,247,900	$3,524,971	$3,450,538
Less reinsurance recoverables (1)	151,569	223,254	621,644
Balance at January 1, net of reinsurance recoverables	3,096,331	3,301,717	2,828,894
Add total losses and LAE incurred in respect of default notices reported and unreported	921,507	1,293,857	1,730,801
Deduct paid claims and LAE	1,017,468	1,499,243	1,257,978
Balance at December 31, net of reinsurance recoverables	3,000,370	3,096,331	3,301,717
Add reinsurance recoverables (1)	83,238	151,569	223,254
Balance at December 31	$3,083,608	$3,247,900	$3,524,971
__________________

(1)	Primarily related to ceded losses on captive reinsurance transactions and Smart Home.

The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves:

	December 31,
	2012	2011	2010
First-lien reserve per default (1)
Primary reserve per default	$29,510	$26,007	$23,374
Primary reserve per default excluding IBNR	26,408	24,637	23,110
Pool reserve per default (2)	17,821	16,305	17,456
Total first-lien reserve per default	27,605	24,420	22,158
_________________

(1)	Calculated as total reserves divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at December 31, 2012, 2011 and 2010 would be $28,125, $25,402 and $28,265, respectively.

Total mortgage insurance claims paid in 2012 were $1.0 billion. Foreclosure backlogs, servicer delays and loan modification programs have reduced the number of defaults going to claim. In addition, our extensive review of a substantial portion of our claims has slowed our internal claims payment process and has resulted in a significant increase in the number of claim denials in recent periods as a result of servicers failing to produce the documents necessary to perfect a claim submission. While this increasing trend has the effect of reducing claims paid in current periods, we expect a significant portion of denials to be resubmitted and ultimately paid and our incurred loss and claims paid estimates reflect this expectation. Although significant uncertainty remains, we currently expect claims paid to be between $900 million and $1 billion in 2013.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. In 2012, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect this trend to continue in light of well publicized issues in the servicing industry and our existing portfolio of aged defaults.
Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans, claim activity has historically reached its highest level in the second through fourth years. Based on these trends, approximately 38.8% and 27.6% of our primary RIF at December 31, 2012 and 2011, respectively, had not yet reached its highest claim frequency years. All of our pool RIF at December 31, 2012 had reached its highest expected claim frequency years. Notwithstanding historical trends, the insurance we wrote from 2005 through 2008 has experienced default and claim activity sooner and to a significantly greater extent than has been the case historically for our books of business.

The following table shows claims paid and average claims paid as of the dates indicated:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net claims paid (1):
Prime	$638,820	$796,940	$691,922
Alt-A	165,776	257,448	308,113
A minus and below	112,216	164,429	180,078
Total primary claims paid	916,812	1,218,817	1,180,113
Pool	92,206	178,610	147,667
Second-lien and other	8,598	11,331	20,630
Subtotal	1,017,616	1,408,758	1,348,410
Impact of first-lien terminations	—	75,101	223,099
Impact of captive terminations	(148)	(1,166)	(324,365)
Impact of second-lien terminations	—	16,550	10,834
Total net claims paid	$1,017,468	$1,499,243	$1,257,978
Average net claim paid (2):
Prime	$48.6	$49.6	$44.6
Alt-A	57.9	60.7	57.5
A minus and below	37.7	40.2	37.6
Total average net primary claim paid	47.8	50.0	46.0
Pool	67.9	76.2	71.7
Second-lien and other	25.1	25.8	35.3
Total average net claim paid	$48.7	$51.9	$47.7
Average direct primary claim paid (2) (3)	$50.4	$54.6	$52.5
Average total direct claim paid (2) (3)	$51.1	$56.0	$53.6
__________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions and first- and second-lien transactions.

(3)	Before reinsurance recoveries.

The following table shows cumulative “direct claims” (i.e., claims paid before reinsurance recoveries) paid by us on our primary insured book of business at the end of each successive year after origination, expressed as a percentage of the cumulative premiums written by us in each year of origination:
Direct Claims Paid vs. Premiums Written—Primary Insurance

Year of Origination	End of 1st year	End of 2nd year	End of 3rd year	End of 4th year	End of 5th year	End of 6th year	End of 7th year	End of 8th year	End of 9th year	End of 10th year	End of 11th year	End of 12th year
2001	0.4%	10.7%	29.5%	46.9%	54.2%	57.8%	60.0%	61.5%	62.5%	63.5%	64.1%	64.7%
2002	0.5%	8.5%	23.4%	32.3%	37.0%	40.7%	42.8%	44.1%	46.3%	46.8%	47.5%	—
2003	0.4%	7.3%	17.1%	23.0%	28.0%	31.1%	33.3%	37.1%	38.4%	39.5%	—	—
2004	0.6%	6.6%	15.8%	28.0%	38.9%	45.5%	53.7%	56.0%	58.3%	—	—	—
2005	0.3%	6.0%	24.7%	58.9%	74.0%	92.3%	100.9%	105.4%	—	—	—	—
2006	0.9%	13.1%	45.4%	63.6%	94.4%	117.5%	128.1%	—	—	—	—	—
2007	0.5%	9.8%	33.6%	81.0%	124.2%	142.4%	—	—	—	—	—	—
2008	0.2%	5.0%	29.2%	61.2%	78.0%	—	—	—	—	—	—	—
2009	—	1.3%	3.9%	7.6%	—	—	—	—	—	—	—	—
2010	—	0.4%	1.3%	—	—	—	—	—	—	—	—	—
2011	—	0.2%	—	—	—	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—	—	—	—	—	—
The following tables show direct claims paid by policy origination year as of the periods indicated:

	December 31,
($ in millions)	2012		2011		2010
Direct claims paid by origination year (first-lien):
2005 and prior	$268	26.4%	$333	22.7%	$531	36.1%
2006	194	19.1	331	22.5	345	23.5
2007	403	39.8	634	43.1	506	34.5
2008	137	13.5	166	11.3	85	5.8
2009	11	1.1	6	0.4	1	0.1
2010	1	0.1	—	—	—	—
2011	—	—	—	—	—	—
Total direct claims paid	$1,014	100.0%	$1,470	100.0%	$1,468	100.0%
Other Operating Expenses.  Other operating expenses increased in 2012 as compared to 2011, primarily due to an increase in stock-based compensation related to an increase in the market price of our common stock during the year. Also, 2012 reflects ceding commissions earned related to the Reinsurance Transactions combined with a reduction in the amount of acquisition costs that were deferred in accordance with the update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. Included in 2011 was $9 million in costs related to certain technology projects that we wrote-off in the third quarter of 2011.

Other operating expenses decreased in 2011 as compared to 2010 due to a reduction in salaries, as well as stock-based compensation. This was partially offset by increases in sales commissions due to our increased NIW and increased expenses related to the write-off of certain software and technology projects in 2011. In October 2011, we completed an expense initiative aimed at aligning our support services to the current reduced mortgage market. This re-alignment included a workforce reduction of approximately 9.8% of our corporate and mortgage insurance staff.
Contract underwriting expenses for 2012, including the impact of reserves for contract underwriting remedies, were $12.1 million, compared to $16.1 million for 2011 and $6.1 million for 2010. During 2012, loans underwritten via contract underwriting accounted for 5.0% of applications, 4.9% of commitments for insurance and 5.0% of insurance certificates issued, compared to 8.8%, 8.2% and 8.7%, respectively, for 2011 and 17.9%, 16.5% and 13.9%, respectively, for 2010.
Interest Expense.  These amounts reflect the allocated portion of interest on Radian Group’s long-term debt based on the relative GAAP equity for our mortgage insurance segment. The decrease in 2012 compared to 2011 primarily is due to the maturity in June 2011 of our 7.75% Debentures. In addition, we purchased $170.6 million aggregate principal amount of our 2013 Notes in 2012, which reduced our interest expense.
Our consolidated interest expense significantly increased during 2011 as a result of the issuance of $450 million of convertible notes in November 2010. This increase more than offset the decrease in the allocation percentage to the mortgage insurance segment in 2011.
Income Tax (Benefit) Provision.  The effective tax rate on our pre-tax operating losses increased to 12.3% for the year ended December 31, 2012 from (14.8%) for the year ended December 31, 2011. The increase to the rate was primarily due to an increase in our provision for uncertain tax positions in 2011 as a result of the remeasurement of certain liabilities and also due to changes in our overall valuation allowance. The effective tax rate on our pre-tax operating loss in 2010 was (15.9%), which was mainly impacted by the initial establishment of a valuation allowance.

Results of Operations—Financial Guaranty
Since 2008, we have significantly reduced our financial guaranty operations and have reduced our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our access to that capital. In furtherance of these objectives, during 2012 and to date in 2013, we completed the following transactions:
Assured Commutation.  In January 2012, Radian Asset Assurance entered into a three-part transaction (the “Assured Transaction”) with subsidiaries of Assured Guaranty Ltd. (collectively “Assured”) that included the following:

•	the commutation of $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance reinsured from Assured (the “Assured Commutation”);

•	the cession of $1.8 billion of direct public finance business to Assured; and

•
the sale of Municipal and Infrastructure Assurance Corporation (the “FG Insurance Shell”), a New York domiciled financial guaranty insurance company with licenses to conduct business in 37 states and the District of Columbia that Radian Asset Assurance had acquired in 2011. The sale of the FG Insurance Shell was completed in the second quarter of 2012.

The Assured Transaction reduced our financial guaranty net par outstanding by approximately 22.5% and provided an aggregate statutory capital benefit to Radian Asset Assurance and Radian Guaranty of $100.7 million as of December 31, 2012.
Collateralized Debt Obligation (“CDO”) of Asset-Backed Securities (“ABS”) and Trust Preferred Securities (“TruPs”) Commutation. In the second quarter of 2012, Radian Asset Assurance entered into a commutation with one of its derivative counterparties (the “Counterparty”) to commute: (1) exposure to a directly insured tranche of an extremely distressed CDO of ABS transaction (the “CDO of ABS transaction”), for which we had expected to pay claims on substantially all of the $450.2 million net par that was outstanding at the time of the commutation; and (2) credit protection through CDS on six directly insured TruPs CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation (the “Terminated TruPs CDOs”). In consideration for these commutations, Radian Asset Assurance paid $210.0 million, a significant portion of which (the “LPV Initial Capital”) was deposited with a limited purpose vehicle (an “LPV”) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”). The commutations described in this paragraph are referred to herein as the “CDO Commutation Transactions.” See Note 6 of Notes to Consolidated Financial Statements for further information regarding the accounting treatment of this transaction under GAAP.

All of the transactions commuted pursuant to the CDO Commutation Transactions were rated below investment grade (“BIG”) internally at the time of the transaction, with $1 billion net par outstanding of the commuted transactions rated B or below internally. In the aggregate, the transactions commuted pursuant to the CDO Commutation Transactions represented approximately 51% of our financial guaranty segment’s aggregate net par outstanding rated B or below internally at the time of the transaction. Following the CDO Commutation Transactions, we no longer have any exposure to CDO of ABS transactions.
CDO Early Terminations. During 2012, CDS counterparties in our financial guaranty business exercised their termination rights with respect to 35 corporate CDOs, a foreign infrastructure CDS and a CDS of an investor-owned utility bond that we insured (collectively, the “CDO Early Terminations”), which further reduced our financial guaranty net par outstanding by $14.6 billion in the aggregate. There was no material impact on our financial statements as a result of these terminations.
    FGIC Commutation. On November 9, 2012, Radian Asset Assurance entered into an agreement with Financial Guaranty Insurance Company (“FGIC”) to commute the remaining $822.2 million of outstanding par reinsured by Radian Asset Assurance from FGIC (the “FGIC Commutation”). This transaction, which closed in January 2013, included the commutation of approximately $195.9 million of Radian Asset Assurance’s $225.3 million in net par outstanding as of December 31, 2012, related to Jefferson County, Alabama sewer warrants, a large distressed public finance credit. Radian Asset Assurance made a commutation payment of approximately $52.4 million as part of this transaction. The amount of the FGIC Commutation payment was determined primarily based on existing loss reserves and unearned premium reserves, and therefore, did not have a material impact on our consolidated financial statements or Radian Asset Assurance’s statutory capital position.
Contingency Reserve Release and Dividends. In the second quarter of 2012, Radian Asset Assurance released $54.5 million of contingency reserves, which benefited Radian Guaranty’s statutory surplus by an equal amount. In July 2012, Radian Asset Assurance paid an ordinary dividend of $54.0 million to Radian Guaranty. In January 2013, $6.7 million of contingency reserves were released due to the FGIC Commutation, and on February 7, 2013, the New York State Department of Financial Services , (the “NYSDFS”) approved the release of an additional $61.1 million of contingency reserves of Radian Asset Assurance resulting from the maturity or termination of financial guaranty policies.
Financial Guaranty Portfolio
Net Par Outstanding
Our aggregate financial guaranty net par outstanding decreased significantly in 2012 from $69.2 billion as of December 31, 2011 to $33.7 billion as of December 31, 2012. We expect our net par outstanding will continue to decrease as our financial guaranty insured portfolio matures, as we proactively seek to reduce our financial guaranty net par outstanding, and as counterparties potentially continue to terminate transactions early in accordance with their rights under such transactions. The reduction in net par outstanding in 2012 was primarily due to the Assured Transaction, the CDO Early Terminations and the CDO Commutation Transactions, as well as the amortization or scheduled maturity of our insured portfolio and prepayments of public finance transactions. On January 9, 2013, the FGIC Commutation was consummated resulting in an additional reduction of $0.8 billion of net par outstanding.

The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim (asset) liability and fair value net (asset) liability as of the dates indicated:

	December 31, 2012
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$6.3	18.7%	$10.0	$0.1
Healthcare and long-term care	3.2	9.5	13.2	0.6
Water/sewer/electric gas and investor-owned utilities	1.8	5.3	27.4	1.1
Education	1.2	3.6	(5.3)	—
Airports/transportation	1.1	3.2	2.0	42.6
Escrowed transactions (5)	1.0	3.0	—	—
Housing	0.1	0.3	0.3	—
Other public finance (6)	0.6	1.8	(12.4)	0.7
Total public finance (7)	15.3	45.4	35.2	45.1
Structured finance:
CDO	17.5	51.9	4.5	126.0
Asset-backed obligations	0.8	2.4	24.6	13.2
Other structured (8)	0.1	0.3	—	—
Total structured finance	18.4	54.6	29.1	139.2
Total	$33.7	100.0%	$64.3	$184.3

	December 31, 2011
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net (Asset) Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$15.8	22.8%	$6.1	$0.3
Healthcare and long-term care	5.4	7.8	17.4	0.7
Water/sewer/electric gas and investor-owned utilities	3.6	5.2	33.9	1.0
Airports/transportation	3.3	4.8	0.4	7.9
Education	2.2	3.2	(13.7)	—
Escrowed transactions (5)	1.4	2.0	—	—
Housing	0.3	0.4	0.4	—
Other Public finance (6)	0.9	1.3	(8.0)	0.9
Total public finance (7)	32.9	47.5	36.5	10.8
Structured finance:
CDO	35.1	50.7	1.5	111.9
Asset-backed obligations	0.9	1.3	22.5	7.9
Other structured (8)	0.3	0.5	—	(1.1)
Total structured finance	36.3	52.5	24.0	118.7
Total	$69.2	100.0%	$60.5	$129.5
__________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

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

(4)	Includes $1.6 billion and $3.0 billion at December 31, 2012 and 2011, respectively, of tax supported revenue bonds.

(5)
Escrowed transactions are legally defeased bond issuances where our financial guaranty policy is not legally extinguished although cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders. Although we have little to no remaining credit risk on these transactions, they remain outstanding for GAAP purposes.

(6)
Represents other types of municipal obligations, including human service providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(7)
Includes $2.9 billion and $3.2 billion at December 31, 2012 and 2011, respectively, of international public finance insured obligations (which includes sovereign debt), of which $105.2 million and $143.8 million at December 31, 2012 and 2011, respectively, which is related to Spain, Italy, Hungary, Portugal, Greece and Ireland (collectively, the “Stressed European Countries”).

(8)
Represents other types of structured finance obligations, including diversified payment rights (“DPRs”), collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

Our international sovereign and sub-sovereign (collectively, “Sovereign”) net par exposure declined 67% from $522.5 million at December 31, 2011 to $171.8 million at December 31, 2012, primarily due to the Assured Transaction and the settlement of our exposure to insured sovereign indebtedness of Greece (consisting of a payment of $23.5 million to settle our remaining exposure) that occurred during the third quarter of 2012, partially offset by a reclassification of certain international indebtedness as sovereign exposure that occurred in 2012. Our net claim liability to sovereign exposures as of December 31, 2012 was $9.0 million, all of which is related to Spain. Substantially all of our sovereign exposure related to Spain is to an infrastructure project for which current payments are being made due to the backing of the province of Valencia, which has requested financial assistance from the Spanish government under a program to assist regions in financial distress. Our sovereign net par exposure to the Stressed European Countries was $91.4 million as of December 31, 2012, of which $47.5 million is related to Spain, $22.5 million is related to Hungary, $20.5 million is related to Italy and $0.9 million is related to Portugal, with no such exposure to Ireland. As discussed above, our sovereign exposure to Greece was settled in full in the third quarter of 2012 and, as a result, our net par sovereign exposure to Greece has been reduced to zero.
In addition to our Sovereign net par exposure, Sovereign obligations represent approximately 0.8% of the collateral in our insured portfolio of corporate CDOs, including 0.1% or less to each of Spain and Hungary, the only Stressed European Countries included within the collateral in our insured portfolio of corporate CDOs.
The following table shows the distribution of our CDO net par outstanding as of December 31, 2012:

	As of December 31, 2012
Asset Class	Total Exposure (Net Par)	% of CDO Net Par Outstanding	% of Total Net Par Outstanding
	(In billions)
Direct CDOs:
Corporate CDOs (1)	$13.8	78.9%	40.9%
CDOs of commercial mortgage-backed securities (“CMBS”)	1.8	10.3	5.3
TruPs	1.1	6.3	3.3
CDOs of collateralized loan obligations (“CLO”) (2)	0.6	3.4	1.8
Total Direct CDOs	17.3	98.9	51.3
Assumed CDOs	0.2	1.1	0.6
Total CDOs	$17.5	100.0%	51.9%
 ___________________

(1)	Includes one CDO comprised of Corporate CDOs with net par outstanding of $31.5 million. This transaction is the only CDO comprised of other CDOs in our directly insured financial guaranty portfolio.

(2)
Consists of two second-to-pay CLOs with net par outstanding of $541.5 million and internal ratings of A+ to BB+ that are both scheduled to mature in 2018 and one directly insured CLO with net par outstanding of $8.1 million that is rated AAA.

The following table summarizes the distribution of our $2.1 billion in second-to-pay exposure net par outstanding between public finance and structured finance and from investment grade and BIG primary obligors as of December 31, 2012:

Second-to-Pay Exposure	Public Finance Net Par Outstanding	% Second-to- Pay	Structured Finance Net Par Outstanding	% Second-to- Pay	Total Net Par Outstanding		% Second-to- Pay
($ in billions)
Investment grade primary obligors	$0.6	28.5%	$0.1	4.8%	$0.7		33.3%
BIG primary obligors:
MBIA Insurance Corporation	0.1	4.8	0.6	28.5	0.7	(1)	33.3
Syncora Guaranty Inc.	0.3	14.3	—	—	0.3	(2)	14.3
Ambac Assurance Corporation	0.2	9.5	—	—	0.2	(3)	9.5
FGIC	0.1	4.8	—	—	0.1	(4)	4.8
Other	0.1	4.8	—	—	0.1	(5)	4.8
Total BIG primary obligors	0.8	38.2	0.6	28.5	1.4		66.7
Total Second-to-Pay	$1.4	66.7%	$0.7	33.3%	$2.1		100.0%
__________________

(1)	$397.8 million or 56.1% of this net par outstanding is related to underlying obligations that are also rated BIG.

(2)	$144.5 million or 38.5% of this net par outstanding is related to underlying obligations that are also rated BIG.

(3)	$8.6 million or 3.6% of this net par outstanding is related to underlying obligations that are also rated BIG.

(4)	All of this net par outstanding is related to underlying obligations that are also rated BIG.

(5)	$15.5 million or 30.9% of this net par outstanding is related to underlying obligations that are also rated BIG.
Approximately $21.0 billion (or 63.8%) of our financial guaranty segment’s outstanding net par as of December 31, 2012 (after giving effect to the FGIC Commutation) remains subject to termination or recapture at the exclusive option of our credit derivative counterparties or our primary reinsurance customers. In 2012, $14.6 billion of our financial guaranty net par exposure was terminated at the option of credit derivative counterparties pursuant to the CDO Early Terminations. We cannot estimate the extent to which our credit derivative counterparties may exercise such rights in 2013 and beyond.

Credit Performance/Credit Quality
The following table provides a break-down by our internal credit ratings of our financial guaranty net par outstanding as of December 31, 2012 and 2011, respectively:

	Net Par Outstanding (1) Rated AAA		Net Par Outstanding (1) Rated Non-AAA Investment Grade		Net Par Outstanding (1) Rated BIG
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
(in billions)	2012	2011	2012	2011	2012	2011
Type of Obligation
Public Finance:
General obligation and other tax supported	$—	$0.1	$5.5	$15.1	$0.8	$0.6
Healthcare and long-term care	0.3	0.4	2.7	4.7	0.2	0.3
Water/sewer electric/gas and investor-owned utilities	0.1	0.1	1.5	3.3	0.2	0.2
Education	—	—	1.2	2.2	—	—
Airports/transportation	0.1	0.1	0.7	2.9	0.3	0.3
Escrowed transactions (2)	1.0	1.4	—	—	—	—
Housing	—	—	0.1	0.3	—	—
Other Public Finance (3)	0.1	0.1	0.5	0.8	—	—
Total Public Finance	1.6	2.2	12.2	29.3	1.5	1.4
Structured Finance:
CDO	13.5	28.7	3.2	4.3	0.8	2.1
Asset-backed obligations	0.1	0.2	0.2	0.3	0.5	0.4
Other structured (4)	—	—	0.1	0.3	—	—
Total Structured Finance	13.6	28.9	3.5	4.9	1.3	2.5
Total	$15.2	$31.1	$15.7	$34.2	$2.8	$3.9

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

(2)
Escrowed transactions are legally defeased bond issuances where our financial guaranty policy is not legally extinguished although cash or securities in an amount sufficient to pay remaining obligations under such bonds have been deposited in an escrow account for the benefit of the bond holders. Although we have little to no remaining credit risk on these transactions, they remain outstanding for GAAP purposes.

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

Notwithstanding the decrease in our financial guaranty net par outstanding in 2012, the ratings distribution of our insured portfolio did not change significantly. In 2012, we experienced only a slight shift from non-AAA investment grade obligations to BIG obligations, which was almost entirely related to our public finance credits.

Public Finance. Our public finance insured portfolio continues to experience some stress from the general economic downturn and slow economic recovery. As of December 31, 2012, our net claim liability for our healthcare and long-term care exposure was $13.2 million. More hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities generally have been experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our net claim liability and loss reserves related to our healthcare and long-term care credits.
As of December 31, 2012, our net claim liability for general obligations and other tax supported credits was $10.0 million. The impact on municipal governments from the most recent economic downturn is becoming more evident. For example, there have been several municipal defaults and bankruptcy filings in 2012, including several bankruptcy filings by municipalities in California. We do not have general obligation exposure to any of the California municipalities that have filed for bankruptcy thus far. As of December 31, 2012, we had $183.0 million of net par exposure ($87.1 million after giving effect to the FGIC Commutation) to general obligations of California municipalities, all of which are currently rated investment grade.
We expect the negative trend in the public finance sector to continue through at least the end of 2013 and possibly into future years, due to the slow economic recovery, federal funding reductions, expected Medicare cuts and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate, as discussed below). We expect these collective factors to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. We may continue to experience further credit deterioration and municipal defaults in our government-related insured credits, which could require increases in our net claim liability with respect to these credits.
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
We have reinsured several primary financial guaranty insurers’ obligations with respect to $225.3 million in net par outstanding at December 31, 2012, related to Jefferson County, Alabama sewer warrants. The FGIC Commutation commuted $195.9 million of this net par exposure. After giving effect to the FGIC Commutation, we do not expect to have a material net claim liability related to these sewer warrants.
As of December 31, 2012, $100.9 million of our Sovereign net par exposure is rated at least investment grade, while $70.9 million is rated BIG. All of our BIG exposure relates to the Stressed European Countries whose Sovereign obligations have been under particular stress due to economic uncertainty, potential debt restructuring and ratings downgrades. Due to volatile economic conditions and uncertainty, particularly in the Stressed European Countries, we believe that there is significant risk of negative ratings and net claim liability developments in our Sovereign insured credits in the Stressed European Countries over the next few quarters.
Structured Finance. The credit performance of most of the transactions in our financial guaranty structured finance portfolio generally has stabilized or improved during 2012.

The following table sets forth the internal credit ratings assigned to our CDO exposures as of December 31, 2012:

	As of December 31, 2012
Internal Credit Rating (1)	# of CDO Contracts	Net Par Outstanding	% of CDO Net Par Outstanding
		(In billions)
AAA	51	$13.5	77.1%
AA	5	0.9	5.1
A	9	0.8	4.6
BBB	10	1.5	8.6
BIG	8	0.8	4.6
Total	83	$17.5	100.0%
___________________

(1)	Represents our internal ratings estimates. Each rating within a letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+,” “A” and “A-”).
The credit performance of our corporate CDO portfolio continues to improve and we continue to have strong subordination remaining in our corporate CDO transactions. There was only one credit event in this portfolio in 2012.
The following table sets forth the credit ratings of the underlying collateral for our financial guaranty directly insured corporate CDO portfolio as of December 31, 2012:

Credit Ratings (1)	Notional Amount of Underlying Collateral	% of Notional Amount of Underlying Collateral
($ in billions)
AAA	$0.3	0.3%
AA	4.0	3.8
A	22.0	20.8
BBB	48.5	45.8
Total investment grade collateral	74.8	70.7
BB	17.1	16.1
B	6.2	5.9
CCC and below	4.0	3.8
Not Rated	3.7	3.5
Total Non-investment grade collateral	31.0	29.3
Total	$105.8	100.0%
___________________

(1)
Represents the lower of the ratings of the underlying corporate entities as determined by Moody’s Investor Service (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). Each rating within a letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+” “A” and “A-”).

The following table provides information regarding the subordination for our directly insured corporate CDO portfolio as of December 31, 2012, by year of scheduled maturity.

Year of Scheduled Maturity (1)	Number of CDO Contracts/ Policies (2)	Aggregate Net Par Exposure	Initial Average # of Sustainable Credit Events (3)(5)	Current Average # of Sustainable Credit Events (4)(5)	Minimum # of Sustainable Credit Events (5)	Avg. # of Current Remaining Entities in Transaction (6)
		(In billions)
2013	11	$4.7	25.5	20.9	13.4	93
2014	8	3.0	25.4	19.1	6.1	93
2017	15	6.0	26.7	25.6	10.3	99
Total	34	$13.7
___________________

(1)	No directly insured corporate CDO transactions are scheduled to mature in 2015 or 2016. All of our directly insured corporate CDO transactions are scheduled to mature on or before December 31, 2017.

(2)
Does not include our one insured corporate CDO of CDOs with a net par outstanding of $31.5 million, because the payments of principal and interest on this CDO depend on the cash flows actually generated from the CDO’s underlying collateral and the likelihood that we would have to pay a claim is not measurable in terms of sustainable credit events.

(3)	The average number of sustainable credit events at the inception of each transaction. Average amounts presented are simple averages.

(4)	The average number of sustainable credit events determined as of December 31, 2012. Average amounts presented are simple averages.

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

We continue to see stabilization and improved performance across many of the transactions in our directly insured TruPs CDO portfolio. The banking sector continues to face increasing pressure from regulatory compliance costs, limited growth in loan portfolio and reduced earnings from a flattening yield curve. Smaller community banks, which comprise a significant portion of the issuers in our directly insured TruPs CDO portfolio, face these pressures most acutely, due to additional pressure from their lack of economies of scale, limited revenue resources and often undiversified businesses. Notwithstanding these pressures, the collateral fundamentals of the bank issuers within these insured transactions continue to show improved performance. The number of cures of previous defaults and the repayment of interest payments previously deferred on the TruPs collateral has outpaced new initial defaults and interest payment deferrals by the TruPs issuers, which is permissible for up to five years. The insurance company issuers in our TruPs CDO portfolio generally remain stable. As of December 31, 2012, our weighted average rating for our directly insured TruPs bonds improved from BB at December 31, 2011 to BBB- as of December 31, 2012, primarily due to the CDO Commutation Transactions. As of December 31, 2012, $314.4 million of our net par outstanding related to three of the TruPs bonds we insure was rated BIG.
The following table provides additional detail regarding the scheduled maturity, net par outstanding, remaining principal subordination and interest coverage ratio for each of our insured TruPs bonds as of the dates indicated:

TruPs Bond	CDS Termination Date		TruPs CDO Maturity Date	Net Par Outstanding		Subordination after defaults (%)	Subordination after defaults and deferrals (%) (2)		Interest Coverage Ratio (3)
				December 31, 2012		December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
				(In millions)		(1)
1	11/2016	(4)	9/2037	$103.5		48.4%	45.3%	34.5%	374.2%	251.4%
	11/2017	(4)(5)	9/2037	71.2		48.4	45.3	34.5	374.2	251.4
2	12/2016	(4)	3/2037	115.4		41.8	31.6	27.8	300.3	201.2
3	3/2017	(4)(5)	9/2036	96.1		54.3	49.0	44.4	312.6	335.5
4	9/2036		9/2036	153.8		54.3	49.0	44.4	312.6	335.5
	9/2017	(4)(5)	12/2036	67.8		46.4	30.1	29.1	295.5	312.9
5	10/2017	(4)(5)	7/2037	127.7		40.4	32.5	24.7	219.4	107.7
6	1/2033		1/2033	19.1		80.7	76.4	55.2	831.5	320.7
7	9/2033		9/2033	69.4		53.1	42.9	41.8	356.2	351.8
8	12/2033		12/2033	20.9		65.4	58.1	43.2	365.2	364.4
9	10/2034		10/2034	39.7		51.7	38.4	30.9	568.4	454.8
10	6/2036		6/2036	83.8	42.6	42.6	30.0	31.7	324.8	456.1
11	12/2036		12/2036	118.2		50.8	47.6	43.3	682.1	636.5
Total				$1,086.6
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

(3)
Internally generated interest coverage ratio for each TruPs bond equal to the gross interest collections on the TruPs collateral minus transaction expenses as a percentage of the sum of hedge payments and interest payable on the TruPs bond and securities senior to, or ranking equally with, the TruPs bond.

(4)
The transactions with a CDS Termination Date prior to the TruPs CDO Maturity Date provide for automatic annual one-year extensions (absent written notifications from our counterparty) until the TruPs CDO Maturity Date.

(5)
Pursuant to the terms of our CDS contracts covering these TruPs bonds, we could be required to pay our counterparties the outstanding par on our insured TruPs bond on the scheduled termination date of our CDS contract. For more information regarding this potential liquidity risk, see “—Liquidity and Capital Resources.”

Our insured CDO of CMBS transactions experienced mixed performance in 2012. During 2012, the average total delinquencies in the collateral supporting our CDOs of CMBS increased with respect to two of our four CDO of CMBS transactions, was unchanged with respect to one of our transactions and declined with respect to the other CDO of CMBS transaction. Moreover, loss severities have been fairly stable across the CMBS backing these CDOs during 2012. To date, we have experienced insignificant interest shortfalls across some of the CMBS tranches that back our CDOs as a result of reductions in the appraised value of properties that allow servicers to stop making advances for interest, as well as expenses related to the liquidation of certain properties. Although we project that future interest shortfalls will result in reductions of premiums received, we also project that the amounts in all instances will eventually be repaid to us. Our maximum total exposure to interest shortfalls on our CDO of CMBS transactions is limited to the $5.2 million of contractual premium payable to us over the remaining life of the contracts. We do not currently expect to pay net claims on our CDO of CMBS transactions.
The following table provides information regarding attachment points, credit ratings, the underlying CMBS tranches in the collateral pools, subordination and delinquencies in our directly insured CDOs of CMBS exposure as of December 31, 2012:

	CMBS 1	CMBS 2	CMBS 3	CMBS 4	Total
Total Size of CDO Collateral Pool (in billions)	$2.4	$1.9	$1.5	$1.0	$6.8
Net Par Outstanding (in millions)	598.5	450.0	352.5	430.0	1,831.0
Radian Attachment/Detachment Points (1)	5.1% - 30%	6.8% - 30%	6.5% - 30%	7.0% - 50%
Internal Credit Rating	AAA	AAA	AA	BBB-
Number of CMBS Tranches in CDO (2)	30	27	30	40	127
Size of CMBS Tranches in CDO (in millions)	80.0	71.3	49.9	25.0
Original Subordination of CMBS Tranches (3)	20%	30%	13%	13%
Average Remaining Subordination of CMBS Tranches (4)
December 31, 2012	23%	36%	17%	12%
December 31, 2011	22%	36%	16%	13%
Total Delinquencies (Average of Securitizations) (5)
December 31, 2012	8.7%	10.2%	6.2%	10.1%
December 31, 2011	8.7%	9.3%	7.3%	10.0%
___________________

(1)
The “Attachment Point” is the percentage of losses in the collateral pool that must occur before we are obligated to pay claims. The “Detachment Point” is the point where the percentage of losses reaches a level where we cease to have an obligation to pay claims on additional losses. For example, a 7.0% attachment point on a $1 billion collateral pool means that we are not obligated to pay claims until there are $70 million of losses and a 50% detachment point means that our obligation to pay claims for losses ceases when the transaction reaches an aggregate of $500 million of losses.

(2)	Represents the number of CMBS tranches that comprise the collateral pool for the applicable CDOs of CMBS transaction.

(3)	The average subordination at the inception of our participation in the transaction.

(4)	The average remaining subordination after giving effect to both amortization of principal and realized losses.

(5)	Delinquencies reflect the average percentage (of total notional) of the CMBS collateral that is delinquent.

The following table summarizes the results of operations for our financial guaranty segment for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			% Change
($ in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net (loss) income	$(236.9)	$946.1	$(695.4)	n/m	n/m
Net premiums written—insurance	(119.7)	(10.0)	(8.0)	n/m	25.0%
Net premiums earned—insurance	36.6	75.1	86.1	(51.3)%	(12.8)%
Net investment income	51.1	69.8	74.7	(26.8)	(6.6)
Net gains on investments	81.2	76.0	55.9	6.8	36.0
Change in fair value of derivative instruments	(143.7)	629.0	(591.1)	n/m	n/m
Net (losses) gains on other financial instruments	(78.8)	189.4	(163.6)	n/m	n/m
Gain on sale of affiliate	7.7	—	—	n/m	n/m
Other income	0.3	0.2	0.4	50.0	(50.0)
Provision for losses	37.7	2.7	8.4	n/m	(67.9)
Policy acquisition costs	27.7	16.7	17.4	65.9	(4.0)
Other operating expenses	44.2	43.6	50.5	1.4	(13.7)
Interest expense	44.4	47.5	30.1	(6.5)	57.8
Income tax provision (benefit)	37.3	(16.8)	51.5	n/m	n/m
__________________
n/m—not meaningful
Net (Loss) Income. Our financial guaranty segment results for 2012 and 2010 were impacted primarily by realized and unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments. Our credit spread tightened in 2010 and 2012 compared to 2011, when our credit spread widened, resulting in unrealized gains. The net loss for 2012 also was impacted by the CDO Commutation Transactions and by the Assured Transaction, which reduced our pre-tax income by $28.8 million. Our 2011 results were impacted by an income tax benefit compared to an income tax provision in 2012 and an income tax provision in 2010 as a result of our establishment of a valuation allowance in 2010.

The following table shows the impact of the Assured Transaction on our consolidated financial statements in 2012. While Radian Asset Assurance and Radian Guaranty received a statutory capital benefit as a result of this transaction, under GAAP, this transaction resulted in a realized loss, and therefore, a reduction in our retained earnings.

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
Net Premiums Written and Earned.  Net premiums written and earned for 2012 reflect the impact of the Assured Transaction, which resulted in a decrease of $119.8 million and $22.2 million in premiums written and earned, respectively. Net premiums earned for 2012 were positively impacted by a higher amount of refundings than in 2011. Net premiums written and earned for 2011 reflect a significant commutation of reinsurance exposure with one of our primary insurers, which reduced premiums written and accelerated premiums earned.
The following table shows net premiums earned by our financial guaranty segment’s various product lines for the periods indicated:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net premiums earned:
Public finance direct	$43,727	$40,797	$54,734
Public finance reinsurance	13,434	25,942	25,297
Structured direct	1,527	2,093	2,498
Structured reinsurance	173	3,434	3,544
Trade credit reinsurance	—	35	46
Total premiums earned—insurance	58,861	72,301	86,119
Impact of commutations/recaptures	(22,264)	2,829	(17)
Total net premiums earned—insurance	$36,597	$75,130	$86,102
Refundings included in total net premiums earned	$33,985	$27,187	$35,782

Net Investment Income.  Our financial guaranty net investment income decreased during 2012 compared to 2011, and in 2011 compared to 2010, primarily due to a decline in our total investment balance resulting from negative cash flows, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. All three periods include an allocation to the financial guaranty segment of net investment income from Radian Group based on relative GAAP equity for this segment.
Net Gains on Investments.  The components of the net gains on investments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(15.4)	$58.6	$17.9
Net realized gains on sales	96.6	17.4	38.0
Net gains on investments	$81.2	$76.0	$55.9
During 2012, as market prices of our investments strengthened, we made the decision to sell securities in our portfolio. The realized gains from these sales, some of which had previously been unrealized, also increased the respective statutory capital positions of our subsidiaries that held the investments. Net gains on investments for 2011 were impacted by our sale of our investment in a portfolio of tobacco bonds for which we recognized a $32.0 million realized loss in our financial guaranty segment that was more than offset by gains on sales of other securities in our trading portfolio during 2011.
Impact of Radian’s Non-performance Risk on Financial Guaranty Results
Radian Group’s five-year CDS spread is presented below as an illustration of the market’s view of our non-performance risk; the CDS spread used in the valuation of specific liabilities is typically based on the remaining term of the instrument. The non-performance risk is commonly measured by default probability, which lowers as the spread tightens. Radian Group’s five-year CDS spread at December 31, 2012 implies a market view that there is a 47.7% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011 and a 32.0% probability of default at December 31, 2010.

	December 31,
(In basis points)	2012	2011	2010	2009
Radian Group’s five-year CDS spread	913	2,732	465	1,530
The following tables quantify the impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our consolidated balance sheets:

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset)Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related	689.1	509.3	179.8
Total	$787.9	$610.9	$177.0

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related	1,529.7	1,405.3	124.4
Total	$1,992.8	$1,863.3	$129.5
Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads often are not indicative of our ultimate net credit loss payments with respect to these obligations. Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) of claims that we expect to pay or recoveries that we expect to receive on our insured credit derivatives and net VIE liabilities. As illustrated in the table below, expected recoveries for our insured credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of December 31, 2012. This is primarily a result of the impact of the CDO Commutation Transactions, including our expected recovery on the Terminated TruPs CDOs. The estimated fair value of our insured credit derivatives and VIEs is measured as of a specific point in time and is influenced by changes in interest rates, credit spreads, credit ratings and other markets-specific asset-class and transaction-specific conditions, as well as factors that may be unrelated to our obligation to pay future claims. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance, as well as the expected impact of our loss mitigation activities such as commutations. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. In addition, as we have done with other obligations, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of additional gains or losses.
The following table summarizes the fair value amounts related to these instruments reflected on our consolidated balance sheet at December 31, 2012 and the present value of our estimated credit loss recoveries on these instruments. Because the total present value of our estimated credit loss recoveries currently is less than the net fair value liability, we expect the fair value liability, ultimately, to reverse before or at the maturity of these transactions.

(In millions)	Derivatives and VIEs
Balance Sheet
Other invested assets	$78.0
Derivative assets	12.0
Other assets	99.3
Total assets	189.3
Derivative liabilities	266.9
VIE debt - at fair value	99.0
Accounts payable and accrued expenses	0.4
Total liabilities	366.3
Total fair value net liabilities	$177.0
Present value of estimated credit loss payments (recoveries) (1)	$(73.8)
___________________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. In April 2012, as part of the CDO Commutation Transactions, we made a payment with respect to the Terminated TruPs CDOs for which we currently expect a full recovery. There are no significant credit loss payments expected on the remaining fair value derivatives or VIEs, and when combined with the salvage recovery expected on the Terminated TruPs CDOs, this results in an aggregate net recovery as of December 31, 2012. The present value is calculated using a discount rate of approximately 1.6%, which approximates the average investment yield as reported in our most recently filed statutory financial statements.

Change in Fair Value of Derivative Instruments.  The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Net premiums earned—derivatives	$28.7	$41.7	$46.4
Financial Guaranty credit derivatives	(173.6)	598.0	(583.2)
Financial Guaranty VIE derivative	1.2	(10.7)	(14.5)
Put options on CPS	—	—	(39.8)
Change in fair value of derivative instruments	$(143.7)	$629.0	$(591.1)
The results for 2012, 2011 and 2010 were impacted by the change in Radian Group’s five-year CDS spread. Radian Group’s five-year spread tightened by 1,819 basis points in 2012 and by 1,065 basis points in 2010, resulting in unrealized losses, compared to the spread widening by 2,267 basis points during 2011, which resulted in unrealized gains. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments. In addition, the losses experienced during 2012 included the impact of the CDO Commutation Transactions for which we paid an amount in excess of the fair value liability we had recorded as of December 31, 2011.
The large unrealized fair value loss for 2010 also reflects multi-notch downgrades from the rating agencies in one project finance transaction and one CDO of middle market CLO transaction, which resulted in significant widening of the underlying credit risk spread and increased our unrealized losses for these transactions. Slightly offsetting these losses in 2010 were improvements in the underlying credit spreads of our insured Corporate CDOs, CMBS, residential mortgage-backed securities (“RMBS”) and TruPs.
Net (Losses) Gains on Other Financial Instruments.  The components of the (losses) gains on other financial instruments for the periods indicated are as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
(Losses) gains related to change in fair value of Financial Guaranty VIE debt	$(110.4)	$134.0	$(161.8)
Gains related to other Financial Guaranty VIE assets	20.3	21.4	18.3
Gain on the repurchase of long-term debt	14.2	—	2.0
Losses related to CPS VIE	—	—	(22.1)
Foreign currency gain related to the liquidation of a foreign subsidiary	—	39.6	—
Other	(2.9)	(5.6)	—
Net (losses) gains on other financial instruments	$(78.8)	$189.4	$(163.6)
The losses experienced during 2012 were mainly impacted by the loss on the commutation of our CDO of ABS, for which we paid an amount in excess of the fair value liability that we had recorded previously. The results for 2012 and 2011 were also impacted by gains and losses on financial guaranty VIE debt that resulted from the movement of Radian Group’s five-year CDS spread (discussed above) and include an allocation to the financial guaranty segment of the gain on the repurchase of our 2013 Notes. Also impacting the results for 2011 were foreign currency translation gains resulting from our liquidation of a foreign subsidiary. During 2010, our CDS spread tightened and credit spreads on our insured corporate CDOs widened, which resulted in unrealized losses.
Gain on Sale of Affiliate. The results for 2012 reflect the gain on the sale of the FG Insurance Shell, which was completed in the second quarter of 2012 as part of the Assured Transaction.

Provision for Losses. The provision for losses increased for 2012 due to loss developments in our public finance business, claim payments related to our exposure to insured sovereign indebtedness of Greece in our public finance reinsurance business and increased loss severity in our structured finance business. During 2011, we reduced reserves as a result of a decrease in loss estimates on specific credits in all lines of business, which resulted in a decrease in the provision for losses. The majority of the decrease in 2011 compared to 2010 was attributable to a reduction in reserves related to one of our assumed public finance credits due to our determination that there was a higher probability of a negotiated resolution. For 2011, there was also a reduction in incurred losses as a result of a significant commutation of reinsurance exposure with one of our primary insurers.
The following table shows financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Total claims paid	$34,338	$11,427	$65,123

	As of December 31,
(In thousands)	2012	2011	2010
Total reserve for losses	$66,328	$63,002	$71,764
We paid $23.5 million to settle our obligation related to our exposure to insured sovereign indebtedness of Greece in 2012.
Policy Acquisition Costs.  Policy acquisition costs for 2012 increased from the comparable period of 2011, reflecting the $15.7 million write-off of acquisition costs as a result of the Assured Transaction during 2012. Policy acquisition costs for 2011 included a write-off of policy acquisition costs related to a significant commutation of reinsurance exposure with one of our primary insurers.
Other Operating Expenses.  Other operating expenses for 2012 increased slightly compared to 2011. The decrease in other operating expenses for 2011 compared to 2010 resulted from a decrease in employee and director compensation associated with our stock-based compensation programs and a decrease in audit and legal fees.
Interest Expense.  The results for 2012, 2011 and 2010 reflect an allocation to the financial guaranty segment of the interest expense of Radian Group based on relative GAAP equity. The 2011 amount reflects an increase in interest expense from 2010 resulting from the issuance of $450 million in convertible debt in 2010.
Income Tax Provision (Benefit).  The effective tax rate on our pre-tax operating loss was (18.7%) for the year ended December 31, 2012, a change from (1.8%) on our pre-tax operating income for the year ended December 31, 2011. The movement in the rate was primarily due to changes in our overall valuation allowance. The effective tax rate on our pre-tax operating loss in 2010 was (8.0%), which was mainly impacted by the initial establishment of a valuation allowance.

Results of Operations—Financial Services
As of January 1, 2011, we no longer have a financial services segment. The following table shows a summary of the results of operations for our financial services segment prior to January 1, 2011:

Year Ended December 31,
(In millions)	2010
Equity in net income of affiliates—Sherman	$14.6
Gain on sale of affiliate—Sherman	34.8
Net income	32.7
See “Part I. Item 1. Business—Financial Services” above for more information regarding this prior segment.

Contractual Obligations and Commitments
We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.
The following table summarizes certain of our contractual obligations and commitments, including our expected claim payments on insurance policies, as of December 31, 2012 (after giving effect to the Exchange Offer described below), and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the narrative following the table and in the Notes to Consolidated Financial Statements that are referenced in the table.

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Uncertain
Long-term debt obligations (principal and interest) (Note 13)	$908,145	$115,244	$114,626	$678,275	$—	$—
Operating lease obligations (Note 19)	43,141	12,863	22,881	7,397	—	—
NIMS	15,019	67	8,832	315	5,805	—
Derivative instruments and VIEs (1)	(73,842)	1,678	846	(8)	(76,358)	—
Reserve for losses and LAE (Note 10) (2)	3,149,936	967,882	2,194,578	7,878	(20,368)	(34)
Unrecognized tax benefits (Note 15)	167,015	—	—	—	—	167,015	(3)
Total	$4,209,414	$1,097,734	$2,341,763	$693,857	$(90,921)	$166,981
 __________________

(1)	Amounts represent management’s estimate of credit loss payments (recoveries) related to these transactions as described in “Results of Operations—Financial Guaranty” above.

(2)
Our reserve for losses and LAE reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses.” The payments due by period are based on management’s estimates and assume that all of the loss reserves included in the table will result in claim payments, net of expected recoveries. Included in the uncertain category is $13.6 million of unearned premium reserves, which are included in our reserve for losses and LAE. Negative amounts presented are primarily related to expected recoveries on our financial guaranty transactions.

(3)	The timing of these potential payments is uncertain given the nature of the obligations.
On January 4, 2013, Radian Group completed an offer to exchange its outstanding 5.375% Senior Notes due June 15, 2015 for a new series of 9.000% Senior Notes due June 15, 2017 and additional cash consideration in certain circumstances for purposes of improving its debt maturity profile. See “Liquidity and Capital Resources—Radian Group Short Term Liquidity Needs—Exchange of 2015 Debt” below.
Other Contractual Obligations and Commitments
In addition to the contractual obligations set forth in the table above, we have the following contractual obligations and commitments.
Investment Commitments. As part of the non-investment grade component of our investment portfolio, we had unfunded commitments of $9.5 million at December 31, 2012, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
GSE Approvals. In February 2012, the GSEs each approved RMAI to write new mortgage insurance in certain RBC States, subject to certain terms and conditions. Pursuant to the GSE Approvals, Radian Group will be required to make a $50 million capital contribution to Radian Guaranty upon Radian Guaranty’s breach of a Statutory RBC Requirement such that the use of RMAI is required to continue to write new business in the applicable RBC State. In addition, the GSE Approvals are conditioned upon our compliance with a broad range of conditions and restrictions. See “Business—Regulation—State Regulation—Risk-to-Capital.”

Affiliate Guaranty/Indemnification Agreements. We and certain of our subsidiaries have entered into the following intercompany guarantees:

•
Radian Guaranty and RMAI are parties to a cross-guaranty agreement. This agreement provides that if either party fails to make a payment to a policyholder, then the other party will step in and make the payment. The obligations of both parties are unconditional and irrevocable; however, no payments may be made without prior approval by the insurance regulatory authority of the payor’s state of domicile.

•
Radian Guaranty has agreed to maintain Radian Insurance Inc.’s (“Radian Insurance”) tangible net worth at a minimum of $30 million and to cause Radian Insurance to at all times have sufficient liquidity to meet its current obligations, pursuant to a Net Worth and Liquidity Maintenance Agreement (“NWLMA”) between the two companies.

•
Radian Group has agreed to guarantee, up to a maximum amount of $300 million, Radian Guaranty’s obligations to Radian Insurance under the NWLMA in the event that Radian Guaranty is not able to or permitted by the Pennsylvania Insurance Department to perform under the agreement.

•
Radian Group and Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”), a subsidiary of Radian Guaranty, are parties to a guaranty agreement in which Radian Group has agreed for the benefit of Radian Mortgage Insurance’s creditors to make funds available on demand for the full and complete payment of all due but unpaid liabilities.

•
Radian Group and RMAI are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to RMAI to ensure that RMAI has a minimum of $5 million of statutory surplus every calendar quarter. RMAI had $18.5 million of statutory capital and no RIF exposure as of December 31, 2012.

•
To allow our mortgage insurance customers to comply with applicable securities regulations for issuers of ABS (including MBS), we have been required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in these transactions; or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty with approximately $152.5 million of remaining credit exposure.

•
The Internal Revenue Service (“IRS”) examined Radian Group’s U.S. Consolidated federal income tax returns for tax years 2000 through 2007, which include Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”). We are currently contesting proposed adjustments resulting from the IRS examination of these tax years, which if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. Effective December 2011, Radian Group and CMAC of Texas entered into an Assumption and Indemnification Agreement with regard to these proposed adjustments. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by CMAC of Texas. This indemnification was in lieu of an immediate capital contribution that otherwise would have been needed from Radian Group to CMAC of Texas, based on an estimate for this potential liability, in order for CMAC of Texas to maintain its minimum statutory surplus requirements. We can provide no assurance regarding the outcome of this IRS matter, which is likely to take several years in order to resolve. Additionally, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above. See “Part I. Item 1A. Risk Factors—The IRS is examining our tax returns for the years 2000 through 2007.”

•
On March 1, 2011, our subsidiary, Enhance Financial Services Group Inc. (“EFSG”), sold its 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This holding company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although EFSG wrote off its entire interest in this company in 2005 and has sold its ownership interest, under Brazilian law, it is possible that EFSG could become liable for its proportionate share of the liabilities of the company related to the period in which EFSG was a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. EFSG’s share of the liabilities of the company attributable to this period was approximately $103.4 million as of December 31, 2010, the date of the most recent financial information available to us.

In addition to the foregoing, we use reinsurance from affiliated companies to allow Radian Guaranty to remain in compliance with insurance regulations that limit the amount of risk that a mortgage insurance company may retain on a single loan to 25% of the indebtedness of the insured. In addition, in the fourth quarter of 2012, Radian Guaranty, to improve its capital position, entered into an excess-of-loss reinsurance transaction with Radian Mortgage Insurance under which Radian Guaranty transferred approximately $2.5 billion of RIF to Radian Mortgage Insurance. In 2011 and 2010, Radian Guaranty entered into similar excess-of-loss reinsurance agreements with Radian Insurance under which Radian Guaranty initially transferred a total of approximately $6.1 billion of RIF to Radian Insurance. The pools of loans that have been reinsured by Radian Mortgage Insurance and Radian Insurance generally consist of recently underwritten fixed-rate, prime, high FICO loans. As of December 31, 2012, the remaining RIF under all of these reinsurance agreements was $6.3 billion.
Off-Balance Sheet Arrangements
As a provider of credit enhancement, we have provided credit protection directly on VIEs. All VIEs must be evaluated for consolidation in accordance with the accounting standard regarding consolidation of VIEs. VIEs are entities, including corporations, trusts or partnerships, in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance the VIE’s activities without additional subordinated financial support.
VIEs may also be used to create securities with a specific risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. Our interests in VIEs may be accounted for as insurance contracts, financial guaranty derivatives or, in some cases, as consolidated VIEs, which are described more fully below. For insurance contracts with VIEs that we do not consolidate, we estimate reserves for losses and LAE, and for derivative interests in VIEs that we do not consolidate, we estimate changes in the fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. We do not record the underlying assets or liabilities of the VIEs on our balance sheets unless we are the primary beneficiary of the VIE.
Smart Home
In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages. These reinsurance transactions, through the use of VIE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home reinsurance transactions. We exercised our option to terminate two of these transactions in March 2011, with a total RIF of approximately $41 million. In 2012, we terminated one of the remaining Smart Home transactions (which otherwise would have matured in November 2012) with RIF of approximately $243 million. The final remaining Smart Home transaction is scheduled to mature in May 2013. Details of this transaction as of the initial closing date and as of December 31, 2012, are as follows:

	Initial	As of December 31, 2012
Pool of mortgages (par value)	$5.9 billion	$1.6 billion
RIF (par value)	$1.4 billion	$0.4 billion
Notes sold to investors/risk ceded (principal amount)	$229 million	$143 million

Each transaction began with the formation of an unaffiliated, offshore reinsurance company. We then entered into an agreement with the Smart Home reinsurer to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans. Each class of notes relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We do not hold any of the credit-linked notes issued as part of this structure; therefore, we have no significant variable interests in the structures and are not required to consolidate them under this standard.
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
As of December 31, 2011, the amount of short-term investments and our maximum exposure for this VIE were $150 million. The maximum exposure was based on our carrying amounts of the investments. The amount of income and expense associated with these trusts was immaterial during 2012 and 2011.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) the repayment of $79.4 million of principal amount remaining of our 2013 Notes (which was repaid at maturity on February 15, 2013); (iv) capital support for our mortgage insurance subsidiaries; and (v) the payment of dividends on our common stock.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, as discussed below. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of operating losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.
Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $375.6 million at December 31, 2012, prior to the repayment of the 2013 Notes on February 15, 2013.
We expect to fund Radian Group’s short-term liquidity needs with: (i) existing cash and marketable securities; and (ii) cash received under the expense-sharing arrangements with our subsidiaries. In light of Radian Group’s long- and short-term needs, we are considering various options to increase our capital and liquidity position, such as incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all.
At December 31, 2012, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will have the ability to hold the securities until recovery or maturity.

Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $63.2 million. For the same period, payments of interest on our long-term debt are expected to be approximately $35.9 million. These amounts are expected to be fully reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSE Approvals, the consent of the GSEs is required to modify or amend the expense-sharing agreements. Approximately $39.4 million of future expected corporate expenses and interest payments (approximately $15.3 million relates to payments anticipated to be made in the next 12 months) have been accrued for and paid by certain subsidiaries to Radian Group as of December 31, 2012, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of December 31, 2012 include these amounts. A portion of these expenses (approximately $29.4 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group.
In addition, under the Fannie Mae approval for RMAI to write new mortgage insurance business in any RBC State where Radian Guaranty would be prohibited from writing new business if it were not in compliance with the state’s Statutory RBC Requirement without a waiver or other similar relief, Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or RMAI to Radian Group pursuant to the terms of the expense-sharing arrangements among these entities. Pursuant to the terms of our expense-sharing arrangements, interest expense payments from Radian Guaranty or RMAI to Radian Group for the next twelve months are not expected to be significant.
Exchange of 2015 Debt. On December 3, 2012, Radian Group commenced an offer to eligible holders to exchange any and all of its outstanding 5.375% Senior Notes due June 15, 2015 (the “Old Notes”) for a new series of 9.000% Senior Notes due June 15, 2017 (the “New Notes”) and additional cash consideration in certain circumstances (the “Exchange Offer”) for purposes of improving its debt maturity profile. The total exchange consideration received by tendering eligible holders of the Old Notes consisted of: (i) an equal principal amount of New Notes for each $1,000 principal amount of outstanding Old Notes tendered and accepted; and  (ii) an early participation payment of $25.00 in cash for each $1,000 principal amount of Old Notes tendered and accepted, paid only to eligible holders who tendered their Old Notes on or before December 14, 2012. In addition, eligible holders whose Old Notes were accepted for exchange, received a cash payment representing accrued and unpaid interest for such Old Notes from December 15, 2012, the most recent payment date for interest on the Old Notes to, but not including, the settlement date, January 4, 2013. The Exchange Offer expired on December 31, 2012. Of the $250 million aggregate principal amount of Old Notes that was outstanding as of December 3, 2012, an aggregate principal amount of $195.2 million was validly tendered. On January 4, 2013, we delivered in exchange for the Old Notes tendered in the Exchange Offer, an aggregate principal amount of $195.2 million of New Notes, as well as $0.6 million in accrued and unpaid interest on the exchanged Old Notes. In accordance with the terms of the Exchange Offer, we also paid additional aggregate cash consideration of $4.9 million in respect of $195.2 million aggregate principal amount of Old Notes tendered before December 14, 2012.
Capital Support for Subsidiaries.  In light of operating losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty’s ability to continue writing mortgage insurance in those states that impose certain risk-based capital requirements. Radian Group also may be required to make equity contributions to Radian Guaranty under the GSE Approvals. Radian Guaranty’s risk-to-capital ratio was approximately 20.8 to 1 as of December 31, 2012.

We intend to maintain Radian Guaranty’s risk-to-capital below 25 to 1 throughout 2013, including if necessary, by making contributions to Radian Guaranty from Radian Group’s remaining available liquidity. Based on our current projections, in the absence of these contributions or other risk-to-capital support, we anticipate that Radian Guaranty will exceed the 25 to 1 risk-to-capital ratio requirement during 2013. In some of the RBC States, Radian Guaranty is required to maintain a minimum policyholder position (previously defined as the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of an RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty had exceeded the MPP Requirement in two states as of December 31, 2012. Each of these RBC States has issued to Radian Guaranty a waiver of its MPP Requirement that allows Radian Guaranty to continue writing new business in these states regardless of whether the MPP Requirement has been met. One of the waivers expires at the end of 2013 and the other has no prescribed expiration date but could be revoked at any time. See “Part II. Item 1A. Risk Factors—Losses in our mortgage insurance and financial guaranty businesses have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital ratio; additional losses in these businesses, without a corresponding increase in new capital or capital relief, would further negatively impact this ratio, which could limit Radian Guaranty’s ability to write new insurance and increase restrictions and requirements placed on Radian Guaranty.”
Radian Group also could be required to provide capital support for Radian Guaranty and our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty have operated at or near minimum capital levels and have required, and in the future may again require, additional capital contributions from Radian Group.
Radian Group and CMAC of Texas are parties to an Assumption and Indemnification Agreement with regard to certain proposed tax adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by CMAC of Texas. This indemnification agreement was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise may have been required as a result of our remeasurement of uncertain tax positions related to these residual interests. We can provide no assurance regarding the outcome of this IRS matter, which is likely to take several years in order to resolve. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above. See “Part I. Item 1A. Risk Factors—The IRS is examining our tax returns for the years 2000 through 2007.”
Dividends.  Our quarterly common stock dividend is $0.0025 per share and, based on our current outstanding common stock, we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2012, our capital surplus was $734.8 million, representing our dividend limitation under Delaware law.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that we expect to make during the next twelve months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSE Approvals, the consent of the GSEs is required to modify or amend the tax-sharing agreement.

Radian Group—Long-Term Liquidity Needs
After giving effect to the exchange of a portion of our long-term debt maturing in 2015, which settled in January 2013, our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including $54.8 million of outstanding debt due in 2015, $195.2 million of outstanding debt due in June 2017 and an additional $450 million of convertible debt due in November 2017; (ii) additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the U.S. Department of the Treasury resulting from the examination of our 2000 through 2007 federal tax returns by the IRS. We regularly consider various measures to improve our capital and liquidity position, as well as our debt maturity profile. We have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions, which may or may not occur, will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
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
In light of Radian Group’s long- and short-term needs, we are considering various options to increase our capital and liquidity position, such as incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all. Accordingly, we expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under expense-sharing arrangements with our subsidiaries; (iv) the potential sale of assets; and (v) dividends from our subsidiaries, to the extent available. See “Part I. Item 1A. Risk Factors—Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
Mortgage Insurance
As of December 31, 2012, our mortgage insurance segment maintained claims paying resources of $4.3 billion (which includes contingency reserves, policyholders’ surplus, unearned premium reserves and loss reserves), including the statutory surplus of Radian Asset Assurance of $1.1 billion.
The principal demands for liquidity in our mortgage insurance business include the payment of claims and loss mitigation transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business are capital contributions from Radian Group, insurance premiums, net investment income, and cash dividends from Radian Asset Assurance. Our mortgage insurance business has incurred significant losses over the past five years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. Current and projected shortfalls are expected to be funded from sales of marketable securities held by our mortgage insurance subsidiaries and from maturing fixed-income investments.
The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory capital of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory capital could also reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the NYSDFS.

Freddie Mac Approval
Pursuant to the approval by Freddie Mac of RMAI as a special purpose mortgage insurer (the “Freddie Mac Approval”), Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty, as defined in the Freddie Mac Approval, are at least $700 million throughout the term of the approval. As defined in the Freddie Mac Approval, “Liquid Assets” are equal to the sum of: (i) aggregate cash and cash equivalents; and (ii) the fair market value of the following investments: (a) RMBS guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association; (b) securities rated single A or higher by either Moody’s, S&P or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of December 31, 2012, Radian Guaranty’s Liquid Assets under the Freddie Mac Approval were approximately $868.9 million. Radian Guaranty maintains significant additional liquid investments that may be converted into Liquid Assets to ensure ongoing compliance with the Freddie Mac Approval and we expect to continue to remain in compliance with the Liquid Asset requirement of the Freddie Mac Approval.
Financial Guaranty
As of December 31, 2012, Radian Asset Assurance maintained claims paying resources of $1.8 billion, including statutory surplus of approximately $1.1 billion. In July 2012, Radian Asset Assurance paid an ordinary dividend of $54.0 million to Radian Guaranty. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $35.0 million to Radian Guaranty in the third quarter of 2013.
The principal demands for liquidity in our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes and dividends to Radian Guaranty.
Radian Asset Assurance could be required under certain circumstances to pay its counterparty the outstanding par amount with respect to up to four of the insured TruPs bonds (a “liquidity claim”), which Radian Asset Assurance then would have the right to recover to the extent amounts are subsequently paid in respect of the relevant TruPs bonds. A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The current termination dates of these CDS contracts occur in 2017, but will automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDO) unless terminated by the Counterparty. If Radian Asset Assurance were required to pay a liquidity claim, the Counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. Although there can be no assurance, we do not currently expect a liquidity claim to occur. At December 31, 2012, the net par outstanding of the insured TruPs bonds potentially subject to a liquidity claim was $362.9 million. These bonds had a weighted average rating of BB. In addition, four of the Terminated TruPs CDOs commuted pursuant to the CDO Commutation Transactions had this liquidity claim feature. Although Radian Asset Assurance is no longer directly obligated to pay a liquidity claim for these terminated transactions, the CDS entered into by the LPV with the Counterparty (the “Residual CDS”) includes provisions that provide the Counterparty with substantially the same economic rights upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance. Consequently, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance’s projected and actual salvage recovery from the LPV, which as of December 31, 2012, was approximately $76.3 million, may be materially reduced or eliminated.
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

Reconciliation of Consolidated Net (Loss) Income to Cash Used in Operations
The following table reconciles consolidated net (loss) income to cash used in operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net (loss) income	$(451,468)	$302,150	$(1,805,867)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net losses (gains) on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	41,409	(1,022,699)	630,539
Net payments related to derivative contracts and VIE debt (1)	(8,213)	(119,888)	(291,936)
Equity in loss (earnings) of affiliates	13	(65)	(14,668)
Distributions from affiliate (1)	92	—	29,498
Gain on sale of affiliate	(7,708)	—	(34,815)
Net cash (paid) received for commutations, terminations, and recaptures (1)	(240,110)	(92,599)	85,657
Commutation-related charges	36,500	—	—
Deferred tax provision	6,000	6,758	381,408
Depreciation and amortization, net	72,389	63,120	39,789
Change in:
Unearned premiums	82,910	(46,665)	(136,291)
Deferred policy acquisition costs	25,504	8,420	11,949
Reinsurance recoverables	66,385	86,047	58,266
Reserve for losses and LAE	(161,114)	(194,486)	252,908
PDR	41	(7,092)	(14,621)
Other assets	7,706	65,388	(34,405)
Accounts payable and accrued expenses	19,164	53,836	(20,014)
Cash flows used in operations	$(510,500)	$(897,775)	$(862,603)
_____________

(1)	Cash item.
 Cash flows used in operating activities decreased for 2012 compared to 2011, primarily as a result of a reduction in mortgage insurance claims paid partially offset by increased payments for commutations, terminations and recaptures in 2012. During 2010, we received net cash from these transactions due to the termination of several captive arrangements.
Stockholders’ Equity
Stockholders’ equity was $0.7 billion at December 31, 2012, compared to $1.2 billion at December 31, 2011. The decrease in stockholders’ equity resulted primarily from our net loss of $451.5 million for 2012.

Ratings
Radian Group and our principal operating subsidiaries have been assigned the ratings provided in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, historically, they also have been a significant factor in determining Radian Guaranty’s eligibility with the GSEs. See “Part I. Item 1A. Risk Factors—We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise” and “Our current credit ratings and the insurance financial strength ratings assigned to our mortgage insurance or financial guaranty subsidiaries could weaken our competitive position.”

	MOODY’S (1)	S&P (2)
Radian Group	Caa2	CCC+
Radian Guaranty	Ba3	B-
Radian Insurance	(3)	(3)
RMAI	Ba3	B-
Radian Asset Assurance	Ba1	B+
___________________

(1)	Moody’s outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(2)	S&P’s outlook for Radian Group and all our rated insurance subsidiaries is currently Negative.

(3)	Not currently rated.

Critical Accounting Policies
Securities and Exchange Commission guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements is set forth below.
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
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty, as has existed for the last several years. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.

Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures for an agreed upon payment, or payments, often at an amount less than the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured or reinsured policy generally are eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures or other negotiated terminations, which may result in differences in the accounting between transactions, or between the statutory financial statements of our insurance subsidiaries and our financial statements presented on a GAAP basis.
Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”), which is also impacted by claim curtailments. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates at a given point in time, we arrive at our estimate of loss reserves as of that time.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are increased as defaulted loans age, because they are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates. However, in the current environment in which many foreclosures have been delayed, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer and for defaults related to previously rescinded policies and denied claims, which we estimate will be reinstated and subsequently paid. We generally give the insured up to 90 days to rebut our decision to rescind coverage before we consider a policy to be rescinded and remove it from our default inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to ultimately be resubmitted as a perfected claim and paid. Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers, our insureds have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
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

For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alt-A or Subprime), type of insurance (i.e., primary or pool), policy origination year, loss position (i.e., with or without a deductible) and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. In recent years, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, reflecting the poor underwriting periods of 2005 through 2008. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Senior management regularly reviews the modeled frequency, rescission, denial and severity estimates, which are based on historical trends as described. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management may take such items into consideration in setting reserve levels.
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 47% at December 31, 2012, compared to 43% at December 31, 2011. The increase from December 31, 2011 to December 31, 2012 was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our default inventory as of December 31, 2012. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of December 31, 2012, our aggregate weighted average default to claim rate estimate excluding pending claims, net of our estimate for insurance rescissions and claim denials, was 39% and ranged from 20% for insured loans that had missed two to three monthly payments to 46% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.
We expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio. The percentage of defaults associated with our defaulted loans originated in 2005 through 2008 as a percentage of total defaults was 75.0% and 76.2% at December 31, 2012 and 2011, respectively. The elevated levels in the rate of rescissions and denials since 2009 have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, including negotiated settlements, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory include an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted (in the case of previously denied claims.
We considered the sensitivity of first-lien loss reserve estimates at December 31, 2012 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at December 31, 2012), we estimated that our loss reserves would change by approximately $87 million at December 31, 2012. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at December 31, 2012), we estimated that our loss reserves would change by approximately $5 million at December 31, 2012. For every one percentage point change in our overall default to claim rate (which we estimate to be 47% at December 31, 2012, including our assumptions related to rescissions and denials), we estimated a $55 million change in our loss reserves at December 31, 2012.

Financial Guaranty
In our financial guaranty segment, we recognize a net claim liability on our non-derivative transactions prior to an event of default (insured event) when there is evidence that credit deterioration has occurred for a particular policy and that the present value of the expected claim loss exceeds the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under, or in connection with, the policy. In measuring the net claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of various possible outcomes, including potential settlements or commutations, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer and based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we use information provided by the ceding company, as well as our specific knowledge of the credit for determining expected loss.
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
There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment grade internal ratings, denoting nominal to moderate credit risk. However, net claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, should our financial guaranty risk management group disagree with the risk rating assigned by the ceding company, we may assign our own risk rating rather than use the risk rating assigned by the ceding company.
Reserve for Premium Deficiency (PDR)
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
For our mortgage insurance business, we group our mortgage insurance products into two products: first-lien and second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of December 31, 2012, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will remain consistent for the next three months with those rates observed during 2012, and then gradually return to normal historical levels over the subsequent three years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2012 or December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 1.98% and 2.62% as of December 31, 2012 and 2011, respectively. Expected losses are based on an assumed paid claim rate of approximately 11.7% on our total first-lien insurance portfolio (6.6% on performing loans and 46.8% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased from 11.7% to approximately 14.5%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.

For our second-lien insurance business, we project future premiums and losses for this business using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our pre-tax investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections.
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
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our consolidated statements of operations in the period in which the transaction occurs.
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (i) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (ii) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. We adopted this standard effective January 1, 2012. The adoption of this update did not have a significant impact on our fair value measurements. Additional disclosures regarding unobservable market inputs related to our Level III instruments required under this update are presented in Note 5 of Notes to Consolidated Financial Statements.
When determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk. Our CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default. As our CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities with a corresponding impact on our results of operations.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At December 31, 2012, our total Level III assets were approximately 4.1% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
Available for sale securities, trading securities, VIE debt, derivative instruments and certain other assets are recorded at fair value as described in Note 5 of Notes to Consolidated Financial Statements. All derivative instruments and contracts are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments and certain other assets are included in our consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income (loss).
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
State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market and market-like observations. Evaluation models are used, which incorporate bond structure, yield curve, credit spreads and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.
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
RMBS—The fair value of RMBS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
CMBS—The fair value of CMBS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.

CDO—These securities are categorized in Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
Other ABS—The fair value of other ABS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
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
Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy, as observable market data are readily available. A small number of our equity securities, however, are categorized in Level III of the fair value hierarchy due to a lack of market-based transaction data or the use of model-based evaluations.
Other investments—These securities primarily consist of deposit investments and short-term certificates of deposit, which are categorized in Level II and Level III of the fair value hierarchy, and a guaranteed investment contract held by one of our consolidated VIEs, which is categorized in Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
We are responsible for the determination of the value of all investments carried at fair value and the supporting methodologies and assumptions. To assist us in this responsibility, we utilize independent third-party valuation service providers to gather, analyze and interpret market information and estimate fair values based upon relevant methodologies and assumptions for various asset classes and individual securities. We perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes: (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services’ valuations to other independent sources; (iii) a review of month to month price fluctuations; and (iv) a comparison of actual purchase and sale transactions with valuations received from third parties. These processes are designed to ensure that our investment values are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value.
Derivative Instruments and Related VIE Assets/Liabilities
We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In determining an exit market, we consider the fact that most of our derivative contracts are unconditional and irrevocable and contractually prohibit us from transferring them to other capital market participants. Accordingly, there is no principal market for such highly structured insured credit derivatives. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants include other monoline mortgage and financial guaranty insurers with similar credit quality to us, as if the risk of loss on these contracts could be transferred to these other mortgage and financial guaranty insurance and reinsurance companies. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates.
We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and more relevant inputs or projections become available and would represent the view of a typical market participant, we change to an approach that is based on that more relevant available information. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, in which very few, if any, contracts are being traded or originated.

Our derivative liabilities valuation methodology incorporates our own non-performance risk by including our observable CDS spread as an input into the determination of the fair value of our derivative liabilities. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange or negotiated termination. Our derivative liability valuation is not counterparty specific and is intended to estimate the average exchange price between typical participants. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts or negotiated terminations. In a negotiated termination, certain factors unique to the counterparty may have a greater impact on the amount exchanged than in an estimated fair value amount between typical market participants and another market participant could have materially different views given the level of judgment associated with the valuation.
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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default; and (2) 80% of the aggregate net par outstanding of our corporate CDO transactions (as of December 31, 2012) provide our counterparties with the right to terminate these transactions. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of December 31, 2012, 37% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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

Defining the Equivalent-Risk Tranche—Direct observations of fair premium amounts for our transactions are not available because these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, CDS on tranches of a standardized index (the “CDX index”) are widely traded and observable and provide relevant market data for determining the fair premium amount of our transactions, as described more fully below.
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
The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the risk-neutral model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the risk-neutral modeling approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread and the default probability of the transaction is determined as described above under “Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 32% of our corporate CDO contracts as of December 31, 2012 are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.

Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 87% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of December 31, 2012, 34% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
TruPs CDOs and TruPs-Related VIE Liabilities—Our TruPs transactions are CDS on CDOs where the collateral consists primarily of deeply subordinated securities issued by banks, insurance companies, real estate investment trusts and other financial institutions whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each CDO. To determine fair value for these transactions, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation. The present value of the expected cash flows to the TruPs transaction is then determined using a discount rate derived from the observed market pricing for a TruPs transaction with similar characteristics. The present value of the insured cash flows is determined using a discount rate that is equal to our CDS rate plus a risk-free rate.
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
We consolidate this VIE and record the VIE’s assets and liabilities at fair value. To determine fair value for the VIE liabilities, we use a discounted cash flow valuation approach that captures the credit characteristics of each transaction. We estimate projected claims based on our internal credit analysis, which is based on the current performance of each underlying reference obligation.
CDOs of ABS, including Related VIE Liabilities—The fair value amounts for our CDOs of ABS transactions are derived using standard market indices and discounted cash flows, to the extent expected losses can be estimated.
Fair value for our CDO of ABS transaction was estimated using a discounted cash flow analysis. We estimated cash flows for the transaction based on our internal credit analysis, which was based on the current performance of each security. The estimated fair value of the underlying collateral securities was determined using either observed market transactions, including broker-dealer quotes and actual trade activity on similar bonds, or expected cash flows discounted using the yield observed on similar bonds. The present value of the insured cash flows (which represented the VIE debt) was determined using a risk-free rate that is applied to the cash flows adjusted for Radian’s non-performance risk.

Prior to the termination of the contract in the second quarter of 2012, the VIE debt and derivative liability within our CDO of ABS transaction were consolidated and categorized in Level III of the fair value hierarchy. The fair value of the VIE debt and other liabilities exceeded the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporated a discount rate that is based on our CDS spread, the fair value was substantially less than our expected ultimate claim payments. See Note 1 of Notes to Consolidated Financial Statements for a discussion regarding the settlement of this transaction in the second quarter of 2012.
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
All Other Non-Corporate CDOs and Other Derivative Transactions—For all of our other non-corporate CDO and other derivative transactions, observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium. The fair premium amount is calculated such that the expected profit (fair premium amount net of expected losses and other expenses) is proportional to an internally-developed risk-based capital amount. Expected losses and our internally developed risk-based capital amounts are projected by our model using the internal credit rating, term and current par outstanding for each transaction.
For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of CDOs of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts, as described above under “Non-Performance Risk Adjustment on Corporate CDOs,” to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2012 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

Other Financial Guaranty VIE Debt and Other Assets
We are the primary beneficiary for two other VIEs for which we have provided financial guarantees. These VIEs primarily consist of manufactured housing loans and VIE debt to note holders in the trust. The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for these transactions is determined using a discounted cash flow analysis. We do not currently estimate any projected claims based on our internal credit analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs and to derive the fair value of the assets in these VIEs, which are reported within other assets on our consolidated balance sheets.
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $120.9 million; however, we do not currently expect to pay any claims related to these two VIEs. At December 31, 2012, we recorded $99.2 million of other assets, $99.0 million of VIE debt and $0.2 million of accounts payable and accrued expenses associated with these two VIEs.
CPS VIE Debt
The fair value of our CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security. In determining the current market rate, consideration is given to any relevant market observations that are available. We purchased substantially all of the securities issued by the three trusts, and we consolidated the assets and liabilities of those trusts during 2010. As of December 31, 2012 and 2011, there is no consolidated CPS VIE debt because we had purchased all of the CPS in the three trusts.
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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. Prior to the second quarter of 2012, we consolidated the assets and liabilities associated with one CDO of ABS transaction. This transaction was commuted in the second quarter of 2012 and as a result, the assets and liabilities were unconsolidated. During the second quarter of 2012, in connection with the commutation of certain of our insured TruPs CDO transactions, a new VIE was formed, which we consolidated as a result of our ongoing involvement with the entity, including our ability to impact the activities of the VIE in certain limited ways that could impact its economic performance. As of December 31, 2012, we have determined that we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.

Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of assets invested in money market instruments, certificates of deposit and highly liquid, interest bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.
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
We record an other-than-temporary impairment on a security if we intend to sell the impaired security or if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of cash flows we expect to collect is less than the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities that are other-than-temporarily impaired are separated into: (i) the portion of loss that represents the credit loss; and (ii) the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security.
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
We are required to establish a valuation allowance against our deferred tax asset (“DTA”) when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years and the continued uncertainty around our future operating results. We also considered several sources of positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.

In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments; (ii) investment gains or losses; (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes; and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year, in 2012 and 2011, we booked our income tax expense (benefit) in interim periods based on actual results of operations.
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
In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update eliminates the prior presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income (“OCI”) and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this update effective January 1, 2012, and elected to present the components of net income, OCI and total comprehensive income in two separate but consecutive statements. Regardless of which option an entity chooses, the entity will be required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and the components of OCI are presented. In December 2011, the FASB deferred the effective date for the requirement to present reclassification adjustments on the face of the consolidated financial statements for the reclassification of items out of comprehensive income to net income.
In October 2010, the FASB issued an update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts. This update was effective for fiscal years beginning after December 15, 2011 and redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. We have adopted this update on a prospective basis as of January 1, 2012. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs will result in additional expenses in our mortgage insurance business being charged to earnings when incurred, rather than being deferred. There is no change to the amortization requirements due to this update. This adoption did not impact the financial guaranty business as we have adopted the update prospectively and are not deferring any acquisition costs. The implementation of this new guidance has materially reduced the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts. The lower amount of acquisition costs deferred will result in decreased amortization expense over time, which should partially offset the impact to our results of operations from the additional expenses charged to income when incurred at the origination of an insurance contract. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect on the total acquisition costs recognized over time or on our cash flows. For the year ended December 31, 2012, $20.5 million was deferred as acquisition costs under the update. Under our previous method of accounting for acquisition costs, $39.6 million would have been deferred as acquisition costs for the year ended December 31, 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform a sensitivity analysis to determine the effects of market risk exposures on our investment securities. In addition, certain of our financial guaranty contracts are required to be carried at fair value, and therefore our results are subject to changes in interest rates and credit spreads, so we also perform a sensitivity analysis related to these financial instruments. Our sensitivity analysis for interest rates and credit spreads is generally calculated as a parallel shift in yield curve with all other factors remaining constant. This analysis is performed by determining the potential loss in future earnings, fair values or cash flows of market-risk-sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices.
Interest-Rate Risk
The primary market risk in our investment portfolio is interest-rate risk, namely, the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and we have determined that the fair value of our interest-rate-sensitive investment assets is materially exposed to changes in interest rates.
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at December 31, 2012 and 2011 was $5.2 billion and $5.8 billion, respectively, of which 94% and 91%, respectively, was invested in fixed-income securities. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At December 31, 2012, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $231.8 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $226.4 million. At December 31, 2012, the average duration of the fixed-income portfolio was 4.7 years compared to 4.6 years at December 31, 2011.
Credit Risk
A significant portion of our credit protection is in the form of CDS and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS and TruPs. With the exception of our insured TruPs CDOs and related VIE (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads of the underlying obligations. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread.
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads, as well as our own credit default spread as of December 31, 2012. These changes were calculated using the valuation methods described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value of Financial Instruments” above, which also includes a discussion of the material limitations of such methods. See also, “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Financial Guaranty Portfolio—Impact of Radian’s Non-performance Risk on Financial Guaranty Results.” Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 9.13% at December 31, 2012. Radian Group’s five-year CDS spread is an illustration of the market’s view of our non-performance risk. The CDS spread used in the valuation of specific derivatives typically is based on the remaining term of the instrument. The non-performance risk is commonly measured by default probability, which lowers as the spread tightens. Radian Group’s five-year CDS spread at December 31, 2012 implies a market view that there is a 47.7% probability that Radian Group will default in the next five years, as compared to an 83.5% implied probability of default at December 31, 2011. Although the CDS spreads reflect the market view of our non-performance risk, this magnitude of tightening should not be interpreted as a proportional decrease in our non-performance risk.

Corporate CDOs ($ in millions)
Weighted average credit spread	0.54%
Fair value of net assets	$(2.8)
	Increase/(Decrease) in Fair Value Asset based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$(13.9)	$(17.0)	$(20.1)
0 basis points change in Radian Group’s CDS spread	0.4	—	(0.6)
50% widening of Radian Group’s CDS spread	1.7	1.5	1.2
_______________________

Non-Corporate CDO related (1) ($ in millions)
Weighted average credit spread	2.02%
Fair value of net liabilities	$173.2
	Increase/(Decrease) in Fair Value Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$72.1	$97.3	$118.6
0 basis points change in Radian Group’s CDS spread	(18.7)	—	15.2
50% widening of Radian Group’s CDS spread	(58.7)	(44.6)	(33.0)
___________________

(1)	Includes TruPs, CDOs of CMBS and other non-corporate CDOs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and most recent experience.
Foreign Exchange Rate Risk
We analyzed our currency exposure as of December 31, 2012 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were measured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $11.4 million as of December 31, 2012.
At December 31, 2012, we held approximately $23.7 million of investments denominated in Euros. The value of the Euro against the U.S. dollar strengthened from 1.29 at December 31, 2011, to 1.32 at December 31, 2012. At December 31, 2012, we held approximately $56.4 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar weakened from 0.013 at December 31, 2011, to 0.0115 at December 31, 2012.
Equity Market Price
At December 31, 2012, the market value and cost of the equity securities in our investment portfolio were $265.9 million and $233.6 million, respectively. Included in the market value and cost of our equity securities is $153.7 million and $145.3 million, respectively, classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $26.6 million as of December 31, 2012.

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
C. Robert Quint
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Radian Group Inc.
In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), changes in common stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Radian Group Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations, comprehensive income(loss) and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Note 1 to the consolidated financial statements, the Company and its subsidiaries are subject to risks and uncertainties that could affect amounts reported in the Company’s financial statements in future periods. Adverse business and economic conditions have resulted in incurred losses, which have reduced the Company’s insurance subsidiaries’ statutory capital, requiring contributions which have reduced holding company liquidity. Further, statutory capital requirements are subject to regulatory discretion and approval.
As discussed in Note 2 to the consolidated financial statements, the Company adopted in 2012 a new accounting standard for deferred acquisition costs.
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

/s/PricewaterhouseCoopers LLP

Philadelphia, PA
February 22, 2013

Radian Group Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
($ in thousands, except share and per share amounts)
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $676 and $2,748)	$679	$2,640
Fixed-maturities available for sale—at fair value (amortized cost $39,481 and $120,757)	40,696	118,733
Equity securities available for sale—at fair value (cost $88,260 and $114,425)	112,139	128,424
Trading securities—at fair value (including variable interest entity (“VIE”) securities of $0 and $94,521)	4,094,622	4,211,059
Short-term investments—at fair value (including VIE investments of $0 and $149,981)	777,532	1,261,703
Other invested assets—(including VIE assets at fair value of $78,006 and $0)	126,750	61,000
Total investments	5,152,418	5,783,559
Cash	31,555	35,589
Restricted cash	24,226	27,020
Deferred policy acquisition costs	88,202	139,906
Accrued investment income	34,349	32,262
Accounts and notes receivable (less allowance of $0 and $0)	87,519	102,647
Property and equipment, at cost (less accumulated depreciation of $98,909 and $96,403)	7,456	11,044
Derivative assets (including VIE derivative assets of $1,585 and $1,602)	13,609	17,212
Deferred income taxes, net	—	15,975
Reinsurance recoverables	89,204	157,985
Other assets (including VIE other assets of $99,337 and $105,903)	374,662	333,566
Total assets	$5,903,200	$6,656,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$648,682	$637,372
Reserve for losses and loss adjustment expenses (“LAE”)	3,149,936	3,310,902
Reserve for premium deficiency	3,685	3,644
Long-term debt	663,571	818,584
VIE debt—at fair value (including $0 and $0 of non-recourse debt)	108,858	228,240
Derivative liabilities (including VIE derivative liabilities of $70,467 and $19,501)	266,873	126,006
Accounts payable and accrued expenses (including VIE accounts payable of $366 and $530)	325,270	349,726
Total liabilities	5,166,875	5,474,474
Commitments and Contingencies (Note 19)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 151,131,173 and 150,666,446 shares issued at December 31, 2012 and 2011, respectively; 133,647,216 and 133,199,159 shares outstanding at December 31, 2012 and 2011, respectively	151	151
Treasury stock, at cost: 17,483,957 and 17,467,287 shares at December 31, 2012 and 2011, respectively	(892,094)	(892,052)
Additional paid-in capital	1,967,414	1,966,565
Retained (deficit) earnings	(355,241)	96,227
Accumulated other comprehensive income	16,095	11,400
Total stockholders’ equity	736,325	1,182,291
Total liabilities and stockholders’ equity	$5,903,200	$6,656,765
See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ in thousands, except per share amounts)	2012	2011	2010
Revenues:
Premiums written—insurance:
Direct	$892,983	$755,758	$788,321
Assumed	(88,991)	(11,162)	(6,585)
Ceded	(117,362)	(37,349)	(89,855)
Net premiums written	686,630	707,247	691,881
Decrease in unearned premiums	52,352	48,778	133,852
Net premiums earned—insurance	738,982	756,025	825,733
Net investment income	114,337	163,520	178,760
Net gains on investments	184,888	202,177	139,944
Total other-than-temporary impairment (“OTTI”) losses	(3)	(1,202)	(90)
Losses recognized in other comprehensive income (loss)	—	—	—
Net impairment losses recognized in earnings	(3)	(1,202)	(90)
Change in fair value of derivative instruments	(144,025)	628,395	(558,712)
Net (losses) gains on other financial instruments	(82,269)	193,329	(211,681)
Gain on sale of affiliate	7,708	—	34,815
Other income	5,790	5,599	8,696
Total revenues	825,408	1,947,843	417,465
Expenses:
Provision for losses	959,171	1,296,521	1,739,244
Change in reserve for premium deficiency (“PDR”)	41	(7,092)	(14,621)
Policy acquisition costs	61,876	52,763	53,469
Other operating expenses	196,672	175,810	191,942
Interest expense	51,832	61,394	41,777
Total expenses	1,269,592	1,579,396	2,011,811
Equity in net (loss) income of affiliates	(13)	65	14,668
Pretax (loss) income	(444,197)	368,512	(1,579,678)
Income tax provision	7,271	66,362	226,189
Net (loss) income	$(451,468)	$302,150	$(1,805,867)
Basic net (loss) income per share	$(3.41)	$2.28	$(15.74)
Diluted net (loss) income per share	$(3.41)	$2.26	$(15.74)
Weighted-average number of common shares outstanding—basic	132,533	132,372	114,697
Weighted-average number of common and common equivalent shares outstanding—diluted	132,533	133,863	114,697
Dividends per share	$0.01	$0.01	$0.01

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net (loss) income	$(451,468)	$302,150	$(1,805,867)
Other comprehensive income, net of tax (see Note 14):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	(7)	6,265	3,328
Less: Reclassification adjustment for liquidation of foreign subsidiary and other adjustments included in net (loss) income	—	27,305	519
Net foreign currency translation adjustments	(7)	(21,040)	2,809
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	14,132	7,400	41,164
Less: Reclassification adjustment for net gains (losses) included in net (loss) income	9,272	(31,928)	(3,781)
Net unrealized gains on investments	4,860	39,328	44,945
Other comprehensive income	4,853	18,288	47,754
Comprehensive (loss) income	$(446,615)	$320,438	$(1,758,113)

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE, JANUARY 1, 2010	$100	$(889,496)	$1,363,255	$1,602,143	$18,285	$(72,802)	$(16,491)	$2,004,994
Net loss	—	—	—	(1,805,867)	—	—	—	(1,805,867)
Net foreign currency translation adjustment, net of tax	—	—	—	—	2,809	—	—	2,809
Net unrealized gain on investments, net of tax	—	—	—	—	—	44,945	—	44,945
Sherman unrealized loss included in net loss	—	—	—	—	—	—	16,761	16,761
Repurchases of common stock under incentive plans	—	(2,516)	108	—	—	—	—	(2,408)
Issuance of common stock - stock offering	50	—	525,837	—	—	—	—	525,887
Issuance of common stock under benefit plans	—	—	3,977	—	—	—	—	3,977
Amortization of restricted stock	—	—	3,309	—	—	—	—	3,309
Issuance of convertible debt (See Note 13)	—	—	65,701	—	—	—	—	65,701
Net actuarial loss	—	—	—	—	—	—	(31)	(31)
Stock-based compensation expense	—	—	905	—	—	—	—	905
Dividends declared	—	—	—	(1,202)	—	—	—	(1,202)
BALANCE, DECEMBER 31, 2010	$150	$(892,012)	$1,963,092	$(204,926)	$21,094	$(27,857)	$239	$859,780
Net income	—	—	—	302,150	—	—	—	302,150
Net foreign currency translation adjustment, net of tax	—	—	—	—	(21,040)	—	—	(21,040)
Net unrealized gain on investments, net of tax	—	—	—	—	—	39,328	—	39,328
Repurchases of common stock under incentive plans	—	(40)		—	—	—	—	(40)
Issuance of common stock under benefit plans	1	—	741	—	—	—	—	742
Amortization of restricted stock	—	—	1,837	—	—	—	—	1,837
Additional convertible debt issuance costs, net	—	—	(22)	—	—	—	—	(22)
Net actuarial loss	—	—	—	—	—	—	(364)	(364)
Stock-based compensation expense	—	—	1,250	—	—	—	—	1,250
Dividends declared	—	—	(333)	(997)	—	—	—	(1,330)
BALANCE, DECEMBER 31, 2011	$151	$(892,052)	$1,966,565	$96,227	$54	$11,471	$(125)	$1,182,291
Net loss	—	—	—	(451,468)	—	—	—	(451,468)
Net foreign currency translation adjustment, net of tax	—	—	—	—	(7)	—	—	(7)
Net unrealized gain on investments, net of tax	—	—	—	—	—	4,860	—	4,860
Repurchases of common stock under incentive plans	—	(42)		—	—	—	—	(42)
Issuance of common stock under benefit plans	—	—	489	—	—	—	—	489
Amortization of restricted stock	—	—	1,523	—	—	—	—	1,523
Net actuarial loss	—	—	—	—	—	—	(158)	(158)
Stock-based compensation expense	—	—	172	—	—	—	—	172
Dividends declared	—	—	(1,335)	—	—	—	—	(1,335)
BALANCE, DECEMBER 31, 2012	$151	$(892,094)	$1,967,414	$(355,241)	$47	$16,331	$(283)	$736,325

See Notes to Consolidated Financial Statements.

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(451,468)	$302,150	$(1,805,867)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net (gains) losses on investments and other financial instruments, change in fair value of derivative instruments and net impairment losses recognized in earnings	41,409	(1,022,699)	630,539
Net payments related to derivative contracts and VIE debt	(8,213)	(119,888)	(291,936)
Equity in net loss (income) of affiliates	13	(65)	(14,668)
Distributions from affiliates	92	—	29,498
Gain on sale of affiliate	(7,708)	—	(34,815)
Net cash (paid) received for commutations, terminations and recaptures	(240,110)	(92,599)	85,657
Commutation - related charges	36,500	—	—
Deferred income tax provision	6,000	6,758	381,408
Depreciation and other amortization, net	72,389	63,120	39,789
Change in:
Unearned premiums	82,910	(46,665)	(136,291)
Deferred policy acquisition costs	25,504	8,420	11,949
Reinsurance recoverables	66,385	86,047	58,266
Reserve for losses and LAE	(161,114)	(194,486)	252,908
PDR	41	(7,092)	(14,621)
Other assets	7,706	65,388	(34,405)
Accounts payable and accrued expenses	19,164	53,836	(20,014)
Net cash used in operating activities	(510,500)	(897,775)	(862,603)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	79,534	136,217	1,218,460
Proceeds from sales of equity securities available for sale	31,235	52,014	15,033
Proceeds from sales of trading securities (See Note 2)	6,004,371	6,028,267	4,735,215
Proceeds from redemptions of fixed-maturity investments available for sale	5,909	32,214	50,846
Proceeds from redemptions of fixed-maturity investments held to maturity	2,076	8,775	9,035
Purchases of trading securities	(5,895,099)	(5,456,565)	(6,126,303)
Sales and redemptions of short-term investments, net	484,347	276,082	(86,071)
Purchases of other invested assets, net	(65,090)	(1,373)	(33,501)
Proceeds from the sale of investment in affiliate	14,700	—	172,017
Purchases of property and equipment, net	(910)	(2,976)	(2,516)
Net cash provided by (used in) investing activities	661,073	1,072,655	(47,785)

Radian Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Dividends paid	(1,335)	(1,330)	(1,202)
Issuance of long-term debt	—	—	391,310
Redemption of long-term debt	(153,261)	(160,000)	(29,348)
Issuance of common stock	—	—	525,887
Excess tax benefits from stock based awards	—	4	—
Net cash (used in) provided by financing activities	(154,596)	(161,326)	886,647
Effect of exchange rate changes on cash	(11)	1,701	2,501
(Decrease) increase in cash	(4,034)	15,255	(21,240)
Cash, beginning of period	35,589	20,334	41,574
Cash, end of period	$31,555	$35,589	$20,334
Supplemental disclosures of cash flow information:
Income taxes paid (received)	$2,079	$1,573	$(386)
Interest paid	$38,378	$48,643	$40,786
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
Business Overview
We are a credit enhancement company with a primary strategic focus on domestic, residential mortgage insurance on first-lien loans (“first-liens”). We currently have two operating business segments—mortgage insurance and financial guaranty. Prior to January 1, 2011, we also had a third segment—financial services.
Mortgage Insurance
Our mortgage insurance segment provides insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We provide these products and services mainly through our wholly-owned subsidiary, Radian Guaranty Inc. (“Radian Guaranty”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make downpayments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Fannie Mae. We refer to Freddie Mac and Fannie Mae together as “Government Sponsored Enterprises” or “GSEs.”
Our mortgage insurance segment currently offers primary mortgage insurance coverage on residential first-liens. At December 31, 2012, primary insurance on first-liens comprised approximately 94.5% of our $36.4 billion total direct risk in force (“RIF”). Prior to 2009, we also wrote pool mortgage insurance, which at December 31, 2012, comprised approximately 5.0% of our total direct RIF. We also provided other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-lien”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. In the aggregate, our non-traditional RIF was $148.0 million as of December 31, 2012, representing less than 1% of our total direct RIF.
Financial Guaranty
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”), a wholly-owned subsidiary of Radian Guaranty. We have provided financial guaranty credit protection in several forms, including through the issuance of financial guaranty policies, by insuring the obligations under one or more credit default swaps (“CDS”) and through the reinsurance of both types of obligations. In 2008, we ceased writing or assuming new financial guaranty business and since then, we have significantly reduced our financial guaranty operations. In addition, we have been proactive in continuing to reduce our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate access to that capital.
Financial Services
Our financial services segment consisted mainly of our ownership interests in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), which was a credit-based consumer asset business that we wrote off completely in 2007 and Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets. C-BASS filed for Chapter 11 bankruptcy protection on November 12, 2010 and was subsequently liquidated. Our equity interest in C-BASS, and a related note receivable from C-BASS that had also been previously written off, were extinguished as part of the C-BASS liquidation. On May 3, 2010, we sold all of our remaining interest in Sherman.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The most recent downturn in the housing and related credit markets began in 2007 and had a significant negative impact on the operating environment and results of operations for each of our businesses. This period was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009 together with macroeconomic factors such as limited economic growth and a lack of meaningful liquidity in some sectors of the capital markets. Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portfolio as our “legacy portfolio”).
In 2012, the operating environment for our businesses improved. Although the housing market remains weak compared to historical standards, home prices appear to be appreciating on a broad basis throughout the United States (“U.S.”), foreclosure activity has decreased and the credit quality of overall mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a more permanent recovery in the U.S. economy, including importantly, a reduction in unemployment. As a consequence of these and other factors, in 2012 we experienced improvement in our results of operations, with a 22% decline in new mortgage insurance defaults in 2012 and further stabilization of credit performance in our financial guaranty portfolio. Although uncertainty remains with respect to the ultimate losses we will experience in our legacy portfolio, as we continue to write new, higher quality mortgage insurance, our legacy portfolio progressively becomes a lesser percentage of our total portfolio. We anticipate that by the second quarter of 2013, our legacy portfolio will represent less than 50% of our total mortgage insurance portfolio.
Currently, our business strategy primarily is focused on: (1) growing our mortgage insurance business by writing high-quality mortgage insurance in the U.S.; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce our financial guaranty exposure; and (4) pursuing opportunities for increasing Radian Group’s available liquidity and for enhancing Radian Guaranty’s capital position.
Capital Preservation and Liquidity Management Initiatives
Since 2008, we have undertaken a number of strategic actions and initiatives in response to the negative economic and market conditions. As a result of these actions and an improving operating environment, we believe we are better positioned to return to operating profitability in the future. These actions include the following:

•
We significantly tightened our mortgage insurance underwriting standards to focus primarily on insuring high credit quality, first-liens originated in the U.S. and we ceased writing mortgage insurance on non-traditional and other inherently riskier products.

•	We expanded our claims management and loss mitigation efforts to better manage losses in the weak housing market and high default and claim environment.

•
We discontinued writing new financial guaranty business and Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. Although this structure makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business, the structure has provided Radian Guaranty with substantial regulatory capital and, through dividends from Radian Asset Assurance, has increased liquidity at Radian Guaranty.

•
We reduced our legacy mortgage insurance portfolio (direct primary mortgage insurance RIF originated in 2005 through 2008), non-traditional mortgage insurance RIF and our financial guaranty portfolio through a series of risk commutations, discounted security purchases, transaction settlements and terminations.

During 2012 and to date in 2013, we have continued to execute upon this strategy, including the following:

•
In 2012, we wrote $37.1 billion of primary mortgage insurance. Substantially all of our portfolio of insurance written since 2008 has been of high credit quality and is expected to generate strong returns.

•
Through the expanded eligibility criteria under the most recent Home Affordable Refinance Program (“HARP”), an increased number of borrowers have been able to participate in and benefit from the program and, as of December 31, 2012, approximately 9% of our total primary RIF had successfully completed a HARP refinance.

•
We continue to diversify and expand our customer base, adding more than 300 new customers during 2012. New customers added since 2009 accounted for 32% of the new insurance written (“NIW”) during 2012.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

•
During 2012, we improved the risk-to-capital ratio for Radian Guaranty, which had a risk-to-capital ratio of 20.8 to 1 as of December 31, 2012, through a number of actions we have taken to preserve and maintain Radian Guaranty’s capital position, including: (1) affiliates and third-party reinsurance arrangements; (2) reductions and commutations of risk exposure; and (3) realization of statutory investment gains.

-
On April 1, 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider (the “Initial Quota Share Reinsurance Transaction”). In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider agreed to the terms of a second quota share reinsurance agreement (the “Second Quota Share Reinsurance Transaction” and, together with the Initial Quota Share Reinsurance Transaction, the “Reinsurance Transactions”) that provide for additional ceded risk. See Note 9 for further details.

•
Throughout 2012, Radian Asset Assurance continued to reduce its financial guaranty portfolio through a series of risk commutations, transaction settlements and terminations. Since it stopped writing business in June 2008, Radian Asset Assurance’s net par exposure has been reduced by 70.7% to $33.7 billion. From 2008 through the end of 2012, Radian Asset Assurance has released financial guaranty contingency reserves of $357.0 million (which has increased Radian Guaranty’s statutory capital surplus by an equal amount) and paid $383.8 million in dividends to Radian Guaranty.

-	In the second quarter of 2012, Radian Asset Assurance released $54.5 million of contingency reserves, which benefited Radian Guaranty’s statutory surplus by an equal amount.

-	In July 2012, Radian Asset Assurance paid an ordinary dividend of $54.0 million to Radian Guaranty.

-	In January 2013, $6.7 million of contingency reserves were released due to the FGIC Commutation, as discussed below.

-	In February 2013, the New York State Department of Financial Services (the “NYSDFS”) approved the release of an additional $61.1 million of contingency reserves.

-
In January 2012, we made progress in our strategic objective of continuing to reduce our financial guaranty risk by entering into a three-part transaction (the “Assured Transaction”) with subsidiaries of Assured Guaranty Ltd. (collectively, “Assured”) that included the commutation of $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance reinsured from Assured, the cession of $1.8 billion of direct public finance business to Assured and the sale of Municipal and Infrastructure Assurance Corporation (the “FG Insurance Shell”), a New York domiciled financial guaranty insurance company licensed to conduct business in 37 states and the District of Columbia that Radian Asset Assurance had acquired in 2011. The Assured Transaction reduced our financial guaranty net par outstanding by 22.5% and provided an aggregate statutory capital benefit to Radian Asset Assurance and Radian Guaranty of $100.7 million in 2012.

-
In the second quarter of 2012, Radian Asset Assurance entered into a commutation with one of its derivative counterparties (the “Counterparty”) to commute: (1) exposure to a directly insured tranche of an extremely distressed collateralized debt obligation (“CDO”) of asset-backed securities (“ABS”) transaction (the “CDO of ABS Transaction”), for which we had expected to pay claims on substantially all of the $450.2 million net par that was outstanding at the time of the commutation; and (2) credit protection through CDS on six directly insured trust preferred securities (“TruPs”) CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation (the “Terminated TruPs CDOs”). In consideration for these commutations, Radian Asset Assurance paid $210.0 million, a significant portion of which (the “LPV Initial Capital”) was deposited with a limited purpose vehicle (an “LPV”) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”). The commutations described in this paragraph are referred to herein as the “CDO Commutation Transactions.” See Note 6 for further information regarding the accounting treatment of the Terminated TruPs Bonds.

-
On November 9, 2012, Radian Asset Assurance entered into an agreement with Financial Guaranty Insurance Company (“FGIC”) to commute the remaining $822.2 million of outstanding par reinsured by Radian Asset Assurance from FGIC as of December 31, 2012 (the “FGIC Commutation”) in consideration of a commutation payment of $52.4 million. This transaction was completed on January 9, 2013. The amount of this commutation payment was determined primarily based on existing loss reserves and unearned premium reserves, and therefore did not have a material impact on our consolidated financial statements or Radian Asset Assurance’s statutory capital position.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

•	We completed a number of transactions designed to increase Radian Group’s financial flexibility and conserve our holding company liquidity:

-
During 2012, we purchased $170.6 million of principal amount of our 5.625% Senior Notes due February 15, 2013 (the “2013 Notes”) at a discount to their face amount outstanding, as discussed in more detail in Note 13.

-
On January 4, 2013, Radian Group completed an offer to exchange its outstanding 5.375% Senior Notes due June 15, 2015 (the “Old Notes”) for a new series of 9.000% Senior Notes due June 15, 2017 (the “New Notes”) and additional cash consideration in certain circumstances (the “Exchange Offer”) for purposes of improving its debt maturity profile. See Note 13 for further information.

In addition to the actions taken, consistent with management’s plan, we may consider additional reinsurance or negotiated commutations of our mortgage insurance RIF and financial guaranty net par outstanding and may pursue further opportunities to retire or restructure our long-term debt or the issuance of securities in one or more private or public offerings. We cannot provide any assurance that we will be successful in pursuing any such alternatives, individually or in the aggregate, and can provide no assurance that if such alternatives are executed that they will be sufficient to maintain regulatory capital requirements and holding company liquidity. See “Risks and Uncertainties” in this Note 1 below.
Insurance Regulatory—Capital Requirements
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, other risk-based capital measures and surplus requirements that potentially may limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States, the Statutory RBC Requirement is that Radian Guaranty must maintain a minimum policyholder position, which is based on both risk and surplus levels (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2012 and 2011, the RBC States accounted for approximately 54.3% and 50.5%, respectively, of Radian Guaranty’s total primary NIW.
Radian Guaranty’s risk-to-capital ratio has improved to 20.8 to 1 as of December 31, 2012, from 21.5 to 1 as of December 31, 2011. We intend to maintain Radian Guaranty’s risk-to-capital below 25 to 1 throughout 2013, including, if necessary, by making contributions to Radian Guaranty from Radian Group’s remaining available liquidity. Based on our current projections, in the absence of these contributions or other risk-to-capital support, we anticipate that Radian Guaranty would exceed the 25 to 1 risk-to-capital ratio requirement during 2013. Radian Guaranty had exceeded the MPP Requirement in two RBC States as of December 31, 2012. Each of these RBC States has issued to Radian Guaranty a waiver of its MPP Requirement that allows Radian Guaranty to continue writing new business in these states regardless of whether the MPP Requirement has been met. One of the waivers expires at the end of 2013 and the other has no prescribed expiration date but could be revoked at any time.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The ultimate amount and timing of future losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and development in the assumptions used to determine our loss reserves. We are presently projecting a 24% decrease in new defaults in 2013 compared to 2012, which compares to a 22% decrease in 2012 and an 18% decrease in 2011. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. This judgment has been made more difficult in the current period of economic uncertainty. Our estimate of the percentage of defaults that ultimately will result in a paid claim (the “default to claim rate”) is a significant assumption in our reserving methodology. Our assumed aggregate weighted average default to claim rate (which incorporates the expected impact of rescissions and denials) was approximately 47% and 43% for the years ending December 31, 2012 and 2011, respectively. We presently anticipate that the aggregate weighted average default to claim rate in 2013 will be similar to that assumed in 2012. Assuming all other factors remain constant, each one percentage point change in our aggregate weighted average default to claim rate as of December 31, 2012 would have resulted in an approximate $55 million change in incurred losses, affecting Radian Guaranty’s statutory capital. The level of incurred losses in our mortgage insurance business also is dependent on our estimate of anticipated rescissions and denials, including our estimate of the likely number of successful challenges to previously rescinded policies or claim denials, among other assumptions. The number of successful challenges to our denials increased during the fourth quarter of 2012. See Note 10 for further information.
Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) one or more statutory reserves on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty would also be negatively impacted. We establish statutory financial guaranty reserves at the time of default, whereas for reporting purposes under accounting principles generally accepted in the United States of America (“GAAP”), loss reserves are established when estimated losses exceed unearned premiums, regardless of whether a default has occurred. Any decrease in the statutory capital in our financial guaranty business would have a direct negative impact on Radian Guaranty’s capital position and may affect its ability to remain in compliance with the Statutory RBC Requirements. See Note 16 for further discussion regarding Radian Asset Assurance’s statutory surplus position, differences between statutory and GAAP accounting principles, and the statutory impact of the Terminated TruPs CDOs.
We actively manage Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. Radian Group had unrestricted cash and liquid investments of $375.6 million as of December 31, 2012. Much of our remaining available liquidity may be used to further support Radian Guaranty’s capital position. Depending on the extent of our future statutory incurred losses, as well as the level of NIW and other factors, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts available at Radian Group. In addition, while our other mortgage insurance subsidiaries are not subject to Statutory RBC Requirements, these subsidiaries, which provide reinsurance to Radian Guaranty but do not write direct business of their own, are subject to certain minimum statutory surplus requirements. All of these subsidiaries were in compliance with their respective statutory surplus requirements as of December 31, 2012. Some of our other mortgage insurance subsidiaries may require additional capital contributions in the future to maintain minimum capital levels in order for Radian Guaranty to continue to receive appropriate statutory credit and thus continue to utilize reinsurance arrangements with these subsidiaries. See “Holding Company Liquidity” and “Risks and Uncertainties” below in this Note 1.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In order to maximize our financial flexibility in the event we are unable to comply with applicable Statutory RBC Requirements, we have applied for waivers or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC States, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, we have a waiver pending in Idaho, and Oregon has indicated that it will not consider a waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Currently, Radian Guaranty has waivers or similar relief from the following RBC States: Kentucky, Wisconsin, Arizona, Missouri, North Carolina, California and Texas. Waivers that were previously granted to Radian Guaranty from Illinois, New Jersey and Florida expired at the end of 2012 and we currently are pursuing a renewal of the waivers from these states. Certain of the existing waivers contain conditions, including requirements that Radian Guaranty’s risk-to-capital ratio may not exceed a revised maximum ratio, ranging from 30 to 1 up to 35 to 1. There can be no assurance that: (1) Radian Guaranty will be granted a waiver in Idaho or Oregon, the two remaining RBC States, or a renewal of the waivers that have expired in Illinois, New Jersey and Florida will be received; (2) for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) for any waiver granted, it will be renewed or extended after its original expiration date; or (4) additional requirements will not be imposed as a condition to such waivers or their renewal or extension and, if so, whether we will be able to comply with such conditions.
In addition to filing for waivers in the RBC States, we intend, if necessary, to write new first-lien insurance business in Radian Mortgage Assurance Inc. (“RMAI”) in any RBC State that does not permit Radian Guaranty to continue writing insurance while it is out of compliance with applicable Statutory RBC Requirements. RMAI is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states and the District of Columbia.
Fannie Mae and Freddie Mac have approved RMAI as a limited mortgage insurer to write business in those RBC States for which we have been denied a waiver (the “GSE Approvals”). The Fannie Mae Approval expires on December 31, 2013. On December 20, 2012, Freddie Mac amended its approval to extend it for an additional one-year period that will expire on December 31, 2013 (as amended, the “Freddie Mac Approval”). Pursuant to the Freddie Mac Approval, RMAI currently is eligible to write business in New York, Ohio, Iowa, Kansas and, subject to certain conditions, Oregon and Idaho.
The GSE Approvals are temporary and are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for RMAI, restrictions on the payment of dividends and restrictions on affiliate transactions involving Radian Guaranty or RMAI. See “Risks and Uncertainties” below in this Note 1. Under the GSE Approvals, Radian Group would also be required to contribute $50 million of additional capital to Radian Guaranty (which would then be contributed to RMAI), if Radian Guaranty exceeds a 25 to 1 risk-to-capital ratio, or if it fails to satisfy an MPP requirement in a state where it has not obtained a waiver or other similar relief. The conditions and restrictions contained in the Freddie Mac Approval include, among others, a condition specifying the time frame by which Radian Guaranty will evaluate and resolve claims and a requirement that Radian Group make contributions to Radian Guaranty so that Radian Guaranty maintains minimum “Liquid Assets” of $700 million. As defined in the Freddie Mac Approval, “Liquid Assets” are equal to the sum of: (i) aggregate cash and cash equivalents; and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities (“RMBS”) guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association; (b) securities rated single A or higher by either Moody’s Investor Service, Standard & Poor’s Financial Services LLC (“S&P”) or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that U.S. Treasury securities with remaining maturities in excess of five years may not exceed 10 percent of the Liquid Assets. As of December 31, 2012, Radian Guaranty’s Liquid Assets under the Freddie Mac Approval were approximately $868.9 million. Radian Guaranty maintains significant additional liquid investments that may be converted into Liquid Assets to ensure ongoing compliance with the Freddie Mac Approval. There can be no assurance that: (1) we will be able to comply with the conditions imposed by the GSE Approvals for RMAI; (2) the GSEs will not revoke or terminate their approvals, which they generally have the authority to do at any time; (3) the GSE Approvals will be renewed or extended after their original expiration dates; or (4) additional requirements will not be imposed as a condition to such on-going approvals, including their renewal or extension.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Our existing capital resources may not be sufficient to successfully manage Radian Guaranty’s capital position. Our ability to utilize waivers and RMAI to continue to write business if Radian Guaranty’s capital position is not in compliance with the Statutory RBC Requirements is subject to conditions that we may be unable to satisfy. As a result, even if we are successful in implementing this strategy, additional capital contributions or other risk-to-capital support or relief could be necessary, which we may not have the ability to provide. Further, regardless of the waivers and the GSE Approvals of RMAI, we may choose to use our existing capital at Radian Group to maintain compliance with the Statutory RBC Requirements, including for periods after 2013. Depending on the extent of our future incurred losses along with other factors, the amount of capital contributions that may be required to maintain compliance with the Statutory RBC Requirements could be significant and could exceed all of our remaining available capital. In the event we contribute a significant amount of Radian Group’s available capital to Radian Guaranty and RMAI, our financial flexibility would be significantly reduced, making it more difficult for Radian Group to meet its obligations in the future, including future principal payments on our outstanding debt. See “Holding Company Liquidity” and “Risks and Uncertainties” below in this Note 1.
Holding Company Liquidity
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. At December 31, 2012, Radian Group had immediately available unrestricted cash and liquid investments of $375.6 million. On February 15, 2013, $79.4 million of these funds was used to repay the remaining principal amount outstanding on our 2013 Notes. Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of certain corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) potential capital support for our mortgage insurance subsidiaries; and (iv) the payment of dividends on our common stock. After giving effect to the exchange of a portion of our long-term debt maturing in 2015, which settled in January 2013, Radian Group has $54.8 million of principal amount of remaining debt due in 2015, $195.2 million of principal amount of debt due in June 2017 and $450 million of principal amount of convertible debt due in November 2017.
Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments made to Radian Group under tax- and expense-sharing arrangements with our subsidiaries. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and rating agencies and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. Based on Radian Guaranty’s current financial position, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance continues to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.
We expect to fund Radian Group’s short-term liquidity needs with: (i) existing cash and marketable securities; and (ii) cash received under the expense-sharing arrangements with our subsidiaries. In light of Radian Group’s long- and short-term needs, we are considering various options to increase our capital and liquidity position, such as incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding-company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments, are expected to be approximately $63.2 million. For the same period, payments of interest on our long-term debt are expected to be approximately $35.9 million. These amounts are expected to be fully reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSE Approvals, the consent of the GSEs is required to modify or amend the expense-sharing agreements. Approximately $39.4 million of future expected corporate expenses and interest payments (approximately $15.3 million relates to payments anticipated to be made in the next 12 months) have been accrued for and paid by certain subsidiaries to Radian Group as of December 31, 2012, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of December 31, 2012 include these amounts. A portion of these expenses (approximately $29.4 million) relates to performance-based compensation expenses that could be reversed in whole or in part, depending on changes in our stock price and other factors. To the extent these expenses are reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group. In addition, under the Fannie Mae Approval for RMAI, Radian Group is required to contribute to Radian Guaranty the amount of any future interest expense payments made by Radian Guaranty or RMAI to Radian Group pursuant to the terms of the expense-sharing arrangements among these entities. Pursuant to the terms of our expense sharing arrangements, interest expense payments from Radian Guaranty or RMAI to Radian Group in 2013 are not expected to be significant.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Capital Support for Subsidiaries.  In light of operating losses in our mortgage insurance business, Radian Group may be required to make additional capital contributions to Radian Guaranty in order to support Radian Guaranty’s ability to continue writing mortgage insurance in those states that impose certain risk-based capital requirements and/or to maintain approvals by the GSEs for RMAI to operate as an eligible insurer in certain states. Radian Group also could be required to provide capital support to our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty have operated at or near minimum capital levels and have required, and in the future may again require, additional capital contributions from Radian Group. See “Insurance Regulatory—Capital Requirements” above in this Note 1 for further information.
Dividends.  Our quarterly common stock dividend is $0.0025 per share. Assuming that our outstanding common stock remains constant at 133,647,216 shares (the number of shares outstanding at December 31, 2012), we would require approximately $1.3 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2012, our capital surplus was $734.8 million, representing our dividend limitation under Delaware law.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code (“IRC”) had such subsidiary filed its federal tax return on a separate company basis. Any payments that we expect to make during the next twelve months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are party to the agreement. In addition, pursuant to the GSE Approvals, the consent of the GSEs is required to modify or amend the tax-sharing agreement.
As of the balance sheet date, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses (“NOLs”) that could not be carried back and utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOL on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the Internal Revenue Service (“IRS”). Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.
We are currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic Real Estate Mortgage Investment Conduit (“REMIC”) residual interests and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. We appealed these proposed adjustments to IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Department of the Treasury in the amount of approximately $85.0 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4.0 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments. In late December 2010, we reached a tentative settlement agreement with Appeals. However, because we had claimed a refund of approximately $105.0 million with respect to our 2006 and 2007 taxable years based on a carryback of an NOL generated from our 2008 taxable year, review of the tentative settlement agreement by the Joint Committee on Taxation (“JCT”) was required. After the JCT completed its review, Appeals reconsidered the tentative settlement and informed us that it was no longer willing to enter into a settlement based on the originally proposed terms.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We have made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and plans to issue a formal notice of deficiency within three to six months. Based on these recent developments, we do not currently believe that a settlement is likely. Upon receipt of the notice of deficiency, we will have ninety days to either pay the assessed tax liabilities, penalties and interest (the “deficiency amount”) in full or petition the U.S. Tax Court to litigate the deficiency amount. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation. Radian Group and Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) are parties to an Assumption and Indemnification Agreement with regard to the proposed adjustments resulting from the IRS examination. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments. This indemnification agreement was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise may have been required as a result of our remeasurement of uncertain tax positions related to the portfolio of REMIC residual interests.
After giving effect to the 2015 Debt Exchange that settled in January 2013, our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including approximately $54.8 million in principal amount due in 2015, $195.2 million of principal amount of debt due in June 2017 and $450 million in principal amount of convertible debt due in 2017; (ii) potential additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the U.S. Department of the Treasury resulting from the examination of our 2000 through 2007 federal tax returns by the IRS. We regularly consider various measures to improve our capital and liquidity positions, as well as our debt maturity profile. We have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase, or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions, which may or may not occur, will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
In light of Radian Group’s long- and short-term needs, we are considering various options to increase our capital and liquidity position, such as incurring additional debt, issuing additional equity or selling assets, which we may not be able to do on favorable terms, if at all. Accordingly, we expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under expense-sharing arrangements with our subsidiaries; (iv) the potential sale of assets; and (v) dividends from our subsidiaries, to the extent available. See “Risks and Uncertainties” below in this Note 1.
Risks and Uncertainties
Radian Group and its subsidiaries are subject to risks and uncertainties that could affect amounts reported in our financial statements in future periods. Adverse business and economic conditions have resulted in incurred losses that have reduced our insurance subsidiaries’ statutory capital, requiring contributions that have reduced holding company liquidity. Further, statutory capital requirements are subject to regulatory discretion and approval. Our future performance and financial condition are subject to significant risks and uncertainties that could cause actual results to be materially different from our estimates and forward-looking statements, including but not limited to, the following:

•
Potential adverse effects of the continued delay of the U.S. economy to fully recover from the most recent recession and prolonged economic downturn, including ongoing high unemployment, uncertainty in the housing, municipal, foreign sovereign and related credit markets, which could increase our mortgage insurance or financial guaranty losses beyond existing expectations. (See Notes 10, 11 and 12).

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

•
Potential adverse effects if Radian Guaranty’s regulatory risk-based capital position fails to comply with applicable state statutory or regulatory risk-based capital requirements, including if waivers or similar relief from the states that impose such statutory or regulatory risk-based capital requirements are not obtained or renewed or are revoked. These risks include the possibility that: (i) insurance regulators or the GSEs may limit or cause Radian Guaranty to cease writing new mortgage insurance; (ii) the GSEs may terminate or otherwise restrict Radian Guaranty’s or RMAI’s eligibility to insure loans purchased by the GSEs; (iii) Radian Guaranty’s customers may decide not to insure loans with Radian Guaranty or may otherwise limit the type or amount of business done with Radian Guaranty; and (iv) state or federal regulators could pursue regulatory actions or proceedings, including possible supervision or receivership actions, against us in the future. (See Note 16 for additional information regarding our statutory capital).

•
Potential adverse effects if we fail to comply with applicable debt covenants, which could result in a default under our long-term debt and accelerate our obligation to repay our outstanding debt. Regulatory action that results in the appointment of a receiver for one or more of our significant insurance subsidiaries could constitute an event of default under our long-term debt.

•
Factors adversely affecting Radian Group’s capital and liquidity that could cause Radian Group to have insufficient sources of capital and liquidity to meet all of its expected obligations in the near-term, including our failure to estimate accurately the likelihood and potential effects of the various risks and uncertainties described in this report and our other filings with the Securities and Exchange Commission (“SEC”), as well as potential regulatory, legal or other changes to our tax- or expense-allocation agreements among Radian Group and its subsidiaries.

•
Potential adverse effects resulting from the final determination or settlement of tax audits and examinations and any potential related litigation, as well as changes in tax laws, rates, regulations and policies or interpretations of any of the foregoing that could have a material impact on our tax liabilities, tax assets and our results of operations or financial condition.

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

•
Potential adverse impact on the mortgage origination market and on private mortgage insurers due to increased capital requirements for mortgage loans under proposed interagency rules to implement the third Basel Capital Accord (“Basel III”), including in particular, the possibility that loans insured by the FHA will receive a more favorable regulatory capital treatment than loans with private mortgage insurance;

•
Potential adverse impact on our businesses as a result of the implementation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the securitization provisions of the Dodd-Frank Act.

•
Our businesses have been significantly affected by, and our future success may depend upon, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies and the FHA remains our primary competitor outside of the private mortgage insurance industry. The GSE federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-loan-to-value (“LTV”) mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including pursuing new products for purchasing high-LTV loans that are not insured by private mortgage insurance, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. In September 2008, the Federal Housing Finance Agency was appointed as the conservator of the GSEs to control and direct the operations of the GSEs. The continued role of the conservator may increase the likelihood that the business practices of the GSEs will be changed in ways that may have a material adverse effect on us. In particular, if the private mortgage insurance industry does not have the ability, due to capital constraints, to continue to write sufficient business to meet the needs of the GSEs, the GSEs may seek alternatives other than private mortgage insurance to conduct their business.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Management believes that it will be able to maintain adequate liquidity to meet Radian Group’s short-term liquidity needs and accordingly, management has prepared these financial statements on the basis that Radian Group will continue to operate as a going concern. However, in light of the risks and uncertainties mentioned above, we may be unable to continue to execute on our plan as discussed above under “Capital Preservation and Liquidity Management Initiatives,” which could have a material adverse effect on our financial position (including holding company liquidity), statutory capital, results of operations and cash flows. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects, financial condition and our ability to continue as a going concern.

2. Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements are prepared in accordance with GAAP and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, exercise significant influence (generally ownership interests ranging from 20% to 50%), are accounted for in accordance with the equity method of accounting. VIEs for which we are the primary beneficiary are consolidated, as described in Note 6. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While the amounts included in our consolidated financial statements include our best estimates and assumptions, actual results may vary materially.
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
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty, as has existed for the last several years. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures for an agreed upon payment, or payments, often at an amount less than the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured or reinsured policy generally are eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures or other negotiated terminations, which may result in differences in the accounting between transactions, or between the statutory financial statements of our insurance subsidiaries and our financial statements presented on a GAAP basis.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”), which is also impacted by claim curtailments. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates at a given point in time, we arrive at our estimate of loss reserves as of that time.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are increased as defaulted loans age, because they are considered to be closer to foreclosure and more likely to result in a claim payment. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates. However, in the current environment in which many foreclosures have been delayed, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported (“IBNR”) to us on a timely basis by the servicer and for defaults related to previously rescinded policies and denied claims, which we estimate will be reinstated and subsequently paid. We generally give the insured up to 90 days to rebut our decision to rescind coverage before we consider a policy to be rescinded and remove it from our default inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to ultimately be resubmitted as a perfected claim and paid. Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers, our insureds have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a “second loss position” (i.e., we are not required to make a payment until a certain aggregate amount of losses have already been recognized on a given set of loans), we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency” below for an exception to this general principle.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alternative-A (“Alt-A”) or Subprime), type of insurance (i.e., primary or pool), policy origination year, loss position (i.e., with or without a deductible) and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. In recent years, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, reflecting the poor underwriting periods of 2005 through 2008. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Senior management regularly reviews the modeled frequency, rescission, denial and severity estimates, which are based on historical trends as described. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management may take such items into consideration in setting reserve levels.
Our aggregate weighted average default to claim rate assumption (net of denials and rescissions) used in estimating our reserve for losses was 47% at December 31, 2012, compared to 43% at December 31, 2011. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of December 31, 2012, our aggregate weighted average default to claim rate estimate excluding pending claims, net of our estimate for insurance rescissions and claim denials, was 39% and ranged from 20% for insured loans that had missed two to three monthly payments, to 46% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.
We expect our rescission and denial rates to remain at elevated levels as long as defaults related to the poor underwriting periods of 2005 through 2008 represent a significant percentage of our total default portfolio. The percentage of defaults associated with our defaulted loans originated in 2005 through 2008 as a percentage of total defaults was 75.0% and 76.2% at December 31, 2012 and 2011, respectively. The elevated levels in the rate of rescissions and denials since 2009 have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, including negotiated settlements, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory include an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted (in the case of previously denied claims).
We make regular adjustments to the underlying assumptions in our model, as discussed above, and believe the amount generated by our model at December 31, 2012 represents our best estimate of our future losses and LAE on existing defaults.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Financial Guaranty
In our financial guaranty segment, we recognize a net claim liability on our non-derivative transactions prior to an event of default (insured event) when there is evidence that credit deterioration has occurred for a particular policy and that the present value of the expected claim loss exceeds the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under, or in connection with, the policy. In measuring the net claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of various possible outcomes, including potential settlements or commutations, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer and based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we use information provided by the ceding company, as well as our specific knowledge of the credit for determining expected loss.
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
For our mortgage insurance business, we group our mortgage insurance products into two products: first-lien and second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid.
For our second-lien insurance business, we project future premiums and losses for this business using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our pre-tax investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections. See Note 11 for further information.
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
Derivative Instruments
Derivative instruments are recorded at fair value and changes in fair value are recorded in change in fair value of derivative instruments in the statement of operations. All of our derivative instruments are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities. We provide credit protection in the form of CDS pursuant to which we guaranty the holder of a financial obligation the full and timely payment of principal and interest when due, or in excess of specified levels of losses. These derivatives have various maturity dates, but the majority of the underlying CDS mature within five years. See Note 4 for further information.
We recorded premiums and origination costs related to our CDS and certain other derivative contracts in change in fair value of derivative instruments and policy acquisition costs, respectively, on our consolidated statements of operations. Our classification of these contracts is the same whether we are a direct insurer or we reinsure these contracts.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and declines in the value of underlying collateral, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our consolidated statements of operations in the period in which the transaction occurs.
We have included the additional disclosures required by the update to the accounting standard regarding fair value measurements and disclosures pertaining to the reconciliation of Level III fair value measurements. See Note 5 for additional information.
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding fair value measurements and disclosure. This update changes the language used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments: (i) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (ii) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. We adopted this standard effective January 1, 2012. The adoption of this update did not have a significant impact on our fair value measurements. Additional disclosures regarding unobservable market inputs related to our Level III instruments required under this update are presented in Note 5.
When determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk. Our CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default. As our CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities with a corresponding impact on our results of operations.

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
Available for sale securities, trading securities, VIE debt, derivative instruments and certain other assets are recorded at fair value as described in Note 5. All derivative instruments and contracts are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments and certain other assets are included in our consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income (loss).
Insurance Premiums-Revenue Recognition
Mortgage insurance premiums written on an annual and multi-year basis are initially recorded as unearned premiums and earned over the policy term. Premiums written on a monthly basis are earned over the period that coverage is provided. Annual premiums are amortized on a monthly, straight-line basis. Multi-year premiums are amortized over the terms of the contracts in relation to the anticipated claim payment pattern based on historical industry experience. In connection with our insurance rescission activity, we refund premiums to our lender customers. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in a manner consistent with how direct premiums are earned. Premiums on certain structured transactions in our mortgage insurance business are recognized over the period that coverage is provided.
In our financial guaranty business, insurance premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Unearned premiums represent that portion of premiums that will be earned over the remainder of the contract period. We record the initial unearned premium liability on installment policies equal to the present value of the premiums due or expected to be collected over either the period of the policy or the expected period of risk. In determining the present value of premiums due, we use a discount rate that reflects the risk-free rate. Premiums paid in full at inception are recorded as unearned premiums. In addition, we recognize the remaining unearned premium revenue when bonds issued are redeemed or otherwise retired (“refundings”) that results in the extinguishment of the financial guaranty policies insuring such bonds. A refunding that is effected through the deposit of cash or permitted securities into an irrevocable trust for repayment, when permitted under the applicable bond indenture (a “legal defeasance”), does not qualify for immediate revenue recognition since the defeased obligation legally remains outstanding and covered by our insurance. See Note 12 for further information. Assumed premiums are based on information reported by ceding companies. Premiums ceded through reinsurance agreements reduce premiums earned in a manner that is consistent with the recognition of the gross premiums as described above. When insured obligations are refunded or called, the remaining premiums are generally earned at that time.
Credit enhancement fees earned on derivative contracts are included in the change in fair value of derivative instruments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Deferred Policy Acquisition Costs
Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies. This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs.
Effective January 1, 2012, we adopted the FASB update to the accounting standard regarding accounting for costs associated with acquiring or renewing insurance contracts on a prospective basis. This update redefines acquisition costs as costs that are related directly to the successful acquisition of new, or the renewal of existing, insurance contracts. Previously, acquisition costs were defined as costs that vary with and are primarily related to the acquisition of insurance contracts. The effect of this revised definition of acquisition costs resulted in additional expenses in our mortgage insurance business being charged to earnings when incurred, rather than being deferred. There is no change to the amortization requirements due to this update. This adoption did not impact the financial guaranty business as we have adopted the update prospectively and are not deferring any acquisition costs within our financial guaranty business. The implementation of this new guidance has materially reduced the amount of policy acquisition costs that we defer associated with acquiring new mortgage insurance contracts. The lower amount of acquisition costs deferred will result in decreased amortization expense over time, which should partially offset the impact to our results of operations from the additional expenses charged to income when incurred at the origination of an insurance contract. While the timing of when certain costs are reflected in our results of operations will change as a result of the adoption of this update, there will be no effect on the total acquisition costs recognized over time or on our cash flows. We deferred $20.5 million of policy acquisition costs in our mortgage insurance business in 2012 and $46.2 million during 2011. Under our previous method of accounting for acquisition costs, amounts deferred as acquisition costs for 2012 would have been $39.6 million. Amounts deferred as acquisition costs for 2012 also reflect a reduction for ceding commissions earned on risk ceded under the Reinsurance Transactions. We amortized $34.1 million of deferred policy acquisition costs in our mortgage insurance business in 2012 and $36.1 million during both 2011 and 2010.
Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results. We amortized $27.7 million, $16.7 million and $17.4 million of deferred policy acquisition costs in our financial guaranty business during 2012, 2011 and 2010, respectively. There was no impact to the deferred acquisition costs for the financial guaranty business as a result of the adoption of the FASB update to the accounting standard for deferred acquisition costs.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We are required to establish a valuation allowance against our deferred tax asset (“DTA”) when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years and the continued uncertainty around our future operating results. We also considered several sources of positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
In 2010, in accordance with the accounting standard regarding the accounting and disclosure of income taxes in interim periods, we used an annualized effective tax rate to compute our tax expense each quarter. We adjusted this annualized effective tax rate each quarter by the following discrete items: (i) net gains or losses resulting from the change in fair value of our derivatives and other financial instruments; (ii) investment gains or losses; (iii) the liabilities recorded under the accounting standard regarding accounting for uncertainty in income taxes; and (iv) prior year provision-to-filed tax return adjustments. Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio and the continued uncertainty around our ability to rely on short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year, in 2012 and 2011, we booked our income tax expense (benefit) in interim periods based on actual results of operations.
Foreign Currency Revaluation/Translation
Assets and liabilities denominated in foreign currencies are revalued or translated at year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses resulting from transactions in foreign currency are recorded in our statements of operations.
Cash and Restricted Cash
Included in our restricted cash balances as of December 31, 2012 were: (1) funds for a mortgage insurance reserve policy held in escrow for any future duties, rights and liabilities; (2) funds held as collateral under our insurance trust agreements related to health care benefits; and (3) funds held in trust for the benefit of certain policyholders.
Within our consolidated statements of cash flows, we classify cash receipts and cash payments related to items measured at fair value according to their nature and purpose. While our securities trading activity was significant in 2012 and 2011, this activity was primarily driven by strategic repositioning of the portfolio in order to: (1) shorten duration for liquidity purposes; and (2) increase our allocation to taxable bonds to maximize our after-tax yields. Because this activity relates to overall strategic initiatives and is not trading related, it is reflected as cash flows from investing activities.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of assets invested in money market instruments, certificates of deposit (“CDs”) and highly liquid, interest bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Note 5 for further discussion on the fair value of investments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
We record an OTTI on a security if we intend to sell the impaired security or if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of cash flows we expect to collect is less than the amortized cost basis of the security. If a sale is likely, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, losses on securities that are other-than-temporarily impaired are separated into: (i) the portion of loss that represents the credit loss; and (ii) the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of discounted cash flows expected to be collected from the security is less than the cost basis of the security. The present value of discounted cash flows is determined using the original yield of the security. In evaluating whether a decline in value is other-than-temporary, we consider several factors in addition to the above, including, but not limited to, the following:

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
Company-Owned Life Insurance
We are the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our consolidated balance sheets. At December 31, 2012 and 2011, the cash surrender value of company-owned life insurance totaled $76.5 million and $73.7 million, respectively.
Property and Equipment
Property and equipment is carried at cost net of depreciation. For financial statement reporting purposes, computer hardware and software is depreciated over three years and furniture, fixtures and office equipment is depreciated over seven years. Leasehold improvements are depreciated over the lesser of the life of the asset improved or the life of the lease. For income tax purposes, we use accelerated depreciation methods.
Accounting for Stock-Based Compensation
The stock-based compensation cost related to share-based liability awards is based on the fair value as of the measurement date. The compensation cost for equity instruments is measured based on the grant-date fair value at the date of issuance. Compensation cost is recognized over the periods that an employee provides service in exchange for the award. See Note 17 for further information.
Recent Accounting Pronouncements
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In June 2011, the FASB issued an update to the accounting standard regarding comprehensive income. This update eliminates the prior presentation options related to comprehensive income and provides an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this update effective January 1, 2012, and elected to present the components of net income, other comprehensive income and total comprehensive income in two separate but consecutive statements. Regardless of which option an entity chooses, the entity will be required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB deferred the effective date for the requirement to present reclassification adjustments on the face of the consolidated financial statements for the reclassification of items out of comprehensive income to net income.

3. Segment Reporting
Our mortgage insurance and financial guaranty segments are strategic business units that are managed separately on an operating basis. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent or internally allocated capital, which is based on GAAP equity. We allocate corporate cash and investments to our segments based on internally allocated capital, which is based on relative GAAP equity of each segment. The results for each segment for each reporting period can cause significant volatility in internally allocated capital based on GAAP equity. Prior to January 1, 2011, we also had a third segment—financial services.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Summarized financial information concerning our current and previous operating segments, as of and for the periods indicated, is as follows:

	December 31, 2012
(In thousands)	Mortgage Insurance	Financial Guaranty	Consolidated
Net premiums written—insurance	$806,305	$(119,675)	$686,630
Net premiums earned—insurance	$702,385	$36,597	$738,982
Net investment income	63,191	51,146	114,337
Net gains on investments	103,666	81,222	184,888
Net impairment losses recognized in earnings	—	(3)	(3)
Change in fair value of derivative instruments	(330)	(143,695)	(144,025)
Net losses on other financial instruments	(3,491)	(78,778)	(82,269)
Gain on sale of affiliate	—	7,708	7,708
Other income	5,516	274	5,790
Total revenues	870,937	(45,529)	825,408
Provision for losses	921,507	37,664	959,171
Change in PDR	41	—	41
Policy acquisition costs	34,131	27,745	61,876
Other operating expenses	152,448	44,224	196,672
Interest expense	7,454	44,378	51,832
Total expenses	1,115,581	154,011	1,269,592
Equity in net loss of affiliates	—	(13)	(13)
Pretax loss	(244,644)	(199,553)	(444,197)
Income tax (benefit) provision	(30,045)	37,316	7,271
Net loss	$(214,599)	$(236,869)	$(451,468)
Cash and investments	$3,118,153	$2,090,046	$5,208,199
Deferred policy acquisition costs	38,478	49,724	88,202
Total assets	3,575,427	2,327,773	5,903,200
Unearned premiums	382,413	266,269	648,682
Reserve for losses and LAE	3,083,608	66,328	3,149,936
VIE debt	9,875	98,983	108,858
Derivative liabilities	—	266,873	266,873

NIW (in millions)	$37,061

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2011
(In thousands)	Mortgage Insurance	Financial Guaranty	Consolidated
Net premiums written—insurance	$717,264	$(10,017)	$707,247
Net premiums earned—insurance	$680,895	$75,130	$756,025
Net investment income	93,678	69,842	163,520
Net gains on investments	126,205	75,972	202,177
Net impairment losses recognized in earnings	(1,202)	—	(1,202)
Change in fair value of derivative instruments	(632)	629,027	628,395
Net gains on other financial instruments	3,864	189,465	193,329
Other income	5,369	230	5,599
Total revenues	908,177	1,039,666	1,947,843
Provision for losses	1,293,857	2,664	1,296,521
Change in PDR	(7,092)	—	(7,092)
Policy acquisition costs	36,051	16,712	52,763
Other operating expenses	132,225	43,585	175,810
Interest expense	13,894	47,500	61,394
Total expenses	1,468,935	110,461	1,579,396
Equity in net income of affiliates	—	65	65
Pretax (loss) income	(560,758)	929,270	368,512
Income tax provision (benefit)	83,157	(16,795)	66,362
Net (loss) income	$(643,915)	$(946,065)	$302,150
Cash and investments	$3,210,279	$2,635,889	$5,846,168
Deferred policy acquisition costs	52,094	87,812	139,906
Total assets	3,470,103	3,186,662	6,656,765
Unearned premiums	233,446	403,926	637,372
Reserve for losses and LAE	3,247,900	63,002	3,310,902
VIE debt	9,450	218,790	228,240
Derivative liabilities	—	126,006	126,006

NIW (in millions)	$15,510

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2010
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
Net premiums written—insurance	$699,909	$(8,028)	$—	$691,881
Net premiums earned—insurance	$739,631	$86,102	$—	$825,733
Net investment income	104,030	74,730	—	178,760
Net gains on investments	84,004	55,940	—	139,944
Net impairment losses recognized in earnings	(90)	—	—	(90)
Change in fair value of derivative instruments	32,381	(591,093)	—	(558,712)
Net losses on other financial instruments	(48,137)	(163,544)	—	(211,681)
Gain on sale of affiliate	—	—	34,815	34,815
Other income	7,208	364	1,124	8,696
Total revenues	919,027	(537,501)	35,939	417,465
Provision for losses	1,730,801	8,443	—	1,739,244
Change in PDR	(14,621)	—	—	(14,621)
Policy acquisition costs	36,102	17,367	—	53,469
Other operating expenses	141,172	50,520	250	191,942
Interest expense	11,668	30,109	—	41,777
Total expenses	1,905,122	106,439	250	2,011,811
Equity in net income of affiliates	—	78	14,590	14,668
Pretax (loss) income	(986,095)	(643,862)	50,279	(1,579,678)
Income tax provision	157,082	51,509	17,598	226,189
Net (loss) income	$(1,143,177)	$(695,371)	$32,681	$(1,805,867)
Cash and investments	$4,037,578	$2,643,052	$—	$6,680,630
Deferred policy acquisition costs	41,939	106,387	—	148,326
Total assets	4,801,953	2,818,934	—	7,620,887
Unearned premiums	197,260	489,104	—	686,364
Reserve for losses and LAE	3,524,971	71,764	—	3,596,735
VIE debt	141,006	379,108	—	520,114
Derivative liabilities	—	723,579	—	723,579

NIW (in millions)	$11,558
Net premiums earned attributable to foreign countries and long-lived assets located in foreign countries were immaterial for the periods presented.
As of December 31, 2012, California is the only state that accounted for more than 10% of our mortgage insurance business measured by primary RIF. California accounted for 17.1% of our mortgage insurance segment’s direct primary NIW for the year ended December 31, 2012, compared to 15.3% and 12.8% for the years ended December 31, 2011 and 2010, respectively. At December 31, 2012, California accounted for 12.8% of our mortgage insurance segment’s primary RIF, compared to 11.8% at December 31, 2011. California also accounted for 10.4% of our mortgage insurance segment’s pool RIF at December 31, 2012, compared to 10.5% at December 31, 2011.
The largest single mortgage insurance customer (including branches and affiliates), measured by primary NIW, accounted for 6.2% of NIW during 2012, compared to 10.1% and 15.5% in 2011 and 2010, respectively. During 2012 and 2011, we received premium revenue from two of our mortgage insurance customers, each of which exceeded 10% of our consolidated revenues.

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

	December 31,
(In thousands)	2012		2011
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$12,024		$15,432
NIMS related and other	1,585		1,780
Total derivative assets	13,609		17,212
Derivative liabilities:
Financial Guaranty credit derivative liabilities	196,406		106,505
Financial Guaranty VIE derivative liabilities	70,467	(1)	19,501
Total derivative liabilities	266,873		126,006
Total derivative liabilities, net	$253,264		$108,794
________________

(1)	As a result of the CDO Commutation Transactions described in Note 1, we established a VIE. See Note 6 for further details.
The notional value of our derivative contracts at December 31, 2012 and 2011 was $19.2 billion and $36.5 billion, respectively.
The components of the (losses) gains included in change in fair value of derivative instruments are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Statements of Operations
Net premiums earned—derivatives	$28,693	$41,753	$47,123
Financial Guaranty credit derivatives	(173,610)	597,969	(583,235)
Financial Guaranty VIE derivatives	1,189	(10,696)	(14,523)
NIMS related and other	(297)	(631)	(1,937)
Put Options on Money Market Committed Preferred Custodial Trust Securities (“CPS”)	—	—	(6,140)
Change in fair value of derivative instruments	$(144,025)	$628,395	$(558,712)
The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the underlying assets. Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, and consequently, changes in the market’s perception of our non-performance risk also result in gains and losses on our derivative instruments. Any incurred gains or losses (which include any claim payments) on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments in our mortgage insurance and financial guaranty businesses are based on assumptions and estimates that are inherently subject to risk and uncertainty, our fair value amounts could vary significantly from period to period. See Note 5 for information on our fair value of financial instruments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

 The following table shows selected information about our derivative contracts:

($ in thousands)	December 31, 2012
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	—	$—	$1,585
Corporate CDOs	35	13,770,790	2,817
Non-Corporate CDOs and other derivative transactions:
TruPs	13	1,086,583	(11,112)
CDOs of commercial mortgage-backed securities (“CMBS”)	4	1,831,000	(74,651)
Other:
Structured finance	6	643,638	(42,983)
Public finance	23	1,453,830	(44,417)
Total Non-Corporate CDOs and other derivative transactions	46	5,015,051	(173,163)
Assumed financial guaranty credit derivatives:
Structured finance	34	247,891	(13,364)
Public finance	8	133,319	(672)
Total Assumed	42	381,210	(14,036)
Financial Guaranty VIE derivative liabilities (2)	1	76,349	(70,467)
Grand Total	124	$19,243,400	$(253,264)
________________

(1)
Represents NIMS derivative assets related to consolidated NIMS VIEs. Also includes common stock warrants. Because none of these investments represent financial guaranty contracts that we issued, they cannot become liabilities, and therefore, do not represent additional par exposure.

(2)
Represents the fair value of a CDS included in a VIE, which we consolidate, relating to the Terminated TruPs CDOs. The assets in the VIE represent the only funds available to pay the CDS Counterparty for amounts due under the contract; therefore, the notional exposure presented for the CDS is limited to the current trust assets. See Notes 1 and 6 for information on the underlying reference securities and on our maximum exposure to loss from this consolidated financial guaranty transaction.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

5. Fair Value of Financial Instruments
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2012:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$137.8	$433.8	$—	$571.6
State and municipal obligations	—	669.0	19.0	688.0
Money market instruments	638.0	—	—	638.0
Corporate bonds and notes	—	1,373.6	—	1,373.6
RMBS	—	663.4	—	663.4
CMBS	—	237.3	—	237.3
Other ABS	—	252.4	1.7	254.1
Foreign government securities	—	117.7	—	117.7
Hybrid securities	—	211.9	—	211.9
Equity securities (1)	98.9	166.0	1.0	265.9
Other investments (2)	—	2.5	79.0	81.5
Total Investments at Fair Value (3)	874.7	4,127.6	100.7	5,103.0
Derivative Assets	—	—	13.6	13.6
Other Assets (4)	—	—	99.2	99.2
Total Assets at Fair Value	$874.7	$4,127.6	$213.5	$5,215.8
Derivative Liabilities	$—	$—	$266.9	$266.9
VIE Debt (5)	—	—	108.9	108.9
Total Liabilities at Fair Value	$—	$—	$375.8	$375.8
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.9 million) and short-term CDs ($1.6 million) included within Level II and lottery annuities ($1.0 million) and a guaranteed investment contract held by a consolidated VIE ($78.0 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($0.7 million) and certain other invested assets ($48.7 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($9.9 million) and amounts related to financial guaranty VIEs ($99.0 million).

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2011:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$386.9	$723.6	$—	$1,110.5
State and municipal obligations	—	985.0	62.5	1,047.5
Money market instruments	723.2	—	—	723.2
Corporate bonds and notes	—	700.5	—	700.5
RMBS	—	884.7	45.5	930.2
CMBS	—	190.4	35.4	225.8
CDO	—	—	5.5	5.5
Other ABS	—	97.0	2.9	99.9
Foreign government securities	—	102.9	—	102.9
Hybrid securities	—	341.5	4.8	346.3
Equity securities (1)	116.0	152.4	0.8	269.2
Other investments (2)	—	151.6	6.8	158.4
Total Investments at Fair Value (3)	1,226.1	4,329.6	164.2	5,719.9
Derivative Assets	—	0.2	17.0	17.2
Other Assets (4)	—	—	104.0	104.0
Total Assets at Fair Value	$1,226.1	$4,329.8	$285.2	$5,841.1
Derivative Liabilities	$—	$—	$126.0	$126.0
VIE Debt (5)	—	—	228.2	228.2
Total Liabilities at Fair Value	$—	$—	$354.2	$354.2
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising short-term commercial paper within CPS trusts ($150.0 million) and short-term CDs ($1.6 million ) included within Level II and lottery annuities ($1.6 million) and TruPs held by consolidated VIEs ($5.2 million) included within Level III.

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
Investments
We are responsible for the determination of the value of all investments carried at fair value and the supporting methodologies and assumptions. To assist us in this responsibility, we utilize independent third-party valuation service providers to gather, analyze and interpret market information and estimate fair values based upon relevant methodologies and assumptions for various asset classes and individual securities. We perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value. Our analysis includes: (i) a review of the methodology used by third party pricing services; (ii) a comparison of pricing services’ valuations to other independent sources; (iii) a review of month to month price fluctuations; and (iv) a comparison of actual purchase and sale transactions with valuations received from third parties. These processes are designed to ensure that our investment values are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value.
U.S. government and agency securities—The fair value of U.S. government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation. U.S. government and agency securities are categorized in either Level I or Level II of the fair value hierarchy.
State and municipal obligations—The fair value of state and municipal obligations is estimated using recent transaction activity, including market and market-like observations. Evaluation models are used, which incorporate bond structure, yield curve, credit spreads and other factors. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable.
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
RMBS—The fair value of RMBS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
CMBS—The fair value of CMBS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
CDO—These securities are categorized in Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
Other ABS—The fair value of other ABS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
Foreign government securities—The fair value of foreign government securities is estimated using observed market yields used to create a maturity curve and observed credit spreads from market makers and broker-dealers. These securities are categorized in Level II of the fair value hierarchy.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker-dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy, as observable market data are readily available. A small number of our equity securities, however, are categorized in Level III of the fair value hierarchy due to a lack of market-based transaction data or the use of model-based evaluations.
Other investments—These securities primarily consist of deposit investments and short-term CDs, which are categorized in Level II and Level III of the fair value hierarchy, and a guaranteed investment contract held by one of our consolidated VIEs, which is categorized in Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
Derivative Instruments and Related VIE Assets/Liabilities
We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. In determining an exit market, we consider the fact that most of our derivative contracts are unconditional and irrevocable and contractually prohibit us from transferring them to other capital market participants. Accordingly, there is no principal market for such highly structured insured credit derivatives. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants include other monoline mortgage and financial guaranty insurers with similar credit quality to us, as if the risk of loss on these contracts could be transferred to these other mortgage and financial guaranty insurance and reinsurance companies. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates.
We determine the fair value of our derivative instruments primarily using internally-generated models. We utilize market observable inputs, such as credit spreads on similar products, whenever they are available. When one of our transactions develops characteristics that are inconsistent with the characteristics of transactions that underlie the relevant market-based index that we use in our credit spread valuation approach, and more relevant inputs or projections become available and would represent the view of a typical market participant, we change to an approach that is based on that more relevant available information. This change in approach is generally prompted when the credit component, and not market factors, becomes the dominant driver of the estimated fair value for a particular transaction. There is a high degree of uncertainty about our fair value estimates since our contracts are not traded or exchanged, which makes external validation and corroboration of our estimates difficult, particularly given the current market environment, in which very few, if any, contracts are being traded or originated.
Our derivative liabilities valuation methodology incorporates our own non-performance risk by including our observable CDS spread as an input into the determination of the fair value of our derivative liabilities. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of amounts we could realize in a current market exchange or negotiated termination. Our derivative liability valuation is not counterparty specific and is intended to estimate the average exchange price between typical participants. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts or negotiated terminations. In a negotiated termination, certain factors unique to the counterparty may have a greater impact on the amount exchanged than in an estimated fair value amount between typical market participants and another market participant could have materially different views given the level of judgment associated with the valuation.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table quantifies the impact of our non-performance risk on our derivative assets and liabilities (in aggregate by type) and VIE liabilities presented in our consolidated balance sheets. Radian Group’s five-year CDS spread is presented as an illustration of the market’s view of our non-performance risk; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the instrument.

	December 31,
(In basis points)	2012	2011	2010	2009
Radian Group’s five-year CDS spread	913	2,732	465	1,530

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset)Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related (1)	689.1	509.3	179.8
NIMS-related (2)	13.0	4.7	8.3
Total	$800.9	$615.6	$185.3

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2011	Impact of Radian Non-Performance Risk December 31, 2011	Fair Value Liability Recorded December 31, 2011
Product
Corporate CDOs	$463.1	$458.0	$5.1
Non-Corporate CDO-related (1)	1,529.7	1,405.3	124.4
NIMS-related (2)	17.4	9.6	7.8
Total	$2,010.2	$1,872.9	$137.3
________________

(1)	Includes the net fair value liability recorded within derivative assets and derivative liabilities and the net fair value liabilities included in our consolidated VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.

Radian Group’s five-year CDS spread at December 31, 2012 implies a market view that there is a 47.7% probability that Radian Group will default in the next five years as compared to an 83.5% implied probability of default at December 31, 2011. The cumulative impact on our derivative assets and derivative and VIE liabilities attributable to the market’s perception of our non-performance risk decreased by $1.3 billion during 2012, as presented in the table above. This decrease was primarily the result of the tightening of Radian Group’s CDS spreads during this period.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default; and (2) 80% of the aggregate net par outstanding of our corporate CDO transactions (as of December 31, 2012) provide our counterparties with the right to terminate these transactions. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this downgrade termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of December 31, 2012, 37% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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

Defining the Equivalent-Risk Tranche—Direct observations of fair premium amounts for our transactions are not available because these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, CDS on tranches of a standardized index (the “CDX index”) are widely traded and observable and provide relevant market data for determining the fair premium amount of our transactions, as described more fully below.

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
The amount of the non-performance risk adjustment is computed based, in part, on the expected claim payment by Radian. To estimate this expected payment, we first determine the expected claim payment of a typical market participant by using a risk-neutral modeling approach. A significant underlying assumption of the risk-neutral model approach that we use is that the typical fair premium amount is equal to the present value of expected claim payments from a typical market participant. Expected claim payments on a transaction are based on the expected loss on that transaction (also determined using the risk-neutral modeling approach). Radian’s expected claim payment is calculated based on the correlation between the default probability of the transaction and our default probability. The default probability of Radian is determined from the observed Radian Group CDS spread and the default probability of the transaction is determined as described above under “Defining the Equivalent-Risk Tranche.” The present value of Radian’s expected claim payments is discounted using a risk-free interest rate, as the expected claim payments have already been risk-adjusted.
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 32% of our corporate CDO contracts as of December 31, 2012 are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 87% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of December 31, 2012, 34% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Fair value for our CDO of ABS transaction was estimated using a discounted cash flow analysis. We estimated cash flows for the transaction based on our internal credit analysis, which was based on the current performance of each security. The estimated fair value of the underlying collateral securities was determined using either observed market transactions, including broker-dealer quotes and actual trade activity on similar bonds, or expected cash flows discounted using the yield observed on similar bonds. The present value of the insured cash flows (which represented the VIE debt) was determined using a risk-free rate that is applied to the cash flows adjusted for Radian’s non-performance risk.
Prior to the termination of the contract in the second quarter of 2012, the VIE debt and derivative liability within our CDO of ABS transaction were consolidated and categorized in Level III of the fair value hierarchy. The fair value of the VIE debt and other liabilities exceeded the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporated a discount rate that is based on our CDS spread, the fair value was substantially less than our expected ultimate claim payments.
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
All Other Non-Corporate CDOs and Other Derivative Transactions—For all of our other non-corporate CDO and other derivative transactions, observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium. The fair premium amount is calculated such that the expected profit (fair premium amount net of expected losses and other expenses) is proportional to an internally-developed risk-based capital amount. Expected losses and our internally developed risk-based capital amounts are projected by our model using the internal credit rating, term and current par outstanding for each transaction.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of CDOs of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts, as described above under “Non-Performance Risk Adjustment on Corporate CDOs,” to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDOs of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of December 31, 2012 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.
Other Financial Guaranty VIE Consolidated Assets/Liabilities
We are the primary beneficiary for two other VIEs for which we have provided financial guarantees. These VIEs primarily consist of manufactured housing loans and VIE debt to note holders in the trust. The fair value of the VIE debt related to these other financial guaranty VIEs is estimated based on prices of comparable securities and spreads observed in the market. The overall net fair value for these transactions is determined using a discounted cash flow analysis. We do not currently estimate any projected claims based on our internal credit analysis, which is based on the current performance of the underlying collateral and the remaining subordination available to support the transaction. The present value of the insured cash flows is determined by using a discount rate that is equal to our CDS rate plus a risk-free rate. We utilize this model to determine the fair value of our exposure to these VIEs and to derive the fair value of the assets in these VIEs, which are reported within other assets on our consolidated balance sheets.
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $120.9 million; however, we do not currently expect to pay any claims related to these two VIEs. At December 31, 2012, we recorded $99.2 million of other assets, $99.0 million of VIE debt and $0.2 million of accounts payable and accrued expenses associated with these two VIEs.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

NIMS Derivative Assets and NIMS VIE Debt
NIMS derivative assets primarily represent derivative assets related to NIMS trusts that we are required to consolidate. NIMS VIE debt represents the debt of consolidated NIMS trusts, which we account for at fair value. The estimated fair value amounts of these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying NIMS derivative assets or NIMS VIE debt by applying expected default rates separately to loans that are delinquent and those that are paying currently. These default rates are based on historical experience of similar transactions. We then estimate the rate of prepayments on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and rate of prepayments are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. The NIMS derivative assets and NIMS VIE debt are all categorized in Level III of the fair value hierarchy.
The gross expected principal credit losses were $13.5 million and $18.0 million as of December 31, 2012 and 2011, respectively. Our fair value estimate incorporates a discount rate that is based on our CDS spread, which has resulted in a fair value amount that is $5.2 million and $10.2 million less than the expected principal credit losses at December 31, 2012 and 2011, respectively.
CPS VIE Debt
The fair value of our CPS VIE debt, in the absence of observable market data, is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum contractual rate of our perpetual preferred security. In determining the current market rate, consideration is given to any relevant market observations that are available. We purchased substantially all of the securities issued by the three trusts, and we consolidated the assets and liabilities of those trusts during 2010. As of December 31, 2011, there is no consolidated CPS VIE debt because we had purchased all of the CPS in the three trusts.
During the first quarter of 2012, Radian Group and its subsidiaries converted the custodial trusts to corporations that are wholly-owned consolidated subsidiaries of Radian Group and are no longer considered VIEs. The amount of income and expense, as well as cash flows associated with these trusts, was immaterial during 2012 and 2011.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2012:

(In millions)	Beginning Balance at January 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at December 31, 2012
Investments:
State and municipal obligations	$62.5	$(3.4)	$—	$—	$—	$12.3	$(27.8)	$19.0
RMBS	45.5	6.1	—	—	—	51.6	—	—
CMBS	35.4	(11.4)	—	—	—	24.0	—	—
CDO	5.5	0.8	—	—	—	6.3	—	—
Other ABS	2.9	0.8	5.2	—	—	4.6	(2.6)	1.7
Hybrid securities	4.8	0.1	0.1	4.9	—	—	(0.1)	—
Equity securities	0.8	0.1	—	0.6	—	—	0.7	1.0
Other investments	6.8	2.5	76.3	0.6	—	6.0	—	79.0
Total Level III Investments	164.2	(4.4)	81.6	6.1	—	104.8	(29.8)	100.7
NIMS derivative assets	1.6	(0.3)	0.3	—	—	—	—	1.6
Other assets	104.0	20.3	—	—	—	25.1	—	99.2
Total Level III Assets	$269.8	$15.6	$81.9	$6.1	$—	$129.9	$(29.8)	$201.5
Derivative liabilities, net	$110.6	$(143.7)	$—	$—	$—	$(0.6)	$—	$254.9
VIE debt	228.2	(115.3)	—	—	—	234.6	—	108.9
Total Level III Liabilities, net	$338.8	$(259.0)	$—	$—	$—	$234.0	$—	$363.8
______________________

(1)
Includes unrealized gains and losses relating to assets and liabilities still held as of December 31, 2012 as follows: $1.4 million for investments, $9.5 million for other assets, $(189.7) million for derivative liabilities and $(16.0) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

At December 31, 2012, our total Level III assets were approximately 4.1% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the year ended December 31, 2011:

(In millions)	Beginning Balance at January 1, 2011	Realized and Unrealized Gains(Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at December 31, 2011
Investments:
State and municipal obligations	$23.2	$1.2	$39.1	$0.6	$—	$0.4	$—	$62.5
RMBS	52.5	(3.1)	—	—	—	3.9	—	45.5
CMBS	23.0	12.4	—	—	—	—	—	35.4
CDO	2.4	2.7	—	—	—	(0.4)	—	5.5
Other ABS	3.3	(0.4)	—	—	—	—	—	2.9
Hybrid securities	—	(0.1)	0.7	—	—	—	4.2	4.8
Equity securities	2.9	(1.2)	3.7	1.0	—	—	(3.6)	0.8
Other investments	4.6	3.2	—	0.7	—	0.3	—	6.8
Total Level III Investments	111.9	14.7	43.5	2.3	—	4.2	0.6	164.2
NIMS derivative assets	11.7	(2.2)	0.3	—	—	7.7	(0.5)	1.6
Other assets	109.7	21.5	—	—	—	27.2	—	104.0
Total Level III Assets	$233.3	$34.0	$43.8	$2.3	$—	$39.1	$0.1	$269.8
Derivative liabilities, net	$709.1	$629.0	$—	$—	$—	$(30.5)	$—	$110.6
VIE debt	520.1	138.5	—	—	—	153.4	—	228.2
Total Level III Liabilities, net	$1,229.2	$767.5	$—	$—	$—	$122.9	$—	$338.8
______________

(1)
Includes unrealized gains relating to assets and liabilities still held as of December 31, 2011 as follows: $12.0 million for investments, $9.4 million for other assets, $579.1 million for derivative liabilities and $158.5 million for VIE debt.

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
There were no investment transfers between Level I and Level II for the years ended December 31, 2012 or 2011.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. Given the level of judgment necessary, another market participant may derive a materially different estimate of fair value. These assets and liabilities are classified in Level III of our fair value hierarchy. For fair value measurements categorized within Level III of the fair value hierarchy, we use certain significant unobservable inputs in estimating fair value. Those inputs primarily relate to the probability of default, the expected loss upon default and our own non-performance risk as it relates to our liabilities. The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of December 31, 2012:

(In millions)	Fair Value December 31, 2012 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Investments:
State and municipal obligations	$19.0	Discounted cash flow	Discount rate			8.8%
			Expected loss			19.0%
Other investments	78.0	Discounted cash flow	Discount rate			1.9%
Level III Derivative Assets:
Corporate CDOs	8.8	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	2.7%
			Own credit spread (2)	8.0%	-	9.1%
CDOs of CMBS	1.6	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	8.0%	-	9.1%
TruPs CDOs	1.6	Discounted cash flow	Principal recovery			65.0%
			Principal recovery (stressed)			60.0%
			Probability of conditional liquidity payment	0.8%	-	36.7%
			Own credit spread (2)	8.0%	-	9.1%
NIMS derivative assets	1.6	Discounted cash flow	NIMS credit spread			44.0%
			Own credit spread			8.5%

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

(In millions)	Fair Value December 31, 2012 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Derivative Liabilities/VIEs:
Corporate CDOs	6.0	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	2.7%
			Own credit spread (2)	8.0%	-	9.1%
CDOs of CMBS	76.3	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	8.0%	-	9.1%
TruPs CDOs and TruPs-related VIE liabilities	12.7	Discounted cash flow	Principal recovery			65.0%
			Principal recovery (stressed)			60.0%
			Probability of conditional liquidity payment	0.8%	-	36.7%
			Own credit spread (2)	8.0%	-	9.1%
Other non-corporate CDOs and derivative transactions	171.8	Risk-based model	Average life (in years)	<1	-	20.0
			Own credit spread (2)	8.0%	-	9.1%
NIMS VIE	9.9	Discounted cash flow	NIMS credit spread			43.7%
			Own credit spread (2)	8.5%	-	10.9%
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
For our CDOs of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating and then we estimate losses by applying a correlation factor. Because we own the senior tranche, an increase in this factor generally increases the expected loss for our transactions and therefore, increases our related liability.
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
For our other non-corporate CDOs, we utilize the internal credit rating, average remaining life and current par outstanding for each transaction to project both expected losses and an internally developed risk-based capital amount. An increase in the average remaining life typically increases the expected loss of the transactions, and therefore, increases our related liability. An upgrade (downgrade) in the internal credit rating typically decreases (increases) the expected loss of the transactions, and therefore, decreases (increases) our related liability.
For all fair value measurements where we project our non-performance risk, including VIE debt, we utilize a market observed credit spread for Radian, which we believe is the best available indicator of the market’s perception of our non-performance risk. In isolation, a widening (tightening) of this credit spread typically decreases (increases) our related liability. The assumption used to project our own non-performance risk is independent from the other unobservable inputs used in our fair value measurements. The net impact on our reported assets and liabilities from increases or decreases in our own credit spread and from increases or decreases in other unobservable inputs depends upon the magnitude and direction of the changes in each input; such changes may result in offsetting effects to our recorded fair value measurements or they may result in directionally similar impacts, which may be material.
Available for sale securities, trading securities, VIE debt, derivative instruments and certain other assets are recorded at fair value. All derivative instruments and contracts are recognized in our consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments and certain other assets are included in our consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income (loss).

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our consolidated balance sheets were as follows as of the dates indicated:

	December 31, 2012		December 31, 2011
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity (1)	$0.7	$0.7	$2.6	$2.7
Other invested assets (1)	48.7	57.4	61.0	62.8
Liabilities:
Long-term debt (1)	663.6	704.8	818.6	471.3
Non-derivative financial guaranty liabilities (2)	232.9	308.1	342.3	425.7
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.
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
Long-Term Debt—The fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. Included in the carrying amount of long-term debt is the impact of the unamortized discount associated with the convertible senior notes issued in November 2010. See Note 13 for additional information.
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
This fair value estimate of non-derivative financial guarantees includes direct and assumed contracts written and is based on the difference between the present value of: (1) the expected future contractual premiums; and (2) the fair premium amount to provide the same credit protection assuming a transfer of our obligation to a guarantor of similar credit quality as Radian as of the measurement date.
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
The carrying value of our non-derivative financial guaranty liabilities consists of unearned premiums, premiums receivable, deferred policy acquisition costs and reserve for losses and LAE as reported on our consolidated balance sheets.

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
In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, such as performance tests and triggers, servicer termination events and events of default, that, should they occur, may provide us with additional control rights over the VIE for a limited number of our transactions. The occurrence of these events would cause us to reassess our initial determination of whether we are the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE would also cause us to reassess our determination of whether we are the primary beneficiary of a VIE. Certain of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above. Therefore, additional VIEs may be consolidated by us if these events were to occur. Prior to the occurrence of these contingent conditions, another party (typically the collateral manager, servicer or equity holder) involved with the transaction holds the power to manage the VIE’s assets and to impact the economic performance of the VIE, without our ability to control or direct such powers.
As a result of the CDO Commutation Transactions described in Note 1, we have deconsolidated the CDO of ABS VIE and we have consolidated the LPV VIE that was formed upon execution of the CDO Commutation Transactions. Also as part of the CDO Commutation Transactions, the LPV entered into a CDS (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings (collectively, the “LPV Capital”), represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs. The Residual CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance is entitled to these remaining funds.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

For GAAP accounting purposes, we evaluated the LPV (a VIE) to determine if we would be considered the primary beneficiary of the VIE. We have the obligation to absorb the majority of the VIE’s losses and the right to receive the majority of any remaining funds through our residual interest agreement. In addition, we have the ability to impact the activities of the VIE in certain limited ways that could impact the economic performance of this VIE. As a result of these obligations and rights, we have concluded that we are the primary beneficiary of the VIE. The consolidated assets of the LPV primarily consist of a guaranteed investment contract that is presented within other invested assets, which would be used to settle any obligations of this VIE under the Residual CDS. The Residual CDS represents the liability of the VIE for which the Counterparty does not have recourse to our general credit for this consolidated liability. The Residual CDS held by the LPV is carried at fair value and we have also elected to carry the investments at fair value.
Prior to the CDO Commutation Transactions, we consolidated the assets and liabilities associated with the CDO of ABS transaction. Due to provisions in our financial guaranty contracts that allowed us to direct the collateral manager to sell the underlying assets of this transaction, we concluded that we had the power to direct the activities that most significantly impact the economic performance of this VIE. In addition, as the guarantor of certain classes of debt issued by this VIE, we had the obligation to absorb losses that are significant to this VIE. The consolidated assets of this CDO of ABS VIE were accounted for as trading securities and represented assets to be used to settle the obligation of this VIE. While the assets of this VIE could only be used to settle the obligations of the VIE, due to our guarantee, the creditors had recourse to our general credit for this consolidated VIE debt. This transaction was commuted in the second quarter of 2012 and as a result, the assets and liabilities were unconsolidated. During the second quarter of 2012, in connection with the commutation of certain of our insured TruPs CDO transactions, a new VIE was formed, which we consolidated as a result of our ongoing involvement with the entity, including our ability to impact the activities of the VIE in certain limited ways that could impact its economic performance. As of December 31, 2012, we have determined that we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
We also consolidate the assets and liabilities associated with two other financial guaranty transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Prior to their consolidation, these transactions had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of December 31, 2012.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following tables provide a summary of our maximum exposure to losses and the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated and unconsolidated financial guaranty insurance contracts and credit derivative VIEs:

	Consolidated		Unconsolidated
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Balance Sheet:
Trading securities	$78,006	$94,521	$—	$—
Derivative assets	—	—	3,201	4,090
Premiums receivable	—	—	2,859	3,584
Other assets	99,337	105,885	—	—
Unearned premiums	—	—	2,513	3,793
Reserve for losses and LAE	—	—	14,376	7,909
Derivative liabilities	70,467	19,501	175,781	79,473
VIE debt—at fair value	98,983	218,790	—	—
Accounts payable and accrued expenses	365	530	—	—

Maximum exposure (1)	120,939	579,988	5,096,718	6,126,337
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

	Consolidated			Unconsolidated
	Year Ended December 31,			Year Ended December 31,
(In thousands)	2012	2011	2010	2012	2011	2010
Statement of Operations:
Premiums earned	$—	$—	$—	$2,087	$2,648	$2,836
Net investment income	3,362	8,696	10,927	—	—	—
Net (loss) gain on investments	(1,205)	14,746	—	—	—	—
Change in fair value of derivative instruments—gain (loss)	1,189	(10,696)	(14,523)	(168,255)	511,202	(478,285)
Net (loss) gain on other financial instruments	(90,071)	155,507	(143,555)	—	—	—
Provision for losses—increase (decrease)	—	—	—	5,930	(6,015)	6,536
Other operating expenses	2,332	3,090	3,487	—	—	—

Net Cash (Outflow) Inflow	(134,509)	823	830	(68,990)	7,620	(32,077)

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
In total, our net cash outflow related to NIMS during 2012 has been primarily composed of claim payments. We have two remaining NIMS transactions, which mature in December 2013 and May 2035, respectively. The following tables provide a summary of our maximum exposure to losses and the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated NIMS VIEs:

	December 31,
(In thousands)	2012	2011
Balance Sheet:
Derivative assets	$1,585	$1,602
VIE debt—at fair value	9,875	9,450

Maximum exposure (1)	14,061	18,515
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

	Year Ended December 31,
(In thousands)	2012	2011	2010
Statement of Operations:
Net investment income	$528	$528	$364
Change in fair value of derivative instruments—loss	(279)	(1,624)	(861)
Net (loss) gain on other financial instruments	(4,938)	4,420	(39,583)

Net Cash Outflow	(4,250)	(119,137)	(187,089)

CPS
In September 2003, Radian Asset Assurance entered into a contingent capital transaction pursuant to which three custodial trusts issued an aggregate of $150 million in CPS ($50 million by each custodial trust) to various holders. Radian Group and its subsidiaries have purchased by tender offer and privately negotiated transactions all of the face amount of the CPS issued by the custodial trusts. Prior to our purchase of the CPS, our continued involvement with these VIEs had included the payment of a put premium representing the spread between the investment income of the custodial trusts and amounts payable to CPS holders and other fees and expenses payable by the custodial trusts, which typically were not material. We eliminated the put premium associated with the purchased CPS in 2010.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

As of December 31, 2009, we had consolidated the assets and liabilities of two of the CPS trusts with which we were involved as we had acquired a majority of the securities issued by these two trusts at that date. We purchased substantially all of the securities issued by the remaining CPS trust in 2010 and we consolidated the assets and liabilities of that trust during 2010. We recognized a loss of $13.9 million within net (losses) gains on other financial instruments upon consolidation in 2010, based on the difference between the consideration paid for the CPS trust securities and the net amount of the trust’s identifiable assets and liabilities recognized and measured at fair value at the date of consolidation.
Based on our involvement in these trusts, combined with the put options Radian Asset Assurance held on these trusts (which together were considered in the determination of the primary beneficiary), we concluded that we were the party that directed the activities that most significantly influenced the economic performance of these VIEs and had the right to receive benefits that would be significant to these VIEs. Therefore, given that we had a variable interest in each of these VIEs, we concluded that we were the primary beneficiary. As such, the assets and liabilities of these trusts were consolidated at their respective fair values, net of liabilities to us. The assets of the consolidated trusts were reported in short-term investments.
During the first quarter of 2012, Radian Group and its subsidiaries converted the custodial trusts to corporations that are wholly-owned consolidated subsidiaries of Radian Group and are no longer considered VIEs. The amount of income and expense, as well as cash flows associated with these trusts, was immaterial during 2012 and 2011.
The following tables provide a summary as of and for the periods indicated of our maximum exposure to losses and the financial impact on our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows related to our consolidated and unconsolidated CPS VIEs:

Consolidated
(In thousands)	December 31, 2011
Balance Sheet:
Short-term investments	$149,981
Other assets	19

Maximum exposure (1)	150,000
_____________

(1)	The maximum exposure is based on our carrying amounts of the investments.

	Consolidated	Unconsolidated
	Year Ended December 31,	Year Ended December 31,
(In thousands)	2010	2010
Statement of Operations:
Change in fair value of derivative instruments—gain (loss)	$141	$(6,281)
Net loss on other financial instruments	(25,699)	—
Other operating expenses	400	—

Net Cash Outflow	(83,391)	(878)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

7. Investments
Our held to maturity and available for sale securities within our investment portfolio consisted of the following as of the dates indicated:

	December 31, 2012
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
State and municipal obligations	$679	$676	$3	$6
	$679	$676	$3	$6
Fixed-maturities available for sale:
U.S. government and agency securities	$4,969	$5,305	$336	$—
State and municipal obligations	17,922	17,995	116	43
Corporate bonds and notes	15,618	16,369	1,110	359
RMBS	50	51	3	2
Other investments	922	976	54	—
	$39,481	$40,696	$1,619	$404
Equity securities available for sale (1)	$88,260	$112,139	$23,879	$—
Total debt and equity securities	$128,420	$153,511	$25,501	$410
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($98.9 million fair value) and various preferred and common stocks invested across numerous companies and industries ($13.2 million fair value).

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

	December 31,
(In thousands)	2012	2011
Trading securities:
U.S. government and agency securities	$428,519	$710,006
State and municipal obligations	669,975	964,748
Corporate bonds and notes	1,357,175	683,864
RMBS	663,307	928,887
CMBS	237,294	224,180
CDO	—	5,467
Other ABS	254,102	98,729
Foreign government securities (1)	117,686	102,851
Hybrid securities	211,944	346,338
Equity securities	153,722	140,764
Other investments	898	5,225
Total	$4,094,622	$4,211,059
______________________

(1)
Our largest concentrations of foreign government securities as of December 31, 2012 and 2011 were Japan ($56.4 million and $28.0 million fair value, respectively) and Germany ($22.1 million and $42.6 million fair value, respectively). As of December 31, 2012 and 2011, nearly all of our foreign government securities were rated A or higher by a nationally recognized statistical rating organization. As of December 31, 2012 and 2011, our trading portfolio included no foreign sovereign or sub-sovereign securities of the six European countries (Portugal, Ireland, Italy, Greece, Spain and Hungary) whose sovereign and sub-sovereign obligations have been under particular stress due to economic uncertainty, potential restructuring and ratings downgrades or securities of any other countries under similar stress.

For trading securities that were still held at December 31, 2012 and 2011, we had net gains during 2012 and 2011 associated with those securities in the amount of $29.8 million and $112.1 million, respectively.
Net investment income consisted of:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Investment income:
Fixed-maturities	$106,418	$155,183	$174,204
Equity securities	10,136	11,559	7,623
Short-term investments	345	611	1,576
Other	5,261	4,017	2,756
Gross investment income	122,160	171,370	186,159
Investment expenses	(7,823)	(7,850)	(7,399)
Net investment income	$114,337	$163,520	$178,760

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Net realized and unrealized gains (losses) on investments consisted of:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net realized gains (losses):
Fixed-maturities held to maturity	$37	$491	$295
Fixed-maturities available for sale	3,556	(52,473)	(7,661)
Equities available for sale	5,070	6,228	2,001
Trading securities	224,000	121,393	66,351
Short-term investments	7	(1)	(67)
Other invested assets	375	—	388
Net realized gains on investments	233,045	75,638	61,307
Unrealized (losses) gains on trading securities	(49,815)	126,539	78,637
Unrealized gains on other invested assets	1,658	—	—
Total gains on investments	$184,888	$202,177	$139,944
 At December 31, 2010, we had gross unrealized losses, related to state and municipal obligations, that primarily represented our interests in certain bonds held in our available for sale portfolio that were issued as part of securitizations collateralized by the Master Settlement Agreement among certain domestic tobacco manufacturers and 46 states and certain territories. During the second quarter of 2011, we sold all of our interests in these bonds, realizing a loss on the sale of $53.7 million on proceeds received of $94.3 million. Although we expected the present value of cash flows ultimately to be collected from each security to be sufficient to recover our amortized cost basis, we concluded that the risk profile of these bonds no longer suited our current portfolio objectives, and as a result, changed our prior intent to hold these bonds until maturity and instead disposed of these securities during the second quarter of 2011.
For the years ended December 31, 2012, 2011 and 2010, we did not sell or transfer any fixed-maturity investments classified as held to maturity. For the years ended December 31, 2012 and 2011, we did not transfer any securities from the available for sale or trading categories. During 2010, we recorded $3.1 million in gains on securities transferred from the available for sale category into the trading category.
The sources of our proceeds and related investment gains (losses) on our available for sale securities are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Fixed-maturities available for sale:
Proceeds received from redemptions	$5,909	$32,214	$50,846
Proceeds received from sales	79,535	136,217	1,218,460
Gross investment gains from sales and redemptions	4,081	1,577	23,363
Gross investment losses from sales and redemptions	(525)	(54,050)	(31,024)
Equities available for sale:
Proceeds received from sales	31,234	52,014	15,033
Gross investment gains from sales	5,070	6,238	2,006
Gross investment losses from sales	—	(10)	(5)

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The change in unrealized gains (losses) recorded in accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Fixed-maturities:
Unrealized holding gains arising during the period, net of tax	$4,415	$11,328	$23,806
Less reclassification adjustment for net gains (losses) included in net (loss) income, net of tax	5,750	(34,697)	(4,980)
Net unrealized (losses) gains on investments, net of tax	$(1,335)	$46,025	$28,786
Equities:
Unrealized holding gains (losses) arising during the period, net of tax	$9,717	$(3,928)	$15,080
Less reclassification adjustment for net gains included in net (loss) income, net of tax	3,522	2,769	1,242
Net unrealized gains (losses) on investments, net of tax	$6,195	$(6,697)	$13,838
The following tables show the gross unrealized losses and fair value of our available for sale and held to maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

December 31, 2012: ($ in thousands)Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	2	$6,004	$49	2	$6,004	$49
Corporate bonds and notes	—	—	—	6	5,329	359	6	5,329	359
RMBS	1	31	2	—	—	—	1	31	2
Total	1	$31	$2	8	$11,333	$408	9	$11,364	$410

December 31, 2011: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	1	$525	$17	9	$72,653	$4,866	10	$73,178	$4,883
Corporate bonds and notes	6	2,457	97	18	8,902	950	24	11,359	1,047
RMBS	2	354	1	—	—	—	2	354	1
CMBS	—	—	—	1	527	16	1	527	16
Equity securities	1	9,284	869	—	—	—	1	9,284	869
Total	10	$12,620	$984	28	$82,082	$5,832	38	$94,702	$6,816
During 2012, there was an immaterial amount of credit losses recognized in earnings and in 2011, there were no credit losses recognized in earnings.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

At December 31, 2012 and 2011, we did not have the intent to sell any debt securities in an unrealized loss position and we determined that it is more likely than not that we will not be required to sell the securities before recovery of their cost basis.
Impairments due to credit deterioration that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security also may serve as a basis to conclude that an OTTI has occurred. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
We have securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of December 31, 2012. For all investment categories, the unrealized losses of 12 months or greater duration as of December 31, 2012, were generally caused by interest rate or credit spread movements since the purchase date. As of December 31, 2012, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. As of December 31, 2012, we did not intend to sell these investments, nor did we believe that it was more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may be at maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at December 31, 2012.
The contractual maturities of fixed-maturity investments are as follows:

	December 31, 2012
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$—	$—	$7,139	$7,184
Due after one year through five years (1)	373	376	11,282	11,518
Due after five years through ten years (1)	—	—	3,048	3,145
Due after ten years (1)	306	300	17,962	18,798
RMBS (2)	—	—	50	51
Total	$679	$676	$39,481	$40,696
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS are shown separately, as they are not due at a single maturity date.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

At December 31, 2012, investments in any person and its affiliates that exceeded 10% of total stockholders’ equity were as follows:

	Year Ended December 31, 2012
(In thousands) Name	Fixed-Maturities AFS	Equity Securities AFS	Trading Securities	Short-Term Investments	Other Invested Assets	Total
Northern Institutional Treasury Portfolio	$—	$—	$—	$258,560	$—	$258,560
State of Illinois	—	—	138,414	—	—	138,414
Citigroup Inc	3,102	—	131,405	—	—	134,507
BlackRock Liquidity Funds T-Fund Portfolio Money Market	—	—	—	133,391	—	133,391
Bank of America Corp	3,170	10,755	100,499	—	—	114,424
Vanguard Institutional Index Fund	—	98,913	—	—	—	98,913
State of California	—	—	91,269	—	—	91,269
STIT Treasury Portfolio Cash Management Fund	—	—	—	84,018	—	84,018
Federated Treasury Obligations Fund	—	—	—	81,507	—	81,507
Wells Fargo & Co	—	—	81,463	—	—	81,463
Fidelity Institutional Treasury Only Portfolio	—	—	—	80,570	—	80,570
The Royal Bank of Scotland Group plc	—	—	—	—	78,006	78,006
Total	$6,272	$109,668	$543,050	$638,046	$78,006	$1,375,042
Securities on deposit with various state insurance commissioners amounted to $18.0 million and $21.1 million at December 31, 2012 and 2011, respectively. We also had $172.6 million and $116.4 million (book value) of securities pledged as collateral in accordance with various reinsurance agreements at December 31, 2012 and 2011, respectively.

8. Investment in Affiliates
On May 3, 2010, Radian Guaranty sold all of its remaining 28.7% equity interest in Sherman for approximately $172.0 million in cash. As a result of the sale, in the second quarter of 2010, we recorded a pre-tax gain of approximately $34.8 million, net of transaction related expenses of $1.3 million and a pre-tax decrease in accumulated comprehensive income of $29.7 million. In addition, we agreed to terminate certain rights, including our right to a future contingent payment from a previous sale of our equity interest in Sherman.
The following is a rollforward of our investment in Sherman during 2010:

Year Ended December 31,
(In thousands)	2010
Sherman
Balance, beginning of period	$121,424
Share of net income for period	14,590
Dividends received	(29,498)
Other comprehensive loss	(381)
Sale of ownership interest	(106,135)
Balance, end of period	$—

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

9. Reinsurance
In our mortgage insurance business, we use reinsurance as a risk management tool to reduce our net risk and strengthen our regulatory risk-to-capital ratio. We primarily have used reinsurance in our financial guaranty business to the extent necessary in specific transactions to comply with applicable single risk limits. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums on risk that we have ceded of $64.5 million and $0.8 million at December 31, 2012 and 2011, respectively.
The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net premiums written-insurance:
Direct	$892,983	$755,758	$788,321
Assumed	(88,991)	(11,162)	(6,585)
Ceded	(117,362)	(37,349)	(89,855)
Net premiums written-insurance	$686,630	$707,247	$691,881
Net premiums earned-insurance:
Direct	$796,253	$762,428	$891,167
Assumed	(3,571)	32,337	29,063
Ceded	(53,700)	(38,740)	(94,497)
Net premiums earned-insurance	$738,982	$756,025	$825,733
During the second quarter of 2012, Radian Guaranty entered into the Initial Quota Share Reinsurance Transaction. Through the Initial Quota Share Reinsurance Transaction, Radian Guaranty agreed to reinsure to a third party 20% of its NIW beginning with the business written in the fourth quarter of 2011. As of December 31, 2012, RIF ceded under the Initial Quota Share Reinsurance Transaction was $1.5 billion. Radian Guaranty has the ability, at its option, to commute two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer.
Under the Initial Quota Share Reinsurance Transaction, for the year ended December 31, 2012, ceded premiums written were $52.2 million and ceded premiums earned were $16.1 million. Ceding commissions earned under the Initial Quota Share Reinsurance Transaction for the year ended December 31, 2012 were $13 million.
In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider agreed to the terms of the Second Quota Share Reinsurance Transaction, which provides for additional reinsurance for Radian Guaranty’s NIW, as further described below. As of December 31, 2012, the amount ceded pursuant to this transaction was $368.4 million of Radian Guaranty’s RIF. The limitation on ceded risk is $750 million initially and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion. The agreed upon terms also provide that, effective as of December 31, 2015, Radian Guaranty will have the ability, at its option (the “Commutation Option”), to commute one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. Pursuant to the agreed upon terms:

(i)
Radian Guaranty will cede to the reinsurer 20% of all premiums and losses incurred with respect to conventional GSE loans and will initially receive a 35% ceding commission; provided, that if we do not exercise our Commutation Option, the ceding commission will be reduced to 30% for the portion of the ceded RIF that was subject to the Commutation Option; and

(ii)
Radian Guaranty has the ability to cede 100% of all premiums and losses incurred with respect to non-conventional portfolio loans and will receive a 25% ceding commission. We do not expect the volume of such portfolio loans to be material.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Under the Second Quota Share Reinsurance Transaction, for the year ended December 31, 2012, ceded premiums written were $9.6 million and ceded premiums earned were $0.5 million. Ceding commissions earned under the Second Quota Share Reinsurance Transaction for the year ended December 31, 2012 were $3.4 million.
Ceded losses under the Reinsurance Transactions are immaterial.
We and other companies in the mortgage insurance industry have participated in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically established a reinsurance company that assumed part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we ceded a portion of the mortgage insurance premiums paid to us to the reinsurance company. The captive reinsurers are typically required to maintain minimum capitalization equal to 10% of the risk assumed. We have also participated, on a limited basis, in “quota share” captive reinsurance agreements under which the captive reinsurance company assumed a pro rata share of all losses in return for a pro rata share of the premiums collected.
In most cases, the risk assumed by the reinsurance company was an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. During the recent housing and related credit market downturn in which losses have increased significantly, most all captive reinsurance arrangements have attached, requiring our captive reinsurers to make payments to us. In all cases, the captive reinsurer established a trust to secure our potential cash recoveries. We generally are the sole beneficiary under these trusts, and therefore, have the ability to initiate disbursements under the trusts in accordance with the terms of our captive reinsurance agreements.
We are protected against losses in excess of our expectations on some of the risk associated with non-prime products. We initiated this protection by reinsuring this business through Smart Home reinsurance transactions. In 2004, we developed Smart Home as a way to effectively transfer risk from our portfolio to investors in the capital markets. Smart Home mitigates our risk against losses and concentrated positions. Since 2004, we completed four Smart Home reinsurance transactions.
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
We retained the risk associated with the first-loss coverage levels and the risk associated with the senior most tranche of coverage. Holders of the Smart Home credit-linked notes bear the risk of loss from losses that would be paid to us under the reinsurance agreement, which consists of the layers of risk in between those that we retain. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by the rating agencies. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The rate of principal amortization of the credit-linked notes is intended to approximate the rate of principal amortization of the underlying mortgages.
In 2011, we exercised our option to terminate two of these transactions, with RIF of approximately $41 million. In the second quarter of 2012, we terminated one of our remaining reinsurance transactions under our Smart Home program with RIF of approximately $243 million that was scheduled to mature in November 2012. These early termination did not have a material impact on our financial or risk-to-capital position, statutory capital, results of operations or cash flows. The final remaining Smart Home transaction is scheduled to mature in May 2013. The ultimate recoverable amount from this last transaction will depend upon the amount and timing of paid losses through the May 2013 maturity date.
Approximately $0.4 billion (or 1.1%) and $0.8 billion (or 2.7%) of our primary mortgage RIF was ceded through Smart Home reinsurance transactions at December 31, 2012 and 2011, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

All of our existing captive reinsurance arrangements are operating on a run-off basis, meaning that no new business is being placed in these captives. In 2010, we terminated many of our remaining captive reinsurance arrangements on a “cut-off” basis, meaning that the terminated captive arrangements were dissolved and all outstanding liabilities to us were settled. In the fourth quarter of 2010, we terminated two large captive reinsurance arrangements representing $6.0 billion of RIF. In connection with these terminations, we received $321 million of cash and investments from the captive trust account, which are accounted for as claims recoveries. As of December 31, 2012 , we have received total cash reinsurance recoveries (including recoveries from terminations) from Smart Home and captive reinsurance arrangements of approximately $835.7 million since inception of these programs, with most of these recoveries coming from captive reinsurance arrangements. In some instances, we anticipate that the ultimate recoveries from the captive reinsurers will be greater than the assets currently held by the segregated trusts established for each captive reinsurer. Recorded recoverables, however, are limited to the current trust balances. We expect that most of the actual cash recoveries from those captives that have not yet been terminated will be received over the next few years.
The reinsurance recoverable amounts on paid losses are considered to be financing receivables in accordance with the accounting standard regarding accounts receivable, which includes disclosure requirements regarding the credit quality of financing receivables and the allowance for credit losses. We do not record an allowance for credit losses on reinsurance recoverables, as the reinsurance recoverable amounts for both paid and unpaid losses are fully collateralized in the segregated trusts. Therefore, credit exposure is limited to the credit quality of investments held by the trust. Trust assets related to our captive and Smart Home arrangements are required to be invested in investment grade securities. As of December 31, 2012, the trust assets for these trust accounts consisted primarily of cash equivalents, money market investments and investment grade securities.
The following tables present information related to our captive and Smart Home transactions as of the dates indicated:

	Year Ended December 31,
(In millions)	2012	2011
RIF ceded under captive reinsurance arrangements	$275.0	$340.8
Ceded losses recoverable related to captives	82.2	90.1
Ceded losses recoverable related to Smart Home	6.6	67.9

Approximately 44.3% of our total ceded losses recoverable at December 31, 2012 were related to two captive reinsurers.

	Year Ended December 31,
(In millions)	2012	2011	2010
Ceded premiums written related to captives	$23.3	$28.6	$80.1
Ceded premiums earned related to captives	23.4	28.8	83.4
Ceded premiums written related to Smart Home	0.4	8.8	9.8
Ceded premiums earned related to Smart Home	0.4	8.8	9.8
Ceded recoveries, excluding amounts received upon terminations of captive reinsurance transactions	34.7	84.5	134.7
Historically, our financial guaranty business has ceded only an immaterial amount of its directly insured portfolio. However, in January 2012, as part of the Assured Transaction discussed in Note 1 above, Radian Asset Assurance ceded approximately $1.8 billion of its direct public finance net par outstanding and entered into an administrative services agreement with such ceding company for surveillance, risk management, claims administration and claims payment services in connection with the policies ceded. See Note 1 for additional information regarding this transaction.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

10. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

	December 31,
(In thousands)	2012	2011
Mortgage insurance reserves	$3,083,608	$3,247,900
Financial guaranty reserves	66,328	63,002
Total reserve for losses and LAE	$3,149,936	$3,310,902

The following table presents information relating to our mortgage insurance reserves for losses, including IBNR, and LAE as of the dates indicated:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Mortgage Insurance
Balance at January 1	$3,247,900	$3,524,971	$3,450,538
Less reinsurance recoverables (1)	151,569	223,254	621,644
Balance at January 1, net of reinsurance recoverables	3,096,331	3,301,717	2,828,894
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	899,511	1,127,079	1,173,035
Prior years	21,996	166,778	557,766
Total incurred	921,507	1,293,857	1,730,801
Deduct paid claims and LAE related to:
Current year (2)	12,503	39,642	54,410
Prior years	1,004,965	1,459,601	1,203,568
Total paid	1,017,468	1,499,243	1,257,978
Balance at end of period, net of reinsurance recoverables	3,000,370	3,096,331	3,301,717
Add reinsurance recoverables (1)	83,238	151,569	223,254
Balance at December 31	$3,083,608	$3,247,900	$3,524,971
_________________________

(1)	Related to ceded losses on captive reinsurance transactions, Smart Home and quota share reinsurance transactions. See Note 9 for additional information.

(2)
Related to underlying defaulted loans with a most recent default notice dated in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

While the aging of defaulted loans and other changes in the composition of our delinquent loan inventory, including the rate of claims being submitted, continued to impact our reserves and incurred losses during 2012, the magnitude of such impacts has declined compared to prior periods. Adjustments are made to loss reserves as defaulted loans age, and therefore, are considered to be closer to foreclosure and more likely to result in a claim payment. With continuing declines in home values in certain markets, persistently high unemployment and delays by servicers in either modifying loans or foreclosing on properties, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated default to claim rates on our more aged delinquent loans, this has resulted in a higher reserve per default. As a consequence, our aggregate weighted average default to claim rate assumption (net of rescissions and denials) used in estimating our reserve for losses was 47% at December 31, 2012, compared to 43% and 40% at December 31, 2011 and 2010, respectively. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of December 31, 2012, our aggregate weighted average default to claim rate estimate excluding pending claims, net of our estimate for insurance rescissions and claim denials, was 39% and ranged from 20% for insured loans that had missed two to three monthly payments to 46% for insured loans that had missed 12 or more monthly payments.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Our mortgage insurance loss reserves declined in 2012, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, cures and insurance rescissions and claim denials outpaced new default notices received. Additionally, we experienced adverse reserve development on prior year defaults, as described below. Total paid claims declined for 2012 from 2011, driven primarily by an increase in the number of claims received that we are still reviewing for non-compliance with our insurance policies, which has lengthened the claim resolution period and resulted in an increase in rescissions and denials, as well as by delays created by foreclosure slowdowns, servicer issues and loan modification programs. We cannot be certain of the ultimate impact of these programs on our business or results of operations, or the timing of this impact. Reserves established for new default notices received in 2012 were the primary driver of our total incurred loss for 2012. The losses incurred in 2012 were also impacted by adverse reserve development on prior year defaults, primarily relating to the impact from the aging of underlying defaulted loans partially offset by higher actual insurance rescissions and claim denials than previously assumed in our loss reserve estimates. Our results for 2012 were impacted by a $46.8 million decrease in our estimated reinsurance recoverable from our Smart Home transactions resulting from recent trends of lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur, which has in turn reduced the estimated amounts recoverable.
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
The most significant driver of the $557.8 million prior year adverse development in 2010 related to the impact from the aging of underlying defaulted loans, which increased our weighted average default to claim rate beyond the extent we expected at December 31, 2009. The protracted amount of time it took for servicers to resolve certain aged loans extended the period of uncertainty with regard to our ultimate claim liability beyond what we predicted at the time the reserves were established. To a lesser extent, the increase in our default to claim rate in 2010 was also impacted by a decrease in our expected levels of insurance rescissions and claim denials associated with prior year defaults, as compared to expected levels at December 31, 2009. This change in our estimate was a result of changes in observed trends during 2010. In addition, an increase in our severity estimates, primarily due to refinements in estimates on pool insurance defaults, negatively impacted our reserves related to defaults reported in prior years.
Our reserve for losses includes the impact of our estimate of future rescissions and denials, which remain elevated compared to levels experienced before 2009. The elevated levels of our rate of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. The impact of our estimate of future rescissions and denials reduced our loss reserves as of December 31, 2012 and 2011 by approximately $455.0 million and $631.0 million, respectively. Conversely, the impact of our estimate of future reinstatements of previously rescinded policies and denied claims increased our loss reserves as of December 31, 2012 and 2011 by approximately $303.0 million and $129.0 million, respectively, as further described below. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate and our estimated claim severity, among other assumptions. We expect the amount of estimated rescissions and denials embedded within our reserve analysis to decrease over time, as the defaults related to the poor underwriting periods of 2005 through 2008 decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have a material adverse effect on our paid losses and loss reserves.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Our reported rescission and denial activity in any given period is subject to challenge by our lender customers. Recent insurance rescission and claim denial activity reflects a shift towards more claim denials, which has resulted primarily from the failure of our lender customers to provide the documentation required to perfect a claim. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed to perfect a claim for a significant portion of previously denied claims. As a result of increases in claim denial activity during 2012, we expect that a large number of previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have considered this expectation in developing our IBNR reserve estimate. This IBNR estimate was $323.0 million and $170.6 million at December 31, 2012 and 2011, respectively. For 2012, our IBNR estimate of $323.0 million includes our estimate of future reinstatements of previously rescinded policies and denied claims of $87.7 million and $215.3 million, respectively. These reserves relate to $0.6 billion of claims that were denied within the preceding 12 months and $1.0 billion related to rescinded policies within the preceding 24 months.
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previously rescinded policies or denied claims within each period:

	Year Ended December 31,
(In millions)	2012	2011	2010
Rescissions	$279.3	$474.2	$538.3
Denials	539.4	170.9	261.7
Total first-lien claims submitted for payment that were rescinded or denied (1)	$818.7	$645.1	$800.0
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
We estimate our claim liability related to the potential future reinstatement of these previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month timeframe as certain denials and rescissions are reinstated. As of December 31, 2012, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 16% and declines to 0% after 24 months. Our IBNR reserve estimate also includes projected impacts from future estimated rescissions (with respect to reinstated denials) and future claim curtailments (with respect to both reinstated denials and rescissions). Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected by not only our initial reinstatement assumption, but by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, expected claim curtailments on such paid claims, as well as potential settlement discussions with our lender customers.
The cumulative amount of first-lien claims submitted to us for payment that have been rescinded in the last two years for primary loans and in the last three years for pool loans, and then subsequently were challenged (“rebutted”) by the lenders and policyholders, but have not been reinstated, was $461.4 million for the applicable period through December 31, 2012.
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
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our consolidated balance sheets, was $48.0 million and $57.2 million as of December 31, 2012 and 2011, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Rescission and denial rates in 2011 and 2012 have been affected by an increase in the number of claims received that we are reviewing for potential violations of our insurance policies. The following table shows the projected net cumulative denial and rescission rates in our total first-lien portfolio, net of both actual and expected reinstatements, as of December 31, 2012, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Claims Resolved (2)
Q1 2010	18.5%	100%
Q2 2010	17.6%	100%
Q3 2010	16.0%	100%
Q4 2010	17.4%	100%
Q1 2011	20.8%	99%
Q2 2011	24.6%	99%
Q3 2011	28.1%	97%
Q4 2011	23.2%	94%
Q1 2012	21.3%	84%
Q2 2012	19.4%	59%
 ______________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of December 31, 2012. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change. As discussed in footnote (2) below, these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and potentially reinstated or overturned, respectively. For the third and fourth quarters of 2012, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful and, therefore, they are not presented.

We considered the sensitivity of first-lien loss reserve estimates at December 31, 2012 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at December 31, 2012), we estimated that our loss reserves would change by approximately $87 million at December 31, 2012. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at December 31, 2012), we estimated that our loss reserves would change by approximately $5 million at December 31, 2012. For every one percentage point change in our overall default to claim rate (which we estimate to be 47% at December 31, 2012, including our assumptions related to rescissions and denials), we estimated a $55 million change in our loss reserves at December 31, 2012.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table shows our mortgage insurance reserve for losses and LAE by category at the end of each period indicated:

	Year Ended December 31,
(In thousands)	2012	2011
Reserves for losses by category:
Prime	$1,739,968	$1,748,412
Alt-A	564,719	612,423
A minus and below	361,533	370,806
Reinsurance recoverable (1)	83,238	151,569
Total primary reserves	2,749,458	2,883,210
Pool insurance	323,403	353,583
Total first-lien reserves	3,072,861	3,236,793
Second-lien and other (2)	10,747	11,107
Total reserve for losses	$3,083,608	$3,247,900
______________________

(1)	Primarily represents ceded losses on captive transactions and Smart Home.

(2)	Does not include second-lien premium deficiency reserve.
Deteriorating markets in California and Florida, where non-prime and non-traditional mortgage products such as adjustable rate mortgages and interest-only loans were prevalent and where home prices have fallen significantly, have resulted in significant losses in our mortgage insurance business. During the prolonged period of rising home prices that preceded the current downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in this state. As mortgage credit performance in California and Florida has deteriorated, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions do not improve or continue to deteriorate. Approximately 20% of our primary mortgage insurance RIF at December 31, 2012 was concentrated in the states of California and Florida.
See Note 12 for information regarding our financial guaranty claim liabilities.

11. Reserve for Premium Deficiency
The PDR in our mortgage insurance business at December 31, 2012 and 2011 relates to our second-lien business.
The following table reconciles our mortgage insurance segment’s beginning and ending second-lien PDR for the periods indicated:

	Year Ended December 31,
(In thousands)	2012	2011
Balance at January 1	$3,644	$10,736
Incurred losses recognized in loss reserves	(1,897)	(11,143)
Premiums recognized in earned premiums	1,530	2,851
Changes in underlying assumptions	241	595
Accretion of discount and other	167	605
Balance at December 31	$3,685	$3,644

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of December 31, 2012 or December 31, 2011. Our pre-tax investment yield used as the discount rate in these present value calculations was 1.98% and 2.62% as of December 31, 2012 and 2011, respectively. Expected losses are based on an assumed paid claim rate of approximately 11.7% on our total first-lien insurance portfolio (6.6% on performing loans and 46.8% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased to 14.5%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
Evaluating the expected profitability of our existing mortgage insurance business and the need for a premium deficiency reserve for our first-lien business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a PDR may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty as currently exists. We cannot be certain that we have correctly estimated the expected profitability of our existing first-lien portfolio or that the second-lien PDR established will be adequate to cover ultimate losses on our second-lien business.
For our financial guaranty business, no PDR was necessary as of December 31, 2012 or 2011.

12. Financial Guaranty Insurance Contracts
The financial guaranty risk management function is structured by area of expertise and includes the following areas: risk analytics, public finance, structured finance and portfolio management.
Our public finance and structured finance groups utilize several tools to monitor our directly insured portfolio. We generally require, for each of our directly insured transactions, the delivery of periodic financial information, including covenant compliance reports that are reviewed by the risk manager assigned to the particular credit. For substantially all of our direct public finance credits, each risk manager prepares regular written surveillance summaries for each credit that contain financial analysis of the credits. For our larger direct credits and for those credits for which our initial analysis indicates that a more comprehensive review is warranted, the risk manager prepares a more detailed surveillance report that includes additional financial analysis, together with the manager’s reassessment of the internal rating for the transaction. For our directly insured corporate CDO, TruPs CDO and CMBS CDO transactions, we perform quarterly stress analyses and we update our financial analysis on our TruPs CDO and CMBS CDO transactions at least quarterly. We monitor not only the nominal exposure for each obligor for which we provide protection in our corporate CDO transactions, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor.
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
 The portfolio management group oversees all portfolio level analysis and reporting of our insured financial guaranty portfolio. This group is also primarily responsible for the analysis of our assumed financial guaranty portfolio and the oversight of the credit risk relationship with our ceding companies. The head of the portfolio management team directs the “Watch and Reserve” process (which is more fully described below) and chairs the quarterly Watch and Reserve meetings, at which reserve recommendations are made on the portfolio.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Our risk management department reviews both performing and under-performing transactions. Performing credits generally have investment grade internal ratings, denoting nominal to moderate credit risk. However, net claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, should our financial guaranty risk management group disagree with the risk rating assigned by the ceding company, we may assign our own risk rating rather than use the risk rating assigned by the ceding company.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Special Mention. This category includes insured transactions that are internally rated no more than two rating levels below investment grade. Although these insured transactions typically are not performing as expected, we have determined that such transactions are not expected to have severe, prolonged stress and we do not believe that claim payments are imminent. The credits in this category could have all or some of the following characteristics:

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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
In general, in response to deterioration in the credit performance of a transaction, risk management works with the appropriate parties in an attempt to avoid a default or to minimize the claims that we may be obligated to pay on our policy. Loss mitigation can consist of:

•	restructuring the obligation;

•	enforcing available security arrangements;

•	working with the issuer to work through or to find alternatives to mitigate the impact of financial management and/or potential political factors;

•	when appropriate, exercising applicable rights to replace servicers, trustees, advisers or the other parties responsible for the performance of the transaction; and

•	purchasing the insured obligation at a discount to its net par outstanding.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table includes information as of December 31, 2012 regarding our financial guaranty claim liabilities, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in thousands)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	10	121	73	111	315
Remaining weighted-average contract period (in years)	21	18	20	27	20
Insured contractual payments outstanding:
Principal	$2,313	$951,361	$669,083	$339,556	$1,962,313
Interest	232	543,648	365,705	169,268	1,078,853
Total	$2,545	$1,495,009	$1,034,788	$508,824	$3,041,166
Gross claim liability	$—	$16,884	$266,977	$86,032	$369,893
Less:
Gross potential recoveries	—	678	293,175	66,351	360,204
Discount, net	—	2,586	(71,939)	1,199	(68,154)
Net claim liability (prior to reduction for unearned premium)	$—	$13,620	$45,741	$18,482	$77,843
Unearned premium revenue	$31	$22,675	$12,142	$—	$34,848
Net claim liability reported in the balance sheet	$—	$6,541	$39,268	$18,482	$64,291
Reinsurance recoverables	$—	$—	$—	$—	$—
A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash outflows. Included in accounts and notes receivable and unearned premiums on our consolidated balance sheets are the present value of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis as of December 31, 2012 and 2011 are as follows:

	December 31,
(In thousands)	2012	2011
Premiums receivable	$28,929	$34,287
Unearned premiums	33,605	39,773

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The accretion of these balances is included either in premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our consolidated statements of operations. The accretion included in premiums written, premiums earned and policy acquisition costs for the years ended December 31, 2012 and 2011 was as follows:

	December 31,
(In thousands)	2012	2011
Premiums written	$999	$1,174
Premiums earned	999	1,174
Policy acquisition costs	212	243
The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at December 31, 2012.
The following table shows the nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of December 31, 2012.

(In thousands)	Future Expected Premium Payments
1st quarter 2013	$1,391
2nd quarter 2013	769
3rd quarter 2013	976
4th quarter 2013	567
2013	3,703
2014	2,822
2015	2,729
2016	2,339
2017	2,166
2013 - 2017	13,759
2018 - 2022	8,627
2023 - 2027	5,753
2028 - 2032	3,736
After 2032	4,725
Total	$36,600

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table shows the rollforward of the net present value of premiums receivable as of December 31, 2012 and 2011:

	December 31,
(In thousands)	2012	2011
Balance at January 1	$34,287	$43,966
Payments received	(4,033)	(4,882)
Accretion	787	931
Adjustments to installment premiums	(1,007)	(508)
Foreign exchange revaluation	40	813
Recaptures/commutation	(1,145)	(6,033)
Balance at December 31	$28,929	$34,287

Premiums earned were affected by the following for the years ended December 31, 2012 and 2011:

	December 31,
(In thousands)	2012	2011
Refundings	$33,985	$27,187
Recaptures/Commutations	(16,269)	2,829
Adjustments to installment premiums, gross of commissions	(2,277)	406
Unearned premium acceleration upon establishment of case reserves	1,109	3,155
Foreign exchange revaluation, gross of commissions	46	1,129
Reinsurance agreements	(5,996)	—
Total adjustment to premiums earned	$10,598	$34,706

The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no refundings of any financial guaranty obligations, as of December 31, 2012.

(In thousands)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
1st quarter 2013	$241,736	$5,489	$225	$5,714
2nd quarter 2013	234,372	7,364	221	7,585
3rd quarter 2013	227,437	6,935	216	7,151
4th quarter 2013	218,854	8,583	212	8,795
2013	218,854	28,371	874	29,245
2014	195,816	23,038	807	23,845
2015	177,146	18,670	763	19,433
2016	160,821	16,325	705	17,030
2017	145,589	15,232	652	15,884
2013 - 2017	145,589	101,636	3,801	105,437
2018 - 2022	82,917	62,672	2,571	65,243
2023 - 2027	41,422	41,495	1,657	43,152
2028 - 2032	17,766	23,656	1,022	24,678
After 2032	—	17,766	1,161	18,927
Total	$—	$247,225	$10,212	$257,437

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table shows the significant components of changes in our financial guaranty claim liability for the years ended December 31, 2012, 2011 and 2010, excluding $2.0 million, $2.5 million and $4.3 million, respectively, related to our trade credit reinsurance and surety business, which is excluded from the accounting standard regarding accounting for financial guaranty insurance contracts by insurance enterprises.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Claim liability at January 1	$60,550	$67,447	$121,833
Incurred losses and LAE:
Increase in gross claim liability	188,222	68,082	86,224
Increase in gross potential recoveries	(235,787)	(76,105)	(74,157)
Decrease/(increase) in discount	84,646	7,506	(1,939)
Decrease/(increase) in unearned premiums	95	4,668	(1,085)
Incurred losses and LAE	37,176	4,151	9,044
Paid losses and LAE:
Current year	(4)	—	(1,636)
Prior years	(33,431)	(11,048)	(61,794)
Paid losses and LAE	(33,435)	(11,048)	(63,430)
Claim liability at December 31	$64,291	$60,550	$67,447
Components of incurred losses and LAE:
Claim liability established in current period	$9,063	$2,254	$1,714
Changes in existing claim liabilities	28,113	1,897	7,330
Total incurred losses and LAE	$37,176	$4,151	$9,044
Components of decrease/(increase) in discount:
Decrease/(increase) in discount related to claim liabilities established in current period	$81,061	$177	$(6,377)
Decrease in discount related to existing claim liabilities	3,585	7,329	4,438
Total decrease/(increase) in discount	$84,646	$7,506	$(1,939)
In 2012, we significantly increased our estimated gross claim liability associated with a project finance credit within our public finance insured portfolio, with net par outstanding of $69.9 million at December 31, 2012, based primarily on refinancing risk upon the maturity or scheduled principal amortization of the insured obligations beginning in 2017. Revenues for the project, however, serve as collateral for our insured risk and we have also projected a full recovery of the gross claim over time, which has resulted in an increase in our potential recovery and a decrease in our discount amount for 2012. We paid $23.5 million to settle our obligations related to our exposure to insured sovereign indebtedness of Greece in the third quarter of 2012, which was the reason for the increase in paid claims related to prior years and change in existing claim liabilities in 2012.
As of December 31, 2012, we have $2.9 billion of net par outstanding related to international public finance obligations, including $171.8 million of sovereign risk. Our sovereign risk to the six countries whose sovereign obligations have been under stress due to economic uncertainty, potential restructuring and additional ratings downgrades was as follows: Spain $47.5 million, Hungary $22.5 million, Italy $20.5 million and Portugal $0.9 million. We had no exposure to Ireland or Greece at December 31, 2012.
Our financial guaranty loss reserve estimate involves significant judgment surrounding the estimated probability of the likelihood, magnitude and timing of each potential loss based upon different loss scenarios. The probabilities, assumptions and estimates we use to establish our financial guaranty loss reserves are subject to uncertainties, particularly given the current economic and credit environments, including uncertainties regarding our public finance municipal exposures and international sovereign risk exposures. We continue to monitor the uncertainties surrounding our portfolio and it is possible that the actual losses paid could differ materially from our present estimates.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows, as of the dates indicated:

December 31, 2012	2.00%
December 31, 2011	2.80%
December 31, 2010	3.69%
December 31, 2009	3.81%

13. Long-Term Debt
The carrying value of our long-term debt at December 31, 2012 and 2011 was as follows:

		December 31,
(In thousands)		2012	2011
5.625%	Senior Notes due 2013	$79,449	$252,267
5.375%	Senior Notes due 2015	249,868	249,819
3.000%	Convertible Senior Notes due 2017	334,254	316,498
	Total long-term debt	$663,571	$818,584
In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. In April 2004, we entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month London Interbank Offered Rate (LIBOR). We terminated these swaps in January 2008. The basis adjustment of $11.5 million that resulted from the interest-rate swaps, and that was recorded as an increase to the long-term debt carrying value, was amortized to interest expense over the remaining term of the debt.
On February 23, 2012, Radian Group commenced a “Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of its outstanding 2013 Notes. We acquired $146.5 million in aggregate principal amount of the 2013 Notes as a result of the Tender Offer for a price of $900 per $1,000 principal amount of Notes, which represented 59% of the principal amount of the 2013 Notes outstanding. The transaction resulted in a realized gain of $15.2 million, representing the excess of carrying value over the purchase price. During the second and third quarters of 2012, Radian Group purchased an additional $24.1 million in aggregate principal amount of the outstanding 2013 Notes resulting in an additional gain of $1.0 million. We repaid the remaining outstanding balance of $79.4 million of the 2013 Notes upon maturity on February 15, 2013.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
On December 3, 2012, Radian Group commenced an offer to eligible holders to exchange any and all of its outstanding 5.375% Senior Notes due June 15, 2015 (previously defined as the “Old Notes”) for a new series of 9.000% Senior Notes due June 15, 2017 (previously defined as the “New Notes”) and additional cash consideration in certain circumstances (previously defined as the “Exchange Offer”) for purposes of improving its debt maturity profile. The total exchange consideration received by tendering eligible holders of the Old Notes consisted of: (i) an equal principal amount of New Notes for each $1,000 principal amount of outstanding Old Notes tendered and accepted; and  (ii) an early participation payment of $25.00 in cash for each $1,000 principal amount of Old Notes tendered and accepted, paid only to eligible holders who tendered their Old Notes on or before December 14, 2012. In addition, eligible holders whose Old Notes were accepted for exchange, received a cash payment representing accrued and unpaid interest for such Old Notes from December 15, 2012, the most recent payment date for interest on the Old Notes to, but not including, the settlement date, January 4, 2013. The Exchange Offer expired on December 31, 2012. Of the $250 million aggregate principal amount of Old Notes that was outstanding as of December 3, 2012, an aggregate principal amount of $195.2 million was validly tendered. On January 4, 2013, we delivered in exchange for the Old Notes tendered in the Exchange Offer, an aggregate principal amount of $195.2 million of New Notes, as well as $0.6 million in accrued and unpaid interest on the exchanged Old Notes. In accordance with the terms of the Exchange Offer, we also paid additional aggregate cash consideration of $4.9 million in respect of $195.2 million aggregate principal amount of Old Notes tendered before December 14, 2012.
Both the notes issued in February 2003, the notes issued in June 2005 and the New Notes issued in January 2013 have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates, modification of the covenants and the Company maintaining its office or agency and existence. Additionally, the indentures governing these notes include covenants restricting the Company from encumbering the capital stock of a designated subsidiary (as defined in the respective indentures for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or the Company retains more than 80% of the stock with ordinary voting rights.
In November 2010, we issued $450 million principal amount of 3.000% convertible, unsecured senior notes due November 15, 2017 (the “2017 Convertible Senior Notes”) and received proceeds of $391.3 million, which was net of underwriting expenses and the cost of the capped call as discussed further below. Interest is payable semi-annually on May 15 and November 15 of each year. These notes also have standard covenants related to the payments of the notes, reports, compliance certificates, modification of the covenants and the Company maintaining its corporate existence.
Holders of these notes may convert their notes from August 15, 2017 up to the close of business on the second scheduled trading day immediately preceding the maturity date (the “Conversion Period”), subject to certain conditions. Upon a conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation that is in excess of the aggregate principal amount of the notes being converted. The conversion rate initially is 85.5688 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $11.69 per share of common stock). The conversion rate is subject to adjustment in certain events, but is not adjusted for any accrued and unpaid interest. In addition, following certain corporate events, we will increase the conversion rate for a holder who elects to convert their notes in connection with that corporate event in certain circumstances.

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
This transaction is accounted for under the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. Our convertible notes fall within the scope of this standard due to our ability to elect to repay the conversion premium in cash or shares.
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
Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our consolidated balance sheets as follows:

	December 31,
(In thousands)	2012	2011
Liability component:
Principal	$450,000	$450,000
Less: debt discount, net (1)	(115,746)	(133,502)
Net carrying amount	$334,254	$316,498
Equity component (net of tax impact) (2)	$65,679	$65,679
__________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Included within additional paid-in capital, net of capped call transactions and related issuance costs.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table sets forth total interest expense recognized related to the convertible notes for the periods indicated:

	December 31,
	2012	2011
($ in thousands)
Contractual interest expense	$13,500	$13,500
Amortization of debt issuance costs	1,094	1,039
Amortization of debt discount	17,756	16,131
Total interest expense	$32,350	$30,670
Effective interest rate of the liability component	9.75%	9.75%
In connection with the November 2010 offering of the convertible notes, we also entered into capped call transactions with an affiliate of Morgan Stanley & Co., Incorporated (“Morgan Stanley”), whose obligations have been guaranteed by Morgan Stanley. The capped call transactions are intended to offset the potential dilution to our common stock and/or any potential cash payments that may be required to be made by us upon conversion of the notes in excess of the principal amount of the notes, up to a stock price of approximately $14.11 per share, which is the initial cap on the counterparty’s share delivery obligation under the call option. If, however, the market value per share of our common stock, as measured under the terms of the capped call transactions, exceeds the applicable cap price of the capped call transactions, the number of shares of our common stock and/or the amount of cash we expect to receive upon the exercise of the capped call transactions will be capped and the anti-dilutive and/or offsetting effect of the capped call transactions will be limited. We paid approximately $46.1 million from the net proceeds from the issuance and sale of the convertible notes to purchase the capped call transactions.
The premium paid for the capped call transactions is recorded in additional paid-in capital in accordance with the accounting standard for derivative financial instruments indexed to, and potentially settled in, an entity’s own common stock and the accounting standard for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.
As noted above, the indentures for each of the Company’s outstanding notes include provisions generally customary for such securities. Furthermore, the indenture for the 2017 Convertible Senior Notes includes, among other terms, provisions under which the bankruptcy of the Company or the appointment of a receiver for the Company or for certain of its subsidiaries or other material assets would constitute an event of default under the indenture. Upon such a default, the note holders of the 2017 Convertible Senior Notes could declare the notes due and payable (which may, under certain circumstances, be automatically accelerated), which would constitute an event of default under the indentures for the 5.375% Senior Notes due 2015 and the 9.000% Senior Notes due 2017 (which were issued in January 2013 as part of the Exchange Offer). As described in Note 1, certain events could cause our applicable insurance regulator to appoint a receiver for our insurance subsidiaries. If this occurred, it would, unless waived by a majority of the note holders, constitute an event of default under the indenture for the 2017 Convertible Senior Notes, and therefore, also cause an event of default under the indentures for the 5.375% Senior Notes due 2015 and the 9.000% Senior Notes due 2017 (which were issued in January 2013).

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

14. Other Comprehensive Income
The following table shows our total other comprehensive income as of the periods indicated:

	Year Ended December 31, 2012
(In thousands)	Before Tax	Tax Effect	Net of Tax
Other comprehensive income:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	$(11)	$(4)	$(7)
Less: Reclassification adjustment for liquidation of foreign subsidiary and other adjustments included in net (loss) income	—	—	—
Net foreign currency translation adjustments	(11)	(4)	(7)
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	21,743	7,611	14,132
Less: Reclassification adjustment for net gains (losses) included in net (loss) income	8,624	(648)	9,272
Net unrealized gains on investments	13,119	8,259	4,860
Other comprehensive income	$13,108	$8,255	$4,853
	Year Ended December 31, 2011
(In thousands)	Before Tax	Tax Effect	Net of Tax
Other comprehensive income:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	$6,265	$—	$6,265
Less: Reclassification adjustment for liquidation of foreign subsidiary and other adjustments included in net (loss) income	38,672	11,367	27,305
Net foreign currency translation adjustments	(32,407)	(11,367)	(21,040)
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	7,400	—	7,400
Less: Reclassification adjustment for net losses included in net (loss) income	(47,448)	(15,520)	(31,928)
Net unrealized gains on investments	54,848	15,520	39,328
Other comprehensive income	$22,441	$4,153	$18,288

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	Year Ended December 31, 2010
(In thousands)	Before Tax	Tax Effect	Net of Tax
Other comprehensive income:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	$5,065	$1,737	$3,328
Less: Reclassification adjustment for liquidation of foreign subsidiary and other adjustments included in net (loss) income	799	280	519
Net foreign currency translation adjustments	4,266	1,457	2,809
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	63,329	22,165	41,164
Less: Reclassification adjustment for net losses included in net (loss) income	(5,817)	(2,036)	(3,781)
Net unrealized gains on investments	69,146	24,201	44,945
Other comprehensive income	$73,412	$25,658	$47,754

15. Income Taxes
The components of our consolidated income tax provision are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Current	$1,271	$59,604	$(155,219)
Deferred	6,000	6,758	381,408
Total income tax provision	$7,271	$66,362	$226,189
The reconciliation of taxes computed at the statutory tax rate of 35% for 2012, 2011 and 2010 to the provision for income taxes is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
(Benefit) provision for income taxes computed at the statutory tax rate	$(155,469)	$128,979	$(552,887)
Change in tax resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of proration)	(3,101)	(5,237)	(15,592)
Foreign tax expense (benefit)	146	(13,496)	(10,397)
State tax expense (benefit)	4,003	(6,224)	(15,692)
Unrecognized tax (benefit) expense	(2,906)	17,860	(25,915)
Deferred inventory adjustment related to fair value of derivatives and other financial instruments	(23,217)	—	—
Valuation allowance	188,290	(50,582)	844,975
Other, net	(475)	(4,938)	1,697
Provision for income taxes	$7,271	$66,362	$226,189

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The significant components of our net deferred tax assets and liabilities are summarized as follows:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Accrued expenses	$51,049	$41,011
Unearned premiums	36,060	14,327
PDR	1,290	1,275
NOL	666,633	666,407
Differences in fair value of derivative and other financial instruments	54,335	—
Rescission premium	16,797	20,015
State NOL carryforward	31,744	31,825
Foreign tax credit carryforward	26,292	26,884
Depreciation	5,478	5,037
Partnership investments	65,704	64,544
Loss reserves	39,540	—
Residual interest in LPV	24,084	—
Other	53,319	57,127
Total deferred tax assets	1,072,325	928,452
Deferred tax liabilities:
Deferred policy acquisition costs	30,882	48,969
Convertible debt	28,449	32,091
Differences in fair value of derivative and other financial instruments	—	3,591
Net unrealized gain on investments	8,783	4,191
Loss reserves	—	9,744
Foreign currency	18	22
Other	14,536	16,169
Total deferred tax liabilities	82,668	114,777
Valuation allowance	989,657	797,700
Net DTA	$—	$15,975
 As of December 31, 2012, we recorded a net current income tax payable of approximately $132.7 million, which primarily consists of liabilities related to applying the standards of accounting for uncertainty in income taxes and a current federal income tax recoverable of approximately $8.1 million. For federal income tax purposes, we have approximately $1.9 billion of NOL carryforwards and $26.3 million of foreign tax credit carryforwards as of December 31, 2012. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032 and the foreign tax credit carryforwards will expire during tax years 2018 through 2020. Certain entities within our consolidated group have also generated DTAs of approximately $31.7 million relating to state and local NOL carryforwards, which if unutilized, will expire during various future tax periods. During 2011, we recognized approximately $728.0 million of estimated cancellation of indebtedness taxable income resulting from our partnership interest in C-BASS, which filed for Subchapter 11 bankruptcy protection on November 12, 2010 and was formally liquidated pursuant to the Plan of Liquidation that was confirmed on April 25, 2011. During 2012, C-BASS amended its 2011 federal tax return and, as a result, our share of cancellation of indebtedness taxable income decreased to approximately $667.0 million. Such cancellation of indebtedness income was fully offset by our NOLs.
A valuation allowance of approximately $989.7 million and $797.7 million was recorded against our net DTA of approximately $989.7 million and $813.7 million at December 31, 2012 and 2011, respectively. The remaining DTA of approximately $16.0 million at December 31, 2011 represented our NOL carryback, which we expected to utilize as part of an overall settlement of proposed Internal Revenue Service (”IRS”) adjustments relating to tax years 2000 through 2007. For the year ended December 31, 2012, our valuation allowance increased by approximately $192.0 million, of which approximately $3.7 million of the increase was included in other comprehensive income. Additionally, approximately $16.0 million of the 2012 increase resulted from recent developments regarding our IRS Office of Appeals (”Appeals”) settlement efforts, which leads us to believe that a settlement with Appeals is no longer likely, as discussed in more detail below.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Our ability to fully use our tax assets such as NOLs and tax credit carryforwards would be substantially limited if we experience an “ownership change” within the meaning of Section 382 of the IRC of 1986, as amended (“Section 382”). Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, in general, an ownership change would occur if our five percent shareholders, as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. As of December 31, 2012, we have not experienced an ownership change under Section 382. However, if we were to experience a change in ownership under Section 382 in a future period, then we may be limited in our ability to fully utilize our NOL and tax credit carryforwards in future periods.
On October 8, 2009, our board of directors adopted a Tax Benefit Preservation Plan, which, as amended, was approved by our stockholders at the 2010 annual meeting. We also adopted certain amendments to our amended and restated bylaws and our stockholders approved at the 2010 annual meeting certain amendments to our amended and restated certificate of incorporation. The plan, the bylaw amendment and the charter amendment were implemented in order to protect our ability to utilize our NOLs and other tax assets and prevent an “ownership change” under U.S. federal income tax rules. These provisions restrict or discourage certain transfers of our common stock that would: (i) create or result in a person becoming a five-percent shareholder under Section 382; or (ii) increase the stock ownership of any existing five-percent shareholder under Section 382.
We are currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. We appealed these proposed adjustments to Appeals and made “qualified deposits” with the U.S. Department of the Treasury in the amount of approximately $85.0 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4.0 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments. In late December 2010, we reached a tentative settlement agreement with Appeals. However, because we had claimed a refund of approximately $105.0 million with respect to our 2006 and 2007 taxable years based on a carryback of an NOL generated from our 2008 taxable year, review of the tentative settlement agreement by the Joint Committee on Taxation (“JCT”) was required. After the JCT completed its review, Appeals reconsidered the tentative settlement and informed us that it was no longer willing to enter into a settlement based on the originally proposed terms.
We have made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and plans to issue a formal notice of deficiency within three to six months. Based on these recent developments, we do not currently believe that a settlement is likely. Upon receipt of the notice of deficiency, we will have ninety days to either pay the assessed tax liabilities, penalties and interest (the “deficiency amount”) in full or petition the U.S. Tax Court to litigate the deficiency amount. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. After discussions with outside counsel about the issues raised in the examination we believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows. See further discussion below concerning unrecognized tax benefits relating to this IRS matter.
As of December 31, 2012, we have approximately $59.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. The table below details the cumulative effect of applying the provisions of the standard relating to accounting for uncertainty of income taxes as of December 31, 2012.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The effect of unrecognized tax benefits on our consolidated balance sheets and results of operations is as follows:

(In thousands)	December 31, 2011	Decrease	December 31, 2012
Unrecognized tax benefits	$125,757	$(11,744)	$114,013
Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$61,901	$(2,907)	$58,994
Interest and penalties accrued	$53,842	$(840)	$53,002
Interest and penalties charged to income tax benefit			$(840)
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2012	2011
Balance at beginning of period	$125,757	$92,845
Tax positions related to the current year:
Increases	1,209	1,268
Decreases	(1,624)	(2,005)
Tax positions related to prior years:
Increases	27,302	51,480
Decreases	(4,243)	(17,831)
Lapses of applicable statute of limitation	(34,388)	—
Balance at end of period	$114,013	$125,757
We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income generated from our investment in certain partnership interests. Although we believe that these tax positions are more likely than not to succeed if adjudicated in a court of last resort, measurement under this standard of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Our net unrecognized tax benefits related to prior years increased by approximately $23.0 million. This net increase primarily reflects the impact of unrecognized tax benefits associated with our recognition of certain premium income. Although unrecognized tax benefits for this item decreased by approximately $23.3 million due to the expiration of the applicable statute of limitations for the taxable period ended December 31, 2008, the related amounts continued to impact subsequent years resulting in a corresponding increase to the unrecognized tax benefits related primarily to the 2009 taxable year.
In January 2013, we were notified that Appeals rejected our latest settlement offer and plans to issue a formal notice of deficiency within three to six months.  Based on these recent developments, we do not currently believe that a settlement is likely, in which case we would likely litigate the disputed amounts.  Over the next twelve months, if we determine that a compromised settlement cannot be reached with Appeals, then it is estimated that approximately $65.2 million of unrecognized tax benefits in the above tabular reconciliation may be reversed pursuant to the accounting standard for uncertain tax positions.
In the event we are not successful in defense of our tax positions taken for U.S. Federal income tax purposes, and for which we have recorded unrecognized tax benefits, then such adjustments originating in NOL or NOL carryback years may serve as a reduction to our existing NOL.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 - 2007(1), 2009 - 2011
Significant State and Local Jurisdictions (2)	1999 - 2011
_________________________

(1)
We are currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 tax years. As part of this process, we have agreed to extend all relevant statute of limitations for the assessment of tax to June 30, 2013. All such statute of limitation extensions have limited the scope of the examinations to the recognition of certain tax benefits that relate to our investment in a portfolio of non-economic REMIC residual interests.

(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania, Texas and New York City.

16. Statutory Information
Radian Group serves as the holding company for our insurance subsidiaries, through which we conduct the business of our mortgage insurance and financial guaranty business segments. These insurance subsidiaries are subject to various requirements of the GSEs and our insurance regulators, including comprehensive, detailed regulation by the insurance departments in the various states where our insurance subsidiaries are domiciled or licensed to transact business. These regulations include various capital requirements and dividend restrictions based on our insurance subsidiaries’ statutory financial position and results of operations, as described below. As of December 31, 2012, the amount of restricted net assets held by our consolidated insurance subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $1.2 billion of our consolidated net assets.
The ability of Radian Guaranty, RMAI, Radian Insurance Inc. (“Radian Insurance”) and Radian Mortgage Insurance Inc. (“Radian Mortgage Insurance”) to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania, their state of domicile. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s positive unassigned surplus, measured as of the end of the prior fiscal year, unless the Pennsylvania Insurance Commissioner approves the payment of dividends or other distributions from another source. Radian Guaranty, RMAI, Radian Insurance and Radian Mortgage Insurance had negative unassigned surplus at December 31, 2012 of $685.1 million, $160.5 million, $317.3 million and $85.4 million, respectively, compared to negative unassigned surplus of $767.7 million, $162.5 million, $379.1 million and $87.1 million, respectively, at December 31, 2011. In addition, in the event an insurer had positive unassigned surplus as of the end of the prior fiscal year, without the prior approval of the Pennsylvania Insurance Commissioner, such insurer only may pay dividends or other distributions during any 12-month period in an aggregate amount less than or equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. Due to the negative unassigned surplus at the end of 2012, no dividends or other distributions can be paid from Radian Guaranty, RMAI, Radian Insurance or Radian Mortgage Insurance in 2013, without approval from the Pennsylvania Insurance Commissioner. Neither Radian Guaranty, RMAI, Radian Insurance nor Radian Mortgage Insurance paid any dividends in 2012 or 2011.
Radian Guaranty’s statutory net loss, statutory surplus and contingency reserve as of and for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
(In millions)	2012	2011	2010
Statutory net loss	$(175.9)	$(545.1)	$(535.2)
Statutory surplus	926.0	843.2	1,295.7
Contingency reserve	—	—	19.6
Radian Guaranty’s risk-to-capital calculation appears in the table below. For purposes of the risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory capital and surplus) plus statutory contingency reserves.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

	December 31,
	2012	2011
($ in millions)
RIF, net (1)	$19,226.7	$18,095.7

Statutory surplus	$926.0	$843.2
Statutory contingency reserve	—	—
Statutory position	$926.0	$843.2

Risk-to-capital	20.8:1	21.5:1
 _______________________

(1)	RIF, net excludes risk ceded through reinsurance contracts (to both external parties as well as subsidiaries and affiliates) and RIF on defaulted loans.
The improvement in Radian Guaranty’s risk-to-capital ratio in 2012 was primarily due to: (1) the release of contingency reserves at Radian Asset Assurance as a result of the Assured Transaction, which benefited Radian Guaranty’s surplus; (2) realized investment gains; and (3) the impact of the Reinsurance Transactions entered into in 2012, as well as amounts ceded to subsidiaries and affiliates in 2012. This benefit was partially offset by a statutory net loss incurred at Radian Guaranty.
As described in Note 9, Radian Guaranty entered into the Initial Quota Share Reinsurance Transaction effective April 1, 2012, and in the fourth quarter of 2012 agreed to the terms of the Second Quota Share Reinsurance Transaction. Our ceded RIF under the Initial Quota Share Reinsurance Transaction at December 31, 2012 was $1.5 billion. The agreed upon terms of the Second Quota Share Reinsurance Transaction provide for additional ceded risk of $750 million initially and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion. As of December 31, 2012, the amount ceded pursuant to the Second Quota Share Reinsurance Transaction was $368.4 million of Radian Guaranty’s RIF.
Radian Insurance is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states. Radian Insurance’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
(In millions)	2012	2011	2010
Statutory net income	$58.0	$4.3	$43.9
Statutory policyholders’ surplus	218.6	156.8	151.7
Contingency reserve	20.6	—	1.5
RMAI is required to maintain statutory-basis capital and surplus of $1.125 million. Radian Group and RMAI are parties to a guaranty agreement, which provides that Radian Group will make sufficient funds available to RMAI to ensure that RMAI has a minimum of $5 million of statutory policyholders’ surplus every calendar quarter. RMAI’s statutory net income (loss) and statutory policyholders’ surplus as of and for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
(In millions)	2012	2011	2010
Statutory net income (loss)	$2.0	$(0.6)	$7.4
Statutory policyholders’ surplus	18.5	16.5	17.1

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Radian Mortgage Insurance is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states. Radian Mortgage Insurance received capital contributions totaling $60 million in 2012 to improve its risk-to-capital position in conjunction with the transfer of risk under the intercompany reinsurance agreement executed in 2012. Radian Mortgage Insurance had no contingency reserves at December 31, 2012, 2011 or 2010. Radian Mortgage Insurance’s statutory net income (loss) and statutory policyholders’ surplus as of and for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
(In millions)	2012	2011	2010
Statutory net income (loss)	$1.7	$(11.1)	$(60.6)
Statutory policyholders’ surplus	81.8	20.0	10.1
CMAC of Texas’ ability to declare dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Texas, its state of domicile. The insurance laws of the State of Texas limit the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Texas Insurance Commissioner. Under such test, CMAC of Texas may pay dividends during any 12-month period in an amount equal to the greater of: (i) 10% of the preceding year-end statutory policyholders’ unassigned surplus; or (ii) the preceding year-end statutory net income. In accordance with such restrictions, no dividends may be paid by CMAC of Texas in 2013, without prior regulatory approval.
CMAC of Texas is required to maintain a minimum statutory surplus of $20 million to remain an authorized reinsurer in all states.
Radian Group’s U.S. Consolidated federal income tax returns, which include CMAC of Texas’s federal tax returns, were under examination by the IRS for tax years 2000 through 2007. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years. Effective December 31, 2011, Radian Group and CMAC of Texas entered into an Assumption and Indemnification Agreement with regard to these proposed adjustments. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by CMAC of Texas. This indemnification was in lieu of an immediate capital contribution that otherwise would have been needed from Radian Group to CMAC of Texas, based on an estimate for this potential liability, in order for CMAC of Texas to maintain its minimum statutory surplus requirements. There remains significant uncertainty with regard to the amount and timing of any resolution with the IRS. See Note 15 for further information regarding the examination by the IRS for the 2000 through 2007 tax years.
CMAC of Texas had no contingency reserves at December 31, 2012, 2011 or 2010. CMAC of Texas’s statutory net income (loss) and statutory policyholders’ surplus as of and for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
(In millions)	2012	2011	2010
Statutory net income (loss)	$16.0	$(46.6)	$(194.7)
Statutory policyholders’ surplus	42.3	26.2	40.8
Radian Asset Assurance’s ability to pay dividends to its parent, Radian Guaranty, is restricted by certain provisions of the insurance laws of New York, its state of domicile. Under the New York insurance laws, Radian Asset Assurance may only pay dividends from statutory earned surplus. Without the prior approval from the NYSDFS, Radian Asset Assurance can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding 12 months, is the lesser of 10% of its statutory surplus to policyholders, as shown by its last statement on file with the NYSDFS, or 100% of statutory adjusted net investment income. In July 2012, June 2011 and June 2010, Radian Asset Assurance paid dividends of $54.0 million, $53.4 million and $69.2 million, respectively, to Radian Guaranty. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend to Radian Guaranty in the third quarter of 2013 of approximately $35 million. As of December 31, 2012, Radian Asset Assurance maintained claims paying resources of $1.8 billion, which for our financial guaranty business includes statutory surplus of $1.1 billion, plus contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Due to current expectations with respect to the credit performance of the Terminated TruPs Bonds, we have established an associated salvage recovery for statutory accounting purposes, which as of December 31, 2012 was approximately $76.3 million and is included in Radian Asset Assurance’s and Radian Guaranty’s statutory surplus as of December 31, 2012. Although Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs, the amount of salvage recovery remains at risk and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds, including, in the case of four of the Terminated TruPs CDOs, the risk that an event of default occurs and is continuing after 2016 or 2017, as applicable. If such event of default were to occur, it would result in a loss for such Terminated TruPs CDO that would be determined based on the difference between the par value and the market value thereof. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, Radian Asset Assurance’s projected and actual salvage recovery from the LPV may be materially reduced or eliminated.
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
New York insurance law also establishes aggregate risk limits on the basis of aggregate net liability as compared with statutory capital. “Aggregate net liability” is a risk-based calculation based on outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment grade obligations. As of December 31, 2012, the aggregate net liability of Radian Asset Assurance was significantly below the applicable limit.
New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $1.4 million separately required for the other lines of insurance that it is licensed to write, our financial guaranty insurance subsidiary is required to have an aggregate minimum policyholders’ surplus of $66.4 million. Radian Asset Assurance’s statutory net income, statutory surplus and contingency reserve as of and for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
(In millions)	2012	2011	2010
Statutory net income	$103.3	$69.1	$58.0
Statutory surplus	1,144.1	973.9	1,048.6
Contingency reserve	300.1	421.4	392.6
We and our insurance subsidiaries are subject to comprehensive, detailed regulation that is principally designed for the protection of our insured policyholders rather than for the benefit of investors, by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to state agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. We did not use any such permitted practices during the years ended December 31, 2012, or 2011.
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
(d) The NAIC adopted Statement of Statutory Accounting Principles (“SSAP”) No. 101, Income Taxes, A Replacement of SSAP No. 10R and SSAP No. 10 (“SSAP 101”) effective January 1, 2012. Under SSAP 101, the benefit to statutory capital allowed for certain deferred tax assets will be eliminated if the reporting entity does not meet the minimum capital and reserve requirements for the state of domicile. Prior to January 1, 2012, we followed SSAP No. 10R, Income Taxes - Revised, A Temporary Replacement of SSAP No. 10, under which we only included a provision for current income taxes as a component of net income. Deferred taxes, subject to certain limitations, were recorded in the STAT balance sheets with any changes thereto recognized via a change in statutory surplus. The company did not experience a material impact to overall statutory capital as a result of the adoption of SSAP 101.
(e) Under STAT, investment grade fixed-maturity investments are valued at amortized cost and below investment grade securities are carried at the lower of amortized cost or market value. Under GAAP, those investments that the statutory insurance entities do not have the ability or intent to hold to maturity are considered to be either available for sale or trading securities and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to stockholders’ equity or current operations, as applicable.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

(h) Under STAT, the accounting standard regarding accounting for derivative instruments and hedging activities is not applicable, except for changes associated with known credit losses. Any derivative loss payments that are made are included in the provision for losses.
(i) Under STAT, the accounting standard regarding accounting for transfers and servicing of financial assets and extinguishment of liabilities and the accounting standard regarding consolidation of VIEs are not applicable.

17. Share–Based and Other Compensation Programs
We have an equity compensation plan, the Radian Group Inc. 2008 Equity Compensation Plan (the “2008 Equity Plan”), pursuant to which we grant equity awards. The 2008 Equity Plan replaced our prior equity plan, the 1995 Equity Compensation Plan (the “1995 Equity Plan” and together with the 2008 Equity Plan, the “Equity Plans”). In adopting the 2008 Equity Plan, we agreed not to grant any new awards under the 1995 Equity Plan. The last awards granted pursuant to the 1995 Equity Plan were granted in 2008. All awards granted under the Equity Plans have been in the form of non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and phantom stock. The maximum contractual term for all awards under the Equity Plans is 10 years.
The 2008 Equity Plan authorizes the issuance of up to 6,417,000 shares of our common stock, of which there were 1,329,689 shares remaining available for grant as of December 31, 2012 (the “share reserve”). Each grant of restricted stock, RSUs, phantom stock or performance share awards under the 2008 Equity Plan (other than those settled in cash) reduces the reserve available for grant under the 2008 Equity Plan by 1.19 shares for every share subject to such grant (1.33 shares for grants made prior to May 13, 2009 and 1.14 shares for grants made on and after May 13, 2009 and prior to May 11, 2011). Awards under the 2008 Equity Plan that provide for settlement solely in cash (and not common shares) do not count against the share reserve. Absent this reserve adjustment for restricted stock, RSUs, phantom stock or performance share awards, our shares remaining available for grant under the 2008 Equity Plan would have been 1,768,249 shares as of December 31, 2012.
Unless otherwise described below, awards under the Equity Plans:

•
Generally vest 50% on the third and fourth anniversaries of the grant date and require the grantee to remain in service with us through the vesting period, except in the event of the grantee’s death, disability, retirement or upon a change of control.

•	Generally vest upon a grantee’s death, disability or retirement.

•
For awards granted prior to May 13, 2009, awards vest upon a change of control, defined as: (i) the acquisition by any third party of the beneficial ownership of 40% or more of our outstanding common stock (20% or more of our outstanding common stock for awards under the 1995 Equity Plan); (ii) the purchase by any third party of substantially all of our assets; or (iii) during any 24-month period, a change in 75% of the members of the board of directors with 75% of the prior members of the board of directors not approving such change.

•
Beginning in May 2009, awards granted under the 2008 Equity Plan provide for “double trigger” vesting in the event of a change of control, meaning that awards will vest in connection with a change of control only in the event the grantee’s employment is terminated by us without cause or the grantee terminates employment for “good reason,” in each case within 90 days before or one year after the change of control.

We estimate that the vesting of awards as a result of a change in control, including “double trigger” vesting in connection with a change in control as of December 31, 2012, would result in a pre-tax accounting charge to us of approximately $22.4 million, representing an acceleration of compensation expense.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

In addition to the 2008 Equity Plan, we have granted long-term incentive awards pursuant to a long-term performance-based incentive cash program. This program is conducted pursuant to two plans, the Radian Group Inc. 2008 Long-Term Performance Cash Plan (the “Officer LTI Plan”) and the 2008 Executive Long-Term Incentive Cash Plan (the “Executive LTI Plan” and together with the Officer LTI Plan, the “Cash Based LTI Plans”). Participants in the Cash Based LTI Plans include certain officers of Radian Group and its subsidiaries. In 2008, we granted an award under the Officer LTI Plan for which performance was based on our stock price growth (above a minimum threshold price), with a range of possible payouts corresponding to ranges of stock prices achieved. See “Officer LTI Plan (Cash Settled)” below. In addition to the 2008 award under the Officer LTI Plan, the Compensation and Human Resources Committee of our board of directors (the “Compensation Committee”) has granted cash incentive awards under the Cash Based LTI Plans that are not directly correlated with our stock price, but contain discretionary payments based on various fundamental business metrics. See “Other Compensation Programs” below.
We use the Monte Carlo valuation model to determine the fair value of all cash settled awards where stock price is a factor in determining the vesting, as well as for cash or stock settled performance awards where there exists a similar stock price based market condition (we refer to these awards as “Market Condition Awards”). The Monte Carlo valuation model incorporates multiple input variables, including expected life, volatility, risk-free rate of return and dividend yield for each award to estimate the probability that a vesting condition will be achieved. In determining these assumptions for the Monte Carlo valuations, we consider historic and observable market data.
Depending on certain characteristics of the awards granted under the various compensation programs noted above, they are accounted for as either liabilities or equity instruments. The following table summarizes awards outstanding and compensation expense recognized for each type of market condition award as of and for the periods indicated:

	December 31,
($ in thousands)	2012		2011		2010
Market Condition Compensation Programs	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)	Liability Recorded/ Equity Instruments Outstanding	Compensation Cost Recognized (1)
Liabilities:
RSUs—Cash Settled	$26,164	$21,301	$5,229	$480	$4,788	$1,774
SARs—Cash Settled	4,602	3,498	1,156	(5,229)	6,430	3,951
Officer LTI Plan	—	—	—	32	8,397	5,618
Liabilities	$30,766	24,799	$6,385	(4,717)	$19,615	11,343
Equity:
Stock Options	4,402,344	1,787	3,472,762	1,558	3,227,411	2,214
Phantom Stock	343,094	4	518,441	5	518,441	3,183
RSUs—Equity Settled	990,881	1,466	505,183	1,717	216,300	1,272
Restricted Stock	131,374	57	324,778	120	399,575	2,036
Employee Stock Purchase Plan (“ESPP”)		253		348		321
Equity		3,567		3,748		9,026
Total all share-based plans		$28,366		$(969)		$20,369
______________

(1)
For purposes of calculating compensation cost recognized, we consider awards effectively vested (and we recognize the full compensation costs) when grantees become retirement eligible. Under the terms of our awards, legal vesting upon retirement occurs when the grantee actually separates from service, except for awards granted to certain senior executives in which case vesting remains dependent on performance for the full term of the awards notwithstanding an executive’s early retirement.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table reflects additional information regarding all market condition awards for the years indicated:

	Year Ended December 31,
($ in thousands except per-share amounts)	2012	2011	2010
Total compensation cost recognized	$28,366	$(969)	$20,369
Less: Costs deferred as acquisition costs	465	171	551
Stock-based compensation expense impact on net (loss) income before income taxes—increase (decrease)	$27,901	$(1,140)	$19,818
Stock-based compensation expense impact on net (loss) income—decrease (increase)	$18,136	$(741)	$12,882
Excess tax benefits from stock-based payment arrangements	$—	$4	$—
Stock-based compensation expense impact on diluted (loss) income per share—increase (decrease)	$0.14	$(0.01)	$0.11
RSUs (Cash Settled)
Performance-Based RSUs—In 2012 and 2011, the Compensation Committee granted a total of 2,211,640 and 3,004,730, respectively, of performance-based RSUs (to be settled in cash) to eligible officers under the 2008 Equity Plan. These performance-based RSUs entitle grantees to a cash amount equal to the fair market value of RSUs that have vested at the end of a three-year performance period.
Vesting of awards granted to executive officers in 2012 is dependent upon Radian Group’s absolute “total stockholder return” (“TSR”) and Radian Group’s relative TSR compared to the relative TSR of the companies listed on the NASDAQ 100 Financial Index and our most directly comparable mortgage insurance peers (the “2011 and 2012 TSR Peer Groups”), with a maximum payout at the end of the three-year performance period of 200% of a grantee’s target number of RSUs. If Radian Group’s absolute TSR during the performance period is negative, the payout of the performance-based RSUs awarded will be at 0% and none of the performance-based RSUs will vest. If Radian Group’s absolute TSR is positive, the payout will be determined based on an analysis of both Radian Group’s relative TSR and absolute TSR, beginning with an assessment of Radian Group’s relative TSR.
Vesting of awards granted to non-executives in 2012 and to both non-executives and executives in 2011 is dependent upon the performance of Radian Group’s TSR compared to TSRs of the 2011 and 2012 TSR Peer Groups, with a maximum payout at the end of the three-year performance period of 200% of a grantee’s target number of RSUs.
Vesting of the performance-based RSUs awarded to executives and non-executives in 2010 is based on two factors, both equally weighted at 50% of the total performance target: (1) the performance of Radian Group’s relative TSR compared to the TSRs of an industry peer group, with a maximum payout of 100% of the peer target (i.e., 50% of the total performance target); and (2) the performance of Radian Group’s relative TSR compared to the TSRs of companies included in the S&P MidCap 400® index, with a maximum payout of 150% of the index target (i.e., 50% of the total performance target). Upon the occurrence of certain corporate events involving one or more companies included in the industry peer group, the performance goals for the entire award (between 0% and 150% of the total target award) would then be based on Radian Group’s relative TSR compared to the TSRs of companies included in the S&P MidCap 400® index.
In general, pursuant to the terms of the 2012 and 2011 award agreements, in the event of a grantee’s retirement, the award will continue to vest and be paid in accordance with the achievement of the performance goals as of the stated vesting date. Each RSU was granted at full value with no exercise price. The RSUs do not entitle the grantees to voting or dividend rights.
Timed-Vested RSUs—In 2012, the Compensation Committee awarded to certain non-executives 151,154 time-vested RSUs (to be settled in cash) under the 2008 Equity Plan. In 2010, the Compensation Committee awarded to our non-employee directors 108,921 time-vested RSUs (to be settled in cash) under the 2008 Equity Plan. The estimated fair value of the time-vested RSUs is based on the closing price of our common stock on the measurement date. These RSU awards entitle award recipients to a cash amount equal to the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the vesting date for employees or the conversion date for non-employee directors (generally defined as a director’s termination of service with us). These RSU awards vest in their entirety three years from the date of grant, or earlier, upon retirement, death or disability.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

SARs (Cash Settled)
In 2010 and 2009, the Compensation Committee awarded 192,100 and 1,623,500, respectively, of cash-settled SARs under the 2008 Equity Plan. The award of SARs entitles grantees to receive a cash amount equal to the excess of the closing share price of our common stock on the date of exercise over the grant price (the closing share price of our common stock on the date of grant). The exercise prices of the SARs awarded in 2010 and 2009 were $10.42 and $2.68 per share, respectively. As of December 31, 2012, the estimated fair value of the SARs granted in 2010 and 2009 was $2.27 and $3.43 per share, respectively. The SARs have a five-year term and vest 50% on the third and fourth anniversaries of the date of grant.
Officer LTI Plan (Cash Settled)
The Officer LTI Plan is structured as a performance-based, long-term cash incentive plan that consists of grants of cash settled performance awards. The Compensation Committee administers the Officer LTI Plan and is responsible for, among other things, establishing the target values of awards to participants and selecting the specific performance factors. At the end of each performance period, the Compensation Committee determines, at its discretion, the specific cash payout to each participant, which may range from 0% to 200% of the amount of the target award, based on the Compensation Committee’s evaluation of our overall corporate performance and the degree to which each of the performance measures have been satisfied. At December 31, 2012, there were no awards outstanding under the Officer LTI Plan.
Non-Qualified Stock Options
Information with regard to stock options for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2011	3,472,762	$23.97
Granted	1,312,590	2.45
Exercised	—	—
Forfeited	(18,342)	6.43
Expired	(364,666)	45.73
Outstanding, December 31, 2012	4,402,344	15.82
Exercisable, December 31, 2012	2,267,857	27.24
Available for grant, December 31, 2012	1,329,689
The weighted average fair value per share of the stock options granted during 2012, 2011 and 2010 was $1.92, $3.33 and $8.70, respectively. There were no stock options exercised in 2012, 2011 or 2010. The intrinsic value for the stock options outstanding at December 31, 2012 was $7.8 million, based on the closing price of our common stock as of December 31, 2012, relative to the exercise prices for such stock options. There was no intrinsic value for the stock options outstanding at December 31, 2011 due to the exercise prices for such stock options exceeding the closing price of our common stock. The total intrinsic value of options outstanding at December 31, 2010 was $2.5 million.
Upon the exercise of stock options, we generally issue shares from the authorized, unissued share reserves when the exercise price is less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.
The table below summarizes information regarding fully vested stock options as of December 31, 2012:

($ in millions, except per-share amounts)	Outstanding and Exercisable
Number of options vested	2,267,857
Fair value of options vested during the year	$0.3
Weighted-average exercise price per share	$27.24
Aggregate intrinsic value (excess market price over exercise price)	$—
Weighted-average remaining contractual term of options (in years)	1.4 years

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes information concerning outstanding and exercisable options at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.45 - $3.58	2,288,360	5.45	$2.72	444,800	$2.48
$5.76 - $7.06	76,827	5.18	6.89	—	—
$10.42	214,100	4.36	10.42	—	—
$20.34	946,400	1.70	20.34	946,400	20.34
$35.79 - $53.17	494,580	0.04	40.48	494,580	40.48
$56.03	382,077	0.10	56.03	382,077	56.03
	4,402,344	3.51		2,267,857
In 2012, we used the Monte Carlo valuation model in determining the grant date fair value of stock options issued to executives and non-executives. Prior to 2012, we used the Black-Scholes valuation model in determining the grant date fair value of stock options issued to executives, non-executives and non-employee directors. Each of these was determined using the assumptions noted in the following table:

	Year Ended December 31,
	2012	2011	2010
Expected life (years) (1)	(2)	6 years	6 years
Risk-free interest rate (3)	1.66%	1.88%	2.85%
Volatility (4)	96.97%	114.51%	110.83%
Dividend yield	0.41%	0.28%	0.10%
 ______________

(1)	In 2011 and 2010, the expected life of stock options granted was estimated to be less than the full term of the options awarded. The expected life is estimated using historical data.

(2)	In 2012, we began using a Monte Carlo valuation, which assumes a derived service period of between 3.14 years and 4 years instead of an expected life assumption.

(3)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

(4)	Volatility is determined at the date of grant using historical share price volatility and expected life of each award.
For stock option awards granted in 2012 and 2011, in addition to the time-based vesting requirements, the options contain a performance hurdle whereby the options will vest if the closing price of our common stock on the NYSE exceeds $4.90 (200% of the option exercise price) and $4.48 (125% of the option exercise price), respectively, for ten consecutive trading days ending on or after the third anniversary of the date of grant.
We elected to apply the short-cut method in accounting for the windfall tax benefits under the accounting standard regarding share-based payment. Should future offsets to the windfall resulting from cancellations, expirations or exercise shortfalls exceed the balance of $18.3 million at December 31, 2012, the excess would be reflected in the consolidated statements of operations.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Phantom Stock
In the past, the Compensation Committee has granted phantom stock awards under the Equity Plans, which entitle grantees to receive shares of our common stock on the conversion date (generally defined as a grantee’s termination of service with us). The estimated fair value of phantom stock is based on the closing share price of our common stock as reported by the NYSE on the date of grant. All outstanding shares of phantom stock were fully vested as of December 31, 2010. Each share of phantom stock was granted at full value with no exercise price and accrues dividend equivalents until the conversion (as defined above). Upon conversion, all phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. At December 31, 2012, there were approximately 4,899 dividend-equivalent phantom shares accrued that were not included in the total number of our outstanding shares. The cost recognized for these awards was recognized on a straight-line basis over the vesting period.
RSUs (Equity Settled)
Performance-Based RSUs—In 2010, the Compensation Committee granted to executive officers a total of 203,300 performance-based RSUs to be settled in common stock. No performance-based RSUs (equity settled) were awarded in 2012 or 2011. The performance, vesting conditions and potential payouts relative to target for the 2010 performance-based RSUs are the same as those described above under “RSUs (Cash Settled)—Performance-Based RSUs” for awards granted in 2010.
The grant date fair value of performance-based RSUs is determined using the Monte Carlo valuation model. The following are assumptions used in our calculation of the 2010 grant date fair value of performance-based RSUs to be settled in common stock:

2010
Expected life	3 years
Risk-free interest rate	1.4%
Volatility	154.5%
Dividend yield	0.12%
Time-Vested RSUs—In 2012, the Compensation Committee granted a total of 558,216 shares of time-vested RSUs to be settled in common stock, including 7,812 shares awarded to non-executives and 550,404 shares awarded to non-employee directors. In 2011 and 2010, the Compensation Committee granted a total of 323,866 and 13,000 shares of time-vested RSUs, respectively, to be settled in common stock. The grant date fair value of the time-vested RSUs was calculated based on the fair market value of our common stock on the NYSE on the date of grant and is recognized over the vesting period. The 2012 awards to non-executives vest at the end of four years, while the awards to non-employee directors vest at the end of three years.
Information with regard to RSUs to be settled in stock for the periods indicated is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2011	505,183	$8.08
Granted	558,216	2.51
Vested	(62,388)	5.53
Forfeited	(10,130)	9.26
Unvested, December 31, 2012	990,881	$5.09

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Restricted Stock
In 2009, the Compensation Committee granted 375,500 shares of restricted stock. No shares of restricted stock were granted during 2012, 2011 or 2010. The estimated fair value of restricted stock is based on the closing share price of our common stock on the NYSE on the date of grant. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period. The holders of restricted stock are entitled to vote their restricted shares and to receive cash dividends. Each share of restricted stock is granted at full value with no exercise price. The restricted stock vests 50% after three years and 50% after four years. The cost recognized for these awards is based on the fair value at date of grant and is recognized over the applicable vesting period.
Information with regard to restricted stock for the periods indicated is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2011	324,778	$2.67
Granted	—	—
Vested	(189,404)	2.62
Forfeited	(4,000)	2.68
Unvested, December 31, 2012	131,374	$2.72
Employee Stock Purchase Plan
We have an ESPP, the Radian Group Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP”) under which 2,000,000 shares of our authorized but unissued common stock have been reserved for issuance. Under the 2008 ESPP, we sold 204,834, 158,676 and 99,781 shares to employees during the years ended December 31, 2012, 2011 and 2010, respectively.
The 2008 ESPP is designed to allow eligible employees to purchase shares of our common stock at a discount of 15% off the lower of the fair market value of our common stock at the beginning-of-period or end-of-period (each period being the first and second six calendar months in a calendar year).
The following are assumptions used in our calculation of ESPP compensation expense during 2012:

	January 1, 2012	July 1, 2012
Expected life	6 months	6 months
Risk-free interest rate	0.79%	0.73%
Volatility	121.02%	95.70%
Dividend yield	0.21%	0.15%
Unrecognized Compensation Expense
As of December 31, 2012, 2011 and 2010, unrecognized compensation expense related to the unvested portion of all of our market condition awards was approximately $22.4 million, $7.4 million and $7.8 million, respectively. Absent a change of control under the Equity Plans, this expense is expected to be recognized over a weighted average period of approximately two years.
Other Compensation Programs
In 2009 and 2010, the Compensation Committee granted awards under the Cash Based LTI Plans with performance for 50% of the award measured over a three-year performance period and 50% of the award measured over a four-year performance period based on the following performance measures: (1) mortgage insurance market share; (2) capital management; (3) mortgage insurance credit quality; (4) expense management; and (5) operating profitability. No awards were granted in 2012 or 2011 under the Cash Based LTI Plans. Compensation costs recognized related to non-share-based awards under the Officer LTI Plan were $0.7 million, $0.5 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Compensation costs recognized related to non-share-based awards under the Executive LTI Plan were $0.7 million, $5.5 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

18. Benefit Plans
We have a non-qualified restoration plan (the “Benefit Restoration Plan” or “BRP”). The BRP is intended to provide additional retirement benefits to each of our employees who is eligible to participate in the Radian Group Inc. Savings Incentive Plan (“Savings Plan”) and whose benefits under the Savings Plan are limited by applicable IRS limits on eligible compensation. The plan: (1) mandates a lump sum form of payment (rather than offering an annuity election) for participants who separate from service after 2007; (2) delinks discretionary contributions under the BRP from discretionary contributions under the Savings Plan; (3) provides us with flexibility to waive the eligibility requirements for discretionary contributions under the BRP to allow otherwise ineligible employees, such as those involuntarily terminated during the year, to participate in such contributions; and (4) conforms the BRP to the final regulations under Section 409A of the IRC.
We surrendered certain of the split-dollar life insurance policies issued under our prior supplemental retirement plan to fund the BRP. Each participant in the prior plan received an initial balance in the BRP equal to the present value of the participant’s benefit under the split-dollar life insurance policy as of January 1, 2007. As of December 31, 2012, we had $9.1 million of split-dollar life insurance policies outstanding. The expense for our BRP for the years ended December 31, 2012, 2011 and 2010 was immaterial to our financial statements.
The assumed discount rate for our BRP is based on assumptions intended to estimate the actual termination liability of the plan. The discount rate is a composite rate used to approximate the actual termination liability comprised of lump sum payments and an annuity purchase.
The Savings Plan covers substantially all our full-time and all our part-time employees. Participants can contribute up to 100% of their base earnings as pretax and/or after-tax (Roth IRA) contributions up to a maximum amount of $17,000 for 2012. The Plan also includes a catch-up contribution provision whereby participants who are or will be age 50 and above during the Plan year, may contribute an additional contribution. The maximum catch-up contribution for Plan Year 2012 was $5,500. We will match up to 100% of the first 6% of base earnings contributed in any given year. Our expense for matching funds for the years ended December 31, 2012, 2011 and 2010 was $2.9 million, $3.5 million and $3.5 million, respectively.
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

•
provided certain participants who were active in our pension plan with yearly cash “transition credits” (initially for up to five years, if employed by us during this time) under the Savings Plan equal to a fixed percentage of their eligible pay, calculated based on a formula that takes into account their age and years of completed vesting service as of January 1, 2007. The last transition payment was made in January 2012.

We provided certain healthcare and life insurance benefits to our retired employees who were hired before January 1, 1990, under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, one of our subsidiaries, Enhance Financial Services Group Inc. (“EFSG”), had a plan that provided certain healthcare benefits for retired employees. The expense for postretirement benefit plans for the years ended December 31, 2012, 2011 and 2010 was immaterial to our financial statements. We accrue the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits.
We have a voluntary deferred compensation plan for senior officers and a voluntary deferred compensation plan for our directors. The voluntary deferred compensation plans allow: (1) senior officers to defer receipt of all or a portion of their annual cash incentive award; and (2) directors to defer receipt of all or a portion of their cash compensation and/or the payment date of their equity compensation. Under the plans, a participant must make a binding written election before the year in which compensation is to be earned to defer compensation payouts for at least two full calendar years beyond the year in which such compensation would have been paid.
Participants’ accounts are distributed at the dates specified in their deferral election forms or, in certain cases, upon an earlier termination of employment or service.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

The deferred compensation plan amounts are not funded and are not segregated from our general assets. Accordingly, participants in each plan are general unsecured creditors of Radian Group with respect to the amounts due under the plans. The amount recorded as deferred compensation expense for the years ended December 31, 2012, 2011 and 2010 was immaterial to our financial statements.

Contributions
We expect to contribute nominal amounts to Radian Group’s and EFSG’s other postretirement benefit plans in 2013. Due to the nature of the Postretirement Welfare Plan, no increase is assumed in our obligation due to any increases in the per-capita cost of covered healthcare benefits.

19. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings. The outcome of legal proceedings is often uncertain. Legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
In the course of our regular review of pending legal matters, we determine whether it is reasonably possible that a potential loss relating to a legal proceeding may have a material impact on our liquidity, results of operations or financial condition. If we determine such a loss is reasonably possible, we disclose information relating to any such potential loss, including an estimate or range of loss or a statement that such an estimate cannot be made. On a quarterly and annual basis, we review relevant information with respect to legal loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or range of losses based on such reviews. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts and the progress of settlement negotiations. In addition, we generally make no disclosures for loss contingencies that are determined to be remote. For matters for which we disclose an estimated loss, the disclosed estimate reflects the reasonably possible loss or range of loss in excess of the amount accrued, if any.
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

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the U.S. District Court for the Central District of California, on its own behalf and as servicer for certain residential mortgage-backed securities insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI contends that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the error. We believe that approximately 680 loans, which relate to approximately $20.0 million of RIF, were affected by this error. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of these residential mortgage-backed securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian also filed, and the court subsequently dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution. We expect that we will ultimately resolve this legal matter through a combination of the reinstatement of certain performing loans and payment of an amount to the plaintiff that is not expected to have a material impact on our liquidity, results of operations or financial condition.
On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximately 220 home mortgage loans relate to an aggregate RIF of approximately $13.0 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. Quicken has filed a response to Radian Guaranty’s motion to dismiss and, on January 11, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate a reasonably possible loss or range of loss in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Settlement Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. Radian Guaranty and some of the other mortgage insurer defendants moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs’ loans. The court denied that motion on May 7, 2012, and on October 4, 2012, Radian Guaranty filed a new motion to dismiss on a number of grounds. On December 21, 2012, plaintiffs filed an opposition to that motion.
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. Plaintiff has filed an opposition to the motion to dismiss.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

•
On March 12, 2012, a putative class action under RESPA titled McCarn v. HSBC USA, Inc., et al. was filed in the U.S. District Court for the Eastern District of California. Radian Guaranty moved to dismiss this lawsuit for lack of standing because it did not insure the plaintiff’s loan. The court granted that motion on May 29, 2012, but gave the plaintiff permission to file an amended complaint to attempt to address his lack of standing. On July 30, 2012, the plaintiff filed an amended complaint. Radian Guaranty filed a motion to dismiss the amended complaint for lack of standing on August 16, 2012. On November 13, 2012, the court granted Radian Guaranty’s motion and dismissed the claims with prejudice for lack of standing. On December 4, 2012, the plaintiff voluntarily dismissed his claims against the remaining defendants in this lawsuit.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On January 4, 2013, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations, and on January 28, 2013, plaintiffs filed an opposition to the motion to dismiss.

•
On April 19, 2012, a putative class action under RESPA titled Rulison v. ABN AMRO Mortgage Group, Inc., et al. was filed in the U.S. District Court for the Southern District of New York. The plaintiff voluntarily dismissed this lawsuit on July 3, 2012.

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On January 28, 2013, plaintiffs filed an amended complaint. Radian Guaranty intends to file a motion to dismiss the complaint.

•
On May 31, 2012, a putative class action under RESPA titled Barlee, et al. v. First Horizon National Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint, and on November 5, 2012, Radian Guaranty filed a motion to dismiss the amended complaint for lack of standing because it did not insure any of the plaintiffs’ loans. Plaintiffs have filed an opposition to the motion to dismiss, and on January 16, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss.

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al. v. M&T Bank Corporation, et al. was filed in the U.S. District Court for the Middle District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint in which they added one borrower whose loan was insured by Radian Guaranty. On December 10, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations, and on February 11, 2013, plaintiffs filed an opposition to the motion to dismiss.

•
On January 4, 2013, a putative class action under RESPA titled Ba, et al. v. HSBC USA, Inc., et al., was filed in the U.S. District Court for the Eastern District of Pennsylvania. Radian Guaranty intends to move to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans.

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand (“CID”) from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On December 7, 2012, we filed a petition with the CFPB to set aside or modify the CID, which has not yet been ruled upon by the CFPB. We are cooperating with the CFPB in its investigation and are in active discussions with the CFPB with respect to our response to the CID, including various alternatives for resolving this investigation. Various regulators, including the CFPB, state insurance commissioners or state attorneys general may bring actions or proceedings regarding our compliance with RESPA or other laws applicable to our mortgage insurance business. We cannot predict whether additional actions or proceedings will be brought against us or the outcome of any such actions or proceedings.
We are also currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by CMAC of Texas. We appealed the proposed adjustments to Appeals and reached a tentative settlement agreement with Appeals. Upon subsequent review and consideration, however, Appeals informed us that it was no longer willing to settle on the originally proposed terms. After several attempts to reach a compromised settlement, we were notified in January 2013 that Appeals rejected our latest offer and plans to issue a formal notice of deficiency within three to six months. Upon receipt of the notice, we will have ninety days to pay the assessed tax liabilities, penalties and interest or petition the U.S. Tax Court to litigate the matter. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation. See Note 16 for additional information.
Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with customers regarding rescissions and claim denials, which if not resolved, could result in arbitration or additional judicial proceedings. The assumptions embedded in our estimated default to claim rate on our in-force default inventory includes an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies for which an initial intent to rescind letter has been sent to our lender customers to remain in-force and ultimately to be paid, as a result of valid challenges by such policy holders during the limited period specified in such letters. See Note 10 for further information.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

Further, we have identified a significant number of loans in our total defaulted portfolio (in particular, our older defaulted portfolio) for which “Appropriate Proceedings” (actions or proceedings such as foreclosure that provide the insured with title to the property) may not have been commenced within the outermost deadline in our master insurance policy. We currently are in discussions with the servicers for these loans regarding this potential violation and our corresponding rights under the master insurance policy. While we can provide no assurance regarding the outcome of these conversations or the ultimate resolution of these issues, it is possible that this matter could result in arbitration or legal proceedings.
The elevated levels of our rate of rescissions, claim denials and claim curtailments (related to servicer negligence) have led to an increased risk of litigation by lenders, policyholders and servicers challenging our right to rescind coverage, deny claims or curtail claim amounts. Although we believe that our loss mitigation actions are justified under our policies, if we are not successful in defending these actions, we may need to reassume the risk on and increase loss reserves for previously rescinded policies or pay additional claims on curtailed amounts. See Note 10 for further information.
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide: (1) audited financial statements for the insurance subsidiary participating in the transaction; or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $152.5 million of remaining credit exposure as of December 31, 2012.
On March 1, 2011, our subsidiary EFSG sold its 45% interest in the holding company of a Brazilian insurance company, which specializes in surety and agricultural insurance, to another owner for a nominal purchase price. This holding company and its subsidiaries are subject to regulation by The Superintendence of Private Insurance, the regulatory agency responsible for the supervision and control of the insurance market in Brazil. Although EFSG wrote off its entire interest in this company in 2005 and has sold its ownership interest, under Brazilian law, it is possible that EFSG could become liable for its proportionate share of the liabilities of the company related to the period in which EFSG was a significant shareholder, if the company was to become insolvent and had insufficient capital to satisfy its outstanding liabilities. EFSG’s share of the liabilities of the company attributable to this period was approximately $103.4 million as of December 31, 2010, the date of the most recent financial information available to us.
As part of the non-investment grade allocation component of our investment program, we had unfunded commitments of $9.5 million at December 31, 2012 related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for compliance with secondary market compliance and for potential mortgage insurance. In 2012, we paid losses related to contract underwriting remedies of approximately $8.0 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In 2012, our provision for contract underwriting expenses was approximately $7.2 million and our reserve for contract underwriting obligations at December 31, 2012 was $3.7 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total amount expected to be paid under these agreements is $14.5 million, of which $5.6 million of unearned retention has not been recorded as expense as of December 31, 2012. The remaining expense for these agreements is expected to be recorded by the end of 2015.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

We lease office space for use in our operations. The lease agreements, which expire periodically through August 2017, contain provisions for scheduled periodic rent increases. Net rental expense in connection with these leases totaled $5.6 million in 2012, $5.0 million in 2011 and $4.9 million in 2010. The commitment for non-cancelable operating leases in future years is as follows:

(In thousands)
2013	$12,863
2014	12,810
2015	10,071
2016	4,458
2017	2,939
Thereafter	—
$43,141
The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $14.1 million at December 31, 2012.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

20. Quarterly Financial Data (Unaudited)

(In thousands, except per share information)	2012 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$167,365	$186,779	$190,963	$193,875	$738,982
Net investment income	34,713	30,877	25,635	23,112	114,337
Net gains on investments (1)	67,459	26,419	84,659	6,351	184,888
Net change in fair value of derivative instruments (2)	(72,757)	(33,124)	(41,056)	2,912	(144,025)
Net losses on other financial instruments (3)	(17,852)	(61,862)	(740)	(1,815)	(82,269)
Provision for losses (4)	266,154	210,868	176,352	305,797	959,171
Policy acquisition and other operating expenses	78,200	50,998	63,356	65,994	258,548
Net (loss) income (5)	(169,232)	(119,259)	14,325	(177,302)	(451,468)
Diluted net (loss) income per share (6)(7)	$(1.28)	$(0.90)	$0.11	$(1.34)	$(3.41)
Weighted average shares outstanding (6)	132,465	132,346	134,033	132,525	132,533

	2011 Quarters
	First	Second	Third	Fourth	Year
Net premiums earned—insurance	$203,023	$188,934	$179,655	$184,413	$756,025
Net investment income	42,240	43,823	38,763	38,694	163,520
Net gains on investments (1)	37,435	44,236	81,640	38,866	202,177
Net change in fair value of derivative instruments (2)	243,892	188,726	126,008	69,769	628,395
Net gains on other financial instruments (3)	75,251	5,047	80,602	32,429	193,329
Provision for losses (4)	427,373	263,566	249,598	355,984	1,296,521
Change in PDR	(1,383)	(3,102)	(1,942)	(665)	(7,092)
Policy acquisition and other operating expenses	60,350	60,341	56,689	51,193	228,573
Net income (loss) (5)	103,006	137,115	183,568	(121,539)	302,150
Diluted net income (loss) per share (6)(7)	$0.77	$1.03	$1.37	$(0.92)	$2.26
Weighted average shares outstanding (6)	133,703	133,614	133,513	133,463	133,863
 ______________

(1)
The 2012 and 2011 periods reflect realized gains and losses on investments in connection with the continued reallocation of our investment portfolio and unrealized gains and losses on our trading securities.

(2)
The change in fair value of derivative instruments for 2012 and 2011 reflects the volatility in the cumulative unrealized (loss) gain attributable to the market’s perception of our non-performance risk as a result of the changes in our CDS spread during both years. There was minimal spread tightening in the fourth quarter of 2012.

(3)	The 2012 and 2011 periods primarily reflect fair value gains and losses on our VIE debt.

(4)
The results for the fourth quarter of 2012 include the effects of an increase in our IBNR reserve estimate. The provision for losses in the fourth quarter of 2011 was primarily driven by reserves established on new default notices, which increased consistent with seasonal trends.

(5)
Net income in the third quarter of 2012 reflects increased gains on investments and a decline in the provision for losses in our mortgage insurance segment. The net loss for the fourth quarter of 2011 was primarily due to an increase in both the mortgage insurance and financial guaranty provision for losses.

(6)	Diluted net (loss) income per share and average shares outstanding per the accounting standard regarding earnings per share.

(7)	Net (loss) income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net (loss) income per share for the year.

Radian Group Inc.
Notes to Consolidated Financial Statements - (Continued)

21. Net (Loss) Income Per Share
Basic net (loss) income per share is based on the weighted average number of common shares outstanding, while diluted net (loss) income per share is based on the weighted average number of common shares outstanding and common stock equivalents that would arise from the exercise of stock options.
The calculation of the basic and diluted net (loss) income per share was as follows:

	Year Ended December 31,
	2012	2011	2010
(In thousands, except share and per-share amounts)
Net (loss) income	$(451,468)	$302,150	$(1,805,867)
Average common shares outstanding	132,533	132,372	114,697
Increase in shares due to potential exercise of common stock equivalents—diluted basis	—	1,491	—
Adjusted shares outstanding—diluted	132,533	133,863	114,697
Net (loss) income per share—basic	$(3.41)	$2.28	$(15.74)
Net (loss) income per share—diluted	$(3.41)	$2.26	$(15.74)
As a result of our net loss in 2012 and 2010, 5,872,600 and 4,366,342 shares, respectively, of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share because they were anti-dilutive. For the year ended December 31, 2011, 2,490,462 shares of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2012, using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control-Integrated Framework, issued by the COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.
There was no change in the internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2012. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2012. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2012. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Equity Compensation Plans
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2012. Each number of securities reflected in the table is a reference to shares of our common stock.

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders (2)	5,736,319	(3)	$12.14	(4)	2,782,636	(5)
Equity compensation plans not approved by stockholders	—		—		—
Total	5,736,319	(3)	$12.14	(4)	2,782,636	(5)
__________________

(1)	The table does not include information for equity compensation plans assumed by us in mergers, under which we do not grant additional awards.

(2)	These plans consist of our 1995 Equity Plan, 2008 Equity Plan and our 2008 ESPP Plan.

(3)
Represents 4,402,344 non-qualified stock options and 343,094 shares of phantom stock issued under our 1995 Equity Plan and our 2008 Equity Plan and 990,881 Restricted Stock Units (“RSUs”) issued under our 2008 Equity Plan. Of the RSUs included herein, 177,300 are performance-based stock-settled RSUs that could potentially pay out between 0% and 150% of this represented target.

(4)
The shares of phantom stock and RSUs were granted at full value, and therefore, have a weighted average exercise price of $0. Excluding shares of phantom stock and RSUs from this calculation, the weighted average exercise price of outstanding non-qualified stock options was $15.82 at December 31, 2012.

(5)
Includes 1,329,689 shares available for issuance under our 2008 Equity Plan and 1,452,947 shares available for issuance under our 2008 ESPP Plan, in each case as of December 31, 2012. In January 2013, we issued 88,639 of the shares available for issuance under our 2008 ESPP Plan. As a result, 1,364,308 shares currently remain available for issuance under the 2008 ESPP Plan. When we obtained stockholder approval for our 2008 Equity Plan, we stated that we would not issue any additional shares under our 1995 Equity Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2012. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2012. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of Part II of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page 271 of this report for a list of the financial statement schedules filed as part of this report.

3.	Exhibits—See “Index to Exhibits” on page 272 of this report for a list of exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

Radian Group Inc.

By:	/s/ SANFORD A. IBRAHIM
Sanford A. Ibrahim, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title
/S/ SANFORD A. IBRAHIM	Chief Executive Officer (Principal Executive Officer) and Director
Sanford A. Ibrahim

/s/ C. ROBERT QUINT	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
C. Robert Quint

/s/ CATHERINE M. JACKSON	Senior Vice President, Controller (Principal Accounting Officer)
Catherine M. Jackson

/S/ HERBERT WENDER	Non-Executive Chairman of the Board
Herbert Wender

/s/ DAVID C. CARNEY	Director
David C. Carney

/s/ HOWARD B. CULANG	Director
Howard B. Culang

/s/ LISA W. HESS	Director
Lisa W. Hess

/s/ STEPHEN T. HOPKINS	Director
Stephen T. Hopkins

/s/ BRIAN D. MONTGOMERY	Director
Brian D. Montgomery

/s/ RONALD W. MOORE	Director
Ronald W. Moore

/s/ GAETANO MUZIO	Director
Gaetano Muzio

/s/ JAN NICHOLSON	Director
Jan Nicholson

/s/ GREGORY V. SERIO	Director
Gregory V. Serio

/s/ NOEL J. SPIEGEL	Director
Noel J. Spiegel

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

Radian Group Inc.
Schedule I
Summary of Investments—Other Than Investments in Related Parties
December 31, 2012

Type of Investment	Amortized Cost	Fair Value	Amount Reflected on the Balance Sheet
(In thousands)
Fixed-Maturities:
Bonds:
U.S. government and agency securities	$4,969	$5,305	$5,305
State and municipal obligations (1)	18,601	18,671	18,674
Corporate bonds and notes	15,618	16,369	16,369
RMBS	50	51	51
Other investments	922	976	976
Total fixed-maturities	40,160	41,372	41,375
Trading securities	4,057,252	4,094,622	4,094,622
Equity securities available for sale:
Common stocks	77,758	100,357	100,357
Nonredeemable preferred stocks	10,502	11,782	11,782
Total equity securities available for sale	88,260	112,139	112,139
Short-term investments	777,534	777,532	777,532
Other invested assets	125,092	135,457	126,750
Total investments other than investments in related parties	$5,088,298	$5,161,122	$5,152,418
__________________

(1)	Held to maturity and available for sale.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Balance Sheets
Parent Company Only

	December 31,
(In thousands, except share and per share amounts)	2012	2011
Assets
Investments
Trading securities—at fair value	$99,171	$387,239
Short-term investments—at fair value	136,075	177,116
Other invested assets	16,666	25,000
Cash	2,978	453
Restricted cash	360	1,060
Investment in subsidiaries, at equity in net assets	1,234,229	1,591,914
Debt issuance costs	8,582	8,414
Due from affiliates, net	17,690	2,451
Property and equipment, at cost (less accumulated depreciation of $48,786 and $46,998)	1,344	2,017
Other assets	33,524	35,474
Total assets	$1,550,619	$2,231,138
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$54,869	$123,665
Accrued interest payable	3,959	7,558
Long-term debt	663,571	818,584
Federal income taxes—current and deferred	91,895	99,040
Total liabilities	814,294	1,048,847
Common stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 151,131,173 and 150,666,446 shares issued at December 31, 2012 and 2011, respectively; 133,647,216 and 133,199,159 shares outstanding at December 31, 2012 and 2011, respectively	151	151
Treasury stock, at cost: 17,483,957 and 17,467,287 shares at December 31, 2012 and 2011, respectively	(892,094)	(892,052)
Additional paid-in capital	1,967,414	1,966,565
Retained (deficit) earnings	(355,241)	96,227
Accumulated other comprehensive income	16,095	11,400
Total common stockholders’ equity	736,325	1,182,291
Total liabilities and stockholders’ equity	$1,550,619	$2,231,138

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Statements of Operations
Parent Company Only

	Year Ended December 31,
(In thousands)	2012	2011	2010
Revenues:
Net investment income	$9,093	$15,890	$8,626
Net gains on investments	8,816	24,603	61,120
Net gains on other financial instruments	9,180	1,085	2,496
Other income	3	3	220
Total revenues	27,092	41,581	72,462
Expenses:
Other operating expenses	2,690	—	—
Interest expense	17,756	16,132	1,911
Total expenses	20,446	16,132	1,911
Income before income taxes	6,646	25,449	70,551
Benefit for income taxes	(40,187)	(201,741)	(209,235)
Equity in net (loss) income of affiliates	(498,301)	74,960	(2,085,653)
Net (loss) income	$(451,468)	$302,150	$(1,805,867)

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Statements of Cash Flows
Parent Company Only

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(451,468)	$302,150	$(1,805,867)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net gains on other investments	(1,821)	(24,603)	(61,120)
Gain on the repurchase of long-term debt	(16,175)	—	(2,496)
Equity in undistributed net loss (income) of subsidiaries and affiliates (1)	505,267	(495,954)	2,049,175
(Decrease) increase in federal income taxes	(7,145)	49,396	(274,778)
Change in other assets	895	13,384	35,797
Change in accounts payable and accrued expenses	25,336	90,895	(20,711)
Net cash provided by (used in) operating activities	54,889	(64,732)	(80,000)
Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	—	—	4,083
Sales/redemptions of trading securities	153,992	151,840	57,989
Purchases of trading securities	(3)	(32,825)	(455,724)
Sales (purchases) of short-term investments, net	41,042	156,665	(230,392)
Sales (purchases) of other invested assets, net	8,709	—	(25,000)
Purchases of property and equipment, net	(1,124)	(523)	(1,367)
Capital contributions to subsidiaries and affiliates (1)	(100,384)	(50,587)	(423,146)
Capital distributions from subsidiaries and affiliates	—	—	268,530
Net cash provided by (used) in investing activities	102,232	224,570	(805,027)
Cash flows from financing activities:
Dividends paid	(1,335)	(1,330)	(1,202)
Issuance of long-term debt	—	—	391,310
Redemption of long-term debt	(153,261)	(160,000)	(29,348)
Proceeds from issuance of common stock	—	—	525,887
Net cash (used in) provided by financing activities	(154,596)	(161,330)	886,647
Increase (decrease) in cash	2,525	(1,492)	1,620
Cash, beginning of year	453	1,945	325
Cash, end of year	$2,978	$453	$1,945
_______________________

(1)	See Note A.

See Supplemental Notes.

Radian Group Inc.
Schedule II—Financial Information of Registrant
Parent Company Only
Supplemental Notes
Note A
The Radian Group Inc. (the “Parent Company”) financial statements represent the stand-alone financial statements of the Parent Company. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity-method of accounting for its majority owned subsidiaries. Refer to the Parent Company’s consolidated financial statements for additional information.
Revisions to Prior Periods
In preparing the Parent Company stand-alone financial statements for the year ended December 31, 2012, we identified a misclassification in the 2011 statement of cash flows of $95.4 million related to tax payments to subsidiaries under our tax-sharing agreement, which we classified as capital contributions to subsidiaries and affiliates within investing activities. These payments have been reclassified as equity in undistributed earnings of subsidiaries within operating activities.
Certain other prior balances have been reclassified to conform to the current period presentation.
Note B
Included in short-term investments at December 31, 2012 and 2011 is $55.6 million and $27.7 million, respectively, of restricted funds required to support estimated tax payments to Radian Asset Assurance. We also had $0.4 million and $1.1 million at December 31, 2012 and 2011, respectively, of restricted cash held as collateral for our insurance trust agreement for our health insurance policy.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate income and expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Substantially all operating expenses, and all interest expense, except for the discount amortization attributable to the senior convertible notes issued in November 2010, have been allocated to the subsidiaries for 2011 and 2010. Total operating expenses and interest expense allocated to subsidiaries for 2012, 2011 and 2010, were $93.2 million, $100.7 million and $105.2 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up, except for the amounts charged to subsidiaries outside the U.S. for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.
Note D
During 2012 and 2011, the Parent Company did not receive any dividends from its subsidiaries. During 2010, the Parent Company received a $268.5 million capital distribution from unregulated subsidiaries.
During 2012, the Parent Company made capital contributions of $100.4 million to its subsidiaries. This included a contribution of $100.0 million to Radian Guaranty in February 2012 and a $0.1 million contribution to Radian Mortgage Reinsurance Company in December 2012. This amount also includes the reimbursement to Radian Guaranty of $0.3 million in interest expense payments made to the Parent Company by RMAI pursuant to the interest expense sharing arrangement, as required per the terms of the Fannie Mae Approval. The Parent Company also received tax payments of $36.8 million from its subsidiaries in 2012 under our tax-sharing agreement.

During 2011, the Parent Company contributed $30.0 million to Radian Guaranty and $20.1 million to EFSG. During 2011, the Parent Company also made tax payments to its subsidiaries of $67.0 million under our tax-sharing agreement. In December 2011, the Parent Company contributed its ownership interest in RMAI to Radian Guaranty, which totaled approximately $16.6 million. Also in December 2011, Radian Guaranty sold its ownership interest in EFSG to the Parent Company for approximately $5.7 million.
During 2010, the Parent Company contributed $322.0 million to Radian Guaranty and $101.0 million to CMAC of Texas.
Note E
During 2010, the Parent Company repurchased $31.9 million, of outstanding principal amount of our 7.75% debentures due June 2011. In November 2010, the Parent Company issued $450 million principal amount of 3.00% convertible senior notes due November 2017, at a discount to par. The convertible senior notes are convertible into shares of our common stock.
On February 23, 2012, the Parent Company commenced a “Modified Dutch Auction” tender offer (the “Tender Offer”) to purchase a portion of its outstanding 2013 Notes. The Parent Company acquired $146.5 million in aggregate principal amount of the 2013 Notes as a result of the Tender Offer for a price of $900 per $1,000 principal amount of Notes, which represented 59% of the principal amount of the 2013 Notes outstanding. The transaction resulted in a realized gain of $15.2 million, representing the excess of carrying value over the purchase price. During the second and third quarters of 2012, the Parent Company purchased an additional $24.1 million in aggregate principal amount of the outstanding 2013 Notes resulting in an additional gain of $1.0 million. The Parent Company repaid the remaining outstanding balance of $79.4 million of the 2013 Notes upon maturity on February 15, 2013.
On December 3, 2012, the Parent Company commenced an offer to eligible holders to exchange any and all of its outstanding 5.375% Senior Notes due June 15, 2015 (previously defined as the “Old Notes”) for a new series of 9.000% Senior Notes due June 15, 2017 (previously defined as the “New Notes”) and additional cash consideration in certain circumstances (previously defined as the “Exchange Offer”) for purposes of improving its debt maturity profile. The total exchange consideration received by tendering eligible holders of the Old Notes consisted of: (i) an equal principal amount of New Notes for each $1,000 principal amount of outstanding Old Notes tendered and accepted; and  (ii) an early participation payment of $25.00 in cash for each $1,000 principal amount of Old Notes tendered and accepted, paid only to eligible holders who tendered their Old Notes on or before December 14, 2012. In addition, eligible holders whose Old Notes were accepted for exchange, received a cash payment representing accrued and unpaid interest for such Old Notes from December 15, 2012, the most recent payment date for interest on the Old Notes to, but not including, the settlement date, January 4, 2013. The Exchange Offer expired on December 31, 2012. Of the $250 million aggregate principal amount of Old Notes that was outstanding as of December 3, 2012, an aggregate principal amount of $195.2 million was validly tendered. On January 4, 2013, the Parent Company delivered in exchange for the Old Notes tendered in the Exchange Offer, an aggregate principal amount of $195.2 million of New Notes, as well as $0.6 million in accrued and unpaid interest on the exchanged Old Notes. In accordance with the terms of the Exchange Offer, we also paid additional aggregate cash consideration of $4.9 million in respect of $195.2 million aggregate principal amount of Old Notes tendered before December 14, 2012.
At December 31, 2012, the maturities of our long-term debt in future years, as reflected on our balance sheets, are as follows:

(In thousands)
2013	$79,449
2014	—
2015	249,868
2016	—
2017	334,254
Thereafter	—
$663,571

Note F
Net investment income for 2012 declined compared to 2011 as a result of a decrease in our investment balances, as well as a shift from higher yielding securities in our investment portfolio to lower yielding investments. The net investment income for 2011 compared to 2010 reflects a full year of income earned on the reinvested proceeds received from our issuance of common stock in May 2010 and the issuance of our convertible debt in November 2010.
The net gains on investments for 2012 and 2011 reflect gains from the sale of securities in our portfolio. Net gains on investments for 2010 reflected unrealized market gains relating to our unconsolidated CPS, substantially all of which were purchased by the Parent Company during 2010.
The net gains on other financial instruments for 2012 reflect gains on the repurchase of our 2013 Notes offset by unrealized losses on structured settlements.
The interest expense for 2012 and 2011 reflects the amortization of the debt discount relating to the 2017 convertible debt, which is not allocated to our subsidiaries.

Radian Group Inc.
Schedule IV—Reinsurance
Insurance Premiums Earned
Years Ended December 31, 2012, 2011 and 2010

($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed Premiums as a Percentage of Net Premiums
2012	$796,253	$53,700	$(3,571)	$738,982	(0.48%)
2011	$762,428	$38,740	$32,337	$756,025	4.28%
2010	$891,167	$94,497	$29,063	$825,733	3.52%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004 and filed on May 12, 2004)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 22, 2008 and filed on May 29, 2008)

3.3
Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 12, 2010 and filed on May 18, 2010)

3.4
Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

3.5
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 9, 2009 and filed on October 13, 2009)

3.6
Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 9. 2011 and filed on November 15, 2011)

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

4.7
Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 2, 2005 and filed on June 7, 2005)

4.8
Senior Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 10, 2010 and filed on November 16, 2010)

Exhibit Number	Exhibit
4.9
First Supplemental Indenture, dated as of November 15, 2010, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

4.10	Form of 3.00% Convertible Senior Notes Due 2017 (included within Exhibit 4.9)

4.11
Officers’ Certificate, dated as of January 4, 2013, including the terms of the Registrant’s 9.000% Senior Notes due 2017, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 4, 2013 and filed on January 7, 2013)

4.12	Form of 9.000% Senior Notes Due 2017 (included within Exhibit 4.11)

4.13
Registration Rights Agreement, dated as of January 4, 2013, between the Registrant and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 4, 2013 and filed on January 7, 2013)

+10.1
Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of April 5, 2011(incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 5, 2011 and filed on April 7, 2011)

+10.2
Stock Appreciation Right Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.3
Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 13, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.4
Restricted Stock Award Agreement under 2008 Equity Compensation Plan, dated as of May 16, 2009, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.5
Amendments to Restricted Stock and Stock Option Grants between the Registrant and Sanford A. Ibrahim, dated as of February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.6
2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.7
2010 Stock Option Agreement under the 2008 Equity Compensation Plan, dated May 12, 2010 between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.8
Change of Control Agreement between the Registrant and Teresa A. Bryce, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 12, 2005 and filed on December 16, 2005)

+10.9
Amendment to Change of Control Agreement—Section 409A between the Registrant and Teresa A. Bryce, dated December 8, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.10
Form of Severance Agreement (including for Richard I. Altman, Robert H. Griffith, Edward J. Hoffman, C. Robert Quint and H. Scott Theobald) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 30, 2010 and filed on January 6, 2011)

Exhibit Number	Exhibit
+10.11
Employment Agreement between the Registrant and Robert H. Griffith, dated as of February 11, 2010 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.12
Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 6, 2007 and filed on November 13, 2007)

+10.13
Amendment No. 1 to the Radian Group Inc. Amended and Restated Benefit Restoration Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

+10.14
Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356)for the year ended December 31, 2008)

+10.15
Amendment No. 1 to the Radian Group Inc. Savings Incentive Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2009)

+10.16
Amendment No. 2 to the Radian Group Inc. Savings Incentive Plan, dated November 30, 2010 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on form 10-K (file no. 1-11356) for the year ended December 31, 2010)

+10.17
Radian Group Inc. 1995 Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (file no. 1-11356), as filed with the Securities and Exchange Commission on April 18, 2006).

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

Exhibit Number	Exhibit
+10.25
Form of Stock Option Grant Letter under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.26
Form of Restricted Stock Award Agreement under 2008 Equity (file no. 1-11356) Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008)

+10.27
Form of Phantom Stock Agreement for Non-Employee Directors under 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.28
Amendment to Form of 2008 Phantom Stock Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.29
Form of 2009 Restricted Stock Award Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.30
Form of 2009 Stock Appreciation Right Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.31
Form of Restricted Stock Unit Award Agreement for Employees under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2010)

+10.32
Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.33
Amended and Restated Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended March 31, 2011)

+10.34
Form of 2008 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended September 30, 2008)

+10.35
Form of 2009 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2009)

+10.36
Form of 2010 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.37
Form of 2010 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.38
Form of 2010 Executive Long-Term Incentive Cash Plan Award (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2010)

+10.39
Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K (file no. 1-11356) dated February 8, 2005 and filed on February 14, 2005)

Exhibit Number	Exhibit
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

*10.42	Radian Group Inc. 2008 Employee Stock Purchase Plan, as amended and restated on December 11, 2012

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

+10.46
Amendment to Enhance Reinsurance Company Supplemental Pension Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

+10.47
Certain Compensation Arrangements with Directors (Effective May, 2008) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2008)

10.48
Form of Radian Guaranty Inc. master insurance policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.49
Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2002)

10.50
Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc, Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2005)

10.51
Form Amendment to Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc. Radian Insurance Inc., Radian Asset Assurance Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q (file no. 1-11356) for the period ended March 31, 2009)

10.52
Radian Group Inc. Allocation of Consolidated Tax Liability Agreement between the Registrant and each of its subsidiaries, dated January 1, 2002, including Addendums 1 through 6 dated between January 1, 2002 and July 10, 2008 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2008)

10.53
Capped Call Confirmation (Reference No. 99AMQGZY8) dated as of November 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 8, 2010 and filed on November 10, 2010)

Exhibit Number	Exhibit
10.54
Capped Call Confirmation (Reference No. 99AMQM627) dated as of November 10, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 8, 2010 and filed on November 10, 2010)

10.55
Securities Purchase Agreement, dated as of May 3, 2010, by and between Radian Guaranty Inc. and Sherman Financial Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 30, 2010 and filed on May 4, 2010)

+10.56
Amendment to Incentive Awards under 2008 Executive Long-Term Incentive Cash Plan, dated April 5, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated April 5, 2011 and filed on April 7, 2011)

+10.57
Form of 2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.58
Form of 2011 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.59
2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.60
2011 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.61
2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.62
2011 Stock Option Agreement under the 2008 Equity Compensation Plan, dated June 9, 2011, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2011)

+10.63
Severance Agreement, dated December 23, 2011, between Teresa Bryce Bazemore and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) filed December 29, 2011)

10.64
Commutation, Reassumption and Release Agreement, effective as of January 1, 2012 (signed January 24, 2012), between Assured Guaranty Municipal Corp. (formerly Financial Security Assurance Inc.), Assured Guaranty (Europe) Ltd. (formerly Financial Security Assurance (U.K.) Limited), and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 30, 2012 and filed on January 30, 2012)

10.65
Letter Agreement dated February 27, 2012, by and between Radian Guaranty Inc., Radian Mortgage Assurance Inc., Radian Group Inc. and Federal National Mortgage Association (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2011)

10.66
Letter dated February 28, 2012 from Freddie Mac to Radian Guaranty Inc. and Radian Mortgage Assurance Inc. (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 2011)

10.67
Letter dated December 20, 2012, from Freddie Mac to Radian Guaranty Inc. and Radian Mortgage Assurance Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated December 20, 2012 and filed on December 21, 2012)

Exhibit Number	Exhibit
+10.68
Form of 2012 Performance Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.69
Form of 2012 Stock Option Agreement under the 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.70
2012 Performance Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.71
2012 Performance Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.72
2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and Sanford A. Ibrahim (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.73
2012 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of June 6, 2012, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

+10.74
Waiver Letter, dated May 30, 2012, under Employment Agreement between the Registrant and S.A. Ibrahim, dated April 5, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (file no. 1-11356) for the period ended June 30, 2012)

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31	Rule 13a-14(a) Certifications

**32	Section 1350 Certifications

*101
The following financial information from Radian Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012, and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Common Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.

 __________________

*	Filed herewith.

**	Furnished herewith.

+	Management contract, compensatory plan or arrangement.