Form 10-Q
period 2013-03-31
RADIAN GROUP INC
filed 2013-05-10
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 172,866,785 shares of common stock, $0.001 par value per share, outstanding on May 1, 2013.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:

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

•	our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

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

•
our ability to maintain an adequate risk-to-capital position, minimum policyholder position and other surplus requirements for Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary;

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

•
a decrease in the persistency rates of our mortgage insurance policies, which has the effect of reducing our premium income on our monthly premium policies and could decrease the profitability of our mortgage insurance business;

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

•
volatility in our earnings caused by changes in the fair value of our assets and liabilities carried at fair value, including our derivative instruments, and the impact of variable accounting for certain of our performance-based long-term compensation awards;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements. (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	March 31, 2013	December 31, 2012
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $421 and $676)	$427	$679
Fixed-maturities available for sale—at fair value (amortized cost $36,552 and $39,481)	38,305	40,696
Equity securities available for sale—at fair value (cost $88,260 and $88,260)	123,050	112,139
Trading securities—at fair value	3,963,465	4,094,622
Short-term investments—at fair value	1,367,393	777,532
Other invested assets (including variable interest entity (“VIE”) assets of $76,919 and $78,006)	127,093	126,750
Total investments	5,619,733	5,152,418
Cash	29,334	31,555
Restricted cash	23,821	24,226
Deferred policy acquisition costs	74,601	88,202
Accrued investment income	32,247	34,349
Accounts and notes receivable	84,554	87,519
Property and equipment, at cost (less accumulated depreciation of $99,675 and $98,909)	7,105	7,456
Derivative assets (including VIE derivative assets of $1,578 and $1,585)	6,429	13,609
Deferred income taxes, net	17,902	—
Reinsurance recoverables	78,770	89,204
Other assets (including VIE other assets of $96,693 and $99,337)	396,453	374,662
Total assets	$6,370,949	$5,903,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$673,849	$648,682
Reserve for losses and loss adjustment expenses (“LAE”)	2,919,073	3,149,936
Reserve for premium deficiency (“PDR”)	3,056	3,685
Long-term debt	906,105	663,571
VIE debt—at fair value	107,401	108,858
Derivative liabilities (including VIE derivative liabilities of $66,752 and $70,467)	430,898	266,873
Payable for securities purchased	37,491	697
Accounts payable and accrued expenses (including VIE accounts payable of $367 and $366)	362,030	324,573
Total liabilities	5,439,903	5,166,875
Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 shares authorized; 190,348,457 and 151,131,173 shares issued at March 31, 2013 and December 31, 2012, respectively; 172,864,500 and 133,647,216 shares outstanding at March 31, 2013 and December 31, 2012, respectively	190	151
Treasury stock, at cost: 17,483,957 and 17,483,957 shares at March 31, 2013 and December 31, 2012, respectively	(892,094)	(892,094)
Additional paid-in capital	2,342,151	1,967,414
Retained deficit	(542,741)	(355,241)
Accumulated other comprehensive income	23,540	16,095
Total stockholders’ equity	931,046	736,325
Total liabilities and stockholders’ equity	$6,370,949	$5,903,200

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Revenues:
Premiums written—insurance:
Direct	$245,467	$203,753
Assumed	(10,397)	(87,488)
Ceded	(27,885)	(38,587)
Net premiums written	207,185	77,678
(Increase) decrease in unearned premiums	(14,597)	89,687
Net premiums earned—insurance	192,588	167,365
Net investment income	26,873	34,713
Net (losses) gains on investments	(5,505)	67,459
Change in fair value of derivative instruments	(167,670)	(72,757)
Net losses on other financial instruments	(5,675)	(17,852)
Other income	1,771	1,440
Total revenues	42,382	180,368
Expenses:
Provision for losses	132,059	266,154
Change in PDR	(629)	(20)
Policy acquisition costs	17,195	28,046
Other operating expenses	80,100	50,154
Interest expense	15,881	14,148
Total expenses	244,606	358,482
Equity in net income (loss) of affiliates	1	(11)
Pretax loss	(202,223)	(178,125)
Income tax benefit	(14,723)	(8,893)
Net loss	$(187,500)	$(169,232)
Basic net loss per share	$(1.30)	$(1.28)
Diluted net loss per share	$(1.30)	$(1.28)
Weighted-average number of common shares outstanding—basic	144,355	132,465
Weighted-average number of common and common equivalent shares outstanding—diluted	144,355	132,465
Dividends per share	$0.0025	$0.0025

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net loss	$(187,500)	$(169,232)
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment, net of tax	(19)	—
Less: Reclassification adjustment for net gains (losses) included in net income (loss), net of tax	—	—
Net foreign currency translation adjustment, net of tax	(19)	—
Unrealized gains on investments:
Unrealized holding gains arising during the period, net of tax	7,485	17,214
Less: Reclassification adjustment for net gains included in net loss, net of tax	21	9,610
Net unrealized gains on investments, net of tax	7,464	7,604
Other comprehensive income	7,445	7,604
Comprehensive loss	$(180,055)	$(161,628)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income	Total
BALANCE, JANUARY 1, 2012	$151	$(892,052)	$1,966,565	$96,227	$11,400	$1,182,291
Net loss	—	—	—	(169,232)	—	(169,232)
Net unrealized gain on investments, net of tax	—	—	—	—	7,604	7,604
Issuance of common stock under benefit plans	—	—	190	—	—	190
Amortization of restricted stock	—	—	123	—	—	123
Stock-based compensation expense	—	—	(1,215)	—	—	(1,215)
Dividends declared	—	—	(333)	—	—	(333)
BALANCE, MARCH 31, 2012	$151	$(892,052)	$1,965,330	$(73,005)	$19,004	$1,019,428

BALANCE, JANUARY 1, 2013	$151	$(892,094)	$1,967,414	$(355,241)	$16,095	$736,325
Net loss	—	—	—	(187,500)	—	(187,500)
Net foreign currency translation adjustment, net of tax	—	—	—	—	(19)	(19)
Net unrealized gain on investments, net of tax	—	—	—	—	7,464	7,464
Issuance of common stock - stock offering	39	—	299,503	—	—	299,542
Issuance of common stock under benefit plans	—	—	271	—	—	271
Issuance of common stock under incentive plans	—	—	62	—	—	62
Amortization of restricted stock	—	—	208	—	—	208
Issuance of convertible debt (See Note 10)	—	—	77,026	—	—	77,026
Stock-based compensation expense	—	—	(1,999)	—	—	(1,999)
Dividends declared	—	—	(334)	—	—	(334)
BALANCE, MARCH 31, 2013	$190	$(892,094)	$2,342,151	$(542,741)	$23,540	$931,046

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2013	2012
Cash flows used in operating activities	$(165,971)	$(154,447)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	1,102	15,973
Proceeds from sales of equity securities available for sale	—	3,154
Proceeds from sales of trading securities	380,030	450,214
Proceeds from redemptions of fixed-maturity investments available for sale	2,035	1,917
Proceeds from redemptions of fixed-maturity investments held to maturity	255	—
Purchases of trading securities	(232,538)	(304,512)
(Purchases)/sales and redemptions of short-term investments, net	(589,799)	116,130
Sales of other invested assets, net	2,005	682
Purchases of property and equipment, net	(362)	(381)
Net cash (used in) provided by investing activities	(437,272)	283,177
Cash flows from financing activities:
Dividends paid	(334)	(333)
Proceeds/payments related to issuance or exchange of debt, net	381,165	—
Redemption of long-term debt	(79,372)	(132,215)
Issuance of common stock	299,542	—
Excess tax benefits from stock-based awards	50	—
Net cash provided by (used in) financing activities	601,051	(132,548)
Effect of exchange rate changes on cash	(29)	13
Decrease in cash	(2,221)	(3,805)
Cash, beginning of period	31,555	35,589
Cash, end of period	$29,334	$31,784

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(1,983)	$732
Interest paid	$3,630	$8,061

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Basis of Presentation and Business Overview
Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries. We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as “Radian Group.”
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, exercise significant influence (generally ownership interests ranging from 20% to 50%), are accounted for in accordance with the equity method of accounting. VIEs for which we are the primary beneficiary are consolidated, as described in Note 5. All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the instructions set forth in Article 10 of Regulation S-X of the United States (“U.S.”) Securities and Exchange Commission.
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. As a result of our net loss for the three months ended March 31, 2013 and 2012, 5,198,389 and 4,538,400 shares, respectively, of our common stock equivalents issued under our stock-based compensation plans were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive.
In February 2013, the Financial Accounting Standards Board issued an update to the accounting standard regarding comprehensive income. This update requires an entity to present, either on the face of the financial statements or as a separate disclosure, the changes in the accumulated balances for each component of other comprehensive income included in that separate component of equity. In addition to the presentation of changes in accumulated balances, an entity is required to present separately for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income. We adopted this update effective January 1, 2013, and in Note 11, we present the changes in the accumulated balances for each component of other comprehensive income as well as current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income.
Business Overview
We are a credit enhancement company with a primary strategic focus on domestic, residential mortgage insurance on first-lien loans (“first-liens”). We have two business segments—mortgage insurance and financial guaranty.

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
Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-liens. At March 31, 2013, primary insurance on first-liens comprised approximately 94.8% of our $37.4 billion total direct risk in force (“RIF”). We also have written pool insurance, which at March 31, 2013, comprised approximately 4.8% of our total direct RIF. In the past, we also offered other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages (“second-liens”), credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Our non-traditional RIF was $134 million as of March 31, 2013, representing less than 1% of our total direct RIF.
Financial Guaranty
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”). Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty, which allows our financial guaranty business to serve as a critical source of capital for Radian Guaranty. We have provided financial guaranty credit protection in several forms, including through the issuance of financial guaranty policies, by insuring the obligations under one or more credit default swaps (“CDS”) and through the reinsurance of both types of obligations. In 2008, we ceased writing or assuming new financial guaranty business and since then, we have significantly reduced our financial guaranty operations. In addition, we have been proactive in reducing our financial guaranty exposures through commutations and other transaction settlements in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate access to that capital.
Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for each of our businesses. This negative economic environment was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited economic growth and a lack of meaningful liquidity in some sectors of the capital markets. Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio as our “legacy portfolio”).
In recent years, the operating environment for our businesses has shown signs of improvement. Although the U.S. economy and housing market remain weak compared to historical standards, home prices appear to be appreciating on a broad basis throughout the U.S., foreclosure activity has decreased and the credit quality of overall mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment. As a consequence of these and other factors, in 2012 we experienced improvement in our results of operations, with a 22% decline in new primary mortgage insurance defaults. Our new primary mortgage insurance defaults have continued to decline in 2013, including a 20% decline in the first three months of 2013 compared to the number of new primary defaults in the first quarter of 2012. Although uncertainty remains with respect to the ultimate losses we will experience in our legacy portfolio, as we continue to write new insurance on high-quality mortgages, our legacy portfolio will progressively become a smaller percentage of our total portfolio. We anticipate that sometime in the second quarter of 2013, our legacy portfolio will represent less than 50% of our total mortgage insurance portfolio.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Currently, our business strategy primarily is focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce our financial guaranty exposure; and (4) continuing to effectively manage our capital and liquidity positions.
Our businesses also are significantly impacted by, and our future success may be affected by, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies and the Federal Housing Administration (“FHA”) remains our primary competitor outside of the private mortgage insurance industry. The GSEs’ federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-loan-to-value (“LTV”) mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including the pursuit of alternatives to private mortgage insurance as a condition to purchasing high-LTV loans, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value.
Since 2011, there have been numerous legislative proposals and recommendations focused on reforming the U.S. housing finance industry, including proposals that are intended to wind down the GSEs or to otherwise limit or restrict the activities and businesses of the GSEs. The future structure of the residential housing finance system remains uncertain, including the impact of any such changes on our business. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, it is reasonably possible that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminate the requirement altogether, which would reduce our available market and could adversely affect our mortgage insurance business. In addition, the mortgage origination market and private mortgage insurers could be adversely impacted by regulatory matters being developed under the third Basel Capital Accord and under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).
Capital Preservation and Liquidity Management Initiatives
Since 2008, we have engaged in a number of strategic actions and initiatives in response to the negative economic and market conditions impacting our businesses. As a result of our strategic actions and an improving operating environment, we believe we are positioning the company for a return to profitability.
Thus far in 2013, we have made further progress toward our objectives and in support of our business strategy including by taking the following actions:

•	Radian Asset Assurance continued to proactively reduce its financial guaranty portfolio through a series of risk commutations, transaction settlements and terminations.

-
In January 2013, $6.7 million of contingency reserves were released due to the commutation of the remaining $822.2 million net par reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (the “FGIC Commutation”).

-	In February 2013, the New York State Department of Financial Services approved the release of an additional $61.1 million of contingency reserves resulting from the reduction in net par outstanding.

-
During the first quarter of 2013, four CDS counterparties in our financial guaranty business exercised their termination rights with respect to nine collateralized debt obligations (“CDOs”) that we insured, which reduced our net par outstanding by $3.3 billion in the aggregate.

•
In January 2013, Radian Group exchanged $195.2 million of its outstanding 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 and additional cash consideration in certain circumstances for purposes of improving its debt maturity profile. See Note 10 for further information.

•
In March 2013, Radian Group issued $400 million principal amount of 2.250% convertible unsecured senior notes due March 2019 (the “2019 Convertible Senior Notes”) and received net proceeds of approximately $389.8 million after deducting underwriters’ discounts and offering expenses. See Note 10 for further information.

•
In March 2013, Radian Group sold 39.1 million shares of common stock at a public offering price of $8.00 per share and received net proceeds of approximately $299.5 million after deducting underwriters’ discounts and offering expenses.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

At March 31, 2013, Radian Group had immediately available unrestricted cash and liquid investments of $886.4 million. Approximately $71.0 million of future expected corporate expenses and interest payments have been accrued for and paid by certain subsidiaries to Radian Group as of March 31, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of March 31, 2013 include these amounts. We expect to use a portion of our available liquidity to support Radian Guaranty’s capital position, and we expect Radian Guaranty to maintain a risk-to-capital ratio at 20 to 1 or below for the foreseeable future.

2. Segment Reporting
Our mortgage insurance and financial guaranty segments are strategic business units that are managed separately. We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent on each segment or internally allocated capital, which is based on the relative GAAP equity of each segment. We allocate corporate cash and investments to our segments based on internally allocated capital, which also is based on relative GAAP equity. The results for each segment for each reporting period can cause significant volatility in internally allocated capital based on relative GAAP equity, which can impact the allocations of income and expenses to our segments.
Management has determined that the allocation of our consolidated provision for taxes to the segments is no longer material to the evaluation of our business results. Therefore, beginning with the first quarter of 2013, financial information for our business segments will be disclosed on a pretax basis as pretax results are used by senior management in the allocation of resources and in assessing the performance of the segments.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning our segments, as of and for the periods indicated, are as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Mortgage Insurance
Net premiums written—insurance	$217,286	$196,853
Net premiums earned—insurance	$182,992	$173,451
Net investment income	15,102	18,011
Net (losses) gains on investments	(3,237)	32,178
Change in fair value of derivative instruments	—	21
Net losses on other financial instruments	(1,877)	(709)
Other income	1,712	1,344
Total revenues	194,692	224,296
Provision for losses	131,956	234,729
Change in PDR	(629)	(20)
Policy acquisition costs	11,732	8,646
Other operating expenses	65,780	36,265
Interest expense	2,669	1,722
Total expenses	211,508	281,342
Equity in net income (loss) of affiliates	—	—
Pretax loss	$(16,816)	$(57,046)

Cash and investments	$3,186,871	$3,259,204
Deferred policy acquisition costs	29,920	49,786
Total assets	3,663,552	3,476,732
Unearned premiums	428,574	256,809
Reserve for losses and LAE	2,894,500	3,230,938
VIE debt	11,062	8,625
Derivative liabilities	—	—

New Insurance Written (“NIW”) (in millions)	$10,906	$6,465

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended March 31,
(In thousands)	2013	2012
Financial Guaranty
Net premiums written—insurance	$(10,101)	$(119,175)
Net premiums earned—insurance	$9,596	$(6,086)
Net investment income	11,771	16,702
Net (losses) gains on investments	(2,268)	35,281
Change in fair value of derivative instruments	(167,670)	(72,778)
Net losses on other financial instruments	(3,798)	(17,143)
Other income	59	96
Total revenues	(152,310)	(43,928)
Provision for losses	103	31,425
Change in PDR	—	—
Policy acquisition costs	5,463	19,400
Other operating expenses	14,320	13,889
Interest expense	13,212	12,426
Total expenses	33,098	77,140
Equity in net income (loss) of affiliates	1	(11)
Pretax loss	$(185,407)	$(121,079)

Cash and investments	$2,486,017	$2,392,620
Deferred policy acquisition costs	44,681	58,155
Total assets	2,707,397	2,971,789
Unearned premiums	245,275	315,756
Reserve for losses and LAE	24,573	85,426
VIE debt	96,339	246,609
Derivative liabilities	430,898	202,100
A reconciliation of segment pretax loss to consolidated net loss is as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Mortgage Insurance pretax loss	$(16,816)	$(57,046)
Financial Guaranty pretax loss	(185,407)	(121,079)
Income tax benefit	(14,723)	(8,893)
Consolidated net loss	$(187,500)	$(169,232)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

3. Derivative Instruments
We provide a significant portion of our credit protection within our financial guaranty segment in the form of CDS. In many of our CDS transactions, primarily our corporate CDOs, we generally are required to make payments to our counterparty above a specified level of subordination, upon the occurrence of credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit events related to the specific obligations in the pool. When we provide a CDS providing protection on a specific obligation, we generally guarantee the full and timely payment of principal and interest when due on such obligation. These derivatives have various maturity dates, but the majority of the net par outstanding of our remaining insured CDS transactions, including all of our corporate CDOs, mature within five years.
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

(In thousands)	March 31, 2013	December 31, 2012
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$4,851	$12,024
NIMS assets	1,578	1,585
Total derivative assets	6,429	13,609
Derivative liabilities:
Financial Guaranty credit derivative liabilities	364,146	196,406
Financial Guaranty VIE derivative liabilities	66,752	70,467
Total derivative liabilities	430,898	266,873
Total derivative liabilities, net	$424,469	$253,264
The notional value of our derivative contracts at March 31, 2013 and December 31, 2012 was $15.0 billion and $19.2 billion, respectively.
The components of the (losses) gains included in change in fair value of derivative instruments are as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Statements of Operations
Net premiums earned—derivatives	$4,992	$8,648
Financial Guaranty credit derivatives	(175,724)	(80,219)
Financial Guaranty VIE derivatives	3,062	(1,227)
NIMS related	—	41
Change in fair value of derivative instruments	$(167,670)	$(72,757)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the market’s perception of the creditworthiness of any: (i) primary obligor of obligations for which we provide secondary credit protection, (ii) underlying corporate entities, or (iii) the credit performance of the assets underlying asset-backed securities (“ABS”). Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, and consequently, changes in the market’s perception of our non-performance risk can also result in gains and losses on our derivative instruments. Any incurred gains or losses (which include any claim payments) on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments in our mortgage insurance and financial guaranty businesses are based on assumptions and estimates that are inherently subject to risk and uncertainty, our fair value amounts could vary significantly from period to period. See Note 4 for more information on our fair value of financial instruments.
The following table shows selected information about our derivative contracts:

($ in thousands)	March 31, 2013
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS assets (1)	—	$—	$1,578
Corporate CDOs	25	9,670,390	(9,960)
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	13	1,071,305	(42,899)
CDOs of commercial mortgage-backed securities (“CMBS”)	4	1,831,000	(95,936)
Other:
Structured finance	5	566,116	(133,603)
Public finance	23	1,444,177	(63,122)
Total Non-Corporate CDOs and other derivative transactions	45	4,912,598	(335,560)
Assumed financial guaranty credit derivatives:
Structured finance	32	187,454	(13,157)
Public finance	7	110,488	(618)
Total Assumed	39	297,942	(13,775)
Financial Guaranty VIE derivative liabilities (2)	1	76,792	(66,752)
Grand Total	110	$14,957,722	$(424,469)
 ______________________

(1)
Represents NIMS derivative assets related to consolidated NIMS VIEs. Because these investments represent financial guaranty contracts that we issued, they cannot become liabilities, and therefore, do not represent additional par exposure.

(2)
Represents the fair value of a CDS included in a VIE that we have consolidated. See Note 5 for more information on this transaction, the underlying reference securities and our maximum exposure to loss from this consolidated financial guaranty transaction. The assets in the VIE represent the only funds available to pay the CDS counterparty for amounts due under the contract; therefore, the notional exposure presented for the CDS is limited to the current trust assets.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

4. Fair Value of Financial Instruments
Certain assets and liabilities are recorded at fair value. These include: available for sale securities, trading securities, VIE debt, derivative instruments, and certain other assets. All derivative instruments and contracts are recognized in our condensed consolidated balance sheets as either derivative assets or derivative liabilities. All changes in fair value of trading securities, VIE debt, derivative instruments, and certain other assets are included in our condensed consolidated statements of operations. All changes in the fair value of available for sale securities are recorded in accumulated other comprehensive income (loss).
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs. There were no significant changes to our fair value methodologies during the three months ended March 31, 2013.
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
The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2012. For a complete understanding of those valuation techniques and inputs used as of March 31, 2013, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of March 31, 2013:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$734.1	$465.5	$—	$1,199.6
State and municipal obligations	—	669.9	19.2	689.1
Money market instruments	631.7	—	—	631.7
Corporate bonds and notes	—	1,450.5	2.7	1,453.2
Residential mortgage-backed securities (“RMBS”)	—	599.5	—	599.5
CMBS	—	296.1	3.1	299.2
Other ABS	—	220.1	1.5	221.6
Hybrid securities	—	144.0	—	144.0
Equity securities (1)	113.9	137.0	0.4	251.3
Other investments (2)	—	2.6	77.3	79.9
Total Investments at Fair Value (3)	1,479.7	3,985.2	104.2	5,569.1
Derivative Assets	—	—	6.4	6.4
Other Assets (4)	—	—	96.5	96.5
Total Assets at Fair Value	$1,479.7	$3,985.2	$207.1	$5,672.0

Derivative Liabilities	$—	$—	$430.9	$430.9
VIE debt (5)	—	—	107.4	107.4
Total Liabilities at Fair Value	$—	$—	$538.3	$538.3
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.9 million) and short-term certificates of deposit (“CDs”) ($1.7 million) included within Level II, and lottery annuities ($0.4 million) and a guaranteed investment contract held by a consolidated VIE ($76.9 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($0.4 million) and certain other invested assets ($50.2 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($11.1 million) and amounts related to financial guaranty VIEs ($96.3 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2012:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$137.8	$433.8	$—	$571.6
State and municipal obligations	—	669.0	19.0	688.0
Money market instruments	638.0	—	—	638.0
Corporate bonds and notes	—	1,373.6	—	1,373.6
RMBS	—	663.4	—	663.4
CMBS	—	237.3	—	237.3
Other ABS	—	252.4	1.7	254.1
Foreign government securities	—	117.7	—	117.7
Hybrid securities	—	211.9	—	211.9
Equity securities (1)	98.9	166.0	1.0	265.9
Other investments (2)	—	2.5	79.0	81.5
Total Investments at Fair Value (3)	874.7	4,127.6	100.7	5,103.0
Derivative Assets	—	—	13.6	13.6
Other Assets (4)	—	—	99.2	99.2
Total Assets at Fair Value	$874.7	$4,127.6	$213.5	$5,215.8

Derivative Liabilities	$—	$—	$266.9	$266.9
VIE debt (5)	—	—	108.9	108.9
Total Liabilities at Fair Value	$—	$—	$375.8	$375.8
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.9 million) and short-term CDs ($1.6 million) included within Level II, and lottery annuities ($1.0 million) and a guaranteed investment contract held by a consolidated VIE ($78.0 million) within Level III.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

When determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk. Our five-year CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the insured obligation. As our CDS spread tightens or widens, it has the effect of increasing or decreasing, respectively, the fair value of our liabilities with a corresponding impact on our results of operations.
The following tables quantify the estimated impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets as of the dates indicated:

(In basis points)	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
Radian Group’s five-year CDS spread	513	913	1,521	2,732

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk March 31, 2013	Impact of Radian Non-Performance Risk March 31, 2013	Fair Value Liability Recorded March 31, 2013
Product
Corporate CDOs	$85.3	$75.4	$9.9
Non-Corporate CDO-related (1)	724.2	374.8	349.4
NIMS-related (2)	12.8	3.3	9.5
Total	$822.3	$453.5	$368.8

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset) Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related (1)	696.6	509.3	187.3
NIMS-related (2)	13.0	4.7	8.3
Total	$808.4	$615.6	$192.8
_____________________

(1)
Includes the net fair value liability recorded within derivative assets and derivative liabilities, but does not include the net fair value liability of derivative assets or derivative liabilities within our consolidated VIEs, as Radian Group’s credit spread has no impact on the financial instruments in these VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets.
Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at March 31, 2013, implied a market view that there is a 31.8% probability that Radian Group will default in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012. The cumulative impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities decreased by $162.1 million during the first three months of 2013, as presented in the table above.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended March 31, 2013:

(In millions)	Beginning Balance at January 1, 2013	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at March 31, 2013
Investments:
State and municipal obligations	$19.0	$0.2	$—	$—	$—	$—	$—	$19.2
Corporate bonds and notes	—	—	2.7	—	—	—	—	2.7
CMBS	—	—	3.1	—	—	—	—	3.1
Other ABS	1.7	—	—	—	—	0.2	—	1.5
Equity securities	1.0	—	—	0.6	—	—	—	0.4
Other investments	79.0	(1.6)	0.4	0.1	—	0.4	—	77.3
Total Level III Investments	100.7	(1.4)	6.2	0.7	—	0.6	—	104.2
NIMS derivative assets	1.6	—	—	—	—	—	—	1.6
Other assets	99.2	3.3	—	—	—	6.0	—	96.5
Total Level III Assets	$201.5	$1.9	$6.2	$0.7	$—	$6.6	$—	$202.3
Derivative liabilities, net	$254.9	$(167.7)	$—	$—	$—	$(3.5)	$—	$426.1
VIE debt	108.9	(3.3)	—	—	—	4.8	—	107.4
Total Level III Liabilities, net	$363.8	$(171.0)	$—	$—	$—	$1.3	$—	$533.5
______________________

(1)
Includes unrealized gains (losses) for the quarter ended March 31, 2013, relating to assets and liabilities still held at March 31, 2013 as follows: $(1.5) million for investments, $0.8 million for other assets, $(172.6) million for derivative liabilities and $(2.5) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended March 31, 2012:

(In millions)	Balance at January 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at March 31, 2012
Investments:
State and municipal obligations	$62.5	$6.7	$—	$—	$—	$11.1	$—	$58.1
RMBS	45.5	6.2	—	—	—	0.5	—	51.2
CMBS	35.4	(11.4)	—	—	—	—	—	24.0
CDOs	5.5	0.8	—	—	—	(0.1)	—	6.4
Other ABS	2.9	0.8	—	—	—	—	—	3.7
Hybrid securities	4.8	0.1	—	4.9	—	—	0.2	0.2
Equity securities	0.8	0.6	—	—	—	—	0.7	2.1
Other investments	6.8	0.8	—	0.5	—	—	—	7.1
Total Level III Investments	164.2	4.6	—	5.4	—	11.5	0.9	152.8
NIMS derivative assets	1.6	—	0.1	—	—	—	—	1.7
Other assets	104.0	3.4	—	—	—	6.1	—	101.3
Total Level III Assets	$269.8	$8.0	$0.1	$5.4	$—	$17.6	$0.9	$255.8
Derivative liabilities, net	$110.6	$(72.8)	$—	$—	$—	$(4.3)	$—	$187.7
VIE debt	228.2	(36.0)	—	—	—	9.0	—	255.2
Total Level III Liabilities, net	$338.8	$(108.8)	$—	$—	$—	$4.7	$—	$442.9
_______________________

(1)
Includes unrealized gains (losses) for the quarter ended March 31, 2012, relating to assets and liabilities still held at March 31, 2012, as follows: $(2.9) million for investments, $0.6 million for other assets, $(82.2) million for derivative liabilities, and $(36.3) million for VIE debt.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of March 31, 2013:

(In millions)	Fair Value March 31, 2013 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Investments:
State and municipal obligations	$19.2	Discounted cash flow	Discount rate			8.8%
			Expected loss			19.0%
Other investments	76.9	Discounted cash flow	Discount rate			2.4%
Level III Derivative Assets:
Corporate CDOs	3.1	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	2.6%
			Own credit spread (2)	1.3%	-	6.2%
CDOs of CMBS	1.7	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	1.3%	-	6.2%
NIMS derivative assets	1.6	Discounted cash flow	NIMS credit spread			43.9%
			Own credit spread (2)			1.6%
Level III Derivative Liabilities/VIEs:
Corporate CDOs	13.0	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	2.6%
			Own credit spread (2)	1.3%	-	6.2%
CDOs of CMBS	97.6	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	1.3%	-	6.2%
TruPs CDOs	42.9	Discounted cash flow	Principal recovery			72.0%
			Principal recovery (stressed)			62.0%
			Probability of conditional liquidity payment	0.8%	-	9.9%
			Own credit spread (2)	1.3%	-	6.2%
TruPs - related VIE liabilities	66.8	Discounted cash flow	Discount rate			12.5%
Other non-corporate CDOs and derivative transactions	210.4	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	1.3%	-	6.2%
NIMS VIE	11.1	Discounted cash flow	NIMS credit spread			43.6%
			Own credit spread (2)	1.6%	-	8.6%
______________________

(1)
Excludes certain assets and liabilities for which we do not develop quantitative unobservable inputs. The fair value estimates for these assets and liabilities are developed using third-party pricing information, generally without adjustment.

(2)	Represents the range of Radian Group’s CDS spread that a typical market participant might use in the valuation analysis based on the remaining term of the investment.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of December 31, 2012:

(In millions)	Fair Value December 31, 2012 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Investments:
State and municipal obligations	$19.0	Discounted cash flow	Discount rate			8.8%
			Expected loss			19.0%
Other investments	78.0	Discounted cash flow	Discount rate			1.9%
Level III Derivative Assets:
Corporate CDOs	8.8	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	2.7%
			Own credit spread (2)	8.0%	-	9.1%
CDOs of CMBS	1.6	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	8.0%	-	9.1%
TruPs CDOs	1.6	Discounted cash flow	Principal recovery			65.0%
			Principal recovery (stressed)			60.0%
			Probability of conditional liquidity payment	0.8%	-	36.7%
			Own credit spread (2)	8.0%	-	9.1%
NIMS derivative assets	1.6	Discounted cash flow	NIMS credit spread			44.0%
			Own credit spread (2)			8.5%
Level III Derivative Liabilities/VIEs:
Corporate CDOs	6.0	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	2.7%
			Own credit spread (2)	8.0%	-	9.1%
CDOs of CMBS	76.3	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	8.0%	-	9.1%
TruPs CDOs	12.7	Discounted cash flow	Principal recovery			65.0%
			Principal recovery (stressed)			60.0%
			Probability of conditional liquidity payment	0.8%	-	36.7%
			Own credit spread (2)	8.0%	-	9.1%
TruPs - related VIE liabilities	70.4	Discounted cash flow	Discount rate			13.4%
Other non-corporate CDOs and derivative transactions	101.4	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	8.0%	-	9.1%
NIMS VIE	9.9	Discounted cash flow	NIMS credit spread			43.7%
			Own credit spread (2)	8.5%	-	10.9%
______________________

(1)
Excludes certain assets and liabilities for which we do not develop quantitative unobservable inputs. The fair value estimates for these assets and liabilities are developed using third-party pricing information, generally without adjustment.

(2)	Represents the range of Radian Group’s CDS spread that a typical market participant might use in the valuation analysis based on the remaining term of the investment.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The significant unobservable inputs in the fair value measurement of our investment securities noted above include an interest rate used to discount the projected cash flows and an expected loss assumption. This expected loss assumption generally represents the principal shortfall we believe that a typical market participant would expect on our security as a result of the obligor’s failure to pay. In addition, our other investments include a guaranteed investment contract for which the counterparty’s non-performance risk is considered in the discount rate. Significant increases (decreases) in either the discount rates or loss estimates in isolation would result in a lower (higher) fair value measurement. Changes in these assumptions are independent and may move in either similar or opposite directions.
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
For our CDOs of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating, and then we estimate losses by applying a correlation factor. Because we own the senior tranche, an increase in this factor generally increases the expected loss for our transactions, and therefore, increases our related liability.
For our TruPs CDOs, the performance of each underlying reference obligation is measured by a standard and distressed pricing, which indicates the expected principal recovery. An increase in the standard and stressed principal recovery decreases the loss severity of the transaction, and therefore, in isolation, decreases the related liability. We also assign these transactions a probability that we will be required to pay a liquidity claim, which generally would increase our related liability. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Radian Group—Long-Term Liquidity Needs—Financial Guaranty” for additional information on when we may be required to pay a liquidity claim.
For our TruPs-related VIE liabilities, the fair value is estimated using similar inputs as in the estimated fair value of our TruPs CDOs, except there is no non-performance risk adjustment, as the derivative liability is limited to the segregated assets already held by the VIE.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2013, our total Level III assets were approximately 3.7% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	March 31, 2013		December 31, 2012
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity (1)	$0.4	$0.4	$0.7	$0.7
Other invested assets (1)	50.2	56.9	48.7	57.4
Liabilities:
Long-term debt (1)	906.1	1,290.3	663.6	704.8
Non-derivative financial guaranty liabilities (2)	177.0	251.9	232.9	308.1
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.

5. VIEs
As of March 31, 2013, we have determined that we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value. The following relates to our consolidated and unconsolidated VIEs.
Financial Guaranty Insurance Contracts
Our interests in VIEs for which we are not the primary beneficiary are accounted for as insurance, reinsurance or credit derivatives. For insurance and reinsurance contracts, we record reserves for losses and LAE, and for credit derivatives, we record cumulative changes in fair value as a derivative asset or liability.
In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, including performance tests and triggers, servicer termination events and events of default, that, should they occur, may provide us with additional control rights over the VIE for a limited number of our transactions. The occurrence of these events would cause us to reassess our initial determination of whether we are the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE, would also cause us to reassess our determination of whether we are the primary beneficiary of a VIE. Many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above. Therefore, additional VIEs may be consolidated by us if these events were to occur. Prior to the occurrence of these contingent conditions, another party (typically the collateral manager, servicer or equity holder) involved with the transaction holds the power to manage the VIE’s assets and to impact the economic performance of the VIE, without our ability to control or direct such powers.
In the second quarter of 2012, Radian Asset Assurance entered into a commutation with one of its derivative counterparties (the “Counterparty”) to commute credit protection through CDS on six directly insured TruPs CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation (the “Terminated TruPs CDOs”). In consideration for this commutation, Radian Asset Assurance paid an amount, a significant portion of which (the “LPV Initial Capital”) was deposited with a limited purpose vehicle (an “LPV”) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

As a result of this transaction, we consolidated the LPV VIE that was formed upon execution. Also as part of this transaction, the LPV entered into a CDS (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings (collectively, the “LPV Capital”), represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs. The Residual CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance is entitled to these remaining funds.
For GAAP accounting purposes, we evaluated the LPV (a VIE) to determine if we would be considered the primary beneficiary of the VIE. We have the obligation to absorb the majority of the VIE’s losses and the right to receive the majority of any remaining funds through our residual interest agreement. In addition, we have the ability to impact the activities of the VIE in certain limited ways that could impact the economic performance of this VIE. As a result of these obligations and rights, we concluded that we are the primary beneficiary of the VIE. The consolidated assets of the LPV primarily consist of a guaranteed investment contract that is presented within other invested assets, which would be used to settle any obligations of this VIE under the Residual CDS. The Residual CDS represents the liability of the VIE, for which the Counterparty does not have recourse to our general credit for this consolidated liability. The Residual CDS held by the LPV is carried at fair value and we have also elected to carry the investments at fair value.
We also consolidate the assets and liabilities associated with two other financial guaranty structured finance transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Prior to their consolidation, these transactions had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of March 31, 2013 and do not expect to pay any losses. We had also previously consolidated the assets and liabilities associated with one CDO of ABS VIE that was commuted in the second quarter of 2012. The consolidated assets of this CDO of ABS VIE were accounted for as trading securities and represented assets to be used to settle the obligation of this VIE.

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

	Consolidated		Unconsolidated
(In thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Balance Sheet:
Other invested assets	$76,919	$78,006	$—	$—
Derivative assets	—	—	1,732	3,201
Premiums receivable	—	—	2,687	2,859
Other assets	96,693	99,337	—	—
Unearned premiums	—	—	2,345	2,513
Reserve for losses and LAE	—	—	14,112	14,376
Derivative liabilities	66,752	70,467	336,430	175,781
VIE debt—at fair value	96,339	98,983	—	—
Accounts payable and accrued expenses	3,001	365	—	—

Maximum exposure (1)	118,431	120,939	4,977,626	5,096,718
______________________

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

	Consolidated		Unconsolidated
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Statement of Operations:
Premiums earned	$—	$—	$324	$509
Net investment income	443	2,014	—	—
Net loss on investments	(1,530)	(2,863)	—	—
Change in fair value of derivative instruments—gain (loss)	3,062	(1,227)	(160,975)	(81,673)
Net gain (loss) on other financial instruments	1,155	(30,085)	—	—
Provision for losses—(decrease) increase	—	—	(10)	6,219
Other operating expenses	503	716	—	—

Net Cash Inflow	114	196	1,215	2,827

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

NIMS VIEs
Our control rights in our NIMS transactions, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. As the guarantor of either all or a significant portion of the debt issued by each NIMS VIE, we have the obligation to absorb losses that are significant to the VIEs. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value. Our VIE debt includes amounts for which third parties do not have recourse to us.
In total, our net cash inflow related to NIMS during 2013 has been primarily investment income on bonds held. We have two remaining NIMS transactions, which mature in December 2013 and May 2035, respectively. The following tables provide a summary of our maximum exposure to losses, and the financial impact on our condensed consolidated balance sheets, our condensed consolidated statements of operations and our condensed consolidated statements of cash flows as of and for the periods indicated, as it relates to our consolidated NIMS VIEs:

(In thousands)	March 31, 2013	December 31, 2012
Balance Sheet:
Derivative assets	$1,578	$1,585
VIE debt—at fair value	11,062	9,875

Maximum exposure (1)	14,061	14,061
______________________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which include an adjustment for our non-performance risk. The maximum exposure is based on the net par amount of our insured obligation as of the reporting date.

	Three Months Ended March 31,
(In thousands)	2013	2012
Statement of Operations:
Net investment income	$55	$138
Change in fair value of derivative instruments—loss	—	(5)
Net loss on other financial instruments	(1,199)	(2,524)

Net Cash Inflow	49	3,281

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Investments
Securities within our investment portfolio determined to be “held to maturity” and “available for sale” consisted of the following as of the dates indicated:

	March 31, 2013
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$427	$421	$—	$6
	$427	$421	$—	$6
Fixed-maturities available for sale:
U.S. government and agency securities	$3,434	$3,741	$307	$—
State and municipal obligations	17,961	18,711	807	57
Corporate bonds and notes	14,686	15,341	1,026	371
RMBS	48	48	2	2
Other investments	423	464	41	—
	$36,552	$38,305	$2,183	$430
Equity securities available for sale (1)	$88,260	$123,050	$34,790	$—
Total debt and equity securities	$125,239	$161,776	$36,973	$436
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($108.9 million fair value) and various preferred and common stocks invested across numerous companies and industries ($14.2 million fair value).

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Trading securities:
U.S. government and agency securities	$461,797	$428,519
State and municipal obligations	670,385	669,975
Corporate bonds and notes	1,437,828	1,357,175
RMBS	599,471	663,307
CMBS	299,210	237,294
Other ABS	221,641	254,102
Foreign government securities (1)	—	117,686
Hybrid securities	144,012	211,944
Equity securities	128,217	153,722
Other investments	904	898
Total	$3,963,465	$4,094,622
_______________________

(1)
As of March 31, 2013, there were no foreign government securities in our investment portfolio. We sold our investment in foreign government securities during the first quarter of 2013, as our market view of these investments changed, and their performance did not meet our expectations.

For trading securities held at March 31, 2013 and December 31, 2012, we had net losses during 2013 and net gains during 2012 in the amount of $(10.5) million and $29.8 million, respectively.
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” and “held to maturity”, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

March 31, 2013: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	2	$5,989	$63	2	$5,989	$63
Corporate bonds and notes	—	—	—	5	4,855	371	5	4,855	371
RMBS	1	29	2	—	—	—	1	29	2
Total	1	$29	$2	7	$10,844	$434	8	$10,873	$436

December 31, 2012: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	2	$6,004	$49	2	$6,004	$49
Corporate bonds and notes	—	—	—	6	5,329	359	6	5,329	359
RMBS	1	31	2	—	—	—	1	31	2
Total	1	$31	$2	8	$11,333	$408	9	$11,364	$410

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the first three months of 2013 and 2012, there were no credit losses recognized in earnings.
Impairments of a security due to credit deterioration that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in the fair value of a security (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security, also may serve as a basis to conclude that an other-than-temporary impairment has occurred. To the extent we determine that a security is deemed to be other-than-temporarily impaired, we recognize an impairment loss.
We hold securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of March 31, 2013. For all investment categories, the unrealized losses of 12 months or greater duration as of March 31, 2013, were generally caused by interest rate or credit spread movements since the purchase date of such securities. As of March 31, 2013, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. At March 31, 2013, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will have the ability to hold the securities until recovery or maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at March 31, 2013.
The contractual maturities of fixed-maturity investments are as follows:

	March 31, 2013
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$—	$—	$5,242	$5,274
Due after one year through five years (1)	120	120	11,183	11,346
Due after five years through ten years (1)	—	—	3,053	3,166
Due after ten years (1)	307	301	17,026	18,471
RMBS (2)	—	—	48	48
Total	$427	$421	$36,552	$38,305
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS are shown separately given their varying maturity dates.

7. Reinsurance
In our mortgage insurance business, we use reinsurance as a risk management tool to reduce our net RIF and to help manage our regulatory risk-to-capital ratio. We have primarily used reinsurance in our financial guaranty business to the extent necessary in specific transactions to comply with applicable single risk limits. However, in January 2012, as part of a transaction with one of our primary insurers (discussed below), we ceded $1.8 billion of financial guaranty’s direct public finance risk as a means to reduce our net par outstanding. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums on risk that we have ceded of $75.0 million and $64.5 million at March 31, 2013 and December 31, 2012, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The effect of assumed or ceded reinsurance in our mortgage insurance and financial guaranty businesses on net premiums written and earned is as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net premiums written-insurance:
Direct	$245,467	$203,753
Assumed	(10,397)	(87,488)
Ceded	(27,885)	(38,587)
Net premiums written-insurance	$207,185	$77,678
Net premiums earned-insurance:
Direct	$207,940	$192,016
Assumed	2,211	(10,685)
Ceded	(17,563)	(13,966)
Net premiums earned-insurance	$192,588	$167,365
In January 2013, we commuted $822.2 million of financial guaranty net par outstanding as a part of the FGIC Commutation. This transaction reduced our net premiums written by $12.6 million and reduced our net premiums earned by $2.5 million. In January 2012, Radian Asset Assurance entered into a transaction with subsidiaries of Assured Guaranty Ltd. (collectively “Assured”) that included the commutation of $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance had reinsured from Assured, and the cession of $1.8 billion of direct public finance business to Assured. This transaction reduced our net premiums written by $119.8 million and reduced our net premiums earned by $22.2 million.
During the second quarter of 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider (the “Initial Quota Share Reinsurance Transaction”). Through the Initial Quota Share Reinsurance Transaction, Radian Guaranty agreed to cede to the third party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011. As of March 31, 2013, RIF ceded under the Initial Quota Share Reinsurance Transaction was $1.5 billion. Radian Guaranty has the ability, at its option, to recapture two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer.
Under the Initial Quota Share Reinsurance Transaction, for the three months ended March 31, 2013, ceded premiums written were $6.1 million and ceded premiums earned were $7.8 million. Ceding commissions under the Initial Quota Share Reinsurance Transaction for the three months ended March 31, 2013 were $1.5 million.
In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider entered into a second quota share reinsurance agreement (the “Second Quota Share Reinsurance Transaction”). The limitation on ceded risk is $750 million initially and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion. As of March 31, 2013, RIF ceded under the Second Quota Share Reinsurance Transaction was $0.9 billion. The agreed upon terms also provide that, effective as of December 31, 2015, Radian Guaranty will have the ability, at its option (the “Commutation Option”), to recapture one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. Pursuant to the original terms of the Second Quota Share Reinsurance Transaction:

(i)
Radian Guaranty agreed to cede to the reinsurer 20% of all premiums and losses incurred with respect to conventional GSE loans and will initially receive a 35% ceding commission; provided, that if we do not exercise our Commutation Option, the ceding commission will be reduced to 30% for the portion of the ceded RIF that was subject to the Commutation Option; and

(ii)
Radian Guaranty has the ability to cede 100% of all premiums and losses incurred with respect to non-conventional portfolio loans and will receive a 25% ceding commission. We do not expect the volume of such portfolio loans to be material.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Under the Second Quota Share Reinsurance Transaction, for the three months ended March 31, 2013, ceded premiums written were $16.4 million and ceded premiums earned were $2.8 million. Ceding commissions under the Second Quota Share Reinsurance Transaction for the three months ended March 31, 2013 were $5.8 million. Effective April 1, 2013, Radian Guaranty amended the original terms of the transaction to reduce the percentage of all premiums and losses incurred on new business that will be ceded to the reinsurer under this reinsurance agreement on a prospective basis from 20% to 5% with respect to NIW on conventional GSE loans.

8. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	March 31, 2013	December 31, 2012
Mortgage insurance reserves	$2,894,500	$3,083,608
Financial guaranty reserves	24,573	66,328
Total reserve for losses and LAE	$2,919,073	$3,149,936
The following table presents information relating to our mortgage insurance reserves for losses, including our estimate of defaults incurred but not reported (“IBNR”), and LAE as of the dates indicated:

	Three Months Ended March 31,
(In thousands)	2013	2012
Mortgage Insurance
Balance at beginning of period	$3,083,608	$3,247,900
Less reinsurance recoverables (1)	83,238	151,569
Balance at beginning of period, net of reinsurance recoverables	3,000,370	3,096,331
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	182,534	218,345
Prior years	(50,578)	16,384
Total incurred	131,956	234,729
Deduct paid claims and LAE related to:
Current year (2)	—	—
Prior years	309,927	218,193
Total paid	309,927	218,193
Balance at end of period, net of reinsurance recoverables	2,822,399	3,112,867
Add reinsurance recoverables (1)	72,101	118,071
Balance at end of period	$2,894,500	$3,230,938
_________________________

(1)	Related to ceded losses on captive reinsurance transactions, capital markets reinsurance transactions (“Smart Home”) and quota share reinsurance transactions.

(2)
Related to underlying defaulted loans with a most recent date of default notice in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

The ultimate amount and timing of future losses will depend, in part, on general economic conditions and other factors, including the status of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and any changes in the assumptions used to determine our loss reserves.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our mortgage insurance loss reserves declined in the first quarter of 2013, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, defaulted loans that cure (“cures”), and insurance rescissions and claim denials outpaced new default notices received during the quarter. Additionally, we experienced favorable reserve development on prior year defaults, as discussed below. Total paid claims increased for the three months ended March 31, 2013 from the comparable period in 2012, mainly as a result of our recent effort to improve the efficiency of our claim review process. In prior periods, our process for reviewing claims received for non-compliance with our insurance policies lengthened the claim resolution period. Delays created by foreclosure slowdowns, servicer issues, and loan modification programs also had lengthened the claim resolution period. We cannot be certain of the ultimate impact of these factors on our business or results of operations, or the timing of this impact.
For the three months ended March 31, 2013, reserves established for new default notices reported in the current quarter were the primary driver of our total incurred losses. Favorable reserve development on default notices reported in prior years partially mitigated the impact from new defaults, as the benefit to prior year defaults from higher cures and claim curtailments was more than previously estimated.
For the three months ended March 31, 2012, reserves established for new default notices were the primary driver of total incurred losses. In addition, our results for the three months ended March 31, 2012, were negatively affected by a $27.0 million decrease in our estimated reinsurance recoverable from our Smart Home transactions. This decrease was a result of trends in lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur by the scheduled maturity dates of our Smart Home transactions.
In recent years, our default inventory has experienced an increase in its weighted average age, as measured by the number of monthly payments missed, and because we apply higher estimated “default to claim rates” (rate at which defaulted loans are expected to result in claim) on our more aged delinquent loans, this has resulted in a higher reserve per default. As a consequence, our aggregate weighted average default to claim rate assumption, which is net of estimated denials, rescissions and reinstatements, used in estimating our reserve for losses was 49% at March 31, 2013, compared to 47% at December 31, 2012. As of March 31, 2013, our aggregate weighted average default to claim rate estimate, excluding pending claims, was 40%, and ranged from 20% for insured loans that had missed two to three monthly payments to 46% for such loans that had missed 12 or more monthly payments.
Our reserve for losses also includes the impact of our estimate of future rescissions and denials, which remain elevated compared to levels experienced before 2009. The elevated levels of our rate of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. The impact of our estimate of net future rescissions and denials reduced our loss reserves as of March 31, 2013 and December 31, 2012 by approximately $392 million and $455 million, respectively. Conversely, the impact of our estimate of future reinstatements of previously rescinded policies and denied claims increased our loss reserves as of March 31, 2013 and December 31, 2012 by approximately $259 million and $303 million, respectively, as further described below. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate and our estimated claim severity, among other assumptions. Although we expect the amount of estimated rescissions and denials embedded within our reserve for losses to remain elevated as compared to levels before 2009, we expect them to decrease over time, as the defaults related to our legacy portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have a material adverse effect on our paid losses and loss reserves.
Our reported rescission and denial activity in any given period is subject to challenge by our lender customers. Recently, we have seen an increase in claim denials compared to rescissions, resulting primarily from the failure of our lender customers to provide the documentation required to perfect a claim submission. Subsequent to our initial claim denials, lenders have demonstrated an ability to produce the additional information needed to perfect a claim for a significant portion of previously denied claims. As a result of increases in claim denials during 2012, we expect that a portion of previously denied claims will be resubmitted with the required documentation and ultimately paid, and we have considered this expectation in developing our IBNR reserve estimate. This IBNR reserve estimate was $275.8 million and $323.0 million at March 31, 2013 and December 31, 2012, respectively. For 2013, our IBNR reserve estimate of $275.8 million includes our estimate of future reinstatements of previously denied claims and rescinded policies of $166.3 million and $92.5 million, respectively. These reserves relate to $465.3 million of claims that were denied within the preceding 12 months and $767.9 million of policies that were rescinded within the preceding 24 months.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previously rescinded policies or denied claims within each period:

	Three Months Ended March 31,
(In millions)	2013	2012
Rescissions	$15.3	$33.3
Denials	27.2	212.4
Total first-lien claims submitted for payment that were rescinded or denied (1)	$42.5	$245.7
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
We estimate our claim liability related to the potential future reinstatement of these previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month timeframe as certain denials and rescissions are reinstated. As of March 31, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes projected impacts from future estimated rescissions (with respect to reinstated denials) and future claim curtailments (with respect to both reinstated denials and rescissions). Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, expected claim curtailments on such paid claims, as well as potential settlement discussions with our lender customers.
The cumulative amount of first-lien claims submitted to us for payment that have been rescinded in the last two years for primary loans and in the last three years for pool loans, and then subsequently were challenged (“rebutted”) by the lenders and policyholders, but have not been reinstated, was $842.5 million for the applicable period through March 31, 2013.
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
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our condensed consolidated balance sheets, was $47.5 million and $48.0 million as of March 31, 2013 and December 31, 2012, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Rescission and denial rates in 2011 and 2012 have been affected by an increase in the number of claims received that we are reviewing for potential violations of our insurance policies. The following table shows the cumulative rescission/denial rates in our total first-lien portfolio, net of both actual and expected reinstatements, as of March 31, 2013, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q3 2010	16.1%	100%
Q4 2010	17.5%	100%
Q1 2011	20.9%	99%
Q2 2011	25.8%	99%
Q3 2011	31.2%	99%
Q4 2011	27.6%	97%
Q1 2012	22.8%	91%
Q2 2012	19.2%	73%
Q3 2012	15.3%	55%
______________________

(1)
The cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of March 31, 2013. As discussed in footnote (2) below, these rates remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter are projections and remain subject to change.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned. For the fourth quarter of 2012 and first quarter of 2013, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful.

We considered the sensitivity of first-lien loss reserve estimates at March 31, 2013 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at March 31, 2013), we estimated that our loss reserves would change by approximately $83 million at March 31, 2013. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at March 31, 2013), we estimated that our loss reserves would change by approximately $4 million at March 31, 2013. For every one percentage point change in our overall default to claim rate (which we estimate to be 49% at March 31, 2013), we estimated a $50 million change in our loss reserves at March 31, 2013.
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty, as has existed for the last several years. Our reserves could be impacted in the future by the continued delay of the U.S. economy to fully recover from the most recent recession and prolonged economic downturn, including high unemployment, uncertainty in the housing, municipal, foreign sovereign and related credit markets, which could increase our mortgage insurance or financial guaranty losses beyond our existing expectations. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
See Note 9 for information regarding our financial guaranty net claim liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

9. Financial Guaranty Insurance Contracts
The following table includes information as of March 31, 2013 regarding our financial guaranty claim liabilities, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in thousands)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	7	120	70	85	282
Remaining weighted-average contract period (in years)	21	18	20	25	19
Insured contractual payments outstanding:
Principal	$2,148	$821,654	$652,191	$123,141	$1,599,134
Interest	195	431,399	356,182	32,411	820,187
Total	$2,343	$1,253,053	$1,008,373	$155,552	$2,419,321
Gross claim liability	$1	$22,169	$264,492	$47,979	$334,641
Less:
Gross potential recoveries	—	7,588	286,068	68,766	362,422
Discount, net	—	353	(66,397)	1,445	(64,599)
Net claim liability (prior to reduction for unearned premium)	$1	$14,228	$44,821	$(22,232)	$36,818
Unearned premium revenue	$7	$16,980	$11,747	$—	$28,734
Net claim liability reported in the balance sheet	$—	$6,853	$37,847	$(22,232)	$22,468
Reinsurance recoverables	$—	$—	$—	$—	$—
A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash inflows and outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present values of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis were $28.3 million and $30.7 million, respectively, as of March 31, 2013, and $28.9 million and $33.6 million, respectively, as of December 31, 2012.
The accretion of these balances is included in either premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. The accretion included in premiums earned for the three months ended March 31, 2013 was $0.2 million compared to $0.3 million for the comparable period of 2012. There was an immaterial amount of accretion recorded in policy acquisition costs for the three months ended March 31, 2013 and 2012.
The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of March 31, 2013, was $35.5 million and is expected to decrease over time as the portfolio runs off. The activity related to the net present value of premiums receivable during the three months ended March 31, 2013 and 2012 was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at March 31, 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Premiums earned were affected by the following for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2013	2012
Refundings	$4,753	$8,224
Recaptures/commutations	(2,447)	(16,269)
Unearned premium acceleration upon establishment of case reserves	65	—
Reinsurance agreements	—	(5,995)
Foreign exchange revaluation, gross of commissions	(768)	212
Adjustments to installment premiums, gross of commissions	2,692	94
Total adjustment to premiums earned	$4,295	$(13,734)
The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments (“refundings”) of any financial guaranty obligations, as of March 31, 2013:

(In thousands)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Second Quarter 2013	$220,786	$6,742	$226	$6,968
Third Quarter 2013	214,181	6,605	220	6,825
Fourth Quarter 2013	205,534	8,647	217	8,864
2013	205,534	21,994	663	22,657
2014	183,168	22,366	821	23,187
2015	165,724	17,444	752	18,196
2016	150,560	15,164	707	15,871
2017	136,441	14,119	647	14,766
2013-2017	136,441	91,087	3,590	94,677
2018-2022	78,216	58,225	2,467	60,692
2023-2027	39,420	38,796	1,535	40,331
2028-2032	17,320	22,100	950	23,050
After 2032	—	17,320	1,099	18,419
Total	$—	$227,528	$9,641	$237,169

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the significant components of changes in our financial guaranty claim liability for the three months ended March 31, 2013 and 2012, excluding $2.1 million and $2.4 million, respectively, related to our trade credit reinsurance and surety business, which is excluded from the accounting standard regarding accounting for financial guaranty insurance contracts by insurance enterprises.

	Three Months Ended March 31,
(In thousands)	2013	2012
Claim liability at beginning of period	$64,291	$60,550
Incurred losses and LAE:
Increase in gross claim liability	8,390	187,111
Increase in gross potential recoveries	(3,946)	(301,598)
(Increase)/decrease in discount	(3,555)	146,579
Increase in unearned premiums	(797)	(704)
Incurred losses and LAE	92	31,388
Paid losses and LAE:
Current years	1	—
Prior years	(41,915)	(8,889)
Paid losses and LAE:	(41,914)	(8,889)
Claim liability at end of period	$22,469	$83,049
Components of incurred losses and LAE:
Claim liability established in current period	$104	$—
Changes in existing claim liabilities	(12)	31,388
Total incurred losses and LAE	$92	$31,388
Components of decrease in discount:
(Increase)/decrease in discount related to net claim liabilities established in current period	$(128)	$150,611
Increase in discount related to existing net claim liabilities	(3,427)	(4,032)
Total (increase)/decrease in discount	$(3,555)	$146,579

Paid losses during the first quarter of 2013 include the impact of the FGIC Commutation.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows as of the dates indicated:

March 31, 2013	2.09%
December 31, 2012	2.00%
March 31, 2012	2.26%
December 31, 2011	2.80%

10. Long-Term Debt
The carrying value of our long-term debt at March 31, 2013 and December 31, 2012 was as follows:

(In thousands)		March 31, 2013	December 31, 2012
5.625%	Senior Notes due 2013	$—	$79,449
5.375%	Senior Notes due 2015	54,798	249,868
3.000%	Convertible Senior Notes due 2017 (1)	338,966	334,254
9.000%	Senior Notes due 2017	190,563	—
2.250%	Convertible Senior Notes due 2019 (2)	321,778	—
	Total long-term debt	$906,105	$663,571
______________________

(1)	The principal amount of these notes is $450 million.

(2)	The principal amount of these notes is $400 million.
In January 2013, we exchanged $195.2 million of our 5.375% Senior Notes due June 2015 (the “Old Notes”) for a new series of 9.000% Senior Notes due June 2017 (the “New Notes”) and additional cash consideration in certain circumstances for purposes of improving our debt maturity profile. This transaction, which is accounted for as an extinguishment of debt, resulted in a loss of $3.9 million, primarily as a result of the requirement to record the New Notes at fair value. Both the Old Notes and the New Notes have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates, and the modification of covenants. Additionally, the indentures governing the Old Notes and New Notes include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the respective indentures for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.
2019 Convertible Senior Notes
In March 2013, we issued $400 million principal amount of the 2019 Convertible Senior Notes and received net proceeds of approximately $389.8 million. Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2013. The 2019 Convertible Senior Notes have covenants customary for securities of this nature, including covenants related to payments of the notes, reports, compliance certificates and the modification of covenants.
At any time on or after March 8, 2016, we may redeem all or part of the notes, but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on, and including, the trading day prior to the date we provide notice of redemption exceeds 130% of the conversion price in effect on each such trading day. The redemption price will be equal to 100% of the unpaid principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (unless the redemption date falls after a regular record date but on or prior to the immediately succeeding interest payment date, in which case we will pay the full amount of accrued and unpaid interest to the holder of record as of the close of business on such regular record date, and the redemption price will be equal to 100% of the principal amount of notes to be redeemed).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Holders of the notes will be able to convert the notes, at their option, before the close of business on the business day immediately preceding December 1, 2018, only under the following circumstances:

1.
During any calendar quarter commencing after March 31, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

2.
During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes (for each trading day during that five day measurement period) was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on such trading day;

3.	Any time prior to the close of business on the business day prior to the redemption date if we call the notes for redemption; or

4.	Upon the occurrence of specified corporate events as described in the indenture for the notes.
Upon a conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The conversion rate initially is 94.3396 shares of our common stock per $1,000 principal amount of notes (corresponding to an initial conversion price of approximately $10.60 per share of common stock). The conversion rate is subject to adjustment in certain events, but will not be adjusted for accrued and unpaid interest, if any. In addition, following certain corporate events, we will, under certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with that corporate event.
This transaction is accounted for under the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when the interest cost is recognized in subsequent periods. Our convertible notes fall within the scope of this standard due to our ability to elect to repay the convertible notes in cash.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

(In thousands)	March 31, 2013
Liability component:
Principal	$400,000
Less: debt discount, net (1)	(78,222)
Net carrying amount	$321,778

Equity component (net of tax impact) (2) (3)	$77,026
______________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Included within additional paid-in capital, net of related issuance costs.

(3)	A full valuation allowance has been recorded against the deferred income tax impact.
The following table sets forth total interest expense recognized related to the convertible notes for the period indicated:

(In thousands)	Three Months Ended March 31, 2013
Contractual interest expense	$675
Amortization of debt issuance costs	92
Amortization of debt discount	819
Total interest expense	$1,586

Effective interest rate of the liability component	6.25%
If we fail to comply with applicable debt covenants, it could result in a default under our long-term debt and accelerate our obligation to repay our outstanding debt. Regulatory action that results in the appointment of a receiver for one or more of our significant insurance subsidiaries could constitute an event of default under our long-term debt.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Accumulated Other Comprehensive Income
The following table shows the rollforward of accumulated other comprehensive income for the periods indicated:

	Three Months Ended March 31, 2013
(In thousands)	Before tax	Tax effect	Net of tax
Balance at beginning of period	$24,904	$8,809	$16,095
Other comprehensive income:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	(29)	(10)	(19)
Less: Reclassification adjustment	—	—	—
Net foreign currency translation adjustments	(29)	(10)	(19)
Unrealized gains on investments:
Unrealized holding gains arising during the period	11,515	4,030	7,485
Less: Reclassification adjustment for net gains included in net loss (1)	67	46	21
Net unrealized gains on investments	11,448	3,984	7,464
Other comprehensive income	11,419	3,974	7,445
Balance at end of period	$36,323	$12,783	$23,540

	Three Months Ended March 31, 2012
(In thousands)	Before tax	Tax effect	Net of tax
Balance at beginning of period	$12,039	$639	$11,400
Other comprehensive income:
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	—	—	—
Less: Reclassification adjustment	—	—	—
Net foreign currency translation adjustments	—	—	—
Unrealized gains on investments:
Unrealized holding gains arising during the period	26,483	9,269	17,214
Less: Reclassification adjustment for net gains included in net loss (1)	14,785	5,175	9,610
Net unrealized gains on investments	11,698	4,094	7,604
Other comprehensive income	11,698	4,094	7,604
Balance at end of period	$23,737	$4,733	$19,004
______________________

(1)	Included in net (losses) gains on investments on our condensed consolidated statements of operations.

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
Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio, and the continued uncertainty around our ability to rely on certain short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year, we record our interim period income tax provision (benefit) based on actual results of operations.
For federal income tax purposes, we had approximately $1.9 billion of net operating loss (“NOL”) carryforwards as of March 31, 2013. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032. To protect our ability to utilize our NOLs and other tax assets from an “ownership change” under U.S. federal income tax rules, we adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan. These tax benefit preservation measures will expire if our stockholders do not re-approve them at the upcoming 2013 Annual Meeting of Stockholders to be held on May 15, 2013.
As of March 31, 2013, before consideration of our valuation allowance, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $1,037.1 million.
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years, and the continued uncertainty around our future results. We also considered several sources of positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
A valuation allowance of approximately $1,019.2 million and $989.7 million was recorded against our net DTA of approximately $1,037.1 million and $989.7 million at March 31, 2013 and December 31, 2012, respectively. The remaining DTA of approximately $17.9 million at March 31, 2013, represents our NOL carryback, which we may be able to utilize as part of a compromised settlement against the adjustments proposed by the Internal Revenue Service (“IRS”) relating to tax years 2000 through 2007, as discussed in more detail below.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We are currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic Real Estate Mortgage Investment Conduits (“REMIC”) residual interests and has proposed adjustments denying the associated tax benefits of these items. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. We appealed these proposed adjustments to the IRS Office of Appeals (“Appeals”) and made “qualified deposits” with the U.S. Department of the Treasury in the amount of approximately $85.0 million in June 2008 relating to the 2000 through 2004 tax years and approximately $4.0 million in May 2010 relating to the 2005 through 2007 tax years in order to avoid the accrual of above-market-rate interest with respect to the proposed adjustments. In December 2010, we reached a tentative settlement agreement with Appeals. However, because we had claimed a refund of approximately $105.0 million with respect to our 2006 and 2007 taxable years based on a carryback of an NOL generated from our 2008 taxable year, review of the tentative settlement agreement by the Joint Committee on Taxation (“JCT”) was required. After the JCT completed its review, Appeals reconsidered the tentative settlement and informed us that it was no longer willing to enter into a settlement based on the originally proposed terms.
We have made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and plans to issue a formal notice of deficiency within three to six months. Upon receipt of the notice of deficiency, we will have 90 days to either pay the assessed tax liabilities, penalties and interest (the “deficiency amount”) in full or petition the U.S. Tax Court to litigate the deficiency amount. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. After discussions with outside counsel about the issues raised in the examination, we believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, financial condition, results of operations and cash flows.

13. Statutory Information
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF, or “risk-to-capital” as described below. Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States, the Statutory RBC Requirement is that a mortgage insurer must maintain a minimum policyholder position, which is based on both risk and surplus levels (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. During the three months ended March 31, 2013, the RBC States accounted for approximately 55.0% of Radian Guaranty’s total primary NIW.
We actively manage Radian Guaranty’s statutory capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. Radian Group had unrestricted cash and liquid investments of $886.4 million as of March 31, 2013. We expect to use a portion of our remaining available liquidity to further support Radian Guaranty’s capital position. In addition, while our other mortgage insurance subsidiaries are not subject to Statutory RBC Requirements, these subsidiaries, which provide reinsurance to Radian Guaranty but do not write direct business of their own, are subject to certain minimum capital and statutory surplus requirements. All of these subsidiaries were in compliance with their respective capital and statutory surplus requirements as of March 31, 2013. Some of these subsidiaries may require additional capital contributions in the future to maintain minimum capital levels in order for Radian Guaranty to continue to receive appropriate statutory credit and thus continue to utilize reinsurance arrangements with these subsidiaries.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Guaranty’s statutory net loss and statutory policyholders’ surplus as of or for the periods indicated were as follows:

(In millions)	As of and for the Three Months Ended March 31, 2013	As of and for the Year Ended December 31, 2012
Statutory net loss	$(1.8)	$(175.9)
Statutory surplus	1,098.3	926.0
Contingency reserve	7.4	—
The components of Radian Guaranty’s risk-to-capital calculation appear in the table below. For purposes of the risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory-basis capital and surplus) plus statutory contingency reserves.

	March 31, 2013		December 31, 2012
($ in millions)
RIF, net (1)	$20,537.1		$19,226.7

Statutory surplus	$1,098.3		$926.0
Statutory contingency reserve	7.4		—
Statutory capital	$1,105.7		$926.0

Risk-to-capital	18.6	:1	20.8	:1
______________________

(1)	RIF, net excludes risk ceded through reinsurance contracts and RIF on defaulted loans.
We intend to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future, including, if necessary, by making contributions to Radian Guaranty from Radian Group’s available liquidity. Radian Guaranty had not exceeded the Statutory RBC Requirement or MPP Requirement in any RBC State as of March 31, 2013.
The improvement in Radian Guaranty’s risk-to-capital ratio in the first three months of 2013 was primarily due to a capital contribution from Radian Group to Radian Guaranty of $115 million, the release of contingency reserves at Radian Asset Assurance, and the impact of the quota share reinsurance transactions entered into in 2012. This benefit was partially offset by an increase in net RIF at Radian Guaranty.
Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) one or more statutory reserves on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty would also be negatively impacted. We establish statutory financial guaranty reserves at the time of default, whereas for GAAP reporting purposes, loss reserves are established when estimated losses exceed unearned premiums, regardless of whether a default has occurred. Any decrease in the statutory policyholders’ surplus in our financial guaranty business would have a direct negative impact on Radian Guaranty’s capital position and may affect its ability to remain in compliance with the Statutory RBC Requirements.
As of March 31, 2013, Radian Asset Assurance maintained claims paying resources of $1.7 billion (which included statutory policyholders’ surplus, contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves). As of March 31, 2013, the statutory policyholders’ surplus of Radian Asset Assurance was approximately $1.2 billion. In July 2012, Radian Asset Assurance paid an ordinary dividend of $54 million to Radian Guaranty. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $37 million to Radian Guaranty in July 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Due to current expectations with respect to the credit performance of the Terminated TruPs Bonds, we have established an associated salvage recovery for statutory accounting purposes, which as of March 31, 2013, was approximately $76.8 million and is included in Radian Asset Assurance’s and Radian Guaranty’s statutory policyholders’ surplus as of March 31, 2013. Although Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs, the amount of salvage recovery remains at risk and the actual amount of salvage that we ultimately recover will depend on the future performance of the Terminated TruPs Bonds, including, in the case of four of the Terminated TruPs CDOs, the risk that an event of default occurs and is continuing after 2016 or 2017, as applicable. If such event of default were to occur, it would result in a loss for such Terminated TruPs CDOs that would be determined based on the difference between the par value and the market value thereof. If the LPV is required to make payments to the Counterparty pursuant to the terms of the Residual CDS, Radian Asset Assurance’s projected and actual salvage recovery from the LPV may be materially reduced or eliminated.
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
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, risk-based capital measures and surplus requirements that potentially limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. If Radian Guaranty’s regulatory risk-based capital position fails to comply with applicable state statutory or regulatory risk-based capital requirements, including if waivers or similar relief from the states that impose such statutory or regulatory risk-based capital requirements are not obtained or renewed or are revoked: (i) insurance regulators or the GSEs may limit or cause Radian Guaranty to cease writing new mortgage insurance; (ii) the GSEs may terminate or otherwise restrict Radian Guaranty’s eligibility to insure loans purchased by the GSEs; (iii) Radian Guaranty’s customers may decide not to insure loans with Radian Guaranty or may otherwise limit the type or amount of business done with Radian Guaranty; and (iv) state or federal regulators could pursue regulatory actions or proceedings, including possible supervision or receivership actions, against us in the future. Our failure to maintain adequate levels of capital could also lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of March 31, 2013, the amount of restricted net assets held by our consolidated subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $1.2 billion of our consolidated net assets.

14. Selected Financial Information of Registrant—Radian Group

(In thousands)	March 31, 2013	December 31, 2012
Investment in subsidiaries, at equity in net assets	$1,188,325	$1,234,229
Total assets	2,042,505	1,550,619
Long-term debt	906,105	663,571
Total liabilities	1,111,459	814,294
Total stockholders’ equity	931,046	736,325
Total liabilities and stockholders’ equity	2,042,505	1,550,619

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximately 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith.  On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. Quicken has filed a response to Radian Guaranty’s motion to dismiss, and on January 11, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Settlement Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. Radian Guaranty and some of the other mortgage insurer defendants moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs’ loans. The court denied that motion on May 7, 2012, and on October 4, 2012, Radian Guaranty filed a new motion to dismiss on a number of grounds. On December 21, 2012, plaintiffs filed an opposition to that motion. On May 7, 2013, the court granted Radian Guaranty’s motion and dismissed the plaintiffs’ claims with prejudice.  The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations.
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

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On April 5, 2013, plaintiffs filed an opposition to the motion to dismiss.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On January 4, 2013, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. The court denied that motion on April 11, 2013, and ordered a brief period of discovery limited to the statute of limitations issue. The discovery period is scheduled to end on June 14, 2013.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On January 28, 2013, plaintiffs filed an amended complaint. On March 28, 2013, Radian Guaranty filed a motion to dismiss plaintiffs’ claims as barred by the statute of limitations.

•
On May 31, 2012, a putative class action under RESPA titled Barlee, et al. v. First Horizon National Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint, and on November 5, 2012, Radian Guaranty filed a motion to dismiss the amended complaint for lack of standing because it did not insure any of the plaintiffs’ loans. Plaintiffs filed an opposition to the motion to dismiss, and on January 16, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss. On February 27, 2013, the court granted Radian Guaranty’s motion to dismiss and Radian Guaranty has been dismissed from this lawsuit.

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

•
On January 4, 2013, a putative class action under RESPA titled Ba, et al. v. HSBC USA, Inc., et al., was filed in the U.S. District Court for the Eastern District of Pennsylvania. On February 26, 2013, Radian Guaranty moved to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans. On March 25, 2013, plaintiffs voluntarily dismissed Radian Guaranty from this lawsuit.

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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand (“CID”) from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to the Company without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of December 31, 2012, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $750 million.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We are also currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by Commonwealth Mortgage Assurance Company of Texas, one of our wholly-owned subsidiaries. We appealed the proposed adjustments and reached a tentative settlement agreement with Appeals. Upon subsequent review and consideration, however, Appeals informed us that it was no longer willing to settle on the originally proposed terms. After several attempts to reach a compromised settlement, we were notified in January 2013 that Appeals rejected our latest offer and plans to issue a formal notice of deficiency within three to six months. Upon receipt of the notice, we will have 90 days to pay the assessed tax liabilities, penalties and interest or petition the U.S. Tax Court to litigate the matter. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS may ultimately be reached. See Note 12 for additional information.
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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $149.0 million of remaining credit exposure as of March 31, 2013.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $7.5 million at March 31, 2013, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Recently, we limited the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for compliance with secondary market compliance and for potential mortgage insurance. In the first three months of 2013, we paid losses related to contract underwriting remedies of approximately $0.7 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In the first three months of 2013, our provision for contract underwriting expenses was approximately $0.6 million and our reserve for contract underwriting obligations at March 31, 2013 was $3.5 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $14.5 million, of which $5.6 million of unearned retention expense has not been recorded as of March 31, 2013. The remaining cost for these agreements is expected to be recorded by the end of 2015.

16. Capital Stock
In March 2013, we sold 39.1 million shares of our common stock at a public offering price of $8.00 per share. We received net proceeds of approximately $299.5 million after deducting underwriters’ discounts and offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Overview
We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance (“first-lien”). We have two business segments—mortgage insurance and financial guaranty. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We conduct our business primarily through Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary. Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks, and credit protection on various asset classes through financial guarantees and credit default swaps (“CDS”). While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio of public finance and structured finance credits. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), is a wholly-owned subsidiary of Radian Guaranty, which allows our financial guaranty business to serve as a critical source of capital support for our mortgage insurance business.
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for each of our businesses. This negative economic environment was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited economic growth and a lack of meaningful liquidity in some sectors of the capital markets. Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio as our “legacy portfolio”).
In recent years, the operating environment for our businesses has shown signs of improvement. Although the United States (“U.S.”) economy and housing market remain weak compared to historical standards, home prices appear to be appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of overall mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment. As a consequence of these and other factors, we have experienced improvement in our results of operations, including a 20% decline in new primary mortgage insurance defaults in the three months ended March 31, 2013, compared to the number of new defaults in the comparable period of 2012 that led to a significant reduction in incurred losses.
Currently, our business strategy primarily is focused on: (1) growing our mortgage insurance business by writing new insurance on high-quality mortgages in the U.S.; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce our financial guaranty exposure; and (4) continuing to effectively manage our capital and liquidity positions. Although uncertainty remains with respect to the ultimate losses we will experience in our legacy portfolio, as we continue to write new insurance on high-quality mortgages, our legacy portfolio will progressively become a smaller percentage of our total portfolio. We anticipate that sometime in the second quarter of 2013, our legacy portfolio will represent less than 50% of our total mortgage insurance portfolio. In light of this important compositional change in our mortgage insurance portfolio and assuming that improving macroeconomic trends continue, we believe we are positioning the company to return to profitability. Although significant uncertainty remains, based on our projections, which exclude the effect of changes in our stock price on compensation expense (see “—Key Factors Affecting Our Results—Operating Expenses”), we expect a return to a marginal level of profitability for our mortgage insurance segment in 2013. For more information, see “Results of Operations—Mortgage Insurance” and “Results of Operations—Financial Guaranty.”

Our businesses also are significantly impacted by, and our future success may be affected by, legislative and regulatory developments impacting the housing finance industry. Freddie Mac and Fannie Mae (referred to collectively as “Government Sponsored Enterprises” or “GSEs”) are the primary beneficiaries of the majority of our mortgage insurance policies and the Federal Housing Administration (“FHA”) remains our primary competitor outside of the private mortgage insurance industry. Federal and state efforts to support homeowners and the housing market, including through the enhanced Homeowner Affordable Refinance Program (“HARP 2”), have had a positive impact on our business in recent periods. Various regulatory agencies have produced, and are now in the process of developing additional, new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that are expected to have a significant impact on the housing finance industry, and the U.S. Congress is planning for reforms of the housing finance market, including the future roles that the FHA and the GSEs will play in such market.
Key Factors Affecting Our Results
Mortgage Insurance

•
Premiums. Premiums on our mortgage insurance products are paid either on a monthly installment basis (“monthly premium”), in a single payment at origination (“single premium”), as a combination of up-front premium at origination plus a monthly renewal, or in some cases, as an annual or multi-year premium. A change in the amount of insurance in force from one period compared to another will generally increase (when insurance in force is higher) or decrease (when insurance in force is lower) premiums earned during the period. Premiums earned are also affected by premium rates that are based on a number of borrower, loan and property characteristics.

New insurance written (“NIW”) increases our insurance in force and premiums earned. Cancellations of our insurance policies and other reductions of insurance in force, such as rescissions of coverage and claims paid, reduce insurance in force, and generally have a negative effect on premiums earned. Cancellations of single premium policies accelerate the earning of remaining unearned premiums, if any. This unearned premium is immediately recognized upon cancellation. The measure for assessing the impact of policy cancellations on insurance in force is our persistency rate, defined as the percentage of insurance in force that remains on our books after any 12-month period. Our insurance premiums on our monthly insurance policies are earned over time; therefore higher persistency rates on monthly insurance policies enable us to earn more premiums and recover more of our policy acquisition costs, and generally result in increased profitability. For single premium policies, however, assuming all other factors remain constant, profitability increases when persistency rates are lower. Rescissions, which are discussed in further detail below, result in a full refund of the inception-to-date premiums received, and therefore, premiums earned are affected by any changes in our accrual for estimated rescission refunds. Additionally, premiums ceded to third party reinsurance counterparties decrease premiums earned.

•
NIW. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as interest rates and housing prices, as well as credit availability. The percentage of private mortgage insurance penetration mainly is influenced by the competition from FHA insurance and the relative percentage of originations that are for purchased homes versus refinances. Typically, private mortgage insurance penetration is significantly higher on purchased homes than on refinances as a result of higher average loan-to-value ratios (“LTVs”). Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in the private mortgage insurance market and our ability to maintain existing levels of new mortgage originations from our current customers or to gain new customers.

•
Losses. Incurred losses represent the estimated claim payments on newly defaulted insured loans as well as any change in the prior estimate for previously existing defaults. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and changes in the estimates we use to determine our losses, including estimates with respect to the likelihood, magnitude and timing of anticipated losses, and our estimate of the rate at which we expect defaults will ultimately result in paid claims. Other factors influencing incurred losses include:

-	The product mix of our total direct risk in force (“RIF”) (loans with higher risk characteristics generally result in higher delinquencies and claims);

-	The average loan size (higher average loan amounts generally result in higher losses incurred);

-	The percentage of coverage on insured loans (higher percentages of insurance coverage result in higher incurred losses) and the presence of structural mitigants such as deductibles or stop losses;

-
Changes in housing values (declines in housing values negatively impact our ability to mitigate our losses and also may negatively affect a borrower’s willingness to continue to make mortgage payments when the home value is less than the mortgage balance);

-
The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase substantially over a period of several years before declining; however, as is evident with much of our legacy portfolio, several factors can impact and change this cycle, including the economic environment, the credit risk of the borrower, housing prices and unemployment rates);

-
Our ability to mitigate potential claims through rescissions, denials, cancellations and the curtailment of claims submitted to us. Generally, we rescind insurance coverage when we conclude through our review of the underwriting of a loan that the loan was not originated in accordance with the underwriting guidelines specified at origination. Generally, we deny claims when the documentation we receive is not sufficient to perfect the claim in accordance with our master insurance policy. In addition, we may cancel coverage or curtail claim payments when we identify servicer negligence, or we may make other adjustments to claims as permitted by our master insurance policy. These actions all result in a reduction in our incurred losses. Conversely, if rescissions are successfully challenged or denied claims are re-submitted as perfected claims, in each case at rates that are higher than expected, our incurred losses will increase.

•
Operating Expenses. Our operating expenses are generally affected by both the level of NIW, as well as the level of RIF. Additionally, our operating expenses are impacted by compensation expense associated with changes in the estimated future value of certain performance awards that have been granted to our officers and directors under our equity compensation plan and are impacted by changes in our stock price. Because these awards are cash-settled, the related expense is adjusted quarterly based on changes in our current stock price and other factors utilized to estimate the ultimate payout of each award.

•	Investment Income. Investment income is affected by the average investment balances held and the average yield on our overall portfolio.

•
Third-Party Reinsurance. We use third-party reinsurance in our mortgage insurance business to manage capital and risk. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of any incurred losses. This arrangement has the impact of reducing our earned premiums but also reduces our net RIF, which provides capital relief and reduces our incurred losses by any incurred losses ceded in accordance with the reinsurance agreement. In the past, we also have entered into reinsurance transactions designed to transfer all or a portion of the risk associated with certain higher risk mortgage insurance products.

Financial Guaranty

•
Premiums. We earn premiums on our financial guaranty insurance policies and on other forms of credit protection we provide. In our financial guaranty business, premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Since we have discontinued writing new financial guaranty insurance, our premiums earned have been reduced commensurate with the decrease in our net par outstanding. Premiums on our structured finance contracts are generally paid on a periodic basis (monthly or quarterly installment premiums) and are earned on a monthly basis. Premiums on our public finance contracts were generally paid as single up-front premiums and are generally earned over the life of the contract. In addition, we recognize the remaining unearned premium revenue when securities that we insure are redeemed or otherwise retired (“refundings”) and this results in the extinguishment of the financial guaranty policies insuring such securities. Furthermore, our earned premiums are reduced by premiums ceded through reinsurance agreements.

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

Factors outside of our control also are likely to affect the decline in our net par outstanding. Low interest rates may induce the issuers of our public finance obligations to refinance the obligations that we insure, thereby reducing our net par outstanding. A significant portion of our financial guaranty net par outstanding is subject to termination at any time by our CDS counterparties or by our non-affiliated primary insurance customers that have ceded exposure to us. Various market factors may make it economically attractive for our counterparties to exercise their early termination rights and cancel our insurance coverage.

•
Changes in Fair Value of Obligations. Many of our structured finance contracts are accounted for as derivatives or variable interest entities (“VIEs”), which are carried at fair market value. Our results are therefore impacted by changes in the fair value of these contracts. The estimated fair value of these obligations and instruments is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads (of both the underlying collateral as well as Radian Group Inc.’s (“Radian Group”) credit spread), credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated to our obligation to pay future claims.

Radian Group’s credit spread reflects the perceived risk of default that investors associate with us, which we are required to consider when determining the fair market values of our obligations. A higher credit spread is indicative of a higher perception of risk. With all else remaining constant, when our credit spread increases, or widens, the fair value liability of our insured obligations declines, and when our credit spread decreases, or tightens, the fair value liability of our insured obligations increases.
Because we generally do not settle our insurance contracts before maturity (other than in a negotiated termination), in the absence of actual credit losses on which we are obligated to make claim payments, unrealized gains or losses related to changes in fair value are expected to reverse before or at the maturity of these obligations. In addition, if we agree to settle obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, it could result in the realization of additional gains or losses.

•
Losses/Credit Performance. Our financial guaranty incurred losses are driven primarily by economic conditions that affect the ability of the issuers of our insured obligations to meet such financial obligations and by adverse developments in the assumptions used to determine our losses, including assumptions with respect to the likelihood, magnitude and timing of anticipated losses. Stronger economic conditions increase the likelihood that obligors will have the ability to pay interest and principal on the bonds we insure. Weaker economic conditions often place strains on the revenue flows available to pay interest and principal. Other factors influencing defaults and incurred losses include:

-	Our ability, and the ability of the primary insurers (primarily subsidiaries of Assured Guaranty Ltd. (collectively “Assured”)) from whom we have ceded reinsurance, to mitigate claims;

-
The performance of the primary insurers from whom we have either ceded reinsurance or who have the primary obligation to pay claims on our second-to-pay obligations (if such primary insurers have financial difficulties, they may be unable or unwilling to devote sufficient resources to loss mitigation efforts or could fail to pay claims on transactions where we have second-to-pay obligations);

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

While all of these factors affect losses on underlying transactions we insure, our ultimate loss is impacted by the structure of each transaction, including the subordinated exposure that we do not insure and that absorbs losses before we would incur losses.

Results of Operations—Consolidated

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Because of this, our consolidated results reflect, and are fully explained by, the financial results and performance of our two business segments—mortgage insurance and financial guaranty. Our net loss for the three months ended March 31, 2013 reflects the impact of significant unrealized net losses on derivatives as discussed further under “Results of Operations—Financial Guaranty.”

The following table highlights selected information related to our consolidated results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		% Change
($ in millions)	2013	2012	2013 vs. 2012
Net loss	$(187.5)	$(169.2)	10.8%
Change in fair value of derivative instruments	(167.7)	(72.8)	n/m
Provision for losses	132.1	266.2	(50.4)
Other operating expenses	80.1	50.2	59.6
Interest expense	15.9	14.1	12.8
Income tax benefit	(14.7)	(8.9)	65.2
______________________
n/m – not meaningful
We allocate corporate income and expenses to our mortgage insurance and financial guaranty segments based on either an allocated percentage of time spent on each segment or internally allocated capital, which is based on relative equity under accounting principles generally accepted in the United States of America (“GAAP”) for each segment. We allocate corporate cash and investments to our segments based on internally allocated capital, which also is based on relative GAAP equity. The results for each segment for each reporting period can cause significant volatility in internally allocated capital based on relative GAAP equity, which can impact the allocations of income and expenses to our segments.
Management has determined that the allocation of our consolidated provision for income taxes to the segments is no longer material to the evaluation of our business results. Therefore, beginning with the first quarter of 2013, financial information for our business segments will be disclosed on a pretax basis as pretax results are used by senior management in the allocation of resources and in assessing the performance of the segments.
Other Operating Expenses. Our operating expenses include compensation expense associated with changes in the estimated future value of certain performance awards that have been granted to our officers and directors under our equity compensation plan. For the first quarter of 2013, this expense was impacted by changes in our stock price and, to a lesser extent, other factors. Because these awards are cash-settled, the related liability is adjusted quarterly based on changes in our current stock price during the period and other factors utilized to estimate the ultimate payout of each award. During the three months ended March 31, 2013, our expense related to these performance awards was approximately $38.0 million compared to approximately $8.0 million for the three months ended March 31, 2012.
Interest Expense. These amounts reflect interest on our long-term debt. During the three months ended March 31, 2013, we exchanged $195.2 million of our 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 and repaid the remaining outstanding balance of $79.4 million of our 5.625% Senior Notes due February 2013. During the first quarter of 2013, we also issued $400 million principal amount of 2.250% Convertible Senior Notes due March 2019 (the “2019 Convertible Senior Notes”) with an effective rate of 6.25%. Both of these transactions increased our interest expense during the quarter. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Income Tax Benefit.  The effective tax rate was 7.3% for the three months ended March 31, 2013, compared to 5.0% for the three months ended March 31, 2012. The change from our statutory tax rate of 35% for each period was primarily due to the accounting for uncertainty of income taxes and changes in our overall valuation allowance. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Results of Operations—Mortgage Insurance
Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012
The following table summarizes our mortgage insurance segment’s results of operations for the periods indicated:

	Three Months Ended March 31,		% Change
($ in millions)	2013	2012	2013 vs. 2012
Pretax loss	$(16.8)	$(57.0)	(70.5)%
Net premiums written—insurance	217.3	196.9	10.4
Net premiums earned—insurance	183.0	173.5	5.5
Net investment income	15.1	18.0	(16.1)
Net (losses) gains on investments	(3.2)	32.2	n/m
Net losses on other financial instruments	(1.9)	(0.7)	n/m
Other income	1.7	1.3	30.8
Provision for losses	132.0	234.7	(43.8)
Change in reserve for premium deficiency (“PDR”)	(0.6)	—	n/m
Policy acquisition costs	11.7	8.6	36.0
Other operating expenses	65.8	36.3	81.3
Interest expense	2.7	1.7	58.8
______________________
n/m – not meaningful
Pretax Loss.  The improvement in the results for the three months ended March 31, 2013, compared to the same period of 2012, primarily reflects a significant decrease in the provision for losses and an increase in premiums earned, partially offset by a decrease in gains on investments and an increase in other operating expenses. See “Provision for Losses” below for further information.
NIW, Insurance in Force, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $10.9 billion of primary new mortgage insurance in the three months ended March 31, 2013, compared to $6.5 billion in the three months ended March 31, 2012. The significant increase in NIW for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 is attributable to an increase in the overall mortgage market and the penetration rate of private mortgage insurance in the overall insured mortgage market. While the private mortgage insurance industry has made progress in recapturing business from the FHA, the FHA’s market share remains high. We have been more aggressively marketing our product offerings that favorably compete with the FHA in order to regain market share from the FHA.
Since 2009, almost all of our new mortgage insurance business production has been prime business. In addition, Fair Isaac Corporation (“FICO”) scores for the borrowers of these insured mortgages have increased, while the average LTV on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring.
Since 2011, there have been numerous legislative proposals and recommendations focused on reforming the U.S. housing finance industry, including proposals that are intended to wind down the GSEs or to otherwise limit or restrict the activities and businesses of the GSEs. The future structure of the residential housing finance system remains uncertain, including the impact of any such changes on our business. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, it is reasonably possible that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminate the requirement altogether, which would reduce our available market and could adversely affect our mortgage insurance business. In addition, the mortgage origination market and private mortgage insurers could be adversely impacted by regulatory matters being developed under the third Basel Capital Accord and under the Dodd-Frank Act.

In 2009, the GSEs began offering the Homeowner Affordable Refinance Program (“HARP”). HARP allows a borrower who is not delinquent to refinance a mortgage if such borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. In November 2011, the Federal Housing Finance Agency (“FHFA”) made enhancements to the HARP program (defined above as “HARP 2”) that expanded the number of borrowers who can qualify for refinancing. Importantly, Radian Guaranty and other private mortgage insurers have agreed with the FHFA to facilitate the transfer of mortgage insurance on loans to be refinanced without regard to LTV. The changes implemented by HARP 2 have increased the number of borrowers who are eligible to benefit from the program and, as of March 31, 2013, approximately 10% of our total primary RIF had successfully completed a HARP refinance. The HARP program has been extended until December 31, 2015. HARP loans are excluded from NIW for the period in which the refinance occurs, but have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that under the new refinanced loan, the borrower generally has a greater ability to pay and more financial flexibility to cover its obligations. While HARP 2 may result in fewer delinquent loans and claims, our ability to rescind coverage on HARP loans will be limited in certain circumstances pursuant to our agreement with the FHFA. During the three months ended March 31, 2013, HARP loans accounted for $2.5 billion of insurance not included in Radian Guaranty’s NIW for the period.
On March 27, 2013, the FHFA announced its new streamlined modification initiative. With the existing suite of modification programs, there are modifications that fail due to the borrowers’ inability to provide appropriate documentation. The new program, offered by Fannie Mae and Freddie Mac, eliminates the need for borrowers to document their hardship or financial information. Instead, the borrowers must make their trial payments and accept the modification terms. Borrowers must be at least 90 days delinquent and no more than 24 months delinquent on their mortgage.  Borrowers are encouraged by their servicers to submit their hardship and financial information because it may result in more favorable modification terms. We anticipate incremental modification volume as a result of the new streamlined modification program, but it is too early to estimate the impact. Our servicers are fully delegated to execute these modifications. This program became effective on March 27, 2013, and servicers are required to begin offering the modification program to borrowers who are eligible on or after July 1, 2013. The streamlined modification program ends on August 1, 2015.
The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and insurance in force.

	Three Months Ended March 31,
($ in millions)	2013		2012
Primary NIW
Prime	$10,905	100.0%	$6,460	99.9%
Alternative-A (“Alt-A”) and A minus and below	1	—	5	0.1
Total Primary	$10,906	100.0%	$6,465	100.0%

	Three Months Ended March 31,
($ in millions)	2013		2012
Total primary NIW by FICO Score
>=740	$8,210	75.3%	$4,920	76.1%
680-739	2,398	22.0	1,400	21.7
620-679	298	2.7	145	2.2
Total Primary	$10,906	100.0%	$6,465	100.0%

	Three Months Ended March 31,
($ in millions)	2013	2012
Percentage of primary NIW
Refinances	48%	47%

LTV (1)
95.01% and above	1.7%	1.8%
90.01% to 95.00%	39.8%	38.7%
85.01% to 90.00%	39.3%	41.6%
80.01% to 85.00%	19.2%	17.9%

Primary risk written	$2,589	$1,531
______________________

(1)	LTV ratio: The percentage of the original loan amount to the original value of the property.

($ in millions)	March 31, 2013		December 31, 2012		March 31, 2012
Primary insurance in force
Flow	$133,693	92.4%	$129,079	92.0%	$115,127	90.3%
Structured	10,950	7.6	11,284	8.0	12,399	9.7
Total Primary	$144,643	100.0%	$140,363	100.0%	$127,526	100.0%

Prime	$128,361	88.8%	$123,437	87.9%	$108,507	85.1%
Alt-A	10,027	6.9	10,447	7.5	11,828	9.3
A minus and below	6,255	4.3	6,479	4.6	7,191	5.6
Total Primary	$144,643	100.0%	$140,363	100.0%	$127,526	100.0%
Persistency (12 months ended)		80.9%		81.8%		84.5%

($ in millions)	March 31, 2013		December 31, 2012		March 31, 2012
Primary RIF
Flow	$33,027	93.2%	$31,891	92.8%	$28,348	91.3%
Structured	2,419	6.8	2,481	7.2	2,691	8.7
Total Primary	$35,446	100.0%	$34,372	100.0%	$31,039	100.0%

Prime	$31,565	89.1%	$30,348	88.3%	$26,532	85.5%
Alt-A	2,315	6.5	2,404	7.0	2,712	8.7
A minus and below	1,566	4.4	1,620	4.7	1,795	5.8
Total Primary	$35,446	100.0%	$34,372	100.0%	$31,039	100.0%

($ in millions)	March 31, 2013		December 31, 2012		March 31, 2012
Total primary RIF by FICO Score
Flow
>=740	$17,556	53.2%	$16,448	51.6%	$12,889	45.5%
680-739	9,865	29.9	9,686	30.4	9,184	32.4
620-679	4,801	14.5	4,918	15.4	5,328	18.8
<=619	805	2.4	839	2.6	947	3.3
Total Flow	$33,027	100.0%	$31,891	100.0%	$28,348	100.0%
Structured
>=740	$647	26.7%	$661	26.6%	$712	26.5%
680-739	698	28.9	716	28.9	781	29.0
620-679	642	26.5	661	26.6	721	26.8
<=619	432	17.9	443	17.9	477	17.7
Total Structured	$2,419	100.0%	$2,481	100.0%	$2,691	100.0%
Total
>=740	$18,203	51.3%	$17,109	49.8%	$13,601	43.8%
680-739	10,563	29.8	10,402	30.3	9,965	32.1
620-679	5,443	15.4	5,579	16.2	6,049	19.5
<=619	1,237	3.5	1,282	3.7	1,424	4.6
Total Primary	$35,446	100.0%	$34,372	100.0%	$31,039	100.0%

Primary RIF on defaulted loans	$3,953		$4,320		$4,866

	March 31, 2013	December 31, 2012	March 31, 2012
Percentage of primary RIF
Refinances	32%	32%	32%
Loan Type:
Fixed	92.3%	91.6%	89.1%
Adjustable rate mortgages
Less than five years	3.2%	3.5%	4.5%
Five years and longer	4.5%	4.9%	6.3%

($ in millions)	March 31, 2013		December 31, 2012		March 31, 2012
Total primary RIF by LTV
95.01% and above	$4,494	12.7%	$4,643	13.5%	$5,165	16.6%
90.01% to 95.00%	13,988	39.5	13,303	38.7	11,072	35.7
85.01% to 90.00%	13,473	38.0	13,134	38.2	11,983	38.6
85.00% and below	3,491	9.8	3,292	9.6	2,819	9.1
Total Primary	$35,446	100.0%	$34,372	100.0%	$31,039	100.0%

	March 31, 2013		December 31, 2012		March 31, 2012
Total primary RIF by policy year	RIF	Reserve for Losses	RIF	Reserve for Losses	RIF	Reserve for Losses
2005 and prior	15.1%	31.6%	16.5%	31.9%	21.2%	31.8%
2006	7.4	17.8	8.0	17.9	9.8	18.5
2007	16.6	35.5	17.6	35.8	21.7	36.9
2008	12.5	13.3	13.3	12.9	16.2	11.9
2009	5.2	1.2	5.9	1.1	8.1	0.8
2010	4.5	0.3	5.0	0.3	6.9	0.1
2011	7.7	0.2	8.6	0.1	11.2	—
2012	23.7	0.1	25.1	—	4.9	—
2013	7.3	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Net Premiums Written and Earned.  Net premiums written increased for the three months ended March 31, 2013, compared to the same period of 2012, primarily resulting from a significant increase in the size of the mortgage origination market and an increase in mortgage insurance penetration.
Net premiums earned for the three months ended March 31, 2013 increased from the same period of 2012, primarily resulting from a significant increase in NIW in 2013 and 2012, which resulted in increases in premiums earned in the first quarter of 2013, and also due to a decrease in premiums refunded in connection with a lower level of rescissions in the first quarter of 2013 compared to the same period of 2012. The increase in net premiums earned in the first quarter of 2013 was partially offset by an increase in ceded premiums earned related to the QSR Transactions (as defined below).
Our expected rate of return on our single premium business is lower than on our monthly premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on these single premium loans is likely to be higher than anticipated. If loans are repaid later than expected, our profitability on these single premium loans is likely to be lower than anticipated. The expected profitability of our monthly premium business is the opposite of single premium business with respect to prepayment speeds. For our monthly premium business, earlier than anticipated prepayments reduce profitability on these monthly premium loans. As a result, the ultimate profitability of our business is dependent in part on mortgage prepayment speeds. Because prepayment speeds are difficult to project, we believe a mixture of single premium and monthly premium business is desirable to lessen the impact on our results if actual prepayment speeds are significantly different from expectations.

The following table summarizes our ceded premiums and RIF ceded through two separate quota share reinsurance (“QSR”) agreements with a third-party reinsurance provider (the “Initial QSR Transaction” and the “Second QSR Transaction” and together, the “QSR Transactions”) and other reinsurance agreements. Unless otherwise noted, RIF includes the amount ceded through reinsurance.

	Three Months Ended March 31,
($ in thousands)	2013	2012
First-Lien Captives
Premiums ceded to captives	$5,152	$6,429
% of total premiums	2.6%	3.6%
Insurance in force subject to captives (1)	5.8%	8.4%
RIF subject to captives (2)	5.7%	8.2%

Initial QSR Transaction
Ceded premiums written	$6,122	$—
% of premiums written	2.5%	—%
Ceded premiums earned	$7,833	$—
% of total premiums	4.0%	—%
Ceding commissions	$1,530	$—
RIF included in QSR (3)	$1,471,580	$—

Second QSR Transaction
Ceded premiums written	$16,440	$—
% of premiums written	6.7%	—%
Ceded premiums earned	$2,838	$—
% of total premiums	1.4%	—%
Ceding commissions	$5,754	$—
RIF included in QSR (3)	$900,378	$—
______________________

(1)	Insurance in force on captives as a percentage of total insurance in force.

(2)	RIF on captives as a percentage of total RIF.

(3)	RIF ceded under QSR Transactions and included in total RIF.
Net Investment Income.  Our mortgage insurance net investment income decreased for the three months ended March 31, 2013, compared to the same period of 2012, primarily due to the reinvestment of proceeds from sales of investment securities into investments with lower market yields. Both periods include an allocation to the mortgage insurance segment of net investment income from Radian Group based on relative GAAP equity, which decreased in 2013 compared to 2012.
Net (Losses) Gains on Investments.  The components of the net (losses) gains on investments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(14.6)	$17.3
Net realized gains on sales	11.4	14.9
Net (losses) gains on investments	$(3.2)	$32.2

During 2013 and 2012, as market prices of our investments strengthened, we made the decision to sell securities in our portfolio and reinvest the proceeds in similar securities. The realized gains from these sales, some of which had previously been unrealized, were additive to the respective statutory capital position of our subsidiaries that held the investments.  During 2013, the majority of realized gains on sales relate to sales of convertible securities and equities, and net unrealized losses primarily relate to a change in the fair value of our core fixed-income bonds portfolio as interest rates increased modestly during the quarter.
Provision for Losses.  Our mortgage insurance provision for losses decreased for the three months ended March 31, 2013, compared to the same period of 2012. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2013	2012
New defaults	$108.7	$144.3
Existing defaults (1)	20.0	57.0
Second-liens, Loss adjustment expenses (“LAE”) and Other (2)	3.3	33.4
Provision for losses	$132.0	$234.7
______________________

(1)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated; (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but were either a cure, a prepayment, a paid claim or a rescission or denial during the period indicated; and (c) the impact to our incurred but not reported (“IBNR”) reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims.

(2)
Includes the effect of reinsurance recoveries from certain reinsurance transactions (including a $27 million write-down of Smart Home (defined below) recoverables in the first quarter of 2012), second-lien activity, LAE and other miscellaneous loss-related activity.

Our mortgage insurance provision for losses for the three months ended March 31, 2013 decreased by $102.7 million, as compared to the same period in 2012. This decrease was driven primarily by a decline in new default notices and less adverse development in our estimate of losses on existing defaults (mainly, a reduction in the adverse impact to reserves related to the aging of existing defaults) as compared to the corresponding period of 2012. Additionally, in 2012, we experienced an increase in other losses, related primarily to a large decrease in our estimated reinsurance recoverable from our remaining capital markets reinsurance transactions (“Smart Home”). This decrease in our reinsurance recoverable was a result of recent trends of lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur by the scheduled termination dates of these transactions. The remaining Smart Home reinsurance transaction is scheduled to mature in May 2013.
The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed at least two monthly payments.

Our first-lien primary default rate at March 31, 2013 was 10.9%, compared to 14.1% at March 31, 2012. Our primary default inventory comprised 85,109 loans at March 31, 2013, compared to 103,027 loans at March 31, 2012, representing a 17.4% decrease. Our primary default inventory declined by an additional 4.1% in April 2013 from March 31, 2013. The reduction in our primary default inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, our overall primary default rates continue to remain elevated compared to historical levels due to continued high unemployment and relative weakness in the U.S. housing and mortgage credit markets. Overall, the underlying trend of high defaults continues to be driven primarily by the poor performance of our legacy portfolio. In addition, a slowdown in mortgage foreclosures, driven by servicing delays and the effect of prolonged modification programs for delinquent loans, has contributed to the sustained high level of our default inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than has historically been the case. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of defaulted loans that cure (“cures”). New primary defaults for the three months ended March 31, 2013 decreased 20% compared to the same period in 2012. Although significant uncertainty remains, we currently expect total new defaults (including pool insurance) for 2013 to decrease approximately 24% as compared to 2012.
As discussed above, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our default inventory has experienced an increase in its weighted average age, and because we apply higher estimated “default to claim rates” (rate at which defaulted loans are expected to result in claim) on our more aged delinquent loans, this has resulted in additional incurred losses. Our aggregate weighted average estimated default to claim rate for our total first-lien portfolio, which is net of estimated insurance rescissions, claim denials, and reinstatements was approximately 49% at March 31, 2013, compared to 47% at December 31, 2012.

The following table shows additional information about our primary loans in default as of the dates indicated:

	March 31, 2013
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	13,945	16.4%	25%	23%	34.8%	$149,865	6.6%
Four to eleven payments	18,548	21.8	49	45	14.0	406,486	17.8
Twelve payments or more	35,202	41.4	57	48	4.0	949,269	41.6
Pending claims	17,414	20.4	100	88	0.2	776,625	34.0
Total	85,109	100.0%	59%	51%		2,282,245	100.0%
IBNR						247,526
LAE and Other						59,739
Total primary reserves						$2,589,510

	March 31, 2012
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	16,178	15.7%	24%	22%	33.9%	$169,658	6.5%
Four to eleven payments	26,408	25.7	48	43	11.2	561,364	21.5
Twelve payments or more	42,684	41.4	57	46	3.5	1,104,522	42.3
Pending claims	17,757	17.2	100	83	0.2	774,562	29.7
Total	103,027	100.0%	57%	48%		2,610,106	100.0%
IBNR						184,912
LAE and Other						72,483
Total primary reserves						$2,867,501
______________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions and denials for each category of defaulted loans.

(2)	Net of estimate of rescissions and denials.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
Default Statistics—Primary Insurance:
Flow
Prime
Number of insured loans	646,497	630,094	575,769
Number of loans in default	50,496	55,483	60,785
Percentage of loans in default	7.81%	8.81%	10.56%
Alt-A
Number of insured loans	36,236	37,754	42,591
Number of loans in default	10,910	11,798	13,642
Percentage of loans in default	30.11%	31.25%	32.03%
A minus and below
Number of insured loans	33,811	35,150	39,461
Number of loans in default	10,044	11,211	12,241
Percentage of loans in default	29.71%	31.89%	31.02%
Total Flow
Number of insured loans	716,544	702,998	657,821
Number of loans in default	71,450	78,492	86,668
Percentage of loans in default	9.97%	11.17%	13.18%
Structured
Prime
Number of insured loans	36,730	37,528	40,367
Number of loans in default	4,994	5,371	5,856
Percentage of loans in default	13.60%	14.31%	14.51%
Alt-A
Number of insured loans	15,745	16,315	17,977
Number of loans in default	3,923	4,207	5,251
Percentage of loans in default	24.92%	25.79%	29.21%
A minus and below
Number of insured loans	13,845	14,157	15,171
Number of loans in default	4,742	5,099	5,252
Percentage of loans in default	34.25%	36.02%	34.62%
Total Structured
Number of insured loans	66,320	68,000	73,515
Number of loans in default	13,659	14,677	16,359
Percentage of loans in default	20.60%	21.58%	22.25%

	March 31, 2013	December 31, 2012	March 31, 2012
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	683,227	667,622	616,136
Number of loans in default	55,490	60,854	66,641
Percentage of loans in default	8.12%	9.12%	10.82%
Alt-A
Number of insured loans	51,981	54,069	60,568
Number of loans in default	14,833	16,005	18,893
Percentage of loans in default	28.54%	29.60%	31.19%
A minus and below
Number of insured loans	47,656	49,307	54,632
Number of loans in default	14,786	16,310	17,493
Percentage of loans in default	31.03%	33.08%	32.02%
Total Primary
Number of insured loans	782,864	770,998	731,336
Number of loans in default	85,109	93,169	103,027
Percentage of loans in default	10.87%	12.08%	14.09%
Default Statistics—Pool insurance:
Number of loans in default	16,750	18,147	20,144
The following table shows a rollforward of our primary loans in default:

	Three Months Ended March 31,
	2013	2012
Beginning default inventory	93,169	110,861
Plus: New defaults (1)	14,846	18,659
Less: Cures (1)	16,897	19,397
Less: Claims paid (2)	5,560	3,822
Less: Rescissions (3)	187	676
Less: Denials	262	2,598	(4)
Ending default inventory	85,109	103,027
______________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended March 31,
	2013	2012
Intra-period new defaults	6,286	7,285

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.

(4)
Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment. A significant number of denials in 2012 relate to those serviced by one servicer.

Our loss reserve estimate incorporates our recent experience with respect to the elevated number of claims that we have been denying due to the policyholder’s failure to submit sufficient documentation to perfect a claim and incorporates our recent experience with respect to the number of insurance certificates that ultimately will be rescinded due to fraud, underwriter negligence or other factors. Our mortgage insurance reserves also incorporate our expectations regarding the number of policies that we would expect to reinstate on future rescissions and denials on defaulted loans. Our current level of rescissions and denials remains elevated compared to historical levels, which we believe reflects the larger concentration of our legacy portfolio loans that are in our default inventory, as well as our efforts to examine a substantial portion of our claims for potential rescissions or denials. We expect the level of rescissions and denials to decline over time, but to remain elevated compared to historical levels as long as our legacy portfolio comprises a significant percentage of our default inventory.
The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated. Recent trends in insurance rescissions and claim denial activity reflect a decrease in the number of policies rescinded and claims denied, and an overall increase in the number of rescissions and denials that have been reinstated (for previously rescinded loans) or perfected (for previously denied claims). This increase in reinstatements is partly due to lenders challenging a greater number of rescissions and denials as well as the overall effectiveness of these challenges (i.e., producing new or additional information that supports a reinstatement of coverage or a claim payment).

	Three Months Ended March 31,
	2013	2012
Rescinded policies:
Rescinded	(441)	(855)
Reinstated	254	179
Denied claims:
Denied	(2,106)	(3,344)
Reinstated	1,844	746
Total net rescissions and denials	(449)	(3,274)

The following table illustrates the impact of estimated net insurance rescissions and claim denials on our loss reserve estimates as of the dates indicated:

(In millions)	March 31, 2013	December 31, 2012	March 31, 2012
Decrease to our loss reserve due to estimated future rescissions and denials, net	$392	$455	$582

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, net of any reinstatements of previously rescinded policies or denied claims for the periods indicated:

	Three Months Ended March 31,
(In millions)	2013	2012
Rescissions	$15.3	$33.3
Denials	27.2	212.4
Total first-lien claims submitted for payment that were rescinded or denied (1)	$42.5	$245.7
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission and denial activity in any given period is subject to challenge by our lender customers. Recently, we have seen an increase in claim denials compared to rescissions, resulting primarily from the failure of our lender customers to provide the documentation required to perfect a claim submission. In many cases, lenders have been asked to produce the additional required information for a significant portion of previously denied claims. We expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. Our IBNR reserve estimate was $275.8 million and $323.0 million at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, the IBNR reserve estimate of $275.8 million includes our estimate of future reinstatements of previously denied claims and rescinded policies of $166.3 million and $92.5 million, respectively. These reserves relate to $465.3 million of claims that were denied within the preceding 12 months and $767.9 million related to policies that were rescinded within the preceding 24 months.
We estimate our claim liability related to the potential future reinstatement of these previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month timeframe as certain denials and rescissions are reinstated. As of March 31, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes projected impacts from future estimated rescissions (with respect to reinstated denials) and future claim curtailments (with respect to both reinstated denials and rescissions). Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected by not only our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, expected claim curtailments on such paid claims, as well as potential settlement discussions with our lender customers.

The following table shows the cumulative rescission/denial rates on our total first-lien portfolio, net of both actual and expected reinstatements, as of March 31, 2013, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q3 2010	16.1%	100%
Q4 2010	17.5%	100%
Q1 2011	20.9%	99%
Q2 2011	25.8%	99%
Q3 2011	31.2%	99%
Q4 2011	27.6%	97%
Q1 2012	22.8%	91%
Q2 2012	19.2%	73%
Q3 2012	15.3%	55%
______________________

(1)
The cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims. These amounts represent the cumulative rates for each quarter as of March 31, 2013. As discussed in footnote (2) below, these rates remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter are projections and remain subject to change.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned. For the fourth quarter of 2012 and first quarter of 2013, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful.

The following table shows information regarding our reserve for losses and PDR as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Reserves for losses by category:
Prime	$1,640,504	$1,739,968	$1,776,426
Alt-A	539,321	564,719	603,998
A minus and below	337,584	361,533	369,006
Reinsurance recoverable (1)	72,101	83,238	118,071
Total primary reserves	2,589,510	2,749,458	2,867,501
Pool	295,283	323,403	354,133
Total first-lien reserves	2,884,793	3,072,861	3,221,634
Second-lien and other (2)	9,707	10,747	9,304
Total reserve for losses	$2,894,500	$3,083,608	$3,230,938

PDR on second-liens	$3,056	$3,685	$3,624
______________________

(1)	Represents ceded losses on captive transactions, Smart Home and the QSR Transactions.

(2)	Does not include second-lien PDR.

The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves:

	March 31, 2013	December 31, 2012	March 31, 2012
First-lien reserve per default (1)
Primary reserve per default	$30,426	$29,510	$27,833
Primary reserve per default excluding IBNR	27,517	26,408	26,038
Pool reserve per default (2)	17,629	17,821	17,580
Total first-lien reserve per default	28,321	27,605	26,156
______________________

(1)	Calculated as total reserves divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at March 31, 2013, December 31, 2012, and March 31, 2012, would have been $28,402, $28,125 and $27,299, respectively.

Total mortgage insurance claims paid in the three months ended March 31, 2013 were $309.9 million. While newly submitted claims are down in the first quarter of 2013, our paid claims have increased from $263.4 million in the fourth quarter of 2012 and $218.2 million in the first quarter of 2012, primarily due to greater efficiencies in our claims review process, which have allowed us to pay valid claims more quickly than in previous periods. Although significant uncertainty remains, we currently expect claims paid to be approximately $1.4 billion in 2013.
Notwithstanding our process improvements, foreclosure backlogs, servicer delays and loan modification programs have reduced the number of defaults going to claim. In addition, our extensive review of a substantial portion of all claims that we receive has resulted in a significant increase in the number of claim denials in recent periods as a result of servicers failing to produce the documents necessary to perfect a claim submission. While this trend of increasing claim denials has the effect of reducing claims paid in current periods, we expect a significant portion of denials to be resubmitted and ultimately paid and our incurred loss and claims paid estimates reflect this expectation.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect this trend to continue in light of well publicized issues in the servicing industry and our existing portfolio of aged defaults.

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net claims paid (1):
Prime	$200,517	$127,101
Alt-A	49,091	36,651
A minus and below	27,486	26,080
Total primary claims paid	277,094	189,832
Pool	30,949	24,926
Second-lien and other	1,884	3,583
Subtotal	309,927	218,341
Impact of captive terminations	—	(148)
Total net claims paid	$309,927	$218,193
Average net claim paid (1) (2):
Prime	$49.0	$48.6
Alt-A	60.1	59.4
A minus and below	37.6	40.6
Total average net primary claim paid	49.1	49.0
Pool	73.5	67.7
Second-lien and other	22.2	26.9
Total average net claim paid	$50.4	$49.9
Average direct primary claim paid (2) (3)	$51.4	$52.0
Average total direct claim paid (2) (3)	$52.6	$52.5
______________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions.

(3)	Before reinsurance recoveries.
Policy Acquisition Costs. Policy acquisition costs of $11.7 million for the three months ended March 31, 2013 reflect a $4.2 million increase in amortization as a result of a decrease in our persistency rate.
Other Operating Expenses.  Other operating expenses increased for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to an increase of approximately $26.3 million in compensation expense related to an increase in the estimated future value of performance awards.

Results of Operations—Financial Guaranty
Since 2008, we have significantly reduced our financial guaranty operations and have proactively reduced our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our access to that capital.
Thus far in 2013, we have made further progress toward our objectives including the following:

•
In January 2013, $6.7 million of contingency reserves were released due to the commutation of the remaining $822.2 million net par reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (the “FGIC Commutation”).

•	In February 2013, the New York State Department of Financial Services (“NYSDFS”) approved the release of an additional $61.1 million of contingency reserves.

•
During the first quarter of 2013, four CDS counterparties in our financial guaranty business exercised their termination rights with respect to nine collateralized debt obligations (“CDOs”) that we insured (the “2013 CDO Terminations”), which reduced our financial guaranty net par outstanding by $3.3 billion in the aggregate.

Financial Guaranty Portfolio
Net Par Outstanding
Our aggregate financial guaranty net par outstanding decreased approximately 16% in the first quarter of 2013, from $33.7 billion as of December 31, 2012 to $28.2 billion as of March 31, 2013. The reduction in our financial guaranty net par outstanding in the first quarter of 2013 was due primarily to the 2013 CDO Terminations, CDO scheduled maturities, and the FGIC Commutation. We expect our net par outstanding will continue to decrease as our financial guaranty insured portfolio matures, as we proactively seek to reduce our financial guaranty net par outstanding, and as counterparties potentially continue to terminate transactions early in accordance with their rights under such transactions.
The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim (asset) liability and fair value net liability as of the dates indicated:

	March 31, 2013
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$5.8	20.6%	$9.8	$0.2
Healthcare and long-term care	3.0	10.6	13.1	0.6
Water/sewer/electric gas and investor-owned utilities	1.5	5.3	(5.9)	1.3
Education	1.2	4.3	(5.1)	—
Airports/transportation	1.1	3.9	0.9	60.7
Escrowed transactions (5)	0.9	3.2	—	—
Housing	0.1	0.4	—	—
Other public finance (6)	0.6	2.1	(12.4)	0.9
Total public finance (7)	14.2	50.4	0.4	63.7
Structured finance:
CDOs	13.2	46.8	4.6	282.4
Asset-backed obligations	0.7	2.4	17.5	13.1
Other structured (8)	0.1	0.4	—	—
Total structured finance	14.0	49.6	22.1	295.5
Total	$28.2	100.0%	$22.5	$359.2

	December 31, 2012
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$6.3	18.7%	$10.0	$0.1
Healthcare and long-term care	3.2	9.5	13.2	0.6
Water/sewer/electric gas and investor-owned utilities	1.8	5.3	27.4	1.1
Airports/transportation	1.2	3.6	(5.3)	—
Education	1.1	3.2	2.0	42.6
Escrowed transactions (5)	1.0	3.0	—	—
Housing	0.1	0.3	0.3	—
Other Public finance (6)	0.6	1.8	(12.4)	0.7
Total public finance (7)	15.3	45.4	35.2	45.1
Structured finance:
CDOs	17.5	51.9	4.5	126.0
Asset-backed obligations	0.8	2.4	24.6	13.2
Other structured (8)	0.1	0.3	—	—
Total structured finance	18.4	54.6	29.1	139.2
Total	$33.7	100.0%	$64.3	$184.3
______________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

(2)
A net claim liability is recorded on the balance sheet when there is evidence that deterioration has occurred and the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy. The claim liability reported is net of estimated salvage and subrogation, which may result in a net claim asset.

(3)
Represents the net liability recorded within derivative liabilities for derivative contracts, or the net liability recorded within VIE debt and other financial statement line items for financial guaranty consolidated VIEs.

(4)	Includes $1.6 billion, at both March 31, 2013 and December 31, 2012, of tax supported revenue bonds.

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

(7)
Includes $2.7 billion and $2.9 billion at March 31, 2013 and December 31, 2012, respectively, of international public finance insured obligations (which includes sovereign and sub-sovereign (“Sovereign”) indebtedness, of which $101.3 million and $105.2 million at March 31, 2013 and December 31, 2012, respectively, is related to Greece, Spain, Italy, Hungary, Portugal and Ireland (collectively, the “Stressed European Countries”).

(8)
Represents other types of structured finance obligations, including diversified payment rights, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

Credit Performance/Credit Quality
Unless otherwise indicated, the ratings of our financial guaranty obligations that are referenced in this report have been developed internally.
The ratings distribution of our insured portfolio did not change materially during the first quarter of 2013. From December 31, 2012 to March 31, 2013, the net par outstanding of obligations in our insured portfolio rated AAA decreased from $15.2 billion to $11.5 billion, the net par outstanding rated BBB decreased from $10.5 billion to $9.9 billion, and the net par outstanding rated below investment grade (“BIG”) decreased from $2.9 billion to $2.4 billion. At March 31, 2013, the percentage of our net par outstanding of obligations rated AAA, BBB and BIG was 40.8%, 35.0% and 8.5%, respectively.
Public Finance. Our public finance insured portfolio continues to experience some stress from the overall weak economic environment. As of March 31, 2013, our net claim liability for our healthcare and long-term care exposure was $13.1 million. More hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities generally have been experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our net claim liability and loss reserves related to our healthcare and long-term care credits.
As of March 31, 2013, our net claim liability for general obligations and other tax supported credits was $9.8 million. The impact on municipal governments from the most recent economic downturn is becoming more evident. For example, there were several municipal defaults and bankruptcy filings in 2012, including several bankruptcy filings by California municipalities. We do not have general obligation exposure to any of the California municipalities that have filed for bankruptcy thus far; however, developments in those cases could possibly serve to encourage bankruptcy filings by other severely distressed municipalities in California and elsewhere. As of March 31, 2013, we had $87.1 million of net par exposure to general obligations of California municipalities, all of which are currently rated investment grade.
We expect the negative trend in the public finance sector to continue, primarily due to the slow economic recovery, federal funding reductions, expected Medicare cuts, rising employee wage, pension and health care costs, and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate, as discussed below). We expect these collective factors to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. We may continue to experience further credit deterioration and municipal defaults in our government-related insured credits, which could require increases in our net claim liability with respect to these credits.
We have experienced some credit deterioration in our insured portfolio of other tax supported bond transactions, in particular, those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined special districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts.
As of March 31, 2013, we had an aggregate of $170.4 million of Sovereign net par outstanding, $99.1 million (or 58.2%) of which was rated at least investment grade, and $71.3 million (or 41.8%) of which was rated BIG. All of our BIG exposure relates to the Stressed European Countries whose Sovereign obligations have been under particular stress due to economic uncertainty, potential debt restructuring and ratings downgrades. Due to volatile economic conditions and political uncertainty, particularly in the Stressed European Countries, we believe that there is significant risk of negative ratings and net claim liability developments in our Sovereign insured credits in the Stressed European Countries over the next few quarters. In particular, Spain, Italy and Portugal have experienced several consecutive quarters of declines in gross domestic product, and Cyprus faces the possibility of having to leave the Eurozone. As of March 31, 2013, our net par outstanding to Sovereign indebtedness in the Stressed European Countries is $91.4 million. We have no exposure to Cyprus.

Structured Finance. Most of the transactions in our financial guaranty structured finance portfolio have experienced stable credit performance during the first quarter of 2013.
The credit performance of our corporate CDO portfolio continues to improve and we continue to have strong subordination remaining in our corporate CDO transactions, which mature over the course of the next four years. To date in 2013, there have been no credit events to reduce subordination and only one such credit event since the beginning of 2012. We continue to see stabilization and improved performance across many of the transactions in our directly insured trust preferred securities (“TruPs”) CDO portfolio. The bank issuers within these insured transactions continue to show improved performance. The number of cures of previous defaults and the repayment of interest payments previously deferred on the TruPs collateral continues to outpace new initial defaults and interest payment deferrals by the TruPs issuers, which, under the terms of most TruPs, generally is permissible for up to five years. The insurance company issuers in our TruPs CDO portfolio generally remain stable. Our weighted average rating for our directly insured TruPs bonds improved from BBB- at December 31, 2012 to BBB as of March 31, 2013, primarily due to ratings upgrades during the first quarter of 2013 on four of the TruPs CDO transactions we insure. As of March 31, 2013, $237.8 million of our TruPs net par outstanding related to two TruPs bonds we insure was rated BIG.
Our insured CDOs of commercial mortgage-backed securities (“CMBS”) transactions continued to experience mixed performance in the first quarter of 2013. During the first quarter of 2013, the average total delinquencies in the collateral supporting each of our CDOs of CMBS decreased. However, interest shortfalls occurred in five of the CMBS tranches that back the CDOs we insure as a result of reductions in the appraised value of properties that allow servicers to stop making advances for interest, as well as expenses related to the liquidation of certain properties. Our maximum total exposure to interest shortfalls on our CDOs of CMBS transactions is limited to the $4.7 million of contractual premium payable to us over the remaining life of the contracts. We currently do not expect to pay net claims on our CDOs of CMBS transactions and expect to be reimbursed for any reductions in the premiums we receive as a result of interest shortfalls. Due to deterioration in the performance of one of our CDOs of CMBS transactions, we downgraded its rating from AA to AA- on April 30, 2013. The ratings for our other CDOs of CMBS transactions remained unchanged as of March 31, 2013 with two rated AAA and one rated BBB-.
In the first quarter of 2013, we lowered our rating on a $393.2 million net par outstanding collateralized loan obligation of middle market loans that we insure in a second-to-pay position through a CDS (the “CLO Transaction”) from BB+ to BB- due primarily to the deteriorating credit quality of the primary insurer of the CLO Transaction, MBIA Insurance Corp. (“MBIA”). See “Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012—Pretax Loss” below for additional information regarding the CLO Transaction.
Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended March 31,		% Change
($ in millions)	2013	2012	2013 vs. 2012
Pretax loss	$(185.4)	$(121.1)	53.1%
Net premiums written—insurance	(10.1)	(119.2)	(91.5)
Net premiums earned—insurance	9.6	(6.1)	n/m
Net investment income	11.8	16.7	(29.3)
Net (losses) gains on investments	(2.3)	35.3	n/m
Change in fair value of derivative instruments	(167.7)	(72.8)	n/m
Net losses on other financial instruments	(3.8)	(17.2)	(77.9)
Other income	0.1	0.1	—
Provision for losses	0.1	31.4	(99.7)
Policy acquisition costs	5.5	19.4	(71.6)
Other operating expenses	14.3	13.9	2.9
Interest expense	13.2	12.4	6.5
______________________
n/m – not meaningful

Pretax loss. Our financial guaranty segment results for the three months ended March 31, 2013 and 2012 were impacted primarily by unrealized losses in the change in fair value of derivative instruments, resulting mainly from a tightening of our credit spreads. The change in fair value of derivative instruments for the first quarter of 2013 was also impacted by a significant increase in the fair value liability of the CLO Transaction. Our fair value model estimate for this transaction is based in large part on the ratings for the transaction and for MBIA, the primary insurer of the CLO Transaction. The increase in the fair value liability of this transaction during the quarter primarily relates to recent ratings downgrades of the CLO Transaction by Standard and Poor’s Financial Services LLC (“S&P”) from B to CCC and by Moody’s Investor Service (“Moody’s”) from B2 to Caa2. These ratings downgrades were predicated primarily on earlier ratings downgrades of MBIA by S&P and Moody’s rather than from a material deterioration in the expected performance of the underlying collateral. Notwithstanding these ratings downgrades and our downgrade of the rating of the CLO Transaction from BB+ to BB-, we do not expect the CLO Transaction to result in credit losses. On May 6, 2013, MBIA announced a comprehensive settlement with Bank of America Corporation, which will, subject to regulatory approval, result in a substantial cash infusion to MBIA and the commutation of a significant portion of its CMBS exposure. In response to the settlement announcement thus far, S&P has upgraded the ratings of MBIA from CCC to B and Moody’s has noted the settlement is a credit positive for MBIA without changing its rating of MBIA or the CLO Transaction. The impact, if any, of the settlement on the fair value liability in future periods is uncertain. See “Impact of Radian’s Non-performance Risk on Financial Guaranty Results” below for additional information regarding the impact of changes in our five-year CDS spread on losses.
The pretax loss for the three months ended March 31, 2012 also reflects the impact of a January 2012 transaction with Assured (the “Assured Transaction”). Pursuant to the Assured Transaction, we commuted $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance had reinsured from Assured and ceded $1.8 billion of direct public finance business to Assured. The Assured Transaction reduced our pretax income for the first quarter of 2012 by $36.5 million.
Net Premiums Written and Earned.  Net premiums written and earned for the three months ended March 31, 2013 reflect the impact of the FGIC Commutation, which decreased premiums written and earned by $12.6 million and $2.5 million, respectively. Net premiums written and earned for the three months ended March 31, 2012 reflect the impact of the Assured Transaction, which decreased premiums written and earned by $119.8 million and $22.2 million, respectively. Our premiums earned have been reduced commensurate with the decrease in our net par outstanding.
The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net premiums earned:
Public finance direct	$7,200	$10,213
Public finance reinsurance	1,447	4,770
Structured direct	200	382
Structured reinsurance	3,196	813
Total premiums earned—insurance	12,043	16,178
Impact of commutations/reinsurance	(2,447)	(22,264)
Net premiums earned—insurance	$9,596	$(6,086)
Refundings included in total net premiums earned	$4,753	$8,224
Net Investment Income.  Our financial guaranty net investment income decreased for the three months ended March 31, 2013, compared to the same period of 2012, primarily due to the reinvestment of proceeds from sales of investment securities into investments with lower market yields. Both periods include an allocation to the financial guaranty segment of net investment income from Radian Group based on relative GAAP equity.

Net (Losses) Gains on Investments.  The components of the net (losses) gains on investments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(4.7)	$12.8
Net realized gains on sales	2.4	22.5
Net (losses) gains on investments	$(2.3)	$35.3
During 2013 and 2012, as market prices of our investments strengthened, we made the decision to sell securities in our portfolio and reinvest the proceeds in similar securities. The realized gains from these sales, some of which had previously been unrealized, were additive to the respective statutory capital position of our subsidiaries that held the investments.  During 2013, the majority of realized gains on sales relate to sales of international sovereign bonds, and net unrealized losses primarily relate to change in fair value of our core fixed-income bonds portfolio as interest rates increased modestly during the quarter.
Impact of Radian’s Non-performance Risk on Financial Guaranty Results
Radian Group’s five-year CDS spread used in the valuation of specific liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at March 31, 2013 implied a market view that there is a 31.8% probability that Radian Group will default in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012.
The following tables quantify the estimated impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets as of the dates indicated:

(In basis points)	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011
Radian Group’s five-year CDS spread	513	913	1,521	2,732

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk March 31, 2013	Impact of Radian Non-Performance Risk March 31, 2013	Fair Value Liability Recorded March 31, 2013
Product
Corporate CDOs	$85.3	$75.4	$9.9
Non-Corporate CDO-related (1)	724.2	374.8	349.4
Total	$809.5	$450.2	$359.3

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset) Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related (1)	696.6	509.3	187.3
Total	$795.4	$610.9	$184.5
______________________

(1)
Includes the net fair value liability recorded within derivative assets and derivative liabilities, but does not include the net fair value liability of derivative assets or derivative liabilities within our consolidated VIEs, as Radian Group’s credit spread has no impact on the financial instruments in these VIEs.

Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads often are not indicative of our ultimate net credit loss payments with respect to these obligations. Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) of claims that we expect to pay or recoveries that we expect to receive on our insured credit derivatives and net VIE liabilities. As illustrated in the table below, expected recoveries for our insured credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of March 31, 2013. This is primarily a result of our expected recovery on six TruPs (“Terminated TruPs CDOs”) that we commuted in April 2012, but for which we are entitled to recoveries to the extent a consolidated VIE has funds remaining after paying any credit losses incurred on credit protection it has provided that is substantially similar to the credit protection we previously provided with respect to the Terminated TruPs CDOs. The estimated fair value of our insured credit derivatives and VIEs is measured as of a specific point in time and is influenced by changes in interest rates, credit spreads, credit ratings and other factors. Other factors that may cause a difference between the fair value of these obligations and our estimated credit loss payments include the effects of our non-performance risk and differing assumptions regarding discount rate and future performance, as well as the expected impact of our loss mitigation activities such as commutations. In the absence of credit losses, unrealized losses related to changes in fair value will reverse before or at the maturity of these obligations. In addition, as we have done with other obligations, we may agree to settle some or all of these obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, which could result in the realization of additional gains or losses.

The following table summarizes the fair value amounts related to insured obligations valued at fair value, as reflected on our condensed consolidated balance sheet at March 31, 2013 and the present value of our estimated credit loss recoveries on these obligations. Because the total present value of our estimated net credit losses currently is less than the net fair value liability, we expect the fair value liability, ultimately, to reverse before or at the maturity of these transactions.

(In millions)	Derivatives and VIEs
Balance Sheet
Other invested assets	$76.9
Derivative assets	4.8
Other assets	96.7
Total assets	178.4
Derivative liabilities	430.9
VIE debt - at fair value	96.3
Accounts payable and accrued expenses	3.0
Total liabilities	530.2
Total fair value net liabilities	$351.8

Present value of estimated credit loss payments (recoveries) (1)	$(76.6)
______________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. In April 2012, as part of several CDO commutation transactions, we made a payment with respect to the Terminated TruPs CDOs for which we currently expect a full recovery. There are no significant credit loss payments expected on the remaining fair value derivatives or VIEs, and when combined with the salvage recovery expected on the Terminated TruPs CDOs, this results in an aggregate net recovery as of March 31, 2013. The present value is calculated using a discount rate of approximately 2.3%, which approximates the average investment yield as reported in our most recently filed statutory financial statements.

Change in Fair Value of Derivative Instruments.  The components of the (losses) gains included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Net premiums earned—derivatives	$5.0	$8.6
Financial Guaranty credit derivatives	(175.7)	(80.2)
Financial Guaranty VIE derivatives	3.1	(1.2)
Change in fair value of derivative instruments	$(167.7)	$(72.8)

The results for the three months ended March 31, 2013 and 2012 were impacted by the tightening of Radian Group’s five-year CDS spread by 400 basis points and 1,211 basis points, respectively, resulting in large unrealized losses, as well as an unrealized loss on the CLO Transaction as discussed above. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments.

Net Losses on Other Financial Instruments.  The components of the net losses on other financial instruments for the periods indicated are as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Losses related to change in fair value of financial guaranty VIE debt	$(2.2)	$(33.5)
Gains related to other financial guaranty VIE assets	3.3	3.4
(Loss)/gain on the purchase or exchange of long-term debt	(3.2)	13.3
Other	(1.7)	(0.4)
Net losses on other financial instruments	$(3.8)	$(17.2)
The net losses experienced during the three months ended March 31, 2013 were impacted by the loss on the exchange of debt in January 2013. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding this transaction. The results for the three months ended March 31, 2012 were impacted by losses on financial guaranty VIE debt that resulted from the tightening of Radian Group’s five-year CDS spread (discussed above). The results for the three months ended March 31, 2012 include an allocation to the financial guaranty segment of a gain resulting from our repurchase of a portion of our outstanding long-term debt at a discount to par.
Provision for Losses. The provision for losses for the three months ended March 31, 2012 reflects an increase in our estimated claim liability related to our exposure to Greece in our public finance reinsurance business, and increased loss severity in our structured finance business. We settled our exposure to Greece in the third quarter of 2012.
The following tables show financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2013		2012
Total net claims paid	$41,858	(1)	$9,000
______________________

(1)	Reflects the impact of the FGIC Commutation.

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Total reserve for losses	$24,573	$66,328	$85,426
Policy Acquisition Costs.  Policy acquisition costs for the three months ended March 31, 2013 reflect the write-off of $3.3 million of acquisition costs as a result of the FGIC Commutation and lower commission income. Policy acquisition costs for the three months ended March 31, 2012 reflect the $15.7 million write-off of acquisition costs as a result of the Assured Transaction during 2012.
Other Operating Expenses. The increase in other operating expenses for the three months ended March 31, 2013 was primarily due to an increase of approximately $3.7 million in compensation expense related to an increase in the estimated future value of performance awards. In 2012, the increase was attributable to an increase in corporate legal fees.

Off-Balance Sheet Arrangements
As a provider of credit enhancement, we have provided credit protection directly on transaction structures that involve VIEs. All VIEs must be evaluated for consolidation in accordance with the accounting standard regarding consolidation of VIEs. VIEs are entities, including corporations, trusts or partnerships, in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance the VIE’s activities without additional subordinated financial support.
VIEs may also be created in structured transactions having a specific risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. Our interests in VIEs either are accounted for as insurance contracts, financial guaranty derivatives or, in some cases, as consolidated VIEs, which are described more fully below. For insurance contracts with VIEs that we do not consolidate, we estimate reserves for losses and LAE, and for derivative interests in VIEs that we do not consolidate, we estimate changes in the fair value as a corresponding derivative asset or derivative liability. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. We do not record the underlying assets or liabilities of the VIEs on our balance sheets unless we consider that we are the primary beneficiary of the VIE.
Smart Home
In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages. These reinsurance transactions, through the use of VIE structures, effectively transferred risk from our portfolio to investors in the capital markets. From 2004 through 2007, we entered into four Smart Home transactions. As of December 31, 2012, we had terminated three of these transactions. The final remaining Smart Home transaction is scheduled to mature in May 2013. Details of this transaction as of the initial closing date of the transaction and as of March 31, 2013 are as follows:

	Initial		As of March 31, 2013
Pool of mortgages (par value)	$5.9	billion	$1.6	billion
RIF (par value)	$1.4	billion	$0.4	billion
Notes sold to investors/risk ceded (principal amount)	$229.5	million	$140.5	million
Each transaction began with the formation of an unaffiliated, offshore reinsurance company. We then entered into an agreement with the Smart Home reinsurer to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans. Each class of notes relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We do not hold any of the credit-linked notes issued as part of this structure; therefore, we have no significant variable interests in the structures and are not required to consolidate them.
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

Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

•
In January 2013, we exchanged $195.2 million of our outstanding 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 and additional cash consideration in certain circumstances for purposes of improving our debt maturity profile. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information, including certain covenants to which we are subject.

•	On February 15, 2013, we repaid the remaining outstanding balance of $79.4 million of our 5.625% Senior Notes due February 2013.

•
In March 2013, we issued $400 million principal amount of the 2019 Convertible Senior Notes and received net proceeds of $389.8 million after deducting underwriters’ discounts and offering expenses. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information, including certain covenants to which we are subject.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
Radian Group had immediately available, directly or through an unregulated direct subsidiary, unrestricted cash and liquid investments of $886.4 million at March 31, 2013. Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands for the next 12 months are expected to include: (i) the payment of corporate expenses; (ii) interest payments on our outstanding long-term debt; (iii) additional capital support for our mortgage insurance subsidiaries, including to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below; and (iv) the payment of dividends on our common stock.
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments made to Radian Group under expense-sharing arrangements with our subsidiaries, as discussed below. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of the recent, prolonged period of losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.
In March 2013, we issued $400 million principal amount of the 2019 Convertible Senior Notes and we also sold 39.1 million shares of our common stock at a public offering price of $8.00 per share. We received aggregate net proceeds from these offerings of $689.3 million.
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
At March 31, 2013, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will have the ability to hold the securities until recovery of their cost basis or maturity.

Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of holding-company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $65.0 million. For the same period, payments of interest on our long-term debt are expected to be approximately $42.0 million. These amounts are expected to be fully reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs’ approval of Radian Mortgage Assurance Inc. (“RMAI”) as an eligible mortgage insurer, the consent of the GSEs is required to modify or amend the expense-sharing agreements. Approximately $71.0 million of future expected corporate expenses and interest payments (approximately $17.9 million of which relate to payments we expect to make in 2013) have been accrued for and paid by certain subsidiaries to Radian Group as of March 31, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of March 31, 2013 include these amounts. A portion of these expenses (approximately $59.1 million) relates to performance-based compensation expense that could be reversed in whole or in part, depending on decreases in our stock price and other factors. To the extent this expense is reversed, Radian Group would be required to reimburse the subsidiaries that paid these expenses to Radian Group.
Capital Support for Subsidiaries.  In March 2013, Radian Group contributed $115 million of capital to Radian Guaranty to support Radian Guaranty’s risk-to-capital position and to maintain a risk-to-capital ratio at 20 to 1 or below. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding statutory risk-to-capital requirements. Radian Guaranty’s risk-to-capital ratio was 18.6 to 1 at March 31, 2013. We intend to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future. Absent any other risk-to-capital support, we estimate that between $100 million and $200 million in additional capital contributions from Radian Group will be required during the next 12 months in order to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below.
Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently are operating near minimum capital levels and have required, and in the future may again require, additional capital contributions from Radian Group, although these amounts are not expected to be material.
Dividends.   Our quarterly common stock dividend currently is $0.0025 per share, and based on our current outstanding common stock, we would require approximately $1.7 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2013, our capital surplus was $930.5 million, representing our dividend limitation under Delaware law.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that Radian Group is expected to make during the next 12 months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, the consent of the GSEs is required to modify or amend the tax-sharing agreement.

Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of the principal amount of our outstanding long-term debt, including $54.8 million of outstanding debt due in June 2015, $195.2 million of outstanding debt due in June 2017, $450 million of convertible debt due in November 2017, which is to be settled in cash, and potentially $400 million of convertible debt due in March 2019, if settled in cash at our option; (ii) additional capital contributions to our mortgage insurance subsidiaries in order to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below or to maintain other regulatory risk-based capital requirements; and (iii) potential payments to the U.S. Department of the Treasury resulting from the examination of our 2000 through 2007 federal tax returns by the Internal Revenue Service (“IRS”).
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
Radian Group and Commonwealth Mortgage Assurance Company of Texas (“CMAC of Texas”) are parties to an Assumption and Indemnification Agreement with regard to certain proposed adjustments resulting from the examination by the IRS for the 2000 through 2007 tax years. Through this agreement, Radian Group agreed to indemnify CMAC of Texas for the amount of any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic Real Estate Mortgage Investment Conduit residual interests currently held by CMAC of Texas. This indemnification agreement was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise may have been required as a result of our remeasurement of uncertain tax positions related to these residual interests. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the IRS matter. We can provide no assurance regarding the outcome of this IRS matter, which may take several years to resolve. As such, there remains significant uncertainty with regard to the amount and timing of any potential payments under the indemnity agreement described above.
We expect to meet the long-term liquidity needs of Radian Group with a combination of: (i) available cash and marketable securities; (ii) private or public issuances of debt or equity securities, which we may not be able to do on favorable terms, if at all; (iii) cash received under expense-sharing arrangements with our subsidiaries; and (iv) dividends from our subsidiaries, to the extent available.
We regularly consider various measures to improve our capital and liquidity position, as well as our debt maturity profile. In the past, we have repurchased and exchanged, prior to maturity, some of our outstanding debt, and in the future, we may, from time to time, seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, through private transactions, pursuant to one or more tender offers, or through any combination of the foregoing, as circumstances may allow. The timing or amount of any potential transactions, which may or may not occur, will depend on a number of factors, including our capital and liquidity needs. If necessary, we may seek to refinance all or a portion of our long-term debt, which we may not be able to do on favorable terms, if at all.
Mortgage Insurance
As of March 31, 2013, our mortgage insurance segment maintained claims paying resources of $4.4 billion (which included contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves), including the statutory policyholders’ surplus of Radian Asset Assurance of $1.2 billion.

The principal demands for liquidity in our mortgage insurance business include the payment of claims and potential claim settlement transactions, operating expenses (including those allocated from Radian Group) and taxes. The principal sources of liquidity in our mortgage insurance business currently are capital contributions from Radian Group, insurance premiums, net investment income, and cash dividends from Radian Asset Assurance. Our mortgage insurance business has incurred significant losses over the past five years due to the housing and related credit market downturns. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a portion of the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales of marketable securities in our investment portfolio maintained at our operating companies and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our operating companies.
The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory policyholders’ surplus of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory policyholders’ surplus could also reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the NYSDFS.
Freddie Mac Approval
RMAI, a subsidiary of Radian Guaranty, is licensed to write mortgage insurance in all 50 states and the District of Columbia. To the extent that Radian Guaranty’s statutory capital position were to deteriorate, we have received a limited approval from the GSEs to use RMAI to write new mortgage insurance in any state in which Radian Guaranty would not be permitted to write new business. In light of our capital and liquidity position, we do not expect to have the need to use RMAI. Pursuant to the Freddie Mac Approval of RMAI as a special purpose mortgage insurer, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty, as defined in the Freddie Mac Approval, are at least $700 million throughout the term of the approval. As defined in the Freddie Mac Approval, “Liquid Assets” are equal to the sum of: (i) aggregate cash and cash equivalents, and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities (“RMBS”) guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”); (b) securities rated single A or higher by either Moody’s, S&P or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of March 31, 2013, Radian Guaranty’s Liquid Assets under the Freddie Mac Approval were approximately $938.5 million. Although we do not expect that Radian Guaranty’s Liquid Assets will fall below $700 million before December 31, 2013, we do expect the amount of Radian Guaranty’s Liquid Assets to continue to decline through the remainder of 2013 (and thereafter) as Radian Guaranty’s claim payments and other uses of cash continue to exceed cash generated from operations. In the event Radian Guaranty’s Liquid Assets fall below $700 million, Radian Guaranty maintains significant additional liquid investments that may be converted into Liquid Assets to ensure ongoing compliance with the Freddie Mac Approval.

Financial Guaranty
As of March 31, 2013, Radian Asset Assurance maintained claims paying resources of $1.7 billion (which included statutory policyholders’ surplus, contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves). As of March 31, 2013, the statutory policyholders’ surplus of Radian Asset Assurance was approximately $1.2 billion. In July 2012, Radian Asset Assurance paid an ordinary dividend of $54 million to Radian Guaranty. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $37 million to Radian Guaranty in 2013.
The principal demands for liquidity in our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes and dividends to Radian Guaranty.
Radian Asset Assurance could be required under certain circumstances to pay its counterparty the outstanding par amount with respect to four insured TruPs bonds (a “liquidity claim”), which Radian Asset Assurance then would have the right to recover to the extent amounts are subsequently paid in respect of the relevant TruPs bonds. A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The current termination dates of these CDS contracts occur in 2017 and 2018, but will automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDOs) unless terminated by the counterparty. If Radian Asset Assurance were required to pay a liquidity claim, the counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. Although there can be no assurance, we do not currently expect a liquidity claim to occur. At March 31, 2013, the net par outstanding of the insured TruPs bonds that are potentially subject to a liquidity claim was $357.6 million and had a weighted average rating of BBB- at that date. In addition, four of the Terminated TruPs CDOs also had this liquidity claim feature, and while Radian Asset Assurance is no longer directly obligated to pay a liquidity claim for these terminated transactions, the CDS entered into by the limited purpose vehicle (“LPV”) with the counterparty (the “Residual CDS”) includes provisions that provide the counterparty with substantially the same economic rights upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance. Consequently, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance’s projected and actual salvage recovery from the LPV, which was approximately $76.8 million as of March 31, 2013, may be materially reduced or eliminated.
The principal sources of liquidity in our financial guaranty business are premium collections, credit enhancement fees on credit derivative contracts and net investment income. We believe that the cash flows generated by our financial guaranty subsidiaries will provide these subsidiaries with the funds necessary to satisfy their claim payments and operating expenses for the foreseeable future. We believe that we have the ability to fund any operating cash flow shortfall from sales of marketable securities in our investment portfolio maintained at our operating companies and from maturing fixed-income investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these marketable securities and from maturing fixed-income investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid marketable securities held by our operating companies.

Reconciliation of Net Loss to Cash Flows Used in Operations
The following table reconciles net loss to cash flows used in operations for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net loss	$(187,500)	$(169,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Net losses on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	178,850	23,150
Net payments related to derivative contracts and VIE debt (1)	(4,821)	(4,753)
Net cash paid for commutations, terminations and recaptures (1)	(52,400)	(108,152)
Commutation-related charges	5,300	36,500
Equity in net (income) loss of affiliates	(1)	11
Deferred tax benefit	(24,266)	(5,497)
Depreciation and amortization, net	18,893	13,789
Change in:
Reserve for losses and LAE	(189,263)	5,314
PDR	(629)	(20)
Unearned premiums	35,267	6,793
Deferred policy acquisition costs	10,301	5,765
Reinsurance recoverables	10,434	35,473
Other assets	(3,543)	10,748
Accounts payable and accrued expenses	37,407	(4,336)
Cash flows used in operating activities	$(165,971)	$(154,447)
______________________

(1)	Cash item.
Cash flows used in operating activities increased for the first three months of 2013, compared to the same period of 2012, primarily as a result of an increase in mortgage insurance claims paid.
Stockholders’ Equity
Stockholders’ equity was $0.9 billion at March 31, 2013, compared to $0.7 billion at December 31, 2012. The increase in stockholders’ equity resulted primarily from an increase in additional paid in capital resulting from net proceeds received of $299.5 million related to our issuance in the first quarter of 2013 of 39.1 million shares of our common stock and our issuance of $400 million principal amount of the 2019 Convertible Senior Notes, a portion of which is allocated to stockholders’ equity. These increases were partially offset by our net loss of $187.5 million for the first three months of 2013.

Ratings
Radian Group and our principal operating subsidiaries have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, historically, also have been a significant factor in determining Radian Guaranty’s eligibility with the GSEs.

	MOODY’S (1)	S&P (2)
Radian Group	Caa1	CCC+
Radian Guaranty	Ba3	B-
Radian Insurance Inc.	(3)	(3)
RMAI	Ba3	B-
Radian Asset Assurance	Ba1	B+
_____________________

(1)	Moody’s outlook for Radian Group and all our rated mortgage insurance subsidiaries is currently Positive. Radian Asset Assurance’s outlook is currently Negative.

(2)	S&P’s outlook for Radian Group and all our rated insurance subsidiaries is currently Stable.

(3)	Not currently rated.
Recent Ratings Actions
On February 27, 2013, Moody’s upgraded Radian Group’s credit ratings from Caa2 to Caa1 and revised its outlook to “Positive” from “Negative” for all of our rated mortgage insurance subsidiaries.
On February 28, 2013, S&P affirmed Radian Group’s credit ratings at CCC+, and revised its outlook from “Negative” to “Stable.” S&P also affirmed the ratings for our insurance subsidiaries and revised its outlook on each of these subsidiaries from “Negative” to “Stable.”

Critical Accounting Policies
U.S. Securities and Exchange Commission (“SEC”) guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our condensed consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic and housing environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below.
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
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer and for a certain number of defaults related to previously rescinded policies and denied claims that we estimate will be reinstated and subsequently paid. We generally give the insured up to 90 days to rebut our decision to rescind coverage before we consider a policy to be rescinded and remove it from our default inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to ultimately be resubmitted as a perfected claim and paid. Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers, our insureds have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.
We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second loss position, we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency (PDR)” below for an exception to this general principle.

For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alt-A or Subprime), type of insurance (i.e., primary or pool), policy origination year, loss position (i.e., with or without a deductible) and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. In recent years, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, primarily related to our legacy portfolio. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Senior management regularly reviews the modeled frequency, rescission, denial and severity estimates, which are based on historical trends as described. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management may take such items into consideration in setting reserve levels.
Our aggregate weighted average default to claim rate, which is net of denials, rescissions and reinstatements, that is used in estimating our reserve for losses was 49% at March 31, 2013, compared to 47% at December 31, 2012. The increase from December 31, 2012 to March 31, 2013 was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our default inventory as of March 31, 2013. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of March 31, 2013, our aggregate weighted average default to claim rate estimate, excluding pending claims, was 40% and ranged from 20% for insured loans that had missed two to three monthly payments to 46% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the remaining default inventory.
We expect our rescission and denial rates to remain at elevated levels as long as defaults related to our legacy portfolio represent a significant percentage of our total default portfolio. The percentage of defaults associated with our legacy portfolio as a percentage of total defaults was 74.7% and 76.4% at March 31, 2013 and 2012, respectively. The elevated levels in the rate of rescissions and denials since 2009 have led to an increased risk of litigation by lenders and policyholders challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies. Recently, we have faced an increasing number of challenges from certain lender customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, including negotiated settlements, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. The assumptions embedded in our estimated default to claim rate on our in-force default inventory include an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies to be reinstated and ultimately to be paid, as a result of valid challenges by such policy holders. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted (in the case of previously denied claims).
We considered the sensitivity of first-lien loss reserve estimates at March 31, 2013 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at March 31, 2013), we estimated that our loss reserves would change by approximately $83 million at March 31, 2013. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at March 31, 2013), we estimated that our loss reserves would change by approximately $4 million at March 31, 2013. For every one percentage point change in our overall default to claim rate (which we estimate to be 49% at March 31, 2013), we estimated a $50 million change in our loss reserves at March 31, 2013.

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
There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment grade ratings, denoting nominal to moderate credit risk. However, net claim liabilities may be established for performing credits if the expected losses on the credit exceed the unearned premium revenue for the contract based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, should our financial guaranty risk management group disagree with the risk rating assigned by the ceding company, we may assign our own risk rating rather than use the risk rating assigned by the ceding company.
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
For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of March 31, 2013, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will gradually return to normal historical levels over the next three years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and already established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of March 31, 2013 or December 31, 2012. Our pre-tax investment yield used as the discount rate in these present value calculations was 2.28% and 1.98% as of March 31, 2013 and December 31, 2012, respectively. Expected losses are based on an assumed paid claim rate of approximately 11.0% on our total first-lien insurance portfolio (6.1% on performing loans and 48.8% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased from 11.0% to approximately 14.2%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.

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
For our financial guaranty business, to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was necessary as of March 31, 2013.
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
Fair Value of Financial Instruments
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as transaction realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2013, our total Level III assets were approximately 3.7% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
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
CDOs—These securities are categorized in Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
Other Asset-backed securities (“ABS”)—The fair value of other ABS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
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
Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default; and (2) 82% of the aggregate net par outstanding of our corporate CDO transactions (as of March 31, 2013) provide our counterparties with an additional right to terminate these transactions that is currently exercisable at any time. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of March 31, 2013, 21% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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
Non-Performance Risk Adjustment on Corporate CDOs—The typical fair premium amount estimated for the equivalent-risk tranche represents the fair premium amount for a typical market participant-not Radian. Accordingly, the final step in our fair value estimation is to convert this typical fair premium amount into a fair premium amount for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of that participant’s default or non-performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the typical fair premium amount to account for both this contractual difference, as well as for the market’s perception of our default probability, which is observable through our CDS spread.
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
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 29% of our corporate CDO contracts as of March 31, 2013 are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.

Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 86% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of March 31, 2013, 17% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.
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
With respect to four insured TruPs transactions, our counterparties may require that we pay a liquidity claim for the outstanding par amount on the underlying TruPs bonds. For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a liquidity claim is assigned based on our internal cash flow projections. A discounted cash flow valuation is also performed for this scenario where we are required to make a liquidity claim. The fair value is set equal to the probability weighted average of the valuations from the two scenarios: one in which our counterparty makes a liquidity claim and one in which the claim is not made.
In the second quarter of 2012, we agreed with one of our derivative counterparties (the “Counterparty”) to commute our credit protection on six of our directly insured TruPs CDO transactions. A significant portion of the amount paid in consideration for these commutations was deposited with an LPV (considered a VIE in accordance with the accounting guidance regarding VIEs) to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”), through a CDS entered into by the VIE with the Counterparty. The CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection, and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the CDS, Radian Asset Assurance is entitled to these remaining funds.
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
Fair value for our CDOs of ABS transaction was estimated using a discounted cash flow analysis. We estimated cash flows for the transaction based on our internal credit analysis, which was based on the current performance of each security. The estimated fair value of the underlying collateral securities was determined using either observed market transactions, including broker-dealer quotes and actual trade activity on similar bonds, or expected cash flows discounted using the yield observed on similar bonds. The present value of the insured cash flows (which represented the VIE debt) was determined using a risk-free rate that is applied to the cash flows adjusted for Radian’s non-performance risk.

Prior to the termination in the second quarter of 2012, our VIE debt and derivative liability within our CDOs of ABS transaction were consolidated and categorized in Level III of the fair value hierarchy. The fair value of the VIE debt and other liabilities exceeded the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporated a discount rate that is based on our CDS spread, the fair value was substantially less than our expected ultimate claim payments.
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
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of March 31, 2013 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $118.4 million; however, we do not currently expect to pay any claims related to these two VIEs. At March 31, 2013, we recorded $96.7 million of other assets, $96.3 million of VIE debt and $3.0 million of accounts payable and accrued expenses associated with these two VIEs.
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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. Prior to the second quarter of 2012, we consolidated the assets and liabilities associated with one CDOs of ABS transaction. This transaction was commuted in the second quarter of 2012 and as a result, the assets and liabilities were unconsolidated. During the second quarter of 2012, in connection with the commutation of certain of our insured TruPs CDO transactions, a new VIE was formed, which we consolidated as a result of our ongoing involvement with the entity, including our ability to impact the activities of the VIE in certain limited ways that could impact its economic performance. As of March 31, 2013, we have determined that we are the primary beneficiary of our net interest margin securities (“NIMS”) transactions and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.

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
We are required to establish a valuation allowance against our deferred tax asset (“DTA”) when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years and the continued uncertainty around our future results. We also considered several sources of positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.

Given the impact on our pre-tax results of net gains or losses resulting from our derivative transactions and our investment portfolio and the continued uncertainty around our ability to rely on certain short-term financial projections, which directly affects our ability to estimate an effective tax rate for the full year, we book our income tax expense (benefit) in interim periods based on actual results of operations.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an update to the accounting standard regarding comprehensive income. This update requires an entity to present, either on the face of the financial statements or as a separate disclosure, the changes in the accumulated balances for each component of other comprehensive income included in that separate component of equity. In addition to the presentation of changes in accumulated balances, an entity is required to present separately for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income. We adopted this update effective January 1, 2013, and in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, we present the changes in the accumulated balances for each component of other comprehensive income as well as current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform a sensitivity analysis to determine the effects of market risk exposures on our investment securities. In addition, we perform a sensitivity analysis for certain of our financial guaranty contracts that are required to be carried at fair value, and therefore are subject to market risks, including changes in interest rates and credit spreads. Our sensitivity analysis for interest rates and credit spreads is generally calculated as a parallel shift in yield curve with all other factors remaining constant. This analysis is performed by determining the potential loss in future earnings, fair values or cash flows of market-risk-sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices.
Interest-Rate Risk
The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk and have determined that the fair value of our interest-rate-sensitive investment assets is materially exposed to changes in interest rates.
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at March 31, 2013 and December 31, 2012, was $5.6 billion and $5.2 billion, respectively, of which 94% was invested in fixed-income securities for both periods. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At March 31, 2013, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $235.2 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $235.7 million. At March 31, 2013, the average duration of the fixed-income portfolio was 4.4 years compared to 4.7 years at December 31, 2012.
Credit Risk
A significant portion of our credit protection is in the form of CDS and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS and TruPs. With the exception of our insured TruPs CDOs and related VIE (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. In addition, with the adoption of the accounting standard regarding fair value measurements, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads, as well as our own credit default spread as of March 31, 2013. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above, which also includes a discussion of the material limitations of such methods. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Impact of Radian’s Non-performance Risk on Financial Guaranty Results.” Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 5.13% at March 31, 2013. Radian Group’s five-year CDS spread reflects the perceived risk that investors associate with us, which we are required to consider when determining our fair values; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at March 31, 2013, implies a market view that there is a 31.8% probability that Radian Group will default in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012. Although the CDS spreads reflect the market view of our non-performance risk, this magnitude of tightening should not be interpreted as a proportional decrease in our non-performance risk.

Corporate CDOs ($ in millions)
Weighted average credit spread	0.56%
Fair value of net liabilities	$9.9
	Increase/(Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$27.0	$33.0	$39.1
0 basis points change in Radian Group’s CDS spread	(2.6)	—	2.7
50% widening of Radian Group’s CDS spread	(12.2)	(11.2)	(10.1)
_______________________

Non-Corporate CDO-related (1) ($ in millions)
Weighted average credit spread	2.16%
Fair value of net liabilities	$335.6
	Increase/(Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$132.0	$167.1	$202.5
0 basis points change in Radian Group’s CDS spread	(30.8)	—	31.3
50% widening of Radian Group’s CDS spread	(82.1)	(54.2)	(25.8)
______________________

(1)	Includes TruPs, CDOs of CMBS, and other non-corporate CDOs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and recent experience.

Foreign Exchange Rate Risk
As of March 31, 2013 we did not hold any foreign currencies in our investment portfolio. At December 31, 2012, we held approximately $23.7 million and $56.4 million dominated in Euros and Japanese Yen, respectively.
Equity Market Price
At March 31, 2013, the market value and cost of the equity securities in our investment portfolio were $251.3 million and $206.1 million, respectively. Included in the market value and cost of our equity securities at March 31, 2013 is $128.2 million and $117.8 million, respectively, of securities classified as trading securities. At December 31, 2012, the market value and cost of the equity securities in our investment portfolio were $265.9 million and $233.6 million, respectively. Included in the market value and cost of our equity securities at December 31, 2012 is $153.7 million and $145.3 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $25.1 million as of March 31, 2013.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2013, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximately 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith.  On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. Quicken has filed a response to Radian Guaranty’s motion to dismiss, and on January 11, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Settlement Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. Radian Guaranty and some of the other mortgage insurer defendants moved to dismiss this lawsuit for lack of standing because they did not insure any of the plaintiffs’ loans. The court denied that motion on May 7, 2012, and on October 4, 2012, Radian Guaranty filed a new motion to dismiss on a number of grounds. On December 21, 2012, plaintiffs filed an opposition to that motion. On May 7, 2013, the court granted Radian Guaranty’s motion and dismissed the plaintiffs’ claims with prejudice.  The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations.
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

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On April 5, 2013, plaintiffs filed an opposition to the motion to dismiss.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On January 4, 2013, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. The court denied that motion on April 11, 2013, and ordered a brief period of discovery limited to the statute of limitations issue. The discovery period is scheduled to end on June 14, 2013.

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

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On January 28, 2013, plaintiffs filed an amended complaint. On March 28, 2013, Radian Guaranty filed a motion to dismiss plaintiffs’ claims as barred by the statute of limitations.

•
On May 31, 2012, a putative class action under RESPA titled Barlee, et al. v. First Horizon National Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint, and on November 5, 2012, Radian Guaranty filed a motion to dismiss the amended complaint for lack of standing because it did not insure any of the plaintiffs’ loans. Plaintiffs filed an opposition to the motion to dismiss, and on January 16, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss. On February 27, 2013, the court granted Radian Guaranty’s motion to dismiss and Radian Guaranty has been dismissed from this lawsuit.

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

•
On January 4, 2013, a putative class action under RESPA titled Ba, et al. v. HSBC USA, Inc., et al., was filed in the U.S. District Court for the Eastern District of Pennsylvania. On February 26, 2013, Radian Guaranty moved to dismiss this lawsuit for lack of standing because it did not insure any of the plaintiffs’ loans. On March 25, 2013, plaintiffs voluntarily dismissed Radian Guaranty from this lawsuit.

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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand (“CID”) from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to the Company without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of December 31, 2012, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $750 million.

Item 1A. Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed description of risk factors affecting us and our subsidiaries.

Item 6. Exhibits.

Exhibit No.	Exhibit Name
4.1
Senior Indenture, dated as of June 7, 2005, between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 2, 2005 and filed on June 7, 2005)

4.2
Officers’ Certificate, dated as of January 4, 2013, including the terms of the Registrant’s 9.000% Senior Notes due 2017, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 4, 2013 and filed on January 7, 2013)

4.3	Form of 9.000% Senior Notes due 2017 (included within Exhibit 4.2)
4.4
Registration Rights Agreement, dated as of January 4, 2013, between the Registrant and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 4, 2013 and filed on January 7, 2013)

4.5
Senior Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.6
First Supplemental Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.7	Form of 2.25% Convertible Senior Notes due 2019 (included within Exhibit 4.6)
4.8
Officers’ Certificate, dated as of February 28, 2013, including the terms of the Registrant’s 9.000% Senior Notes due 2017, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 28, 2013 and filed on March 6, 2013)

4.9	Form of 9.000% Senior Notes due 2017 (included within Exhibit 4.8)
*12	Statement of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

May 10, 2013	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
4.1
Senior Indenture, dated as of June 7, 2005, between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated June 2, 2005 and filed on June 7, 2005)

4.2
Officers’ Certificate, dated as of January 4, 2013, including the terms of the Registrant’s 9.000% Senior Notes due 2017, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 4, 2013 and filed on January 7, 2013)

4.3	Form of 9.000% Senior Notes due 2017 (included within Exhibit 4.2)
4.4
Registration Rights Agreement, dated as of January 4, 2013, between the Registrant and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated January 4, 2013 and filed on January 7, 2013)

4.5
Senior Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.6
First Supplemental Indenture dated as of March 4, 2013 between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 27, 2013 and filed on March 4, 2013)

4.7	Form of 2.25% Convertible Senior Notes due 2019 (included within Exhibit 4.6)
4.8
Officers’ Certificate, dated as of February 28, 2013, including the terms of the Registrant’s 9.000% Senior Notes due 2017, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated February 28, 2013 and filed on March 6, 2013)

4.9	Form of 9.000% Senior Notes due 2017 (included within Exhibit 4.8)
*12	Statement of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.