Form 10-Q
period 2013-06-30
RADIAN GROUP INC
filed 2013-08-09
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 173,090,665 shares of common stock, $0.001 par value per share, outstanding on August 1, 2013.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements including:

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

•
changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers or financial guaranty providers, in particular in light of the fact that certain of our former competitors have ceased writing new insurance business and have been placed under supervision or receivership by insurance regulators;

•	catastrophic events or economic changes in geographic regions where our mortgage insurance exposure is more concentrated or where we have financial guaranty exposure;

•	our ability to maintain sufficient holding company liquidity to meet our short- and long-term liquidity needs;

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

•
our ability to maintain an adequate risk-to-capital position, minimum policyholder position and other surplus requirements for Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary, and an adequate minimum policyholder position and surplus for those insurance subsidiaries that provide reinsurance to Radian Guaranty;

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•
a more rapid than expected decrease in the current elevated levels of mortgage insurance rescissions and claim denials, which have reduced our paid losses and resulted in a significant reduction in our loss reserves, including a decrease in net rescissions or denials resulting from an increase in the number of successful challenges to previously rescinded policies or claim denials, or by the government-sponsored entities (“GSEs”) intervening in or otherwise limiting our loss mitigation practices, including settlements of disputes regarding loss mitigation activities;

•
the negative impact that our loss mitigation activities may have on our relationships with our customers and potential customers, including the potential loss of current or future business and the heightened risk of disputes and litigation;

•
the need, in the event that we are unsuccessful in defending our loss mitigation activities, to increase our loss reserves for, and reassume risk on, rescinded or cancelled loans or denied claims, and to pay additional claims, including amounts previously curtailed;

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

•
heightened competition for our mortgage insurance business from others such as the FHA, the U.S. Department of Veterans Affairs and other private mortgage insurers, including in particular, those that have been assigned higher ratings than we have, that may have access to greater amounts of capital than we do, that are less dependent on capital support from their subsidiaries than we are or that are new entrants to the industry, and therefore, are not burdened by legacy obligations;

•
changes in requirements to remain an eligible insurer to the GSEs (which are expected to be released by the end of 2013 and implemented following a transition period), which may include more stringent risk-to-capital ratio requirements, higher capital requirements for loans insured prior to 2009 and a limitation on the amount of capital credit available for our subsidiaries, including capital attributable to our financial guaranty business;

•	changes in the charters or business practices of, or rules or regulations applicable to, the GSEs;

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

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including adjustments proposed by the IRS resulting from the examination of our 2000 through 2007 tax years;

•
the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses, or to estimate accurately the fair value amounts of derivative instruments in determining gains and losses on these instruments;

•
volatility in our earnings caused by changes in the fair value of our assets and liabilities carried at fair value, including our derivative instruments, substantially all of our investment portfolio and certain of our long-term incentive compensation awards;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A of Part II of this Quarterly Report on Form 10-Q, and subsequent reports and registration statements filed from time to time with the U.S. Securities and Exchange Commission. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements. (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	June 30, 2013	December 31, 2012
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $420 and $676)	$427	$679
Fixed-maturities available for sale—at fair value (amortized cost $22,112 and $39,481)	21,880	40,696
Equity securities available for sale—at fair value (cost $78,106 and $88,260)	115,978	112,139
Trading securities—at fair value	3,722,975	4,094,622
Short-term investments—at fair value	1,332,090	777,532
Other invested assets (including variable interest entity (“VIE”) assets of $76,959 and $78,006)	117,961	126,750
Total investments	5,311,311	5,152,418
Cash	31,831	31,555
Restricted cash	23,491	24,226
Deferred policy acquisition costs	70,427	88,202
Accrued investment income	33,106	34,349
Accounts and notes receivable	85,703	87,519
Property and equipment, at cost (less accumulated depreciation of $100,181 and $98,909)	6,672	7,456
Derivative assets (including VIE derivative assets of $1,575 and $1,585)	9,379	13,609
Deferred income taxes, net	17,902	—
Reinsurance recoverables	65,750	89,204
Other assets (including VIE other assets of $96,125 and $99,337)	398,428	374,662
Total assets	$6,054,000	$5,903,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$712,706	$648,682
Reserve for losses and loss adjustment expenses (“LAE”)	2,716,490	3,149,936
Reserve for premium deficiency (“PDR”)	4,308	3,685
Long-term debt	913,952	663,571
VIE debt—at fair value	106,767	108,858
Derivative liabilities (including VIE derivative liabilities of $64,637 and $70,467)	350,576	266,873
Accounts payable and accrued expenses (including VIE accounts payable of $338 and $366)	346,335	325,270
Total liabilities	5,151,134	5,166,875
Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 and 325,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively;190,565,887 and 151,131,173 shares issued at June 30, 2013 and December 31, 2012, respectively; 173,028,101 and 133,647,216 shares outstanding at June 30, 2013 and December 31, 2012, respectively	191	151
Treasury stock, at cost: 17,537,786 and 17,483,957 shares at June 30, 2013 and December 31, 2012, respectively	(892,810)	(892,094)
Additional paid-in capital	2,346,932	1,967,414
Retained deficit	(575,913)	(355,241)
Accumulated other comprehensive income	24,466	16,095
Total stockholders’ equity	902,866	736,325
Total liabilities and stockholders’ equity	$6,054,000	$5,903,200
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenues:
Premiums written—insurance:
Direct	$269,827	$214,349	$515,294	$418,102
Assumed	(206)	(1,028)	(10,603)	(88,516)
Ceded	(18,392)	(31,389)	(46,277)	(69,976)
Net premiums written	251,229	181,932	458,414	259,610
(Increase) decrease in unearned premiums	(38,105)	4,847	(52,702)	94,534
Net premiums earned—insurance	213,124	186,779	405,712	354,144
Net investment income	27,615	30,877	54,488	65,590
Net (losses) gains on investments	(130,254)	26,419	(135,759)	93,878
Change in fair value of derivative instruments	86,535	(33,124)	(81,135)	(105,881)
Net gains (losses) on other financial instruments	1,188	(61,862)	(4,487)	(79,714)
Gain on sale of affiliate	—	7,708	—	7,708
Other income	2,234	1,395	4,005	2,835
Total revenues	200,442	158,192	242,824	338,560
Expenses:
Provision for losses	140,291	210,868	272,350	477,022
Change in PDR	1,251	559	622	539
Policy acquisition costs	10,006	10,805	27,201	38,851
Other operating expenses	60,981	40,193	141,081	90,347
Interest expense	19,420	12,581	35,301	26,729
Total expenses	231,949	275,006	476,555	633,488
Equity in net (loss) income of affiliates	—	(2)	1	(13)
Pretax loss	(31,507)	(116,816)	(233,730)	(294,941)
Income tax provision (benefit)	1,665	2,443	(13,058)	(6,450)
Net loss	$(33,172)	$(119,259)	$(220,672)	$(288,491)
Basic net loss per share	$(0.19)	$(0.90)	$(1.40)	$(2.18)
Diluted net loss per share	$(0.19)	$(0.90)	$(1.40)	$(2.18)
Weighted-average number of common shares outstanding—basic	171,783	132,346	158,180	132,350
Weighted-average number of common and common equivalent shares outstanding—diluted	171,783	132,346	158,180	132,350
Dividends per share	$0.0025	$0.0025	$0.0050	$0.0050

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net loss	$(33,172)	$(119,259)	$(220,672)	$(288,491)
Other comprehensive income (loss), net of tax (see Note 11):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment, net of tax	—	(8)	—	(8)
Less: Reclassification adjustment for net gains (losses) included in net income (loss), net of tax	—	—	—	—
Net foreign currency translation adjustment, net of tax	—	(8)	—	(8)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period, net of tax	1,480	(1,419)	8,946	15,795
Less: Reclassification adjustment for net gains (losses) included in net loss, net of tax	554	(741)	575	8,869
Net unrealized gains (losses) on investments, net of tax	926	(678)	8,371	6,926
Other comprehensive income (loss)	926	(686)	8,371	6,918
Comprehensive loss	$(32,246)	$(119,945)	$(212,301)	$(281,573)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income	Total
BALANCE, JANUARY 1, 2012	$151	$(892,052)	$1,966,565	$96,227	$11,400	$1,182,291
Net loss	—	—	—	(288,491)	—	(288,491)
Net foreign currency translation adjustment, net of tax	—	—	—	—	(8)	(8)
Net unrealized gain on investments, net of tax	—	—	—	—	6,926	6,926
Repurchases of common stock under incentive plans	—	(32)	—	—	—	(32)
Issuance of common stock under benefit plans	—	—	213	—	—	213
Amortization of restricted stock	—	—	1,101	—	—	1,101
Stock-based compensation expense	—	—	(446)	—	—	(446)
Dividends declared	—	—	(666)	—	—	(666)
BALANCE, JUNE 30, 2012	$151	$(892,084)	$1,966,767	$(192,264)	$18,318	$900,888

BALANCE, JANUARY 1, 2013	$151	$(892,094)	$1,967,414	$(355,241)	$16,095	$736,325
Net loss	—	—	—	(220,672)	—	(220,672)
Net unrealized gain on investments, net of tax	—	—	—	—	8,371	8,371
Repurchases of common stock under incentive plans	—	(716)	—	—	—	(716)
Issuance of common stock - stock offering	39	—	299,503	—	—	299,542
Issuance of common stock under benefit plans	—	—	298	—	—	298
Issuance of common stock under incentive plans	1	—	62	—	—	63
Amortization of restricted stock	—	—	3,375	—	—	3,375
Issuance of convertible debt (See Note 10)	—	—	77,026	—	—	77,026
Stock-based compensation expense	—	—	21	—	—	21
Dividends declared	—	—	(767)	—	—	(767)
BALANCE, JUNE 30, 2013	$191	$(892,810)	$2,346,932	$(575,913)	$24,466	$902,866

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2013	2012
Cash flows used in operating activities	$(291,570)	$(361,899)
Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	16,049	44,935
Proceeds from sales of equity securities available for sale	—	30,727
Proceeds from sales of trading securities	630,435	2,066,088
Proceeds from redemptions of fixed-maturity investments available for sale	2,415	3,738
Proceeds from redemptions of fixed-maturity investments held to maturity	255	250
Proceeds from redemptions of equity securities available for sale	10,503	—
Purchases of trading securities	(429,001)	(2,137,677)
(Purchases)/sales and redemptions of short-term investments, net	(554,429)	556,048
Sales (purchases) of other invested assets, net	15,210	(74,999)
Proceeds from sale of investment in affiliate	—	14,700
Purchases of property and equipment, net	(712)	(452)
Net cash (used in) provided by investing activities	(309,275)	503,358
Cash flows from financing activities:
Dividends paid	(767)	(666)
Proceeds/payments related to issuance or exchange of debt, net	381,165	—
Redemption of long-term debt	(79,372)	(143,770)
Issuance of common stock	299,542	—
Excess tax benefits from stock-based awards	553	—
Net cash provided by (used in) financing activities	601,121	(144,436)
Effect of exchange rate changes on cash	—	5
Increase (decrease) in cash	276	(2,972)
Cash, beginning of period	31,555	35,589
Cash, end of period	$31,831	$32,617

Supplemental disclosures of cash flow information:
Income taxes paid	$1,785	$1,498
Interest paid	$15,970	$21,820

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
The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for the fair statement of the financial position, results of operations, comprehensive income and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of our convertible debt. As a result of our net loss for the three and six months ended June 30, 2013, 39,476,796 and 5,556,916 shares, respectively, of our common stock equivalents issued under our stock-based compensation arrangements and convertible debt were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive. As a result of our net loss for the three and six months ended June 30, 2012, 5,964,726 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding comprehensive income. This update requires an entity to present, either on the face of the financial statements or as a separate disclosure, the changes in the accumulated balances for each component of other comprehensive income included in that separate component of equity. In addition to the presentation of changes in accumulated balances, an entity is required to present separately for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income. We adopted this update effective January 1, 2013, and in Note 11, we present the changes in the accumulated balances for each component of other comprehensive income as well as current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.
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
Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-liens. At June 30, 2013, primary insurance on first-liens comprised approximately 95.2% of our $39.1 billion total direct risk in force (“RIF”). In the past, we also wrote pool insurance, which at June 30, 2013, comprised approximately 4.4% of our total direct RIF and offered other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages, credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Our non-traditional RIF was $125 million as of June 30, 2013, representing less than 1% of our total direct RIF.
Financial Guaranty
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”). Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty, which allows our financial guaranty business to serve as a source of capital for Radian Guaranty. We have provided financial guaranty credit protection in several forms, including through the issuance of financial guaranty policies, by insuring the obligations under one or more credit default swaps (“CDS”) and through the reinsurance of both types of obligations. In 2008, we ceased writing or assuming new financial guaranty business and since then, we have significantly reduced our financial guaranty operations. In addition, we have been proactive in reducing our financial guaranty exposures through commutations and other transaction settlements in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate access to that capital.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for each of our businesses. This negative operating environment was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio, together with business written prior to 2005, as our “legacy portfolio”).
In recent years, the operating environment for our businesses has shown signs of improvement. Although the U.S. economy and housing market remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a broader recovery in the U.S. economy, including importantly, some reduction in unemployment rates. As a consequence of these and other factors, in 2012, we experienced improvement in our results of operations, with a 22% decline in new primary mortgage insurance defaults. Our new primary mortgage insurance defaults have continued to decline in 2013, including a 19% decline in the first six months of 2013 compared to the number of new primary defaults in the first six months of 2012. Although uncertainty remains with respect to the ultimate losses we will experience in our legacy portfolio, as we continue to write a significant volume of new insurance on high-quality mortgages, our legacy portfolio has become a smaller percentage of our total portfolio, and we expect this to continue. Our legacy portfolio now represents less than 50% of our total primary mortgage insurance RIF.
Currently, our business strategy primarily is focused on: (1) growing our mortgage insurance business by writing insurance on high-quality mortgages in the U.S.; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (4) continuing to effectively manage our capital and liquidity positions.
Our businesses also are significantly impacted by, and our future success may be affected by, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies and the Federal Housing Administration (“FHA”) remains our primary competitor outside of the private mortgage insurance industry. The GSEs’ current federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-loan-to-value (“LTV”) mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including the pursuit of alternatives to private mortgage insurance as a condition to purchasing high-LTV loans, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value.
Since 2011, there have been numerous legislative proposals and recommendations focused on reforming the U.S. housing finance industry, including proposals that are intended to wind down the GSEs or to otherwise limit or restrict the activities and businesses of the GSEs. As a result, the future structure of the residential housing finance system, as well as the impact of any such changes on our business, remain uncertain. Although we believe that traditional private mortgage insurance will continue to play an important role in any future housing finance structure, it is possible that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement, or even eliminate the requirement altogether, which would reduce our available market and could adversely affect our mortgage insurance business and our franchise value. In addition, the mortgage origination market and private mortgage insurers could be adversely impacted by regulatory requirements being developed under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Capital Preservation and Liquidity Management Initiatives
Since 2008, we have engaged in a number of strategic actions and initiatives in response to the negative economic and market conditions impacting our businesses. As a result of our strategic actions and an improving operating environment, we believe we are positioned to return to long-term profitability.
Thus far in 2013, we have made further progress toward our objectives and in support of our business strategy, including by taking the following actions:

•	Radian Asset Assurance continued to proactively reduce its financial guaranty portfolio through a series of risk commutations, transaction settlements and terminations.

-
In January 2013, $6.7 million of contingency reserves were released due to the commutation of the remaining $822.2 million net par reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (the “FGIC Commutation”), including substantially all of our exposure to general obligation bonds issued by the City of Detroit;

-
In February 2013, the New York State Department of Financial Services approved the release of an additional $61.1 million of contingency reserves resulting from the reduction in Radian Asset Assurance’s net par outstanding;

-
During the first half of 2013, in our financial guaranty business, four of our CDS counterparties exercised their termination rights with respect to nine collateralized debt obligations (“CDOs”) that we insured, and we agreed to the commutation of an additional CDO with another CDS counterparty (collectively, the “2013 CDO Terminations”), which reduced our net par outstanding by $3.4 billion in the aggregate; and

-	In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty.

•
During the first six months of 2013, Radian Group exchanged $195.5 million of its outstanding 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 in order to improve its debt maturity profile. See Note 10 for further information.

•
In March 2013, Radian Group issued $400 million principal amount of 2.250% convertible unsecured senior notes due March 2019 (the “2019 Convertible Senior Notes”) and received net proceeds of approximately $389.8 million. See Note 10 for further information.

•	In March 2013, Radian Group sold 39.1 million shares of common stock at a public offering price of $8.00 per share and received net proceeds of approximately $299.5 million.
At June 30, 2013, Radian Group had immediately available unrestricted cash and liquid investments of $918.6 million. Approximately $102.6 million (of which approximately $14.3 million relates to payments we expect to make in 2013) of future expected corporate expenses and interest payments have been accrued for and paid by certain subsidiaries to Radian Group as of June 30, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of June 30, 2013 include these amounts. Net of these advances, our available holding company liquidity is $816.0 million. We expect to use a portion of our available liquidity to support Radian Guaranty’s capital position, including to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Management has determined that the allocation of our consolidated provision for taxes to the segments is no longer material to the evaluation of our business results. Therefore, beginning with the first quarter of 2013, financial information for our business segments is disclosed on a pretax basis as pretax results are used by senior management in the allocation of resources and in assessing the performance of the segments.
Summarized financial information concerning our segments, as of and for the periods indicated, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Mortgage Insurance
Net premiums written—insurance	$251,159	$182,518	$468,445	$379,371
Net premiums earned—insurance	$197,952	$170,763	$380,944	$344,214
Net investment income	15,266	17,608	30,368	35,619
Net (losses) gains on investments	(83,386)	26,662	(86,623)	58,840
Change in fair value of derivative instruments	—	(52)	—	(31)
Net gains (losses) on other financial instruments	74	42	(1,803)	(667)
Other income	2,159	1,304	3,871	2,648
Total revenues	132,065	216,327	326,757	440,623
Provision for losses	136,410	208,078	268,366	442,807
Change in PDR	1,251	559	622	539
Policy acquisition costs	6,501	7,890	18,233	16,536
Other operating expenses	51,295	31,272	117,075	67,537
Interest expense	3,704	1,723	6,373	3,445
Total expenses	199,161	249,522	410,669	530,864
Pretax loss	$(67,096)	$(33,195)	$(83,912)	$(90,241)

Cash and investments	$2,962,997	$3,176,027
Deferred policy acquisition costs	29,138	44,240
Total assets	3,431,444	3,388,524
Unearned premiums	483,303	290,880
Reserve for losses and LAE	2,690,861	3,155,343
VIE debt	10,963	7,500
Derivative liabilities	—	—

New Insurance Written (“NIW”) (in millions)	$13,377	$8,335	$24,283	$14,800

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Financial Guaranty
Net premiums written—insurance	$70	$(586)	$(10,031)	$(119,761)
Net premiums earned—insurance	$15,172	$16,016	$24,768	$9,930
Net investment income	12,349	13,269	24,120	29,971
Net (losses) gains on investments	(46,868)	(243)	(49,136)	35,038
Change in fair value of derivative instruments	86,535	(33,072)	(81,135)	(105,850)
Net gains (losses) on other financial instruments	1,114	(61,904)	(2,684)	(79,047)
Gain on sale of affiliate	—	7,708	—	7,708
Other income	75	91	134	187
Total revenues	68,377	(58,135)	(83,933)	(102,063)
Provision for losses	3,881	2,790	3,984	34,215
Change in PDR	—	—	—	—
Policy acquisition costs	3,505	2,915	8,968	22,315
Other operating expenses	9,686	8,921	24,006	22,810
Interest expense	15,716	10,858	28,928	23,284
Total expenses	32,788	25,484	65,886	102,624
Equity in net (loss) income of affiliates	—	(2)	1	(13)
Pretax income (loss)	$35,589	$(83,621)	$(149,818)	$(204,700)

Cash and investments	$2,403,636	$2,137,956
Deferred policy acquisition costs	41,289	55,146
Total assets	2,622,556	2,643,006
Unearned premiums	229,403	297,551
Reserve for losses and LAE	25,629	94,937
VIE debt	95,804	100,333
Derivative liabilities	350,576	219,960
A reconciliation of segment pretax income (loss) to consolidated net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Mortgage Insurance pretax loss	$(67,096)	$(33,195)	$(83,912)	$(90,241)
Financial Guaranty pretax income (loss)	35,589	(83,621)	(149,818)	(204,700)
Income tax provision (benefit)	1,665	2,443	(13,058)	(6,450)
Consolidated net loss	$(33,172)	$(119,259)	$(220,672)	$(288,491)

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

(In thousands)	June 30, 2013	December 31, 2012
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$7,036	$12,024
NIMS related and other	2,343	1,585
Total derivative assets	9,379	13,609
Derivative liabilities:
Financial Guaranty credit derivative liabilities	285,939	196,406
Financial Guaranty VIE derivative liabilities	64,637	70,467
Total derivative liabilities	350,576	266,873
Total derivative liabilities, net	$341,197	$253,264
The notional value of our derivative contracts at June 30, 2013 and December 31, 2012 was $14.7 billion and $19.2 billion, respectively.
The components of the (losses) gains included in the change in fair value of derivative instruments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Statements of Operations
Net premiums earned—derivatives	$4,857	$7,224	$9,849	$15,872
Financial Guaranty credit derivatives	80,293	(39,161)	(95,431)	(119,380)
Financial Guaranty VIE derivatives	1,477	(1,136)	4,539	(2,363)
NIMS related and other	(92)	(51)	(92)	(10)
Change in fair value of derivative instruments	$86,535	$(33,124)	$(81,135)	$(105,881)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the market’s perception of the creditworthiness of any: (i) underlying corporate entities; (ii) the credit performance of the assets underlying asset-backed securities (“ABS”); or (iii) primary obligors of obligations for which we provide second-to-pay credit protection. Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, and consequently, changes in the market’s perception of our non-performance risk can also result in gains and losses on our derivative instruments. Any incurred gains or losses (which include any claim payments) on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments are based on assumptions and estimates that are inherently subject to risk and uncertainty, our fair value amounts could vary significantly from period to period. See Note 4 for more information on the fair value of our financial instruments.
The following table shows selected information about our derivative contracts:

($ in thousands)	June 30, 2013
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	—	$—	$2,343
Corporate CDOs	24	9,553,298	1,584
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	13	1,053,987	(21,792)
CDOs of commercial mortgage-backed securities (“CMBS”)	4	1,831,000	(102,330)
Other:
Structured finance	5	559,955	(84,002)
Public finance	22	1,297,729	(55,881)
Total Non-Corporate CDOs and other derivative transactions	44	4,742,671	(264,005)
Assumed financial guaranty credit derivatives:
Structured finance	32	187,015	(15,883)
Public finance	5	104,800	(599)
Total Assumed	37	291,815	(16,482)
Financial Guaranty VIE derivative liabilities (2)	1	77,236	(64,637)
Grand Total	106	$14,665,020	$(341,197)
 ______________________

(1)
Represents NIMS derivative assets related to consolidated NIMS VIEs and common stock warrants. Because these investments represent financial guaranty contracts that we issued, they cannot become liabilities, and therefore, do not represent additional par exposure.

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
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs. There were no significant changes to our fair value methodologies during the six months ended June 30, 2013.
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
The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2012. For a complete understanding of those valuation techniques and inputs used as of June 30, 2013, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2012 Form 10-K.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of June 30, 2013:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$625.5	$420.8	$—	$1,046.3
State and municipal obligations	—	633.2	19.4	652.6
Money market instruments	704.9	—	—	704.9
Corporate bonds and notes	—	1,315.0	—	1,315.0
Residential mortgage-backed securities (“RMBS”)	—	533.3	—	533.3
CMBS	—	300.0	—	300.0
Other ABS	—	204.4	1.2	205.6
Hybrid securities	—	152.8	—	152.8
Equity securities (1)	131.6	147.4	0.4	279.4
Other investments (2)	—	2.6	77.4	80.0
Total Investments at Fair Value (3)	1,462.0	3,709.5	98.4	5,269.9
Derivative Assets	—	0.8	8.6	9.4
Other Assets (4)	—	—	96.0	96.0
Total Assets at Fair Value	$1,462.0	$3,710.3	$203.0	$5,375.3

Derivative Liabilities	$—	$—	$350.6	$350.6
VIE debt (5)	—	—	106.8	106.8
Total Liabilities at Fair Value	$—	$—	$457.4	$457.4
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.9 million) and short-term certificates of deposit (“CDs”) ($1.7 million) included within Level II, and lottery annuities ($0.4 million) and a guaranteed investment contract held by a consolidated VIE ($77.0 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($0.4 million) and certain other invested assets ($41.0 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($11.0 million) and amounts related to financial guaranty VIEs ($95.8 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2012:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$137.8	$433.8	$—	$571.6
State and municipal obligations	—	669.0	19.0	688.0
Money market instruments	638.0	—	—	638.0
Corporate bonds and notes	—	1,373.6	—	1,373.6
RMBS	—	663.4	—	663.4
CMBS	—	237.3	—	237.3
Other ABS	—	252.4	1.7	254.1
Foreign government securities	—	117.7	—	117.7
Hybrid securities	—	211.9	—	211.9
Equity securities (1)	98.9	166.0	1.0	265.9
Other investments (2)	—	2.5	79.0	81.5
Total Investments at Fair Value (3)	874.7	4,127.6	100.7	5,103.0
Derivative Assets	—	—	13.6	13.6
Other Assets (4)	—	—	99.2	99.2
Total Assets at Fair Value	$874.7	$4,127.6	$213.5	$5,215.8

Derivative Liabilities	$—	$—	$266.9	$266.9
VIE debt (5)	—	—	108.9	108.9
Total Liabilities at Fair Value	$—	$—	$375.8	$375.8
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
The following tables quantify the estimated impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets as of the dates indicated:

(In basis points)	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
Radian Group’s five-year CDS spread	504	913	1,780	2,732

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk June 30, 2013	Impact of Radian Non-Performance Risk June 30, 2013	Fair Value (Asset) Liability Recorded June 30, 2013
Product
Corporate CDOs	$34.9	$36.5	$(1.6)
Non-Corporate CDO-related (1)	495.6	215.1	280.5
NIMS-related and other (2)	11.6	3.0	8.6
Total	$542.1	$254.6	$287.5

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset) Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related (1)	696.6	509.3	187.3
NIMS-related (2)	13.0	4.7	8.3
Total	$808.4	$615.6	$192.8
_____________________

(1)
Includes the net fair value liability recorded within derivative assets and derivative liabilities, but does not include the net fair value liability of derivative assets or derivative liabilities within our consolidated VIEs, as Radian Group’s credit spread has no impact on the financial instruments in these VIEs.

(2)	Includes NIMS VIE debt and NIMS derivative assets in 2013 and 2012, and fixed maturity derivatives in 2013.
Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at June 30, 2013, implied a market view that there is a 31.8% probability that Radian Group will default in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012. The cumulative impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities decreased by $361.0 million during the first six months of 2013, as presented in the tables above.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2013:

(In millions)	Beginning Balance at April 1, 2013	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)		Ending Balance at June 30, 2013
Investments:
State and municipal obligations	$19.2	$0.2	$—	$—	$—	$—	$—		$19.4
Corporate bonds and notes	2.7	(0.1)	—	—	—	—	(2.6)	(3)	—
CMBS	3.1	—	—	3.1	—	—	—		—
Other ABS	1.5	—	—	—	—	0.3	—		1.2
Equity securities	0.4	—	—	—	—	—	—		0.4
Other investments	77.3	(0.3)	0.4	—	—	—	—		77.4
Total Level III Investments	104.2	(0.2)	0.4	3.1	—	0.3	(2.6)		98.4
NIMS derivative assets	1.6	—	—	—	—	—	—		1.6
Other assets	96.5	5.1	—	—	—	5.6	—		96.0
Total Level III Assets	$202.3	$4.9	$0.4	$3.1	$—	$5.9	$(2.6)		$196.0

Derivative liabilities, net	$426.1	$86.6	$—	$—	$—	$(4.1)	$—		$343.6
VIE debt	107.4	(3.9)	—	—	—	4.5	—		106.8
Total Level III Liabilities, net	$533.5	$82.7	$—	$—	$—	$0.4	$—		$450.4
______________________

(1)
Includes unrealized gains (losses) for the quarter ended June 30, 2013, relating to assets and liabilities still held at June 30, 2013 as follows: $(0.4) million for investments, $2.6 million for other assets, $82.3 million for derivative liabilities and $(2.9) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

(3)
During the period, pricing from a third-party pricing source became available that utilized observable inputs for individual instruments. As a result, these instruments were transferred out of Level III and into Level II.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2013:

(In millions)	Beginning Balance at January 1, 2013	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)		Ending Balance at June 30, 2013
Investments:
State and municipal obligations	$19.0	$0.4	$—	$—	$—	$—	$—		$19.4
Corporate bonds and notes	—	(0.1)	2.7	—	—	—	(2.6)	(3)	—
CMBS	—	—	3.1	3.1	—	—	—		—
Other ABS	1.7	—	—	—	—	0.5	—		1.2
Equity securities	1.0	—	—	0.6	—	—	—		0.4
Other investments	79.0	(1.9)	0.8	0.1	—	0.4	—		77.4
Total Level III Investments	100.7	(1.6)	6.6	3.8	—	0.9	(2.6)		98.4
NIMS derivative assets	1.6	—	—	—	—	—	—		1.6
Other assets	99.2	8.4	—	—	—	11.6	—		96.0
Total Level III Assets	$201.5	$6.8	$6.6	$3.8	$—	$12.5	$(2.6)		$196.0

Derivative liabilities, net	$254.9	$(81.1)	$—	$—	$—	$(7.6)	$—		$343.6
VIE debt	108.9	(7.2)	—	—	—	9.3	—		106.8
Total Level III Liabilities, net	$363.8	$(88.3)	$—	$—	$—	$1.7	$—		$450.4
______________________

(1)
Includes unrealized gains (losses) for the six months ended June 30, 2013, relating to assets and liabilities still held at June 30, 2013 as follows: $(1.9) million for investments, $3.4 million for other assets, $(89.7) million for derivative liabilities and $(5.4) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

(3)
During the period, pricing from a third-party pricing source became available that utilized observable inputs for individual instruments. As a result, these instruments were transferred out of Level III and into Level II.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2012:

(In millions)	Balance at April 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements		Transfers Into (Out of) Level III (2)		Ending Balance at June 30, 2012
Investments:
State and municipal obligations	$58.1	$(10.7)	$—	$—	$—	$—		$(27.8)	(3)	$19.6
RMBS	51.2	(0.1)	—	—	—	51.1		—		—
CMBS	24.0	—	—	—	—	24.0		—		—
CDOs	6.4	—	—	—	—	6.4		—		—
Other ABS	3.7	—	5.2	—	—	4.1		—		4.8
Hybrid securities	0.2	—	0.1	—	—	—		(0.3)	(3)	—
Equity securities	2.1	(0.1)	—	—	—	—		—		2.0
Other investments	7.1	0.4	75.0	—	—	6.0		—		76.5
Total Level III Investments	152.8	(10.5)	80.3	—	—	91.6		(28.1)		102.9
NIMS derivative assets	1.7	—	—	—	—	—		—		1.7
Other assets	101.3	5.9	—	—	—	6.5		—		100.7
Total Level III Assets	$255.8	$(4.6)	$80.3	$—	$—	$98.1		$(28.1)		$205.3

Derivative liabilities, net	$187.7	$(33.1)	$—	$—	$—	$13.3		$—		$207.5
VIE debt	255.2	(68.4)	—	—	—	215.8	(4)	—		107.8
Total Level III Liabilities, net	$442.9	$(101.5)	$—	$—	$—	$229.1		$—		$315.3
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

(3)
During the period, pricing from a third-party pricing source became available that utilized observable inputs for individual instruments. As a result, these instruments were transferred out of Level III and into Level II.

(4)	Primarily represents the settlement of our CDO of ABS.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2012:

(In millions)	Balance at January 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements		Transfers Into (Out of) Level III (2)		Ending Balance at June 30, 2012
Investments:
State and municipal obligations	$62.5	$(4.0)	$—	$—	$—	$11.1		$(27.8)	(3)	$19.6
RMBS	45.5	6.1	—	—	—	51.6		—		—
CMBS	35.4	(11.4)	—	—	—	24.0		—		—
CDOs	5.5	0.8	—	—	—	6.3		—		—
Other ABS	2.9	0.8	5.2	—	—	4.1		—		4.8
Hybrid securities	4.8	0.1	0.1	4.9	—	—		(0.1)	(3)	—
Equity securities	0.8	0.5	—	—	—	—		0.7		2.0
Other investments	6.8	1.2	75.0	0.5	—	6.0		—		76.5
Total Level III Investments	164.2	(5.9)	80.3	5.4	—	103.1		(27.2)		102.9
NIMS derivative assets	1.6	—	0.1	—	—	—		—		1.7
Other assets	104.0	9.3	—	—	—	12.6		—		100.7
Total Level III Assets	$269.8	$3.4	$80.4	$5.4	$—	$115.7		$(27.2)		$205.3

Derivative liabilities, net	$110.6	$(105.9)	$—	$—	$—	$9.0		$—		$207.5
VIE debt	228.2	(104.4)	—	—	—	224.8	(4)	—		107.8
Total Level III Liabilities, net	$338.8	$(210.3)	$—	$—	$—	$233.8		$—		$315.3
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

(3)
During the period, pricing from a third-party pricing source became available that utilized observable inputs for individual instruments. As a result, these instruments were transferred out of Level III and into Level II.

(4)	Primarily represents the settlement of our CDO of ABS.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of June 30, 2013:

(In millions)	Fair Value June 30, 2013 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Investments:
State and municipal obligations	$19.4	Discounted cash flow	Discount rate			8.8%
			Expected loss			19.0%
Other investments	77.0	Discounted cash flow	Discount rate			2.5%
Level III Derivative Assets:
Corporate CDOs	6.0	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	1.6%
			Own credit spread (2)	1.7%	-	5.9%
CDOs of CMBS	1.0	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	1.7%	-	5.9%
NIMS derivative assets	1.6	Discounted cash flow	NIMS credit spread			43.7%
			Own credit spread (2)			1.7%
Level III Derivative Liabilities/VIEs:
Corporate CDOs	4.4	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	1.6%
			Own credit spread (2)	1.7%	-	5.9%
CDOs of CMBS	103.3	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	1.7%	-	5.9%
TruPs CDOs	21.8	Discounted cash flow	Principal recovery			72.0%
			Principal recovery (stressed)			62.0%
			Probability of conditional liquidity payment	0.8%	-	10.0%
			Own credit spread (2)	1.7%	-	5.9%
TruPs - related VIE liabilities	64.7	Discounted cash flow	Discount rate			12.3%
Other non-corporate CDOs and derivative transactions	156.4	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	1.7%	-	5.9%
NIMS VIE	11.0	Discounted cash flow	NIMS credit spread			43.7%
			Own credit spread (2)	2.0%	-	9.0%
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
For our CDOs of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating, and then we estimate losses by applying a correlation factor. Because we have exposure to more senior tranches, an increase in this factor generally increases the expected loss for our transactions, and therefore, increases our related liability.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2013, our total Level III assets were approximately 3.8% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	June 30, 2013			December 31, 2012
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$0.4	$0.4	(1)	$0.7	$0.7	(1)
Other invested assets	41.0	45.7	(1)	48.7	57.4	(1)
Liabilities:
Long-term debt	914.0	1,340.2	(1)	663.6	704.8	(1)
Non-derivative financial guaranty liabilities	167.5	257.4	(2)	232.9	308.1	(2)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.

5. VIEs
As of June 30, 2013, we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value. The following relates to our consolidated and unconsolidated VIEs.
Financial Guaranty Insurance Contracts
Our interests in VIEs for which we are not the primary beneficiary are accounted for as insurance, reinsurance or credit derivatives. For insurance and reinsurance contracts, we record reserves for losses and LAE, and for credit derivatives, we record cumulative changes in fair value as a derivative asset or liability.
In continually assessing our involvement with VIEs, we consider certain events such as the VIE’s failure to meet certain contractual conditions, including performance tests and triggers, servicer termination events and events of default, that, should they occur, may provide us with additional control rights over the VIE for a limited number of our transactions. The occurrence of these events would cause us to reassess our initial determination that we are not the primary beneficiary of a VIE. In addition, changes to its governance structure that would allow us to direct the activities of a VIE or our acquisition of additional financial interests in the VIE, would also cause us to reassess our determination that we are not the primary beneficiary of a VIE. Many of our financial guaranty contracts provide us with substantial control rights over the activities of VIEs upon the occurrence of default or other performance triggers described above. Therefore, additional VIEs may be consolidated by us if these events were to occur. Prior to the occurrence of these contingent conditions, another party (typically the collateral manager, servicer or equity holder) involved with the transaction holds the power to manage the VIE’s assets and to impact the economic performance of the VIE, without our ability to control or direct such powers.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

As a result of this transaction, we consolidated the LPV (a VIE) that was formed upon execution. Also as part of this transaction, the LPV entered into a CDS (the “Residual CDS”) with the Counterparty to provide for payments to the Counterparty for future losses relating to the Terminated TruPs Bonds. The LPV Initial Capital, together with investment earnings (collectively, the “LPV Capital”), represent the only funds available to pay the Counterparty for amounts due under the Residual CDS. Radian Asset Assurance has no further obligation for claims related to the Terminated TruPs CDOs. The Residual CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the Residual CDS, Radian Asset Assurance is entitled to these remaining funds.
For GAAP accounting purposes, we evaluated the LPV to determine if we would be considered the primary beneficiary of this VIE. We have the obligation to absorb the majority of the VIE’s losses and the right to receive the majority of any remaining funds through our residual interest agreement. In addition, we have the ability to impact the activities of the VIE in certain limited ways that could impact the economic performance of this VIE. As a result of these obligations and rights, we concluded that we are the primary beneficiary of the VIE. The consolidated assets of the LPV primarily consist of a guaranteed investment contract that is presented within other invested assets, which would be used to settle any obligations of this VIE under the Residual CDS. The Residual CDS represents the liability of the VIE, for which the Counterparty does not have recourse to our general credit for this consolidated liability. The Residual CDS held by the LPV is carried at fair value and we have also elected to carry the investments at fair value.
We also consolidate the assets and liabilities associated with two other financial guaranty structured finance transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Prior to their consolidation, these transactions had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of June 30, 2013 and do not expect to pay any losses.
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

	Consolidated		Unconsolidated
(In thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Balance Sheet:
Other invested assets	$76,959	$78,006	$—	$—
Derivative assets	—	—	897	3,201
Premiums receivable	—	—	2,528	2,859
Other assets	96,125	99,337	—	—
Unearned premiums	—	—	2,209	2,513
Reserve for losses and LAE	—	—	15,004	14,376
Derivative liabilities	64,637	70,467	262,942	175,781
VIE debt—at fair value	95,804	98,983	—	—
Accounts payable and accrued expenses	338	365	—	—

Maximum exposure (1)	115,324	120,939	4,777,930	5,096,718
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

	Consolidated		Unconsolidated
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Statement of Operations:
Premiums earned	$—	$—	$611	$899
Net investment income	888	2,427	—	—
Net loss on investments	(1,935)	(2,863)	—	—
Change in fair value of derivative instruments—gain (loss)	4,539	(2,364)	(87,170)	(114,415)
Net gain (loss) on other financial instruments	2,282	(92,517)	—	—
Provision for losses—increase	—	—	819	5,748
Other operating expenses	995	1,266	—	—

Net Cash Inflow (Outflow)	225	(134,748)	2,742	(71,776)

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

(In thousands)	June 30, 2013	December 31, 2012
Balance Sheet:
Derivative assets	$1,575	$1,585
VIE debt—at fair value	10,963	9,875

Maximum exposure (1)	14,061	14,061
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

	Six Months Ended June 30,
(In thousands)	2013	2012
Statement of Operations:
Net investment income	$114	$282
Change in fair value of derivative instruments—gain	—	7
Net loss on other financial instruments	(1,112)	(2,534)

Net Cash Inflow (Outflow)	100	(4,351)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Investments
Securities within our investment portfolio determined to be “held to maturity” and “available for sale” consisted of the following as of the dates indicated:

	June 30, 2013
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$427	$420	$—	$7
	$427	$420	$—	$7
Fixed-maturities available for sale:
U.S. government and agency securities	$3,450	$3,711	$261	$—
State and municipal obligations	11,738	11,322	24	440
Corporate bonds and notes	6,493	6,383	296	406
Other investments	431	464	33	—
	$22,112	$21,880	$614	$846
Equity securities available for sale (1)	$78,106	$115,978	$37,872	$—
Total debt and equity securities	$100,645	$138,278	$38,486	$853
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($111.5 million fair value) and various preferred and common stocks invested across numerous companies and industries ($4.5 million fair value).

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	June 30, 2013	December 31, 2012
Trading securities:
U.S. government and agency securities	$417,067	$428,519
State and municipal obligations	641,210	669,975
Corporate bonds and notes	1,308,570	1,357,175
RMBS	533,289	663,307
CMBS	300,010	237,294
Other ABS	205,590	254,102
Foreign government securities (1)	—	117,686
Hybrid securities	152,885	211,944
Equity securities	163,466	153,722
Other investments	888	898
Total	$3,722,975	$4,094,622
_______________________

(1)
As of June 30, 2013, there were no foreign government securities in our investment portfolio. We sold our investment in foreign government securities during the first quarter of 2013, as our market view of these investments changed, and their performance did not meet our expectations.

For trading securities held at June 30, 2013 and December 31, 2012, we had net losses during 2013 and net gains during 2012 in the amount of $142.8 million and $29.8 million, respectively.
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” and “held to maturity,” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

June 30, 2013: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	1	$2	$1	2	$5,605	$446	3	$5,607	$447
Corporate bonds and notes	—	—	—	2	2,953	406	2	2,953	406
Total	1	$2	$1	4	$8,558	$852	5	$8,560	$853

December 31, 2012: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	2	$6,004	$49	2	$6,004	$49
Corporate bonds and notes	—	—	—	6	5,329	359	6	5,329	359
RMBS	1	31	2	—	—	—	1	31	2
Total	1	$31	$2	8	$11,333	$408	9	$11,364	$410

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the first six months of 2013 and 2012, there were no credit losses recognized in earnings.
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
We hold securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of June 30, 2013. For all investment categories, the unrealized losses of 12 months or greater duration as of June 30, 2013, were generally caused by interest rate or credit spread movements since the purchase date of such securities. As of June 30, 2013, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. At June 30, 2013, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will have the ability to hold the securities until recovery or maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at June 30, 2013.
The contractual maturities of fixed-maturity investments are as follows:

	June 30, 2013
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$—	$—	$5,223	$5,227
Due after one year through five years (1)	120	120	9,520	9,490
Due after five years through ten years (1)	—	—	692	714
Due after ten years (1)	307	300	6,677	6,449
Total	$427	$420	$22,112	$21,880
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

7. Reinsurance
In our mortgage insurance business, we use reinsurance as a risk management tool to reduce our net RIF in order to help manage Radian Guaranty’s regulatory risk-to-capital ratio. See Note 13 for information regarding statutory capital requirements for our insurance subsidiaries. We have primarily used reinsurance in our financial guaranty business to the extent necessary in specific transactions to comply with applicable single risk limits. However, in January 2012, as part of a transaction with one of our primary insurers (discussed below), we ceded $1.8 billion of financial guaranty’s direct public finance risk as a means to reduce our net par outstanding. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums on risk that we have ceded of $75.8 million and $64.5 million at June 30, 2013 and December 31, 2012, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The effect of assumed or ceded reinsurance in our mortgage insurance and financial guaranty businesses on net premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net premiums written-insurance:
Direct	$269,827	$214,349	$515,294	$418,102
Assumed	(206)	(1,028)	(10,603)	(88,516)
Ceded	(18,392)	(31,389)	(46,277)	(69,976)
Net premiums written-insurance	$251,229	$181,932	$458,414	$259,610
Net premiums earned-insurance:
Direct	$224,585	$196,012	$432,525	$388,028
Assumed	6,419	1,704	8,630	(8,981)
Ceded	(17,880)	(10,937)	(35,443)	(24,903)
Net premiums earned-insurance	$213,124	$186,779	$405,712	$354,144
In January 2013, we commuted $822.2 million of financial guaranty net par outstanding, which included substantially all of our exposure to general obligation bonds issued by the City of Detroit, as a part of the FGIC Commutation. This transaction reduced our net premiums written by $12.6 million and reduced our net premiums earned by $2.5 million. In January 2012, Radian Asset Assurance entered into a transaction with subsidiaries of Assured Guaranty Ltd. (collectively “Assured”) that included the commutation of $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance had reinsured from Assured, and the cession of $1.8 billion of direct public finance business to Assured. This transaction reduced our net premiums written by $119.8 million and reduced our net premiums earned by $22.2 million.
During the second quarter of 2012, Radian Guaranty entered into a quota share reinsurance agreement with a third-party reinsurance provider (the “Initial Quota Share Reinsurance Transaction”). Through the Initial Quota Share Reinsurance Transaction, Radian Guaranty agreed to cede to the third party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011. As of June 30, 2013, RIF ceded under the Initial Quota Share Reinsurance Transaction was $1.4 billion. Radian Guaranty has the ability, at its option, to recapture two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer.
The following table shows the amounts related to the Initial Quota Share Reinsurance Transaction as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Ceded premiums written	$5,900	$25,477	$12,022	$25,477
Ceded premiums earned	7,662	3,098	15,495	3,098
Ceding commissions written	1,475	6,369	3,005	6,369

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider entered into a second quota share reinsurance agreement (the “Second Quota Share Reinsurance Transaction”). The limitation on ceded risk was $750 million initially and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion. As of June 30, 2013, RIF ceded under the Second Quota Share Reinsurance Transaction was $1.0 billion. The agreed upon terms also provide that, effective as of December 31, 2015, Radian Guaranty will have the ability, at its option (the “Commutation Option”), to recapture one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. Pursuant to the original terms of the Second Quota Share Reinsurance Transaction:

(i)
Radian Guaranty agreed to cede to the reinsurer 20% of all premiums and losses incurred with respect to conventional GSE loans and will initially receive a 35% ceding commission; provided, that if we do not exercise our Commutation Option, the ceding commission will be reduced to 30% for the portion of the ceded RIF that was subject to the Commutation Option; and

(ii)
Radian Guaranty has the ability to cede 100% of all premiums and losses incurred with respect to non-conventional portfolio loans and will receive a 25% ceding commission. We have not ceded any risk on non-conventional loans.

Effective April 1, 2013, Radian Guaranty amended the original terms of the transaction to reduce the percentage of all premiums and losses incurred on new business that will be ceded to the reinsurer under this reinsurance agreement on a prospective basis from 20% to 5% with respect to NIW on conventional GSE loans.
The following table shows the amounts related to the Second Quota Share Reinsurance Transaction as of the periods indicated:

(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Ceded premiums written	$7,580	$24,020
Ceded premiums earned	4,283	7,121
Ceding commissions written	2,653	8,407

8. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	June 30, 2013	December 31, 2012
Mortgage insurance reserves	$2,690,861	$3,083,608
Financial guaranty reserves	25,629	66,328
Total reserve for losses and LAE	$2,716,490	$3,149,936

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents information relating to our mortgage insurance reserves for losses, including our estimate of defaults incurred but not reported (“IBNR”), and LAE as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Mortgage Insurance
Balance at beginning of period	$2,894,500	$3,230,938	$3,083,608	$3,247,900
Less reinsurance recoverables (1)	72,101	118,071	83,238	151,569
Balance at beginning of period, net of reinsurance recoverables	2,822,399	3,112,867	3,000,370	3,096,331
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	154,606	218,929	337,140	437,274
Prior years	(18,196)	(10,851)	(68,774)	5,533
Total incurred	136,410	208,078	268,366	442,807
Deduct paid claims and LAE related to:
Current year (2)	149	273	149	273
Prior years	326,226	263,174	636,153	481,367
Total paid	326,375	263,447	636,302	481,640
Balance at end of period, net of reinsurance recoverables	2,632,434	3,057,498	2,632,434	3,057,498
Add reinsurance recoverables (1)	58,427	97,845	58,427	97,845
Balance at end of period	$2,690,861	$3,155,343	$2,690,861	$3,155,343
_________________________

(1)	Related to ceded losses on captive reinsurance transactions, capital markets reinsurance transactions (“Smart Home”) and quota share reinsurance transactions.

(2)
Related to underlying defaulted loans with a most recent date of default notice in the year indicated. For example, if a loan had defaulted in a prior year, but then subsequently cured and later re-defaulted in the current year, that default would be considered a current year default.

The ultimate amount and timing of future losses will depend, in part, on general economic conditions and other factors, including the status of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and any changes in the assumptions used to determine our loss reserves on new or existing defaults.
Our mortgage insurance loss reserves declined in the second quarter of 2013, primarily as a result of a decrease in our total inventory of defaults, as the volume of paid claims, defaulted loans that cured (“cures”), and net insurance rescissions and claim denials outpaced new default notices received during the quarter. Additionally, we experienced favorable reserve development on prior year defaults, as discussed below. Total paid claims increased for the three and six months ended June 30, 2013 from the comparable periods in 2012, mainly as a result of an improvement in the efficiency of our claim review process. In prior periods, our process for reviewing claims received for non-compliance with our insurance policies lengthened the claim resolution period. Delays created by foreclosure slowdowns, servicer issues, and loan modification programs also had lengthened the claim resolution period in prior periods. We cannot be certain of the ultimate impact of these factors on our business or results of operations, or the timing of this impact.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For the three and six months ended June 30, 2013, reserves established for new default notices reported in the current year were the primary driver of our incurred losses. Favorable reserve development on default notices reported in prior years partially mitigated the impact from new defaults, as the benefit to prior year defaults from higher claim curtailments, insurance rescissions and claim denials, and cures was more than previously estimated. In addition, the prior year development for the three and six months ended June 30, 2013, includes a benefit of approximately $8 million related to a correction to our previous reserve estimates for certain pool policies to segregate our maximum loss limits, which previously had been aggregated.
For the three and six months ended June 30, 2012, reserves established for new default notices were the primary driver of total incurred losses. In addition, our results for the six months ended June 30, 2012 were impacted by a $39.6 million decrease in our estimated reinsurance recoverable from our Smart Home transactions. This decrease was a result of trends in lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur by the scheduled maturity dates of our Smart Home transactions.
In recent years, our primary defaulted inventory experienced an increase in its weighted average age, as measured by the number of monthly payments missed. Because we apply higher estimated “default to claim rates” (rate at which defaulted loans are expected to result in claim) on our more aged delinquent loans, this has resulted in a higher reserve per default. In addition, our estimated rates of insurance rescissions and claim denials have declined in recent periods. Our aggregate weighted average net default to claim rate assumption for our primary loans, which is net of estimated denials, rescissions and reinstatements, used in estimating our reserve for losses was approximately 51% at June 30, 2013, compared to 49% at December 31, 2012. As of June 30, 2013, our aggregate weighted average default to claim rate estimate on our primary loans, net of denials, rescissions and reinstatements and excluding pending claims, was 42%, and ranged from 22% for insured loans that had missed two to three monthly payments to 49% for such loans that had missed 12 or more monthly payments.
Our reserve for losses also includes the impact of our estimate of future rescissions and denials, which remain elevated compared to levels experienced before 2009. The elevated levels of our rate of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. Our estimate of net future rescissions and denials reduced our loss reserves as of June 30, 2013 and December 31, 2012 by approximately $334 million and $455 million, respectively. Conversely, our estimate of future reinstatements of previously rescinded policies and denied claims increased our loss reserves as of June 30, 2013 and December 31, 2012 by approximately $298 million and $303 million, respectively, as further described below. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate and our estimated claim severity, among other assumptions. Although we expect the amount of estimated rescissions and denials embedded within our reserve for losses to remain elevated as compared to levels before 2009, we expect them to continue to decrease over time, as the defaults related to our legacy portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have a material adverse effect on our paid losses and loss reserves.
Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. Our IBNR reserve estimate was $316 million and $323 million at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, our IBNR reserve estimate of $316 million includes our estimate of future reinstatements of previously denied claims and rescinded policies of $224 million and $74 million, respectively. These reserves relate to $455 million of claims that were denied within the preceding 12 months and $629 million of policies that were rescinded within the preceding 24 months, as well as additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of discussion with certain of our lender and servicer customers.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previously rescinded policies or denied claims within each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Rescissions	$19.6	$64.7	$34.9	$117.4
Denials	100.0	192.7	127.2	405.1
Total first-lien claims submitted for payment that were rescinded or denied (1)	$119.6	$257.4	$162.1	$522.5
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Generally, we estimate our claim liability related to the potential future reinstatement of previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month time frame. As of June 30, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials and the estimated impact of future claim curtailments on reinstated denials and rescissions. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our condensed consolidated balance sheets, was $34 million and $48 million as of June 30, 2013 and December 31, 2012, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Rescission and denial rates since 2011 have been affected by an increase in the number of claims received that we are reviewing for potential violations of our insurance policies. The following table shows the cumulative rescission/denial rates in our total first-lien portfolio, net of both actual and expected reinstatements, as of June 30, 2013, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q4 2010	17.5%	100%
Q1 2011	21.0%	100%
Q2 2011	26.1%	99%
Q3 2011	31.8%	99%
Q4 2011	27.9%	98%
Q1 2012	24.1%	97%
Q2 2012	19.8%	91%
Q3 2012	17.2%	80%
Q4 2012	15.3%	62%
______________________

(1)
The cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims (excluding certain potential reinstatements we are in the process of discussing with servicers). These amounts represent the cumulative rates for each quarter as of June 30, 2013. As discussed in footnote (2) below, these rates remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter are projections and remain subject to change.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned. For the first and second quarters of 2013, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful.

We considered the sensitivity of first-lien loss reserve estimates at June 30, 2013 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at June 30, 2013), we estimated that our loss reserves would change by approximately $76 million at June 30, 2013. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at June 30, 2013), we estimated that our loss reserves would change by approximately $4 million at June 30, 2013. For every one percentage point change in our net overall default to claim rate (which we estimate to be approximately 48% at June 30, 2013), we estimated a $47 million change in our loss reserves at June 30, 2013.
Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss, including the impact of future reinstatements of previously rescinded policies and denied claims. The models, assumptions and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty, such as we experienced during the past several years. Our reserves could be impacted in the future if the U.S. economy fails to fully recover from the most recent recession and prolonged economic downturn, including if high unemployment rates continue, or if there is uncertainty in the housing, municipal, foreign sovereign and related credit markets, which could increase our mortgage insurance or financial guaranty losses beyond our existing expectations. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
See Note 9 for information regarding our financial guaranty net claim liabilities.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

9. Financial Guaranty Insurance Contracts
The following table includes information as of June 30, 2013 regarding our financial guaranty claim liabilities on non-derivative transactions, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in thousands)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	7	109	74	84	274
Remaining weighted-average contract period (in years)	22	18	20	18	19
Insured contractual payments outstanding:
Principal	$1,832	$765,880	$655,340	$120,564	$1,543,616
Interest	174	406,064	348,958	32,702	787,898
Total	$2,006	$1,171,944	$1,004,298	$153,266	$2,331,514
Gross claim liability	$1	$21,782	$232,253	$40,484	$294,520
Less:
Gross potential recoveries	—	7,145	261,755	62,031	330,931
Discount, net	—	517	(77,874)	3,069	(74,288)
Net claim liability/(asset) (prior to reduction for unearned premium)	$1	$14,120	$48,372	$(24,616)	$37,877
Unearned premium revenue	$6	$16,011	$11,537	$—	$27,554
Net claim liability/(asset) reported in the balance sheet	$—	$6,917	$41,310	$(24,616)	$23,611
Reinsurance recoverables	$—	$—	$—	$—	$—
A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash inflows and outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present values of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis were $27.3 million and $29.6 million, respectively, as of June 30, 2013, and $28.9 million and $33.6 million, respectively, as of December 31, 2012.
The accretion of these balances is included in either premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. The accretion included in premiums earned for the three months ended June 30, 2013 and 2012 was $0.2 million and $0.3 million, respectively, and for the six months ended June 30, 2013 and 2012 was $0.5 million and $0.6 million, respectively. There was an immaterial amount of accretion recorded in policy acquisition costs for the three and six months ended June 30, 2013 and 2012.
The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of June 30, 2013, was $34.2 million and is expected to decrease over time as the portfolio runs off. The activity related to the net present value of premiums receivable during the three and six months ended June 30, 2013 and 2012 was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.5% at June 30, 2013.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Premiums earned were affected by the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Refundings	$10,288	$10,483	$15,041	$18,707
Recaptures/commutations	—	—	(2,447)	(16,269)
Unearned premium acceleration upon establishment of case reserves	4	—	69	—
Reinsurance agreements	—	—	—	(5,995)
Foreign exchange revaluation, gross of commissions	(319)	(981)	(1,087)	(769)
Adjustments to installment premiums, gross of commissions	(10)	23	2,682	117
Total adjustment to premiums earned	$9,963	$9,525	$14,258	$(4,209)
The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments (“refundings”) of any financial guaranty obligations, as of June 30, 2013:

(In thousands)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Third Quarter 2013	$205,911	$6,516	$215	$6,731
Fourth Quarter 2013	197,350	8,561	212	8,773
2013	197,350	15,077	427	15,504
2014	173,422	23,928	802	24,730
2015	156,491	16,931	734	17,665
2016	142,027	14,464	690	15,154
2017	128,607	13,420	630	14,050
2013-2017	128,607	83,820	3,283	87,103
2018-2022	73,227	55,379	2,397	57,776
2023-2027	36,298	36,929	1,485	38,414
2028-2032	15,236	21,062	914	21,976
After 2032	—	15,236	1,057	16,293
Total	$—	$212,426	$9,136	$221,562

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the significant components of changes in our financial guaranty claim liability for the three and six months ended June 30, 2013 and 2012, excluding reserves related to our trade credit reinsurance and surety business of $2.0 million and $2.3 million at June 30, 2013 and June 30, 2012, respectively, which are excluded from the accounting standard regarding accounting for financial guaranty insurance contracts by insurance enterprises.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Claim liability at beginning of period	$22,469	$83,049	$64,291	$60,550
Incurred losses and LAE:
(Decrease) increase in gross claim liability	(36,381)	(25,413)	(27,991)	161,698
Decrease (increase) in gross potential recoveries	30,389	109,883	26,443	(191,715)
Decrease (increase) in discount	9,688	(80,434)	6,133	66,145
Decrease (increase) in unearned premiums	84	(1,204)	(713)	(1,908)
Incurred losses and LAE	3,780	2,832	3,872	34,220
Deduct paid losses and LAE:
Current years	34	334	33	334
Prior years	2,604	(7,098)	44,519	1,791
Paid losses and LAE:	2,638	(6,764)	44,552	2,125
Claim liability at end of period	$23,611	$92,645	$23,611	$92,645
Components of incurred losses and LAE:
Claim liability established in current period	$279	$51	$383	$51
Changes in existing claim liabilities	3,501	2,781	3,489	34,169
Total incurred losses and LAE	$3,780	$2,832	$3,872	$34,220
Components of (increase) decrease in discount:
(Increase) decrease in discount related to net claim liabilities established in current period	$(37)	$(84,929)	$(165)	$65,682
Decrease in discount related to existing net claim liabilities	9,725	4,495	6,298	463
Total decrease (increase) in discount	$9,688	$(80,434)	$6,133	$66,145

Paid losses during the first six months of 2013 include the impact of the FGIC Commutation.
In the first six months of 2012, we significantly increased our estimated gross claim liability associated with a project finance credit with net par outstanding of $69 million at June 30, 2012, based primarily on refinancing risk upon the maturity or scheduled principal amortization of the insured obligations beginning in 2017. Revenues for the project serve as collateral for our insured risk, and we have also projected a full recovery of the gross claim over time, which resulted in both an increase in our potential recovery and discount amounts.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows as of the dates indicated:

June 30, 2013	2.29%
December 31, 2012	2.00%
June 30, 2012	1.95%
December 31, 2011	2.80%

10. Long-Term Debt
The carrying value of our long-term debt at June 30, 2013 and December 31, 2012 was as follows:

(In thousands)		June 30, 2013	December 31, 2012
5.625%	Senior Notes due 2013	$—	$79,449
5.375%	Senior Notes due 2015	54,476	249,868
3.000%	Convertible Senior Notes due 2017 (1)	343,792	334,254
9.000%	Senior Notes due 2017	191,148	—
2.250%	Convertible Senior Notes due 2019 (2)	324,536	—
	Total long-term debt	$913,952	$663,571
______________________

(1)	The principal amount of these notes is $450 million.

(2)	The principal amount of these notes is $400 million.
During the first six months of 2013, we exchanged $195.5 million of our 5.375% Senior Notes due June 2015 (the “Old Notes”) for a new series of 9.000% Senior Notes due June 2017 (the “New Notes”) for purposes of improving our debt maturity profile. These transactions, which are accounted for as extinguishments of debt, resulted in a loss of $4.0 million, primarily as a result of the requirement to record the New Notes at fair value. Both the Old Notes and the New Notes have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates, and the modification of covenants. Additionally, the indentures governing the Old Notes and New Notes include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the respective indentures for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

(In thousands)	June 30, 2013
Liability component:
Principal	$400,000
Less: debt discount, net (1)	(75,464)
Net carrying amount	$324,536

Equity component (net of tax impact) (2) (3)	$77,026
______________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Included within additional paid-in capital, net of related issuance costs.

(3)	A full valuation allowance has been recorded against the deferred income tax impact.
The following table sets forth total interest expense recognized related to the convertible notes for the periods indicated:

(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Contractual interest expense	$2,250	$2,925
Amortization of debt issuance costs	308	400
Amortization of debt discount	2,758	3,577
Total interest expense	$5,316	$6,902

Effective interest rate of the liability component	6.25%	6.25%
If we fail to comply with applicable debt covenants, it could result in a default under our long-term debt and accelerate our obligation to repay our outstanding debt. Regulatory action that results in the appointment of a receiver for one or more of our significant insurance subsidiaries could constitute an event of default under our long-term debt.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Accumulated Other Comprehensive Income
The following table shows the rollforward of accumulated other comprehensive income for the periods indicated:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Balance at beginning of period	$36,323	$12,783	$23,540	$24,904	$8,809	$16,095
Other comprehensive income:
Unrealized gains on investments:
Unrealized holding gains arising during the period	2,277	797	1,480	13,763	4,817	8,946
Less: Reclassification adjustment for net gains included in net loss (1)	1,150	596	554	1,217	642	575
Net unrealized gains on investments	1,127	201	926	12,546	4,175	8,371
Other comprehensive income	1,127	201	926	12,546	4,175	8,371
Balance at end of period	$37,450	$12,984	$24,466	$37,450	$12,984	$24,466

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Balance at beginning of period	$23,737	$4,733	$19,004	$12,039	$639	$11,400
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	(12)	(4)	(8)	(12)	(4)	(8)
Less: Reclassification adjustment	—	—	—	—	—	—
Net foreign currency translation adjustments	(12)	(4)	(8)	(12)	(4)	(8)
Unrealized (losses) gains on investments:
Unrealized holding (losses) gains arising during the period	(2,183)	(764)	(1,419)	24,300	8,505	15,795
Less: Reclassification adjustment for net (losses) gains included in net loss (1)	(1,140)	(399)	(741)	13,645	4,776	8,869
Net unrealized (losses) gains on investments	(1,043)	(365)	(678)	10,655	3,729	6,926
Other comprehensive (loss) income	(1,055)	(369)	(686)	10,643	3,725	6,918
Balance at end of period	$22,682	$4,364	$18,318	$22,682	$4,364	$18,318
______________________

(1)	Included in net (losses) gains on investments on our condensed consolidated statements of operations.

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
For federal income tax purposes, we had approximately $1.9 billion of NOL carryforwards as of June 30, 2013. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032. To protect our ability to utilize our NOLs and other tax assets from an “ownership change” under U.S. federal income tax rules, we adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.
As of June 30, 2013 and December 31, 2012, before consideration of our valuation allowance, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $1,050.7 million and $989.7 million, respectively.
We are required to establish a valuation allowance against our DTA when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date we assess our need for a valuation allowance, and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years, and the continued uncertainty around our future results. We also considered several sources of positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods, and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
A valuation allowance of approximately $1,032.8 million and $989.7 million was recorded against our net DTA of approximately $1,050.7 million and $989.7 million at June 30, 2013 and December 31, 2012, respectively. The remaining DTA of approximately $17.9 million at June 30, 2013 represents our NOL carryback, which we may be able to utilize as part of a compromised settlement against the adjustments proposed by the Internal Revenue Service (“IRS”) relating to tax years 2000 through 2007, as discussed in more detail below.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We have made several attempts to reach a compromised settlement with Appeals, but in January 2013, we were notified that Appeals had rejected our latest settlement offer and plans to issue a formal notice of deficiency. Upon receipt of the notice of deficiency, we will have 90 days to either pay the assessed tax liabilities, penalties and interest (the “deficiency amount”) in full or petition the U.S. Tax Court to litigate the deficiency amount. If we choose to pay the deficiency amount, we could pursue a full refund of such amount through litigation in either U.S. District Court or the U.S. Court of Federal Claims. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached. After discussions with outside counsel about the issues raised in the examination, we believe that an adequate provision for income taxes has been made for the potential liabilities that may result from this matter. However, if the ultimate resolution of this matter produces a result that differs materially from our current expectations, there could be a material impact on our effective tax rate, results of operations and cash flows.

13. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of June 30, 2013, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported had NAIC statutory accounting practices been followed.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF, or “risk-to-capital” as described below. Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States, the Statutory RBC Requirement is that a mortgage insurer must maintain a minimum policyholder position, which is based on both risk and surplus levels (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. During the six months ended June 30, 2013, the RBC States accounted for approximately 55.2% of Radian Guaranty’s total primary NIW.
We actively manage Radian Guaranty’s statutory capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. At June 30, 2013, Radian Group had unrestricted cash and liquid investments of $918.6 million . Approximately $102.6 million (of which approximately $14.3 million relates to payments we expect to make in 2013) of future expected corporate expenses and interest payments have been accrued for and paid by certain subsidiaries to Radian Group as of June 30, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of June 30, 2013 include these amounts. Net of these advances, our available holding company liquidity is $816.0 million. We expect to use a portion of our remaining available liquidity to further support Radian Guaranty’s capital position, including to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future. In addition, while our other mortgage insurance subsidiaries are not subject to Statutory RBC Requirements, these subsidiaries, which provide reinsurance to Radian Guaranty but do not write direct business of their own, are subject to certain minimum capital and statutory surplus requirements. All of these subsidiaries were in compliance with their respective capital and statutory surplus requirements as of June 30, 2013. Some of these subsidiaries may require additional capital contributions in the future to maintain minimum capital levels in order for Radian Guaranty to continue to receive appropriate statutory credit and thus continue to utilize reinsurance arrangements with these subsidiaries.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Guaranty’s statutory net loss and statutory policyholders’ surplus as of or for the periods indicated were as follows:

(In millions)	As of and for the Six Months Ended June 30, 2013	As of and for the Year Ended December 31, 2012
Statutory net income (loss)	$0.9	$(175.9)
Statutory surplus	1,135.9	926.0
Contingency reserve	19.7	—
The components of Radian Guaranty’s risk-to-capital calculation appear in the table below. For purposes of the risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory-basis capital and surplus) plus statutory contingency reserves.

	June 30, 2013		December 31, 2012
($ in millions)
RIF, net (1)	$22,741.9		$19,226.7

Statutory surplus	$1,135.9		$926.0
Statutory contingency reserve	19.7		—
Statutory capital	$1,155.6		$926.0

Risk-to-capital	19.7	:1	20.8	:1
______________________

(1)	RIF, net excludes risk ceded through reinsurance contracts and RIF on defaulted loans.
We intend to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future, including, as necessary, by making contributions to Radian Guaranty from Radian Group’s available liquidity. Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of June 30, 2013.
The improvement in Radian Guaranty’s risk-to-capital ratio in the first six months of 2013 was primarily due to a capital contribution from Radian Group to Radian Guaranty of $115 million, the release of contingency reserves at Radian Asset Assurance, and the impact of the quota share reinsurance transactions entered into in 2012. This benefit was partially offset by an increase in net RIF at Radian Guaranty.
Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) one or more statutory reserves on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty would also be negatively impacted. We establish statutory financial guaranty reserves at the time of default, whereas for GAAP reporting purposes, loss reserves are established when estimated losses exceed unearned premiums, regardless of whether a default has occurred. Any decrease in the statutory policyholders’ surplus in our financial guaranty business would have a direct negative impact on Radian Guaranty’s capital position and may affect its ability to remain in compliance with the Statutory RBC Requirements. In addition, any decrease in the amount of capital credit that Radian Guaranty otherwise receives for capital attributable to Radian Asset Assurance could have a negative impact on Radian Guaranty’s capital adequacy for purposes of GSE eligibility.
As of June 30, 2013, Radian Asset Assurance maintained claims paying resources of $1.6 billion (which included statutory policyholders’ surplus, contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves). As of June 30, 2013, the statutory policyholders’ surplus of Radian Asset Assurance was approximately $1.2 billion. In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $40 million to Radian Guaranty in July 2014.

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
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. The state insurance regulatory requirements include risk-to-capital ratios, risk-based capital measures, and surplus requirements that potentially limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs’ current eligibility requirements for Radian Guaranty to maintain its status as an eligible mortgage insurer include financial strength ratings requirements (with respect to which we are currently operating under remediation plans) and also impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial and capital requirements that generally have mirrored state insurance regulatory requirements. The GSEs currently are considering revisions to the GSEs’ standard mortgage insurer eligibility requirements. Among other changes, the new GSE eligibility requirements may include new capital standards for private mortgage insurers that could impose more onerous capital requirements than are currently in effect, including potentially: (i) a risk-to-capital ratio below (a) the current 25 to 1 requirement that is statutorily imposed in most of the RBC states and (b) the 20 to 1 risk-to-capital ratio that we currently expect to maintain for Radian Guaranty; (ii) higher capital requirements for loans insured prior to 2009; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to Radian Asset Assurance). While it remains unclear what form the new eligibility requirements may take or the potential implementation period that may be allowed, we expect the GSEs to release the new eligibility requirements by the end of 2013 and for them to become effective following an implementation period.
The GSEs and our state insurance regulators possess significant discretion with respect to our insurance subsidiaries. If Radian Guaranty’s regulatory risk-based capital position fails to comply with applicable state statutory or regulatory risk-based capital requirements, or if Radian Guaranty is unable to satisfy the GSEs’ eligibility requirements: (i) insurance regulators or the GSEs may limit or cause Radian Guaranty to cease writing new mortgage insurance; (ii) the GSEs may terminate or otherwise restrict Radian Guaranty’s eligibility to insure loans purchased by the GSEs; (iii) Radian Guaranty’s customers may decide not to insure loans with Radian Guaranty or may otherwise limit the type or amount of business done with Radian Guaranty; and (iv) state or federal regulators could pursue regulatory actions or proceedings, including possible supervision or receivership actions against us in the future. Our failure to maintain adequate levels of capital could also lead to intervention by the various insurance regulatory authorities, which could materially and adversely affect our business, business prospects and financial condition. As of June 30, 2013, the amount of restricted net assets held by our consolidated subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $1.1 billion of our consolidated net assets.

14. Selected Financial Information of Registrant—Radian Group

(In thousands)	June 30, 2013	December 31, 2012
Investment in subsidiaries, at equity in net assets	$1,161,878	$1,234,229
Total assets	2,017,981	1,550,619
Long-term debt	913,952	663,571
Total liabilities	1,115,115	814,294
Total stockholders’ equity	902,866	736,325
Total liabilities and stockholders’ equity	2,017,981	1,550,619

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
On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the U.S. District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI alleges that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the alleged error. We believe that approximately 680 loans, which relate to approximately $20 million of RIF, were affected by this alleged error. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian also filed, and the court subsequently dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution. We expect that we will ultimately resolve this legal matter through a combination of the reinstatement of certain performing loans and payment of an amount to the plaintiff that is not expected to have a material impact on our liquidity, results of operations or financial condition.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximate 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith.  On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. Quicken has filed a response to Radian Guaranty’s motion to dismiss, and on January 11, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Settlement Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. On October 4, 2012, Radian Guaranty filed a motion to dismiss on a number of grounds, and on May 7, 2013, the court granted the motion and dismissed the plaintiffs’ claims with prejudice. The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations. On June 5, 2013, plaintiffs appealed these rulings to the United States Court of Appeals for the Ninth Circuit.
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. On June 20, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on July 5, 2013. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on July 22, 2013.

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On January 4, 2013, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. The court denied that motion on April 11, 2013, and ordered a brief period of discovery limited to the statute of limitations issue. The discovery period was scheduled to end on June 14, 2013; however, on May 31, 2013, the plaintiffs voluntarily dismissed Radian Guaranty from the lawsuit because it did not insure any of their loans.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint.

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On January 28, 2013, plaintiffs filed an amended complaint. On March 28, 2013, Radian Guaranty filed a motion to dismiss plaintiffs’ claims as barred by the statute of limitations. On June 27, 2013, the court denied that motion and ordered a brief period of discovery limited to the statute of limitations issue. The discovery period is scheduled to end on September 13, 2013.

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
In addition to the litigation discussed above, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and management believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of December 31, 2012, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $750 million.
We are also currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by Commonwealth Mortgage Assurance Company of Texas, one of our wholly-owned subsidiaries. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. We appealed the proposed adjustments and reached a tentative settlement agreement with Appeals. Upon subsequent review and consideration, however, Appeals informed us that it was no longer willing to settle on the originally proposed terms. After several attempts to reach a compromised settlement, we were notified in January 2013 that Appeals rejected our latest offer and plans to issue a formal notice of deficiency. Upon receipt of the notice, we will have 90 days to pay the assessed tax liabilities, penalties and interest (“deficiency amount”) or petition the U.S. Tax Court to litigate the matter. If we choose to pay the deficiency amount, we could pursue a full refund of such amount through litigation in either U.S. District Court or the U.S. Court of Federal Claims. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS may ultimately be reached. See Note 12 for additional information.
Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender and servicer customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with customers regarding rescissions and claim denials, which if not resolved, could result in arbitration or additional judicial proceedings. The assumptions embedded in our estimated default to claim rate on our in-force defaulted inventory includes an adjustment to our estimated rescission and denial rate, to account for the fact that we expect a certain number of policies for which an initial intent to rescind letter has been sent to our lender and servicer customers to remain in-force and ultimately to be paid, as a result of valid challenges by such policy holders during the limited period specified in such letters. See Note 8 for further information.

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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $144.9 million of remaining credit exposure as of June 30, 2013.
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
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $7.5 million at June 30, 2013, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. We limit the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for compliance with secondary market compliance and for potential mortgage insurance. In the first six months of 2013, we paid losses related to contract underwriting remedies of approximately $0.9 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In the first six months of 2013, our provision for contract underwriting expenses was approximately $0.9 million and our reserve for contract underwriting obligations at June 30, 2013 was $3.7 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $13.3 million, of which $4.2 million of unearned retention expense has not been recorded as of June 30, 2013. The remaining cost for these agreements is expected to be recorded by the end of 2015.

16. Capital Stock
In March 2013, we sold 39.1 million shares of our common stock at a public offering price of $8.00 per share. We received net proceeds of approximately $299.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, (the “2012 Form 10-K”) for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Overview
We are a credit enhancement company with a primary strategic focus on domestic, first-lien residential mortgage insurance (“first-lien”). We have two business segments—mortgage insurance and financial guaranty. Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions. We conduct our mortgage insurance business primarily through Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary. Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks, and credit protection on various asset classes through financial guarantees and credit default swaps (“CDS”). While we discontinued writing new financial guaranty business in 2008, we continue to provide financial guaranty insurance on our existing portfolio of public finance and structured finance credits. In addition, our principal financial guaranty subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), is a wholly-owned subsidiary of Radian Guaranty, and therefore, our financial guaranty business serves as a source of capital support for our mortgage insurance business.
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for each of our businesses. This negative operating environment was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio, together with business written prior to 2005, as our “legacy portfolio”).
In recent years, the operating environment for our businesses has shown signs of improvement. Although the United States (“U.S.”) economy and housing market remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a broader recovery in the U.S. economy, including importantly, some reduction in unemployment rates. As a consequence of these and other factors, we have experienced improvement in our results of operations, including a 19% decline in new primary mortgage insurance defaults in the six months ended June 30, 2013, compared to the number of new defaults in the first six months of 2012.

Our business strategy primarily is focused on: (1) growing our mortgage insurance business by writing new insurance on high-quality mortgages in the U.S.; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce our legacy mortgage insurance and financial guaranty exposures; and (4) continuing to effectively manage our capital and liquidity positions. Although uncertainty remains with respect to the ultimate losses we will experience in our legacy portfolio, as we continue to write a significant volume of new insurance on high-quality mortgages, our legacy portfolio has become a smaller percentage of our total portfolio, and we expect this to continue. Our legacy portfolio now represents less than 50% of our total primary mortgage insurance risk in force (“RIF”). In light of this important compositional change in our mortgage insurance portfolio and assuming that improving macroeconomic trends continue, we believe we are positioned to return to long-term profitability. Although significant uncertainty remains, based on our projections, which exclude the effect that changes in our stock price have on our compensation expense (see “—Key Factors Affecting Our Results—Mortgage Insurance—Other Operating Expenses”) as well as the impact of unrealized gains or losses in our investment portfolio, we expect a return to a marginal level of profitability for our mortgage insurance segment in 2013. For more information, see “Results of Operations—Mortgage Insurance” and “Results of Operations—Financial Guaranty.”
Our businesses also are significantly impacted by, and our future success may be affected by, legislative and regulatory developments impacting the housing finance industry. Freddie Mac and Fannie Mae (referred to collectively as “Government Sponsored Enterprises” or “GSEs”) are the primary beneficiaries of the majority of our mortgage insurance policies and the Federal Housing Administration (“FHA”) remains our primary competitor outside of the private mortgage insurance industry. Federal and state efforts to support homeowners and the housing market, including through the enhanced Homeowner Affordable Refinance Program (“HARP 2”), have had a positive impact on our business in recent periods. Various regulatory agencies have produced, and are now in the process of developing additional, new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that are expected to have a significant impact on the housing finance industry, and proposals have been introduced in the U.S. Congress and by the Obama Administration for reforms of the housing finance market, including the future roles that the FHA and the GSEs will play in such market.
Key Factors Affecting Our Results
Mortgage Insurance

•
Premiums. Premiums on our mortgage insurance products are paid either on a monthly installment basis (“monthly premium”), in a single payment at origination (“single premium”), as a combination of up-front premium at origination plus a monthly renewal, or in some cases, as an annual or multi-year premium. An increase or decrease in insurance in force (“IIF”) will generally have a corresponding impact on premiums earned. Premiums earned are also affected by premium rates that are based on a number of borrower, loan and property characteristics.

New insurance written (“NIW”) increases our IIF and premiums written and earned. Cancellations of our insurance policies and other reductions of IIF, such as rescissions of coverage and claims paid, reduce IIF, and generally have a negative effect on premiums earned. When single premium policies are cancelled by the insured because the loan has been paid off or otherwise, we accelerate the recognition of any remaining unearned premiums. The measure for assessing the impact of policy cancellations on our IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any 12-month period. Insurance premiums on our monthly premium insurance policies are paid and earned over time; therefore higher persistency rates on monthly premium insurance policies enable us to earn more premiums and recover more of our policy acquisition costs, and generally result in increased profitability. For single premium policies, however, assuming all other factors remain constant, profitability increases when persistency rates are lower. Rescissions, which are discussed in further detail below, result in a full refund of the inception-to-date premiums received, and therefore, premiums earned are affected by any changes in our accrual for estimated rescission refunds. Additionally, premiums ceded to third party reinsurance counterparties decrease premiums written and earned.

•
NIW. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as interest rates and housing prices, as well as credit availability. The percentage of private mortgage insurance penetration mainly is influenced by the competition from FHA insurance and the relative percentage of originations that are for purchased homes versus refinances. Typically, private mortgage insurance penetration is significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages as a result of higher average loan-to-value ratios (“LTVs”) on new home purchases. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in the private mortgage insurance market and our ability to maintain or grow existing levels of new mortgage originations from our current customers or to gain new customers.

•
Losses. Incurred losses represent the estimated claim payments on newly defaulted insured loans as well as any change in our claim estimates for previously existing defaults. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and changes in the estimates we use to determine our losses, including estimates with respect to the likelihood, magnitude and timing of anticipated losses, and our estimate of the rate at which we expect defaults will ultimately result in paid claims. Other factors influencing incurred losses include:

-	The product mix of our total direct RIF (loans with higher risk characteristics generally result in higher delinquencies and claims);

-	The average loan size (higher average loan amounts generally result in higher losses incurred);

-	The percentage of coverage on insured loans (higher percentages of insurance coverage result in higher incurred losses) and the presence of structural mitigants such as deductibles or stop losses;

-
Changes in housing values (declines in housing values negatively impact our ability to mitigate our losses and also may negatively affect a borrower’s willingness to continue to make mortgage payments when the home value is less than the mortgage balance);

-
The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase substantially over a period of several years before declining; however, as is evident with much of our legacy portfolio, several factors can impact and change this cycle, including the economic environment, the credit profile of the borrower, housing prices and unemployment rates);

-
Our ability to mitigate potential claims through rescissions, denials, cancellations and the curtailment of claims submitted to us. These actions have been much more prevalent on our legacy portfolio loans. Generally, we rescind insurance coverage when we conclude through our review of the underwriting of a loan that the loan was not originated in accordance with our underwriting guidelines. Generally, we deny claims when the documentation we receive is not sufficient to perfect the claim in accordance with our master insurance policy. In addition, we may cancel coverage or curtail claim payments when we identify servicer negligence, or we may make other adjustments to claims as permitted by our master insurance policy. These actions all result in a reduction in our incurred losses. Conversely, if our loss mitigation activities are successfully challenged at rates that are higher than expected, our incurred losses will increase.

•
Other Operating Expenses. Our other operating expenses are generally affected by both the level of NIW, as well as the level of RIF. Additionally, our operating expenses are impacted by compensation expense associated with changes in the estimated fair value of certain long-term incentive awards that have been granted to our officers and directors that are settled in cash, but which are valued based on the stock price of Radian Group’s common stock and, to a lesser extent, other factors. Radian Group’s stock price has increased significantly from December 31, 2012.

•	Investment Income. Investment income is determined primarily by the average investment balances held and the average yield on our overall portfolio.

•
Third-Party Reinsurance. We use third-party reinsurance in our mortgage insurance business to manage capital and risk. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of any incurred losses. This arrangement has the impact of reducing our earned premiums but also reduces our net RIF, which provides capital relief to the insurance subsidiary ceding the RIF and reduces our incurred losses by any incurred losses ceded in accordance with the reinsurance agreement. In addition, the ceding commissions that we receive in connection with such reinsurance reduces our overall expenses. In the past, we also had entered into reinsurance transactions designed to transfer all or a portion of the risk associated with certain higher risk mortgage insurance products.

Financial Guaranty

•
Premiums. We earn premiums on our financial guaranty insurance policies and on other forms of credit protection we provide. In our financial guaranty business, premiums on public finance exposures are generally paid as single up-front premiums and are earned over the life of the contract. Premiums on our structured finance contracts are generally paid on a periodic basis (monthly or quarterly installment premiums) and are earned on a monthly basis. In addition, we recognize the remaining unearned premium revenue when securities that we insure are redeemed or otherwise retired (we refer to this activity as “refundings”) and this results in the extinguishment of the financial guaranty policies insuring such securities. Furthermore, our earned premiums are reduced by premiums ceded through reinsurance agreements. Since we have discontinued writing new financial guaranty insurance, our premiums earned have been reduced commensurate with the decrease in our net par outstanding.

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

Factors outside of our control also are likely to affect the decline in our net par outstanding. Low interest rates may cause the issuers of our public finance obligations to refinance the obligations that we insure, thereby reducing our net par outstanding. A significant portion of our financial guaranty net par outstanding is subject to termination at any time by our CDS counterparties or by our non-affiliated primary insurance customers that have ceded exposure to us. Various market factors, including declining default rates, reduced cost or value of credit default swap protection and the market’s perception of the likelihood of a default by us on our obligations, may make it economically attractive for our counterparties to exercise their early termination rights and cancel our insurance coverage.

•
Changes in Fair Value of Obligations. Many of our structured finance and some of our public finance contracts are accounted for as derivatives or variable interest entities (“VIEs”), which are carried at fair market value. Therefore, our results are impacted by changes in the fair value of these contracts. The estimated fair value of these obligations and instruments is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads (of both the underlying collateral as well as Radian Group Inc.’s (“Radian Group’s”) credit spread), credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated to our obligation to pay future claims.

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
Because we generally do not settle our insurance contracts before maturity (other than in a negotiated termination), in the absence of actual credit losses on which we are obligated to make claim payments, we expect unrealized gains or losses related to changes in fair value to reverse before or at the maturity of these obligations. If we agree to settle obligations prior to maturity at amounts that are greater or less than their fair values at the time of settlement, it could result in the realization of additional gains or losses.

•
Losses/Credit Performance. Our financial guaranty incurred losses are driven primarily by economic conditions that affect the ability of the issuers of our insured obligations to meet such financial obligations and by changes in the assumptions used to determine our losses, including assumptions with respect to the likelihood, magnitude and timing of anticipated losses. Stronger economic conditions increase the likelihood that obligors will have the ability to pay interest and principal on the bonds we insure. Weaker economic conditions often place strains on the revenue flows available to pay interest and principal on our insured obligations. Other factors influencing defaults and incurred losses include:

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

-
The potential impact of federal, state and local budgetary constraints affecting funding and payments (including Medicare and Medicaid payments) to healthcare, long-term care, educational and other governmental and non-governmental entities whose obligations we insure;

-
Potential changes to entitlement programs, such as Social Security, Medicare and Medicaid that could affect the ability of the entities whose obligations we insure to receive adequate reimbursement for the services they provide and for individuals and entities to utilize the services provided by the entities whose obligations we insure;

-	Performance of commercial and residential mortgage loans and other types of indebtedness that we insure;

-
The movement of interest rates (increases in interest rates will increase the interest component of the variable rate obligations we insure, and as a result, will increase the strain on the obligors to make payments on these obligations).

While all of these factors could affect losses on the underlying transactions we insure, our ultimate loss is further impacted by the structure of each transaction, including the level of subordination in these transactions that is available to absorb losses before we would incur losses.

Results of Operations—Consolidated

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Because of this, our consolidated results reflect, and are fully explained by, the financial results and performance of our two business segments—mortgage insurance and financial guaranty. See “Results of Operations—Mortgage Insurance” and “Results of Operations—Financial Guaranty.”
The following table highlights selected information related to our consolidated results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Net loss	$(33.2)	$(119.3)	(72.2)%	$(220.7)	$(288.5)	(23.5)%
Net (losses) gains on investments	(130.3)	26.4	n/m	(135.8)	93.9	n/m
Change in fair value of derivative instruments	86.5	(33.1)	n/m	(81.1)	(105.9)	(23.4)
Provision for losses	140.3	210.9	(33.5)	272.4	477.0	(42.9)
Other operating expenses	61.0	40.2	51.7	141.1	90.3	56.3
Interest expense	19.4	12.6	54.0	35.3	26.7	32.2
Income tax provision (benefit)	1.7	2.4	(29.2)	(13.1)	(6.5)	n/m
______________________
n/m – not meaningful
Net loss. Our results for the three and six months ended June 30, 2013 primarily reflect: (i) net losses on investments; (ii) a significant decrease in the provision for losses; and (iii) an increase in net premiums earned, partially offset by an increase in other operating expenses. Our results for the six months ended June 30, 2013 also were impacted by unrealized losses in the change in fair value of derivative instruments, resulting mainly from a tightening of our credit spreads. Our results for the three and six months ended June 30, 2012 were impacted primarily by realized and unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments, primarily as a result of the Commutation Transactions (defined below). The net loss for the six months ended June 30, 2012 was also impacted by the Assured Transaction (defined below), which reduced our pre-tax income for the first half of 2012 by $28.8 million. See “Results of Operations—Financial Guaranty” for a discussion of the Commutation Transactions and Assured Transaction.
Other Operating Expenses. Our other operating expenses include compensation expense associated with changes in the estimated future value of certain long-term incentive awards that have been granted to our officers and directors under our equity compensation plan, as discussed above. During the three and six months ended June 30, 2013, our expense related to these awards was approximately $19.0 million and $56.9 million, respectively, compared to approximately $0.3 million and $8.3 million for the three and six months ended June 30, 2012, respectively.

Interest Expense. These amounts reflect interest on our long-term debt. During the first six months of 2013, we repaid the remaining outstanding balance of $79.4 million of our 5.625% Senior Notes due February 2013. Also during the first six months of 2013, we exchanged $195.5 million of our 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 and issued $400 million principal amount of 2.250% Convertible Senior Notes due March 2019 (the “2019 Convertible Senior Notes”) with an effective rate of 6.25%. Both of these transactions increased our interest expense for the three and six months ended June 30, 2013. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Income Tax Provision (Benefit).  The effective tax rate was (5.3)% and 5.6% for the three and six months ended June 30, 2013, respectively, compared to (2.1)% and 2.2% for the three and six months ended June 30, 2012, respectively. The change from our statutory tax rate of 35% for each period was primarily due to the impact of changes in our overall valuation allowance. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
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
Management has determined that the allocation of our consolidated provision for income taxes to the segments is no longer material to the evaluation of our business results. Therefore, beginning with the first quarter of 2013, financial information for our business segments is disclosed on a pretax basis as pretax results are used by senior management in the allocation of resources and in assessing the performance of the segments.

Results of Operations—Mortgage Insurance
Quarter and Six Months Ended June 30, 2013 Compared to Quarter and Six Months Ended June 30, 2012
The following table summarizes our mortgage insurance segment’s results of operations for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Pretax loss	$(67.1)	$(33.2)	n/m	$(83.9)	$(90.2)	(7.0)%
Net premiums written—insurance	251.2	182.5	37.6%	468.4	379.4	23.5
Net premiums earned—insurance	198.0	170.8	15.9	380.9	344.2	10.7
Net investment income	15.3	17.6	(13.1)	30.4	35.6	(14.6)
Net (losses) gains on investments	(83.4)	26.7	n/m	(86.6)	58.9	n/m
Net gains (losses) on other financial instruments	0.1	—	n/m	(1.8)	(0.7)	n/m
Other income	2.2	1.3	69.2	3.9	2.6	50.0
Provision for losses	136.4	208.1	(34.5)	268.4	442.8	(39.4)
Change in reserve for premium deficiency (“PDR”)	1.3	0.6	n/m	0.6	0.5	20.0
Policy acquisition costs	6.5	7.9	(17.7)	18.2	16.5	10.3
Other operating expenses	51.3	31.3	63.9	117.1	67.5	73.5
Interest expense	3.7	1.7	n/m	6.4	3.4	88.2
______________________
n/m – not meaningful

Pretax Loss. As explained in more detail below, our results for the three and six months ended June 30, 2013 compared to the same periods in 2012 reflect: (i) significant net losses on investments; (ii) a significant decrease in the provision for losses; and (iii) an increase in premiums earned, partially offset by an increase in other operating expenses in 2013 compared to 2012.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $13.4 billion and $24.3 billion of primary new mortgage insurance in the three and six months ended June 30, 2013, respectively, compared to $8.3 billion and $14.8 billion in the three and six months ended June 30, 2012, respectively. The significant increase in NIW for 2013 compared to 2012 is attributable to an increase in the overall mortgage market and the penetration rate of private mortgage insurance in the overall insured mortgage market, which has increased in 2013 in part due to recent pricing and policy changes implemented by the FHA. In April 2013, the FHA increased its annual insurance premium by ten basis points on new mortgages. It has also implemented a reversal of a past policy that cancels premiums for new borrowers as they pay off their loan. While the private mortgage insurance industry has made progress in recapturing business from the FHA, the FHA’s market share remains high. We have been aggressively marketing our product offerings that favorably compete with the FHA in order to regain market share from the FHA.
Since 2009, virtually all of our new mortgage insurance business production has been prime business. In addition, Fair Isaac Corporation (“FICO”) scores for the borrowers of these insured mortgages have increased, while the average LTV on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring. As of June 30, 2013, our portfolio of business written since 2009 represents more than 50% of our total primary mortgage insurance RIF.
In 2009, the GSEs began offering the Homeowner Affordable Refinance Program (“HARP”). HARP allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. Radian Guaranty and other private mortgage insurers have agreed with the Federal Housing Finance Agency (“FHFA”) to facilitate the transfer of mortgage insurance on loans to be refinanced through HARP without regard to LTV. In November 2011, the FHFA made enhancements to the HARP program that expanded the number of borrowers who can qualify for refinancing. The changes implemented by the enhanced HARP 2 program have increased the number of borrowers who are eligible to benefit from the program and, as of June 30, 2013, approximately 11% of our total primary RIF had successfully completed a HARP refinance. The HARP 2 program has been extended until December 31, 2015. We exclude HARP loans from our NIW for the period in which the refinance occurs; however, the HARP programs have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that borrowers who refinance generally have a greater ability to pay and more financial flexibility to cover the loan obligations. During the six months ended June 30, 2013, HARP loans accounted for $4.9 billion of insurance that was not included in Radian Guaranty’s NIW for that period.
On March 27, 2013, the FHFA announced its new streamlined modification initiative. This new program eliminates the need for borrowers to document their hardship or financial information. Instead, borrowers must be at least 90 days delinquent and no more than 24 months delinquent on their mortgage to qualify for a loan modification. We believe this streamlined modification program will further assist delinquent borrowers. This program became effective on March 27, 2013, and as of July 1, 2013, servicers are required to begin offering the modification program to eligible borrowers. The streamlined modification program is scheduled to end on August 1, 2015.

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2013		2012		2013		2012
Primary NIW
Prime	$13,376	100.0%	$8,330	99.9%	$24,281	100.0%	$14,790	99.9%
Alternative-A (“Alt-A”) and A minus and below	1	—	5	0.1	2	—	10	0.1
Total Primary	$13,377	100.0%	$8,335	100.0%	$24,283	100.0%	$14,800	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2013		2012		2013		2012
Total primary NIW by FICO Score
>=740	$9,666	72.3%	$6,326	75.9%	$17,876	73.6%	$11,246	76.0%
680-739	3,256	24.3	1,816	21.8	5,654	23.3	3,216	21.7
620-679	455	3.4	193	2.3	753	3.1	338	2.3
Total Primary	$13,377	100.0%	$8,335	100.0%	$24,283	100.0%	$14,800	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Percentage of primary NIW
Refinances	34%	34%	40%	39%

LTV (1)
95.01% and above	2.3%	1.3%	2.1%	1.5%
90.01% to 95.00%	44.8%	42.6%	42.5%	40.9%
85.01% to 90.00%	37.5%	41.4%	38.3%	41.5%
80.01% to 85.00%	15.4%	14.7%	17.1%	16.1%

Primary risk written	$3,301	$2,040	$5,890	$3,571
______________________

(1)	LTV ratio: The percentage of the original loan amount to the original value of the property.

($ in millions)	June 30, 2013		December 31, 2012		June 30, 2012
Primary IIF
Flow	$140,776	93.0%	$129,079	92.0%	$118,420	90.8%
Structured	10,596	7.0	11,284	8.0	11,991	9.2
Total Primary	$151,372	100.0%	$140,363	100.0%	$130,411	100.0%

Prime	$135,818	89.7%	$123,437	87.9%	$112,112	86.0%
Alt-A	9,557	6.3	10,447	7.5	11,383	8.7
A minus and below	5,997	4.0	6,479	4.6	6,916	5.3
Total Primary	$151,372	100.0%	$140,363	100.0%	$130,411	100.0%

Persistency (12 months ended)		80.3%		81.8%		83.9%

($ in millions)	June 30, 2013		December 31, 2012		June 30, 2012
Primary RIF
Flow	$34,842	93.7%	$31,891	92.8%	$29,200	91.8%
Structured	2,355	6.3	2,481	7.2	2,609	8.2
Total Primary	$37,197	100.0%	$34,372	100.0%	$31,809	100.0%

Prime	$33,484	90.0%	$30,348	88.3%	$27,471	86.4%
Alt-A	2,211	6.0	2,404	7.0	2,611	8.2
A minus and below	1,502	4.0	1,620	4.7	1,727	5.4
Total Primary	$37,197	100.0%	$34,372	100.0%	$31,809	100.0%

($ in millions)	June 30, 2013		December 31, 2012		June 30, 2012
Total primary RIF by FICO Score
Flow
>=740	$19,120	54.9%	$16,448	51.6%	$13,868	47.5%
680-739	10,258	29.4	9,686	30.4	9,265	31.7
620-679	4,700	13.5	4,918	15.4	5,162	17.7
<=619	764	2.2	839	2.6	905	3.1
Total Flow	$34,842	100.0%	$31,891	100.0%	$29,200	100.0%
Structured
>=740	$632	26.8%	$661	26.6%	$690	26.4%
680-739	678	28.8	716	28.9	757	29.0
620-679	623	26.5	661	26.6	698	26.8
<=619	422	17.9	443	17.9	464	17.8
Total Structured	$2,355	100.0%	$2,481	100.0%	$2,609	100.0%
Total
>=740	$19,752	53.1%	$17,109	49.8%	$14,558	45.8%
680-739	10,936	29.4	10,402	30.3	10,022	31.5
620-679	5,323	14.3	5,579	16.2	5,860	18.4
<=619	1,186	3.2	1,282	3.7	1,369	4.3
Total Primary	$37,197	100.0%	$34,372	100.0%	$31,809	100.0%

Primary RIF on defaulted loans	$3,624		$4,320		$4,628

	June 30, 2013	December 31, 2012	June 30, 2012
Percentage of primary RIF
Refinances	32%	32%	32%
Loan Type:
Fixed	93.0%	91.6%	89.7%
Adjustable rate mortgages
Less than five years	2.8%	3.5%	4.2%
Five years and longer	4.1%	4.9%	5.9%

($ in millions)	June 30, 2013		December 31, 2012		June 30, 2012
Total primary RIF by LTV
95.01% and above	$4,349	11.7%	$4,643	13.5%	$4,960	15.6%
90.01% to 95.00%	15,154	40.8	13,303	38.7	11,648	36.6
85.01% to 90.00%	13,996	37.6	13,134	38.2	12,265	38.6
85.00% and below	3,698	9.9	3,292	9.6	2,936	9.2
Total Primary	$37,197	100.0%	$34,372	100.0%	$31,809	100.0%

	June 30, 2013		December 31, 2012		June 30, 2012
	RIF	Reserve for Losses	RIF	Reserve for Losses	RIF	Reserve for Losses
Total primary RIF by policy year
2005 and prior	13.6%	31.8%	16.5%	31.9%	19.7%	31.9%
2006	6.8	17.9	8.0	17.9	9.3	18.3
2007	15.2	35.1	17.6	35.8	20.3	36.4
2008	11.5	13.3	13.3	12.9	15.3	12.2
2009	4.6	1.2	5.9	1.1	7.4	0.9
2010	3.8	0.3	5.0	0.3	6.4	0.2
2011	6.9	0.3	8.6	0.1	10.5	0.1
2012	21.9	0.1	25.1	—	11.1	—
2013	15.7	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Net Premiums Written and Earned.  Net premiums written increased for the three and six months ended June 30, 2013, compared to the same periods of 2012, primarily as the result of the significant increase in the size of the mortgage origination market and an increase in private mortgage insurance penetration, as discussed above.
Net premiums earned for the three and six months ended June 30, 2013 increased from the same periods of 2012, primarily as a result of the significant increase in NIW in 2013 and 2012, which resulted in increased premiums earned in 2013, and also due to a decrease in premiums expected to be refunded due to rescissions given the lower level of rescissions in 2013 compared to 2012. The increase in net premiums earned in 2013 was partially offset by an increase in ceded premiums earned related to the QSR Transactions (as defined below).
Our expected rate of return on our single premium business is lower than on our monthly premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on these single premium loans is likely to be higher than anticipated. If loans are repaid later than expected, our profitability on these single premium loans is likely to be lower than anticipated. The expected profitability of our monthly premium business is the opposite of single premium business with respect to prepayment speeds. For our monthly premium business, earlier than anticipated prepayments reduce profitability on these monthly premium loans. As a result, the ultimate profitability of our business is dependent, in part, on mortgage prepayment speeds. Because prepayment speeds are difficult to project, our strategy has been to write a mix of single premium and monthly premium business, which we believe reduces the overall impact on our results if actual prepayment speeds are significantly different from expectations. Approximately 66% and 34% of our NIW for the six months ended June 30, 2013 was written with monthly and single premiums, respectively.

The following table summarizes our ceded premiums and RIF ceded through two separate quota share reinsurance (“QSR”) agreements with a third-party reinsurance provider (the “Initial QSR Transaction” and the “Second QSR Transaction” and together, the “QSR Transactions”) and other reinsurance agreements. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012
First-Lien Captives
Premiums ceded to captives	$4,787	$6,289	$9,939	$12,718
% of total premiums	2.2%	3.5%	2.4%	3.6%
IIF subject to captives (1)	5.2%	8.9%
RIF subject to captives (2)	5.0%	7.7%

Initial QSR Transaction
Ceded premiums written	$5,900	$25,477	$12,022	$25,477
% of premiums written	2.2%	12.0%	2.3%	12.0%
Ceded premiums earned	$7,662	$3,098	$15,495	$3,098
% of total premiums	3.6%	1.7%	3.8%	1.7%
Ceding commissions written	$1,475	$6,369	$3,005	$6,369
RIF included in QSR (3)	$1,421,096	$922,497

Second QSR Transaction
Ceded premiums written	$7,580	$—	$24,020	$—
% of premiums written	2.8%	—%	4.7%	—%
Ceded premiums earned	$4,283	$—	$7,121	$—
% of total premiums	2.0%	—%	1.7%	—%
Ceding commissions written	$2,653	$—	$8,407	$—
RIF included in QSR (3)	$1,046,041	$—
______________________

(1)	IIF on captives as a percentage of total IIF.

(2)	RIF on captives as a percentage of total RIF.

(3)	RIF ceded under QSR Transactions and included in total RIF.
Net Investment Income.  Our mortgage insurance net investment income decreased for the three and six months ended June 30, 2013, compared to the same periods of 2012, primarily due to the reinvestment of proceeds from sales of investment securities into investments with lower market yields. All periods include an allocation to the mortgage insurance segment of net investment income from Radian Group that is based on relative GAAP equity, which was lower in 2013 compared to 2012.

Net (Losses) Gains on Investments.  The components of the net (losses) gains on investments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(88.8)	$(5.3)	$(103.4)	$12.0
Net realized gains on sales	5.4	32.0	16.8	46.9
Net (losses) gains on investments	$(83.4)	$26.7	$(86.6)	$58.9
In 2013, net unrealized losses primarily relate to a change in the fair value of our core fixed-income bond portfolio as a result of an increase in interest rates during the second quarter.
During 2012 and to a lesser extent in 2013, as market prices of our investments strengthened, we made the decision to sell securities in our portfolio and reinvest the proceeds in similar securities. The realized gains from these sales, some of which had previously been unrealized, were additive to the respective statutory capital position of our subsidiaries that held the investments. During 2013, the majority of realized gains on sales relate to sales of convertible and equity securities.
Provision for Losses.  Our mortgage insurance provision for losses decreased for the three and six months ended June 30, 2013, compared to the same periods of 2012. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
New defaults	$116.3	$153.3	$210.2	$300.0
Existing defaults (1)	21.4	32.5	56.7	87.5
Second-liens, Loss adjustment expenses (“LAE”) and Other (2)	(1.3)	22.3	1.5	55.3
Provision for losses	$136.4	$208.1	$268.4	$442.8
______________________

(1)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated; (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but which were cured (“cures”), were prepaid, or which resulted in a paid claim or a rescission or denial during the period indicated; and (c) the impact to our incurred but not reported (“IBNR”) reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims.

(2)
Includes the effect of reinsurance recoveries from certain reinsurance transactions (including a $40 million write-down of Smart Home (defined below) recoverables in the first half of 2012), second-lien mortgage (“second-lien”) activity, LAE and other miscellaneous loss-related activity.

Our mortgage insurance provision for losses for the three and six months ended June 30, 2013 decreased by $71.7 million and $174.4 million, respectively, as compared to the same periods in 2012. These decreases were driven primarily by a decline in new default notices and less adverse development in our estimate of future losses on existing defaults, mainly due to claim curtailments, cures, and rescissions and denials for which we experienced higher rates than expected. Additionally, in 2012, we experienced an increase in other losses related to a large decrease in our estimated reinsurance recoverable from our remaining capital markets reinsurance transactions (“Smart Home”). Our final Smart Home reinsurance transaction matured in May 2013.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the servicer. For financial statement and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed at least two monthly payments.
Our first-lien primary default rate at June 30, 2013 was 9.7%, compared to 13.3% at June 30, 2012. Our primary defaulted inventory comprised 78,257 loans at June 30, 2013, compared to 98,450 loans at June 30, 2012, representing a 20.5% decrease. Our primary defaulted inventory declined by an additional 1.4% in July 2013 from June 30, 2013. The reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, our overall primary default rates remain elevated compared to historical levels, driven primarily by the poor performance of our legacy portfolio.
Since 2007, a slowdown in mortgage foreclosures has contributed to the sustained high level of our defaulted inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than historically has been the case. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures. New primary defaults for the three and six months ended June 30, 2013 decreased 18% and 19%, respectively, compared to the same periods in 2012. Although significant uncertainty remains, we currently expect total new defaults (including pool insurance) for the full year 2013 to decrease approximately 18% as compared to 2012.
As discussed above, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our primary defaulted inventory experienced an increase in its weighted average age, and because we apply higher estimated “default to claim rates” (rate at which defaulted loans are expected to result in claim) on our more aged delinquent loans, this has resulted in additional incurred losses. In addition, our estimated rates of insurance rescissions and claim denials have declined in recent periods. Our aggregate weighted average net default to claim rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated denials, rescissions and reinstatements, was approximately 51% at June 30, 2013, compared to 49% at December 31, 2012.

The following table shows additional information about our primary loans in default as of the dates indicated:

	June 30, 2013
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	14,241	18.2%	25%	22%	29.6%	$145,946	7.0%
Four to eleven payments	15,927	20.3	49	45	15.3	350,513	16.9
Twelve payments or more	33,071	42.3	57	49	4.0	903,343	43.4
Pending claims	15,018	19.2	100	89	0.4	680,794	32.7
Total	78,257	100.0%	58%	51%		2,080,596	100.0%
IBNR						284,844
LAE and Other						55,235
Total primary reserves						$2,420,675

	June 30, 2012
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	16,898	17.2%	25%	23%	26.4%	$178,146	7.1%
Four to eleven payments	23,243	23.6	48	44	10.2	508,725	20.3
Twelve payments or more	41,571	42.2	57	47	2.7	1,084,479	43.4
Pending claims	16,738	17.0	100	84	0.2	729,382	29.2
Total	98,450	100.0%	56%	48%		2,500,732	100.0%
IBNR						221,893
LAE and Other						74,386
Total primary reserves						$2,797,011
______________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions, denials and reinstatements for each category of defaulted loans.

(2)	Net of estimate of rescissions, denials and reinstatements.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
Default Statistics—Primary Insurance:
Flow
Prime
Number of insured loans	675,246	630,094	588,335
Number of loans in default	45,899	55,483	57,961
Percentage of loans in default	6.80%	8.81%	9.85%
Alt-A
Number of insured loans	34,589	37,754	40,976
Number of loans in default	10,024	11,798	13,001
Percentage of loans in default	28.98%	31.25%	31.73%
A minus and below
Number of insured loans	32,204	35,150	37,755
Number of loans in default	9,240	11,211	11,688
Percentage of loans in default	28.69%	31.89%	30.96%
Total Flow
Number of insured loans	742,039	702,998	667,066
Number of loans in default	65,163	78,492	82,650
Percentage of loans in default	8.78%	11.17%	12.39%
Structured
Prime
Number of insured loans	35,796	37,528	39,278
Number of loans in default	4,676	5,371	5,608
Percentage of loans in default	13.06%	14.31%	14.28%
Alt-A
Number of insured loans	15,156	16,315	17,435
Number of loans in default	3,707	4,207	5,053
Percentage of loans in default	24.46%	25.79%	28.98%
A minus and below
Number of insured loans	13,476	14,157	14,816
Number of loans in default	4,711	5,099	5,139
Percentage of loans in default	34.96%	36.02%	34.69%
Total Structured
Number of insured loans	64,428	68,000	71,529
Number of loans in default	13,094	14,677	15,800
Percentage of loans in default	20.32%	21.58%	22.09%

	June 30, 2013	December 31, 2012	June 30, 2012
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	711,042	667,622	627,613
Number of loans in default	50,575	60,854	63,569
Percentage of loans in default	7.11%	9.12%	10.13%
Alt-A
Number of insured loans	49,745	54,069	58,411
Number of loans in default	13,731	16,005	18,054
Percentage of loans in default	27.60%	29.60%	30.91%
A minus and below
Number of insured loans	45,680	49,307	52,571
Number of loans in default	13,951	16,310	16,827
Percentage of loans in default	30.54%	33.08%	32.01%
Total Primary
Number of insured loans	806,467	770,998	738,595
Number of loans in default	78,257	93,169	98,450
Percentage of loans in default	9.70%	12.08%	13.33%
Default Statistics—Pool insurance:
Number of loans in default	15,212	18,147	19,336
The following table shows a rollforward of our primary loans in default:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning defaulted inventory	85,109	103,027	93,169	110,861
Plus: New defaults (1)	14,646	17,945	29,492	36,604
Less: Cures (1)	(13,464)	(13,486)	(30,361)	(32,883)
Less: Claims paid (2)	(6,593)	(5,190)	(12,153)	(9,012)
Less: Rescissions (3)	(249)	(785)	(436)	(1,461)
Less: Denials (4)	(1,192)	(3,061)	(1,454)	(5,659)
Ending defaulted inventory	78,257	98,450	78,257	98,450
______________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Intra-period new defaults	5,002	5,379	15,908	17,780

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.

(4)
Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment. A significant number of denials in 2012 relate to loans serviced by one servicer.

Our loss reserve estimate incorporates our recent experience with respect to the number of claims that we have been denying due to the policyholder’s failure to submit sufficient documentation to perfect a claim and also incorporates our recent experience with respect to the number of insurance certificates that ultimately will be rescinded due to fraud, underwriter negligence or other factors. Our mortgage insurance reserves also incorporate, for future rescissions and denials on defaulted loans, our expectations regarding the number of policies that we would expect to reinstate. Our current level of rescissions and denials remains elevated compared to historical levels, although below levels in recent periods, primarily due to legacy portfolio loans that remain in our defaulted inventory, as well as our efforts to examine a substantial portion of our claims related to legacy portfolio loans for potential rescissions or denials. We expect the level of rescissions and denials to continue to decline over time, but to remain elevated compared to historical levels as long as our legacy portfolio comprises a significant percentage of our defaulted inventory.
The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated. Recent trends in insurance rescissions and claim denial activity reflect a decrease in the number of policies rescinded and claims denied, and an overall increase in the number of rescissions and denials that have been reinstated (for previously rescinded loans) or perfected (for previously denied claims). This increase in reinstatements is partly due to lenders and servicers challenging a greater number of rescissions and denials, as well as the overall effectiveness of these challenges based on their ability to produce new or additional information that supports a reinstatement of coverage or a perfection of a claim payment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rescinded policies:
Rescinded	(534)	(1,073)	(975)	(1,928)
Reinstated	285	288	539	467
Denied claims:
Denied	(2,677)	(3,953)	(4,783)	(7,297)
Reinstated	1,485	892	3,329	1,638
Total net rescissions and denials	(1,441)	(3,846)	(1,890)	(7,120)

The following table illustrates the impact of estimated insurance rescissions and claim denials (net of estimated reinstatements) on our loss reserve estimates as of the dates indicated:

(In millions)	June 30, 2013	December 31, 2012	June 30, 2012
Decrease to our loss reserve due to estimated future rescissions and denials, net	$334	$455	$532

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, net of any reinstatements of previously rescinded policies or denied claims for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Rescissions	$19.6	$64.7	$34.9	$117.4
Denials	100.0	192.7	127.2	405.1
Total first-lien claims submitted for payment that were rescinded or denied (1)	$119.6	$257.4	$162.1	$522.5
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. Our IBNR reserve estimate was $316 million and $323 million at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the IBNR reserve estimate of $316 million includes our estimate of future reinstatements of previously denied claims and rescinded policies of $224 million and $74 million, respectively. These reserves relate to $455 million of claims that were denied within the preceding 12 months and $629 million of policies that were rescinded within the preceding 24 months, as well as additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of discussion with certain of our lender and servicer customers.
Generally, we estimate our claim liability related to the potential future reinstatement of previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month time frame. As of June 30, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials and the estimated impact of future claim curtailments on reinstated denials and rescissions. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials.

The following table shows the cumulative rescission/denial rates on our total first-lien portfolio, net of both actual and expected reinstatements, as of June 30, 2013, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q4 2010	17.5%	100%
Q1 2011	21.0%	100%
Q2 2011	26.1%	99%
Q3 2011	31.8%	99%
Q4 2011	27.9%	98%
Q1 2012	24.1%	97%
Q2 2012	19.8%	91%
Q3 2012	17.2%	80%
Q4 2012	15.3%	62%
______________________

(1)
The cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded or denied claims (excluding certain potential reinstatements we are in the process of discussing with servicers). These amounts represent the cumulative rates for each quarter as of June 30, 2013. As discussed in footnote (2) below, these rates remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter are projections and remain subject to change.

(2)
The percentage of claims resolved for each quarter presented in the table above, represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials or rescissions could be challenged and, potentially reinstated or overturned. For the first and second quarter of 2013, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the cumulative rescission/denial rates for those periods are presently meaningful.

The following table shows information regarding our reserve for losses and PDR as of the dates indicated:

(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Reserves for losses by category:
Prime	$1,521,888	$1,739,968	$1,740,492
Alt-A	522,396	564,719	597,570
A minus and below	317,964	361,533	361,104
Reinsurance recoverables (1)	58,427	83,238	97,845
Total primary reserves	2,420,675	2,749,458	2,797,011
Pool	265,114	323,403	348,288
Total first-lien reserves	2,685,789	3,072,861	3,145,299
Second-lien and other (2)	5,072	10,747	10,044
Total reserve for losses	$2,690,861	$3,083,608	$3,155,343

PDR on second-liens	$4,308	$3,685	$4,183
______________________

(1)	Represents ceded losses on captive transactions, Smart Home and the QSR Transactions.

(2)	Does not include second-lien PDR.

The following table shows information regarding our average loss reserves per default, including IBNR and LAE reserves:

	June 30, 2013	December 31, 2012	June 30, 2012
First-lien reserve per default (1)
Primary reserve per default	$30,932	$29,510	$28,410
Primary reserve per default excluding IBNR	27,293	26,408	26,157
Pool reserve per default (2)	17,428	17,821	18,012
Total first-lien reserve per default	28,735	27,605	26,704
______________________

(1)	Calculated as total reserves divided by total defaults.

(2)
If calculated before giving effect to deductibles and stop losses in pool transactions, the pool reserve per default at June 30, 2013, December 2012, and June 30, 2012, would have been $29,846, $27,545 and $27,949, respectively.

Total mortgage insurance claims paid of $326.4 million and $636.3 million for the three and six months ended June 30, 2013, respectively, have increased from claims paid of $263.4 million and $481.6 million for the three and six months ended June 30, 2012, respectively. These increases are primarily due to greater efficiencies in our claims review process, which have allowed us to pay valid claims more quickly than in previous periods. Although uncertainty remains, we currently expect claims paid to be approximately $1.4 billion in 2013.
Notwithstanding our process improvements, we continue to experience the effects of the foreclosure backlogs, servicer delays and loan modification programs that were prevalent during the economic downturn and have reduced the number of defaults going to claim. In addition, our extensive review of a substantial portion of all claims that we receive has resulted in a significant increase in the number of claim denials in recent periods compared to historical levels as a result of servicers failing to produce the documents necessary to perfect a claim submission. While this trend of increasing claim denials has the effect of reducing claims paid in current periods, we expect a significant portion of denials to be resubmitted and ultimately paid, and our loss reserve, incurred loss and claims paid estimates reflect this expectation.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect this trend to continue in light of well publicized issues in the servicing industry and our existing legacy portfolio of aged defaults.

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net claims paid (1):
Prime	$217,878	$170,351	$418,395	$297,452
Alt-A	46,059	40,261	95,150	76,912
A minus and below	33,213	31,112	60,699	57,192
Total primary claims paid	297,150	241,724	574,244	431,556
Pool	28,610	20,374	59,559	45,300
Second-lien and other	614	1,349	2,498	4,932
Subtotal	326,374	263,447	636,301	481,788
Impact of captive terminations	—	—	—	(148)
Total net claims paid	$326,374	$263,447	$636,301	$481,640

Average net claim paid (1) (2):
Prime	$46.0	$47.1	$47.4	$48.6
Alt-A	52.5	56.4	56.1	57.8
A minus and below	34.1	36.0	35.6	38.0
Total average net primary claim paid	45.1	46.6	46.9	47.6
Pool	74.9	65.9	74.2	66.9
Second-lien and other	11.8	24.5	18.2	26.2

Total average net claim paid	$46.5	$47.4	$48.3	$48.5
Average direct primary claim paid (2) (3)	$47.2	$49.2	$49.2	$50.4
Average total direct claim paid (2) (3)	$48.5	$49.9	$50.4	$51.0
______________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of terminations of captive reinsurance transactions.

(3)	Before reinsurance recoveries.
Policy Acquisition Costs. Policy acquisition costs for the three months ended June 30, 2013 decreased to $6.5 million from $7.9 million for the comparable period in 2012, primarily due to an increase in the persistency rate on our more recent insured portfolios, as well as an increase in ceding commissions received related to the QSR Transactions. Policy acquisition costs for the six months ended June 30, 2013 increased to $18.2 million from $16.5 million for the comparable period in 2012, primarily due to an increase in amortization as a result of a decrease in our persistency rate, which reduces the life of the loan and accelerates the amortization of policy acquisition costs, offset by an increase in ceding commissions received related to the QSR Transactions.
Other Operating Expenses.  Our other operating expenses increased for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to increases of approximately $16.4 million and $42.7 million, respectively, in compensation expense related to an increase in the estimated future value of long-term incentive awards that are settled in cash, but which are valued relative to the stock price of Radian Group’s common stock, which has increased significantly from December 31, 2012.

Results of Operations—Financial Guaranty
Since 2008, we have significantly reduced our financial guaranty operations and have proactively reduced our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our access to that capital.

Thus far in 2013, we have made further progress toward our objectives and in support of our business strategy, including by taking the following actions:

•
In January 2013, $6.7 million of contingency reserves were released due to the commutation of the remaining $822.2 million net par reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (the “FGIC Commutation”), including substantially all of our exposure to general obligation bonds issued by the City of Detroit;

•
In February 2013, the New York State Department of Financial Services (“NYSDFS”) approved the release of an additional $61.1 million of contingency reserves resulting from the reduction in Radian Asset Assurance’s net par outstanding;

•
During the first half of 2013, in our financial guaranty business, four of our CDS counterparties exercised their termination rights with respect to nine collateralized debt obligations (“CDOs”) that we insured, and we agreed to the commutation of an additional CDO with another CDS counterparty (collectively, the “2013 CDO Terminations”), which reduced our net par outstanding by $3.4 billion in the aggregate; and

•	In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty.
Financial Guaranty Portfolio
Net Par Outstanding
Our aggregate financial guaranty net par outstanding decreased approximately 19% in the first half of 2013, from $33.7 billion as of December 31, 2012 to $27.3 billion as of June 30, 2013. We expect our net par outstanding will continue to decrease as our financial guaranty insured portfolio matures, we proactively seek to reduce our financial guaranty net par outstanding, and counterparties potentially continue to terminate transactions early in accordance with their rights under such transactions. The reduction in our financial guaranty net par outstanding in the first half of 2013 was primarily due to the 2013 CDO Terminations, the FGIC Commutation, the prepayments of public finance transactions, as well as the amortization or scheduled maturity of our insured portfolio.
The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim (asset) liability and fair value net liability as of the dates indicated:

	June 30, 2013
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$5.5	20.1%	$13.7	$0.2
Healthcare and long-term care	2.7	9.9	12.3	1.7
Water/sewer/electric gas and investor-owned utilities	1.3	4.8	(7.8)	1.1
Education	1.2	4.4	(5.1)	—
Airports/transportation	1.0	3.7	1.8	52.7
Escrowed transactions (5)	1.0	3.7	—	—
Housing	0.1	0.3	—	—
Other public finance (6)	0.6	2.2	(12.6)	0.8
Total public finance (7)	13.4	49.1	2.3	56.5
Structured finance:
CDOs	13.1	48.0	4.0	206.7
Asset-backed obligations	0.7	2.5	17.2	15.6
Other structured (8)	0.1	0.4	—	0.1
Total structured finance	13.9	50.9	21.2	222.4
Total	$27.3	100.0%	$23.5	$278.9

	December 31, 2012
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$6.3	18.7%	$10.0	$0.1
Healthcare and long-term care	3.2	9.5	13.2	0.6
Water/sewer/electric gas and investor-owned utilities	1.8	5.3	27.4	1.1
Airports/transportation	1.2	3.6	(5.3)	—
Education	1.1	3.2	2.0	42.6
Escrowed transactions (5)	1.0	3.0	—	—
Housing	0.1	0.3	0.3	—
Other Public finance (6)	0.6	1.8	(12.4)	0.7
Total public finance (7)	15.3	45.4	35.2	45.1
Structured finance:
CDOs	17.5	51.9	4.5	126.0
Asset-backed obligations	0.8	2.4	24.6	13.2
Other structured (8)	0.1	0.3	—	—
Total structured finance	18.4	54.6	29.1	139.2
Total	$33.7	100.0%	$64.3	$184.3
______________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

(2)
A net claim liability is recorded on the balance sheet when there is evidence that deterioration has occurred and the net present value of our expected losses for a particular policy exceeds the unearned premium reserve for that policy. The claim liability reported is net of estimated salvage and subrogation, which may result in a net claim asset.

(3)	Represents the net (asset) liability recorded within derivative assets or derivative liabilities for derivative contracts.

(4)	Includes $1.5 billion and $1.6 billion at June 30, 2013 and December 31, 2012, respectively, of tax supported revenue bonds.

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

(6)
Represents other types of municipal obligations, including human services providers, second-to-pay international public finance, non-profit institutions, project finance accommodations and stadiums, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(7)
Includes $2.4 billion and $2.9 billion at June 30, 2013 and December 31, 2012, respectively, of international public finance insured obligations (which includes sovereign and sub-sovereign (“Sovereign”) indebtedness, of which $99.2 million and $105.2 million at June 30, 2013 and December 31, 2012, respectively, is related to Greece, Spain, Italy, Hungary, Portugal and Ireland (collectively, the “Stressed European Countries”)).

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

Notwithstanding the decrease in our financial guaranty net par outstanding in the first half of 2013, the ratings distribution of our insured portfolio did not change materially during the period. At June 30, 2013, the percentage of our net par outstanding of obligations rated AAA, BBB and below investment grade (“BIG”) was 42.3%, 33.4% and 8.6%, respectively, compared to 45.0%, 31.2% and 8.5%, respectively, at December 31, 2012.
Public Finance. Our public finance insured portfolio continues to experience some stress from the current economic environment. As of June 30, 2013, our net claim liability for our healthcare and long-term care exposure was $12.3 million. More hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. It is uncertain whether the implementation of the Patient Protection and Affordable Care Act (the “ACA”) will have an impact on patient volumes or the level of charity care, which could ease some of the economic pressures on healthcare institutions if patient volumes increase or the need for charity care decreases. The implementation of the ACA could also result in unintended consequences, which could add to the financial burdens of hospitals and other health care providers. Further, long-term care facilities generally have been experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our net claim liability and loss reserves related to our healthcare and long-term care credits.
As of June 30, 2013, our net claim liability for general municipal obligations and other tax supported credits was $13.7 million. In general, municipal governments have been negatively impacted by the prolonged period of recession followed by limited economic growth. For example, there have been several municipal defaults and bankruptcy filings since the beginning of 2012, including several bankruptcy filings by California municipalities and by the City of Detroit. Although we do not have general obligation exposure to any of the California municipalities that have filed for bankruptcy thus far and, we have only a minimal exposure to general obligation unlimited tax bonds issued by the City of Detroit, developments in those cases could possibly serve to encourage bankruptcy filings by other severely distressed municipalities. As of June 30, 2013, we had $84.1 million of net par exposure to general obligations of California municipalities, all of which are currently rated investment grade, and $7.9 million of net par exposure to general obligation unlimited tax bonds issued by the City of Detroit.
We expect the negative trend in the public finance sector to continue, primarily due to the slow economic recovery, federal funding reductions, expected Medicare cuts, rising employee wages, pension and health care costs and continued stress on tax-based revenue receipts (in particular where tax revenues are derived from the value of real estate, as discussed below). We expect these factors to continue to strain the ability of government entities to maintain balanced budgets and adequate liquidity to meet near-term financial obligations. We may experience further credit deterioration and municipal defaults in our government-related insured credits, which could require increases in our net claim liability with respect to these credits.
We have experienced some credit deterioration in our insured portfolio of other tax supported bond transactions, in particular, those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined special districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. Even when property values begin to increase, there is a lag between the time the property values rise and when corresponding higher tax revenues can be realized. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts.
As of June 30, 2013, we had an aggregate of $169.0 million of Sovereign net par outstanding, $99.0 million (or 58.6%) of which was rated at least investment grade, and $70.0 million (or 41.4%) of which was rated BIG. All of our BIG exposure relates to the Stressed European Countries whose Sovereign obligations have been under particular stress due to economic uncertainty, potential debt restructuring and ratings downgrades. Due to volatile economic conditions and political uncertainty, particularly in the Stressed European Countries, we believe that there is significant risk of negative ratings and net claim liability developments in our Sovereign insured credits in the Stressed European Countries over the next few quarters. In particular, Spain, Italy and Portugal have experienced several consecutive quarters of declines in gross domestic product. As of June 30, 2013, our net par outstanding to Sovereign indebtedness in the Stressed European Countries was $89.9 million.

Structured Finance. Overall, the transactions in our financial guaranty structured finance portfolio have experienced stable credit performance during the first half of 2013.
The credit performance of our corporate CDO portfolio continues to improve and we continue to have strong subordination remaining in our corporate CDO transactions, all of which mature over the course of the next four years. To date in 2013, there have been no credit events that have reduced subordination levels. We continue to see stabilization and improved performance across many of the transactions in our directly insured trust preferred securities (“TruPs”) CDO portfolio. The bank issuers within these insured transactions continue to show improved performance. The number of cures of previous defaults and the repayment of interest payments previously deferred on the TruPs collateral continues to outpace new initial interest payment deferrals by the TruPs issuers. Under the terms of most TruPs, interest payment deferrals generally are permissible for up to five years. The insurance company issuers in our TruPs CDO portfolio generally remain stable. Our weighted average rating for our directly insured TruPs bonds improved from BBB- at December 31, 2012 to BBB as of June 30, 2013. As of June 30, 2013, $236.5 million of our TruPs net par outstanding (related to two TruPs bonds we insure) was rated BIG.
Our insured CDOs of commercial mortgage-backed securities (“CMBS”) transactions experienced mixed performance in the first half of 2013. During the first half of 2013, the average total delinquencies in the collateral supporting each of our CDOs of CMBS decreased. However, interest shortfalls occurred in five of the CMBS tranches that back the CDOs we insure as a result of reductions in the appraised value of properties, which allows servicers to stop making advances for interest and expenses related to the liquidation of certain properties. Our maximum total exposure to interest shortfalls on our CDOs of CMBS transactions is limited to the $4.3 million of contractual premium that is payable to us over the remaining life of the contracts. We currently do not expect to pay net claims on our CDOs of CMBS transactions and expect to be reimbursed for any reductions in the premiums we receive as a result of interest shortfalls. Due to deterioration in the performance of one of our CDOs of CMBS transactions, we downgraded its rating from AA to AA- in the second quarter of 2013. This CDO of CMBS transaction also recorded the first principal loss to a tranche backing one of our CDOs of CMBS transactions, which resulted in a modest reduction in the subordination remaining on this transaction. The ratings for our other CDOs of CMBS transactions remained unchanged as of June 30, 2013, with two rated AAA and one rated BBB-.
We currently insure a collateralized loan obligation (“CLO”) of middle market loans in a second-to-pay position through a CDS (the “CLO Transaction”) with $392 million of net par outstanding as of June 30, 2013, which we downgraded from BB+ to BB- in the first quarter of 2013. During 2013, this transaction has experienced ratings volatility associated primarily with changes in the credit profile of the primary insurer for the transaction. See “Quarter and Six Months Ended June 30, 2013 Compared to Quarter and Six Months Ended June 30, 2012—Pretax Income (Loss)” below for additional information regarding this CLO Transaction.

Quarter and Six Months Ended June 30, 2013 Compared to Quarter and Six Months Ended June 30, 2012
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Pretax income (loss)	$35.6	$(83.6)	n/m	$(149.8)	$(204.7)	(26.8)%
Net premiums written—insurance	0.1	(0.6)	n/m	(10.0)	(119.8)	(91.7)
Net premiums earned—insurance	15.2	16.0	(5.0)%	24.8	9.9	n/m
Net investment income	12.3	13.3	(7.5)	24.1	30.0	(19.7)
Net (losses) gains on investments	(46.9)	(0.3)	n/m	(49.1)	35.0	n/m
Change in fair value of derivative instruments	86.6	(33.1)	n/m	(81.1)	(105.9)	(23.4)
Net gains (losses) on other financial instruments	1.1	(61.9)	n/m	(2.7)	(79.0)	(96.6)
Gain on sale of affiliate	—	7.7	(100.0)	—	7.7	(100.0)
Other income	0.1	0.1	—	0.1	0.2	(50.0)
Provision for losses	3.9	2.8	39.3	4.0	34.2	(88.3)
Policy acquisition costs	3.5	2.9	20.7	9.0	22.3	(59.6)
Other operating expenses	9.7	8.9	9.0	24.0	22.8	5.3
Interest expense	15.7	10.9	44.0	28.9	23.3	24.0
______________________
n/m – not meaningful
Pretax Income (Loss). Our financial guaranty segment results for the three months ended June 30, 2013 were impacted by a significant decrease in the fair value liability of the CLO Transaction. In addition to the impact of the CLO Transaction, our financial guaranty segment results for the six months ended June 30, 2013 and 2012 also were impacted primarily by unrealized losses in the change in fair value of derivative instruments, resulting mainly from a tightening of our credit spreads. See “Impact of Radian’s Non-performance Risk on Financial Guaranty Results” below for additional information regarding the impact of changes in our five-year CDS spread on losses.
Our results for the three and six months ended June 30, 2012 reflect the impact of a commutation with one of our derivative counterparties. This commutation terminated: (i) our exposure to a CDO of asset-backed securities (“ABS”) transaction for which we had expected to pay claims on the $450.2 million net par that was outstanding at the time of the commutation and (ii) credit protection we provided through CDS on six directly insured TruPs CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation. These transactions together are referred to as the “Commutation Transactions.” Our financial guaranty segment results for the six months ended June 30, 2012 also reflect the impact of a January 2012 transaction with Assured (the “Assured Transaction”). Pursuant to the Assured Transaction, we: (a) commuted $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance had reinsured from Assured; (b) ceded $1.8 billion of direct public finance business to Assured; and (c) sold Municipal and Infrastructure Assurance Corporation, a municipal bond insurer that was licensed in 37 states and the District of Columbia, which sale was completed in the second quarter of 2012. The Assured Transaction increased our pretax loss for the first half of 2012 by $28.8 million.
Net Premiums Written and Earned.  Net premiums written and earned for the six months ended June 30, 2013 reflect the impact of the FGIC Commutation, which decreased premiums written and earned by $12.6 million and $2.5 million, respectively. Net premiums written and earned for the six months ended June 30, 2012 reflect the impact of the Assured Transaction, which decreased premiums written and earned by $119.8 million and $22.2 million, respectively. Our premiums earned have also been reduced commensurate with the decrease in our net par outstanding.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net premiums earned:
Public finance direct	$8,614	$14,147	$15,814	$24,360
Public finance reinsurance	5,903	822	7,350	5,592
Structured direct	152	246	352	628
Structured reinsurance	503	803	3,699	1,616
Trade credit reinsurance	—	(2)	—	(2)
Total premiums earned—insurance	15,172	16,016	27,215	32,194
Impact of commutations/reinsurance	—	—	(2,447)	(22,264)
Net premiums earned—insurance	$15,172	$16,016	$24,768	$9,930

Refundings included in total net premiums earned	$10,288	$10,483	$15,041	$18,707
Net Investment Income.  Our financial guaranty net investment income decreased for the three and six months ended June 30, 2013, compared to the same periods of 2012, primarily due to the reinvestment of proceeds from sales of investment securities into investments with lower market yields. All periods include an allocation to the financial guaranty segment of net investment income from Radian Group that is based on relative GAAP equity.
Net (Losses) Gains on Investments.  The components of the net (losses) gains on investments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net unrealized (losses) gains related to change in fair value of trading securities and other investments	$(50.3)	$(9.8)	$(55.0)	$3.0
Net realized gains on sales	3.4	9.5	5.8	32.0
Net (losses) gains on investments	$(46.9)	$(0.3)	$(49.2)	$35.0
In 2013, net unrealized losses primarily relate to change in fair value of our core fixed-income bond portfolio as a result of an increase in interest rates during the second quarter. During 2012 and to a lesser extent in 2013, as market prices of our investments strengthened, we made the decision to sell securities in our portfolio and reinvest the proceeds in similar securities. The realized gains from these sales, some of which had previously been unrealized, were additive to the respective statutory capital position of our subsidiaries that held the investments. During 2013, the majority of realized gains on sales relate to sales of international sovereign bonds.
Impact of Radian’s Non-performance Risk on Financial Guaranty Results
Radian Group’s five-year CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at June 30, 2013 implied a market view that there is a 31.8% probability that Radian Group will default in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012.

The following tables quantify the estimated impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets as of the dates indicated:

(In basis points)	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011
Radian Group’s five-year CDS spread	504	913	1,780	2,732

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk June 30, 2013	Impact of Radian Non-Performance Risk June 30, 2013	Fair Value (Asset) Liability Recorded June 30, 2013
Product
Corporate CDOs	$34.9	$36.5	$(1.6)
Non-Corporate CDO-related (1)	495.6	215.1	280.5
Total	$530.5	$251.6	$278.9

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset) Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related (1)	696.6	509.3	187.3
Total	$795.4	$610.9	$184.5
______________________

(1)
Includes the net fair value liability recorded within derivative assets and derivative liabilities, but does not include the net fair value liability of derivative assets or derivative liabilities within our consolidated VIEs, as Radian Group’s credit spread has no impact on the financial instruments in these VIEs.

Because we have the ability to hold our financial guaranty contracts to maturity, changes in market spreads often are not indicative of our ultimate net credit loss payments with respect to these obligations. Our estimated credit loss payments presented in the table below represent our current estimate of the present value (net of estimated recoveries) of claims that we expect to pay or recoveries that we expect to receive on our insured credit derivatives and net VIE liabilities. As illustrated in the table below, expected recoveries for our insured credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of June 30, 2013. This is primarily a result of our expected recovery on six TruPs (“Terminated TruPs CDOs”) that we commuted in April 2012 as part of the Commutation Transactions. We are entitled to recoveries related to these Terminated TruPs CDOs to the extent that any funds previously placed in a consolidated VIE as part of the commutation are remaining after the payment by the consolidated VIE of any credit losses on the Terminated TruPs CDOs.
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

The following table summarizes the fair value amounts related to insured obligations valued at fair value, as reflected on our condensed consolidated balance sheet at June 30, 2013 and the present value of our estimated credit loss recoveries on these obligations. Because the total present value of our estimated net credit losses currently is less than the net fair value liability, we expect the fair value liability, ultimately, to reverse before or at the maturity of these transactions.

(In millions)	Derivatives and VIEs
Balance Sheet
Other invested assets	$77.0
Derivative assets	7.0
Other assets	96.1
Total assets	180.1
Derivative liabilities	350.6
VIE debt - at fair value	95.8
Accounts payable and accrued expenses	0.3
Total liabilities	446.7
Total fair value net liabilities	$266.6

Present value of estimated credit loss payments (recoveries) (1)	$(77.2)
______________________

(1)
Represents the present value of our estimated credit loss payments (net of estimated recoveries) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. In April 2012, as part of several CDO commutation transactions, we made a payment with respect to the Terminated TruPs CDOs for which we currently expect a full recovery. There are no significant credit loss payments expected on the remaining fair value derivatives or VIEs, and when combined with the salvage recovery expected on the Terminated TruPs CDOs, this results in an aggregate net recovery as of June 30, 2013. The present value is calculated using a discount rate of approximately 1.9%, which approximates the average investment yield as reported in our most recently filed statutory financial statements.

Change in Fair Value of Derivative Instruments.  The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net premiums earned—derivatives	$4.8	$7.3	$9.8	$15.9
Financial Guaranty credit derivatives	80.3	(39.2)	(95.4)	(119.4)
Financial Guaranty VIE derivatives	1.4	(1.2)	4.5	(2.4)
Change in fair value of derivative instruments	$86.5	$(33.1)	$(81.1)	$(105.9)

The change in fair value of derivative instruments for the three months ended June 30, 2013 reflects an unrealized gain on the CLO Transaction. Our fair value model estimate for this transaction is based in large part on the ratings for the transaction and for MBIA Insurance Corp (“MBIA”), the primary insurer of the CLO Transaction. Ratings downgrades of the CLO Transaction by Standard and Poor’s Financial Services LLC (“S&P”) from B to CCC and by Moody’s Investor Service (“Moody’s”) from B2 to Caa2 in the first quarter of 2013, were a major factor in the significant increase in our fair value liability for the CLO Transaction in the first quarter of 2013. These ratings downgrades were predicated primarily on earlier ratings downgrades of MBIA by S&P and Moody’s rather than from a material deterioration in the expected performance of the underlying collateral. In May 2013, S&P and Moody’s upgraded the ratings of MBIA and the CLO Transaction from CCC to B and from Caa2 to B3, respectively, primarily due to the announcement by MBIA of a comprehensive settlement with Bank of America Corporation, which will, subject to regulatory approval, result in a substantial cash infusion to MBIA and the commutation of a significant portion of its CMBS exposure. These ratings upgrades significantly, but not entirely, reversed the first quarter increase in the fair value liability attributable to the CLO Transaction. Notwithstanding these ratings fluctuations and our downgrade of the rating of the CLO Transaction from BB+ to BB-, we do not expect the CLO Transaction to result in credit losses. The change in fair value of derivative instruments for the second quarter of 2012 reflects the loss resulting from our payment related to the Terminated TruPs CDOs as part of the Commutation Transactions. The results for the six months ended June 30, 2013 and 2012 were also impacted by the change in Radian Group’s five-year CDS spread, which tightened by 409 basis points and 952 basis points during the first half of 2013 and 2012, respectively, and resulted in large unrealized losses in both periods. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments.
Net Gains (Losses) on Other Financial Instruments.  The components of the net losses on other financial instruments for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Losses related to change in fair value of financial guaranty VIE debt	$(3.9)	$(68.3)	$(6.1)	$(101.8)
Gains related to other financial guaranty VIE assets	5.0	5.9	8.3	9.3
Gain (loss) on the purchase or exchange of long-term debt	—	0.7	(3.2)	14.0
Other	—	(0.2)	(1.7)	(0.5)
Net gains (losses) on other financial instruments	$1.1	$(61.9)	$(2.7)	$(79.0)
The results for the three months ended June 30, 2013 were impacted by losses on financial guaranty VIE debt that resulted from the tightening of Radian Group’s five-year CDS spread (as discussed above). The net losses for the six months ended June 30, 2013 also include an allocation to the financial guaranty segment of the loss on the exchange of debt in the first half of 2013. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding this transaction. The results for the three and six months ended June 30, 2012 were mainly impacted by the loss on the commutation of the CDO of ABS as part of the Commutation Transactions, for which we paid an amount in excess of the fair value liability that we had recorded previously. The results for the three and six months ended June 30, 2012 also include an allocation to the financial guaranty segment of a gain resulting from our repurchase during this period of a portion of our outstanding long-term debt at a discount to par.

Provision for Losses. The provision for losses increased for the three months ended June 30, 2013, due to loss developments in our public finance business. The provision for losses for the six months ended June 30, 2012 reflects an increase in our estimated claim liability related to our exposure to Greece in our public finance reinsurance business and increased loss severity in our structured finance business. We settled our exposure to Greece in the third quarter of 2012.
The following tables show financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2013	2012		2013		2012
Total net claims paid (recoveries)	$2,825	$(6,720)	(1)	$44,683	(2)	$2,280
______________________

(1)	Reduction primarily due to salvage recovery on a prior claim.

(2)	Reflects the impact of the FGIC Commutation.

(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Total reserve for losses	$25,629	$66,328	$94,937
Policy Acquisition Costs.  Policy acquisition costs for the six months ended June 30, 2013 reflect the write-off of $3.3 million of acquisition costs as a result of the FGIC Commutation and lower commission income. Policy acquisition costs for the six months ended June 30, 2012 reflect the $15.7 million write-off of acquisition costs as a result of the Assured Transaction during 2012.
Other Operating Expenses. The increase in other operating expenses for the three and six months ended June 30, 2013, compared to the same periods of 2012, was primarily due to an increase of approximately $2.3 million in compensation expense related to an increase in the estimated future value of long-term incentive awards that are settled in cash, but which are valued relative to the stock price of Radian Group’s common stock, which has increased significantly from December 31, 2012.

Off-Balance Sheet Arrangements
As a provider of credit enhancement, we have provided credit protection directly on transaction structures that involve VIEs. VIEs are entities, including corporations, trusts or partnerships, in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk to finance the VIE’s activities without additional subordinated financial support. We evaluate all VIEs for potential consolidation in accordance with the accounting standard regarding consolidation of VIEs.
VIEs often are created in structured transactions having a specific risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions described below. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. Our interests in VIEs either are accounted for as insurance contracts, financial guaranty derivatives or, in some cases, as consolidated VIEs, which are described more fully below. For insurance contracts with VIEs that we do not consolidate, we estimate reserves for losses and LAE, and for derivative interests in VIEs that we do not consolidate, we estimate changes in the fair value as a corresponding derivative asset or derivative liability. We do not record the underlying assets or liabilities of the VIEs on our balance sheets unless we consider that we are the primary beneficiary of the VIE.
Smart Home
In 2004, we developed a program referred to as Smart Home, for reinsuring risk associated with non-prime mortgages. These reinsurance transactions, through the use of VIE structures, effectively transferred risk from our portfolio to investors in the capital markets. From 2004 through 2007, we entered into four Smart Home transactions. As of December 31, 2012, we had terminated three of these transactions. The final Smart Home transaction matured in May 2013.
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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our 2012 Form 10-K, except as follows:

•
During the first six months of 2013, we exchanged $195.5 million of our outstanding 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 in order to improve our debt maturity profile. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information, including certain covenants to which we are subject.

•	On February 15, 2013, we repaid the remaining outstanding balance of $79.4 million of our 5.625% Senior Notes due February 2013.

•
In March 2013, we issued $400 million principal amount of the 2019 Convertible Senior Notes and received net proceeds of $389.8 million. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information, including certain covenants to which we are subject.

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
At June 30, 2013, Radian Group had immediately available unrestricted cash and liquid investments of $918.6 million. Approximately $102.6 million (of which approximately $14.3 million relates to payments we expect to make in 2013) of future expected corporate expenses and interest payments have been accrued for and paid by certain subsidiaries to Radian Group as of June 30, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of June 30, 2013 include these amounts. Net of these advances, our available holding company liquidity is $816.0 million. Of the $102.6 million of future expected corporate expenses, approximately $89.7 million relates to long-term stock-based compensation expense that could be reversed in whole or in part, depending on decreases in our stock price and other factors. To the extent this expense is reversed, Radian Group would be required to reimburse the subsidiaries that made these payments to Radian Group.
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
We expect to fund Radian Group’s short-term liquidity needs with: (i) existing cash and marketable securities and (ii) cash received under the expense-sharing arrangements with our subsidiaries. If Radian Group’s current sources of liquidity are insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity, or by selling assets, which we may not be able to do on favorable terms, if at all.
At June 30, 2013, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will have the ability to hold the securities until recovery of their cost basis or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of holding-company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $69.2 million. For the same period, payments of interest on our long-term debt are expected to be approximately $42.9 million. These amounts are expected to be fully reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs’ approval of Radian Mortgage Assurance Inc. (“RMAI”) as an eligible mortgage insurer, the consent of the GSEs would be required to modify or amend the expense-sharing agreements.

Capital Support for Subsidiaries.  In March 2013, Radian Group contributed $115 million of capital to Radian Guaranty to support Radian Guaranty’s risk-to-capital position. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding statutory risk-to-capital requirements. Radian Guaranty’s risk-to-capital ratio was 19.7 to 1 at June 30, 2013. We intend to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future. Absent any other form of risk-to-capital support, we estimate that between $150 million and $300 million in additional capital contributions from Radian Group will be required during the next 12 months, primarily as a result of the significant expected increase in our net RIF, in order to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below. See “Item 1A. Risk Factors—Our insurance subsidiaries are subject to comprehensive regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.”
Radian Group also could be required to provide capital support for our other mortgage insurance subsidiaries if additional capital is required pursuant to insurance laws and regulations. Certain of our mortgage insurance subsidiaries that provide reinsurance to Radian Guaranty currently are operating near minimum capital levels and have required, and in the future may again require, additional capital contributions from Radian Group, although these amounts are not expected to be material. For a discussion of potential changes to the GSEs’ eligibility requirements for private mortgage insurers, see “Item 1A. Risk Factors—We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.”
Dividends.  Our quarterly common stock dividend currently is $0.0025 per share, and based on our current outstanding shares of common stock, we would require approximately $1.7 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2013, our capital surplus was $901.9 million, representing our dividend limitation under Delaware law.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company federal tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that Radian Group is expected to make during the next 12 months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSEs’ approval of RMAI as an eligible mortgage insurer, the consent of the GSEs would be required to modify or amend the tax-sharing agreement.
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of our outstanding long-term debt, including $54.5 million principal amount of outstanding debt due in June 2015, $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017 and, at our option, any related conversion premium that we elect to settle in cash, and potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash; (ii) additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the U.S. Department of the Treasury resulting from the examination of our 2000 through 2007 federal tax returns by the Internal Revenue Service (“IRS”).
As of the balance sheet date, certain of our insurance subsidiaries, including Radian Guaranty, have incurred net operating losses (“NOLs”) that could not be carried-back and utilized on a separate company tax return basis. As a result, we are not currently obligated to reimburse these subsidiaries for their separate company NOL carryforward. However, if in a future period our consolidated NOL is fully utilized before a subsidiary has utilized its share of NOLs on a separate entity basis, then Radian Group may be obligated to fund such subsidiary’s share of our consolidated tax liability to the IRS. Currently, we do not expect to fund material obligations under the provisions described in this paragraph with regard to subsidiary NOLs incurred to date.

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
The GSEs currently are considering revisions to the GSEs’ standard mortgage insurer eligibility requirements, including certain changes that are more stringent than the current requirements. Among other changes, the new GSE eligibility requirements may include new capital standards for private mortgage insurers that could impose more onerous capital requirements than are currently in effect, including potentially: (i) a risk-to-capital ratio below (a) the current 25 to 1 requirement that is statutorily imposed in certain states and (b) the 20 to 1 risk-to-capital ratio that we currently expect to maintain for Radian Guaranty; (ii) higher capital requirements for loans insured prior to 2009; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to Radian Asset Assurance). While it remains unclear as to what form the new eligibility requirements may take or the potential implementation period that may be allowed, we expect the GSEs to release the new eligibility requirements by the end of 2013 and for them to become effective following a reasonable implementation period. If the new GSE eligibility requirements include more onerous capital requirements, including any one or more of the potential requirements referenced above, it is likely that we would need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, greater than anticipated capital contributions from Radian Group. For a further discussion of potential changes to the GSEs’ eligibility requirements for private mortgage insurers, including potential changes to capital requirements, see “Item 1A. Risk Factors—We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.”
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
Mortgage Insurance
As of June 30, 2013, our mortgage insurance segment maintained claims paying resources of $3.1 billion (which included contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves), excluding the statutory policyholders’ surplus of Radian Asset Assurance.

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
The amount, if any, and timing of Radian Asset Assurance’s dividend paying capacity will depend, in part, on the performance of our insured financial guaranty portfolio, including the establishment of, or change in, statutory reserves, as well as the amount we may pay to commute transactions. If the exposure in our financial guaranty business is reduced on an accelerated basis through the recapture or settlement of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to pay dividends to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, Radian Asset Assurance may have limited or no capacity to pay dividends to Radian Guaranty. In the event of a default giving rise to a claim payment obligation in our financial guaranty business, the statutory policyholders’ surplus of Radian Asset Assurance (and consequently Radian Guaranty) would be reduced in an amount equal to the present value of our expected future net claim liability (net of taxes) for such transactions. Any significant reduction in statutory policyholders’ surplus could also reduce Radian Asset Assurance’s capacity to pay dividends to Radian Guaranty and Radian Asset Assurance could be restricted from paying dividends altogether without prior approval from the NYSDFS. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $40 million to Radian Guaranty in July 2014.
Freddie Mac Approval
RMAI, a subsidiary of Radian Guaranty, is licensed to write mortgage insurance in all 50 states and the District of Columbia. In the event that Radian Guaranty’s statutory capital position were to deteriorate, we have received a limited approval from the GSEs to use RMAI to write new mortgage insurance in any state in which Radian Guaranty would not be permitted to write new business. Pursuant to the Freddie Mac Approval of RMAI as a special purpose mortgage insurer, Radian Group is required to make contributions to Radian Guaranty as may be necessary so that the “Liquid Assets” of Radian Guaranty, as defined in the Freddie Mac Approval, are at least $700 million throughout the term of the approval. As defined in the Freddie Mac Approval, “Liquid Assets” are equal to the sum of: (i) aggregate cash and cash equivalents, and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities (“RMBS”) guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association (“Ginnie Mae”); (b) securities rated single A or higher by either Moody’s, S&P or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of June 30, 2013, Radian Guaranty’s Liquid Assets under the Freddie Mac Approval were approximately $886.7 million. Although we do not expect that Radian Guaranty’s Liquid Assets will fall below $700 million before December 31, 2013, we do expect the amount of Radian Guaranty’s Liquid Assets to continue to decline through the remainder of 2013 (and thereafter) as Radian Guaranty’s claim payments and other uses of cash continue to exceed cash generated from operations. In the event Radian Guaranty’s Liquid Assets fall below $700 million, Radian Guaranty maintains significant additional liquid investments that may be converted into Liquid Assets to ensure ongoing compliance with the Freddie Mac Approval.

In light of Radian Guaranty’s capital position and the amount of unrestricted cash and liquid investments currently available at Radian Group, we do not anticipate the need to use RMAI in the foreseeable future for the purposes discussed above. However, while the GSEs limited approval of RMAI remains in place, we remain subject to the requirements and limitations specified above.
Financial Guaranty
As of June 30, 2013, Radian Asset Assurance maintained claims paying resources of $1.6 billion (which included statutory policyholders’ surplus, contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves). As of June 30, 2013, the statutory policyholders’ surplus of Radian Asset Assurance was approximately $1.2 billion. In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty. We expect that Radian Asset Assurance will have the capacity to pay another ordinary dividend of approximately $40 million to Radian Guaranty in 2014.
The principal demands for liquidity in our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes and dividends to Radian Guaranty.
Radian Asset Assurance could be required under certain circumstances to pay its counterparty the outstanding par amount with respect to four insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The current termination dates of these CDS contracts occur in 2017 and 2018, but will automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDOs) unless terminated by the counterparty. If Radian Asset Assurance were required to pay a liquidity claim, the counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We do not currently expect a liquidity claim to occur. At June 30, 2013, the net par outstanding of the insured TruPs bonds that are potentially subject to a liquidity claim was $353.1 million and had a weighted average rating of BBB- at that date. If Radian Asset Assurance were required to pay a liquidity claim, it would then have the right to receive payments equal to amounts that are subsequently paid to bondholders in respect of the relevant TruPs bonds.
In addition, four of the Terminated TruPs CDOs also had this liquidity claim feature, and while Radian Asset Assurance is no longer directly obligated to pay a liquidity claim for these terminated transactions, the CDS entered into by the limited purpose vehicle (“LPV”) with the counterparty includes provisions that provide the counterparty with substantially the same economic rights upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance. Consequently, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance’s projected and actual salvage recovery from the LPV, which was approximately $77.2 million as of June 30, 2013, may be materially reduced or eliminated.
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

	Six Months Ended June 30,
(In thousands)	2013	2012
Net loss	$(220,672)	$(288,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Net losses on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	221,381	91,717
Net payments related to derivative contracts and VIE debt (1)	(9,265)	(4,709)
Net cash paid for commutations, terminations and recaptures (1)	(52,400)	(240,110)
Commutation-related charges	5,300	36,500
Gain on sale of affiliate	—	(7,708)
Equity in net (income) loss of affiliates	(1)	13
Distribution from affiliates	—	92
Deferred tax benefit	(24,468)	(5,435)
Depreciation and amortization, net	39,556	30,761
Change in:
Reserve for losses and LAE	(391,846)	(60,770)
PDR	623	539
Unearned premiums	74,124	22,659
Deferred policy acquisition costs	14,475	14,320
Reinsurance recoverables	23,454	52,446
Other assets	9,681	10,095
Accounts payable and accrued expenses	18,488	(13,818)
Cash flows used in operating activities	$(291,570)	$(361,899)
______________________

(1)	Cash item.
Cash flows used in operating activities decreased for the first six months of 2013, compared to the same period of 2012, primarily as a result of a greater cash outflow in 2012 related to commutations and an increase in premiums received in 2013 resulting from a significant increase in NIW in 2013 and 2012, partially offset by an increase in mortgage insurance claims paid.
Stockholders’ Equity
Stockholders’ equity was $0.9 billion at June 30, 2013, compared to $0.7 billion at December 31, 2012. The increase in stockholders’ equity resulted primarily from an increase in additional paid-in capital that resulted from: (i) $299.5 million in net proceeds received in the first quarter of 2013 in connection with our issuance of 39.1 million shares of our common stock and (ii) the allocation to stockholders’ equity of $77.0 million of the total net proceeds received in the first quarter of 2013 from our issuance of $400 million in principal amount of the 2019 Convertible Senior Notes. These increases were partially offset by our net loss of $220.7 million for the first six months of 2013.

Ratings
Radian Group and our principal operating subsidiaries have been assigned the ratings set forth in the chart below. We believe that ratings often are considered by others in assessing our credit strength and the financial strength of our insurance subsidiaries and, in the past have been a significant factor in determining Radian Guaranty’s eligibility with the GSEs.

	MOODY’S (1)	S&P (2)
Radian Group	Caa1	B-
Radian Guaranty	Ba3	B
Radian Insurance Inc. (“Radian Insurance”)	(3)	(3)
RMAI	Ba3	B
Radian Asset Assurance	Ba1	B+
_____________________

(1)	Moody’s outlook for Radian Group and all of our rated mortgage insurance subsidiaries is currently Positive. Moody’s outlook for Radian Asset Assurance is currently Negative.

(2)	S&P’s outlook for Radian Group and all of our rated insurance subsidiaries is currently Stable.

(3)	Not currently rated.
Recent Ratings Actions
On July 9, 2013, S&P upgraded Radian Group’s credit ratings from CCC+ to B- and affirmed its outlook of “Stable.” S&P also upgraded the credit rating for all of our rated mortgage insurance subsidiaries from B- to B and affirmed its outlook of “Stable” on all of our rated mortgage insurance subsidiaries. According to S&P, this upgrade reflects: (1) S&P’s expectation that we have adequate resources to meets our insurance and financial obligations within the next 12 months; (2) an improvement in our financial risk profile; and (3) further improvement in our competitive position and business risk profile.

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

Estimating the loss reserves in both our mortgage insurance and financial guaranty business segments involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of each potential loss. The models, assumptions and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty, as has existed for the last several years. As such, we cannot be certain that our reserve estimate will be adequate to cover ultimate losses on incurred defaults.
Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures for an agreed upon payment, or payments, often at an amount less than the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured or reinsured policy generally are eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures or other negotiated terminations, which may result in differences in the accounting between transactions. In addition, for any particular transaction, there may be differences in accounting between the statutory financial statements of our insurance subsidiaries and our financial statements presented on a GAAP basis.
Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product, to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions or cancellations and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”), which is also impacted by claim curtailments. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates, we arrive at our estimate of loss reserves as of that time.
With respect to loans that are in default, considerable judgment is exercised as to the adequacy of reserve levels. Loss reserves are increased as defaulted loans age, up to a maximum of 240 days in default because historically, as loans aged in default, they have been more likely to result in foreclosure and have therefore been more likely to result in a claim payment. Reserves are also increased when a claim is submitted. In the past, as the default proceeded towards foreclosure, there was generally more certainty around these estimates. However, in the current environment in which many foreclosures have been delayed, significant uncertainty remains with respect to the ultimate resolution of aged defaults. This uncertainty requires management to use considerable judgment in estimating the rate at which these loans will result in claims. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE.
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer and for a certain number of defaults related to previously rescinded policies and denied claims that we estimate will be reinstated and subsequently paid. We generally give the insured up to 90 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to ultimately be resubmitted as a perfected claim and paid. Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers, our insureds have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.

We do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second loss position, we initially calculate the reserve for defaulted loans in the transaction as if there were no deductible. If the existing deductible for a given structured transaction is greater than the reserve amount for the defaults contained within the transaction, we do not establish a reserve for the defaults, or if appropriate, we record a partial reserve. We do not establish loss reserves for expected future claims on insured mortgages that are not in default. See “Reserve for Premium Deficiency (“PDR”)” below for an exception to this general principle.
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
Our aggregate weighted average net default to claim rate on our total first-lien portfolio, which is net of denials, rescissions and reinstatements, used in estimating our reserve for losses was approximately 48% at June 30, 2013, compared to 47% at December 31, 2012. The slight increase from December 31, 2012 to June 30, 2013 was primarily attributable to an increase in the weighted average age of underlying defaulted loans and a decrease in our estimate of rescissions and denials for our defaulted inventory as of June 30, 2013. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of June 30, 2013, our aggregate weighted average default to claim rate estimate on our total first-lien portfolio, net of denials, rescissions and reinstatements and excluding pending claims, was 40%, and ranged from 20% for insured loans that had missed two to three monthly payments to 47% for such loans that had missed 12 or more monthly payments. A key assumption affecting our reserving methodology is that our default to claim rates and severities will be consistent with our recent experience. Our estimate of expected insurance rescissions and claim denials embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.

We expect our rescission and denial rates to remain at elevated levels as long as defaults related to our legacy portfolio represent a significant percentage of our total default portfolio. The percentage of defaults associated with our legacy portfolio as a percentage of total defaults was 74.3% and 76.1% at June 30, 2013 and June 30, 2012, respectively. The elevated levels in the rate of rescissions and denials since 2009 have led to an increased risk of litigation by lenders, policyholders and servicers challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies; provided, however, that in certain instances, we may agree to extend or toll this right of action period while we are in discussions with servicers regarding rescissions and denials. We have faced an increasing number of challenges from certain lender and servicer customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, or if we reach a negotiated settlement that is in excess of our assumptions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims. We estimate our claim liability related to the potential future reinstatement of these previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month time frame as certain denials and rescissions are reinstated. As of June 30, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. As discussed above, we also establish reserves for IBNR defaults related to previously rescinded policies and denied claims, which we believe are likely to be reinstated (in the case of previously rescinded policies) or resubmitted (in the case of previously denied claims).
We considered the sensitivity of first-lien loss reserve estimates at June 30, 2013 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 27% of unpaid principal balance at June 30, 2013), we estimated that our loss reserves would change by approximately $76 million at June 30, 2013. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at June 30, 2013), we estimated that our loss reserves would change by approximately $4 million at June 30, 2013. For every one percentage point change in our net overall default to claim rate (which we estimate to be approximately 48% at June 30, 2013), we estimated a $47 million change in our loss reserves at June 30, 2013.
Financial Guaranty
In our financial guaranty segment, we recognize a net claim liability on our non-derivative transactions prior to an event of default (insured event) when there is evidence that credit deterioration has occurred for a particular policy and that the present value of the expected claim loss exceeds the unearned premium revenue. The expected claim loss is based on the probability-weighted present value of expected net cash outflows to be paid under, or in connection with, the policy. In measuring the net claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of various possible outcomes, including potential settlements or commutations, based on information currently available. We determine the existence of credit deterioration on directly insured policies based on periodic reporting from the insured party, indenture trustee or servicer and based on our surveillance efforts. These expected cash outflows are discounted using a risk-free rate. Our assumptions about the likelihood of outcomes, expected cash outflows and the appropriate risk-free rate are updated each reporting period. For assumed policies, we primarily use information provided by the ceding company, but also consider our specific knowledge of the credit for determining expected loss.
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

There are both performing and under-performing credits in our financial guaranty portfolio. Performing credits generally have investment grade ratings, denoting nominal to moderate credit risk. However, net claim liabilities may be established for performing credits if the expected losses on the credits exceed the unearned premium revenues for the contracts based on the present value of the expected net cash outflows. If our risk management department concludes that a directly insured transaction should no longer be considered performing, it is placed in one of three designated watch list categories for deteriorating credits: Special Mention, Intensified Surveillance or Case Reserve. Assumed exposures in financial guaranty’s reinsurance portfolio are generally placed in one of these categories if the ceding company for such transaction downgrades it to an equivalent watch list classification. However, should our financial guaranty risk management group disagree with the risk rating assigned by the ceding company, we may assign our own risk rating rather than use the risk rating assigned by the ceding company.
Reserve for Premium Deficiency (“PDR”)
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
For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of June 30, 2013, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will gradually return to normal historical levels over the next three years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and previously established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of June 30, 2013 or December 31, 2012. Our pre-tax investment yield used as the discount rate in these present value calculations was 2.02% and 1.98% as of June 30, 2013 and December 31, 2012, respectively. Expected losses are based on an assumed paid claim rate of approximately 9.9% on our total first-lien insurance portfolio (5.5% on performing loans and 48.3% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased from 9.9% to approximately 13.7%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
For our second-lien insurance business, we project future premiums and losses for this business using historical results to help determine future performance for both prepayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our pre-tax investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections. Our second-lien premium deficiency reserve was $4.3 million as of June 30, 2013 compared to $3.7 million as of December 31, 2012.
Evaluating the expected profitability of our existing mortgage insurance business and the need for a premium deficiency reserve for our first-lien business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a PDR may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. We cannot be certain that we have correctly estimated the expected profitability of our existing first-lien mortgage portfolio or that the second-lien PDR established will be adequate to cover the ultimate losses on our second-lien business.

For our financial guaranty business, to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was necessary as of June 30, 2013 or December 31, 2012.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2013, our total Level III assets were approximately 3.8% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 82% of the aggregate net par outstanding of our corporate CDO transactions (as of June 30, 2013) provide our counterparties with an additional right to terminate these transactions that is currently exercisable at any time. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of June 30, 2013, 45% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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
For each referenced corporate entity in our corporate CDO transactions, the CDS spreads associated with the term of our transactions (“credit curve”) define the estimated expected loss for each entity (as applied in a market standard approach known as “risk neutral” modeling). The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are derived from historical data.

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
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 13% of our corporate CDO contracts as of June 30, 2013 are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 86% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of June 30, 2013, 17% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

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
With respect to four insured TruPs transactions, our counterparties may require that we pay a liquidity claim for the outstanding par amount on the underlying TruPs bonds. For these transactions, an additional fair value adjustment is made. To calculate this adjustment, a probability that we will be required to pay a liquidity claim is assigned based on our internal cash flow projections. A discounted cash flow valuation is also performed for this scenario where we are required to make a liquidity claim. The fair value is set equal to the probability weighted average of the valuations from two scenarios: one in which our counterparty makes a liquidity claim and one in which the claim is not made.
In the second quarter of 2012, we agreed with one of our derivative counterparties (the “Counterparty”) to commute our credit protection on six of our directly insured TruPs CDO transactions. A significant portion of the amount paid in consideration for these commutations was deposited with an LPV (considered a VIE in accordance with the accounting guidance regarding VIEs). These funds were segregated to cover the Counterparty’s potential future losses on the TruPs bonds underlying the Terminated TruPs CDOs (the “Terminated TruPs Bonds”), through a CDS entered into by the VIE with the Counterparty. The CDS terminates concurrently with the Terminated TruPs Bonds for which we had provided credit protection, and provides for payment to the Counterparty substantially in accordance with the terms of our original CDS protection for the Terminated TruPs Bonds. In addition, pursuant to an agreement with the Counterparty, if any LPV Capital amount is remaining following the maturity of the CDS, Radian Asset Assurance is entitled to these remaining funds.
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
Prior to the termination of our CDO of ABS in the second quarter of 2012, our VIE debt and derivative liability within our CDOs of ABS transaction were consolidated and categorized in Level III of the fair value hierarchy. The fair value of the VIE debt and other liabilities exceeded the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporated a discount rate that is based on our CDS spread, the fair value was substantially less than our expected ultimate claim payments.

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
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of June 30, 2013 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

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
The assets and VIE debt related to these transactions are categorized in Level III of the fair value hierarchy. Our maximum principal exposure to loss from these transactions is $115.3 million; however, we do not currently expect to pay any claims related to these two VIEs. At June 30, 2013, we recorded $96.0 million of other assets, $95.8 million of VIE debt and $0.2 million of accounts payable and accrued expenses associated with these two VIEs.
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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. Prior to the second quarter of 2012, we consolidated the assets and liabilities associated with one CDOs of ABS transaction. This transaction was commuted in the second quarter of 2012 and as a result, the assets and liabilities were unconsolidated. During the second quarter of 2012, in connection with the commutation of certain of our insured TruPs CDO transactions, a new VIE was formed, which we consolidated as a result of our ongoing involvement with the entity, including our ability to impact the activities of the VIE in certain limited ways that could impact its economic performance. As of June 30, 2013, we are the primary beneficiary of our net interest margin securities (“NIMS”) transactions and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.

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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard regarding comprehensive income. This update requires an entity to present, either on the face of the financial statements or as a separate disclosure, the changes in the accumulated balances for each component of other comprehensive income included in that separate component of equity. In addition to the presentation of changes in accumulated balances, an entity is required to present separately for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income. We adopted this update effective January 1, 2013, and in Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, we present the changes in the accumulated balances for each component of other comprehensive income as well as current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income.
In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures.

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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at June 30, 2013 and December 31, 2012, was $5.3 billion and $5.2 billion, respectively, of which 94% was invested in fixed-income securities for both periods. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At June 30, 2013, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $213.1 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $221.2 million. At June 30, 2013, the average duration of the fixed-income portfolio was 4.4 years compared to 4.7 years at December 31, 2012.
Credit Risk
A significant portion of our credit protection is in the form of CDS and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS and TruPs. With the exception of our insured TruPs CDOs and related VIE (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. We have also incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread.
Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads, as well as our own credit default spread as of June 30, 2013. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above, which also includes a discussion of the material limitations of such methods. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Impact of Radian’s Non-performance Risk on Financial Guaranty Results.” Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 5.04% at June 30, 2013. Radian Group’s five-year CDS spread reflects the perceived risk that investors associate with us, which we are required to consider when determining our fair values; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at June 30, 2013, implies a market view that there is a 31.8% probability that Radian Group will default in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012.

Corporate CDOs ($ in millions)
Weighted average credit spread	0.35%
Fair value of net assets	$(1.6)

	Increase/(Decrease) in Fair Value Net Asset based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$(12.4)	$(15.3)	$(18.3)
0 basis points change in Radian Group’s CDS spread	0.8	—	(0.9)
50% widening of Radian Group’s CDS spread	3.3	3.0	2.7
_______________________

Non-Corporate CDO-related (1) ($ in millions)
Weighted average credit spread	1.52%
Fair value of net liabilities	$264.0

	Increase/(Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$80.7	$109.8	$139.1
0 basis points change in Radian Group’s CDS spread	(25.6)	—	26.0
50% widening of Radian Group’s CDS spread	(59.6)	(36.3)	(12.6)
______________________

(1)	Includes TruPs, CDOs of CMBS, and other non-corporate CDOs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and recent experience.
Foreign Exchange Rate Risk
As of June 30, 2013 we did not hold any foreign currency denominated securities in our investment portfolio. At December 31, 2012, we held approximately $23.7 million and $56.4 million dominated in Euros and Japanese Yen, respectively.

Equity Market Price
At June 30, 2013, the market value and cost of the equity securities in our investment portfolio were $279.4 million and $231.0 million, respectively. Included in the market value and cost of our equity securities at June 30, 2013 is $163.5 million and $152.9 million, respectively, of securities classified as trading securities. At December 31, 2012, the market value and cost of the equity securities in our investment portfolio were $265.9 million and $233.6 million, respectively. Included in the market value and cost of our equity securities at December 31, 2012 is $153.7 million and $145.3 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $27.9 million as of June 30, 2013.
We have certain long-term incentive awards issued primarily in 2011 and 2012 that are cash-settled. The compensation expense is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the six months ended June 30, 2013, our operating expenses included $56.9 million for these long-term incentive awards compared to $8.3 million for the six months ended June 30, 2012. Included in these expenses were $39.3 million and $1.2 million, respectively, related primarily to changes in our stock price, which increased by $5.51 and $0.95, respectively, during the six months ended June 30, 2013 and 2012.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2013, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the U.S. District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI alleges that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the alleged error. We believe that approximately 680 loans, which relate to approximately $20 million of RIF, were affected by this alleged error. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI is seeking money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. On October 18, 2010, Radian Guaranty filed a motion to dismiss this case, which the court granted on December 16, 2010, stating that AHMSI failed to establish that it is the real party in interest. On January 5, 2011, AHMSI filed an amended complaint that included the trustees of the securities as additional plaintiffs to the complaint. On May 31, 2011, Radian answered the amended complaint and, subsequently, filed a counterclaim seeking a declaratory judgment that, among other things, it is not in breach of its contractual duties. Radian also filed, and the court subsequently dismissed, a third party complaint against Sand Canyon Corporation, the servicer who allegedly made the error that led to the cancellation of the certificates of insurance, seeking indemnity and/or contribution. We expect that we will ultimately resolve this legal matter through a combination of the reinstatement of certain performing loans and the payment of an amount to the plaintiff that is not expected to have a material impact on our liquidity, results of operations or financial condition.

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximate 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith.  On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. Quicken has filed a response to Radian Guaranty’s motion to dismiss, and on January 11, 2013, Radian Guaranty filed a reply in further support of its motion to dismiss. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Settlement Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. On October 4, 2012, Radian Guaranty filed a motion to dismiss on a number of grounds, and on May 7, 2013, the court granted the motion and dismissed the plaintiffs’ claims with prejudice. The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations. On June 5, 2013, plaintiffs appealed these rulings to the United States Court of Appeals for the Ninth Circuit.
Each of the cases described below are putative class actions (with alleged facts substantially similar to the facts alleged in the Samp case discussed above) in which Radian Guaranty has been named as a defendant:

•
On December 30, 2011, a putative class action under RESPA titled White v. PNC Financial Services Group was filed in the U.S. District Court for the Eastern District of Pennsylvania. On September 29, 2012, plaintiffs filed an amended complaint. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On November 26, 2012, Radian Guaranty filed a motion to dismiss the plaintiffs’ claims as barred by the statute of limitations. On June 20, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on July 5, 2013. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on July 22, 2013.

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint.

•
On April 5, 2012, a putative class action under RESPA titled Riddle v. Bank of America Corporation, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. On January 4, 2013, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. The court denied that motion on April 11, 2013, and ordered a brief period of discovery limited to the statute of limitations issue. The discovery period was scheduled to end on June 14, 2013; however, on May 31, 2013, the plaintiffs voluntarily dismissed Radian Guaranty from the lawsuit because it did not insure any of their loans.

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint.

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On January 28, 2013, plaintiffs filed an amended complaint. On March 28, 2013, Radian Guaranty filed a motion to dismiss plaintiffs’ claims as barred by the statute of limitations. On June 27, 2013, the court denied that motion and ordered a brief period of discovery limited to the statute of limitations issue. The discovery period is scheduled to end on September 13, 2013.

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
In addition to the litigation discussed above, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and management believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial condition. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an unanticipated adverse effect on our liquidity, financial condition or results of operations for any particular period.
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of December 31, 2012, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $750 million.

Item 1A. Risk Factors.
The following risk factors previously included in our 2012 Form 10-K are updated as set forth below.
Our insurance subsidiaries are subject to comprehensive regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.
We and our insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments in the states where our insurance subsidiaries are licensed to transact business. These regulations are principally designed for the protection of our policyholders rather than for the benefit of investors. Insurance laws vary from state to state, but generally grant broad supervisory powers to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s ability to write new business.
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. These include risk-to-capital ratios, other risk-based capital measures and surplus requirements that potentially may limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs and our state insurance regulators also possess significant discretion with respect to our insurance subsidiaries. Our failure to maintain adequate levels of capital, among other things, could lead to intervention by the various insurance regulatory authorities or the GSEs, which could materially and adversely affect our business, business prospects and financial condition. For a discussion of potential changes to the GSEs’ eligibility requirements for private mortgage insurers, see “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.”
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF, or “risk-to-capital.” Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States, the Statutory RBC Requirement is that Radian Guaranty must maintain a minimum policyholder position, which is based on both risk and surplus levels (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. In 2012, and during the six months ended June 30, 2013, the RBC States accounted for approximately 54.3% and 55.2%, respectively, of Radian Guaranty’s total primary NIW.
As of June 30, 2013, Radian Guaranty’s risk-to-capital ratio was 19.7 to 1. We intend to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future, including by making contributions, as necessary, to Radian Guaranty from Radian Group’s available liquidity. Absent any other form of risk-to-capital support, we estimate that between $150 million and $300 million in additional capital contributions from Radian Group will be required during the next 12 months, primarily as a result of the significant expected increase in our net RIF, in order to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below.
In recent years, Radian Guaranty’s risk-to-capital ratio has been negatively impacted by operating losses. The ultimate amount and timing of future losses will depend, in part, on general economic conditions and other factors, including the health of credit markets, home prices and unemployment rates, all of which are difficult to predict and beyond our control. Our mortgage insurance incurred losses are driven primarily by new mortgage insurance defaults and changes in the assumptions used to determine our loss reserves. Establishing loss reserves in our businesses requires significant judgment by management with respect to the likelihood, magnitude and timing of anticipated losses. Our aggregate weighted average net default to claim rate assumption for our total first-lien portfolio (which is net of estimated denials, rescissions and reinstatements) used in estimating our reserve for losses was approximately 47% as of December 31, 2012, and 48% as of June 30, 2013. Assuming all other factors remain constant, for every one percentage point change in our net overall default to claim rate as of June 30, 2013 (which we estimate to be approximately 48% at June 30, 2013), we estimated a $47 million change in our loss reserves at June 30, 2013. To the extent this change increases loss reserves, Radian Guaranty’s statutory capital would be reduced by the after-tax impact of these incurred losses. Our level of incurred losses is also dependent on our estimate of anticipated rescissions and denials, including our estimate of the likely number of successful challenges to previously rescinded policies or claim denials, among other assumptions. If the actual losses we ultimately realize are in excess of the loss estimates we use in establishing loss reserves, we may be required to take unexpected charges to income, which could adversely affect Radian Guaranty’s statutory capital position.

If Radian Guaranty is not in compliance with a state’s applicable Statutory RBC Requirement, it may be prohibited from writing new business in that state until it is back in compliance or it receives a waiver of, or similar relief from, the requirement, as discussed in more detail below. In those states that do not have a Statutory RBC Requirement, it is not clear what actions the applicable state regulators would take if a mortgage insurer fails to meet the Statutory RBC Requirement established by another state. Accordingly, if Radian Guaranty were to fail to meet the Statutory RBC Requirement in one or more states, it could be required to suspend writing business in some or all of the states in which it does business. In addition, the GSEs and our mortgage lending customers may decide not to conduct new business with Radian Guaranty (or may reduce current business levels) or impose restrictions on Radian Guaranty while its capital position remained at such levels. The franchise value of our mortgage insurance business would likely be significantly diminished if we were prohibited from writing new business or restricted in the amount of new business we could write in one or more states.
Radian Guaranty’s capital position also is dependent on the performance of our financial guaranty portfolio. During the third quarter of 2008, we contributed our ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. Any decrease in the statutory capital in our financial guaranty business would therefore have a negative impact on Radian Guaranty’s capital position and may affect its ability to remain in compliance with Statutory RBC Requirements. In addition, any decrease in the amount of capital credit that Radian Guaranty otherwise receives for Radian Asset Assurance could have a negative impact on Radian Guaranty’s capital adequacy for purposes of GSE eligibility. As of June 30, 2013, our mortgage insurance segment maintained claims paying resources of $3.1 billion (which included contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves), excluding the statutory policyholders’ surplus of Radian Asset Assurance. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) statutory reserves on defaulted obligations that we have insured, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. See “Deterioration in our financial guaranty portfolio could reduce Radian Asset Assurance’s statutory surplus and negatively impact its ability to pay dividends to Radian Guaranty” in our 2012 Form 10-K.
We actively manage Radian Guaranty’s capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. At June 30, 2013, Radian Group had immediately available unrestricted cash and liquid investments of $918.6 million. Approximately $102.6 million (of which approximately $14.3 million relates to payments we expect to make in 2013) of future expected corporate expenses and interest payments have been accrued for and paid by certain subsidiaries to Radian Group as of June 30, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of June 30, 2013 include these amounts. Net of these advances, our available holding company liquidity is $816.0 million. Radian Group currently has outstanding $54.5 million of debt due in 2015, $195.5 million of debt due in June 2017, $450 million of convertible debt due in November 2017, which is to be settled in cash, and potentially $400 million of convertible debt due in March 2019, which at our option may be settled in cash. Depending on the extent of our future statutory incurred losses in our mortgage insurance subsidiaries and in Radian Asset Assurance, as well as the level of NIW and other factors, the amount of capital contributions required for Radian Guaranty to remain in compliance with the Statutory RBC Requirements could be substantial and could exceed amounts available at Radian Group. See “Radian Group’s sources of liquidity may be insufficient to fund its obligations.”
We use reinsurance from affiliated companies to support Radian Guaranty’s risk-to-capital ratio. Certain of these affiliated reinsurance companies currently are operating at or near minimum capital levels and have required, and may continue to require, additional capital contributions from Radian Group in the future. Radian Mortgage Insurance Inc. and Radian Insurance are each required to maintain a minimum statutory surplus of $20 million to remain authorized reinsurers. CMAC of Texas, which provides reinsurance to Radian Guaranty for coverage in excess of 25% of certain loans insured by Radian Guaranty, is a sister company of Radian Guaranty, and therefore, any contributions to this insurer would not be consolidated with Radian Guaranty’s capital for purposes of calculating Radian Guaranty’s risk-to-capital position. In addition, we must obtain prior approval from one or both of the GSEs to enter into new, or to modify existing, reinsurance arrangements. If we are limited in, or prohibited from, using reinsurance arrangements to reduce Radian Guaranty’s risk, including as the result of any new eligibility requirements adopted by the GSEs, it would adversely affect Radian Guaranty’s risk-to-capital position.

As of June 30, 2013, we were in compliance with all applicable Statutory RBC Requirements and, as discussed above, we expect to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future. However, in the event Radian Guaranty were unable to comply with applicable Statutory RBC Requirements, we have applied for waivers of the Statutory RBC Requirements or similar relief for Radian Guaranty in each of the RBC States. Of the 16 RBC States, New York does not possess the regulatory authority to grant waivers and Iowa, Kansas and Ohio have declined to grant waivers to Radian Guaranty. In addition, we have an application for a waiver pending in Idaho, and Oregon has indicated that it will not consider a waiver application until such time that Radian Guaranty has exceeded its Statutory RBC Requirement. Currently, Radian Guaranty has waivers or similar relief from the following RBC States: Kentucky, Wisconsin, Arizona, Missouri, North Carolina, California and Texas. Certain of the existing waivers contain conditions, including revised maximum risk-to-capital ratios, and several of the waivers expire on December 31, 2013. There can be no assurance that: (1) Radian Guaranty will be granted a waiver in Idaho or Oregon; (2) for any waiver granted, such regulator will not revoke or terminate the waiver, which the regulator generally has the authority to do at any time; (3) for any waiver granted, it will be renewed or extended after its expiration date; or (4) we will be able to comply with the conditions contained in any waiver or that additional requirements will not be imposed as a condition to such waivers or their renewal or extension.
In addition to filing for waivers in the RBC States, if necessary, we intend to write new first-lien insurance business in RMAI if any RBC State would not permit Radian Guaranty to continue writing insurance while it was out of compliance with applicable Statutory RBC Requirements. RMAI is a wholly-owned subsidiary of Radian Guaranty and is licensed to write mortgage insurance in each of the fifty states and the District of Columbia. Fannie Mae has approved RMAI to write new mortgage insurance business in any RBC State where Radian Guaranty would be prohibited from writing new business if it were not in compliance with the state’s Statutory RBC Requirement, without a waiver or other similar relief. The Fannie Mae Approval expires on December 31, 2013. Freddie Mac also has approved RMAI as a limited mortgage insurer to write business in those RBC States for which we are unable to obtain a waiver and this approval will also expire on December 31, 2013. These approvals (collectively, the “GSE Approvals”) are temporary and are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for RMAI, restrictions on the payment of dividends, restrictions on affiliate transactions involving Radian Guaranty or RMAI and requirements for capital contributions to RMAI under certain circumstances. There can be no assurance that: (1) we will be able to comply with the conditions imposed by the GSE Approvals; (2) the GSEs will not revoke or terminate their approvals, which they generally have the authority to do at any time; (3) the GSE Approvals will be renewed or extended after their expiration dates; or (4) additional requirements will not be imposed as a condition to such on-going approvals, including their renewal or extension.
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
During the third quarter of 2008, Radian Group contributed its ownership interest in Radian Asset Assurance to Radian Guaranty. While this reorganization has provided Radian Guaranty with substantial regulatory capital and dividends, it also makes the capital adequacy of our mortgage insurance business dependent, to a significant degree, on the successful run-off of our financial guaranty business. If our financial guaranty portfolio performs significantly worse than anticipated, including if we are required to establish (or increase) statutory reserves on defaulted obligations that we have insured, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty also would be negatively impacted. For a discussion of the credit performance of our financial guaranty portfolio see, “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Credit Performance/Credit Quality” in our 2012 Form 10-K and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty—Credit Performance/Credit Quality” in this Quarterly Report on Form 10-Q. A decrease in the capital support derived from our financial guaranty business could, therefore, lead to Radian Guaranty’s inability to continue to write new mortgage insurance business. For a discussion of the potential impact on Radian Guaranty of possible changes in the GSEs’ eligibility requirements related to the treatment of subsidiary capital, see “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.”
We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.
In order to maintain the highest level of eligibility with Freddie Mac and Fannie Mae, mortgage insurers historically have been required to maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose such eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them or take actions that may include not purchasing loans insured by such mortgage insurer. Both Freddie Mac and Fannie Mae have indicated that loss of mortgage insurer eligibility will no longer be automatic due to a failure to meet the financial strength rating requirements, and instead will be subject to review if and when the downgrade occurs. Because Radian Guaranty does not meet the financial strength rating requirements specified in the GSEs’ eligibility guidelines, Radian Guaranty currently is operating as an eligible insurer under remediation plans with Freddie Mac and Fannie Mae that describe how we intend to restore profitability and ultimately regain a higher rating for our mortgage insurance business. We cannot be certain whether, or for how long, either of the GSEs will continue to allow Radian Guaranty to operate as an eligible insurer under our existing remediation plans.
In addition to ratings requirements, the current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial and capital requirements that generally have mirrored state insurance regulatory requirements. The GSEs currently are considering revisions to the GSEs’ standard mortgage insurer eligibility requirements, including changes that are more stringent than the current requirements. Among other changes, the new GSE eligibility requirements may include new capital standards for private mortgage insurers that could impose more onerous capital requirements than are currently in effect, including potentially: (i) a risk-to-capital ratio below (a) the current 25 to 1 requirement that is statutorily imposed in most of the RBC States and (b) the 20 to 1 risk-to-capital ratio that we currently expect to maintain for Radian Guaranty; (ii) higher capital requirements for loans insured prior to 2009; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to Radian Asset Assurance, our financial guaranty subsidiary). While it remains unclear what form the new eligibility requirements may take or the potential implementation period that may be allowed, we expect the GSEs to release the new eligibility requirements by the end of 2013 and for them to become effective following an implementation period. If the new GSE eligibility requirements include more onerous capital requirements, including any one or more of the potential requirements referenced above, it is likely that we would need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, greater than anticipated capital contributions from available holding company funds or from funds raised in private or public capital transactions. See “Radian Group’s sources of liquidity may be insufficient to fund its obligations.”

In February 2012, RMAI was approved to operate as an eligible insurer on a limited basis in certain states, subject to the terms and conditions of the GSE Approvals. The GSE Approvals are conditioned upon our compliance with a broad range of conditions and restrictions, including without limitation, minimum capital and liquidity requirements, a maximum risk-to-capital ratio of 20 to 1 for RMAI, restrictions on payment of dividends and requirements governing the manner in which Radian Guaranty and RMAI conduct affiliate transactions. There can be no assurance that we will be able to maintain compliance with the requirements of the GSE Approvals or that the GSEs will not revoke their approvals. Failure to maintain compliance with the GSE Approvals could impact Radian Guaranty’s eligibility status with the GSEs.
We cannot be certain that Radian Guaranty and RMAI will be able to retain eligibility status with the GSEs. Loss of Radian Guaranty’s eligibility status with the GSEs would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and would negatively impact our results of operations and financial condition.
Radian Group’s sources of liquidity may be insufficient to fund its obligations.
Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands include funds for: (i) the payment of certain corporate expenses; (ii) interest payments on our outstanding debt; (iii) the repayment of our outstanding long-term debt, including $54.5 million principal amount of outstanding debt due in June 2015, $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017 and, at our option, any related conversion premium that we elect to settle in cash, and potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash; (iv) potential capital support for our mortgage insurance subsidiaries, including to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future; (v) potential payments to the U.S. Department of the Treasury resulting from the examination of our 2000 through 2007 federal tax returns by the IRS; and (vi) the payment of dividends on our common stock. At June 30, 2013, Radian Group had immediately available, unrestricted cash and liquid investments of $918.6 million. Net of these advances, our available holding company liquidity is $816.0 million. Approximately $102.6 million (of which approximately $14.3 million relates to payments we expect to make in 2013) of future expected corporate expenses and interest payments have been accrued for and paid by certain subsidiaries to Radian Group as of June 30, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of June 30, 2013 include these amounts.
As of June 30, 2013, Radian Guaranty’s risk-to-capital ratio was 19.7 to 1. We intend to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below for the foreseeable future, including as necessary, by making contributions to Radian Guaranty from Radian Group’s available liquidity. Absent any other form of risk-to-capital support, we estimate that between $150 million and $300 million in additional capital contributions from Radian Group will be required during the next 12 months, primarily as a result of the significant expected increase in our net RIF, in order to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below.
In recent years, Radian Guaranty’s risk-to-capital ratio has been negatively impacted by operating losses and if Radian Guaranty’s risk-to-capital ratio were to increase, Radian Group may be required to make additional capital contributions to Radian Guaranty, or provide other capital relief for Radian Guaranty, in order to support Radian Guaranty’s ability to continue writing mortgage insurance in those states that impose Statutory RBC Requirements. See “Our insurance subsidiaries are subject to comprehensive regulations and other requirements, including capital adequacy measures, which if we fail to satisfy, could limit our ability to write new insurance and increase restrictions and requirements placed on our insurance subsidiaries.”

Radian Group also could be required to provide capital support to Radian Guaranty if additional capital is required pursuant to insurance laws and regulations, or by the GSEs or rating agencies. The National Association of Insurance Commissioners (“NAIC”) is in the process of reviewing the minimum capital and surplus requirements for mortgage insurers and considering changes to the Mortgage Guaranty Insurers Model Act (the “Model Act”). While the outcome of this process is not known, it is possible that the NAIC will recommend and adopt more stringent capital requirements that could increase the capital requirements for Radian Guaranty in states that have adopted the Model Act. In addition, the GSEs currently are in discussions with mortgage insurers regarding revisions to the GSEs’ standard mortgage insurer eligibility requirements, including certain changes that are more stringent than the current eligibility requirements. See “We could lose our eligibility status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages insured by us, which would significantly impair our mortgage insurance franchise.” If the NAIC proposals or the new GSE eligibility requirements include more onerous capital requirements, it is likely that we would need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, making greater than anticipated capital contributions from Radian Group’s available unrestricted cash and liquid investments or from funds raised in private or public capital transactions.
Radian Group’s U.S. Consolidated federal income tax returns for tax years 2000 through 2007, which include the federal tax returns of our wholly-owned subsidiary, CMAC of Texas, were examined by the IRS. We are currently contesting proposed adjustments resulting from the IRS examination of these tax years, which, if sustained, would result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. Radian Group has agreed to indemnify CMAC of Texas for any tax payments ultimately due to the IRS for the proposed adjustments, which relate to the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic Real Estate Mortgage Investment Conduits (“REMICs”) residual interests currently held by CMAC of Texas. This indemnification was made in lieu of an immediate capital contribution to CMAC of Texas that otherwise would have been required for CMAC of Texas to maintain its minimum statutory surplus requirements in light of remeasurement as of December 31, 2011 of uncertain tax positions related to the portfolio of REMIC residual interests. See “The IRS is examining our tax returns for the years 2000 through 2007” in our 2012 Form 10-K.
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
In light of Radian Group’s long- and short-term needs, it is possible that our liquidity demands could exceed currently available holding company funds. As a result, we may need to consider various options to increase our available liquidity by incurring additional debt, by issuing additional equity or by selling assets, any of which we may be unable to do on favorable terms, if at all.

Item 6. Exhibits.

Exhibit No.	Exhibit Name
3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004 and filed on May 12, 2004)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 22, 2008 and filed on May 29, 2008)

3.3
Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 12, 2010 and filed on May 18, 2010)

3.4
Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

3.5
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 9, 2009 and filed on October 13, 2009)

3.6
Certificate of Amendment of Certificate of Incorporation of Radian Group Inc. effective as of May 15, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013 and filed on May 20, 2013)

*+10.1	2013 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between Radian Group Inc. and Sanford A. Ibrahim
*+10.2	2013 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between Radian Group Inc. and Sanford A. Ibrahim
*+10.3	2013 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between Radian Group Inc. and C. Robert Quint
*+10.4	2013 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between Radian Group Inc. and C. Robert Quint
*+10.5	Form of 2013 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan
*+10.6	Form of 2013 Stock Option Agreement under the 2008 Equity Compensation Plan
+10.7
Letter Agreement, dated May 16, 2013, between the Radian Group Inc. and S.A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013 and filed on May 20, 2013)

*12	Statement of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

August 9, 2013	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.1
Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 11, 2004 and filed on May 12, 2004)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 22, 2008 and filed on May 29, 2008)

3.3
Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 12, 2010 and filed on May 18, 2010)

3.4
Certificate of Change of Registered Agent and Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated November 10, 2010 and filed on November 16, 2010)

3.5
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated October 9, 2009 and filed on October 13, 2009)

3.6
Certificate of Amendment of Certificate of Incorporation of Radian Group Inc. effective as of May 15, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013 and filed on May 20, 2013)

*+10.1	2013 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between Radian Group Inc. and Sanford A. Ibrahim
*+10.2	2013 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between Radian Group Inc. and Sanford A. Ibrahim
*+10.3	2013 Performance-Based Restricted Stock Unit Grant Letter under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between Radian Group Inc. and C. Robert Quint
*+10.4	2013 Stock Option Agreement under the 2008 Equity Compensation Plan, dated as of May 14, 2013, between Radian Group Inc. and C. Robert Quint
*+10.5	Form of 2013 Performance-Based Restricted Stock Unit Agreement under the 2008 Equity Compensation Plan
*+10.6	Form of 2013 Stock Option Agreement under the 2008 Equity Compensation Plan
+10.7
Letter Agreement, dated May 16, 2013, between the Radian Group Inc. and S.A. Ibrahim (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated May 14, 2013 and filed on May 20, 2013)

*12	Statement of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.
+ Management contract, compensatory plan or arrangement.