Form 10-Q
period 2013-09-30
RADIAN GROUP INC
filed 2013-11-12
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
 FORM 10-Q
 _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 173,099,515 shares of common stock, $0.001 par value per share, outstanding on November 6, 2013.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions
All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” or the negative or other variations on these words and other similar expressions. These statements, which may include, without limitation, projections regarding our future performance and financial condition, are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking statement. These statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We operate in a changing environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements including:

•
changes in general economic and political conditions, including high unemployment rates and weakness in the U.S. housing and mortgage credit markets, a significant downturn in the U.S. or global economies, a lack of meaningful liquidity in the capital or credit markets, changes or volatility in interest rates or consumer confidence and changes in credit spreads, each of which may be accelerated or intensified by, among other things, legislative activity or inactivity, actual or threatened downgrades of U.S. government credit ratings, or actual or threatened defaults on U.S. government obligations;

•
changes in the way customers, investors, regulators or legislators perceive the strength of private mortgage insurers or financial guaranty providers, in particular in light of the fact that certain of our former competitors have ceased writing new insurance business and have been placed under supervision or receivership by insurance regulators;

•
catastrophic events, municipal and sovereign bankruptcy filings or other economic changes in geographic regions where our mortgage insurance exposure is more concentrated or where we have financial guaranty exposure;

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

•
our ability to maintain an adequate risk-to-capital position, minimum policyholder position and other surplus requirements for Radian Guaranty Inc. (“Radian Guaranty”), our principal mortgage insurance subsidiary, and an adequate minimum policyholder position and surplus for our insurance subsidiaries that provide reinsurance to Radian Guaranty;

•	our ability to continue to effectively mitigate our mortgage insurance and financial guaranty losses;

•
a more rapid than expected decrease in the levels of mortgage insurance rescissions and claim denials, which have reduced our paid losses and resulted in a significant reduction in our loss reserves, including a decrease in net rescissions or denials resulting from an increase in the number of successful challenges to previously rescinded policies or claim denials, or by the government-sponsored entities (“GSEs”) intervening in or otherwise limiting our loss mitigation practices, including settlements of disputes regarding loss mitigation activities;

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

•
heightened competition for our mortgage insurance business from others such as the Federal Housing Administration, the U.S. Department of Veterans Affairs and other private mortgage insurers, including in particular, those that have been assigned higher ratings than we have, that may have access to greater amounts of capital than we do, that are less dependent on capital support from their subsidiaries than we are or that are new entrants to the industry, and therefore, are not burdened by legacy obligations;

•
changes in requirements to remain an eligible insurer to the GSEs (which are expected to be released by the end of 2013 and implemented following a transition period), which may include more onerous risk-to-capital ratio requirements, higher capital requirements for loans insured prior to 2009 and a limitation on the amount of capital credit available for our subsidiaries, including capital attributable to our financial guaranty business;

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

•
the amount and timing of potential payments or adjustments associated with federal or other tax examinations, including adjustments proposed by the Internal Revenue Service resulting from the examination of our 2000 through 2007 tax years;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A of Part II of our Quarterly Reports on Form 10-Q filed in 2013, including this Quarterly Report on Form 10-Q, and subsequent reports and registration statements filed from time to time with the U.S. Securities and Exchange Commission. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements. (Unaudited)
Radian Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	September 30, 2013	December 31, 2012
ASSETS
Investments
Fixed-maturities held to maturity—at amortized cost (fair value $421 and $676)	$428	$679
Fixed-maturities available for sale—at fair value (amortized cost $97,819 and $39,481)	98,912	40,696
Equity securities available for sale—at fair value (cost $78,106 and $88,260)	121,868	112,139
Trading securities—at fair value	3,250,934	4,094,622
Short-term investments—at fair value	1,423,784	777,532
Other invested assets (including variable interest entity (“VIE”) assets of $79,749 and $78,006)	129,394	126,750
Total investments	5,025,320	5,152,418
Cash	35,325	31,555
Restricted cash	22,991	24,226
Deferred policy acquisition costs	68,461	88,202
Accrued investment income	28,453	34,349
Accounts and notes receivable	85,047	87,519
Property and equipment, at cost (less accumulated depreciation of $100,900 and $98,909)	9,126	7,456
Derivative assets (including VIE derivative assets of $1,577 and $1,585)	20,844	13,609
Deferred income taxes, net	17,902	—
Reinsurance recoverables	57,260	89,204
Other assets (including VIE other assets of $93,375 and $99,337)	387,844	374,662
Total assets	$5,758,573	$5,903,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$751,587	$648,682
Reserve for losses and loss adjustment expenses (“LAE”)	2,346,879	3,149,936
Reserve for premium deficiency (“PDR”)	1,983	3,685
Long-term debt	921,927	663,571
VIE debt—at fair value	104,218	108,858
Derivative liabilities (including VIE derivative liabilities of $68,040 and $70,467)	344,870	266,873
Accounts payable and accrued expenses (including VIE accounts payable of $285 and $366)	392,589	325,270
Total liabilities	4,864,053	5,166,875
Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 485,000,000 and 325,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively;190,634,951 and 151,131,173 shares issued at September 30, 2013 and December 31, 2012, respectively; 173,097,494 and 133,647,216 shares outstanding at September 30, 2013 and December 31, 2012, respectively	191	151
Treasury stock, at cost: 17,537,457 and 17,483,957 shares at September 30, 2013 and December 31, 2012, respectively	(892,807)	(892,094)
Additional paid-in capital	2,346,591	1,967,414
Retained deficit	(588,595)	(355,241)
Accumulated other comprehensive income	29,140	16,095
Total stockholders’ equity	894,520	736,325
Total liabilities and stockholders’ equity	$5,758,573	$5,903,200
See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenues:
Premiums written—insurance:
Direct	268,886	$232,086	$784,180	$650,188
Assumed	(126)	(918)	(10,729)	(89,434)
Ceded	(17,918)	(21,891)	(64,195)	(91,867)
Net premiums written	250,842	209,277	709,256	468,887
(Increase) decrease in unearned premiums	(38,858)	(18,314)	(91,560)	76,220
Net premiums earned—insurance	211,984	190,963	617,696	545,107
Net investment income	26,732	25,635	81,220	91,225
Net (losses) gains on investments	(7,132)	84,659	(142,891)	178,537
Change in fair value of derivative instruments	10,778	(41,056)	(70,357)	(146,937)
Net gains (losses) on other financial instruments	902	(740)	(3,585)	(80,454)
Gain on sale of affiliate	—	—	—	7,708
Other income	1,314	1,328	5,319	4,163
Total revenues	244,578	260,789	487,402	599,349
Expenses:
Provision for losses	157,174	176,352	429,524	653,374
Change in PDR	(2,325)	966	(1,703)	1,505
Policy acquisition costs	7,958	12,927	35,159	51,778
Other operating expenses	70,974	50,429	212,055	140,776
Interest expense	19,570	12,520	54,871	39,249
Total expenses	253,351	253,194	729,906	886,682
Equity in net income (loss) of affiliates	—	—	1	(13)
Pretax (loss) income	(8,773)	7,595	(242,503)	(287,346)
Income tax provision (benefit)	3,909	(6,730)	(9,149)	(13,180)
Net (loss) income	$(12,682)	$14,325	$(233,354)	$(274,166)
Basic net (loss) income per share	$(0.07)	$0.11	$(1.43)	$(2.07)
Diluted net (loss) income per share	$(0.07)	$0.11	$(1.43)	$(2.07)
Weighted-average number of common shares outstanding—basic	171,830	132,521	162,828	132,530
Weighted-average number of common and common equivalent shares outstanding—diluted	171,830	134,033	162,828	132,530
Dividends per share	$0.0025	$0.0025	$0.0075	$0.0075

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net (loss) income	$(12,682)	$14,325	$(233,354)	$(274,166)
Other comprehensive income (loss), net of tax (see Note 11):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment, net of tax	—	1	—	(7)
Less: Reclassification adjustment for net gains (losses) included in net (loss) income, net of tax	—	—	—	—
Net foreign currency translation adjustment, net of tax	—	1	—	(7)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period, net of tax	4,978	(1,618)	13,924	14,177
Less: Reclassification adjustment for net gains (losses) included in net (loss) income, net of tax	304	(1,189)	879	7,680
Net unrealized gains (losses) on investments, net of tax	4,674	(429)	13,045	6,497
Other comprehensive income (loss)	4,674	(428)	13,045	6,490
Comprehensive (loss) income	$(8,008)	$13,897	$(220,309)	$(267,676)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income	Total
BALANCE, JANUARY 1, 2012	$151	$(892,052)	$1,966,565	$96,227	$11,400	$1,182,291
Net loss	—	—	—	(274,166)	—	(274,166)
Net foreign currency translation adjustment, net of tax	—	—	—	—	(7)	(7)
Net unrealized gain on investments, net of tax	—	—	—	—	6,497	6,497
Repurchases of common stock under incentive plans	—	(42)	—	—	—	(42)
Issuance of common stock under benefit plans	—	—	468	—	—	468
Amortization of restricted stock	—	—	1,311	—	—	1,311
Stock-based compensation expense	—	—	(98)	—	—	(98)
Dividends declared	—	—	(1,001)	—	—	(1,001)
BALANCE, SEPTEMBER 30, 2012	$151	$(892,094)	$1,967,245	$(177,939)	$17,890	$915,253

BALANCE, JANUARY 1, 2013	$151	$(892,094)	$1,967,414	$(355,241)	$16,095	$736,325
Net loss	—	—	—	(233,354)	—	(233,354)
Net unrealized gain on investments, net of tax	—	—	—	—	13,045	13,045
Repurchases of common stock under incentive plans	—	(713)	—	—	—	(713)
Issuance of common stock - stock offering	39	—	299,371	—	—	299,410
Issuance of common stock under benefit plans	—	—	643	—	—	643
Issuance of common stock under incentive plans	1	—	62	—	—	63
Amortization of restricted stock	—	—	3,883	—	—	3,883
Issuance of convertible debt (See Note 10)	—	—	77,026	—	—	77,026
Stock-based compensation expense	—	—	(608)	—	—	(608)
Dividends declared	—	—	(1,200)	—	—	(1,200)
BALANCE, SEPTEMBER 30, 2013	$191	$(892,807)	$2,346,591	$(588,595)	$29,140	$894,520

See Notes to Unaudited Condensed Consolidated Financial Statements.

Radian Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2013	2012
Cash flows used in operating activities	$(567,642)	$(441,769)
Cash flows (used in) provided by investing activities:
Proceeds from sales of fixed-maturity investments available for sale	19,124	54,456
Proceeds from sales of equity securities available for sale	—	31,235
Proceeds from sales of trading securities	1,155,310	5,008,003
Proceeds from redemptions of fixed-maturity investments available for sale	7,721	4,459
Proceeds from redemptions of fixed-maturity investments held to maturity	255	1,505
Proceeds from redemptions of equity securities available for sale	10,503	—
Purchases of fixed-maturity investments available for sale	(80,758)	—
Purchases of trading securities	(507,034)	(4,933,850)
(Purchases)/sales and redemptions of short-term investments, net	(646,098)	481,673
Sales (purchases) of other invested assets, net	15,311	(73,684)
Proceeds from sale of investment in affiliate	—	14,700
(Purchases)/sales of property and equipment, net	(3,677)	118
Net cash (used in) provided by investing activities	(29,343)	588,615
Cash flows provided by (used in) financing activities:
Dividends paid	(1,200)	(1,001)
Proceeds/payments related to issuance or exchange of debt, net	381,165	—
Redemption of long-term debt	(79,372)	(153,261)
Issuance of common stock	299,410	—
Excess tax benefits from stock-based awards	752	—
Net cash provided by (used in) financing activities	600,755	(154,262)
Effect of exchange rate changes on cash	—	(11)
Increase (decrease) in cash	3,770	(7,427)
Cash, beginning of period	31,555	35,589
Cash, end of period	$35,325	$28,162

Supplemental disclosures of cash flow information:
Income taxes paid	$2,414	$1,530
Interest paid	$18,172	$24,531

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
Basic net (loss) income per share is based on the weighted-average number of common shares outstanding, while diluted net (loss) income per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of our convertible debt. As a result of our net loss for the three and nine months ended September 30, 2013, 43,289,967 shares of our common stock equivalents issued under our stock-based compensation arrangements and convertible debt were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive. For the three months ended September 30, 2012, 2,479,966 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net income per share as of such date because they were anti-dilutive. As a result of our net loss for the nine months ended September 30, 2012, 5,890,581 shares of our common stock equivalents issued under our stock-based compensation arrangements were not included in the calculation of diluted net loss per share as of such date because they were anti-dilutive.
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
Our mortgage insurance segment offers primary mortgage insurance coverage on residential first-liens. At September 30, 2013, primary insurance on first-liens comprised approximately 95.7% of our $41.0 billion total direct risk in force (“RIF”). In the past, we also wrote pool insurance, which at September 30, 2013, comprised approximately 4.1% of our total direct RIF. Additionally, we offered other forms of credit enhancement on residential mortgage assets. These products included mortgage insurance on second-lien mortgages, credit enhancement on net interest margin securities (“NIMS”), and primary mortgage insurance on international mortgages (collectively, we refer to the risk associated with these transactions as “non-traditional”). We stopped writing non-traditional business in 2007, other than a small amount of international mortgage insurance, which we discontinued writing in 2008. Our non-traditional RIF was $115 million as of September 30, 2013, representing less than 1% of our total direct RIF.
Financial Guaranty
Our financial guaranty segment has provided direct insurance and reinsurance on credit-based risks through Radian Asset Assurance Inc. (“Radian Asset Assurance”). Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty, which allows our financial guaranty business to serve as a source of capital for Radian Guaranty. We have provided financial guaranty credit protection in several forms, including through the issuance of financial guaranty policies, by insuring the obligations under one or more credit default swaps (“CDS”) and through the reinsurance of both types of obligations. In 2008, we ceased writing or assuming new financial guaranty business and since then, we have significantly reduced our financial guaranty operations. In addition, we have been proactive in reducing our financial guaranty exposures through transactions such as commutations, terminations, reinsurance and other settlements in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate access to that capital.
Business Conditions
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for both of our business segments. This negative operating environment was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio, together with business written prior to 2005, as our “legacy portfolio”).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In recent years, the operating environment for our businesses has shown signs of improvement. Although the U.S. economy and housing market remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of recent mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors in 2012, we experienced improvement in our results of operations, driven primarily by a 22% decline in new primary mortgage insurance defaults. Our new primary mortgage insurance defaults have continued to decline in 2013, including a 19% decline in the first nine months of 2013 compared to the number of new primary defaults in the first nine months of 2012. Although uncertainty remains with respect to the ultimate losses we may experience in our legacy portfolio, as we continue to write a significant volume of new insurance on high-quality mortgages, our legacy portfolio has become a smaller percentage of our total portfolio, and we expect this trend to continue. Our legacy portfolio represented approximately 43% of our total primary mortgage insurance RIF at September 30, 2013 compared to approximately 55% at December 31, 2012.
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
Our businesses also are significantly impacted by, and our future success may be affected by, legislative and regulatory developments impacting the housing finance industry. The GSEs are the primary beneficiaries of the majority of our mortgage insurance policies and the Federal Housing Administration remains our primary competitor outside of the private mortgage insurance industry. The GSEs’ current federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of a home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high loan-to-value (“LTV”) mortgages purchased by the GSEs generally are insured with private mortgage insurance. Changes in the charters or business practices of the GSEs, including the pursuit of alternatives to private mortgage insurance as a condition to purchasing high LTV loans, could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value.
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
Thus far in 2013, we have made further progress toward our objectives and in support of our business strategy, including by taking the following actions:

•
Radian Asset Assurance continued to proactively reduce its financial guaranty portfolio through a series of risk commutations, transaction settlements and terminations, and continued to provide capital support to Radian Guaranty.

-
In January 2013, $6.7 million of statutory contingency reserves were released due to the commutation of the remaining $822.2 million net par reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (the “FGIC Commutation”), including substantially all of our exposure to general obligation bonds issued by the City of Detroit;

-
In February 2013, the New York State Department of Financial Services approved the release of an additional $61.1 million of statutory contingency reserves resulting from the reduction in Radian Asset Assurance’s net par outstanding;

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

-
During the first nine months of 2013, in our financial guaranty business, four of our CDS counterparties exercised their termination rights with respect to nine collateralized debt obligations (“CDOs”) that we insured, and we agreed to the commutation of an additional CDO with another CDS counterparty (collectively, the “2013 CDO Terminations”), which reduced our net par outstanding by $3.4 billion in the aggregate; and

-	In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty.

•
During the first nine months of 2013, Radian Group exchanged $195.5 million of its outstanding 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 in order to improve its debt maturity profile. See Note 10 for further information.

•
In March 2013, Radian Group issued $400 million principal amount of 2.250% convertible unsecured senior notes due March 2019 (the “2019 Convertible Senior Notes”) and received net proceeds of approximately $389.8 million. See Note 10 for further information.

•	In March 2013, Radian Group sold 39.1 million shares of common stock at a public offering price of $8.00 per share and received net proceeds of approximately $299.4 million.

•
In August 2013, Radian Guaranty entered into a Master Transaction Agreement with Freddie Mac (the “Freddie Mac Agreement”) related to a group of 25,760 first-lien mortgage loans guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. The Freddie Mac Agreement caps Radian Guaranty’s total exposure on the entire population of loans subject to the agreement to $840 million. The maximum exposure of $840 million is comprised of $625 million of claim payments (consisting of $370 million of claims paid on this population of loans as of July 12, 2013 and $255 million paid at closing) and $215 million related to rescissions, denials, claim curtailments and cancellations (“Loss Mitigation Activity”) on these loans. See Notes 6 and 8 for additional information regarding this agreement.

At September 30, 2013, Radian Group had immediately available unrestricted cash and liquid investments of $822.1 million. Approximately $119.5 million (approximately $75.5 million of which relates to payments we expect to make in the next 12 months) of future expected corporate expenses and interest payments have been accrued for and paid by certain subsidiaries to Radian Group as of September 30, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of September 30, 2013 include these amounts. Net of these advances, our available holding company liquidity is $702.6 million. We expect to use a portion of our available liquidity to support Radian Guaranty’s capital position, including to continue to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below. In 2013, we have made contributions of $230 million to Radian Guaranty, including $115 million in the third quarter of 2013.

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
Beginning with the first quarter of 2013, management determined that the allocation of our consolidated provision for taxes to the segments is no longer material to the evaluation of our business results. Therefore, financial information for our business segments is disclosed on a pretax basis because senior management uses pretax results in the allocation of resources and in assessing the performance of the segments.
Summarized financial information concerning our segments, as of and for the periods indicated, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Mortgage Insurance
Net premiums written—insurance	$250,799	$209,890	$719,244	$589,261
Net premiums earned—insurance	$200,120	$178,685	$581,064	$522,899
Net investment income	14,868	14,758	45,236	50,377
Net (losses) gains on investments	(4,380)	43,379	(91,003)	102,219
Change in fair value of derivative instruments	—	(1)	—	(32)
Net losses on other financial instruments	(168)	(1,960)	(1,971)	(2,627)
Other income	1,250	1,280	5,121	3,928
Total revenues	211,690	236,141	538,447	676,764
Provision for losses	152,012	171,805	420,378	614,612
Change in PDR	(2,325)	966	(1,703)	1,505
Policy acquisition costs	5,839	10,126	24,072	26,662
Other operating expenses	59,590	40,250	176,665	107,787
Interest expense	4,447	1,910	10,820	5,355
Total expenses	219,563	225,057	630,232	755,921
Pretax (loss) income	$(7,873)	$11,084	$(91,785)	$(79,157)

Cash and investments	$2,790,050	$3,192,341
Deferred policy acquisition costs	29,158	39,148
Total assets	3,238,224	3,651,849
Unearned premiums	535,420	333,144
Reserve for losses and LAE	2,314,785	3,046,706
VIE debt	11,109	9,448
Derivative liabilities	—	—

New Insurance Written (“NIW”) (in millions)	$13,720	$10,598	$38,003	$25,398

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Financial Guaranty
Net premiums written—insurance	$43	$(613)	$(9,988)	$(120,374)
Net premiums earned—insurance	$11,864	$12,278	$36,632	$22,208
Net investment income	11,864	10,877	35,984	40,848
Net (losses) gains on investments	(2,752)	41,280	(51,888)	76,318
Change in fair value of derivative instruments	10,778	(41,055)	(70,357)	(146,905)
Net gains (losses) on other financial instruments	1,070	1,220	(1,614)	(77,827)
Gain on sale of affiliate	—	—	—	7,708
Other income	64	48	198	235
Total revenues	32,888	24,648	(51,045)	(77,415)
Provision for losses	5,162	4,547	9,146	38,762
Policy acquisition costs	2,119	2,801	11,087	25,116
Other operating expenses	11,384	10,179	35,390	32,989
Interest expense	15,123	10,610	44,051	33,894
Total expenses	33,788	28,137	99,674	130,761
Equity in net income (loss) of affiliates	—	—	1	(13)
Pretax loss	$(900)	$(3,489)	$(150,718)	$(208,189)

Cash and investments	$2,293,586	$2,099,454
Deferred policy acquisition costs	39,303	52,123
Total assets	2,520,349	2,389,508
Unearned premiums	216,167	281,311
Reserve for losses and LAE	32,094	72,891
VIE debt	93,109	100,203
Derivative liabilities	344,870	267,323
A reconciliation of segment pretax (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Mortgage Insurance pretax (loss) income	$(7,873)	$11,084	$(91,785)	$(79,157)
Financial Guaranty pretax loss	(900)	(3,489)	(150,718)	(208,189)
Income tax provision (benefit)	3,909	(6,730)	(9,149)	(13,180)
Consolidated net (loss) income	$(12,682)	$14,325	$(233,354)	$(274,166)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

3. Derivative Instruments
We provide a significant portion of our credit protection within our financial guaranty segment in the form of CDS. In many of our CDS transactions, primarily our corporate CDOs, we generally are required to make payments to our counterparty above a specified level of subordination, upon the occurrence of credit events related to the borrowings or bankruptcy of obligors contained within pools of corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of credit events related to the specific obligations in the pool. When we provide a CDS as credit protection on a specific obligation, we generally guarantee the full and timely payment of principal and interest when due on such obligation. These derivatives have various maturity dates, but the majority of the net par outstanding of our remaining insured CDS transactions, including all of our corporate CDOs, mature within five years.
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

(In thousands)	September 30, 2013	December 31, 2012
Balance Sheets
Derivative assets:
Financial Guaranty credit derivative assets	$7,311	$12,024
NIMS related and other	13,533	1,585
Total derivative assets	20,844	13,609
Derivative liabilities:
Financial Guaranty credit derivative liabilities	276,830	196,406
Financial Guaranty VIE derivative liabilities	68,040	70,467
Total derivative liabilities	344,870	266,873
Total derivative liabilities, net	$324,026	$253,264
The notional value of our derivative contracts at September 30, 2013 and December 31, 2012 was $14.2 billion and $19.2 billion, respectively.
The components of the gains (losses) included in the change in fair value of derivative instruments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Statements of Operations
Net premiums earned—derivatives	$4,170	$7,169	$14,019	$23,041
Financial Guaranty credit derivatives	9,198	(51,839)	(86,233)	(171,219)
Financial Guaranty VIE derivatives	(4,026)	3,616	513	1,253
NIMS related and other	1,436	(2)	1,344	(12)
Change in fair value of derivative instruments	$10,778	$(41,056)	$(70,357)	$(146,937)

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The valuation of derivative instruments may result in significant volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result, in part, from changes in corporate credit or asset-backed spreads and changes in the market’s perception of the creditworthiness of any: (i) underlying corporate entities; (ii) the credit performance of the assets underlying asset-backed securities (“ABS”); or (iii) primary obligors of obligations for which we provide second-to-pay credit protection. Additionally, when determining the fair value of our liabilities, we are required to incorporate into the fair value of those liabilities an adjustment that reflects our own non-performance risk, and consequently, changes in the market’s perception of our non-performance risk can also result in gains and losses on our derivative instruments. Any incurred gains or losses (which include any claim payments) on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in fair value of derivative instruments. Because our fair value determinations for derivative and other financial instruments are based on assumptions and estimates that are inherently subject to risk and uncertainty, our fair value amounts could vary significantly from period to period. See Note 4 for more information on the fair value of our derivative instruments.
The following table shows selected information about our derivative contracts:

($ in thousands)	September 30, 2013
	Number of Contracts	Par/ Notional Exposure	Total Net Asset/ (Liability)
Product
NIMS related and other (1)	2	$—	$13,533
Corporate CDOs	23	9,103,298	2,286
Non-Corporate CDOs and other derivative transactions:
Trust Preferred Securities (“TruPs”)	13	1,032,996	(35,652)
CDOs of commercial mortgage-backed securities (“CMBS”)	4	1,831,000	(99,255)
Other:
Structured finance	5	552,466	(82,133)
Public finance	22	1,312,117	(42,497)
Total Non-Corporate CDOs and other derivative transactions	44	4,728,579	(259,537)
Assumed financial guaranty credit derivatives:
Structured finance	26	159,774	(11,765)
Public finance	5	93,638	(503)
Total Assumed	31	253,412	(12,268)
Financial Guaranty VIE derivative liabilities (2)	1	77,686	(68,040)
Grand Total	101	$14,162,975	$(324,026)
 ______________________

(1)	Represents NIMS derivative assets related to consolidated NIMS VIEs and other purchased derivatives for which we do not have loss exposure that exceeds our net asset amount.

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
Our estimated fair value measurements are intended to reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model. Changes in economic conditions and capital market conditions, including but not limited to, credit spread changes, benchmark interest rate changes, market volatility and changes in the value of underlying collateral or of any third-party guaranty or insurance, could cause actual results to differ materially from our estimated fair value measurements. We define fair value as the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the event that our investments or derivative contracts were sold, commuted, terminated or settled with a counterparty or transferred in a forced liquidation, the amounts received or paid may be materially different from those determined in accordance with the accounting standard regarding fair value measurements. Differences may also arise between our recorded fair value and the settlement or termination value with a counterparty based upon consideration of information that may not be available to another market participant. Those differences, which may be material, are recorded as realized gains/(losses) in our condensed consolidated statements of operations in the period in which the transaction occurs. There were no significant changes to our fair value methodologies during the nine months ended September 30, 2013.
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
The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. We provide a qualitative description of the valuation techniques and inputs used for Level II recurring and non-recurring fair value measurements in our audited annual financial statements as of December 31, 2012. For a complete understanding of those valuation techniques and inputs used as of September 30, 2013, these unaudited condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in our 2012 Form 10-K.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of September 30, 2013:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$874.0	$416.9	$—	$1,290.9
State and municipal obligations	—	617.3	18.4	635.7
Money market instruments	548.1	—	—	548.1
Corporate bonds and notes	—	1,104.5	—	1,104.5
Residential mortgage-backed securities (“RMBS”)	—	603.6	—	603.6
CMBS	—	294.8	—	294.8
Other ABS	—	203.2	1.0	204.2
Hybrid securities	—	0.4	—	0.4
Equity securities (1)	116.7	93.2	0.4	210.3
Other investments (2)	—	2.5	80.2	82.7
Total Investments at Fair Value (3)	1,538.8	3,336.4	100.0	4,975.2
Derivative assets	—	12.0	8.9	20.9
Other assets (4)	—	—	93.2	93.2
Total Assets at Fair Value	$1,538.8	$3,348.4	$202.1	$5,089.3

Derivative liabilities	$—	$—	$344.9	$344.9
VIE debt (5)	—	—	104.2	104.2
Total Liabilities at Fair Value	$—	$—	$449.1	$449.1
______________________

(1)
Comprising broadly diversified domestic equity mutual funds included within Level I and various preferred and common stocks invested across numerous companies and industries included within Levels II and III.

(2)
Comprising TruPs ($0.9 million) and short-term certificates of deposit (“CDs”) ($1.6 million) included within Level II, and lottery annuities ($0.5 million) and a guaranteed investment contract held by a consolidated VIE ($79.7 million) within Level III.

(3)
Does not include fixed-maturities held to maturity ($0.4 million) and certain other invested assets ($49.6 million), primarily invested in limited partnerships, accounted for as cost-method investments and not measured at fair value.

(4)	Primarily comprising manufactured housing loan collateral related to two consolidated financial guaranty VIEs.

(5)	Comprising consolidated debt related to NIMS VIEs ($11.1 million) and amounts related to financial guaranty VIEs ($93.1 million).

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2012:

(In millions)	Level I	Level II	Level III	Total
Assets and Liabilities at Fair Value
Investment Portfolio:
U.S. government and agency securities	$137.8	$433.8	$—	$571.6
State and municipal obligations	—	669.0	19.0	688.0
Money market instruments	638.0	—	—	638.0
Corporate bonds and notes	—	1,373.6	—	1,373.6
RMBS	—	663.4	—	663.4
CMBS	—	237.3	—	237.3
Other ABS	—	252.4	1.7	254.1
Foreign government securities	—	117.7	—	117.7
Hybrid securities	—	211.9	—	211.9
Equity securities (1)	98.9	166.0	1.0	265.9
Other investments (2)	—	2.5	79.0	81.5
Total Investments at Fair Value (3)	874.7	4,127.6	100.7	5,103.0
Derivative assets	—	—	13.6	13.6
Other assets (4)	—	—	99.2	99.2
Total Assets at Fair Value	$874.7	$4,127.6	$213.5	$5,215.8

Derivative liabilities	$—	$—	$266.9	$266.9
VIE debt (5)	—	—	108.9	108.9
Total Liabilities at Fair Value	$—	$—	$375.8	$375.8
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following tables quantify the estimated impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets as of the dates indicated:

(In basis points)	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
Radian Group’s five-year CDS spread	419	913	1,089	2,732

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk September 30, 2013	Impact of Radian Non-Performance Risk September 30, 2013	Fair Value (Asset) Liability Recorded September 30, 2013
Product
Corporate CDOs	$19.8	$22.1	$(2.3)
Non-Corporate CDO-related (1)	493.1	221.3	271.8
NIMS-related (2)	12.1	2.6	9.5
Total	$525.0	$246.0	$279.0

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset) Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related (1)	696.6	509.3	187.3
NIMS-related (2)	13.0	4.7	8.3
Total	$808.4	$615.6	$192.8
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
Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at September 30, 2013 implied a market view that there is a 27.3% probability that Radian Group will default in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012. The cumulative impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities decreased by $369.6 million during the first nine months of 2013, as presented in the tables above.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2013:

(In millions)	Beginning Balance at July 1, 2013	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30, 2013
Investments:
State and municipal obligations	$19.4	$0.4	$—	$—	$—	$1.4	$—	$18.4
Other ABS	1.2	—	—	—	—	0.2	—	1.0
Equity securities	0.4	—	—	—	—	—	—	0.4
Other investments	77.4	2.3	0.5	—	—	—	—	80.2
Total Level III Investments	98.4	2.7	0.5	—	—	1.6	—	100.0
NIMS derivative assets	1.6	—	—	—	—	—	—	1.6
Other assets	96.0	2.7	—	—	—	5.5	—	93.2
Total Level III Assets	$196.0	$5.4	$0.5	$—	$—	$7.1	$—	$194.8

Derivative liabilities, net	$343.6	$11.4	$—	$—	$—	$(5.3)	$—	$337.5
VIE debt	106.8	(1.8)	—	—	—	4.4	—	104.2
Total Level III Liabilities, net	$450.4	$9.6	$—	$—	$—	$(0.9)	$—	$441.7
______________________

(1)
Includes unrealized gains (losses) for the quarter ended September 30, 2013, relating to assets and liabilities still held at September 30, 2013 as follows: $2.3 million for investments, $0.5 million for other assets, $5.9 million for derivative liabilities and $(1.0) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2013:

(In millions)	Beginning Balance at January 1, 2013	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)		Ending Balance at September 30, 2013
Investments:
State and municipal obligations	$19.0	$0.8	$—	$—	$—	$1.4	$—		$18.4
Corporate bonds and notes	—	(0.1)	2.7	—	—	—	(2.6)	(3)	—
CMBS	—	—	3.1	3.1	—	—	—		—
Other ABS	1.7	—	—	—	—	0.7	—		1.0
Equity securities	1.0	—	—	0.6	—	—	—		0.4
Other investments	79.0	0.4	1.3	0.1	—	0.4	—		80.2
Total Level III Investments	100.7	1.1	7.1	3.8	—	2.5	(2.6)		100.0
NIMS derivative assets	1.6	—	—	—	—	—	—		1.6
Other assets	99.2	11.1	—	—	—	17.1	—		93.2
Total Level III Assets	$201.5	$12.2	$7.1	$3.8	$—	$19.6	$(2.6)		$194.8

Derivative liabilities, net	$254.9	$(69.7)	$—	$—	$—	$(12.9)	$—		$337.5
VIE debt	108.9	(9.0)	—	—	—	13.7	—		104.2
Total Level III Liabilities, net	$363.8	$(78.7)	$—	$—	$—	$0.8	$—		$441.7
______________________

(1)
Includes unrealized gains (losses) for the nine months ended September 30, 2013, relating to assets and liabilities still held at September 30, 2013 as follows: $0.4 million for investments, $3.9 million for other assets, $(83.5) million for derivative liabilities and $(6.4) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

(3)
During the period, pricing from a third-party pricing source became available that utilized observable inputs for individual instruments. As a result, these instruments were transferred out of Level III and into Level II.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2012:

(In millions)	Balance at July 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements	Transfers Into (Out of) Level III (2)		Ending Balance at September 30, 2012
Investments:
State and municipal obligations	$19.6	$0.4	$—	$—	$—	$1.2	$—		$18.8
Other ABS	4.8	—	—	—	—	0.5	(4.3)	(3)	—
Equity securities	2.0	(0.4)	—	0.1	—	—	0.1		1.6
Other investments	76.5	(0.6)	0.9	0.1	—	—	—		76.7
Total Level III Investments	102.9	(0.6)	0.9	0.2	—	1.7	(4.2)		97.1
NIMS derivative assets	1.7	—	0.1	—	—	—	—		1.8
Other assets	100.7	6.1	—	—	—	6.2	—		100.6
Total Level III Assets	$205.3	$5.5	$1.0	$0.2	$—	$7.9	$(4.2)		$199.5

Derivative liabilities, net	$207.5	$(41.0)	$—	$—	$—	$(5.8)	$—		$254.3
VIE debt	107.8	(6.8)	—	—	—	4.9	—		109.7
Total Level III Liabilities, net	$315.3	$(47.8)	$—	$—	$—	$(0.9)	$—		$364.0
_______________________

(1)
Includes unrealized gains (losses) for the quarter ended September 30, 2012, relating to assets and liabilities still held at September 30, 2012 as follows: $(1.1) million for investments, $3.5 million for other assets, $(48.0) million for derivative liabilities, and $(5.8) million for VIE debt.

(2)	Transfers are recognized at the end of the period as the availability of market observed inputs change from period to period.

(3)
During the period, pricing from a third-party pricing source became available that utilized observable inputs for individual instruments. As a result, these instruments were transferred out of Level III and into Level II.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2012:

(In millions)	Balance at January 1, 2012	Realized and Unrealized Gains (Losses) Recorded in Earnings (1)	Purchases	Sales	Issuances	Settlements		Transfers Into (Out of) Level III (2)		Ending Balance at September 30, 2012
Investments:
State and municipal obligations	$62.5	$(3.6)	$—	$—	$—	$12.3		$(27.8)	(3)	$18.8
RMBS	45.5	6.1	—	—	—	51.6		—		—
CMBS	35.4	(11.4)	—	—	—	24.0		—		—
CDOs	5.5	0.8	—	—	—	6.3		—		—
Other ABS	2.9	0.8	5.2	—	—	4.6		(4.3)	(3)	—
Hybrid securities	4.8	0.1	0.1	4.9	—	—		(0.1)	(3)	—
Equity securities	0.8	0.1	—	0.1	—	—		0.8		1.6
Other investments	6.8	0.6	75.9	0.6	—	6.0		—		76.7
Total Level III Investments	164.2	(6.5)	81.2	5.6	—	104.8		(31.4)		97.1
NIMS derivative assets	1.6	—	0.2	—	—	—		—		1.8
Other assets	104.0	15.4	—	—	—	18.8		—		100.6
Total Level III Assets	$269.8	$8.9	$81.4	$5.6	$—	$123.6		$(31.4)		$199.5

Derivative liabilities, net	$110.6	$(146.9)	$—	$—	$—	$3.2		$—		$254.3
VIE debt	228.2	(111.2)	—	—	—	229.7	(4)	—		109.7
Total Level III Liabilities, net	$338.8	$(258.1)	$—	$—	$—	$232.9		$—		$364.0
_______________________

(1)
Includes unrealized gains (losses) for the nine months ended September 30, 2012, relating to assets and liabilities still held at September 30, 2012 as follows: $(0.1) million for investments, $7.3 million for other assets, $(188.3) million for derivative liabilities, and $(12.9) million for VIE debt.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of September 30, 2013:

(In millions)	Fair Value Net Asset (Liability) September 30, 2013 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Assets/Liabilities:
State and municipal obligations	$18.4	Discounted cash flow	Discount rate			8.4%
			Expected loss			11.1%
Other investments	79.7	Discounted cash flow	Discount rate			1.6%
Corporate CDOs	2.3	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	1.4%
			Own credit spread (2)	1.4%	-	5.3%
NIMS derivatives	1.6	Discounted cash flow	NIMS credit spread			43.6%
			Own credit spread (2)			1.4%
CDOs of CMBS	(99.3)	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	1.4%	-	5.3%
TruPs CDOs	(35.7)	Discounted cash flow	Principal recovery			72.0%
			Principal recovery (stressed)			62.0%
			Probability of conditional liquidity payment	0.8%	-	10.0%
			Own credit spread (2)	1.4%	-	5.3%
TruPs - related VIE	(68.0)	Discounted cash flow	Discount rate			13.0%
Other non-corporate CDOs and derivative transactions	(136.9)	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	1.4%	-	5.3%
NIMS VIE	(11.1)	Discounted cash flow	NIMS credit spread			43.6%
			Own credit spread (2)	1.8%	-	8.7%
______________________

(1)
Excludes certain assets and liabilities for which we do not develop quantitative unobservable inputs. The fair value estimates for these assets and liabilities are developed using third-party pricing information, generally without adjustment.

(2)	Represents the range of Radian Group’s CDS spread that a typical market participant might use in the valuation analysis based on the remaining term of the investment.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the significant unobservable inputs used in our recurring Level III fair value measurements as of December 31, 2012:

(In millions)	Fair Value Net Asset (Liability) December 31, 2012 (1)	Valuation Technique	Unobservable Input	Range/ Weighted Average
Level III Assets/Liabilities:
State and municipal obligations	$19.0	Discounted cash flow	Discount rate			8.8%
			Expected loss			19.0%
Other investments	78.0	Discounted cash flow	Discount rate			1.9%
Corporate CDOs	2.8	Base correlation model	Radian correlation to corporate index			85.0%
			Average credit spread	<0.1%	-	2.7%
			Own credit spread (2)	8.0%	-	9.1%
NIMS derivatives	1.6	Discounted cash flow	NIMS credit spread			44.0%
			Own credit spread (2)			8.5%
CDOs of CMBS	(74.7)	Discounted cash flow	Radian correlation to CMBS transaction index	72.0%	-	85.0%
			Own credit spread (2)	8.0%	-	9.1%
TruPs CDOs	(11.1)	Discounted cash flow	Principal recovery			65.0%
			Principal recovery (stressed)			60.0%
			Probability of conditional liquidity payment	0.8%	-	36.7%
			Own credit spread (2)	8.0%	-	9.1%
TruPs - related VIE	(70.4)	Discounted cash flow	Discount rate			13.4%
Other non-corporate CDOs and derivative transactions	(101.4)	Risk-based model	Average life (in years)	<1	-	20
			Own credit spread (2)	8.0%	-	9.1%
NIMS VIE	(9.9)	Discounted cash flow	NIMS credit spread			43.7%
			Own credit spread (2)	8.5%	-	10.9%
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
The significant unobservable inputs in the fair value measurement of our investment securities noted in the tables above include an interest rate used to discount the projected cash flows and an expected loss assumption. This expected loss assumption generally represents the principal shortfall we believe that a typical market participant would expect on our security as a result of the obligor’s failure to pay. In addition, our other investments include a guaranteed investment contract for which the counterparty’s non-performance risk is considered in the discount rate. Significant increases (decreases) in either the discount rates or loss estimates in isolation would result in a lower (higher) fair value measurement. Changes in these assumptions are independent and may move in either similar or opposite directions.
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
For our CDO of CMBS transactions, we use the CMBX index that most directly correlates to our transaction with respect to vintage and credit rating, and then we estimate losses by applying a correlation factor. Because we have exposure to more senior tranches, an increase in this factor generally increases the expected loss for our transactions, and therefore, increases our related liability.
For our TruPs CDOs, the performance of each underlying reference obligation is measured by a standard and distressed pricing, which indicates the expected principal recovery. An increase in the standard and stressed principal recovery decreases the loss severity of the transaction, and therefore, in isolation, decreases the related liability. For those transactions where we may be required to pay a “liquidity claim,” we also assign these transactions a probability that we will be required to pay such a claim, which generally would increase our related liability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Guaranty” for additional information regarding the potential payment of a liquidity claim.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2013, our total Level III assets were approximately 4.0% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.
Other Fair Value Disclosure
The carrying value and estimated fair value of other selected assets and liabilities not carried at fair value on our condensed consolidated balance sheets were as follows as of the dates indicated:

	September 30, 2013			December 31, 2012
(In millions)	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturities held to maturity	$0.4	$0.4	(1)	$0.7	$0.7	(1)
Other invested assets	49.6	54.2	(1)	48.7	57.4	(1)
Liabilities:
Long-term debt (3)	921.9	1,496.5	(1)	663.6	704.8	(1)
Non-derivative financial guaranty liabilities	165.8	234.6	(2)	232.9	308.1	(2)
______________________

(1)	These estimated fair values would be classified in Level II of the fair value hierarchy.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(2)	These estimated fair values would be classified in Level III of the fair value hierarchy.

(3)
The carrying amount of long-term debt is net of the equity component of our convertible notes, which is accounted for under the accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The fair value is estimated based on the quoted market prices for the same or similar issues. See Note 10 for further information.

5. VIEs
Our interests in VIEs for which we are not the primary beneficiary are accounted for as insurance or reinsurance contracts or credit derivatives. For insurance and reinsurance contracts, we record reserves for losses and LAE, and for credit derivatives, we record cumulative changes in fair value as a derivative asset or liability.
As of September 30, 2013, we are the primary beneficiary of our NIMS transactions and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value. In certain instances, the operating results of the consolidated VIE may generate taxable income or loss. The following relates to our consolidated and unconsolidated VIEs.
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
We also consolidate the assets and liabilities associated with two other financial guaranty structured finance transactions. In these transactions, we provide guarantees for VIEs that own manufactured housing loans. Prior to their consolidation, these transactions had been accounted for as insurance contracts. Due to the contractual provisions that allow us to replace and appoint the servicer who manages the collateral underlying the assets of the transactions, we concluded that we have the power to direct the activities of these VIEs. In addition, as the guarantor of certain classes of debt issued by these VIEs, we have the obligation to absorb losses that could be significant to these VIEs. The assets of these VIEs may only be used to settle the obligations of the VIEs, while due to the nature of our guarantees, creditors have recourse to our general credit as it relates to the VIE debt. However, due to the seniority of the bonds we insure in these transactions, we do not expect to incur a loss from our involvement with these two VIEs; as such, we did not have a net liability recorded for these transactions as of September 30, 2013 and do not expect to pay any losses.
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

	Consolidated		Unconsolidated
(In thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Balance Sheet:
Other invested assets	$79,749	$78,006	$—	$—
Derivative assets	—	—	1,176	3,201
Premiums receivable	—	—	2,290	2,859
Other assets	93,375	99,337	—	—
Unearned premiums	—	—	1,960	2,513
Reserve for losses and LAE	—	—	13,977	14,376
Derivative liabilities	68,040	70,467	259,261	175,781
VIE debt—at fair value	93,109	98,983	—	—
Accounts payable and accrued expenses	285	366	—	—

Maximum exposure (1)	123,849	120,939	4,748,667	5,096,718
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Consolidated		Unconsolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Statement of Operations:
Premiums earned	$—	$—	$872	$1,286
Net investment income	1,338	2,903	—	—
Net gain (loss) on investments	405	(3,128)	—	—
Change in fair value of derivative instruments—gain (loss)	513	1,253	(82,069)	(166,404)
Net gain (loss) on other financial instruments	3,377	(91,274)	—	—
Provision for losses—(decrease) increase	—	—	(208)	5,854
Other operating expenses	1,469	1,802	—	—

Net Cash Inflow (Outflow)	333	(134,600)	4,133	(70,486)
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

(In thousands)	September 30, 2013	December 31, 2012
Balance Sheet:
Derivative assets	$1,577	$1,585
VIE debt—at fair value	11,109	9,875

Maximum exposure (1)	14,061	14,061
______________________

(1)
The difference between the carrying amounts of the net asset/liability position and maximum exposure related to VIEs is primarily due to the difference between the face amount of the obligation and the recorded fair values, which include an adjustment for our non-performance risk, as applicable.

	Nine Months Ended September 30,
(In thousands)	2013	2012
Statement of Operations:
Net investment income	$178	$427
Change in fair value of derivative instruments—gain	—	3
Net loss on other financial instruments	(1,270)	(4,500)

Net Cash Inflow	149	4,301

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6. Investments
Securities within our investment portfolio determined to be “held to maturity” and “available for sale” consisted of the following as of the dates indicated:

	September 30, 2013
(In thousands)	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed-maturities held to maturity:
Bonds and notes:
State and municipal obligations	$428	$421	$—	$7
	$428	$421	$—	$7
Fixed-maturities available for sale:
U.S. government and agency securities	$3,465	$3,714	$249	$—
State and municipal obligations	12,309	11,792	22	539
Corporate bonds and notes	7,463	7,493	457	427
RMBS	74,187	75,491	1,304	—
Other investments	395	422	27	—
	$97,819	$98,912	$2,059	$966
Equity securities available for sale (1)	$78,106	$121,868	$43,762	$—
Total debt and equity securities	$176,353	$221,201	$45,821	$973
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($116.7 million fair value) and various preferred and common stocks invested across numerous companies and industries ($5.2 million fair value) that are carried at cost.

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
______________________

(1)
Comprising broadly diversified domestic equity mutual funds ($98.9 million fair value) and various preferred and common stocks invested across numerous companies and industries ($13.2 million fair value) that are carried at cost.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The trading securities within our investment portfolio, which are recorded at fair value, consisted of the following as of the dates indicated:

(In thousands)	September 30, 2013	December 31, 2012
Trading securities:
U.S. government and agency securities	$413,169	$428,519
State and municipal obligations	623,899	669,975
Corporate bonds and notes	1,097,034	1,357,175
RMBS	528,103	663,307
CMBS	294,752	237,294
Other ABS	204,187	254,102
Foreign government securities (1)	—	117,686
Hybrid securities	417	211,944
Equity securities	88,435	153,722
Other investments	938	898
Total	$3,250,934	$4,094,622
_______________________

(1)
As of September 30, 2013, there were no foreign government securities in our investment portfolio. We sold our investment in foreign government securities during the first quarter of 2013, as our market view of these investments changed, and their performance did not meet our expectations.

For trading securities held at September 30, 2013 and December 31, 2012, we had net losses during 2013 and net gains during 2012 in the amounts of $144.6 million and $29.8 million, respectively.
As part of the Freddie Mac Agreement, Radian Guaranty deposited $205 million into a collateral account, currently invested primarily in trading securities, to cover loss mitigation activity on the related loans. A portion of the funds deposited may be released to Radian Guaranty over time. See Note 8 for further information.
The following tables show the gross unrealized losses and fair value of our securities deemed “available for sale” and “held to maturity,” aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

September 30, 2013: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	3	$5,506	$546	3	$5,506	$546
Corporate bonds and notes	—	—	—	2	2,976	427	2	2,976	427
Total	—	$—	$—	5	$8,482	$973	5	$8,482	$973

December 31, 2012: ($ in thousands) Description of Securities	Less Than 12 Months			12 Months or Greater			Total
	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses	# of securities	Fair Value	Unrealized Losses
State and municipal obligations	—	$—	$—	2	$6,004	$49	2	$6,004	$49
Corporate bonds and notes	—	—	—	6	5,329	359	6	5,329	359
RMBS	1	31	2	—	—	—	1	31	2
Total	1	$31	$2	8	$11,333	$408	9	$11,364	$410

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

During the first nine months of 2013 and 2012, there were no credit losses recognized in earnings.
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
We hold securities in an unrealized loss position that we did not consider to be other-than-temporarily impaired as of September 30, 2013. For all investment categories, the unrealized losses of 12 months or greater duration as of September 30, 2013, were generally caused by interest rate or credit spread movements since the purchase date of such securities. As of September 30, 2013, we expected the present value of cash flows to be collected from these securities to be sufficient to recover the amortized cost basis of these securities. At September 30, 2013, we did not have the intent to sell any debt securities in an unrealized loss position, and we determined that it is more likely than not that we will have the ability to hold the securities until recovery or maturity; therefore, we did not consider these investments to be other-than-temporarily impaired at September 30, 2013.
The contractual maturities of fixed-maturity investments are as follows:

	September 30, 2013
	Held to Maturity		Available for Sale
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less (1)	$—	$—	$3,483	$3,137
Due after one year through five years (1)	120	120	5,249	5,496
Due after five years through ten years (1)	—	—	639	654
Due after ten years (1)	308	301	14,261	14,134
RMBS (2)	—	—	74,187	75,491
Total	$428	$421	$97,819	$98,912
______________________

(1)	Actual maturities may differ as a result of calls before scheduled maturity.

(2)	RMBS are shown separately given their varying maturity dates.

7. Reinsurance
In our mortgage insurance business, we use reinsurance as a risk management tool to reduce our net RIF in order to help manage Radian Guaranty’s regulatory risk-to-capital ratio. See Note 13 for information regarding statutory capital requirements for our insurance subsidiaries. We have primarily used reinsurance in our financial guaranty business to the extent necessary to comply with applicable single risk limits. However, in January 2012, as part of a transaction with one of our primary insurers (discussed below), we ceded $1.8 billion of our financial guaranty direct public finance risk as a means of reducing our net par outstanding. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums on risk that we have ceded of $75.8 million and $64.5 million at September 30, 2013 and December 31, 2012, respectively.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The effect of assumed or ceded reinsurance in our mortgage insurance and financial guaranty businesses on net premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net premiums written-insurance:
Direct	268,886	232,086	784,180	650,188
Assumed	(126)	(918)	(10,729)	(89,434)
Ceded	(17,918)	(21,891)	(64,195)	(91,867)
Net premiums written-insurance	$250,842	$209,277	$709,256	$468,887
Net premiums earned-insurance:
Direct	$228,162	$201,988	$660,687	$590,016
Assumed	1,943	3,408	10,573	(5,573)
Ceded	(18,121)	(14,433)	(53,564)	(39,336)
Net premiums earned-insurance	$211,984	$190,963	$617,696	$545,107
In January 2013, pursuant to the FGIC Commutation, we commuted $822.2 million of financial guaranty net par outstanding, which included substantially all of our exposure to general obligation bonds issued by the City of Detroit. This transaction reduced our net premiums written by $12.6 million and reduced our net premiums earned by $2.5 million in the first quarter of 2013.
In January 2012, Radian Asset Assurance entered into a transaction with subsidiaries of Assured Guaranty Ltd. (collectively “Assured”) that included the commutation of $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance had reinsured from Assured, and the cession of $1.8 billion of direct public finance business to Assured. This transaction reduced our net premiums written by $119.8 million and reduced our net premiums earned by $22.2 million in the first quarter of 2012.
During the second quarter of 2012, Radian Guaranty entered into a quota share reinsurance (“QSR”) agreement with a third-party reinsurance provider (the “Initial QSR Transaction”). Through the Initial QSR Transaction, Radian Guaranty agreed to cede to the third party reinsurance provider 20% of its NIW beginning with the business written in the fourth quarter of 2011. As of September 30, 2013, RIF ceded under the Initial QSR Transaction was $1.4 billion. Radian Guaranty has the ability, at its option, to recapture two-thirds of the reinsurance ceded as part of this transaction on December 31, 2014, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. We are no longer ceding NIW under the Initial QSR Transaction.
The following table shows the amounts related to the Initial QSR Transaction as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Ceded premiums written	$5,551	$16,378	$17,573	$41,855
Ceded premiums earned	7,216	5,291	22,711	8,389
Ceding commissions written	1,388	4,095	4,393	10,464

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In the fourth quarter of 2012, Radian Guaranty and the same third-party reinsurance provider entered into a second QSR agreement (the “Second QSR Transaction”). The limitation on ceded risk was $750 million initially and the parties have the ability to mutually increase the amount of ceded risk up to a maximum of $2 billion. As of September 30, 2013, RIF ceded under the Second QSR Transaction was $1.2 billion. The agreed upon terms also provide that, effective as of December 31, 2015, Radian Guaranty will have the ability, at its option (the “Commutation Option”), to recapture one-half of the reinsurance ceded with respect to conventional GSE loans, which would result in Radian Guaranty reassuming the related RIF in exchange for a payment of a predefined commutation amount from the reinsurer. Pursuant to the original terms of the Second QSR Transaction:

(i)
Radian Guaranty agreed to cede to the reinsurer 20% of all premiums and losses incurred with respect to conventional GSE loans and will initially receive a 35% ceding commission; provided, that if we do not exercise our Commutation Option, the ceding commission will be reduced to 30% for the portion of the ceded RIF that was subject to the Commutation Option; and

(ii)
Radian Guaranty has the ability to cede 100% of all premiums and losses incurred with respect to non-conventional portfolio loans and will receive a 25% ceding commission. We have not ceded any risk on non-conventional portfolio loans.

Effective April 1, 2013, Radian Guaranty amended the original terms of the Second QSR Transaction to reduce the percentage of all premiums and losses incurred on new business that will be ceded to the reinsurer under this reinsurance agreement on a prospective basis from 20% to 5% with respect to NIW on conventional GSE loans.
The following table shows the amounts related to the Second QSR Transaction as of the periods indicated:

(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Ceded premiums written	$8,233	$32,253
Ceded premiums earned	5,099	12,220
Ceding commissions written	2,882	11,289

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8. Losses and LAE
Our reserve for losses and LAE, as of the dates indicated, consisted of:

(In thousands)	September 30, 2013	December 31, 2012
Mortgage insurance reserves	$2,314,785	$3,083,608
Financial guaranty reserves	32,094	66,328
Total reserve for losses and LAE	$2,346,879	$3,149,936
The following table presents information relating to our mortgage insurance reserves for losses, including our estimate of defaults incurred but not reported (“IBNR”), and LAE as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Mortgage Insurance
Balance at beginning of period	$2,690,861	$3,155,343	$3,083,608	$3,247,900
Less reinsurance recoverables (1)	58,427	97,845	83,238	151,569
Balance at beginning of period, net of reinsurance recoverables	2,632,434	3,057,498	3,000,370	3,096,331
Add losses and LAE incurred in respect of default notices reported and unreported in:
Current year (2)	140,015	248,806	477,155	686,080
Prior years	11,997	(77,001)	(56,777)	(71,468)
Total incurred	152,012	171,805	420,378	614,612
Deduct paid claims and LAE related to:
Current year (2)	21,334	2,912	21,483	3,185
Prior years	498,002	269,486	1,134,155	750,853
Total paid	519,336	272,398	1,155,638	754,038
Balance at end of period, net of reinsurance recoverables	2,265,110	2,956,905	2,265,110	2,956,905
Add reinsurance recoverables (1)	49,675	89,801	49,675	89,801
Balance at end of period	$2,314,785	$3,046,706	$2,314,785	$3,046,706
_________________________

(1)	Related to ceded losses on captive reinsurance transactions, capital markets reinsurance transactions (“Smart Home”) and QSR transactions.

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
Our mortgage insurance loss reserves declined in the third quarter of 2013 primarily due to a decrease in our total inventory of defaults as a result of the Freddie Mac Agreement. Additionally, the volume of paid claims, defaulted loans that cured (“cures”), and net insurance rescissions and claim denials outpaced new default notices received during the quarter, which also contributed to the decrease in defaults. Total paid claims increased for the three and nine months ended September 30, 2013 from the comparable periods in 2012, mainly as a result of the claim payment associated with the Freddie Mac Agreement and an improvement in the efficiency of our claim review process. In prior periods, our process for reviewing claims received for non-compliance with our insurance policies lengthened the claim resolution period. Delays created by foreclosure slowdowns, servicer issues, and loan modification programs also had lengthened the claim resolution process in prior periods. We cannot be certain of the ultimate impact of these delays on our business or results of operations.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In August 2013, Radian Guaranty entered into the Freddie Mac Agreement related to a group of 25,760 first-lien mortgage loans guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. The Freddie Mac Agreement provides for the future treatment of the loans subject to the terms of the agreement including claim payments, loss mitigation activity and insurance coverage, and eliminates Radian Guaranty’s claim exposure on 9,756 loans that were delinquent and 4,586 loans that were re-performing as of July 31, 2013. The remaining loans in the original population as of December 31, 2011 were paid off, rescinded, denied or resulted in a paid claim prior to July 31, 2013. The Freddie Mac Agreement caps Radian Guaranty’s total exposure on the entire population of loans subject to the agreement to $840 million, and Radian Guaranty has no additional exposure to claims on these loans. The maximum exposure of $840 million is comprised of $625 million of claim payments (consisting of $370 million of claims paid on this population as of July 12, 2013 and $255 million paid at closing) and $215 million related to Loss Mitigation Activity on the loans. At the closing, Radian Guaranty deposited $205 million into a collateral account to cover future Loss Mitigation Activity on the loans. The amount deposited in the collateral account represents $215 million, less $10 million of Loss Mitigation Activity that had become final in accordance with the Freddie Mac Agreement prior to the date the collateral account was established. The collateral account consists of investment securities and remains on our consolidated balance sheets as a result of the rights that Radian Guaranty has with respect to those funds, as further described below. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account will be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. From the time the collateral account was established through September 30, 2013, approximately $2.4 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and $137.3 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not considered final in accordance with the Freddie Mac Agreement. If the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established does not accumulate to $205 million prior to termination of the Freddie Mac Agreement, then any remaining funds will be paid to Freddie Mac. Radian Guaranty will continue to administer all claims submitted with respect to these loans in accordance with the applicable insurance policy for these loans and in a manner consistent with its normal claims handling practices. The Freddie Mac Agreement will terminate upon the earliest to occur of: (1) August 29, 2017; (2) any time after August 29, 2015 if the amounts remaining in the collateral account are reduced to $0; or (3) any time after August 29, 2015 if Radian Guaranty exercises its early termination option to conclude the transactions under the Freddie Mac Agreement, by paying to Freddie Mac an amount equal to the initial collateral amount less the amount of Loss Mitigation Activity that had then become final under the terms of the agreement.
For the three and nine months ended September 30, 2013, reserves established for new default notices reported in the current year were the primary driver of our incurred losses. The adverse development in prior year incurred losses for the three and nine months ended September 30, 2013 includes the approximate $22 million initial loss related to the Freddie Mac Agreement. This initial loss is expected to be fully offset by a reduction of incurred losses in future periods. This future reduction of incurred losses is expected to result from the elimination of exposure to re-performing loans covered by the transaction that we expect to re-default in the future and ultimately become claims. Favorable reserve development on other default notices reported in prior years partially mitigated the impact from new defaults and the Freddie Mac Agreement, as the benefit to prior year defaults from higher claim curtailments and cures was more than previously estimated. In particular, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines increased to approximately $16 million and $42 million, respectively, for the three and nine months ended September 30, 2013, compared to approximately $6 million and $15 million, respectively, for the three and nine months ended September 30, 2012.
For the three and nine months ended September 30, 2012, reserves established for new default notices were the primary driver of total incurred losses. Partially offsetting those effects in 2012 was positive reserve development on default notices reported in prior years, primarily relating to higher actual insurance rescissions and claim denials than previously assumed in our loss reserve estimates.
In addition, our results for the nine months ended September 30, 2012 were impacted by a $43.6 million decrease in our estimated reinsurance recoverable from our Smart Home transactions. This decrease was a result of trends in lower claims paid and higher insurance rescissions and claim denials than were previously estimated to occur by the scheduled maturity dates of our Smart Home transactions.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In recent years, our primary defaulted inventory experienced an increase in its weighted average age, as measured by the number of monthly payments missed. Because we apply higher estimated “default to claim rates” (rate at which defaulted loans are expected to result in claim) on our more aged delinquent loans, this has resulted in a higher reserve per default. In addition, our estimated rates of insurance rescissions and claim denials have declined in recent periods. Our aggregate weighted average net default to claim rate assumption for our primary loans, which is net of estimated denials, rescissions and reinstatements, used in estimating our reserve for losses was approximately 50% at September 30, 2013, compared to 49% at December 31, 2012. As of September 30, 2013, our aggregate weighted average default to claim rate estimate on our primary loans, net of denials, rescissions and reinstatements and excluding pending claims, was 41%, and ranged from 22% for insured loans that had missed two to three monthly payments to 49% for such loans that had missed 12 or more monthly payments.
Our reserve for losses also includes the impact of our estimate of future rescissions and denials, which remain elevated compared to levels experienced before 2009. The elevated levels of our rate of insurance rescissions and claim denials have reduced our paid losses and have resulted in a significant reduction in our loss reserves. Our estimate of net future rescissions and denials reduced our loss reserves as of September 30, 2013 and December 31, 2012 by approximately $291 million and $455 million, respectively. Conversely, our estimate of future reinstatements of previously rescinded policies and denied claims increased our loss reserves as of September 30, 2013 and December 31, 2012 by approximately $286 million and $303 million, respectively, primarily reflected in our IBNR reserve estimate as further described below. The amount of estimated rescissions and denials incorporated into our reserve analysis at any point in time is affected by a number of factors, including not only our estimated rate of rescissions and denials on future claims, but also the volume and attributes of our defaulted insured loans, our estimated default to claim rate and our estimated claim severity, among other assumptions. Although we expect the amount of estimated rescissions and denials embedded within our reserve for losses to remain elevated as compared to levels before 2009, we expect them to continue to decrease over time, as the defaults related to our legacy portfolio decline as a proportion of our total default portfolio and as we realize the results through actual rescissions and denials, or the commutations of insured loans. In the event that we experience a more rapid than expected decrease in the level of future insurance rescissions and claim denials from the current levels, it could have a material adverse effect on our paid losses and loss reserves.
Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. Our IBNR reserve estimate was $268 million and $323 million at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, our IBNR reserve estimate of $268 million includes an estimate of future reinstatements of previously denied claims and rescinded policies of $173 million and $78 million, respectively. These reserves relate to $381 million of claims that were denied within the preceding 12 months and $450 million of policies that were rescinded within the preceding 24 months, as well as additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of discussion with certain of our lender and servicer customers.
The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, for the periods indicated, net of any reinstatements of previously rescinded policies or denied claims within each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Rescissions	$21.6	$95.8	$56.5	$193.7
Denials	4.1	131.9	131.3	537.1
Total first-lien claims submitted for payment that were rescinded or denied (1)	$25.7	$227.7	$187.8	$730.8
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Generally, we estimate our claim liability related to the potential future reinstatement of previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month time frame. As of September 30, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials and the estimated impact of future claim curtailments on reinstated denials and rescissions. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials.
We also accrue for the premiums that we expect to refund to our lender customers in connection with our estimated insurance rescission activity. Our accrued liability for such refunds, which is included within accounts payable and accrued expenses on our condensed consolidated balance sheets, was $24 million and $48 million as of September 30, 2013 and December 31, 2012, respectively.
Rescission and denial rates since 2011 have been affected by an increase in the number of claims received that we review for potential violations of our insurance policies. The following table shows the cumulative rescission/denial rates in our total first-lien portfolio, net of both actual and expected reinstatements, as of September 30, 2013, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q1 2011	20.4%	99%
Q2 2011	25.4%	99%
Q3 2011	30.9%	99%
Q4 2011	27.0%	99%
Q1 2012	23.5%	98%
Q2 2012	20.7%	97%
Q3 2012	17.8%	89%
Q4 2012	16.0%	78%
Q1 2013	16.4%	57%
______________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded policies or denied claims (excluding certain potential reinstatements we are in the process of discussing with servicers). These projected amounts represent the cumulative rates for each quarter as of September 30, 2013. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change; these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials and rescissions could be challenged and potentially reinstated or overturned. For the second and third quarters of 2013, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the projected net cumulative rescission/denial rates for those periods are presently meaningful.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

We considered the sensitivity of first-lien loss reserve estimates at September 30, 2013 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be approximately 28% of unpaid principal balance at September 30, 2013), we estimated that our loss reserves would change by approximately $63 million at September 30, 2013. For every one percentage point change in pool claim severity (which we estimate to be approximately 45% of unpaid principal balance at September 30, 2013), we estimated that our loss reserves would change by approximately $3 million at September 30, 2013. For every one percentage point change in our net overall default to claim rate (which we estimate to be approximately 47% at September 30, 2013), we estimated an approximate $39 million change in our loss reserves at September 30, 2013.
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

9. Financial Guaranty Insurance Contracts
The following table includes information as of September 30, 2013 regarding our financial guaranty claim liabilities on non-derivative transactions, segregated by the surveillance categories that we use in monitoring the risks related to these contracts:

	Surveillance Categories
($ in thousands)	Performing	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	6	106	72	85	269
Remaining weighted-average contract period (in years)	22	18	20	19	19
Insured contractual payments outstanding:
Principal	$1,721	$707,897	$622,049	$112,393	$1,444,060
Interest	156	382,859	322,434	30,267	735,716
Total	$1,877	$1,090,756	$944,483	$142,660	$2,179,776
Gross claim liability	$1	$20,305	$206,597	$34,773	$261,676
Less:
Gross potential recoveries	—	6,744	254,152	55,265	316,161
Discount, net	—	699	(97,106)	(1,955)	(98,362)
Net claim liability/(asset) (prior to reduction for unearned premium)	$1	$12,862	$49,551	$(18,537)	$43,877
Unearned premium revenue	$5	$15,298	$10,724	$—	$26,027
Net claim liability/(asset) reported in the balance sheet	$—	$6,398	$42,677	$(18,537)	$30,538
Reinsurance recoverables	$—	$—	$—	$—	$—

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

A net claim liability is established for a performing credit if there is evidence that credit deterioration has occurred and the expected loss on the credit exceeds the unearned premium revenue for the contract based on the present value of the expected net cash inflows and outflows. Included in accounts and notes receivable and unearned premiums on our condensed consolidated balance sheets are the present values of premiums receivable and unearned premiums that are received on an installment basis. The premiums receivable is net of commissions on assumed reinsurance business. The present values of premiums receivable and unearned premiums that are received on an installment basis were $26.0 million and $28.5 million, respectively, as of September 30, 2013, and $28.9 million and $33.6 million, respectively, as of December 31, 2012.
The accretion of these balances is included in either premiums written and premiums earned (for premiums receivable) or policy acquisition costs (for commissions) on our condensed consolidated statements of operations. The accretion included in premiums earned for the three months ended September 30, 2013 and 2012 was $0.2 million for both periods, and for the nine months ended September 30, 2013 and 2012 was $0.7 million and $0.8 million, respectively. There was an immaterial amount of accretion recorded in policy acquisition costs for the three and nine months ended September 30, 2013 and 2012.
The nominal (non-discounted) premiums, net of commissions that are expected to be collected on financial guaranty contracts with installment premiums, included in premiums receivable as of September 30, 2013, was $32.7 million and is expected to decrease over time as the portfolio runs off. The activity related to the net present value of premiums receivable during the three and nine months ended September 30, 2013 and 2012 was not material. The weighted-average risk-free rate used to discount the premiums receivable and premiums to be collected was 2.6% at September 30, 2013.
Premiums earned were affected by the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Refundings	$6,979	$7,322	$22,020	$26,029
Recaptures/commutations	—	—	(2,447)	(16,269)
Unearned premium acceleration upon establishment of case reserves	—	669	69	669
Reinsurance agreements	—	—	—	(5,995)
Foreign exchange revaluation, gross of commissions	112	616	(975)	(153)
Adjustments to installment premiums, gross of commissions	(155)	(2,390)	2,527	(2,273)
Total adjustment to premiums earned	$6,936	$6,217	$21,194	$2,008
The following table shows the expected contractual premium revenue from our existing financial guaranty portfolio, assuming no prepayments (“refundings”) of any financial guaranty obligations, as of September 30, 2013:

(In thousands)	Ending Net Unearned Premiums	Unearned Premium Amortization	Accretion	Total Premium Revenue
Fourth Quarter 2013	$192,191	$8,414	$210	$8,624
2014	168,705	23,486	794	24,280
2015	152,202	16,503	727	17,230
2016	138,307	13,895	683	14,578
2017	125,425	12,882	624	13,506
2013-2017	125,425	75,180	3,038	78,218
2018-2022	71,950	53,475	2,381	55,856
2023-2027	35,983	35,967	1,485	37,452
2028-2032	15,223	20,760	924	21,684
After 2032	—	15,223	1,075	16,298
Total	$—	$200,605	$8,903	$209,508

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table shows the significant components of changes in our financial guaranty claim liability for the three and nine months ended September 30, 2013 and 2012, excluding reserves related to our trade credit reinsurance and surety business of $1.6 million and $2.3 million at September 30, 2013 and September 30, 2012, respectively, which are excluded from the accounting standard regarding accounting for financial guaranty insurance contracts by insurance enterprises.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Claim liability at beginning of period	$23,611	$92,645	$64,291	$60,550
Incurred losses and LAE:
(Decrease) increase in gross claim liability	(28,486)	37,559	(56,477)	199,257
Decrease (increase) in gross potential recoveries	8,896	(69,624)	35,339	(261,339)
Decrease in discount	24,075	36,312	30,208	102,457
Decrease (increase) in unearned premiums	926	225	213	(1,683)
Incurred losses and LAE	5,411	4,472	9,283	38,692
Deduct paid losses and LAE:
Current years	70	(334)	103	—
Prior years	(1,586)	26,843	42,933	28,634
Paid losses and LAE:	(1,516)	26,509	43,036	28,634
Claim liability at end of period	$30,538	$70,608	$30,538	$70,608
Components of incurred losses and LAE:
Claim liability established in current period	$866	$8,750	$1,249	$8,801
Changes in existing claim liabilities	4,545	(4,278)	8,034	29,891
Total incurred losses and LAE	$5,411	$4,472	$9,283	$38,692
Components of decrease in discount:
Decrease in discount related to net claim liabilities established in current period	$268	$36,094	$103	$101,776
Decrease in discount related to existing net claim liabilities	23,807	218	30,105	681
Total decrease in discount	$24,075	$36,312	$30,208	$102,457
Paid losses during the first nine months of 2013 include $41.6 million related to the FGIC Commutation. Paid losses in the third quarter of 2013 reflect recoveries received during the quarter related to previously paid claims. We paid $23.5 million to settle our obligations related to our exposure to insured sovereign indebtedness of Greece in the third quarter of 2012.
In the first nine months of 2012, we significantly increased our estimated gross claim liability associated with a project finance credit with net par outstanding of $70 million at September 30, 2012, based primarily on refinancing risk upon the maturity or scheduled principal amortization of the insured obligations beginning in 2017. Revenues for the project serve as collateral for our insured risk, and we have also projected a full recovery of the gross claim over time, which resulted in both an increase in our potential recovery and discount amounts.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The weighted-average risk-free rates used to discount the gross claim liability and gross potential recoveries were as follows as of the dates indicated:

September 30, 2013	3.00%
December 31, 2012	2.00%
September 30, 2012	1.94%
December 31, 2011	2.80%

10. Long-Term Debt
The carrying value of our long-term debt at September 30, 2013 and December 31, 2012 was as follows:

(In thousands)		September 30, 2013	December 31, 2012
5.625%	Senior Notes due 2013	$—	$79,449
5.375%	Senior Notes due 2015	54,479	249,868
9.000%	Senior Notes due 2017	191,376	—
3.000%	Convertible Senior Notes due 2017 (1)	348,735	334,254
2.250%	Convertible Senior Notes due 2019 (2)	327,337	—
	Total long-term debt	$921,927	$663,571
______________________

(1)	The principal amount of these notes is $450 million.

(2)	The principal amount of these notes is $400 million.
During the first nine months of 2013, we exchanged $195.5 million of our 5.375% Senior Notes due June 2015 (the “Old Notes”) for a new series of 9.000% Senior Notes due June 2017 (the “New Notes”) for purposes of improving our debt maturity profile. These transactions, which are accounted for as extinguishments of debt, resulted in a loss of $4.0 million, primarily as a result of the requirement to record the New Notes at fair value. Both the Old Notes and the New Notes have covenants customary for securities of this nature, including covenants related to the payments of the notes, reports, compliance certificates, and the modification of covenants. Additionally, the indentures governing the Old Notes and New Notes include covenants restricting us from encumbering the capital stock of a designated subsidiary (as defined in the respective indentures for the notes) or disposing of any capital stock of any designated subsidiary unless either all of the stock is disposed of or we retain more than 80% of the stock.
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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Issuance and transaction costs incurred at the time of the issuance of the convertible notes are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The convertible notes are reflected on our condensed consolidated balance sheets as follows:

(In thousands)	September 30, 2013
Liability component:
Principal	$400,000
Less: debt discount, net (1)	(72,663)
Net carrying amount	$327,337

Equity component (net of tax impact) (2) (3)	$77,026
______________________

(1)	Included within long-term debt and is being amortized over the life of the convertible notes.

(2)	Included within additional paid-in capital, net of related issuance costs.

(3)	A full valuation allowance has been recorded against the deferred income tax impact.
The following table sets forth total interest expense recognized related to the convertible notes for the periods indicated:

(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Contractual interest expense	$2,250	$5,175
Amortization of debt issuance costs	311	711
Amortization of debt discount	2,801	6,378
Total interest expense	$5,362	$12,264

Effective interest rate of the liability component	6.25%	6.25%
If we fail to comply with applicable debt covenants, it could result in a default under our long-term debt and accelerate our obligation to repay our outstanding debt. Regulatory action that results in the appointment of a receiver for one or more of our significant insurance subsidiaries could constitute an event of default under our long-term debt.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11. Accumulated Other Comprehensive Income
The following table shows the rollforward of accumulated other comprehensive income for the periods indicated:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Balance at beginning of period	$37,450	$12,984	$24,466	$24,904	$8,809	$16,095
Other comprehensive income:
Unrealized gains on investments:
Unrealized holding gains arising during the period	7,659	2,681	4,978	21,422	7,498	13,924
Less: Reclassification adjustment for net gains included in net loss (1)	444	140	304	1,661	782	879
Net unrealized gains on investments	7,215	2,541	4,674	19,761	6,716	13,045
Other comprehensive income	7,215	2,541	4,674	19,761	6,716	13,045
Balance at end of period	$44,665	$15,525	$29,140	$44,665	$15,525	$29,140

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In thousands)	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Balance at beginning of period	$22,682	$4,364	$18,318	$12,039	$639	$11,400
Other comprehensive income (loss):
Foreign currency translation adjustments:
Unrealized foreign currency translation adjustment	1	—	1	(11)	(4)	(7)
Less: Reclassification adjustment	—	—	—	—	—	—
Net foreign currency translation adjustments	1	—	1	(11)	(4)	(7)
Unrealized gains (losses) on investments:
Unrealized holding (losses) gains arising during the period	(2,489)	(871)	(1,618)	21,811	7,634	14,177
Less: Reclassification adjustment for net (losses) gains included in net loss (1)	(6,100)	(4,911)	(1,189)	7,545	(135)	7,680
Net unrealized gains (losses) on investments	3,611	4,040	(429)	14,266	7,769	6,497
Other comprehensive income (loss)	3,612	4,040	(428)	14,255	7,765	6,490
Balance at end of period	$26,294	$8,404	$17,890	$26,294	$8,404	$17,890
______________________

(1)	Included in net (losses) gains on investments on our condensed consolidated statements of operations.

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
For federal income tax purposes, we had approximately $1.8 billion of net operating loss (“NOL”) carryforwards as of September 30, 2013. To the extent not utilized, the NOL carryforwards will expire during tax years 2028 through 2032. To protect our ability to utilize our NOLs and other tax assets from an “ownership change” under U.S. federal income tax rules, we adopted certain tax benefit preservation measures, including amendments to our certificate of incorporation and by-laws and the adoption of a tax benefit preservation plan.
As of September 30, 2013 and December 31, 2012, before consideration of our valuation allowance, we had deferred tax assets (“DTA”), net of deferred tax liabilities, of approximately $1,054.3 million and $989.7 million, respectively.
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
A valuation allowance of approximately $1,036.4 million and $989.7 million was recorded against our net DTA of approximately $1,054.3 million and $989.7 million at September 30, 2013 and December 31, 2012, respectively. The remaining DTA of approximately $17.9 million at September 30, 2013 represents our NOL carryback, which we may be able to utilize as part of a compromised settlement against the adjustments proposed by the Internal Revenue Service (“IRS”) relating to tax years 2000 through 2007, as discussed in more detail below.
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

13. Statutory Information
We prepare our statutory financial statements in accordance with the accounting practices required or permitted, if applicable, by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules. In addition, insurance departments have the right to permit other specific practices that may deviate from prescribed practices. As of September 30, 2013, our use of any prescribed or permitted statutory accounting practices did not result in reported statutory surplus or risk-based capital being significantly different from what would have been reported had NAIC statutory accounting practices been followed.
Under state insurance regulations, Radian Guaranty is required to maintain minimum surplus levels and, in certain states, a minimum amount of statutory capital relative to the level of net RIF, or “risk-to-capital” as described below. Sixteen states (the “RBC States”) currently impose a statutory or regulatory risk-based capital requirement (the “Statutory RBC Requirement”). The most common Statutory RBC Requirement is that a mortgage insurer’s risk-to-capital ratio not exceed 25 to 1. In some of the RBC States, the Statutory RBC Requirement is that a mortgage insurer must maintain a minimum policyholder position, which is based on both risk and surplus levels (the “MPP Requirement”). Unless an RBC State grants a waiver or other form of relief, if a mortgage insurer is not in compliance with the Statutory RBC Requirement of such RBC State, it may be prohibited from writing new mortgage insurance business in that state. Radian Guaranty’s domiciliary state, Pennsylvania, is not one of the RBC States. During the nine months ended September 30, 2013, the RBC States accounted for approximately 55.4% of Radian Guaranty’s total primary NIW.
We actively manage Radian Guaranty’s statutory capital position in various ways, including: (1) through internal and external reinsurance arrangements; (2) by seeking opportunities to reduce our risk exposure through commutations or other negotiated transactions; (3) by contributing additional capital from Radian Group to our mortgage insurance subsidiaries; and (4) by realizing gains in our investment portfolio through open market sales of securities. At September 30, 2013, Radian Group had unrestricted cash and liquid investments of $822.1 million. Approximately $119.5 million (approximately $75.5 million of which relates to payments we expect to make in the next 12 months) of future expected corporate expenses and interest payments have been accrued for and paid by certain subsidiaries to Radian Group as of September 30, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of September 30, 2013 include these amounts. Net of these advances, our available holding company liquidity is $702.6 million. We expect to use a portion of our remaining available liquidity to further support Radian Guaranty’s capital position, including to continue to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below. In addition, while our other mortgage insurance subsidiaries are not subject to Statutory RBC Requirements, these subsidiaries, which provide reinsurance to Radian Guaranty but do not write direct business of their own, are subject to certain minimum capital and statutory surplus requirements. All of these subsidiaries were in compliance with their respective capital and statutory surplus requirements as of September 30, 2013. In order for Radian Guaranty to continue to receive appropriate statutory credit for the reinsurance arrangements with these subsidiaries and therefore to continue to utilize these arrangements, some of these subsidiaries may require additional capital contributions in the future to maintain minimum capital levels.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Radian Guaranty’s statutory net income (loss) and statutory policyholders’ surplus as of or for the periods indicated were as follows:

(In millions)	As of and for the Nine Months Ended September 30, 2013	As of and for the Year Ended December 31, 2012
Statutory net income (loss)	$10.7	$(175.9)
Statutory surplus	1,239.1	926.0
Contingency reserve	17.2	—
The components of Radian Guaranty’s risk-to-capital calculation appear in the table below. For purposes of the risk-to-capital requirements imposed by certain states, statutory capital is defined as the sum of statutory policyholders’ surplus (i.e., statutory-basis capital and surplus) plus statutory contingency reserves.

	September 30, 2013		December 31, 2012
($ in millions)
RIF, net (1)	$24,899.4		$19,226.7

Statutory surplus	$1,239.1		$926.0
Statutory contingency reserve	17.2		—
Statutory capital	$1,256.3		$926.0

Risk-to-capital	19.8	:1	20.8	:1
______________________

(1)	RIF, net excludes risk ceded through reinsurance contracts and RIF on defaulted loans.
We expect to continue to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below, including, as necessary, by making contributions to Radian Guaranty from Radian Group’s available liquidity. Radian Guaranty was in compliance with the Statutory RBC Requirements or MPP Requirements, as applicable, in each of the RBC States as of September 30, 2013.
The improvement in Radian Guaranty’s risk-to-capital ratio in the first nine months of 2013 was primarily due to capital contributions from Radian Group to Radian Guaranty totaling $230 million, the release of contingency reserves at Radian Asset Assurance, and the impact of the QSR transactions entered into in 2012. This benefit was partially offset by an increase in net RIF at Radian Guaranty.
Radian Asset Assurance is a wholly-owned subsidiary of Radian Guaranty. If our financial guaranty portfolio performs worse than anticipated, including if we are required to establish (or increase) one or more statutory reserves on defaulted obligations that we insure, or if we make net commutation payments to terminate insured financial guaranty obligations in excess of the then established statutory reserves for such obligations, the statutory capital of Radian Guaranty would also be negatively impacted. We establish statutory financial guaranty reserves at the time of default, whereas for GAAP reporting purposes, loss reserves are established when estimated losses exceed unearned premiums, regardless of whether a default has occurred. Any decrease in the statutory policyholders’ surplus in our financial guaranty business would have a direct negative impact on Radian Guaranty’s capital position and may affect its ability to remain in compliance with the Statutory RBC Requirements. In addition, any decrease in the amount of capital credit that Radian Guaranty otherwise receives for capital attributable to Radian Asset Assurance could have a negative impact on Radian Guaranty’s capital adequacy for purposes of GSE eligibility, as further discussed below.
As of September 30, 2013, Radian Asset Assurance maintained claims paying resources of $1.6 billion (which included statutory policyholders’ surplus, contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves). As of September 30, 2013, the statutory policyholders’ surplus of Radian Asset Assurance was approximately $1.2 billion. In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty.

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
The GSEs and state insurance regulators impose various capital requirements on our insurance subsidiaries. The state insurance regulatory requirements include risk-to-capital ratios, risk-based capital measures, and surplus requirements that potentially limit the amount of insurance that each of our insurance subsidiaries may write. The GSEs’ current eligibility requirements for Radian Guaranty to maintain its status as an eligible mortgage insurer include financial strength ratings requirements (with respect to which we are currently operating under remediation plans) and also impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial and capital requirements that generally have mirrored state insurance regulatory requirements. The GSEs currently are considering revisions to their standard mortgage insurer eligibility requirements. Among other changes, the new GSE eligibility requirements may include new capital standards for private mortgage insurers that could impose more onerous capital requirements than are currently in effect, including potentially: (i) a risk-to-capital ratio below (a) the current 25 to 1 requirement that is statutorily imposed in most of the RBC states and (b) the 20 to 1 risk-to-capital ratio that we currently expect to maintain for Radian Guaranty; (ii) higher capital requirements for loans insured prior to 2009; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to Radian Asset Assurance). While it remains unclear what form the new eligibility requirements may take or the potential implementation period that may be allowed, we expect the GSEs to release the new eligibility requirements by the end of 2013 and for them to become effective following an implementation period.
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
As of September 30, 2013, the amount of restricted net assets held by our consolidated subsidiaries (which represents our equity investment in those insurance subsidiaries) totaled $1.3 billion of our consolidated net assets.

14. Selected Financial Information of Registrant—Radian Group

(In thousands)	September 30, 2013	December 31, 2012
Investment in subsidiaries, at equity in net assets	$1,356,140	$1,234,229
Total assets	2,051,620	1,550,619
Long-term debt	921,927	663,571
Total liabilities	1,157,100	814,294
Total stockholders’ equity	894,520	736,325
Total liabilities and stockholders’ equity	2,051,620	1,550,619

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15. Commitments and Contingencies
Legal Proceedings
We are routinely involved in a number of legal actions and proceedings, the outcome of which are always uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
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
On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the U.S. District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI alleged that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the alleged error. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI sought money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. Without making any admissions of liability or other concessions, and in order to avoid the expense and uncertainty of further litigation, on September 13, 2013, Radian Guaranty entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the defendants with respect to approximately 680 loans, relating to approximately $19 million of RIF that were affected by this alleged error. Pursuant to the Settlement Agreement, Radian agreed to reinstate a majority of the insurance policies at issue (the “Reinstated Certificates”) upon receipt of premiums in arrears for each of the Reinstated Certificates. Most of the remaining insurance policies at issue were deemed cancelled and Radian Guaranty paid an agreed upon amount (the “Settlement Amount”) with respect to these policies. The Settlement Agreement, including payment of the Settlement Amount, did not have a material impact on our liquidity, results of operations or financial condition.

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximate 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Settlement Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. On October 4, 2012, Radian Guaranty filed a motion to dismiss on a number of grounds, and on May 7, 2013, the court granted the motion and dismissed the plaintiffs’ claims with prejudice. The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations. On June 5, 2013, plaintiffs appealed these rulings to the U.S. Court of Appeals for the Ninth Circuit.
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

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013.

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty insured the loan of one of the plaintiffs, however, that plaintiff withdrew from the lawsuit and Radian Guaranty was dismissed from the case on August 22, 2013.

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

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al. v. M&T Bank Corporation, et al. was filed in the U.S. District Court for the Middle District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint in which they added one borrower whose loan was insured by Radian Guaranty. On December 10, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations, and on February 11, 2013, plaintiffs filed an opposition to the motion to dismiss. On October 30, 2013, the court denied that motion and ordered a brief period of discovery limited to the statute of limitations issue. The discovery period is scheduled to end on January 3, 2014.

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

Radian Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of December 31, 2012, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $750 million. In August 2013, Radian Guaranty and other mortgage insurers received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.
We are also currently contesting proposed adjustments resulting from the examination by the IRS of our 2000 through 2007 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of non-economic REMIC residual interests currently held by Commonwealth Mortgage Assurance Company of Texas, one of our wholly-owned subsidiaries. The proposed adjustments relating to the 2000 through 2007 tax years, if sustained, will result in additional income taxes of approximately $128 million plus proposed penalties of approximately $42 million. Additionally, we would incur interest on any sustained adjustments. We appealed the proposed adjustments and reached a tentative settlement agreement with Appeals. Upon subsequent review and consideration, however, Appeals informed us that it was no longer willing to settle on the originally proposed terms. After several attempts to reach a compromised settlement, we were notified in January 2013 that Appeals rejected our latest offer and plans to issue a formal notice of deficiency. Upon receipt of the notice, we will have 90 days to pay the deficiency amount or petition the U.S. Tax Court to litigate the matter. If we choose to pay the deficiency amount, we could pursue a full refund of such amount through litigation in either U.S. District Court or the U.S. Court of Federal Claims. Litigation of the deficiency amount may result in substantial legal expenses and the litigation process could take several years to resolve. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS may ultimately be reached. See Note 12 for additional information.
Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose for primary insurance and within three years for certain other policies, including certain pool insurance policies. We continue to face a number of challenges from certain lender and servicer customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions or denials. We are currently in discussions with customers regarding rescissions and claim denials, which if not resolved, could result in arbitration or additional judicial proceedings. The assumptions embedded in our estimated default to claim rate on our in-force defaulted inventory includes an adjustment to our estimated rescission and denial rate to account for the fact that we expect a certain number of previously rescinded policies and denied claims ultimately to be paid, as a result of valid challenges by such policy holders. See Note 8 for further information.
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
Other
Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of ABS (including mortgage-backed securities). To allow our customers to comply with these regulations at that time, we typically were required, depending on the amount of credit enhancement we were providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction, or (2) a full and unconditional holding company-level guarantee for our insurance subsidiaries’ obligations in such transactions. Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $142.7 million of remaining credit exposure as of September 30, 2013.
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
As part of the non-investment-grade allocation component of our investment program, we had unfunded commitments of $7.4 million at September 30, 2013, related to alternative investments that are primarily private equity structures. These commitments have capital calls expected through 2015, with the possibility of additional calls through 2017, and certain fixed expiration dates or other termination clauses.
Our mortgage insurance business provides an outsourced underwriting service to its customers known as contract underwriting. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer, by purchasing the loan or placing additional mortgage insurance coverage on the loan, or by indemnifying the customer against loss up to a maximum specified amount. By providing these remedies, we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. We limit the recourse available to our contract underwriting customers to apply only to those loans that are simultaneously underwritten for compliance with secondary market compliance and for potential mortgage insurance. In the first nine months of 2013, we paid losses related to contract underwriting remedies of approximately $1.6 million. Rising mortgage interest rates or further economic uncertainty may expose our mortgage insurance business to an increase in such costs. In the first nine months of 2013, our provision for contract underwriting expenses was approximately $1.7 million and our reserve for contract underwriting obligations at September 30, 2013 was approximately $3.8 million. We monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters.
We have incentive, retention and severance agreements with certain employees in our financial guaranty business. The total cost expected to be incurred under these agreements is $13.3 million, of which $3.9 million of unearned retention expense has not been recorded as of September 30, 2013. The remaining cost for these agreements is expected to be recorded by the end of 2015.

16. Capital Stock
In March 2013, we sold 39.1 million shares of our common stock at a public offering price of $8.00 per share. We received net proceeds of approximately $299.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward Looking Statements—Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of our Quarterly Reports on Form 10-Q filed in 2013, including this Quarterly Report on Form 10-Q, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
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
As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of our underlying insured assets. The downturn in the housing and related credit markets that began in 2007 had a significant negative impact on the operating environment and results of operations for both of our business segments. This negative operating environment was characterized by a decrease in mortgage originations, a broad decline in home prices, mortgage servicing and foreclosure delays, and ongoing deterioration in the credit performance of mortgage and other assets originated prior to 2009, together with macroeconomic factors such as high unemployment, limited economic growth and a lack of meaningful liquidity in many sectors of the capital markets. Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during the poor underwriting years of 2005 through 2008 (we refer to this portion of our mortgage insurance portfolio, together with business written prior to 2005, as our “legacy portfolio”).
In recent years, the operating environment for our businesses has shown signs of improvement. Although the United States (“U.S.”) economy and certain housing markets remain weak compared to historical standards, home prices have been appreciating on a broad basis throughout the U.S., foreclosure activity has declined and the credit quality of mortgage market originations continues to be significantly better than the credit quality of our legacy portfolio. In addition, there are signs of a broader recovery in the U.S. economy, including importantly, a reduction in unemployment rates. As a consequence of these and other factors, we have experienced improvement in our results of operations, driven primarily by a 19% decline in new primary mortgage insurance defaults in the nine months ended September 30, 2013, compared to the number of new defaults in the first nine months of 2012.

Our business strategy primarily is focused on: (1) growing our mortgage insurance business by writing new insurance on high-quality mortgages in the U.S.; (2) continuing to manage losses in our legacy mortgage insurance and financial guaranty portfolios; (3) continuing to reduce the size of our legacy mortgage insurance and financial guaranty exposures; and (4) continuing to effectively manage our capital and liquidity positions. Although uncertainty remains with respect to the ultimate losses we may experience in our legacy portfolio, as we continue to write a significant volume of new insurance on high-quality mortgages, our legacy portfolio has become a smaller percentage of our total portfolio, and we expect this trend to continue. Our legacy portfolio represented approximately 43% of our total primary mortgage insurance risk in force (“RIF”) at September 30, 2013 compared to approximately 55% at December 31, 2012. In light of this important compositional change in our mortgage insurance portfolio and assuming that improving macroeconomic trends continue, we believe we are positioned to return to long-term profitability. Although significant uncertainty remains, consistent with our original projections for 2013, which exclude the effect that changes in our stock price have on our compensation expense (see “—Key Factors Affecting Our Results—Mortgage Insurance—Other Operating Expenses”) as well as the impact of unrealized gains or losses in our investment portfolio, we continue to expect a marginal level of profitability for our mortgage insurance segment in 2013. For more information, see “Results of Operations—Mortgage Insurance” and “Results of Operations—Financial Guaranty.”
Our businesses also are significantly impacted by, and our future success may be affected by, legislative and regulatory developments impacting the housing finance industry. Freddie Mac and Fannie Mae (referred to collectively as “Government Sponsored Enterprises” or “GSEs”) are the primary beneficiaries of the majority of our mortgage insurance policies and the Federal Housing Administration (“FHA”) remains our primary competitor outside of the private mortgage insurance industry. Federal and state efforts to support homeowners and the housing market, including through the enhanced Homeowner Affordable Refinance Program (“HARP 2”), have had a positive impact on our business in recent periods. Various regulatory agencies have produced, and are now in the process of developing additional, new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that are expected to have a significant impact on the housing finance industry, and proposals have been introduced in the U.S. Congress and by the Obama Administration for reforms of the housing finance market, including the future roles that the FHA and the GSEs will play in such market. See “Item 1. Risk Factors—The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.”
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

New insurance written (“NIW”) increases our IIF and premiums written and earned. Cancellations of our insurance policies and other reductions of IIF, such as rescissions of coverage and claims paid, generally have a negative effect on premiums earned. When single premium policies are cancelled by the insured because the loan has been paid off or otherwise, we accelerate the recognition of any remaining unearned premiums. The measure for assessing the impact of policy cancellations on our IIF is our persistency rate, defined as the percentage of IIF that remains on our books after any 12-month period. Insurance premiums on our monthly premium insurance policies are paid and earned over time; therefore, higher persistency rates on monthly premium insurance policies enable us to earn more premiums and recover more of our policy acquisition costs, and generally result in increased profitability. For single premium policies, however, assuming all other factors remain constant, profitability increases when persistency rates are lower. Rescissions, which are discussed in further detail below, result in a full refund of the inception-to-date premiums received, and therefore, premiums earned are affected by any changes in our accrual for estimated rescission refunds. Additionally, premiums ceded to third party reinsurance counterparties decrease premiums written and earned.

•
NIW. NIW is affected by the overall size of the mortgage origination market, the penetration percentage of private mortgage insurance into the overall mortgage origination market and our market share of the private mortgage insurance market. The overall mortgage origination market is influenced by macroeconomic factors such as interest rates and housing prices, as well as credit availability. The percentage of private mortgage insurance penetration mainly is influenced by the competition from FHA insurance and the relative percentage of mortgage originations that are for purchased homes versus refinances. Typically, private mortgage insurance penetration is significantly higher on new mortgages for purchased homes than on the refinance of existing mortgages as a result of higher average loan-to-value (“LTV”) ratios on home purchases. Radian Guaranty’s share of the private mortgage insurance market is influenced by competition in the private mortgage insurance market and our ability to maintain or grow existing levels of new mortgage originations from our current customers or to gain new customers.

•
Losses. Incurred losses represent the estimated claim payments on newly defaulted insured loans as well as any change in our claim estimates for previously existing defaults. Our mortgage insurance incurred losses are driven primarily by new defaults and changes in the estimates we use to determine our losses, including estimates with respect to the likelihood, magnitude and timing of anticipated losses, and our estimate of the rate at which we expect defaults will ultimately result in paid claims. Other factors influencing incurred losses include:

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

-
The distribution of claims over the life cycle of a portfolio (historically, claims are relatively low during the first two years after a loan is originated and then increase substantially over a period of several years before declining; however, as is evident with much of our legacy portfolio, several factors can impact and change this cycle, including the economic environment, the credit profile of the borrower, housing prices and unemployment rates); and

-
Our ability to mitigate potential losses through rescissions, denials, cancellations and the curtailment of claims submitted to us. These actions have been much more prevalent on our legacy portfolio loans. Generally, we rescind insurance coverage when we conclude, through our review of the underwriting of a loan, that the loan was not originated in accordance with our underwriting guidelines. Generally, we deny claims when the documentation we receive is not sufficient to perfect the claim in accordance with our master insurance policy. In addition, we may cancel coverage or curtail claim payments when we identify servicer negligence, or we may make other adjustments to claims as permitted by our master insurance policy. These actions all result in a reduction in our incurred losses. Conversely, if our loss mitigation activities are successfully challenged at rates that are higher than expected, our incurred losses will increase.

•
Other Operating Expenses. Our other operating expenses are generally affected by both the level of NIW, as well as the level of RIF. Additionally, our operating expenses may be impacted significantly by compensation expense associated with changes in the estimated fair value of certain of our long-term incentive awards that are settled in cash and which are dependent, in large part, on our stock price.

•	Investment Income. Investment income is determined primarily by the investment balances held and the average yield on our overall investment portfolio.

•
Third-Party Reinsurance. We use third-party reinsurance in our mortgage insurance business to manage capital and risk. When we enter into a reinsurance agreement, the reinsurer receives a premium and, in exchange, agrees to insure an agreed upon portion of incurred losses. This arrangement has the impact of reducing our earned premiums but also reduces our net RIF, which provides capital relief to the insurance subsidiary ceding the RIF and reduces our incurred losses by any incurred losses ceded in accordance with the reinsurance agreement. In addition, the ceding commissions that we receive from the reinsurer in connection with such reinsurance reduces our overall expenses. In the past, we also had entered into capital markets based reinsurance transactions designed to transfer all or a portion of the risk associated with certain higher risk mortgage insurance products.

Financial Guaranty

•
Premiums. We earn premiums on our financial guaranty insurance policies and on other forms of credit protection we provide. In our financial guaranty business, premiums on public finance exposures are generally paid as single up-front premiums and are earned over the life of the contract. Premiums on our structured finance contracts are generally paid on a periodic basis (monthly or quarterly installment premiums) and are earned on a monthly basis. In addition, we recognize the remaining unearned premium revenue when securities that we insure are redeemed or otherwise retired (we refer to this activity as “refundings”), which generally results in the termination of the financial guaranty policies insuring such securities. Furthermore, our earned premiums are reduced by premiums ceded through reinsurance agreements. Since we have discontinued writing new financial guaranty insurance, our premiums earned have been reduced commensurate with the decrease in our net par outstanding.

•
Net Par Outstanding. Our net par outstanding represents principal risk exposure on insured contracts. As noted above, our net par outstanding has been declining since we discontinued writing new financial guaranty business. The decline in our net par outstanding is driven by scheduled maturities within the financial guaranty portfolio and negotiated commutations and other transactions that we have entered into proactively to reduce our net par outstanding.

Factors outside of our control also are likely to affect the decline in our net par outstanding. Low interest rates may cause the issuers of our public finance obligations to refinance the obligations that we insure, thereby reducing our net par outstanding. A majority of our financial guaranty net par outstanding is subject to termination at any time by our CDS counterparties or by our non-affiliated primary insurance customers that have ceded exposure to us. Various market factors, including declining default rates on the obligations that we have insured and the market’s perception of the likelihood of our default on our obligations, may make it economically attractive for our counterparties to exercise their early termination rights and cancel our insurance coverage.

•
Changes in Fair Value of Obligations. Many of our structured finance and some of our public finance contracts are accounted for as derivatives or variable interest entities (“VIEs”), which are carried at fair market value. Therefore, our results are impacted by changes in the fair value of these contracts. The estimated fair value of these obligations and instruments is measured as of a specific point in time and may be influenced by changes in interest rates, credit spreads (of both the underlying collateral as well as Radian Group Inc.’s (“Radian Group’s”) credit spread), credit ratings and other market, asset-class and transaction-specific conditions and factors that may be unrelated or only indirectly related to our obligation to pay future claims.

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

•
Losses/Credit Performance. Our financial guaranty incurred losses are driven primarily by economic conditions that affect the ability of the issuers of our insured obligations to meet such financial obligations and by changes in the assumptions used to determine our losses, including assumptions with respect to the likelihood, magnitude and timing of anticipated losses. Stronger economic conditions increase the likelihood that obligors will have the ability to pay interest and principal on the bonds we insure when due. Weaker economic conditions often place strains on the revenue flows available to pay interest and principal on our insured obligations. Other factors influencing defaults and incurred losses include:

-	Our ability, and the ability of the primary insurers (primarily subsidiaries of Assured Guaranty Ltd. (collectively “Assured”)) from whom we have ceded reinsurance, to mitigate claims;

-
The performance of the primary insurers from whom we have either ceded reinsurance or who have the primary obligation to pay claims on our second-to-pay obligations; if such primary insurers have financial difficulties, they may be unable or unwilling to devote sufficient resources to loss mitigation efforts or could fail to pay claims on transactions where we have second-to-pay obligations;

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

-	The potential impact of threatened or actual government shutdowns or defaults on the payment of government-issued debt securities or other financial obligations;

-
Potential changes to entitlement programs, such as Social Security, Medicare and Medicaid that could affect the ability of the entities whose obligations we insure to receive adequate reimbursement for the services they provide and for individuals and entities to utilize the services provided by the entities whose obligations we insure;

-	Performance of commercial and residential mortgage loans and other types of indebtedness that we insure; and

-
The movement of interest rates (increases in interest rates will increase the interest component of the variable rate obligations we insure, and as a result, will increase the strain on the obligors to make payments on these obligations).

While all of these factors could affect losses on the underlying transactions we insure, the structure of a transaction, including the level of subordination in such transaction available to absorb losses before we would incur losses, further impacts our ultimate loss on a particular transaction.

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
The following table highlights selected information related to our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Net (loss) income	$(12.7)	$14.3	n/m	$(233.4)	$(274.2)	(14.9)%
Net premiums earned—insurance	212.0	191.0	11.0%	617.7	545.1	13.3
Net (losses) gains on investments	(7.1)	84.6	n/m	(142.9)	178.5	n/m
Change in fair value of derivative instruments	10.8	(41.0)	n/m	(70.4)	(146.9)	(52.1)
Provision for losses	157.2	176.4	(10.9)	429.5	653.4	(34.3)
Other operating expenses	71.0	50.4	40.9	212.1	140.8	50.6
Interest expense	19.6	12.5	56.8	54.9	39.2	40.1
Income tax provision (benefit)	3.9	(6.7)	n/m	(9.1)	(13.2)	(31.1)
______________________
n/m – not meaningful
Net (Loss) Income. Our results for the three and nine months ended September 30, 2013 compared to the comparable periods in 2012 primarily reflect: (i) net losses on investments as compared to net gains in the comparable periods of 2012; (ii) a significant decrease in the provision for losses; (iii) an increase in net premiums earned; and (iv) an increase in other operating expenses and interest expense. Our results for the nine months ended September 30, 2012 were mainly impacted by realized and unrealized losses in the change in fair value of derivative instruments and net losses on other financial instruments as a result of the Commutation Transactions. Additionally, the net loss for the nine months ended September 30, 2012 was impacted by the Assured Transaction, which reduced our pre-tax income for the first nine months of 2012 by $28.8 million. See “Results of Operations—Financial Guaranty” for a discussion of the Commutation Transactions and Assured Transaction. Our results for the nine months ended September 30, 2013 and 2012 were also impacted by unrealized losses in the change in fair value of derivative instruments, resulting mainly from a tightening of our credit spreads.
Other Operating Expenses. Our other operating expenses include compensation expense associated with changes in the estimated fair value of certain long-term incentive awards that have been granted under our equity compensation plan, as discussed above. During the three and nine months ended September 30, 2013, our expense related to these awards was approximately $28.1 million and $85.0 million, respectively, compared to approximately $7.7 million and $16.0 million for the three and nine months ended September 30, 2012, respectively. The increase in these expenses in 2013 is primarily related to an increase in the estimated fair value of cash-settled long-term incentive awards that are valued relative to the stock price of Radian Group’s common stock, which has increased significantly from December 31, 2012.
Interest Expense. These amounts reflect interest on our long-term debt. In February 2013, we repaid the remaining outstanding balance of $79.4 million of our 5.625% Senior Notes due February 2013. Also in the first quarter of 2013, we exchanged $195.5 million of our 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 and issued $400 million principal amount of 2.250% Convertible Senior Notes due March 2019 (the “2019 Convertible Senior Notes”) with an effective interest rate of 6.25%, which increased our interest expense for the three and nine months ended September 30, 2013. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Income Tax Provision (Benefit).  The effective tax rate was (44.6)% and 3.8% for the three and nine months ended September 30, 2013, respectively, compared to (88.6)% and 4.6% for the three and nine months ended September 30, 2012, respectively. The change from our statutory tax rate of 35% for the three and nine months ended September 30, 2013 was primarily due to the accounting for uncertainty of income taxes and changes in our overall valuation allowance against our deferred tax assets. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our valuation allowance. The change from our statutory tax rate of 35% for the three and nine months ended September 30, 2012 was primarily due to changes in our overall valuation allowance that we have established against our deferred tax assets.
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
Beginning with the first quarter of 2013, management determined that the allocation of our consolidated provision for income taxes to the segments is no longer material to the evaluation of our business results. Therefore, financial information for our business segments is disclosed on a pretax basis because senior management uses pretax results for the allocation of resources and in assessing the performance of the segments.

Results of Operations—Mortgage Insurance
During 2013, we continued our strategy of managing losses in our legacy mortgage insurance portfolio and reducing the size of our legacy mortgage insurance exposure to effectively manage our capital and liquidity positions.

•
In August 2013, Radian Guaranty entered into a Master Transaction Agreement with Freddie Mac (the “Freddie Mac Agreement”) related to a group of 25,760 first-lien mortgage loans guaranteed by Freddie Mac that were insured by Radian Guaranty and were in default as of December 31, 2011. The Freddie Mac Agreement provides for the future treatment of the loans subject to the terms of the agreement including claim payments, loss mitigation activity and insurance coverage, and eliminates Radian Guaranty’s claim exposure on 9,756 loans that were delinquent and 4,586 loans that were re-performing as of July 31, 2013. The remaining loans in the original population as of December 31, 2011 were paid off, rescinded, denied or resulted in a paid claim prior to July 31, 2013. The Freddie Mac Agreement caps Radian Guaranty’s total exposure on the entire population of loans subject to the agreement to $840 million, and Radian Guaranty has no additional exposure to claims on these loans. The maximum exposure of $840 million is comprised of $625 million of claim payments (consisting of $370 million of claims paid on this population as of July 12, 2013 and $255 million paid at closing) and $215 million related to rescissions, denials, claim curtailments and cancellations (“Loss Mitigation Activity”) on these loans. At the closing, Radian Guaranty deposited $205 million into a collateral account to cover future Loss Mitigation Activity on these loans. The amount deposited in the collateral account represents $215 million, less $10 million of Loss Mitigation Activity that had become final in accordance with the Freddie Mac Agreement prior to the date the collateral account was established. The collateral account consists of investment securities and remains on our consolidated balance sheets as a result of the rights that Radian Guaranty has with respect to those funds, as further described below. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account will be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. From the time the collateral account was established through September 30, 2013, approximately $2.4 million of additional Loss Mitigation Activity had become final in accordance with the Freddie Mac Agreement and $137.3 million of submitted claims had been rescinded, denied, curtailed or cancelled, but were not considered final in accordance with the Freddie Mac Agreement. If the amount of Loss Mitigation Activity that becomes final in accordance with the Freddie Mac Agreement after the collateral account was established does not accumulate to $205 million prior to termination of the Freddie Mac Agreement, then any remaining funds will be paid to Freddie Mac. Radian Guaranty will continue to administer all claims submitted with respect to these loans in accordance with the applicable insurance policy for these loans and in a manner consistent with its normal claims handling practices. The Freddie Mac Agreement will terminate upon the earliest to occur of: (1) August 29, 2017; (2) any time after August 29, 2015 if the amounts remaining in the collateral account are reduced to $0; or (3) any time after August 29, 2015 if Radian Guaranty exercises its early termination option to conclude the transactions under the Freddie Mac Agreement, by paying to Freddie Mac an amount equal to the initial collateral amount less the amount of Loss Mitigation Activity that had then become final under the terms of the agreement.

Quarter and Nine Months Ended September 30, 2013 Compared to Quarter and Nine Months Ended September 30, 2012
The following table summarizes our mortgage insurance segment’s results of operations for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Pretax (loss) income	$(7.9)	$11.0	n/m	$(91.8)	$(79.2)	15.9%
Net premiums written—insurance	250.8	209.9	19.5%	719.2	589.3	22.0
Net premiums earned—insurance	200.1	178.7	12.0	581.1	522.9	11.1
Net investment income	14.9	14.8	0.7	45.2	50.4	(10.3)
Net (losses) gains on investments	(4.4)	43.3	n/m	(91.0)	102.2	n/m
Net losses on other financial instruments	(0.2)	(2.0)	(90.0)	(2.0)	(2.6)	(23.1)
Other income	1.3	1.3	—	5.1	3.9	30.8
Provision for losses	152.0	171.8	(11.5)	420.4	614.6	(31.6)
Change in reserve for premium deficiency (“PDR”)	(2.3)	1.0	n/m	(1.7)	1.5	n/m
Policy acquisition costs	5.8	10.1	(42.6)	24.1	26.7	(9.7)
Other operating expenses	59.6	40.3	47.9	176.7	107.8	63.9
Interest expense	4.4	1.9	n/m	10.8	5.4	100.0
______________________
n/m – not meaningful
Pretax (Loss) Income. As explained in more detail below, our results for the three and nine months ended September 30, 2013 compared to the same periods in 2012 reflect: (i) net losses on investments in 2013 compared to net gains in 2012; (ii) a significant decrease in the provision for losses; (iii) an increase in premiums earned; and (iv) an increase in other operating expenses.
NIW, IIF, RIF
A key component of our current business strategy is to grow our mortgage insurance business by writing insurance on high-quality mortgages in the U.S. Consistent with this objective, we wrote $13.7 billion and $38.0 billion of primary new mortgage insurance in the three and nine months ended September 30, 2013, respectively, compared to $10.6 billion and $25.4 billion in the three and nine months ended September 30, 2012, respectively. The significant increase in NIW for 2013 compared to 2012 is attributable to an increase in the overall mortgage origination market as well as the penetration rate of private mortgage insurance in the overall insured mortgage market, which has increased in 2013 in part due to recent pricing increases and other policy changes implemented by the FHA. In April 2013, the FHA increased its annual insurance premium by ten basis points on new mortgages. It has also implemented a reversal of a past FHA policy that cancelled premiums for new borrowers once they paid down their loan below a certain percentage. While the private mortgage insurance industry has made progress in recapturing business from the FHA, the FHA’s market share remains high. We have been aggressively marketing our product offerings that favorably compete with the FHA in order to regain market share from the FHA.
Due to the recent increase in mortgage interest rates, the volume of mortgage refinance business currently being conducted in the mortgage market has significantly declined. The impact of this decrease in refinance volume, combined with the affect of seasonality (traditionally, there is a reduction in home sales in the fourth quarter), is expected to significantly reduce the volume of mortgage originations in the fourth quarter of 2013, with the impact of reduced refinance volume continuing into 2014. As a result, we expect our volume of NIW to decline in the fourth quarter of 2013. For 2014, we expect NIW to be negatively impacted by a reduction in the overall mortgage origination market and increased competition in the private mortgage insurance industry, partially offset by improvement in the housing market (in particular increased purchase origination volume as compared to refinance originations) and continued market share gains by the private mortgage insurance industry.

Since 2009, virtually all of our new mortgage insurance business production has been prime business. In addition, Fair Isaac Corporation (“FICO”) scores for the borrowers of these insured mortgages have increased and the average LTV on these mortgages has decreased, meaning that borrowers generally are making larger down payments in connection with the more recent mortgages that we are insuring, in both cases as compared to mortgages in our legacy portfolio. As of September 30, 2013, our portfolio of business written since 2009 represents approximately 57% of our total primary mortgage insurance RIF compared to 45% at December 31, 2012.
In 2009, the GSEs began offering the Homeowner Affordable Refinance Program (“HARP”). HARP allows a borrower who is not delinquent to refinance a mortgage if the borrower has been unable to take advantage of lower interest rates because the borrower’s home has decreased in value. Radian Guaranty and other private mortgage insurers have agreed with the Federal Housing Finance Agency (“FHFA”) to facilitate the transfer of mortgage insurance on loans to be refinanced through HARP without regard to LTV. In November 2011, the FHFA made enhancements to the HARP program that expanded the number of borrowers who can qualify for refinancing. The changes implemented by the enhanced HARP 2 program have increased the number of borrowers who are eligible to benefit from the program and, as of September 30, 2013, approximately 11% of our total primary RIF had successfully completed a HARP refinance. The HARP 2 program has been extended until December 31, 2015. We exclude HARP loans from our NIW for the period in which the refinance occurs; however, the HARP programs have had a positive impact on the overall credit quality and composition of our mortgage insurance portfolio given that borrowers who refinance generally have a greater ability to pay and more financial flexibility to cover the loan obligations. During the nine months ended September 30, 2013, HARP loans accounted for $6.7 billion of insurance that was not included in Radian Guaranty’s NIW for that period compared to $6.1 billion for the same period of 2012.
On March 27, 2013, the FHFA announced its new streamlined loan modification initiative. This new program eliminates the need for borrowers who are applying for modifications to document their hardship or financial information. Instead, borrowers must be at least 90 days delinquent and no more than 24 months delinquent on their mortgage to qualify for a loan modification. We believe this streamlined modification program will further assist delinquent borrowers. This program became effective on March 27, 2013, and as of July 1, 2013, servicers were required to begin offering the modification program to eligible borrowers. The streamlined modification program is scheduled to end on August 1, 2015.

The following tables provide selected information as of and for the periods indicated related to mortgage insurance NIW, RIF and IIF. Because we continue to receive premiums on the related loans and the insurance remains in force, primary RIF and IIF amounts at September 30, 2013 include $596 million and $2,365 million, respectively, related to the loans under the Freddie Mac Agreement.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2013		2012		2013		2012
Primary NIW
Prime	$13,718	100.0%	$10,594	100.0%	$37,999	100.0%	$25,384	99.9%
Alternative-A (“Alt-A”) and A minus and below	2	—	4	—	4	—	14	0.1
Total Primary	$13,720	100.0%	$10,598	100.0%	$38,003	100.0%	$25,398	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2013		2012		2013		2012
Total primary NIW by FICO Score
>=740	$9,508	69.3%	$8,067	76.1%	$27,384	72.0%	$19,313	76.0%
680-739	3,642	26.5	2,259	21.3	9,296	24.5	5,475	21.6
620-679	570	4.2	272	2.6	1,323	3.5	610	2.4
Total Primary	$13,720	100.0%	$10,598	100.0%	$38,003	100.0%	$25,398	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Percentage of primary NIW
Refinances	21%	35%	33%	38%

LTV (1)
95.01% and above	3.1%	1.3%	2.4%	1.4%
90.01% to 95.00%	48.3%	42.5%	44.6%	41.5%
85.01% to 90.00%	36.4%	40.8%	37.6%	41.3%
80.01% to 85.00%	12.2%	15.4%	15.4%	15.8%

Primary risk written	$3,481	$2,585	$9,371	$6,156
______________________

(1)	LTV ratio: The percentage of the original loan amount to the original value of the property.

($ in millions)	September 30, 2013		December 31, 2012		September 30, 2012
Primary IIF (1)
Flow	$148,342	93.5%	$129,079	92.0%	$123,438	91.4%
Structured	10,268	6.5	11,284	8.0	11,622	8.6
Total Primary	$158,610	100.0%	$140,363	100.0%	$135,060	100.0%

Prime	$143,723	90.6%	$123,437	87.9%	$117,509	87.0%
Alt-A	9,101	5.7	10,447	7.5	10,883	8.1
A minus and below	5,786	3.7	6,479	4.6	6,668	4.9
Total Primary	$158,610	100.0%	$140,363	100.0%	$135,060	100.0%

Persistency (12 months ended)		80.5%		81.8%		82.7%
______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

($ in millions)	September 30, 2013		December 31, 2012		September 30, 2012
Primary RIF (1)
Flow	$36,881	94.1%	$31,891	92.8%	$30,480	92.3%
Structured	2,303	5.9	2,481	7.2	2,540	7.7
Total Primary	$39,184	100.0%	$34,372	100.0%	$33,020	100.0%

Prime	$35,614	90.9%	$30,348	88.3%	$28,854	87.4%
Alt-A	2,120	5.4	2,404	7.0	2,499	7.6
A minus and below	1,450	3.7	1,620	4.7	1,667	5.0
Total Primary	$39,184	100.0%	$34,372	100.0%	$33,020	100.0%
______________________

(1)	Includes amounts related to loans subject to the Freddie Mac Agreement.

($ in millions)	September 30, 2013			December 31, 2012		September 30, 2012
Total primary RIF by FICO Score
Flow
>=740	$20,732		56.2%	$16,448	51.6%	$15,141	49.7%
680-739	10,769		29.2	9,686	30.4	9,449	31.0
620-679	4,649		12.6	4,918	15.4	5,022	16.5
<=619	731		2.0	839	2.6	868	2.8
Total Flow	$36,881		100.0%	$31,891	100.0%	$30,480	100.0%
Structured
>=740	$619		26.9%	$661	26.6%	$674	26.5%
680-739	661		28.7	716	28.9	736	29.0
620-679	609		26.4	661	26.6	678	26.7
<=619	414		18.0	443	17.9	452	17.8
Total Structured	$2,303		100.0%	$2,481	100.0%	$2,540	100.0%
Total
>=740	$21,351		54.5%	$17,109	49.8%	$15,815	47.9%
680-739	11,430		29.2	10,402	30.3	10,185	30.8
620-679	5,258		13.4	5,579	16.2	5,700	17.3
<=619	1,145		2.9	1,282	3.7	1,320	4.0
Total Primary	$39,184		100.0%	$34,372	100.0%	$33,020	100.0%

Primary RIF on defaulted loans	$3,010	(1)		$4,320		$4,417
______________________

(1)	Excludes risk related to loans subject to the Freddie Mac Agreement.

	September 30, 2013	December 31, 2012	September 30, 2012
Percentage of primary RIF
Refinances	31%	32%	31%
Loan Type:
Fixed	93.6%	91.6%	90.8%
Adjustable rate mortgages
Less than five years	2.6%	3.5%	3.8%
Five years and longer	3.8%	4.9%	5.4%

($ in millions)	September 30, 2013		December 31, 2012		September 30, 2012
Total primary RIF by LTV
95.01% and above	$4,273	10.9%	$4,643	13.5%	$4,776	14.5%
90.01% to 95.00%	16,508	42.1	13,303	38.7	12,473	37.8
85.01% to 90.00%	14,563	37.2	13,134	38.2	12,679	38.4
85.00% and below	3,840	9.8	3,292	9.6	3,092	9.3
Total Primary	$39,184	100.0%	$34,372	100.0%	$33,020	100.0%

	September 30, 2013		December 31, 2012		September 30, 2012
	RIF	Reserve for Losses	RIF	Reserve for Losses	RIF	Reserve for Losses
Total primary RIF by policy year
2005 and prior	12.2%	32.7%	16.5%	31.9%	18.0%	31.8%
2006	6.2	18.1	8.0	17.9	8.6	18.1
2007	13.9	34.3	17.6	35.8	18.9	36.2
2008	10.5	12.7	13.3	12.9	14.3	12.6
2009	4.0	1.2	5.9	1.1	6.7	1.0
2010	3.3	0.4	5.0	0.3	5.7	0.2
2011	6.1	0.4	8.6	0.1	9.6	0.1
2012	20.3	0.2	25.1	—	18.2	—
2013	23.5	—	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Net Premiums Written and Earned.  Net premiums written increased for the three and nine months ended September 30, 2013 compared to the same periods of 2012, primarily as a result of the significant increase in NIW originated by us in 2012 and 2013, which was mainly driven by an increase in the size of the overall mortgage origination market and an increase in private mortgage insurance penetration, as discussed above.
Net premiums earned for the three and nine months ended September 30, 2013 increased from the same periods of 2012, primarily as a result of the significant increase in NIW in 2012 and 2013, which resulted in increased premiums earned in 2013, and also due to a decrease in premiums expected to be refunded as part of our rescission activity given the lower level of estimated future rescissions in 2013 compared to 2012. The increase in net premiums earned in 2013 was partially offset by an increase in ceded premiums earned related to the QSR Transactions (as defined below).
Our expected rate of return on our single premium business is lower than on our monthly premium business. Assuming all other factors remain constant, if loans prepay earlier than expected, then our profitability on these single premium loans is likely to be higher than anticipated. If loans are repaid later than expected, however, our profitability on these single premium loans is likely to be lower than anticipated. The expected profitability of our monthly premium business is the opposite of single premium business with respect to prepayment speeds. For our monthly premium business, earlier than anticipated prepayments reduce profitability on these monthly premium loans. As a result, the ultimate profitability of our business is affected by mortgage prepayment speeds. Because prepayment speeds are difficult to project, our strategy has been to write a mix of single premium and monthly premium business, which we believe reduces the overall impact on our results if actual prepayment speeds are significantly different from expectations. Approximately 71% and 29% of our NIW for the three months ended September 30, 2013 was written with monthly and single premiums, respectively. Approximately 68% and 32% of our NIW for the nine months ended September 30, 2013 was written with monthly and single premiums, respectively. Our single premium business is anticipated to decrease in 2014, in part due to the implementation of the new QM Rule (as defined below) under the Dodd-Frank Act, as further discussed in “Risk Factors—The Dodd-Frank Act may have a material effect on our mortgage insurance and financial guaranty businesses.”
During the second and fourth quarters of 2012, Radian Guaranty entered into quota share reinsurance (“QSR”) agreements with a third-party reinsurance provider. The following table summarizes our ceded premiums and RIF ceded through these QSR agreements (the “Initial QSR Transaction” and the “Second QSR Transaction” and together, the “QSR Transactions”) and other reinsurance agreements. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Throughout this report, unless otherwise noted, RIF includes the amount ceded through reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
First-Lien Captives
Premiums ceded to captives	$4,161	$5,327	$14,100	$18,045
% of total premiums	1.9%	2.8%	2.2%	3.3%
IIF subject to captives (1)	4.3%	7.1%
RIF subject to captives (2)	4.2%	6.9%

Initial QSR Transaction
Ceded premiums written	$5,551	$16,378	$17,573	$41,855
% of premiums written	2.1%	7.1%	2.3%	6.5%
Ceded premiums earned	$7,216	$5,291	$22,711	$8,389
% of total premiums	3.3%	2.8%	3.6%	1.5%
Ceding commissions written	$1,388	$4,095	$4,393	$10,464
RIF included in QSR (3)	$1,376,416	$1,408,078

Second QSR Transaction
Ceded premiums written	$8,233	$—	$32,253	$—
% of premiums written	3.1%	—%	4.1%	—%
Ceded premiums earned	$5,099	$—	$12,220	$—
% of total premiums	2.4%	—%	1.9%	—%
Ceding commissions written	$2,882	$—	$11,289	$—
RIF included in QSR (3)	$1,201,235	$—
______________________

(1)	IIF on captives as a percentage of total IIF.

(2)	RIF on captives as a percentage of total RIF.

(3)	RIF ceded under QSR Transactions and included in total RIF.
Net Investment Income.  Our mortgage insurance net investment income decreased for the nine months ended September 30, 2013, compared to the same period of 2012, primarily due to the reinvestment of proceeds from sales of investment securities into investments with lower market yields. All periods include an allocation to the mortgage insurance segment of net investment income from Radian Group that is based on relative GAAP equity, which was lower in 2013 compared to 2012.
Net (Losses) Gains on Investments.  The components of the net (losses) gains on investments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net unrealized losses related to change in fair value of trading securities and other investments	$(5.1)	$(42.4)	$(108.5)	$(30.4)
Net realized gains on sales	0.7	85.7	17.5	132.6
Net (losses) gains on investments	$(4.4)	$43.3	$(91.0)	$102.2
In 2013, net unrealized losses mainly relate to a change in the fair value of our core fixed-income bond portfolio primarily as a result of an increase in interest rates during the second quarter.

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
Provision for Losses.  Our mortgage insurance provision for losses decreased for the three and nine months ended September 30, 2013, compared to the same periods of 2012. The following table details the financial impact of the significant components of our provision for losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
New defaults	$112.0	$161.6	$307.3	$494.8
Existing defaults, second-lien mortgages (“second-liens”), loss adjustment expenses (“LAE”) and other (1)	40.0	10.2	113.1	119.8
Provision for losses	$152.0	$171.8	$420.4	$614.6
______________________

(1)
Represents the provision for losses attributable to loans that were in default as of the beginning of each period indicated, including: (a) the change in reserves for loans that were in default status (including pending claims) as of both the beginning and end of each period indicated; (b) the net impact to provision for losses from loans that were in default as of the beginning of each period indicated but were either cured (“cures”), prepaid, or resulted in a paid claim or a rescission or denial during the period indicated; (c) the impact to our incurred but not reported (“IBNR”) reserve during the period related to changes in actual and estimated reinstatements of previously rescinded policies and denied claims, including potential reinstatements we are in the process of discussing with servicers; (d) second-lien loss reserves; and (e) LAE and other loss reserves.

Our mortgage insurance provision for losses for the three and nine months ended September 30, 2013 decreased by $19.8 million and $194.2 million, respectively, as compared to the same periods in 2012. These decreases were driven primarily by a decline in new default notices and less adverse development in our estimate of future losses on existing defaults, mainly due to claim curtailments and cures for which we experienced higher rates than expected. Additionally in 2013, the adverse development on existing defaults in the provision for losses includes an initial incurred loss of approximately $22 million in the third quarter of 2013 as a result of the Freddie Mac Agreement. This loss is expected to be fully offset by a reduction of incurred losses in future periods. This future reduction of incurred losses is expected to result from the elimination of exposure to re-performing loans covered by the transaction that we expect to re-default in the future and ultimately become claims. In 2012, we experienced an increase in other losses related to a $44 million write-down in our estimated reinsurance recoverable from our remaining capital markets reinsurance transactions (“Smart Home”). Our final Smart Home reinsurance transaction matured in May 2013.
Our first-lien primary default rate at September 30, 2013 was 7.8% compared to 12.6% at September 30, 2012. Our primary defaulted inventory comprised 65,239 loans at September 30, 2013, compared to 94,831 loans at September 30, 2012, representing a 31.2% decrease. The Freddie Mac Agreement eliminated Radian Guaranty’s claim exposure on 9,756 delinquent loans. Our primary defaulted inventory declined by an additional 2.1% in October 2013 from September 30, 2013. In addition to the impact of the Freddie Mac Agreement, the reduction in our primary defaulted inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in net insurance rescissions and claim denials, collectively exceeding the total number of new defaults on insured loans. Despite this positive trend, our overall primary default rates remain elevated compared to historical levels, driven primarily by the poor performance of our legacy portfolio.
Since 2007, a slowdown in mortgage foreclosures has contributed to the sustained high level of our defaulted inventory. This slowdown has resulted in more defaults remaining unresolved for a longer period of time than historically has been the case. We believe that a return to sustained profitability in our mortgage insurance business is dependent upon both a further reduction in the number of new defaults and an increase in the number of cures. New primary defaults for the three and nine months ended September 30, 2013 decreased 18% and 19%, respectively, compared to the same periods in 2012. Although significant uncertainty remains, we currently expect total new defaults (including pool insurance) for the full year 2013 to decrease approximately 19% as compared to 2012.

As discussed above, the time it has taken to cure or otherwise resolve a delinquent loan has been prolonged. Consequently, in recent years, our primary defaulted inventory experienced an increase in its weighted average age, and because we apply higher estimated “default to claim rates” (rate at which defaulted loans are expected to result in claim) on our more aged delinquent loans, this has resulted in additional incurred losses. In addition, our estimated rates of insurance rescissions and claim denials have declined in recent periods. Our aggregate weighted average net default to claim rate assumption for our primary loans used in estimating our reserve for losses, which is net of estimated denials, rescissions and reinstatements, was approximately 50% at September 30, 2013, compared to 49% at December 31, 2012.
The following table shows additional information about our primary loans in default as of the dates indicated:

	September 30, 2013
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	13,550	20.8%	24%	22%	29.3%	$137,792	8.0%
Four to eleven payments	13,560	20.8	48	44	16.4	289,141	16.8
Twelve payments or more	25,766	39.5	57	49	4.8	723,501	41.9
Pending claims	12,363	18.9	100	90	0.6	573,672	33.3
Total	65,239	100.0%	56%	50%		1,724,106	100.0%
IBNR and other						313,244
LAE						50,505
Total primary reserves						$2,087,855

	September 30, 2012
			Projected Default to Claim Rate
			Gross (1)	Net (2)	Cure % During the Quarter	Reserve for Losses	% of Reserve
($ in thousands)	#	%	%	%	%	$	%
Missed payments:
Three payments or less	17,377	18.3%	25%	23%	24.4%	$183,050	7.6%
Four to eleven payments	20,994	22.1	48	44	12.0	453,994	18.8
Twelve payments or more	40,081	42.3	57	47	3.9	1,048,491	43.5
Pending claims	16,379	17.3	100	86	0.2	723,947	30.1
Total	94,831	100.0%	56%	49%		2,409,482	100.0%
IBNR and other						233,376
LAE						65,595
Total primary reserves						$2,708,453
______________________

(1)	Represents the weighted average default to claim rate before consideration of estimated rescissions, denials and reinstatements of rescissions and denials for each category of defaulted loans.

(2)	Net of estimate of rescissions, denials and reinstatements of rescissions and denials.

The following table shows the number of primary and pool loans that we have insured, the number of loans in default and the percentage of loans in default as of the dates indicated:

	September 30, 2013		December 31, 2012	September 30, 2012
Default Statistics—Primary Insurance:
Total Primary Insurance
Prime
Number of insured loans	729,822		667,622	647,192
Number of loans in default	40,951		60,854	61,369
Percentage of loans in default	5.61%		9.12%	9.48%
Alt-A
Number of insured loans	47,014		54,069	56,167
Number of loans in default	12,107		16,005	17,063
Percentage of loans in default	25.75%		29.60%	30.38%
A minus and below
Number of insured loans	42,470		49,307	50,852
Number of loans in default	12,181		16,310	16,399
Percentage of loans in default	28.68%		33.08%	32.25%
Total Primary
Number of insured loans	832,469	(1)	770,998	754,211
Number of loans in default	65,239	(2)	93,169	94,831
Percentage of loans in default	7.84%		12.08%	12.57%
Default Statistics—Pool insurance:
Number of loans in default	14,257		18,147	18,646
______________________

(1)	Includes 13,163 insured loans subject to the Freddie Mac Agreement.

(2)	Excludes 8,509 loans subject to the Freddie Mac Agreement that are in default at September 30, 2013, as we no longer have claims exposure on these loans.
The following table shows a rollforward of our primary loans in default:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning defaulted inventory	78,257	98,450	93,169	110,861
Less: Freddie Mac Agreement loans	(9,756)	—	(9,756)	—
Plus: New defaults (1)	15,330	18,709	44,822	55,313
Less: Cures (1)	(13,706)	(14,493)	(44,067)	(47,376)
Less: Claims paid (2)	(4,994)	(4,940)	(17,147)	(13,952)
Less: Rescissions (3)	(284)	(1,082)	(720)	(2,543)
Less: Denials (4)	392	(1,813)	(1,062)	(7,472)
Ending defaulted inventory	65,239	94,831	65,239	94,831
______________________

(1)
Amounts reflected are compiled monthly based on reports received from loan servicers. The number of new defaults and cures presented includes the following monthly defaults that both defaulted and cured within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Intra-period new defaults	5,973	5,923	28,480	29,389

(2)	Includes those charged to a deductible or captive.

(3)	Net of any previously rescinded policies that were reinstated during the period. Such reinstated rescissions may ultimately result in a paid claim.

(4)
Net of any denied claims that were reinstated during the period. Such previously denied but reinstated claims are generally reviewed for possible rescission prior to any claim payment. A significant number of denials in 2012 relate to loans serviced by one servicer.

Our loss reserve estimate incorporates our recent experience with respect to the number of claims that have been denied due to the policyholder’s failure to submit sufficient documentation to perfect a claim within the time period permitted under our master insurance policy and also incorporates our recent experience with respect to the number of insurance certificates that ultimately will be rescinded due to fraud, underwriter negligence or other factors. Our mortgage insurance reserves also incorporate, for future rescissions and denials on defaulted loans, our expectations regarding the number of policies that we expect to reinstate as a result of our claims rebuttal process (see below for more information). Our current level of rescissions and denials remains elevated compared to historical levels, primarily due to legacy portfolio loans that remain in our defaulted inventory, as well as our efforts to review a substantial portion of our claims related to legacy portfolio loans for potential rescissions or denials. While the level of rescissions and denials has continued to decline in recent periods as we continue to work through our defaulted legacy portfolio, we expect the level of rescissions and denials to remain elevated compared to historical levels as long as our legacy portfolio comprises a significant percentage of our defaulted inventory.
The table below shows the details related to the number of rescinded policies and denied claims for the periods indicated. Recent trends in insurance rescissions and claim denial activity reflect a decrease in the number of policies rescinded and claims denied, and an overall increase in the number of rescissions and denials that have been reinstated (for previously rescinded loans) or perfected (for previously denied claims). This increase in reinstatements and perfected claims is partly due to lenders and servicers challenging a greater number of rescissions and denials, as well as the overall effectiveness of these challenges based on their ability to produce new or additional information that supports a reinstatement of coverage or a perfection of a claim payment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rescinded policies:
Rescinded	(409)	(1,308)	(1,384)	(3,236)
Reinstated	125	226	664	693
Denied claims:
Denied	(1,806)	(3,133)	(6,589)	(10,430)
Reinstated	2,198	1,320	5,527	2,958
Total net rescissions and denials	108	(2,895)	(1,782)	(10,015)

The following table illustrates the impact of estimated insurance rescissions and claim denials (net of estimated reinstatements) on our loss reserve estimates as of the dates indicated:

(In millions)	September 30, 2013	December 31, 2012	September 30, 2012
Decrease to our loss reserve due to estimated future rescissions and denials, net	$291	$455	$477

The following table illustrates the amount of first-lien claims submitted to us for payment that were rescinded or denied, net of any reinstatements of previously rescinded policies or denied claims for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Rescissions	$21.6	$95.8	$56.5	$193.7
Denials	4.1	131.9	131.3	537.1
Total first-lien claims submitted for payment that were rescinded or denied (1)	$25.7	$227.7	$187.8	$730.8
______________________

(1)	Includes an amount related to a small number of submitted claims that were subsequently withdrawn by the insured.
Our reported rescission and denial activity in any given period is subject to challenge by our lender and servicer customers. We expect that a portion of previously rescinded policies will be reinstated and previously denied claims will be resubmitted with the required documentation and ultimately paid; therefore, we have considered this expectation in developing our IBNR reserve estimate. Our IBNR reserve estimate was $268 million and $323 million at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the IBNR reserve estimate of $268 million includes an estimate of future reinstatements of previously denied claims and rescinded policies of $173 million and $78 million, respectively. These reserves relate to $381 million of claims that were denied within the preceding 12 months and $450 million of policies that were rescinded within the preceding 24 months, as well as additional denials and rescissions that were denied or rescinded in earlier periods but remain the subject of discussion with certain of our lender and servicer customers.
Generally, we estimate our claim liability related to the potential future reinstatement of previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month time frame. As of September 30, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials, and the estimated impact of future claim curtailments on reinstated denials and rescissions. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials.

The following table shows the cumulative rescission/denial rates on our total first-lien portfolio, net of both actual and expected reinstatements, as of September 30, 2013, with respect to claims received in each quarter indicated below:

Claim Received Quarter	Projected Net Cumulative Rescission/Denial Rate for Each Quarter (1)	Percentage of Total Claims Resolved (2)
Q1 2011	20.4%	99%
Q2 2011	25.4%	99%
Q3 2011	30.9%	99%
Q4 2011	27.0%	99%
Q1 2012	23.5%	98%
Q2 2012	20.7%	97%
Q3 2012	17.8%	89%
Q4 2012	16.0%	78%
Q1 2013	16.4%	57%
______________________

(1)
Projected net cumulative rescission/denial rates represent the ratio of claims rescinded or denied to claims received (by claim count). Rescissions and denials are net of actual reinstatements, plus our current estimate for expected reinstatements of previously rescinded policies or denied claims (excluding certain potential reinstatements we are in the process of discussing with servicers). These projected amounts represent the cumulative rates for each quarter as of September 30, 2013. Until all of the claims received during the periods shown have been internally resolved, the rescission/denial rates for each quarter will be subject to change; these rates also will remain subject to change based on differences between estimated and actual reinstatements of previously rescinded policies or denied claims.

(2)
The percentage of claims resolved for each quarter presented in the table above represents the number of claims that have been internally resolved as a percentage of the total number of claims received for that specific quarter. A claim is considered internally resolved when it is either paid or it is concluded that the claim should be denied or rescinded, though such denials and rescissions could be challenged and potentially reinstated or overturned. For the second and third quarters of 2013, a significant portion of claims received for those quarters have not been internally resolved; therefore, we do not believe the projected net cumulative rescission/denial rates for those periods are presently meaningful.

The following table shows information regarding our reserve for losses and PDR as of the dates indicated:

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Reserves for losses by category:
Prime	$1,038,673	$1,508,140	$1,499,268
Alt-A	406,904	490,728	505,654
A minus and below	228,854	314,068	314,759
IBNR and other	313,244	289,032	233,376
LAE	50,505	64,252	65,595
Reinsurance recoverables (1)	49,675	83,238	89,801
Total primary reserves	2,087,855	2,749,458	2,708,453
Pool	189,994	281,937	291,013
IBNR and other	26,624	34,000	28,181
LAE	5,480	7,466	7,826
Total pool reserves	222,098	323,403	327,020
Total first-lien reserves	2,309,953	3,072,861	3,035,473
Second-lien and other (2)	4,832	10,747	11,233
Total reserve for losses	$2,314,785	$3,083,608	$3,046,706

PDR on second-liens	$1,983	$3,685	$5,149
______________________

(1)	Represents ceded losses on captive transactions, Smart Home and the QSR Transactions.

(2)	Does not include second-lien PDR.

The following table shows information regarding our average loss reserves per default:

	September 30, 2013	December 31, 2012	September 30, 2012
First-lien reserve per default
Primary reserve per default excluding IBNR and other	$27,202	$26,408	$26,100
Pool reserve per default excluding IBNR and other (1)	13,711	15,944	16,027
______________________

(1)
If calculated before giving effect to deductibles and stop losses in pool transactions, this would have been $26,767, $27,545 and $27,842, respectively, at September 30, 2013, December 2012 and September 30, 2012.

Total mortgage insurance claims paid of $519.3 million and $1.2 billion for the three and nine months ended September 30, 2013, respectively, have increased from claims paid of $272.4 million and $754.0 million for the three and nine months ended September 30, 2012, respectively. These increases in 2013 are primarily due to the claim payment of $255 million relating to the Freddie Mac Agreement and greater efficiencies in our claims review process, which have allowed us to pay valid claims more quickly than in previous periods. We currently expect net claims paid of approximately $1.5 billion in 2013.
Notwithstanding our process improvements, we continue to experience the effects of the foreclosure backlogs, servicer delays and loan modification programs that were prevalent during the economic downturn and have reduced the number of defaults going to claim. In addition, our extensive review of a substantial portion of all claims that we receive has resulted in a significant increase in the number of claim denials in recent periods compared to historical levels as a result of servicers failing to produce the documents necessary to perfect a claim submission, although the number of claim denials has decreased in 2013, compared to the prior year.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. Claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines increased to approximately $16 million and $42 million, respectively, for the three and nine months ended September 30, 2013, compared to approximately $6 million and $15 million, respectively, for the three and nine months ended September 30, 2012. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect this trend to continue in light of well publicized issues in the servicing industry and our existing legacy portfolio of aged defaults.

The following table shows claims paid by product and average claim paid by product for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net claims paid (1):
Prime	$160,091	$169,641	$578,486	$467,093
Alt-A	46,474	45,058	141,624	121,970
A minus and below	24,843	28,042	85,542	85,234
Total primary claims paid	231,408	242,741	805,652	674,297
Pool	33,181	26,546	92,741	71,846
Second-lien and other	80	3,111	2,578	8,043
Subtotal	264,669	272,398	900,971	754,186
Impact of Freddie Mac Agreement	254,667	—	254,667	—
Impact of captive terminations	—	—	—	(148)
Total net claims paid	$519,336	$272,398	$1,155,638	$754,038

Average net claim paid (1) (2):
Prime	$47.2	$48.0	$47.3	$48.6
Alt-A	56.7	59.9	56.3	58.6
A minus and below	38.0	38.1	36.8	38.0
Total average net primary claim paid	47.5	48.4	47.2	47.9
Pool	61.7	66.2	69.2	66.6
Second-lien and other	4.2	29.6	16.5	27.5
Total average net claim paid	$48.8	$49.3	$48.5	$48.8

Average direct primary claim paid (2) (3)	$49.8	$50.8	$49.4	$50.5
Average total direct claim paid (2) (3)	$50.8	$51.5	$50.6	$51.2
______________________

(1)	Net of reinsurance recoveries.

(2)	Calculated without giving effect to the impact of the Freddie Mac Agreement and captive terminations.

(3)	Before reinsurance recoveries.
Policy Acquisition Costs. Policy acquisition costs for the three and nine months ended September 30, 2013 decreased to $5.8 million and $24.1 million, respectively, from $10.1 million and $26.7 million, respectively, for the comparable periods in 2012, primarily due to an increase in the persistency rate on our more recent insured portfolios, as well as an increase in ceding commissions received related to the QSR Transactions.
Other Operating Expenses.  Our other operating expenses increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to increases of approximately $18.7 million and $61.4 million, respectively, related to an increase in the estimated fair value of cash-settled long-term incentive awards that are valued relative to the stock price of Radian Group’s common stock, which has increased significantly from December 31, 2012.

Results of Operations—Financial Guaranty
Since 2008, we have significantly reduced our financial guaranty operations and have proactively reduced our financial guaranty exposures through commutations in order to mitigate uncertainty, maximize the ultimate capital available for our mortgage insurance business and accelerate our access to that capital.
Thus far in 2013, we have made further progress toward our objectives and in support of our business strategy, which includes results from the following actions:

•
In January 2013, $6.7 million of statutory contingency reserves were released due to the commutation of the remaining $822.2 million net par reinsured by Radian Asset Assurance from Financial Guaranty Insurance Company (the “FGIC Commutation”), including substantially all of our exposure to general obligation bonds issued by the City of Detroit;

•
In February 2013, the New York State Department of Financial Services (“NYSDFS”) approved the release of an additional $61.1 million of statutory contingency reserves resulting from the reduction in Radian Asset Assurance’s net par outstanding;

•
During the first nine months of 2013, in our financial guaranty business, four of our CDS counterparties exercised their termination rights with respect to nine collateralized debt obligations (“CDOs”) that we insured, and we agreed to the commutation of an additional CDO with another CDS counterparty (collectively, the “2013 CDO Terminations”), which reduced our net par outstanding by $3.4 billion in the aggregate; and

•	In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty.
Financial Guaranty Portfolio
Net Par Outstanding
Our aggregate financial guaranty net par outstanding decreased approximately 22% in the first nine months of 2013, from $33.7 billion as of December 31, 2012 to $26.2 billion as of September 30, 2013. We expect our net par outstanding will continue to decrease as our financial guaranty insured portfolio matures, we proactively seek to reduce our financial guaranty net par outstanding, and counterparties potentially continue to terminate transactions early in accordance with their rights under such transactions. The reduction in our financial guaranty net par outstanding in the first nine months of 2013 was primarily due to the 2013 CDO Terminations, the FGIC Commutation, the prepayments of public finance transactions, and the amortization or scheduled maturity of our insured portfolio.

The following tables show the distribution of our financial guaranty segment’s net par outstanding, by type of exposure, as a percentage of total net par outstanding and the related net claim (asset) liability and fair value net liability as of the dates indicated:

	September 30, 2013
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$5.4	20.6%	$14.8	$0.2
Healthcare and long-term care	2.5	9.5	12.9	1.1
Water/sewer/electric gas and investor-owned utilities	1.3	5.0	(6.6)	1.2
Education	1.1	4.2	(4.1)	—
Airports/transportation	1.0	3.8	0.2	39.9
Escrowed transactions (5)	0.9	3.4	—	—
Housing	0.1	0.4	—	—
Other public finance (6)	0.6	2.3	(9.0)	0.7
Total public finance (7)	12.9	49.2	8.2	43.1
Structured finance:
CDOs	12.5	47.7	3.4	215.2
Asset-backed obligations	0.7	2.7	18.9	11.2
Other structured (8)	0.1	0.4	—	0.1
Total structured finance	13.3	50.8	22.3	226.5
Total	$26.2	100.0%	$30.5	$269.6

	December 31, 2012
	Net Par Outstanding (1)	% of Total Net Par Outstanding (1)	Net Claim (Asset) Liability (2)	Fair Value Net Liability (3)
Type of Obligation	(In billions)		(In millions)	(In millions)
Public finance:
General obligation and other tax supported (4)	$6.3	18.7%	$10.0	$0.1
Healthcare and long-term care	3.2	9.5	13.2	0.6
Water/sewer/electric gas and investor-owned utilities	1.8	5.3	27.4	1.1
Airports/transportation	1.2	3.6	(5.3)	—
Education	1.1	3.2	2.0	42.6
Escrowed transactions (5)	1.0	3.0	—	—
Housing	0.1	0.3	0.3	—
Other Public finance (6)	0.6	1.8	(12.4)	0.7
Total public finance (7)	15.3	45.4	35.2	45.1
Structured finance:
CDOs	17.5	51.9	4.5	126.0
Asset-backed obligations	0.8	2.4	24.6	13.2
Other structured (8)	0.1	0.3	—	—
Total structured finance	18.4	54.6	29.1	139.2
Total	$33.7	100.0%	$64.3	$184.3
______________________

(1)	Represents our exposure to the aggregate outstanding principal on insured obligations.

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

(4)	Includes $1.5 billion and $1.6 billion at September 30, 2013 and December 31, 2012, respectively, of tax supported revenue bonds.

(5)
Escrowed transactions are legally defeased bond issuances where cash or U.S. government securities, in an amount sufficient to pay remaining obligations under such bonds, have been deposited in an escrow account for the benefit of the bond holders. Although we have little to no remaining credit risk on these transactions, they remain outstanding for GAAP purposes.

(6)
Represents other types of municipal obligations, including human services providers, second-to-pay international public finance, non-profit institutions, stadiums and project finance public facilities, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

(7)
Includes $2.4 billion and $2.9 billion at September 30, 2013 and December 31, 2012, respectively, of international public finance insured obligations (which includes sovereign and sub-sovereign (“Sovereign”) indebtedness, of which $100.1 million and $105.2 million at September 30, 2013 and December 31, 2012, respectively, is related to Greece, Spain, Italy, Hungary, Portugal and Ireland (collectively, the “Stressed European Countries”)).

(8)
Represents other types of structured finance obligations, including diversified payment rights, collateralized guaranteed investment contracts or letters of credit, foreign commercial assets and life insurance securitizations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

In addition to our net par outstanding, we continue to have some reinsurance exposure to trade credit and surety insurance, and direct insurance exposure to coal reclamation bonds for which we had provided credit protection before exiting such lines of business in 2005 or before. These lines of business were not a core part of our financial guaranty business. Liabilities on this coverage in these lines of business can take several years to run off and the claims process can be lengthy and unpredictable. While we currently believe we are adequately reserved for any such claims, it is possible that claim obligations in connection with these lines of business could exceed amounts currently reserved for claim payments. We currently believe any such future claim payments related to these lines of business, if they were to occur, would not be material.
Credit Performance/Credit Quality
Unless otherwise indicated, the ratings of our financial guaranty obligations that are referenced in this report have been developed internally.
Notwithstanding the decrease in our financial guaranty net par outstanding in the first nine months of 2013, the ratings distribution of our insured portfolio did not change materially during the period. At September 30, 2013, the percentage of our net par outstanding of obligations rated AAA, BBB and below investment grade (“BIG”) was 42.0%, 33.2%, and 8.5%, respectively, compared to 45.0%, 31.2%, and 8.5%, respectively, at December 31, 2012.

Public Finance. The following table represents our 10 largest public finance single risks by net par outstanding as of September 30, 2013, along with the internal credit rating category assigned as of that date to each credit:

	Internal Credit Rating (1)	Obligation Type	Aggregate Net Par Outstanding as of September 30, 2013
Credit
			(In millions)
State of California	BBB	General Obligations	$523.2
North Bay Plenary Health Canadian Hospital (Assured Primary Insurer)	AAA	Healthcare	344.0
State of New Jersey	A	General Obligations	306.1
New Jersey, Transportation Trust Fund Authority	A	General Obligations	282.8
Puerto Rico, Commonwealth GO (2)	BBB	General Obligations	205.6
Puerto Rico Highway and Transit Authority	BBB	Tax-Backed	171.6
Reliance Rail Finance Pty LTD (3)	BIG	Transportation	169.8
New Jersey Economic Development Authority School FAC	A	General Obligations	133.8
Thames Water Utilities Finance PLC	A	Investor Owned Utilities	121.1
United Utilities Water PLC (Syncora Guarantee Inc. (“Syncora”) Primary Insurer)	A	Investor Owned Utilities	115.0
			$2,373.0
______________________

(1)
Represents our internal ratings category assigned to these credits utilizing our internal rating system. Each letter category includes all rating grades within that letter category (e.g., an “A” rating includes “A+,” “A” and “A-”).

(2)	Includes exposure to Puerto Rico Public Buildings Authority, which is guaranteed by Puerto Rico.

(3)
All of this net par insured is second-to-pay exposure, either directly written or assumed, where the primary insurer is either Syncora ($107.3 million) or Financial Guaranty Insurance Company ($62.5 million).

Our public finance insured portfolio continues to experience some stress from the current economic environment. As of September 30, 2013, our net claim liability for general municipal obligations and other tax supported credits increased to $14.8 million from $10.0 million at December 31, 2012. In general, municipal governments have been negatively impacted by the most recent recession and subsequent period of limited economic growth. For example, there have been several municipal defaults and bankruptcy filings since the beginning of 2012, including several bankruptcy filings by California municipalities and by the City of Detroit. Although we do not have general obligation exposure to any of the California municipalities that have filed for bankruptcy thus far, and we have only insured a minimal par amount of general obligation unlimited tax bonds issued by the City of Detroit, developments in those cases could possibly serve to encourage bankruptcy filings by other severely distressed municipalities. As of September 30, 2013, we had $83.9 million of net par exposure to general obligations of California municipalities, all of which are currently rated investment grade, and $7.9 million of net par exposure to general obligation unlimited tax bonds issued by the City of Detroit. Our net claim liability related to the City of Detroit was $3.4 million as of September 30, 2013.
As of September 30, 2013, our net claim liability for our healthcare and long-term care exposure was $12.9 million. In recent years, more hospitals have been experiencing a decrease in patient revenues as a result of a significant decline in patient volumes, increased charity care and limited increases in commercial and government reimbursements, particularly those from Medicare. Many healthcare institutions are reporting that further expense reduction efforts are unrealistic and that operating losses are expected as healthcare inflation outpaces weak revenue growth. Further, long-term care facilities generally have been experiencing gradually declining occupancies, reduced debt service coverage margins and slowly eroding cash positions. If these trends continue, it could result in further credit deterioration and require increases in our net claim liability and loss reserves related to our healthcare credits. The impact of the implementation of the Patient Protection and Affordable Care Act (the “ACA”) on patient volumes or the level of charity care remains uncertain. If implementation of the ACA results in increases in patient volumes or reductions in the need for charity care, some of the economic pressures on healthcare institutions could ease. The implementation of the ACA could also result in unintended consequences, which could add to the financial burdens of hospitals and other healthcare providers.
We have experienced some credit deterioration in our insured portfolio of other tax supported bond transactions, in particular, those that are payable from real estate tax revenues derived from the value of real estate in narrowly defined special districts or from special assessments for improvements on certain properties. Declining property values have reduced the assessed value of the tax base in these jurisdictions, resulting in reduced tax revenues being available to pay interest and principal on these insured bonds. Where property values begin to increase, as has been the case recently in certain areas, there often is a lag between the time the property values rise and when corresponding higher tax revenues can be realized. We may experience further credit deterioration in these transactions, which would increase the likelihood that ultimately we would be required to make claim payments with respect to these bonds, especially those from special districts.
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
As of September 30, 2013, we have an aggregate of $453.4 million of net par outstanding relating to indebtedness issued by the Commonwealth of Puerto Rico (“Puerto Rico”) and certain of its agencies and instrumentalities (our “Puerto Rico Exposure”). While Puerto Rico has taken a number of significant steps to improve its budgetary position and financial condition, it remains in a multi-year recession and continues to suffer from high debt levels, persistent structural budget deficits that require additional borrowing and an under-funded pension system. These fiscal issues have resulted in volatile pricing on its debt securities and may constrain its future access to capital markets at reasonable cost. Even without such constraints, it is expected that it will take several years to erase current deficits. These concerns are likely to negatively impact Puerto Rico’s financial condition, which we believe keeps our Puerto Rico Exposure vulnerable to credit deterioration and negative ratings and net claim liability developments. We do not, however, currently anticipate paying claims on any of our Puerto Rico Exposure.

All of our Puerto Rico Exposure is on a secondary market or assumed basis, which may limit the availability of certain remedies. As of September 30, 2013, $19.5 million of our Puerto Rico Exposure was rated BB+, while the remainder of our Puerto Rico Exposure was rated investment grade: $79.1 million rated BBB and $354.8 million rated BBB-. Included in our Puerto Rico Exposure is $240.0 million (or 53%) that is supported by the general obligation of Puerto Rico, facility lease payments by Puerto Rican governmental entities guaranteed by Puerto Rico or loan repayments of municipalities supported by Puerto Rico appropriations in the case of debt issued by the Puerto Rico Municipal Finance Agency. The remaining $213.4 million (or 47%) of our Puerto Rico Exposure is secured by pledged revenues such as tolls, special taxes, electric, water and sewer utility revenues.
As of September 30, 2013, we had an aggregate of $171.0 million of Sovereign net par outstanding, $99.8 million (or 58.4%) of which was rated at least investment grade, and $71.2 million (or 41.6%) of which was rated BIG. All of our BIG exposure relates to the Stressed European Countries whose Sovereign obligations have been under particular stress due to economic uncertainty, potential debt restructuring and ratings downgrades. Due to volatile economic conditions and political uncertainty, particularly in the Stressed European Countries, we believe that our Sovereign insured credits in the Stressed European Countries are vulnerable to credit deterioration and negative ratings and net claim liability developments. In particular, Spain and Italy have experienced several quarters of declines in gross domestic product. As of September 30, 2013, our net par outstanding to Sovereign indebtedness in the Stressed European Countries was $90.8 million.
Structured Finance. Overall, the transactions in our financial guaranty structured finance portfolio have experienced stable credit performance during the first nine months of 2013. The credit performance of our $9.0 billion corporate CDO portfolio continues to improve and we continue to have strong subordination remaining in our corporate CDO transactions, all of which mature over the course of the next five years. To date in 2013, there have been no credit events that have reduced subordination levels in our corporate CDO transactions. We continue to see stabilization and improved performance across many of the transactions in our $1.0 billion directly insured trust preferred securities (“TruPs”) CDO portfolio. The bank issuers within these insured transactions continue to show improved performance. The number of cures of previous defaults and the repayment of interest payments previously deferred on the TruPs collateral continues to outpace new initial interest payment deferrals by the TruPs issuers. Under the terms of most TruPs, interest payment deferrals generally are permissible for up to five years. The insurance company issuers in our TruPs CDO portfolio generally remain stable. Our weighted average rating for our directly insured TruPs bonds improved from BBB- at December 31, 2012 to BBB as of September 30, 2013. As of September 30, 2013, $235.0 million of our TruPs net par outstanding (related to two TruPs bonds we insure) was rated BIG.
Our $1.8 billion insured CDO of commercial mortgage-backed securities (“CMBS”) transactions experienced mixed performance in the first nine months of 2013. During the first nine months of 2013, the average total delinquencies in the collateral supporting each of our four directly-insured CDOs of CMBS decreased. However, average loss severity across the CMBS backing these CDOs has increased during the first nine months of 2013, and interest shortfalls occurred in nine of the 127 CMBS tranches that back the CDOs we insure as a result of reductions in the appraised value of properties, which allows servicers to stop making advances for interest, as well as for expenses related to the liquidation of certain properties. Although we project that future interest shortfalls will result in reductions of premiums received, we also project that such amounts will eventually be repaid to us based on our internal cash flow projections. Notwithstanding any reductions in premiums, our maximum total exposure to interest shortfalls on our CDO of CMBS transactions is limited to the estimated $3.8 million of contractual premium that is payable to us over the remaining life of the contracts.
During the second quarter of 2013, one of the CMBS tranches backing one of our CDO of CMBS transactions experienced a principal loss. Since then, additional principal losses on this CDO of CMBS were recorded such that the total principal loss has reduced the subordination for the transaction by approximately $8.8 million in the aggregate of the initial $97.5 million of subordination. Due to such deterioration in the performance of this CDO of CMBS transaction, we downgraded its rating from AA to AA- in the second quarter of 2013. The ratings for our other CDO of CMBS transactions remained unchanged as of September 30, 2013, with two rated AAA and one rated BBB-. We continue to expect not to have to pay net claims on our CDO of CMBS transactions.
In the first quarter of 2013, we lowered our rating on a collateralized loan obligation of middle market loans that we insure in a second-to-pay position through a CDS (the “CLO Transaction”) with $389.5 million of net par outstanding as of September 30, 2013, from BB+ to BB- due primarily to the deteriorating credit quality of the primary insurer of the CLO Transaction, MBIA Insurance Corp. (“MBIA”). During 2013, this transaction has experienced volatility in its fair value associated primarily with changes in the credit profile of the primary insurer for the transaction. We downgraded this transaction to B+ in the third quarter of 2013.

Quarter and Nine Months Ended September 30, 2013 Compared to Quarter and Nine Months Ended September 30, 2012
The following table summarizes the results of operations for our financial guaranty segment for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Pretax loss	$(0.9)	$(3.5)	(74.3)%	$(150.7)	$(208.2)	(27.6)%
Net premiums written—insurance	—	(0.6)	(100.0)	(10.0)	(120.4)	(91.7)
Net premiums earned—insurance	11.9	12.3	(3.3)	36.6	22.2	64.9
Net investment income	11.9	10.9	9.2	36.0	40.8	(11.8)
Net (losses) gains on investments	(2.7)	41.3	n/m	(51.9)	76.3	n/m
Change in fair value of derivative instruments	10.7	(41.0)	n/m	(70.4)	(146.9)	(52.1)
Net gains (losses) on other financial instruments	1.1	1.2	(8.3)	(1.6)	(77.8)	(97.9)
Gain on sale of affiliate	—	—	n/m	—	7.7	(100.0)
Other income	0.1	—	n/m	0.2	0.2	—
Provision for losses	5.2	4.5	15.6	9.1	38.8	(76.5)
Policy acquisition costs	2.1	2.8	(25.0)	11.1	25.1	(55.8)
Other operating expenses	11.4	10.2	11.8	35.4	33.0	7.3
Interest expense	15.1	10.6	42.5	44.1	33.9	30.1
______________________
n/m – not meaningful
Pretax Loss. Our financial guaranty segment results for the three months ended September 30, 2013 reflect net losses on investments compared to net gains in the comparable period of 2012, and unrealized gains in the change in fair value of derivative instruments compared to unrealized losses in the comparable period of 2012. Our financial guaranty segment results for the nine months ended September 30, 2013 were impacted by unrealized losses in the change in fair value of derivative instruments resulting mainly from a tightening of our credit spreads, and net losses on investments. See “Impact of Radian’s Non-performance Risk on Financial Guaranty Results” below for additional information regarding the impact of changes in our five-year CDS spread on losses.
Our financial guaranty segment results for the three and nine months ended September 30, 2012 were also impacted by a commutation transaction. This commutation terminated: (i) our exposure to a CDO of asset-backed securities (“ABS”) transaction for which we had expected to pay claims on a significant portion of the $450.2 million net par that was outstanding at the time of the commutation and (ii) credit protection we provided through CDS on six directly insured TruPs CDO transactions, representing $699.0 million of net par outstanding at the time of the commutation. These transactions together are referred to as the “Commutation Transactions.” Our financial guaranty segment results for the nine months ended September 30, 2012 also reflect the impact of a January 2012 transaction with Assured (the “Assured Transaction”). Pursuant to the Assured Transaction, we: (a) commuted $13.8 billion of financial guaranty net par outstanding that Radian Asset Assurance had reinsured from Assured; (b) ceded $1.8 billion of direct public finance business to Assured; and (c) sold Municipal and Infrastructure Assurance Corporation, a municipal bond insurer that was licensed in 37 states and the District of Columbia. The Assured Transaction increased our pretax loss for the first nine months of 2012 by $28.8 million.
Net Premiums Written and Earned.  Net premiums written and earned for the nine months ended September 30, 2013 reflect the impact of the FGIC Commutation, which decreased premiums written and earned by $12.6 million and $2.5 million, respectively. Net premiums written and earned for the nine months ended September 30, 2012 reflect the impact of the Assured Transaction, which decreased premiums written and earned by $119.8 million and $22.2 million, respectively. Our premiums earned have also been reduced commensurate with the decrease in our net par outstanding.

The following table shows the breakdown of premiums earned by our financial guaranty segment’s various products for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net premiums earned:
Public finance direct	$9,774	$8,644	$25,588	$33,004
Public finance reinsurance	1,591	5,350	8,941	10,942
Structured direct	161	242	513	870
Structured reinsurance	337	(1,958)	4,036	(342)
Trade credit reinsurance	1	—	1	(2)
Total premiums earned—insurance	11,864	12,278	39,079	44,472
Impact of commutations/reinsurance	—	—	(2,447)	(22,264)
Net premiums earned—insurance	$11,864	$12,278	$36,632	$22,208

Refundings included in total net premiums earned	$6,979	$7,322	$22,020	$26,029
Net Investment Income.  Our financial guaranty net investment income decreased for the nine months ended September 30, 2013, compared to the same period of 2012, primarily due to the reinvestment of proceeds from sales of investment securities into investments with lower market yields. All periods include an allocation to the financial guaranty segment of net investment income from Radian Group that is based on relative GAAP equity.
Net (Losses) Gains on Investments.  The components of the net (losses) gains on investments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net unrealized losses related to change in fair value of trading securities and other investments	$(5.2)	$(26.3)	$(60.2)	$(23.3)
Net realized gains on sales	2.5	67.6	8.3	99.6
Net (losses) gains on investments	$(2.7)	$41.3	$(51.9)	$76.3
In 2013, net unrealized losses mainly relate to change in fair value of our core fixed-income bond portfolio primarily as a result of an increase in interest rates during the second quarter. During 2012 and to a lesser extent in 2013, as market prices of our investments strengthened, we made the decision to sell securities in our portfolio and reinvest the proceeds in similar securities. The realized gains from these sales, some of which had previously been unrealized, were additive to the respective statutory capital position of our subsidiaries that held the investments. During 2013, the majority of realized gains on sales relate to sales of international sovereign bonds.
Impact of Radian’s Non-performance Risk on Financial Guaranty Results
Radian Group’s five-year CDS spread is an observable quantitative measure of our non-performance risk and is used by typical market participants to determine the likelihood of our default; the CDS spread that we actually use in the valuation of our specific fair value liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at September 30, 2013 implied a market view that there is a 27.3% probability that Radian Group will default in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012.

The following tables quantify the estimated impact of our non-performance risk on our derivative assets, derivative liabilities and net VIE liabilities (in aggregate by type) presented in our condensed consolidated balance sheets as of the dates indicated:

(In basis points)	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
Radian Group’s five-year CDS spread	419	913	1,089	2,732

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk September 30, 2013	Impact of Radian Non-Performance Risk September 30, 2013	Fair Value (Asset) Liability Recorded September 30, 2013
Product
Corporate CDOs	$19.8	$22.1	$(2.3)
Non-Corporate CDO-related (1)	493.1	221.3	271.8
Total	$512.9	$243.4	$269.5

(In millions)	Fair Value Liability before Consideration of Radian Non-Performance Risk December 31, 2012	Impact of Radian Non-Performance Risk December 31, 2012	Fair Value (Asset) Liability Recorded December 31, 2012
Product
Corporate CDOs	$98.8	$101.6	$(2.8)
Non-Corporate CDO-related (1)	696.6	509.3	187.3
Total	$795.4	$610.9	$184.5
______________________

(1)
Includes the net fair value liability recorded within derivative assets and derivative liabilities, but does not include the net fair value liability of derivative assets or derivative liabilities within our consolidated VIEs, as Radian Group’s credit spread has no impact on the fair value of financial instruments in these VIEs.

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

The following table summarizes amounts related to insured obligations valued at fair value, as reflected on our condensed consolidated balance sheet at September 30, 2013 and the present value of our estimated credit loss recoveries on these obligations. Because the total present value of our estimated net credit losses currently is less than the net fair value liability, we expect the fair value liability, ultimately, to reverse before or at the maturity of these transactions.

(In millions)	Derivatives and VIEs
Balance Sheet
Other invested assets	$79.7
Derivative assets	7.3
Other assets	93.4
Total assets	180.4
Derivative liabilities	344.9
VIE debt - at fair value	93.1
Accounts payable and accrued expenses	0.3
Total liabilities	438.3
Total fair value net liabilities	$257.9

Present value of estimated credit loss recoveries (1)	$(73.8)
______________________

(1)
Represents the present value of our estimated credit loss recoveries (net of estimated credit loss payments) for those transactions for which we currently anticipate paying net losses or receiving recoveries of losses already paid. The present value is calculated using a discount rate of approximately 2.1%, which approximates the average investment yield as reported in our most recently filed statutory financial statements. As illustrated above, expected recoveries for our insured credit derivatives and VIEs exceeded estimated credit loss payments for these transactions as of September 30, 2013. This is primarily a result of our expected recovery on six TruPs (“Terminated TruPs CDOs”) that we commuted in April 2012 as part of the Commutation Transactions. We are entitled to recoveries related to these Terminated TruPs CDOs to the extent that any funds previously placed in a consolidated VIE as part of the commutation are remaining after the payment by the consolidated VIE of any credit losses on the Terminated TruPs CDOs.

Change in Fair Value of Derivative Instruments.  The components of the gains (losses) included in change in fair value of derivative instruments for our financial guaranty segment for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net premiums earned—derivatives	$4.2	$7.1	$14.0	$23.0
Financial Guaranty credit derivatives	9.2	(51.8)	(86.2)	(171.2)
Financial Guaranty VIE derivatives	(4.0)	3.7	0.5	1.3
Other	1.4	—	1.3	—
Change in fair value of derivative instruments	$10.8	$(41.0)	$(70.4)	$(146.9)
As discussed above, the results for the nine months ended September 30, 2013 and 2012 were impacted by the change in Radian Group’s five-year CDS spread, which tightened by 494 basis points and 1,643 basis points during the first nine months of 2013 and 2012, respectively, and resulted in large unrealized losses in both periods. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the impact of changes in Radian Group’s five-year CDS spread on the fair value of certain of our financial instruments. In addition, the losses experienced during the nine months ended September 30, 2012, include losses from the Commutation Transactions. As a result of our payment related to the Terminated TruPs CDOs, we recorded a loss representing the difference between the amount paid and the fair value liability we had previously recorded.

Net Gains (Losses) on Other Financial Instruments.  The components of the net gains (losses) on other financial instruments for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Losses related to change in fair value of financial guaranty VIE debt	$(1.7)	$(4.9)	$(7.8)	$(106.7)
Gains related to other financial guaranty VIE assets	2.8	6.1	11.2	15.4
Gain (loss) on the purchase or exchange of long-term debt	—	0.2	(3.3)	14.2
Other	—	(0.2)	(1.7)	(0.7)
Net gains (losses) on other financial instruments	$1.1	$1.2	$(1.6)	$(77.8)
The results for the nine months ended September 30, 2013 and September 30, 2012 were impacted by losses on financial guaranty VIE debt that resulted from the tightening of Radian Group’s five-year CDS spread (as discussed above). The results for the nine months ended September 30, 2012 were mainly impacted by the loss on the commutation of the CDO of ABS as part of the Commutation Transactions, for which we paid an amount in excess of the fair value liability that we had recorded previously. The results for the nine months ended September 30, 2012 also include an allocation to the financial guaranty segment of a gain resulting from our repurchase during this period of a portion of our outstanding long-term debt at a discount to par.
Gain on Sale of Affiliate. The results for the nine months ended September 30, 2012, reflect the gain on the sale of Municipal and Infrastructure Assurance Corporation, which was completed in the second quarter of 2012 as part of the Assured Transaction.
Provision for Losses. The provision for losses for the nine months ended September 30, 2012 reflects an increase in our estimated claim liability mainly related to our exposure to Greece in our public finance reinsurance business and increased loss severity in our structured finance business. We settled our exposure to Greece in the third quarter of 2012.
The following tables show financial guaranty claims paid and reserve for losses as of or for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2013	2012		2013		2012
Total net claim (recoveries) payments	$(1,303)	$26,593	(1)	$43,380	(2)	$28,873
______________________

(1)	Reflects the payment of $23.5 million to settle our obligation related to our exposure to insured sovereign indebtedness of Greece.

(2)	Reflects the payment of $41.6 million related to the FGIC Commutation.

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Total reserve for losses	$32,094	$66,328	$72,891
Policy Acquisition Costs.  Policy acquisition costs for the nine months ended September 30, 2013 reflect the write-off of $3.3 million of acquisition costs as a result of the FGIC Commutation and lower commission income. Policy acquisition costs for the nine months ended September 30, 2012 reflect the $15.7 million write-off of acquisition costs as a result of the Assured Transaction during 2012.
Other Operating Expenses. The increase in other operating expenses for the three and nine months ended September 30, 2013, compared to the same periods of 2012, was primarily due to an increase of approximately $1.7 million and $7.7 million, respectively, related to an increase in the estimated fair value of cash-settled long-term incentive awards that are valued relative to the stock price of Radian Group’s common stock, which has increased significantly from December 31, 2012.

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
VIEs often are created in structured transactions having a specific risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions described below. Our primary involvement with VIEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the VIE. Our interests in VIEs either are accounted for as insurance contracts, financial guaranty derivatives or, in some cases, as consolidated VIEs. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for more information on consolidated VIEs. For insurance contracts with VIEs that we do not consolidate, we estimate reserves for losses and LAE, and for derivative interests in VIEs that we do not consolidate, we estimate changes in the fair value as a corresponding derivative asset or derivative liability. We do not record the underlying assets or liabilities of the VIEs on our balance sheets unless we consider that we are the primary beneficiary of the VIE.
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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our 2012 Form 10-K, except as follows:

•
During the first nine months of 2013, we exchanged $195.5 million of our outstanding 5.375% Senior Notes due June 2015 for a new series of 9.000% Senior Notes due June 2017 in order to improve our debt maturity profile. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information, including certain covenants to which we are subject.

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

Liquidity and Capital Resources
Radian Group—Short-Term Liquidity Needs
At September 30, 2013, Radian Group had immediately available unrestricted cash and liquid investments of $822.1 million. Approximately $119.5 million (approximately $75.5 million of which relates to payments we expect to make in the next 12 months) of future expected corporate expenses and interest payments have been accrued for and paid by certain subsidiaries to Radian Group as of September 30, 2013, and therefore, the total unrestricted cash and liquid investments held by Radian Group as of September 30, 2013 include these amounts. Net of these advances, our available holding company liquidity is $702.6 million. Of the $119.5 million of future expected corporate expenses, approximately $99.5 million relates to long-term stock-based compensation expense that could be reversed in whole or in part, depending on decreases in our stock price and other factors. To the extent this expense is reversed, Radian Group would be required to reimburse the subsidiaries that made these payments to Radian Group.

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
In addition to existing available cash and marketable securities, Radian Group’s principal sources of cash include dividends from Radian Guaranty (to the extent permitted under applicable laws and regulations) and payments made to Radian Group under expense-sharing arrangements with our subsidiaries, as discussed below. Radian Guaranty’s ability to pay dividends to Radian Group is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance department approval. In light of the prolonged period of losses in Radian Guaranty, we do not anticipate that it will be permitted under applicable insurance laws to issue dividends to Radian Group for the foreseeable future. To the extent Radian Asset Assurance is permitted to pay future dividends, these dividends will be paid to its direct parent, Radian Guaranty, and not to Radian Group.
In March 2013, we issued $400 million principal amount of the 2019 Convertible Senior Notes and we also sold 39.1 million shares of our common stock at a public offering price of $8.00 per share. We received aggregate net proceeds from these offerings of $689.2 million.
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
At September 30, 2013, we did not have the intent to sell any debt securities classified as held to maturity or available for sale and in an unrealized loss position. We determined that it is more likely than not that we will have the ability to hold the securities until recovery of their cost basis or maturity.
Corporate Expenses and Interest Expense.  Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their allocated share of holding-company-level expenses, including interest payments on our outstanding long-term debt. Payments of such corporate expenses for the next 12 months, excluding interest payments on our long-term debt, are expected to be approximately $75.4 million. For the same period, payments of interest on our long-term debt are expected to be approximately $43.0 million. These amounts are expected to be fully reimbursed by our subsidiaries under our existing expense-sharing arrangements. These expense-sharing arrangements, as amended, have been approved by applicable state insurance departments, but such approval may be modified or revoked at any time. In addition, pursuant to the GSEs’ limited approvals of Radian Mortgage Assurance Inc. (“RMAI”) as an eligible mortgage insurer, which approvals will expire at the end of 2013, the consent of the GSEs would be required to modify or amend the expense-sharing agreements. We do not currently plan to request an extension of the GSEs’ limited approvals.
Capital Support for Subsidiaries.  During the first nine months of 2013, Radian Group contributed $230 million of capital to Radian Guaranty to support Radian Guaranty’s risk-to-capital position, including $115 million in the third quarter of 2013. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding statutory risk-to-capital requirements. Radian Guaranty’s risk-to-capital ratio was 19.8 to 1 at September 30, 2013. We expect to continue to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below. Absent any other form of risk-to-capital support, we estimate that between $75 million and $200 million in additional capital contributions from Radian Group would be required during the next 12 months, primarily as a result of the significant expected increase in our net RIF, in order to maintain Radian Guaranty’s risk-to-capital ratio at 20 to 1 or below.

The GSEs currently are considering revisions to the GSEs’ standard mortgage insurer eligibility requirements, including certain changes that are more onerous than the current requirements. Among other changes, the new GSE eligibility requirements may include new capital standards for private mortgage insurers that could impose more onerous capital requirements than are currently in effect, including potentially: (i) a risk-to-capital ratio below (a) the current 25 to 1 requirement that is statutorily imposed in certain states and (b) the 20 to 1 risk-to-capital ratio that we currently expect to maintain for Radian Guaranty; (ii) higher capital requirements for loans insured prior to 2009; and (iii) a limitation on the amount of capital credit available for subsidiary capital (including Radian Guaranty’s capital that is attributable to Radian Asset Assurance). While it remains unclear as to what form the new eligibility requirements may take or the potential implementation period that may be allowed, we expect the GSEs to release the new eligibility requirements by the end of 2013 and for them to become effective following an implementation period. If the new GSE eligibility requirements include more onerous capital requirements, including any one or more of the potential requirements referenced above, it is likely that we would need to provide additional capital support to, or arrange additional capital relief for, Radian Guaranty, including potentially, greater than anticipated capital contributions from Radian Group.
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
Dividends.  Our quarterly common stock dividend currently is $0.0025 per share, and based on our current outstanding shares of common stock, we would require approximately $1.7 million in the aggregate to pay our quarterly dividends for the next 12 months. Radian Group is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as Radian Group, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation’s capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2013, our capital surplus was $893.1 million, representing our dividend limitation under Delaware law.
Tax Payments. Under our current tax-sharing agreement between Radian Group and its subsidiaries, our subsidiaries are required to pay to Radian Group, on a quarterly basis, amounts representing their estimated separate company federal tax liability for the current tax year. Radian Group is required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year, as well as any amount that the subsidiary could utilize through existing carryback provisions of the Internal Revenue Code had such subsidiary filed its federal tax return on a separate company basis. Any payments that Radian Group is expected to make during the next 12 months under the tax-sharing agreement are not expected to have a material impact on Radian Group’s available liquidity. Our tax-sharing agreement may not be changed without the pre-approval of the applicable state insurance departments for certain of the insurance subsidiaries that are parties to the agreement. In addition, pursuant to the GSEs’ limited approvals of RMAI as an eligible mortgage insurer, which will expire at the end of 2013, the consent of the GSEs would be required to modify or amend the tax-sharing agreements. We do not currently plan to request an extension of the GSEs’ limited approvals.
Radian Group—Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are: (i) the repayment of our outstanding long-term debt, including $54.5 million principal amount of outstanding debt due in June 2015, $195.5 million principal amount of outstanding debt due in June 2017, $450 million principal amount of convertible debt due in November 2017 and, at our option, any related conversion premium that we elect to settle in cash, and potentially $400 million of convertible debt due in March 2019 for which the principal amount and any conversion premium may, at our option, be settled in cash; (ii) potential additional capital contributions to our mortgage insurance subsidiaries; and (iii) potential payments to the U.S. Department of the Treasury (“U.S. Treasury”) resulting from the examination of our 2000 through 2007 federal tax returns by the Internal Revenue Service (“IRS”).
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
Mortgage Insurance
As of September 30, 2013, our mortgage insurance segment maintained claims paying resources of $2.9 billion (which included contingency reserves, statutory policyholders’ surplus, unearned premium reserves and loss reserves), excluding the statutory policyholders’ surplus of Radian Asset Assurance.
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

Freddie Mac Agreement
In connection with the closing under the Freddie Mac Agreement, Radian Guaranty paid $255 million to Freddie Mac to cover future claim exposure on the loans subject to the agreement. In addition, at the closing, Radian Guaranty deposited $205 million into a collateral account to cover future Loss Mitigation Activity on the loans subject to the agreement. The amount deposited in the collateral account represents $215 million, less $10 million of Loss Mitigation Activity that had become final in accordance with the Freddie Mac Agreement prior to the date the collateral account was established. The collateral account consists of investment securities and remains on our consolidated balance sheets as a result of the rights that Radian Guaranty has with respect to those funds. Subject to certain conditions in the Freddie Mac Agreement, amounts in the collateral account will be released to Radian Guaranty over time to the extent that Loss Mitigation Activity becomes final in accordance with the terms of the Freddie Mac Agreement. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for further information related to the Freddie Mac Agreement.
GSEs’ Limited Approvals—Freddie Mac Approval
RMAI, a subsidiary of Radian Guaranty, is licensed to write mortgage insurance in all 50 states and the District of Columbia. In the event that Radian Guaranty’s statutory capital position were to deteriorate, we have received a limited approval from the GSEs to use RMAI to write new mortgage insurance in any state in which Radian Guaranty would not be permitted to write new business. Pursuant to Freddie Mac’s original approval of RMAI as a special purpose mortgage insurer (the “Freddie Mac Approval”), Radian Group was required to make contributions to Radian Guaranty to the extent necessary for the “Liquid Assets” of Radian Guaranty, as defined in the Freddie Mac Approval, to be at least $700 million throughout the term of the approval. In connection with the Freddie Mac Agreement in the third quarter of 2013, the Freddie Mac Approval was amended to reduce the minimum “Liquid Assets” requirement to $500 million. As defined in the Freddie Mac Approval, “Liquid Assets” are equal to the sum of: (i) aggregate cash and cash equivalents, and (ii) the fair market value of the following investments: (a) residential mortgage-backed securities (“RMBS”) guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association; (b) securities rated single A or higher by either Moody’s Investor Service (“Moody’s”), Standard and Poor’s Financial Services LLC (“S&P”) or Fitch Ratings with a remaining maturity of five years or less; and (c) U.S. Treasury securities with maturities not to exceed ten years, provided that U.S. Treasury securities with remaining maturities in excess of five years may not exceed ten percent of the Liquid Assets. As of September 30, 2013, Radian Guaranty’s Liquid Assets under the Freddie Mac Approval were approximately $739.1 million, which includes the $205 million in the collateral account related to the Freddie Mac Agreement. Although we do not expect that Radian Guaranty’s Liquid Assets will fall below $500 million before December 31, 2013, we do expect the amount of Radian Guaranty’s Liquid Assets to continue to decline through the remainder of 2013 as Radian Guaranty’s claim payments and other uses of cash continue to exceed cash generated from operations. In the event Radian Guaranty’s Liquid Assets fall below $500 million, Radian Guaranty maintains significant additional liquid investments that may be converted into Liquid Assets to ensure ongoing compliance with the Freddie Mac Approval. In light of Radian Guaranty’s capital position, we do not expect to use RMAI in the foreseeable future for the purposes discussed above. However, while the GSEs’ limited approvals of RMAI remain in place, we remain subject to the requirements and limitations specified above. The GSEs’ limited approvals expire at the end of 2013 and we currently do not plan to request an extension of these limited approvals.

Financial Guaranty
As of September 30, 2013, Radian Asset Assurance maintained claims paying resources of $1.6 billion (which included statutory policyholders’ surplus, contingency reserves, unearned premium reserves, the present value of installment premiums and loss and LAE reserves). As of September 30, 2013, the statutory policyholders’ surplus of Radian Asset Assurance was approximately $1.2 billion. In July 2013, Radian Asset Assurance paid an ordinary dividend of $36 million to Radian Guaranty.
The principal demands for liquidity in our financial guaranty business include the payment of operating expenses (including those allocated from Radian Group), claim and commutation payments, taxes and dividends to Radian Guaranty.
Radian Asset Assurance could be required under certain circumstances to pay its counterparty the outstanding par amount with respect to four insured TruPs bonds (a “liquidity claim”). A liquidity claim may arise if an event of default under the TruPs bond (e.g., a failure to pay interest or a breach of a covenant requiring the maintenance of a certain level of performing collateral) existed as of the termination date of the CDS contract. The current termination dates of these CDS contracts occur in 2017 and 2018, but will automatically extend for additional one-year increments (but no later than the maturity date of the TruPs CDOs) unless terminated by the counterparty. If Radian Asset Assurance were required to pay a liquidity claim, the counterparty would be obligated under the CDS to pay Radian Asset Assurance cash periodically in an amount equal to any future amounts paid in respect of principal and interest on the insured TruPs bond. We do not currently expect a liquidity claim to occur. At September 30, 2013, the net par outstanding of the insured TruPs bonds that are potentially subject to a liquidity claim was $348.8 million and had a weighted average rating of BBB-. If Radian Asset Assurance were required to pay a liquidity claim, it would then have the right to receive payments equal to amounts that are subsequently paid to bondholders in respect of the relevant TruPs bonds.
In addition, four of the Terminated TruPs CDOs also had this liquidity claim feature, and while Radian Asset Assurance is no longer directly obligated to pay a liquidity claim for these terminated transactions, the CDS entered into by the limited purpose vehicle (“LPV”) with the counterparty includes provisions that provide the counterparty with substantially the same economic rights upon the occurrence of circumstances where a liquidity claim would have been payable by Radian Asset Assurance. Consequently, if one of these circumstances were to occur or would be expected to occur, Radian Asset Assurance’s projected and actual salvage recovery from the LPV, which was approximately $77.7 million as of September 30, 2013, may be materially reduced or eliminated.
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

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net loss	$(233,354)	$(274,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Net losses on investments and other financial instruments, change in fair value of derivatives and net impairment losses recognized in earnings	216,833	48,854
Net payments related to derivative contracts and VIE debt (1)	(13,682)	(4,027)
Net cash paid for commutations, terminations and recaptures (1)	(307,067)	(240,110)
Commutation-related charges	5,300	36,500
Gain on sale of affiliate	—	(7,708)
Equity in net (income) loss of affiliates	(1)	13
Distribution from affiliates	—	92
Deferred tax benefit	(27,378)	(9,504)
Depreciation and amortization, net	58,865	50,614
Change in:
Reserve for losses and LAE	(506,790)	(191,453)
PDR	(1,702)	1,505
Unearned premiums	113,005	48,683
Deferred policy acquisition costs	16,441	22,435
Reinsurance recoverables	31,944	61,005
Other assets	18,560	15,680
Accounts payable and accrued expenses	61,384	(182)
Cash flows used in operating activities	$(567,642)	$(441,769)
______________________

(1)	Cash item.
Cash flows used in operating activities increased for the first nine months of 2013, compared to the same period of 2012, primarily as a result of an increase in cash paid for commutations, terminations and recaptures.
Stockholders’ Equity
Stockholders’ equity was $0.9 billion at September 30, 2013, compared to $0.7 billion at December 31, 2012. The increase in stockholders’ equity resulted primarily from an increase in additional paid-in capital that resulted from: (i) $299.4 million in net proceeds received in connection with our issuance of 39.1 million shares of our common stock and (ii) the allocation to stockholders’ equity of $77.0 million of the total net proceeds received from our issuance of $400 million in principal amount of the 2019 Convertible Senior Notes. These increases were partially offset by our net loss of $233.4 million for the first nine months of 2013.

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
Commutations, recaptures and other negotiated terminations of our insured risks in both our mortgage insurance and financial guaranty segments provide us with an opportunity to exit exposures for an agreed upon payment, or payments, often at an amount less than the previously estimated ultimate liability. Once all exposures relating to such policies are extinguished, all reserves for losses and LAE and other balances relating to the insured or reinsured policy generally are eliminated. Upon completion of a commutation, recapture or other negotiated termination, all such related balances, including deferred policy acquisition costs and unearned premiums, are generally reversed, with any remaining net gain or loss typically recorded through provision for losses. We take into consideration the specific contractual and economic terms for each individual agreement when accounting for our commutations, recaptures or other negotiated terminations, which may result in differences in the accounting between transactions.
Mortgage Insurance
In the mortgage insurance segment, the default and claim cycle begins with the receipt of a default notice from the servicer. Reserves for losses are established upon receipt of notification by servicers that a borrower has missed two monthly payments, which is when we consider a loan to be in default for financial statement and internal tracking purposes. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and the type of loan product, to determine the likelihood that a default will reach claim status. Our process includes forecasting the impact of our loss mitigation efforts in protecting us against fraud, underwriting negligence, breach of representation and warranties, inadequate documentation of submitted claims and other items that may give rise to insurance rescissions or cancellations and claim denials, to help determine the default to claim rate. Lastly, we project the amount that we will pay if a default becomes a claim (referred to as “claim severity”), which is also impacted by loss mitigation activity associated with claim curtailments due to servicer noncompliance with our insurance policies and servicing guidelines. When there is a claim under primary mortgage insurance, the coverage percentage is applied to the claim amount, which consists of the unpaid loan principal, plus past due interest (for which our liability is contractually capped at a maximum of two years) and certain expenses associated with the default, to determine our maximum liability. Based on these estimates, we arrive at our estimate of loss reserves as of that time.
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
We also establish reserves for defaults that we estimate have been incurred but have not been reported to us on a timely basis by the servicer and for previously rescinded policies and denied claims that we estimate will be reinstated and subsequently paid. We generally give the insured up to 90 days to challenge our decision to rescind coverage before we consider a policy to be rescinded and remove it from our defaulted inventory; therefore, we currently expect only a limited percentage of policies that were rescinded to be reinstated. We currently expect a significant percentage of claims that were denied to ultimately be resubmitted as a perfected claim and paid. Most often, a claim denial is the result of the servicer’s inability to provide the loan origination file or other servicing documents for review. Under the terms of our master insurance policy with our lending customers, our insureds have up to one year after the acquisition of borrower’s title to provide to us the necessary documents to perfect a claim. All estimates are periodically reviewed and adjustments are made as they become necessary.

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
For purposes of reserve modeling, loans are aggregated into groups using a variety of factors. The attributes used to define the groups include, but are not limited to, the default status of the loans (i.e., number of days in default), product type (i.e., Prime, Alt-A or Subprime), type of insurance (i.e., primary or pool), policy origination year, loss position (i.e., with or without a deductible) and the state where the property is located (segregated into three state groups in order to adjust for differences in foreclosure timing). We use an actuarial projection methodology referred to as a “roll rate” analysis that uses historical claim frequency information to determine the projected ultimate default to claim rates for each product and default status. The default to claim rate also includes our estimates with respect to expected insurance rescissions and claim denials, which have the effect of reducing our default to claim rates. In recent years, we have experienced an elevated level of insurance rescissions and claim denials for various reasons, including, without limitation, underwriting negligence, fraudulent applications and appraisals, breach of representations and warranties and inadequate documentation, primarily related to our legacy portfolio. After estimating the default to claim rate, we estimate the severity of each product type, type of insurance and state grouping based on the average of recently observed severity rates. These average severity estimates are then applied to individual loan coverage amounts to determine reserves. Senior management regularly reviews the modeled frequency, rescission, denial and severity estimates, which are based on historical trends as described. If recent emerging or projected trends differ significantly from the historical trends used to develop the modeled estimates, management evaluates these trends in determining how such trends should be considered in its reserve estimates.
Our aggregate weighted average net default to claim rate on our total first-lien portfolio, which is net of rescissions, denials and reinstatements, used in estimating our reserve for losses was approximately 47% at both September 30, 2013 and December 31, 2012. Our default to claim rate estimate varies depending on the age of the underlying defaulted loans, as measured by the number of monthly payments missed. As of September 30, 2013, our aggregate weighted average default to claim rate estimate on our total first-lien portfolio, net of denials, rescissions and reinstatements and excluding pending claims, was 39%, and ranged from 20% for insured loans that had missed two to three monthly payments to 47% for such loans that had missed 12 or more monthly payments. Our estimate of expected insurance rescissions, claim denials and reinstatements embedded in our default to claim rate is generally based on our experience over the past year, with consideration given for differences in characteristics between those rescinded policies and denied claims and the loans remaining in our defaulted inventory.
We expect our rescission and denial rates to remain at elevated levels as long as defaults related to our legacy portfolio represent a significant percentage of our total default portfolio. The percentage of defaults associated with our legacy portfolio (i.e., business written prior to 2009) as a percentage of total defaults was 97.8% and 98.6% at September 30, 2013 and September 30, 2012, respectively. The elevated levels in the rate of rescissions and denials since 2009 have led to an increased risk of litigation by lenders, policyholders and servicers challenging our right to rescind coverage or deny claims. Under our master insurance policy, any suit or action arising from any right of the insured under the policy must be commenced within two years after such right first arose and within three years for certain other policies, including certain pool insurance policies; provided, however, that in certain instances, we may agree to extend or toll this right of action period while we are in discussions with servicers regarding rescissions and denials. We have faced an increasing number of challenges from certain lender and servicer customers regarding our insurance rescissions and claim denials, which have resulted in some reversals of our decisions regarding rescissions and denials. Although we believe that our rescissions and denials are justified under our policies, if we are not successful in defending the rescissions and denials in any potential legal or other actions, or if we reach a negotiated settlement that is in excess of our assumptions, we may need to reassume the risk on, and increase loss reserves for, those policies or pay additional claims.

Generally, we estimate our claim liability related to the potential future reinstatement of these previously rescinded policies and denied claims by estimating an initial gross reinstatement rate at the time of denial or rescission, which then declines over a 12 or 24 month time frame as certain denials and rescissions are reinstated. As of September 30, 2013, for previously denied claims, this initial gross reinstatement assumption begins at approximately 60% and declines to 0% after 12 months, while for previously rescinded policies, the initial assumed reinstatement rate begins at approximately 20% and declines to 0% after 24 months. Our IBNR reserve estimate also includes the projected potential impact from future estimated rescissions on reinstated denials and the estimated impact of future claim curtailments on reinstated denials and rescissions. Therefore, at any particular point in time, our IBNR reserve estimate with respect to previously rescinded policies or denied claims is affected not only by our initial reinstatement assumption, but also by the length of time since the denial or rescission, our estimated likelihood of such reinstatements resulting in a paid claim, the expected claim curtailments on such paid claims, as well as the potential outcome of any discussions with our lender and servicer customers regarding such rescissions or denials.
In addition, as part of our claims review process, we assess whether defaulted loans were serviced appropriately in accordance with our insurance policies and servicing guidelines. To the extent a servicer has failed to satisfy its servicing obligations, our policies provide that we may curtail the claim payment for such default, and in some circumstances, cancel coverage or deny the claim. Since 2011, claim curtailments have increased both in frequency and in size, which has contributed to a reduction in the severity of our claim payments during this period. While we cannot give assurance regarding the extent or level at which such claim curtailments will continue, we expect this trend to continue in light of well publicized issues in the servicing industry and our existing legacy portfolio of aged defaults.
In August 2013, Radian Guaranty entered into an agreement with Freddie Mac related to a group of first-lien mortgage loans guaranteed by Freddie Mac that were insured by Radian Guaranty. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for more information about the agreement. Included in our loss reserves is an estimate related to a potential additional payment to Freddie Mac under that agreement, which is dependent upon the loss mitigation activity on the population of loans subject to the Freddie Mac Agreement. Our reserve related to this potential additional payment is based on the estimated rescissions, denials, curtailments, and cancellations for this population of loans, determined using assumptions that are consistent with those utilized to determine our overall loss reserves.
We considered the sensitivity of first-lien loss reserve estimates at September 30, 2013 by assessing the potential changes resulting from a parallel shift in severity and default to claim rate. For example, assuming all other factors remain constant, for every one percentage point change in primary claim severity (which we estimate to be 28% of unpaid principal balance at September 30, 2013), we estimated that our loss reserves would change by approximately $63 million at September 30, 2013. For every one percentage point change in pool claim severity (which we estimate to be 45% of unpaid principal balance at September 30, 2013), we estimated that our loss reserves would change by approximately $3 million at September 30, 2013. For every one percentage point change in our net overall default to claim rate (which we estimate to be approximately 47% at September 30, 2013), we estimated a $39 million change in our loss reserves at September 30, 2013.
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
For our mortgage insurance business, we group our mortgage insurance products into two categories: first-lien and second-lien. To assess the need for a PDR on our first-lien insurance portfolio, we develop loss projections based on modeled loan defaults related to our current RIF. This projection is based on recent trends in default experience, severity and rates of defaulted loans moving to claim (such default to claim rates are net of our estimates of rescissions and denials), as well as recent trends in the rate at which loans are prepaid. As of September 30, 2013, our modeled loan default projections for our first-lien insured portfolio assume that the rate at which current loans will default will gradually return to normal historical levels over the next three years.
For our first-lien insurance business, because the combination of the net present value of expected premiums and previously established reserves (net of reinsurance recoverables) exceeds the net present value of expected losses and expenses, a first-lien PDR was not required as of September 30, 2013 or December 31, 2012. Our pre-tax investment yield used as the discount rate in these present value calculations was 2.12% and 1.98% as of September 30, 2013 and December 31, 2012, respectively. Expected losses are based on an assumed paid claim rate of approximately 8.6% on our total first-lien insurance portfolio (4.9% on performing loans and 47.4% on defaulted loans). Assuming all other factors remained constant, if our assumed paid claim rate increased from 8.6% to approximately 13.1%, we would be required to establish a PDR. New business originated since the beginning of 2009 is expected to be profitable, which has contributed to the overall expected net profitability of our first-lien portfolio. In addition, estimated rescissions and denials on insured loans are expected to partially offset the impact of expected defaults and claims.
For our second-lien insurance business, we project future premiums and losses for this business using historical results to help determine future performance for both prepayments and claims. An estimated expense factor is then applied, and the result is discounted using a rate of return that approximates our pre-tax investment yield. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated at least quarterly based on actual results for that quarter, along with updated transaction level projections. Our second-lien premium deficiency reserve was $2.0 million as of September 30, 2013 compared to $3.7 million as of December 31, 2012.
Evaluating the expected profitability of our existing mortgage insurance business and the need for a PDR for our first-lien business involves significant reliance upon assumptions and estimates with regard to the likelihood, magnitude and timing of potential losses and premium revenues. The models, assumptions and estimates we use to evaluate the need for a PDR may prove to be inaccurate, especially during an extended economic downturn or a period of extreme market volatility and uncertainty such as currently exists. We cannot be certain that we have correctly estimated the expected profitability of our existing first-lien mortgage portfolio or that the second-lien PDR established will be adequate to cover the ultimate losses on our second-lien business.

For our financial guaranty business, to determine whether a premium deficiency charge is necessary, we compare projected earned premiums and investment income to projected future losses, LAE, unamortized deferred acquisition costs and maintenance costs. If the sum of the costs exceeds the amount of the revenues, the excess is first charged against deferred acquisition costs and is referred to as a premium deficiency charge. For our financial guaranty business, no PDR was necessary as of September 30, 2013 or December 31, 2012.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2013, our total Level III assets were approximately 4.0% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value.

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
RMBS—The fair value of RMBS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of any Level III securities is generally estimated by discounting estimated future cash flows.
CMBS—The fair value of CMBS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of any Level III securities is generally estimated by discounting estimated future cash flows.
CDOs—The fair value of CDOs is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are categorized in Level III of the fair value hierarchy. The fair value of any Level III securities is generally estimated by discounting estimated future cash flows.
Other ABS—The fair value of other ABS is estimated based on prices of comparable securities and spreads and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy or in Level III when market-based transaction activity is unavailable. The fair value of any Level III securities is generally estimated by discounting estimated future cash flows.
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

Other investments—These securities primarily consist of deposit investments and short-term certificates of deposit (“CDs”), which are categorized in Level II and Level III of the fair value hierarchy, and a guaranteed investment contract held by one of our consolidated VIEs, which is categorized in Level III of the fair value hierarchy. The fair value of the Level III securities is generally estimated by discounting estimated future cash flows.
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

Present Value of Expected Future Contractual Premiums—Our contractual premiums are subject to change primarily for two reasons: (1) all of our contracts provide our counterparties with the right to terminate upon our default and (2) 86% of the aggregate net par outstanding of our corporate CDO transactions (as of September 30, 2013) provide our counterparties with an additional right to terminate these transactions that is currently exercisable at any time. In determining the expected future premiums of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums based on our estimate of the probability of our counterparties exercising this termination right and the impact it would have on the remaining expected lifetime premium. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of September 30, 2013, 41% of the aggregate net par outstanding of our corporate CDO transactions was capped in this manner. The discount rate we use to determine the present value of expected future premiums is our CDS spread plus a risk-free rate. This discount rate reflects the risk that we may not collect future premiums due to our inability to satisfy our contractual obligations, which provides our counterparties the right to terminate the contracts.
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
The reduction in our fair premium amount related to our non-performance risk is limited to a minimum fair premium amount, which is determined based on our estimate of the minimum fair premium that a market participant would require to assume the risks of our obligations. Approximately 41% of our corporate CDO contracts as of September 30, 2013 are subject to this minimum fair premium. Our non-performance risk adjustment currently results in a material reduction of our typical fair premium amounts, which in turn has a positive impact on the fair value of these derivatives.
Non-Corporate CDOs and Other Derivative Transactions
Our non-corporate CDO transactions include our guaranty of TruPs CDOs, CDOs of ABS, CDOs of CMBS and CDOs backed by other asset classes such as: (i) municipal securities; (ii) synthetic financial guarantees of ABS; and (iii) project finance transactions. The fair value of our non-corporate CDOs and other derivative transactions is calculated as the difference between the present value of the expected future contractual premiums and our estimate of the fair premium amount for these transactions. The present value of expected future contractual premiums is determined based on the methodology described above for corporate CDOs. The contractual premiums associated with 86% of the aggregate net par outstanding of our non-corporate CDO contracts are subject to change due to counterparties being provided the right to terminate these transactions. We also cap the total estimated fair value of the contracts subject to termination such that none of these contracts are in a derivative asset position. As of September 30, 2013, 17% of the aggregate net par outstanding of our non-corporate CDO transactions was capped in this manner. In all other instances, we utilize internal models to estimate the fair premium amount as described below. These credit derivatives are categorized in Level III of the fair value hierarchy.

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
Prior to the termination of our CDO of ABS in the second quarter of 2012, our VIE debt and derivative liability within our CDO of ABS transaction were consolidated and categorized in Level III of the fair value hierarchy. The fair value of the VIE debt and other liabilities exceeded the net value of the assets of the VIE; however, because our fair value estimate of the VIE debt incorporated a discount rate that is based on our CDS spread, the fair value was substantially less than our expected ultimate claim payments.

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
All Other Non-Corporate CDOs and Other Derivative Transactions—The fair value estimates for certain derivative instruments are derived using observable market inputs that are indicative of exit price, when available, and are categorized in Level II of the fair value hierarchy. For all of our other non-corporate CDOs and other derivative transactions, observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium. The fair premium amount is calculated such that the expected profit (fair premium amount net of expected losses and other expenses) is proportional to an internally-developed risk-based capital amount. Expected losses and our internally developed risk-based capital amounts are projected by our model using the internal credit rating, term and current par outstanding for each transaction.
For each of the non-corporate CDOs and other derivative transactions discussed above, with the exception of CDO of ABS and TruPs transactions that are valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts, as described above under “Non-Performance Risk Adjustment on Corporate CDOs,” to incorporate our own non-performance risk. The non-performance risk adjustment associated with our CDO of ABS and our TruPs transactions is incorporated in the fair value as described above; therefore, no separate adjustment is required. These credit derivatives are categorized in Level III of the fair value hierarchy.
Assumed Financial Guaranty Credit Derivatives
In making our determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The information obtained from our counterparties is not received with sufficient time for us to properly record the mark-to-market liability as of the balance sheet date. Therefore, the amount recorded as of September 30, 2013 is based on the most recent available financial information, which is reported on a quarterly lag. The lag in reporting is consistent from period to period. The fair value is based on credit spreads obtained by the primaries from market data sources published by third parties (e.g., dealer spread tables for collateral similar to assets within the transactions being valued), as well as collateral-specific spreads provided by trustees or obtained from market sources if such data is available. If observable market spreads are not available or reliable for the underlying reference obligations, then the primaries’ valuations are predominantly based on market indices that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. In addition, these valuations incorporate an adjustment for non-performance risk. The primaries’ models used to estimate the fair value of these instruments include a number of factors, including credit spreads, changes in interest rates and the credit ratings of referenced entities. In establishing our fair value for these transactions, we assess the reasonableness of the primaries’ valuations by: (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) analyzing and discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. These credit derivatives are categorized in Level III of the fair value hierarchy.

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
When evaluating whether we are the primary beneficiary of a VIE, we determine which activities most significantly impact the economic performance of the VIE. As part of our qualitative analysis, we consider whether we have any contractual rights that would allow us to direct those activities. Prior to the second quarter of 2012, we consolidated the assets and liabilities associated with one CDO of ABS transaction. This transaction was commuted in the second quarter of 2012 and as a result, the assets and liabilities were unconsolidated. During the second quarter of 2012, in connection with the commutation of certain of our insured TruPs CDO transactions, a new VIE was formed, which we consolidated as a result of our ongoing involvement with the entity, including our ability to impact the activities of the VIE in certain limited ways that could impact its economic performance. As of September 30, 2013, we are the primary beneficiary of our net interest margin securities (“NIMS”) transactions and certain financial guaranty structured finance transactions. Our control rights in these VIEs, which we obtained due to an event of default or breach of a performance trigger as defined in the transaction, generally provide us with either a right to replace the VIE servicer or, in some cases, the right to direct the sale of the VIE assets. In those instances where we have determined that we are the primary beneficiary, we consolidate the assets and liabilities of the VIE. We have elected to carry the financial assets and financial liabilities of these VIEs at fair value.
Investments
We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investments in securities not classified as held to maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Short-term investments consist of assets invested in money market instruments, CDs and highly liquid, interest bearing instruments with an original maturity of three months or less at the time of purchase. Amortization of premium and accretion of discount are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.

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
We are required to establish a valuation allowance against our deferred tax asset (“DTA”) when it is more likely than not that all or some portion of our DTA will not be realized. At each balance sheet date, we assess our need for a valuation allowance and this assessment is based on all available evidence, both positive and negative, and requires management to exercise judgment and make assumptions regarding whether such DTA will be realized in future periods. Future realization of our DTA will ultimately depend on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. The primary sources of negative evidence that we considered are our cumulative losses in recent years and the continued uncertainty around our future results. We also considered several sources of positive evidence when assessing the need for a valuation allowance, such as future reversals of existing taxable temporary differences, future projections of taxable income, taxable income within the applicable carryback periods and potential tax planning strategies. In making our assessment of the more likely than not standard, the weight assigned to the effect of both negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses, as we have experienced. We will continue to assess the need to maintain a valuation allowance against our net deferred tax assets at each reporting date. Recognition of our deferred tax assets would likely be based on our ability to sustain profitability over an appropriate time period in amounts that are sufficient to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized. It is reasonably possible that we could meet these criteria in the foreseeable future.
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
We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at September 30, 2013 and December 31, 2012, was $5.0 billion and $5.2 billion, respectively, of which 94% was invested in fixed-income securities for both periods. We calculate duration of our fixed-income securities, expressed in years, in order to estimate interest rate sensitivity of these securities. At September 30, 2013, a 100 basis point increase in interest rates would reduce the market value of our fixed-income securities by $191.6 million, while a 100 basis point decrease in interest rates would increase the market value of our fixed-income securities by $194.5 million. At September 30, 2013, the average duration of the fixed-income portfolio was 4.2 years compared to 4.7 years at December 31, 2012.
Credit Risk
A significant portion of our credit protection is in the form of CDS and other financial guaranty contracts that are marked to market through earnings. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate entities, ABS, RMBS, CMBS and TruPs. With the exception of our insured TruPs CDOs and related VIE (all of which are valued using a discounted cash flow analysis), the value of our financial guaranty derivative contracts are affected predominantly by changes in credit spreads. As credit spreads and ratings change, the value of these financial guaranty derivative contracts change and the resulting gains and losses are recorded in our operating results. We have also incorporated the market’s perception of our non-performance risk into the market value of our derivative instruments. We have determined that the fair value of our CDS and other financial guaranty contracts is materially exposed to changes in credit spreads, including our own credit spread. We have used and may continue to utilize various forms of credit enhancement in order to mitigate potential losses from changes in the credit ratings of our counterparties or the underlying collateral in our financial guaranty contracts.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following tables present the pre-tax change in the fair value of our insured derivatives portfolio and our VIE debt as a result of instantaneous shifts in credit spreads, as well as our own credit default spread as of September 30, 2013. These changes were calculated using the valuation methods described in “Critical Accounting Policies—Fair Value of Financial Instruments” above, which also includes a discussion of the material limitations of such methods. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Impact of Radian’s Non-performance Risk on Financial Guaranty Results.” Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following tables. Radian Group’s five-year CDS spread was 4.19% at September 30, 2013. Radian Group’s five-year CDS spread reflects the perceived risk that investors associate with us, which we are required to consider when determining our fair values; the CDS spread actually used in the valuation of specific fair value liabilities is typically based on the remaining term of the insured obligation. Non-performance risk is commonly measured by default probability, with a credit spread tightening indicating a lesser probability of default. Radian Group’s five-year CDS spread at September 30, 2013, implies a market view that there is a 27.3% probability that Radian Group will default in the next five years, as compared to a 47.7% implied probability of default at December 31, 2012.

Corporate CDOs ($ in millions)
Weighted average credit spread	0.24%
Fair value of net assets	$2.3

	Increase/(Decrease) in Fair Value Net Asset based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$(7.4)	$(9.4)	$(11.5)
0 basis points change in Radian Group’s CDS spread	0.8	—	(0.8)
50% widening of Radian Group’s CDS spread	2.7	2.4	2.1
_______________________

Non-Corporate CDO-related (1) ($ in millions)
Weighted average credit spread	1.60%
Fair value of net liabilities	$259.5

	Increase/(Decrease) in Fair Value Net Liability based on:
	10% tightening of CDO credit spreads	0% change in CDO credit spreads	10% widening of CDO credit spreads
50% tightening of Radian Group’s CDS spread	$101.8	$128.1	$154.5
0 basis points change in Radian Group’s CDS spread	(23.4)	—	23.5
50% widening of Radian Group’s CDS spread	(56.9)	(35.2)	(13.4)
______________________

(1)	Includes TruPs, CDOs of CMBS, and other non-corporate CDOs.
Given the relatively high level of volatility in spreads, including our own CDS spread, for our derivative transactions and VIE debt, the sensitivities presented above are higher than our longer term historical experience. The range of a 50% tightening and widening was determined based on our current CDS spread and recent experience.

Foreign Exchange Rate Risk
As of September 30, 2013 we did not hold any foreign currency denominated securities in our investment portfolio. At December 31, 2012, we held approximately $23.7 million and $56.4 million dominated in Euros and Japanese Yen, respectively.
Equity Market Price
At September 30, 2013, the market value and cost of the equity securities in our investment portfolio were $210.3 million and $164.9 million, respectively. Included in the market value and cost of our equity securities at September 30, 2013 is $88.4 million and $86.8 million, respectively, of securities classified as trading securities. At December 31, 2012, the market value and cost of the equity securities in our investment portfolio were $265.9 million and $233.6 million, respectively. Included in the market value and cost of our equity securities at December 31, 2012 is $153.7 million and $145.3 million, respectively, of securities classified as trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $21.0 million as of September 30, 2013.
We have certain long-term incentive awards issued primarily in 2011 and 2012 that are cash-settled. The compensation expense is based on the estimated fair value of the liability, and is impacted by changes in our stock price and, to a lesser extent, other factors. The related liability is adjusted quarterly based on changes in our current stock price during the period and other factors that we utilize to estimate the ultimate payout of each award. For the nine months ended September 30, 2013, our operating expenses included $85.0 million for these long-term incentive awards compared to $16.0 million for the nine months ended September 30, 2012. Included in these expenses were $51.3 million and $4.9 million, respectively, related primarily to changes in our stock price, which increased by $7.82 and $2.00, respectively, during the nine months ended September 30, 2013 and 2012.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We are routinely involved in a number of legal actions and proceedings, the outcome of which are always uncertain. The legal proceedings could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. In accordance with applicable accounting standards and guidance, we establish accruals for a legal proceeding only when we determine both that it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. We accrue the amount that represents our best estimate of the probable loss; however, if we can only determine a range of estimated losses, we accrue an amount within the range that, in our judgment, reflects the most likely outcome, and if none of the estimates within the range is more likely, we accrue the minimum amount of the range.
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
On August 13, 2010, American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against Radian Guaranty in the U.S. District Court for the Central District of California, on its own behalf and as servicer for certain RMBS insured by Radian Guaranty under 27 separate bulk primary mortgage insurance policies. AHMSI alleged that in 2008, it mistakenly sent cancellation notices to Radian Guaranty for certain loans covered under these policies, and that Radian Guaranty wrongfully refused to reinstate coverage for these loans after AHMSI discovered the alleged error. According to AHMSI, Radian Guaranty’s refusal to reinstate coverage was in breach of its contractual duties under the policies and in bad faith. AHMSI sought money damages and injunctive relief requiring Radian Guaranty to reinstate full coverage on all loans insured under the policies. Without making any admissions of liability or other concessions, and in order to avoid the expense and uncertainty of further litigation, on September 13, 2013, Radian Guaranty entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the defendants with respect to approximately 680 loans, relating to approximately $19 million of RIF that were affected by this alleged error. Pursuant to the Settlement Agreement, Radian agreed to reinstate a majority of the insurance policies at issue (the “Reinstated Certificates”) upon receipt of premiums in arrears for each of the Reinstated Certificates. Most of the remaining insurance policies at issue were deemed cancelled and Radian Guaranty paid an agreed upon amount (the “Settlement Amount”) with respect to these policies. The Settlement Agreement, including payment of the Settlement Amount, did not have a material impact on our liquidity, results of operations or financial condition.

On August 1, 2011, Radian Guaranty filed a lawsuit against Quicken Loans Inc. (“Quicken”) in the U.S. District Court for the Eastern District of Pennsylvania. On September 5, 2012, Radian Guaranty filed an amended complaint. Radian Guaranty’s complaint, as amended, seeks a declaratory judgment that it properly rescinded mortgage insurance coverage under Radian Guaranty’s master insurance policy and delegated underwriting endorsement for approximately 220 home mortgage loans originated by Quicken based upon deficiencies and improprieties in the underwriting process. The approximate 220 home mortgage loans relate to an aggregate RIF of approximately $13 million. On October 25, 2012, Quicken answered Radian Guaranty’s amended complaint and asserted counterclaims against Radian Guaranty for alleged breach of contract and bad faith. On November 19, 2012, Radian Guaranty moved to dismiss Quicken’s counterclaims. On October 28, 2013, the court granted Radian Guaranty’s motion to dismiss in part and denied it in part. The court ruled that Quicken could not pursue a tort theory of bad faith and that Quicken had not stated a basis to toll the statute of limitations for any claims arising after the lawsuit was filed. The court permitted Quicken’s remaining claims to proceed at this stage. This litigation is in the early stages of the proceedings, and therefore, we are unable to estimate whether a loss is reasonably possible in this matter.
We have been named as a defendant in a number of putative class action lawsuits alleging, among other things, that our captive reinsurance agreements violate the Real Estate Settlement Practices Act of 1974 (“RESPA”). On December 9, 2011, an action titled Samp v. JPMorgan Chase Bank, N.A. (the “Samp case”), was filed in the U.S. District Court for the Central District of California. The defendants are JPMorgan Chase Bank, N.A., its affiliates (collectively, “JPMorgan”), and several mortgage insurers, including Radian Guaranty. The plaintiffs purport to represent a class of borrowers whose loans allegedly were referred to mortgage insurers by JPMorgan in exchange for reinsurance agreements between the mortgage insurers and JPMorgan’s captive reinsurer. Plaintiffs assert violations of RESPA. On October 4, 2012, Radian Guaranty filed a motion to dismiss on a number of grounds, and on May 7, 2013, the court granted the motion and dismissed the plaintiffs’ claims with prejudice. The court ruled that the plaintiffs could not state a claim against Radian Guaranty because it did not insure their loans, and, in addition, ruled that their claims were barred by the statute of limitations. On June 5, 2013, plaintiffs appealed these rulings to the U.S. Court of Appeals for the Ninth Circuit.
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

•
On January 13, 2012, a putative class action under RESPA titled Menichino, et al. v. Citibank, N.A., et al., was filed in the U.S. District Court for the Western District of Pennsylvania. Radian Guaranty was not named as a defendant in the original complaint. On December 4, 2012, plaintiffs amended their complaint to add Radian Guaranty as an additional defendant. In this case, Radian Guaranty has insured the loan of one of the plaintiffs. On February 4, 2013, Radian Guaranty filed a motion to dismiss the claims against it as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013.

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

•
On April 5, 2012, a putative class action under RESPA titled Manners, et al. v. Fifth Third Bank, et al. was filed in the U.S. District Court for the Western District of Pennsylvania. On September 28, 2012, plaintiffs filed an amended complaint adding three borrowers whose loans were insured by Radian Guaranty. On November 28, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations. On July 19, 2013, the court granted Radian Guaranty’s motion and dismissed plaintiffs’ claims, but granted plaintiffs leave to file a second amended complaint. Plaintiffs filed their second amended complaint on August 16, 2013. Radian Guaranty filed a motion to dismiss plaintiffs’ second amended complaint on September 17, 2013.

•
On May 18, 2012, a putative class action under RESPA titled Hill, et al. v. Flagstar Bank FSB, et al. was filed in the U.S. District Court for the Eastern District of Pennsylvania. In this case, Radian Guaranty insured the loan of one of the plaintiffs; however, that plaintiff withdrew from the lawsuit and Radian Guaranty was dismissed from the case on August 22, 2013.

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

•
On June 28, 2012, a putative class action under RESPA titled Cunningham, et al. v. M&T Bank Corporation, et al. was filed in the U.S. District Court for the Middle District of Pennsylvania. On October 9, 2012, plaintiffs filed an amended complaint in which they added one borrower whose loan was insured by Radian Guaranty. On December 10, 2012, Radian Guaranty moved to dismiss plaintiffs’ claims as barred by the statute of limitations, and on February 11, 2013, plaintiffs filed an opposition to the motion to dismiss. On October 30, 2013, the court denied that motion and ordered a brief period of discovery limited to the statute of limitations issue. The discovery period is scheduled to end on January 3, 2014.

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
In addition to the private lawsuits discussed above, we and other mortgage insurers have been subject to inquiries from the Minnesota Department of Commerce and the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. We have cooperated with these requests for information. The Dodd-Frank Act amended RESPA and transferred the authority to implement and enforce RESPA from HUD to the Consumer Financial Protection Bureau (“CFPB”). In January 2012, we and other mortgage insurers received a request for information and documents from the CFPB relating to captive reinsurance arrangements, and in June 2012, we and other mortgage insurers received a Civil Investigative Demand from the CFPB as part of its investigation to determine whether mortgage lenders and private mortgage insurance providers engaged in acts or practices in violation of the Dodd-Frank Act, RESPA and the Consumer Financial Protection Act. On April 4, 2013, we reached a settlement with the CFPB, which was approved by the U.S. District Court for the Southern District of Florida on April 9, 2013. The settlement concludes the investigation with respect to Radian Guaranty without the CFPB making any findings of wrongdoing. As part of the settlement, Radian Guaranty agreed not to enter into new captive reinsurance arrangements for a period of ten years and to pay a civil penalty of $3.75 million. We have not entered into any new captive reinsurance arrangements since 2007. During the high-claim years that followed the most recent economic downturn, captive arrangements have proven to represent a critical component of our loss mitigation strategy, effectively serving as designed to protect our capital position during a period of stressed losses. As of December 31, 2012, we had received total cash reinsurance recoveries from these captive reinsurance arrangements of approximately $750 million. In August 2013, Radian Guaranty and other mortgage insurers received a draft Consent Order from the Minnesota Department of Commerce, containing proposed conditions and unspecified penalties, to resolve its outstanding inquiries related to captive reinsurance arrangements involving mortgage insurance in Minnesota. We continue to cooperate with the Minnesota Department of Commerce and are engaged in active discussions with them with respect to their inquiries, including various alternatives for resolving this matter. We cannot predict the outcome of this matter or whether additional actions or proceedings may be brought against us.

Item 1A. Risk Factors.
In addition to the risk factors set forth in “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2013, the following risk factor previously included in our 2012 Form 10-K is updated as set forth below.
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

•
authorizes regulators to issue regulations prohibiting a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. The Dodd-Frank Act provides that a creditor may presume that a borrower will be able to repay a loan if the loan has certain low-risk characteristics that meet the definition of a qualified mortgage (“QM”).

On January 10, 2013, the CFPB issued the final rule that contains the ability to repay requirements and QM standards (the “QM Rule”). The QM Rule will become effective on January 10, 2014. Loans that meet the definition of a QM under the QM Rule will receive either a rebuttable or conclusive presumption of compliance with the rule’s ability to repay requirements depending upon the pricing of the loan relative to average prime offer rate. The QM Rule provides a “safe harbor” for loans that satisfy the QM requirements and have annual percentage rates (“APRs”) below the threshold of 150 basis points over the Average Prime Offer Rate, and a “rebuttable presumption” for loans that satisfy the QM requirements and have an APR above that threshold. Most notably for the private mortgage insurance industry, the new rule establishes a temporary alternative QM definition applicable to any loans that are eligible to be purchased, guaranteed or insured by the GSEs, FHA, U.S. Department of Veterans Affairs (“VA”), U.S. Department of Agriculture (“USDA”) or Rural Housing Service (“RHS”), as applicable, and that satisfy certain requirements with regard to avoiding risky loan features (e.g., no negative amortization and generally no balloons or interest-only features) and a strict limitation on points and fees. With regard to GSE-eligible loans, the temporary alternative QM definition will expire on the earlier of seven years from the effective date of the rule or when GSE conservatorship or receivership ends. With respect to loans eligible for insurance or guaranty by the FHA, VA, USDA or RHS, the temporary alternative definition expires seven years after the effective date of the rule (unless the respective agencies exercise their authority to establish their own definitions of a qualified mortgage, as discussed below).
For a loan to satisfy the QM Rule requirements, the points and fees payable in connection with the loan may not exceed 3% of the total loan amount (for loans of $100,000 or more; different limitations apply to smaller balance loans). As it relates to private mortgage insurance, any premium charges payable after closing (e.g., monthly premiums) are excluded from the points and fees calculation. With regard to up-front private mortgage insurance premiums (premium charges payable at or before closing), the portion of the premium that is not in excess of the then current up-front FHA premium at the time of the loan’s origination is also excluded from the points and fees calculation (so long as the charges meet certain refundability criteria), while any portion that is in excess of the current FHA up-front premium is included in the calculation of points and fees. Unlike with private mortgage insurance, the QM Rule excludes any premium or other charge imposed in connection with FHA and VA insurance or guarantees from the calculation of points and fees. We offer mortgage insurance products that provide for up-front premiums and to the extent that these products cause a loan not to meet the QM Rule requirements, it may impact the structure, marketability and pricing of these products and the volume of loans originated with mortgage insurance may decline.
There is a risk that the QM Rule will restrict the size of the overall mortgage market, and consequently, the number of loans requiring private mortgage insurance, due to the unwillingness of creditors to provide non-qualified mortgages. Further, the bifurcation between loans that are eligible for either a conclusive or a rebuttable presumption could also further impact the market for loans generally available for private mortgage insurance;

The Dodd-Frank Act separately granted statutory authority to HUD (for FHA-insured loans), the VA (for VA-guaranteed loans), the USDA and the RHS to develop their own definitions of a qualified mortgage in consultation with the CFPB. In September 2013, HUD proposed a separate definition of a qualified mortgage for loans insured by the FHA. HUD’s qualified mortgage definition is less restrictive than the CFPB’s definition in certain respects and it is possible that lenders will prefer the FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive definition. To the extent other government agencies that guarantee residential mortgage loans also adopt their own definitions of a qualified mortgage and those definitions are more favorable to lenders and mortgage holders than the QM Rule that applies to the GSEs and the markets in which we operate, our mortgage insurance business may be adversely affected;

•
requires securitizers to retain some of the credit risk associated with mortgage loans that they transfer, sell or convey, unless the mortgage loans are “qualified residential mortgages” (“QRMs”) or are insured by the FHA or another federal agency. The Dodd-Frank Act provides that the definition of QRM will be determined jointly by six separate regulators, with consideration to be given, among other things, to the presence of mortgage insurance in connection with loan performance. The risk retention requirement is imposed on “securitizers” and not the creditors or subsequent purchasers, although in certain circumstances a portion of the risk may be allocated to the originator. In March 2011, regulators released a proposed rule that included a proposed definition of QRM. That proposed rule did not include an explicit exemption for loans that are insured by private mortgage insurance. In response to public comments to the proposed rule, federal regulators issued a revised proposed risk retention rule, including a definition of QRMs, in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a QM under the QM Rule described above. The regulators also proposed an alternative definition of QRMs (“QM-plus”) that utilizes certain QM criteria but also includes a maximum LTV of 70%. Neither of the revised proposed QRM definitions incorporate or consider the use of private mortgage insurance. The public comment period for the new proposed rule expired on October 30, 2013. Substantially all of our primary RIF includes loans for which the down payment was less than 20% and, therefore, the LTV would exceed 80%. For information regarding the percentage of our primary RIF by LTV, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Mortgage Insurance—NIW, IIF, RIF.”

Because of the capital support provided by the U.S. Government to the GSEs, the GSEs satisfy the proposed risk retention requirements of the Dodd-Frank Act while they are in conservatorship, so sellers of loans to the GSEs will not be subject to those risk retention requirements. This means that lenders that originate loans that are sold to or securitized with the GSEs while the GSEs are in conservatorship would not be required to retain risk associated with those loans.
If the final QRM definition does not give consideration to private mortgage insurance in calculating LTV or loans with downpayments of less than 20% do not qualify as a QRM, it could adversely affect the demand for private mortgage insurance and the volume of loans originated with mortgage insurance may decline. The timing for the adoption of final risk retention rules and the QRM definition remains uncertain and we cannot be certain of the form the rules and the definition may take;

•
sets new limitations and restrictions on banking, derivatives and ABS, including the imposition of additional registration, reporting, market conduct and capital and margin posting requirements on certain participants in the derivatives markets that may make it more difficult for us to commute, restructure, hedge or otherwise mitigate losses or reduce exposure on our existing financial guaranty portfolio; and

•
establishes a Federal Insurance Office within the U.S. Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the U.S., including by increased national uniformity through either a federal charter or effective action by the states.

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
10.1
Master Transaction Agreement, dated as of August 29, 2013, by and between Radian Guaranty Inc. and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 29, 2013 and filed on August 30, 2013)

*11	Statement re: Computation of Per Share Earnings
*12	Statement of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

November 12, 2013	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
10.1
Master Transaction Agreement, dated as of August 29, 2013, by and between Radian Guaranty Inc. and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file no. 1-11356) dated August 29, 2013 and filed on August 30, 2013)

*11	Statement re: Computation of Per Share Earnings
*12	Statement of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
*31	Rule 13a - 14(a) Certifications
**32	Section 1350 Certifications
*101
Pursuant to Rule 405 of Regulation S-T, the following financial information from Radian Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.
** Furnished herewith.